Form 10-K
period 2010-12-31
FBL FINANCIAL GROUP INC
filed 2011-02-18
CIK 1012771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
(Mark one)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of June 30, 2010, the aggregate market value of the registrant's Class A and B Common Stock held by non-affiliates of the registrant was $278,036,766 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:
Title of each class	Outstanding at February 16, 2011
Class A Common Stock, without par value	29,814,076
Class B Common Stock, without par value	1,192,990
DOCUMENTS INCORPORATED BY REFERENCE
Document	Parts Into Which Incorporated
Proxy statement for annual shareholders meeting on May 18, 2011	Part III

FBL FINANCIAL GROUP, INC.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2010

PART I.
	Cautionary Statement Regarding Forward Looking Information	1
Item 1.	Business	3
Item 1A.	Risk Factors	21
Item 1B.	Unresolved Staff Comments	29
Item 2.	Properties	29
Item 3.	Legal Proceedings	29
Item 4.	[Removed and Reserved]	29

PART II.
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	30
Item 6.	Selected Consolidated Financial Data	33
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	34
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	75
Item 8.	Consolidated Financial Statements and Supplementary Data	76
	Management's Report on Internal Control Over Financial Reporting	76
	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	76
	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	77
	Consolidated Balance Sheets	78
	Consolidated Statements of Operations	80
	Consolidated Statements of Changes in Stockholders' Equity	81
	Consolidated Statements of Cash Flows	83
	Notes to Consolidated Financial Statements	85
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	131
Item 9A.	Controls and Procedures	131
Item 9B.	Other Information	131

PART III.

The information required by Items 10 through 14 is incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2010.

PART IV.
Item 15.	Exhibits and Financial Statement Schedules	132

	SIGNATURES	135

	Report of Independent Registered Public Accounting Firm on Schedules	136
	Schedule I - Summary of Investments - Other than Investments in Related Parties	137
	Schedule II - Condensed Financial Information of Registrant	138
	Schedule III - Supplementary Insurance Information	142
	Schedule IV - Reinsurance	144

Cautionary Statement Regarding Forward Looking Information

This Form 10-K includes statements relating to anticipated financial performance, business prospects, new products, and similar matters. These statements and others, which include words such as "expect," "anticipate," "believe," "intend," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. A variety of factors could cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include but are not limited to the following.

•	Difficult conditions in the financial markets and the economy may materially adversely affect our business and results of operations.

•	Adverse financial market conditions may significantly affect our liquidity, access to capital and cost of capital.

•	The Market Value Adjustment (MVA) feature on certain policies may cause surrenders to increase in an extremely low interest rate environment.

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

•
As a holding company, we depend on our subsidiaries for funds to meet our obligations, but our subsidiaries' ability to make distributions to us is limited by law, and could be affected by minimum risk-based capital requirements.

•	A significant ratings downgrade may have a material adverse effect on our business.

•	All segments of our business are highly regulated and new regulations or changes in them could affect our profitability.

•
Inaccuracies in assumptions regarding future persistency, mortality and interest rates used in calculating reserve, deferred policy acquisition expense and deferred sales inducement amounts and pricing our products could have a material adverse impact on our financial results.

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

•	We assumed a significant amount of closed block business through a coinsurance agreement and have only a limited ability to manage this business.

•	Our reinsurance program involves risks because we remain liable with respect to the liabilities ceded to reinsurers if the reinsurers fail to meet the obligations assumed by them.

•	Our business is highly dependent on our relationships with Farm Bureau organizations and would be adversely affected if those relationships became impaired.

•	Our relationship with Farm Bureau organizations could result in conflicts of interests.

•	Changes in federal tax laws may affect sales of our products and profitability.

•	Our ability to maintain competitive costs is dependent upon the level of new sales and persistency of existing business.

•	If we are unable to attract and retain agents, sales of our products and services may be reduced.

•	Attracting and retaining employees who are key to our business is critical to our growth and success.

•	Success of our business depends in part on effective information technology systems and on continuing to develop and implement improvements.

•	We experience volatility in financial results due to accounting standards for derivatives.

•	We face risks relating to litigation, including the costs of such litigation, management distraction and the potential for damage awards, which may adversely impact our business.

See Part 1A, Risk Factors, for additional information.

PART I

ITEM 1. BUSINESS

General

FBL Financial Group, Inc. (we or the Company) sells individual life and annuity products principally under the consumer brand names Farm Bureau Financial Services and EquiTrust Financial Services. These brand identities are represented by the distribution channels of our subsidiaries, Farm Bureau Life Insurance Company (Farm Bureau Life) and EquiTrust Life Insurance Company (EquiTrust Life). As of December 31, 2010, our Farm Bureau Life distribution channel consisted of 1,996 exclusive agents and agency managers. These agents and agency managers sell our products in the Midwestern and Western sections of the United States. As of December 31, 2010, our EquiTrust Life independent distribution channel consisted of 17,316 independent agents. These agents sell our products in the District of Columbia and all states except New York.

FBL Financial Group, Inc. was incorporated in Iowa in October 1993. Its subsidiary, Farm Bureau Life, began operations in 1945 and subsidiary EquiTrust Life began operations under that name in 1998. Several other subsidiaries support various functional areas and affiliates by providing investment advisory and marketing and distribution services. In addition, we manage all aspects of two Farm Bureau affiliated property-casualty insurance companies (Farm Bureau Property & Casualty Insurance Company and Western Agricultural Insurance Company) which operate predominately in eight states in the Midwest and West.

FBL's Business by Company and Distribution Channel

FBL Financial Group, Inc.

COMPANY	Farm Bureau Life Insurance Company	EquiTrust Life Insurance Company	Farm Bureau Property & Casualty Insurance Company* Western Agricultural Insurance Company*
BRANDS
DISTRIBUTION	1,996 exclusive Farm Bureau agents and agency managers	17,316 independent agents representing independent marketing organizations, broker/dealers and banks	1,205 exclusive Farm Bureau agents and agency managers (included under the 1,996 Farm Bureau Life agents)
PRODUCTS	A comprehensive line of life insurance, annuity and investment products	Traditional fixed rate and index annuities and life insurance	A full line of personal and commercial property-casualty insurance products
TERRITORY	15 Midwestern and Western states	Licensed in all states except New York	Arizona, Iowa, Kansas, Minnesota, Nebraska, New Mexico, South Dakota and Utah, and other states for nonstandard auto insurance

*
FBL Financial Group manages Farm Bureau Property & Casualty Insurance Company and Western Agricultural Insurance Company and receives a management fee from these companies. Underwriting results do not impact FBL Financial Group's results.

Investor information, including electronic versions of periodic reports filed on Forms 10-K, 10-Q and 8-K, and proxy material, are available free of charge through the Financial Information section of our website at www.fblfinancial.com. These documents are posted to our website immediately after they are filed. Also available on our website are many corporate governance documents including a code of ethics for the Chief Executive Officer and senior financial officers, committee charters, corporate governance guidelines, director profiles and more. Product information may be found on our consumer websites, www.fbfs.com and www.equitrust.com.

Business Strategy

Our core business strategies are differentiated by our target markets, which are served by our two life insurance subsidiaries, Farm Bureau Life and EquiTrust Life.

Farm Bureau Life Insurance Company

Our 1,996 Farm Bureau Life agents are multi-line agents who sell both property-casualty insurance products and life insurance and investment products under the Farm Bureau name. Having multi-line agents enhances our ability to develop a more comprehensive relationship with our customers and increases our ability to cross sell our life insurance and investment products to the pool of Farm Bureau property-casualty customers.

The Farm Bureau business and distribution channel is our foundation and we are defined by our service to this niche marketplace. We capitalize on the Farm Bureau brand to grow our business and build upon our agricultural and rural market leadership.

We focus on needs-based selling and have a broad portfolio of life insurance and annuity products so that we have attractive products available to satisfy the needs of our agents and customers. Sales within our Farm Bureau Life target marketplace are the result of perceived good value, excellent customer service and a trusted relationship with a Farm Bureau agent.

Because of their multi-line nature, our Farm Bureau Life agents focus on cross selling life insurance products to Farm Bureau members who already own a property-casualty policy issued by Farm Bureau affiliated property-casualty companies. For example, in the eight-state region where we manage the affiliated property-casualty insurance companies and related field force (Arizona, Iowa, Kansas, Minnesota, Nebraska, New Mexico, South Dakota and Utah), 23% of our property-casualty policyholders also own a Farm Bureau Life annuity or life product. We are considered among the best-in-industry in cross sales rates as this percentage is and has historically been higher than the industry average for multi-line exclusive agents, which is 11% according to the most recent research by Life Insurance and Market Research Association (LIMRA). We believe there is further opportunity for growth from cross-selling as 70% of the Farm Bureau members in the eight-state region have a Farm Bureau property-casualty insurance product, while only 20% of Farm Bureau members in the eight-state region have a life insurance product with us.

We provide our agents with sales materials, the necessary training and a high level of sales support. In addition, throughout our Farm Bureau marketing territory, certain agents are life and investment specialists who work as a resource to help their fellow agents with cross selling techniques and client needs analysis. We also provide a high level of sales support to our agents.

Our sales model is designed so that our agents act like entrepreneurial business owners with a retail financial services business. Under this model our agents have sales and service associates, who assist them and provide a variety of support for insurance sales and clients. While our agent count has not changed significantly over time, our production per agent has increased.

While we underwrite a vast majority of the products available for sale by the Farm Bureau agents, we broker products sold by other carriers when we do not have the expertise, ratings or scale to efficiently compete in the marketplace. Examples of brokered products include long-term care insurance, health insurance and last survivor life policies. In addition, in 2010, as discussed in the Variable Segment section that follows, we discontinued underwriting variable products and began selling products manufactured by another carrier. We earn fees from the sale of brokered products, a portion of which is passed on to the agents as commissions for the underlying sales.

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

EquiTrust Life Insurance Company

EquiTrust Life was established to capitalize on opportunities to grow outside our traditional Farm Bureau niche marketplace and provide diversification to the overall FBL organization. Today EquiTrust Life business consists of our independent channel, a closed block of coinsured business and variable alliance partnerships. As discussed in the "Variable Segment" section that follows, we discontinued sale of new variable products during 2010.

Our EquiTrust Life independent channel began in late 2003 and was developed to serve a growing market of baby boomers and seniors who are approaching or are in retirement. Our focus has been on offering a portfolio of clean and simple fixed annuity products and providing a high level of service. As of December 31, 2010, the EquiTrust Life independent channel had 17,316 appointed independent agents, who are affiliated with independent marketing organizations, broker/dealers and banks.

Following a strategic review of our EquiTrust Life business in 2009, we began an initiative we called the EquiTrust Reinvention. This reinvention embodies innovative strategies, diversified products, and more focused attention to distribution partners and prospective customers. It also recognizes the existing strengths of EquiTrust Life as an organization that is very nimble and agile, effectively processing business and engaging with distributors. Under this reinvention we are developing consumer-focused life insurance in cooperation with independent marketing intermediaries. EquiTrust Life will continue to sell fixed annuity products at a level designed to keep assets under management stable. In 2010, EquiTrust Life introduced two single-premium life products designed for the wealth transfer market. A universal life product is being developed with a targeted launch in 2011.

We continue to offer a variety of traditional fixed rate and index annuities. Our multi-year guarantee annuity product allows our customers to lock in competitive rates for a period of their choice, while our index annuities respond to consumers' desire for products which allow interest credits that reflect movement in a broad market index while limiting the downside risk with certain principal guarantees.

Prior to August 1, 2004, we assumed, through a coinsurance agreement, a percentage of certain annuity business written by American Equity Investment Life Insurance Company (American Equity). This closed block continues to provide us with significant assets and earnings.

Marketing and Distribution

Farm Bureau Life Market Area

Sales through our Farm Bureau Life distribution channel are currently conducted in 15 states which we characterize as follows: multi-line states (we own the Farm Bureau affiliated life company and manage the Farm Bureau affiliated property-casualty companies) - Arizona, Iowa, Kansas, Minnesota, Nebraska, New Mexico, South Dakota and Utah; and life only states (we own the Farm Bureau affiliated life company and non-owned/non-managed Farm Bureau affiliated property-casualty companies manage the exclusive multi-line agents) - Colorado, Idaho, Montana, North Dakota, Oklahoma, Wisconsin and Wyoming.

Our target market for Farm Bureau branded products is Farm Bureau members and "Middle America" in our 15-state territory. We traditionally have been very strong in rural and small town markets and are growing our presence in small and mid-metro markets where we believe there are significant life and annuity opportunities. This target market represents a relatively financially conservative and stable customer base. The financial needs of our target market tend to focus on security, insurance needs and retirement savings.

Affiliation with Farm Bureau

Many of our customers are members of Farm Bureau organizations affiliated with the American Farm Bureau Federation (American Farm Bureau). The American Farm Bureau is the nation's largest grass roots farm and ranch organization and has had 50 years of continuing growth with current membership of 6.3 million member families. In order to market insurance products in a given state using the "Farm Bureau" and "FB" designations, related trademarks and service marks, a company must have an agreement with the state's Farm Bureau organization. Generally, these marketing rights have only been granted to companies owned by or closely affiliated with Farm Bureau organizations. For each of the states in our Farm Bureau marketing territory, we have the right to use the "Farm Bureau" name and "FB" logo for marketing life insurance and investment products.

All of the state Farm Bureau organizations in our 15-state Farm Bureau Life marketing area are associated with the American Farm Bureau. The primary goal of the American Farm Bureau is to be the unified national voice of agriculture, working through its grassroots organization to enhance and strengthen the lives of rural Americans and to build strong, prosperous agricultural communities. There are currently Farm Bureau organizations in all 50 states and Puerto Rico, each with their own distinctive mission and goals. Within each state, Farm Bureau is organized at the county level. Farm Bureau programs include policy development, government relations activities, leadership development and training, communications, market education classes, commodity conferences and young farmer activities. Member services provided by Farm Bureau vary by state but often include programs such as risk management, alternative energy development and guidance on enhancing profitability. Other benefits of membership include newspaper and magazine subscriptions, as well as savings in areas such as health care, entertainment and automobile rebates. In addition, members have access to theft and arson rewards, accidental death insurance, banking services, credit card programs, computerized farm accounting services, electronic information networks, feeder cattle procurement services, health care insurance, property-casualty insurance and financial services.

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

We have royalty agreements with each state Farm Bureau organization in our Farm Bureau marketing territory giving us the right to use the Farm Bureau and FB designations in that particular state. Each state Farm Bureau organization in our Farm Bureau territory could terminate our right to use the Farm Bureau designations in that particular state without cause at the conclusion of the royalty agreements. The royalties paid to a particular state Farm Bureau organization are based on the sale of our products in the respective state. For 2010, royalty expense totaled approximately $2.0 million. The royalty agreements vary in term and expiration date as shown below.

Royalty Agreements by State
State	Royalty Agreement Expiration Date	Percent of Farm Bureau Life 2010 First Year Premiums Collected
Iowa	December 31, 2033	27.3%
Kansas	December 31, 2033	18.5
Oklahoma	December 31, 2014	8.5
Wyoming	December 31, 2011	8.3
Nebraska	December 31, 2033	6.7
Utah	December 31, 2033	5.2
Minnesota	December 31, 2033	4.2
Arizona	December 31, 2033	3.9
New Mexico	December 31, 2033	3.7
Idaho	December 31, 2011	3.7
Montana	December 31, 2011	3.0
South Dakota	December 31, 2033	2.2
Wisconsin	December 31, 2011	1.9
Colorado*	July 1, 2011	1.7
North Dakota	December 31, 2011	1.2
		100.0%
* Originally set to expire on December 31, 2011, this agreement, and an associated service agreement, are now set to terminate early on July 1, 2011. The existing block of Colorado business will remain with Farm Bureau Life. Following this, we will offer life insurance and annuity products in Colorado through EquiTrust Life.

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

Our life insurance and investment products are available for sale to both members and non-members. Property-casualty products sold by the property-casualty insurance companies affiliated with Farm Bureau are available for sale to Farm Bureau members. Annual Farm Bureau memberships in our Farm Bureau marketing territory average $45 and are available to individuals, families, partnerships or corporations.

We have service agreements with all of the Farm Bureau-affiliated property-casualty companies in our Farm Bureau Life marketing area, pursuant to which the property-casualty companies provide certain services, which include recruiting and training the shared agency force that sells both property-casualty products for that company and life products for us. The service agreements have expiration dates through December 31, 2015, and upon expiration these agreements will be renewed annually. In 2010, we paid $8.7 million for the services provided under these agreements.

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

Farm Bureau Life Agency Force

Our life insurance, annuities and sponsored mutual funds are currently marketed throughout our 15-state marketing territory by an exclusive Farm Bureau agency force. We have a written contract with each member of our agency force. The contracts cover a number of topics including privacy, compensation payments and reserving our ownership of customer lists.

Sales activities of our agents focus on personal contact and on cross selling the multiple lines of products available through Farm Bureau affiliated companies. The Farm Bureau name recognition and access to Farm Bureau membership leads to additional customers, cross selling of additional insurance products and increased retention.

Our Farm Bureau Life agents are independent contractors and exclusive agents. In the multi-line states where we manage the Farm Bureau affiliated property-casualty companies, our agents are supervised by agency managers employed by the property-casualty companies which are under our direction. There are 1,205 agents and managers in our multi-line states, all of whom market a full range of our life insurance and annuity products. These agents and managers also market products for the property-casualty companies that we manage.

In our life only states, our life insurance and annuity products are marketed by agents and managers that we share with the property-casualty company affiliated with the Farm Bureau organization in that state. There are 791 agents and managers that market our life and annuity products on an exclusive basis and market the property-casualty products of that state's affiliated property-casualty companies. Agents, as well as agency managers, are independent contractors or employees of the affiliated property-casualty companies.

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

We structure our agents' life products compensation system to encourage production and persistency. Agents receive commissions for new life insurance and annuity sales and service fees on premium payments in subsequent years. Production bonuses are paid based on the premium level of new life business written in the prior 12 months and the persistency of the business written by the agent. Persistency is a common measure used in life insurance, which measures the quality and the consistent payment of premiums, and is included in calculating the bonus to either increase or decrease (or even eliminate) the agent's production bonus. We are willing to pay added incentives for higher volumes of business only as long as the business is profitable. Production bonuses allow agents to increase their compensation significantly. In 2010, approximately 27% of agent compensation in our multi-line states was derived from the sale of life and annuity products.

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

We have a variety of incentives and recognition programs to focus agents on production of quality life insurance business. Some recognition programs and incentives are jointly conducted with the property-casualty companies. These programs provide significant incentives for the most productive agents. Approximately 11% of our agents and agency managers qualify for our annual incentive trip. Agent recruiting, training, financing and compensation programs are designed to develop a productive agent for the long term. The four-year agency force retention rate for 2010 in our 15 states was approximately 32%.

We recently began a new agent acquisition strategy and new agent training, financing and business development programs, which are designed to increase agent loyalty and retention.

EquiTrust Life Market Area

EquiTrust Life is national in scope and is licensed to sell products in the District of Columbia and all states except New York. Our typical customer is an individual purchaser of annuities or life insurance who buys through independent agents and representatives. This includes seniors and the aging baby boomer population, while transitioning to younger markets with the EquiTrust reinvention and introduction of life insurance products.

EquiTrust Life Independent Channel

Working through independent marketing organizations, broker/dealers and banks, we had 17,316 appointed agents at December 31, 2010. As part of the reinvention process, we are working to deepen engagement with our distribution partners, which has resulted in a reduction in agent counts as we terminate underperforming independent marketing organizations (IMOs) and agents.

Our target market for agents consists of IMOs that recruit and motivate agents and add value to these agents through service, training and sales support. These organizations are not exclusive to EquiTrust Life and may operate in any state where they are licensed. Most are organized for the principal purpose of insurance product sales. Some IMOs are organized for other purposes, such as a bank or broker/dealer. Recruiting expenses are primarily borne by the IMO and its compensation from EquiTrust Life consists of commissions paid on net premiums received from sales by its agents.

We believe agents and IMOs are attracted to EquiTrust Life for several reasons.

•	We offer a high level of support and a competitive product portfolio, and are committed to maintaining high ethical standards.

•	We have a recognized reputation for providing "clean," simple and easy-to-understand annuity solutions.

•	We are committed to being fair, honest and open in the way we advertise, sell and service our products.

•	We believe in helping consumers understand what an annuity is and how it can be used to support an individual's retirement or accumulation needs.

•	We are easy to do business with. We have a small, cohesive staff and are able to deliver top notch customer service.

Agents appointed by us are compensated by their assigned IMO or paid directly by EquiTrust Life pursuant to an agent contract. The typical agent is an independent contractor with experience selling the types of products offered by EquiTrust Life.

We require all agents to be contracted with an IMO which is responsible for any uncollected commission-related debts. Credit, criminal and state license background checks are performed on all applicants and evidence of current errors and omissions insurance coverage is required.

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

See Note 14 of the notes to consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Segment Information" for additional information regarding our financial results by operating segment. Included in the following discussion of our segments are details regarding premiums collected by product type and distribution source. We use premiums collected to measure the productivity of our exclusive and independent agents. Premiums collected is not a measure used in financial statements prepared according to U.S. generally accepted accounting principles (GAAP). Note 14 also includes a discussion of the most comparable GAAP financial measures and, as applicable, a reconciliation to such GAAP measures.

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

Premiums Collected - Exclusive Annuity Segment

	Year ended December 31,
	2010	2009	2008
	(Dollars in thousands)
First year - individual	$170,609	$208,428	$170,675
Renewal - individual	136,208	86,863	69,177
Group	9,819	10,389	9,187
Total Traditional Annuity - Exclusive Distribution	$316,636	$305,680	$249,039

The amount of traditional annuity premiums collected is highly dependent upon the relationship between the current crediting rates on our products and the crediting rates available on competing products, including bank-offered certificates of deposit. We believe the increases in annuity premiums in 2010 and 2009 are due to lower short-term market interest rates making certificates of deposit and other short-term investments less attractive in relation to these traditional annuities. Average crediting rates on our individual deferred annuity contracts were 3.61% in 2010, 3.90% in 2009 and 4.04% in 2008, while the average three-month U.S. Treasury rate was 0.13% in 2010, 0.14% in 2009 and 1.49% in 2008. Premiums collected in our Farm Bureau market territory in 2010 are concentrated in the following states: Kansas (30%), Iowa (28%) and Oklahoma (8%).

Fixed Rate Annuities

We offer annuities that are marketed to individuals in anticipation of retirement. We offer traditional annuities in the form of flexible premium deferred annuities (FPDA) that allow policyholders to make contributions over a number of periods. For traditional annuity products, policyholder account balances are credited interest at rates that we determine. Approximately 36% of our existing individual direct traditional annuity business, based on account balances, is held in qualified retirement plans. To further encourage persistency, a surrender charge against the policyholders' account balance is imposed for early termination of the annuity contract within a specified period after its effective date. The surrender charge rate varies by product, but typically starts at 10% and decreases 1% per year for the first ten years the contract is in force. The annuitant may elect to take the proceeds of the annuity either in a single payment or in a series of payments for life, for a fixed number of years, or a combination of these options.

In addition to FPDAs, we also market single premium deferred annuities (SPDA) and single premium immediate annuity (SPIA) products which feature a single premium paid when the contract is issued. Benefit payments and the surrender charge structure on SPDA contracts are similar to other fixed rate annuities. Benefit payments on SPIAs begin immediately after the issuance of the contract.

We invest the premiums we receive from fixed rate annuities and the investments reside in our general account. Acquisition costs are paid from the general account as they arise. The difference between the yield we earn on our investment portfolio and the interest we credit on our fixed rate annuities is known as the investment spread. The investment spread is a major driver of the profitability for all of our traditional annuity products.

Withdrawal Rates

Withdrawal rates (excluding death benefits) for our individual deferred annuities were 5.0% for 2010, 4.3% for 2009 and 3.9% for 2008. We believe the competitive environment, due to changes in market interest rates discussed above, impacted the level of withdrawal rates in these periods.

Interest Crediting Policy

We have a rate setting committee that meets monthly, or more frequently if required, to review and establish current period interest rates based upon existing and anticipated investment opportunities. This applies to new sales and to annuity products after an initial guaranteed period. We examine earnings on assets by portfolio. We then establish rates based on each product's required interest spread and competitive market conditions at the time. Most of our annuity contracts have guaranteed minimum crediting rates. These rates range from 1.50% to 5.50%, with a weighted average guaranteed crediting rate of 2.78% at December 31, 2010 and 2.90% at December 31, 2009.

Interest Crediting Rates Compared to Guarantees - Exclusive Annuity Segment

Liabilities at
December 31, 2010
(Dollars in thousands)
Fixed rate annuities:
Greater than or equal to 100 basis points over guarantee	$630,327
50 basis points to 99 basis points over guarantee	345,590
1 basis point to 49 basis points over guarantee	229,356
At guaranteed rate	919,887
Index annuities:
Above minimum guaranteed rates	1,713
At minimum guaranteed rates	10,958
Non-discretionary rate setting products	443,469
Total interest sensitive and index product liabilities	$2,581,300

In Force - Exclusive Annuity Segment

	December 31,
	2010	2009	2008
	(Dollars in thousands)
Number of direct contracts	53,428	53,116	51,439
Interest sensitive reserves	$2,581,300	$2,160,705	$1,971,218
Other insurance reserves	369,685	367,712	381,838

Traditional Annuity - Independent Distribution Segment

The Independent Annuity segment consists of fixed rate annuities, supplementary contracts (some of which involve life contingencies) and index annuities sold by our independent agents or assumed through coinsurance agreements.

Premiums Collected - Independent Annuity Segment

	Year ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Direct:
Fixed rate annuities	$76,826	$344,772	$915,843
Index annuities	312,468	266,340	649,412
Total direct	389,294	611,112	1,565,255
Reinsurance assumed	1,451	1,364	2,381
Total Traditional Annuity - Independent Distribution, net of reinsurance	$390,745	$612,476	$1,567,636

Annuity premiums collected from the independent channel decreased in 2010 and 2009 as a result of crediting rate and other actions taken to preserve and build capital and improve profitability, partially offset by a more favorable market environment for traditional annuity products. With the improvement in our capital position in 2010, we increased emphasis on growing our business from the independent distribution channel, which resulted in an increase in index annuity sales. Our direct annuity sales in 2010 are widely disbursed throughout the United States with the largest concentration in the states of Pennsylvania (11%), Florida (10%) and California (10%). In 2010, 29 IMOs produced at least $3.0 million of premiums collected with the largest providing approximately $36.9 million. The five largest IMOs combined produced a total of $127.9 million of premium from agents appointed directly with them. No one IMO, bank or broker/dealer accounted for more than 10% of our direct premiums collected in 2010.

Our EquiTrust Life independent channel currently offers fixed rate and index annuities. These products are available to individuals who are seeking to accumulate tax-deferred savings for retirement or other purposes. In 2010, 49% of annuity premiums were placed in annuities that were part of some tax-qualified benefit plan (primarily IRAs) and 51% in non-qualified plans. Most of the annuity plans can be sold to customers up to age 80. The weighted average issue age of annuity owners at December 31, 2010 was 68.4 years.

Surrender charge rates on our direct index business range from 0% to 20% and surrender charge periods range from 7 years to 14 years depending upon the terms of the product. Surrender charge rates on our direct fixed rate products range from 0% to 12%. The amount paid to contract holders upon surrender may be impacted positively or negatively by a market value adjustment (MVA) feature on our products. This adjustment feature may apply if the withdrawal amount exceeds the free withdrawal provision or the contract is surrendered during the surrender charge period. The adjustment for business sold in 2009 and prior is determined by a mathematical formula which measures changes in the interest rate environment since the contract was issued based on the U.S. Treasury yield. Beginning in 2010, the MVA formula for new sales is now based on an index that more closely matches the changes in the value of our investment portfolio and also reduces the amount of the MVA given a change in market interest rates. This feature provides a benefit to contract holders when interest rates are low and interest rate protection to us in higher interest rate environments.

Index Annuities

Based on account balance, approximately 56% of the direct annuities in the Independent Annuity segment are index annuities. With an index annuity, the policyholder may choose from a traditional fixed rate strategy or an index strategy. The underlying indices available under the index strategy vary by product, with the S&P 500® being the index which is selected by a large majority of contract holders. The products require periodic crediting of interest and a reset of the applicable index at intervals specified in the contracts. Approximately 32% of the direct index annuities' account value is allocated to the fixed strategy and 68% is allocated to an index strategy. The majority of these products have an annual reset period ending on each contract anniversary date; while certain index strategies have a two-year reset period. The computation of the index credit is based upon either a point-to-point calculation (i.e., the gain in the applicable index from the beginning of the applicable contract year to the next reset date) or a daily or monthly averaging of the index during the reset period. These products allow contract holders to transfer funds among the various index accounts and a traditional fixed rate strategy at the end of each reset period.

The index annuity contract value is equal to the premiums paid plus interest credited to the fixed portion of the contract, index credits on the indexed portion of the contract, and a premium bonus, if applicable, less partial withdrawals taken from the contract. Index credits are based upon the change in a recognized index or benchmark during the indexing period, subject to a cap, asset fee or participation rate.

The participation rate, which is applied to the growth of the index, varies among the products from 20% to 100%. Some of the products we coinsure also have an index margin, which is deducted from the growth in the index and ranges from 0% to 3.5%. The index margins may be adjusted annually, subject to stated limits. In addition, some index accounts within the products are uncapped, while others apply a cap on the amount of index credits the contract holder may earn in any one indexing period. For certain products, the applicable cap may be adjusted annually subject to stated minimums. The annual caps range from 4.0% to 12.0% for the one-year accounts. The minimum guaranteed contract values are equal to 80% to 100% of the premium collected plus interest credited at an annual rate ranging from 1.5% to 4.1% on a cumulative basis.

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

We invest index premiums and the investments reside in our general account. We then purchase call options and pay acquisition costs from the general account. With respect to that portion of the index account value allocated to an index crediting strategy, our spread is measured as the difference between the aggregate yield on the relevant portion of our invested assets, less the aggregate option costs and the costs associated with minimum guarantees. If the minimum guaranteed value of an index product exceeds the index value (computed on a cumulative basis over the life of the contract), the general account earnings are available to satisfy the minimum guarantees. If there were little or no gains in the entire series of options purchased over the expected life of an index annuity (typically 15 to 20 years), we would incur expenses for credited interest over and above our option costs. In addition, if we are not successful in matching the terms of call options purchased with the terms of the index annuities, index credits could exceed call option proceeds. This would cause our spreads to tighten and reduce our profits.

Fixed Rate Annuities

Approximately 44% of the direct annuities in the Independent Annuity segment are fixed rate annuities. We sell multi-year guaranteed annuities (MYGAs) that include guarantees of the annual crediting rate primarily for five-year, six-year, eight-year or ten-year periods, and we offer SPIA and FPDA products. We coinsure FPDA and SPDA products with characteristics which are similar to the products offered directly through the Exclusive Annuity segment.

Certain fixed rate annuities sold through our EquiTrust Life independent distribution offer an additional first year interest rate. The initial crediting rate on these annuities ranged from 0% to 4% in 2010.

Withdrawal Rates

Withdrawal rates (excluding death benefits) for our individual deferred annuities, including both direct and assumed business, were 7.6% for 2010, 15.4% for 2009 and 7.8% for 2008. The increase in the withdrawal rate in 2009 reflects the impact of low U.S. Treasury yields on the MVA feature for our direct fixed annuity products, which provided an environment where contract holders could receive an increase in the amount paid upon surrender. See "Item 1A. Risk Factors" and "Item 7. Market Risks of Financial Instruments - Interest Rate Risk" for additional information regarding the MVA feature and its impact on surrenders.

The business assumed under the coinsurance agreement with American Equity, which had an account value totaling $1.3 billion at December 31, 2010, is subject to recapture at the election of the ceding company beginning in 2011, with a majority of the business subject to recapture in 2012 and 2013. The financial impact of a recapture, if elected by the coinsurer, cannot be estimated at this time.

Interest Crediting Policy

We have a rate setting committee that meets monthly, or more frequently if required, to review and establish current period interest and index terms for products sold through our EquiTrust Life independent distribution. The interest and index terms are based upon current investment opportunities. This applies to new sales and to annuity products after an initial guaranteed period, if applicable. We then establish rates based on each product's required interest spread and competitive market conditions at the time. The average interest credited rate on our fixed rate contracts, including bonus interest, was 4.76% in 2010, 4.88% in 2009 and 4.93% in 2008. The average rate for these contracts, excluding bonus interest, was 4.75% in 2010, 4.77% in 2009 and 4.71% in 2008. The guaranteed minimum crediting rates for these contracts range from 1.00% to 3.00%, with a weighted average guaranteed crediting rate of 1.50% at December 31, 2010 and 1.51% at December 31, 2009.

Interest Crediting Rates Compared to Guarantees - Independent Distribution Segment

	Liabilities at December 31, 2010
	Direct	Reinsurance Assumed
	(Dollars in thousands)
Fixed rate annuities:
Greater than or equal to 100 basis points over guarantee	$2,504,750	$11,995
50 basis points to 99 basis points over guarantee	9,036	15,425
1 basis point to 49 basis points over guarantee	1,439	285,074
At guaranteed rate	292	25,549
Index annuities:
Above minimum guaranteed rates	2,939,325	731,452
At minimum guaranteed rates	201,266	174,928
Non-discretionary rate setting products	267,943	5,137
Total interest sensitive and index product liabilities	$5,924,051	$1,249,560

The average crediting rate for the traditional fixed rate strategy for our index annuities sold through our EquiTrust Life independent distribution was 2.69% in 2010, 2.92% in 2009 and 2.93% in 2008. The guaranteed minimum crediting rates for the fixed rate strategy of our index annuities range from 1.00% to 2.30%, with a weighted average guaranteed crediting rate of 1.68% at December 31, 2010 and 1.77% at December 31, 2009. Average credited rates on fixed rate annuities assumed were 3.25% in 2010, 3.35% in 2009 and 3.44% in 2008. Most of the annuity contracts assumed through our coinsurance agreement have guaranteed minimum crediting rates, which range from 2.25% to 4.00%.

We have the ability to adjust policy features including crediting rates, participation rates and asset fees and caps, subject to minimum guarantees for nearly all direct index annuity products. Crediting rates on direct fixed rate annuities are all above the minimum guarantees. Rates cannot be changed until the end of the guarantee period. Crediting rates on assumed annuities are managed by the ceding company.

In Force - Independent Distribution Segment

	December 31,
	2010	2009	2008
	(Dollars in thousands)
Number of direct contracts	86,855	88,486	93,769
Direct index annuity reserves	$3,200,755	$3,145,776	$3,581,396
Direct other interest sensitive reserves	2,723,296	2,600,741	2,398,237
Assumed annuity reserves	1,249,560	1,382,082	1,583,754
Direct other insurance reserves	156,386	152,169	145,036

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

Premiums Collected - Traditional and Universal Life Insurance Segment

	For the year ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Universal life:
First year (1)	$14,250	$8,523	$6,672
Renewal	43,552	40,475	39,338
Total	57,802	48,998	46,010
Participating whole life:
First year	11,839	11,217	12,089
Renewal	95,591	94,741	93,378
Total	107,430	105,958	105,467
Term life and other:
First year	12,834	12,030	10,414
Renewal	61,183	54,360	49,135
Total	74,017	66,390	59,549
Total Traditional and Universal Life Insurance	239,249	221,346	211,026
Reinsurance assumed	—	7,705	10,913
Reinsurance ceded	(20,307)	(19,986)	(19,094)
Total Traditional and Universal Life Insurance, net of reinsurance	$218,942	$209,065	$202,845

(1) 2010 includes $5.5 million relating to our EquiTrust Life independent distribution channel.

For our direct traditional and universal life insurance premiums collected in our Farm Bureau market territory, premiums collected in 2010 are concentrated primarily in the following states: Iowa (24%), Kansas (16%) and Nebraska (8%).

Traditional Life Insurance

We offer traditional participating whole life insurance products. Participating whole life insurance provides benefits for the life of the insured. It provides level premiums and a level death benefit and requires payments in excess of mortality charges in early years to offset increasing mortality costs in later years. Under the terms of these policies, policyholders have a right to participate in our surplus to the extent determined by the Board of Directors, generally through annual dividends. Participating business accounted for 38% of direct life receipts from policyholders during 2010 and represented 12% of life insurance in force at December 31, 2010.

We also market non-participating term insurance policies that provide life insurance protection for a specified period. Term insurance is mortality based and generally has no accumulation value. However, we also offer a return of premium rider, which returns a percentage of premiums after a set number of years. For a portion of our business, we may change the premium scales at any time but may not increase rates above guaranteed levels.

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

In 2010, EquiTrust Life introduced its first life insurance products with a single premium simplified underwriting product and a single premium indexed universal life product.

Underwriting

We follow formal underwriting standards and procedures designed to properly assess and quantify life insurance risks before issuing policies to individuals. To implement these procedures, we employ an underwriting staff of 13 underwriters who have an average of 23 years of experience in the insurance industry. Our underwriters review each applicant's written application, which is prepared under the supervision of our agents, and any required medical records. We generally employ blood, oral fluid or urine testing (including HIV antibody testing) to provide additional information whenever the applicant is age 18 or older and the face amount is $100,000 or greater. Based on the results of these tests, we may adjust the mortality charge or decline coverage completely. We also have an automated process for handling term policies for ages 18 to 55 with face amounts of $25,000 to $75,000. We use our automated underwriting guidelines to evaluate the medical history provided by the applicant and information received from three service providers. Based on the evaluation against our automated underwriting guidelines, we may adjust the mortality charge or decline coverage. Generally, tobacco use by a life insurance applicant within the preceding one-year results in a substantially higher mortality charge. In accordance with industry practice, material misrepresentation on a policy application can result in the cancellation of the policy upon the return of any premiums paid.

Interest Crediting and Participating Dividend Policy

The interest crediting policy for our direct traditional and universal life insurance products is the same as for our traditional annuity products in the Exclusive Annuity segment. See "Interest Crediting Policy" under the Exclusive Annuity Segment discussion. We pay dividends, credit interest and determine other nonguaranteed elements on the individual insurance policies depending on the type of product. Some elements, such as dividends, are generally declared for a year at a time. Interest rates and other nonguaranteed elements are determined based on experience as it emerges and with regard to competitive factors. Average contractual credited rates on our direct universal life contracts were 4.26% in 2010, 4.25% in 2009 and 4.41% in 2008. Our universal life contracts have guaranteed minimum crediting rates that range from 3.00% to 4.50%, with a weighted average guaranteed crediting rate of 3.93% at December 31, 2010 and 3.84% at December 31, 2009.

Interest Crediting Rates of Direct Interest Sensitive Life Products Compared to Guarantees - Traditional and Universal Life Insurance Segment

Liabilities at
December 31, 2010
(Dollars in thousands)
Discretionary rate setting products with minimum guarantees:
Greater than or equal to 100 basis points over guarantee	$240,149
50 basis points to 99 basis points over guarantee	22,580
1 basis point to 49 basis points over guarantee	29,312
At guaranteed rate	339,742
Non-discretionary rate setting products	4,416
Total interest sensitive and index product liabilities	$636,199

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

In Force - Traditional and Universal Life Insurance Segment

	December 31,
	2010	2009	2008
	(Dollars in thousands, except face amounts in millions)
Number of direct policies - traditional life	349,009	342,791	335,505
Number of direct policies - universal life	56,935	55,729	55,094
Direct face amounts - traditional life	$36,201	$33,685	$30,998
Direct face amounts - universal life	5,212	4,980	4,817
Direct traditional insurance reserves	1,489,858	1,436,162	1,389,546
Direct interest sensitive reserves	636,199	628,363	634,963
Assumed insurance reserves	—	—	202,829

Variable Segment

Historically, we have sold variable products through our exclusive agency force and have received variable business through our unique EquiTrust Life variable product alliances. During 2010, we discontinued the sale of new variable products through our agents and are in the process of discontinuing new variable sales through our alliance partners. Also in 2010, we made variable annuity and variable life products manufactured by another highly rated insurance company available to our distribution force. We earn fee income from the sale of these products, a portion of which is passed on to the agents as commissions for the underlying sales. The switch to selling a brokered product is intended to increase the profitability of our company as it takes significant scale to be competitive in underwriting variable products. The in force block of variable products remain on our books and continues to be administered by us.

The Variable segment consists of variable universal life insurance and variable annuity contracts. These products are similar to universal life insurance and traditional annuity contracts, except the contract holder has the option to direct the cash value of the contract to a wide range of investment sub-accounts, thereby passing the investment risk to the contract holder.

Premiums Collected - Variable Segment

	For the year ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Variable annuities:
Exclusive distribution:
First year	$15,997	$23,858	$40,742
Renewal	20,999	19,697	23,047
Total	36,996	43,555	63,789
Alliance channel:
First year (1)	16,389	7,293	15,685
Renewal (1)	4,507	3,211	4,417
Total	20,896	10,504	20,102
Total variable annuities	57,892	54,059	83,891
Variable universal life:
Exclusive distribution:
First year	1,207	2,021	4,930
Renewal	43,915	46,098	46,274
Total	45,122	48,119	51,204
Alliance channel:
First year (1)	173	193	415
Renewal (1)	1,706	1,930	2,197
Total	1,879	2,123	2,612
Total variable universal life	47,001	50,242	53,816
Total Variable	104,893	104,301	137,707
Reinsurance ceded	(847)	(888)	(736)
Total Variable, net of reinsurance	$104,046	$103,413	$136,971

(1) Amounts are net of portion ceded to and include amounts assumed from alliance partners.

First year variable premiums collected in 2010 include sales that occurred prior to the discontinuation of new sales.

Variable Universal Life Insurance

We have variable universal life policies that are similar in design to universal life policies, but the policyholder has the ability to direct the cash value of the policy to an assortment of variable sub-accounts and, in turn, assumes the investment risk passed through by those funds. Policyholders can select from variable sub-accounts managed by us as well as sub-accounts that are managed by outside investment advisors. Variable universal life policyholders can also elect a declared interest option under which the cash values are credited with interest as declared. See "Variable Sub-Accounts and Mutual Funds" for additional details on these options.

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

Our variable annuity products have a guaranteed minimum death benefit (GMDB) rider. The variable annuity products issued by Farm Bureau Life after September 1, 2002 and those issued or assumed by EquiTrust Life generally have a high water mark feature that pays the contract holder the greatest value attained on any anniversary date or the date of a payment or withdrawal. For our variable annuity contracts issued by Farm Bureau Life prior to September 1, 2002, the GMDB is equal to the amount by which premiums less partial withdrawals exceeds the account value on the date of death. In addition, certain of our variable annuity products have an incremental death benefit (IDB) rider that pays a percentage of the gain on the contract upon the death of the contract holder. At Farm Bureau Life, we began issuing variable annuity contracts with guaranteed minimum income benefits (GMIB) on June 1, 2008. Under this optional GMIB rider, upon annuitization after the eighth policy year to a single or joint life income option, the contract holder receives monthly income of the higher of the current accumulated value applied to a current payment option, or a guaranteed payment option applied to the premiums paid minus withdrawals accumulated at a specified rate. The net amount at risk for these contracts is based on the amount by which GMDB, IDB or GMIB exceeds account value. The reserve for GMDBs, IDBs, and GMIBs determined using modeling techniques and industry mortality assumptions, that is included in future policy benefits, totaled $1.5 million at December 31, 2010.

Interest Crediting Policy

The interest crediting policy for the declared interest option our direct variable products is the same as our other direct products as described above in the Exclusive Annuity segment. The variable segment includes $254.8 million of interest sensitive liabilities at December 31, 2010, $243.1 million of which are at product guaranteed minimums.

In Force - Variable Segment

	December 31,
	2010	2009	2008
	(Dollars in thousands, except face amounts in millions)
Number of direct contracts - variable annuity	18,603	19,827	20,624
Number of direct policies - variable universal life	55,484	58,429	61,319
Direct face amounts - variable universal life	$6,982	$7,360	$7,698
Separate account assets	753,050	702,073	577,420
Interest sensitive reserves	254,817	231,838	225,539
Other insurance reserves	32,861	30,595	30,382

Corporate and Other Segment

The Corporate and Other segment includes (i) advisory services for the management of investments and other companies; (ii) marketing and distribution services for the sale of mutual funds and insurance products not issued by us; (iii) leasing services, primarily with affiliates; (iv) a small block of closed accident and health business; (v) interest expense and (vi) investments and related investment income not specifically allocated to our product segments.

Reinsurance

We reinsure a portion of our life insurance exposure with unaffiliated insurance companies under traditional indemnity reinsurance agreements. New sales of life products are reinsured above prescribed limits and do not require the reinsurer's prior approval within certain guidelines. We do not use financial or surplus relief reinsurance. We enter into indemnity reinsurance arrangements to assist in diversifying our risks and to limit our maximum loss on risks that exceed our policy retention limits. Our maximum retention limit on an insured life ranges up to $1.5 million depending on when the policy was issued.

In addition, we have reinsurance agreements with variable alliance partners; however, as described above, we are in the process of terminating new sales with these alliance partners. Under these agreements, we pay the alliance partners their reinsurance percentage of charges and deductions collected on the reinsured policies. The alliance partners in return pay us their reinsurance percentage of benefits in excess of related account balances. In addition, the alliance partners pay us an expense allowance for new business and development and maintenance costs on the reinsured contracts.

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

Primary Reinsurers as of December 31, 2010

Reinsurer	A.M. Best Rating	Amount of In Force Ceded	Reserve Credit
		(Dollars in millions)
Swiss Re Life & Health America Inc.	A	$3,185.5	$13.0
RGA Reinsurance Company	A+	3,020.6	19.0
Generali USA Life Reassurance Company	A	2,499.5	7.8
Employers Reassurance Corporation	A-	591.0	1.9
Scottish Re (1)	E	372.9	3.5
Munich American Reassurance Company	A+	302.2	0.6
All other (7 reinsurers)	A- to A++	241.9	0.8
Total		$10,213.6	$46.6

(1) New business with Scottish Re was terminated in early 2007, following difficulties at that company and related ratings downgrades. Scottish Re continues to meet its reinsurance obligation with us in a normal fashion.

In addition, the Life companies have an annual 100% quota share accidental death reinsurance agreement. Coverage includes all acts of terrorism including those of a nuclear, chemical or biological origin. Coverage is subject to an annual aggregate retention of $12.0 million. A maximum occurrence limit of $50.0 million applies to policies written on agents of the Company who are participating in Company-sponsored incentive trips. All other occurrence catastrophes are unlimited in amount.

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

The EquiTrust Funds each currently issue shares in six investment series (a Portfolio or collectively the Portfolios) with the following distinct investment objectives: (1) long-term capital appreciation by investing in equity securities which have a potential to earn a high return on capital and/or are undervalued by the marketplace; (2) as high a level of current income as is consistent with investment in a diversified portfolio of high-grade income-bearing debt securities; (3) as high a level of current income as is consistent with investment in a diversified portfolio of lower-rated, higher yielding income-bearing securities; (4) high level of total investment return through income and capital appreciation by investing in common stocks and other equity securities, high grade debt securities and high quality short-term money market instruments; (5) maximum current income consistent with liquidity and stability of principal; and (6) growth of capital and income by investing primarily in common stocks of well-capitalized, established companies. The net assets of the EquiTrust Funds at December 31, 2010 totaled $502.5 million.

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

Our variable products include sub-accounts that invest in funds managed by outside investment advisors in addition to the Insurance Series Fund. We receive an annual administrative service fee ranging from 0.05% to 0.25% (annualized) of the sub-account values, generally once the sub-accounts meet a predetermined asset threshold. The outside investment advisors and related sub-accounts available to our variable contract holders include Fidelity Management & Research Company (13 sub-accounts), Franklin Advisers, Inc. (7 sub-accounts), T. Rowe Price Associates, Inc. (5 sub-accounts), Calvert Investments (6 sub-accounts), JP Morgan Investment Management Inc. (6 sub-accounts), American Century Investment Management Services, Inc. (5 sub-accounts), Dreyfus Corporation (5 sub-accounts), Columbia Management (4 sub-accounts) and DWS Scudder Investments (2 sub-accounts).

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

Insurer Financial Strength Ratings
	Rating	Source	Outlook
Farm Bureau Life Insurance Company	A - (Excellent)	A.M. Best	Stable
EquiTrust Life Insurance Company	B+ (Good)	A.M. Best	Stable
Farm Bureau Life Insurance Company	A- (Strong)	Standard & Poor's	Stable
EquiTrust Life Insurance Company	A- (Strong)	Standard & Poor's	Stable

Credit Ratings
FBL Financial Group, Inc.	bb	A.M. Best	Stable
FBL Financial Group, Inc.	BBB-	Standard & Poor's	Stable

A.M. Best has 13 financial strength ratings assigned to solvent insurance companies, which currently range from A++ (Superior) to D (Poor). Standard & Poor's has eight financial strength ratings assigned to solvent insurance companies, ranging from "AAA"(Extremely Strong) to "CC"(Extremely Weak).

A.M. Best's long-term credit ratings range from aaa (exceptional) to d (in default). A + or - may be appended to ratings from aa to ccc to indicate relative position within a category. A rating of bbb- or above is considered investment grade. Standard & Poor's long-term credit ratings range from "AAA" (extremely strong) to "D" (payment default). As of the date of this filing, both A.M. Best and Standard & Poor's have the life/health industry on a stable rating outlook.

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

The insurance regulatory framework has been under examination, and certain state legislatures have considered or enacted laws that alter, and in many cases increase, state authority to regulate insurance companies and insurance holding company systems. During 2010, there were two major acts that may have an impact on our business at some time the in the future. The first was the Affordable Care Act. The second was the Dodd-Frank financial reform legislation.

The Affordable Care Act was designed to provide universal health care to everyone in the United States. While our exclusive agents sell health insurance, those products are manufactured by unrelated third parties. While we anticipate there will be substantial changes ahead for companies who actually provide the coverage sold by our agents, we do not anticipate an immediate impact on our business as a result of the changes that have already gone into effect. The biggest changes to FBL as a result of Affordable Care Act are those changes faced as an employer. We are carefully studying the impact of the new legislation but most of it has not yet gone into effect and will not in 2011. We are studying how the changes will affect us as an employer and will take steps that are required, with an eye towards providing benefits commensurate with those of our competitors, and consistent with what we have provided our employees in the past.

The Dodd-Frank Wall Street Reform and Consumer Protection Act, which became law in 2010, may result in additional regulations for our companies. The extent to which it will affect our business depends on regulations that are yet to be created and adopted. Changes in 2011 are expected to be minimal.

Legislation has been introduced in Congress in the past which could result in the federal government assuming regulation of all or part of the insurance industry. In light of ongoing legislative developments, the National Association of Insurance Commissioners (NAIC) and state insurance regulators continue to reexamine existing laws and regulations, accounting policies and procedures, specifically focusing on insurance company investments and solvency issues, market conduct, risk-adjusted capital guidelines, interpretations of existing laws, the development of new laws, the implementation of non-statutory guidelines and the circumstances under which dividends may be paid. We do not believe the adoption of any of the current NAIC initiatives will have a material adverse impact on us; however, we cannot predict the form of any future proposals or regulation.

Employees

At December 31, 2010, we had 1,679 employees. A majority of our employees, including the executive officers, also provide services to Farm Bureau Property & Casualty Insurance Company and other affiliates pursuant to management agreements. None of our employees are members of a collective bargaining unit.

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

Our results of operations are materially affected by conditions in the financial markets and the economy. The U.S. economy and financial markets continue to challenge the life insurance and annuity industries. While the recession ended in mid-2009, economic and employment growth remain weak. Recent economic data indicates growth, while improving, is likely to trend below average for some time.

Our business benefits from moderate to strong economic expansion. Conversely, a lackluster economic recovery characterized by higher unemployment, lower family income, lower consumer spending, muted corporate earnings growth and lower business investment could adversely impact the demand for our products in the future. We also may experience a higher incidence of claims, lapses or surrenders of policies. We cannot predict whether or when such actions may occur, or what impact such actions could have on our business, results of operations, cash flows or financial condition.

Adverse financial market conditions may significantly affect our liquidity, access to capital and cost of capital.

As described in "Item 7. Liquidity and Capital Resources" of this Form 10-K, our life insurance subsidiaries have historically generated positive cash flow as measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. However, during 2009 EquiTrust Life experienced net negative cash flows due to a reinsurance recapture transaction, increased surrender activity and decreased sales. While the surrender activity at EquiTrust Life has diminished, a significant increase in policyholder benefits, coupled with an increase in market interest rates, could require us to sell fixed maturity securities that are in an unrealized loss position. Such sales would result in a charge to income and a reduction in capital. At December 31, 2010, we believe the probability we would have to sell investments in an unrealized loss position to meet cash flow needs is remote. See "Item 7. Financial Condition" and Note 2 to our consolidated financial statements in Item 8 for details regarding the unrealized gains and losses on our fixed maturity securities.

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

We manage our capital level to be consistent with statutory and rating agency requirements. As of December 31, 2010, we estimate that we have sufficient capital in the life insurance subsidiaries to meet our rating objectives. However, this capital may not be sufficient if significant future losses are incurred and access to additional capital is limited.

The Market Value Adjustment (MVA) feature on certain policies may cause surrenders to increase in an extremely low interest rate environment.

The amount paid upon surrender on our EquiTrust Life independent channel business may be impacted positively or negatively by a MVA feature on these products. This feature may apply if the withdrawal amount exceeds the free withdrawal provision or the contract is surrendered during the surrender charge period. Most of the fixed annuity products sold by the EquiTrust Life independent channel offer a MVA feature which is based on U.S. Treasury rates. This feature provides a benefit to contract holders when interest rates are low and interest rate protection to us in higher interest rate environments. Market conditions with low U.S. Treasury yields provide an environment where contract holders may be able to receive an increase in the amount paid upon surrender.

The unprecedented low U.S. Treasury yields in early 2009 provided an environment where contract holders received an increased amount upon surrender, which significantly increased the level of surrender activity. Surrender activity declined throughout 2009 to expected levels primarily due to an increase in U.S. Treasury rates and various conservation strategies we implemented. While the 10-year U.S. Treasury rated dipped to a low of 2.41% in the fourth quarter of 2010, we did not have the level of surrender activity experienced in early 2009 due to conservation efforts, fewer agent driven surrenders and more stable market conditions in 2010.

We have hedged a portion of our exposure to MVA in a low interest rate environment by purchasing a zero-coupon U.S. Treasury bond. It is expected that future MVA losses in an extremely low interest rate environment, should one emerge, will be offset by gains on this U.S. Treasury bond as well as gains on the fixed maturity securities backing the contracts being surrendered. In addition, beginning in 2010, we introduced changes to the MVA feature for new sales, which limit the exposure to us and policyholders of significant swings in the MVA impact as a result of changes in market interest rates. We cannot predict the extent to which increased surrender activity may occur in the future or what impact such excess surrenders could have on our business, results of operations, cash flows and financial condition.

Our valuation of fixed maturity securities may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations or financial condition.

During periods of market disruption, it may be difficult to value certain securities if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the financial environment or market conditions.

Volatile and illiquid market conditions in the early part of 2009 affected pricing for a broad range of asset classes and most fixed-income sectors. Market conditions improved substantially through 2009 and into 2010. However, certain market sectors remain dislocated, making it difficult to value some securities. As a result, certain valuations require greater estimation and judgment as well as more complex valuation methods. These values may not ultimately be realizable in a market transaction, and such values may change rapidly as market conditions change and valuation assumptions are modified.

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

We are subject to the risk that the issuers of fixed maturity securities and other debt securities in our portfolio (other than U.S. agency securities), and borrowers on our commercial mortgages, will default on principal and interest payments, particularly in the event of a major downturn in economic activity. As of December 31, 2010, we held $11.1 billion of fixed income securities, $0.7 billion of which represented below-investment grade holdings. Of these below-investment grade holdings, 95.5% were acquired as investment grade holdings but, as of December 31, 2010, had been downgraded to below investment grade. An increase in defaults on our fixed maturity securities and commercial mortgage loan portfolios could harm our financial strength and reduce our profitability.

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

The market value of our investments and our investment performance, including yields and realization of gains or losses, may vary depending on economic and market conditions. Such conditions include the shape of the yield curve, level of interest rates and recognized equity and bond indices. Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can materially affect the profitability of our products, the market value of our investments and the reported value of stockholders' equity.

A key component of our financial results is the investment spread. A narrowing of investment spreads would adversely affect operating results. Although we have the right to adjust interest crediting rates on a substantial portion of our direct business in force, changes to crediting rates may not be sufficient to maintain targeted investment spreads in all economic and market environments. Our ability to lower crediting rates is subject to minimum crediting rates filed with and approved by state regulators. In addition, competition and other factors, including the potential for increases in surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid the narrowing of spreads under certain market conditions.

The profitability of our index annuities that are tied to market indices is significantly impacted by the spread on interest earned on investments, by the cost of underlying call options purchased to fund the credits owed to contract holders and by the minimum interest guarantees owed to the contract holder, if any. If there were little or no gains on the call options purchased over the expected life of an index annuity, we would incur expenses for credited interest over and above our option costs. In addition, if we are not successful in matching the terms of call options purchased with the terms of the index annuities, index credits could exceed call option proceeds. These items would cause our spreads to tighten and reduce our profits.

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

As a holding company, we depend on our subsidiaries for funds to meet our obligations, but our subsidiaries' ability to make distributions to us is limited by law, and could be affected by minimum risk-based capital requirements.

As a holding company, we rely on dividends from subsidiaries to assist in meeting our obligations. The ability of our subsidiaries to pay dividends or to make other cash payments in the future may materially affect our ability to satisfy our parent company payment obligations, including debt service and dividends on our common stock.

The ability of our subsidiaries, Farm Bureau Life and EquiTrust Life, to pay dividends to the parent company is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. The annual dividend limitation is defined under the Iowa Insurance Holding Company Act as any dividend or distribution of cash or other property whose fair value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of adjusted policyholders' surplus (total statutory capital stock and statutory surplus) as of December 31 of the preceding year, or (ii) the statutory net gain from operations of the insurer for the 12-month period ending December 31 of the preceding year. During 2011, the maximum amount legally available for distribution to FBL Financial Group, Inc., without further regulatory approval, is $65.1 million from Farm Bureau Life and $43.8 million from EquiTrust Life. See Note 13 of our consolidated financial statements for additional details on the dividend limitation.

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

•	If an insurer's total adjusted capital is less than its authorized control level RBC, the regulatory authority is authorized (although not mandated) to take regulatory control of the insurer.

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

Ratings are an important factor in establishing the competitive position of insurance companies. If our ratings were lowered, our ability to market products to new customers could be harmed and existing policyholders might cancel their policies or withdraw the cash values of their policies. These events, in turn, could have a material adverse effect on our financial results and liquidity. Our ratings reflect the agency's opinions as to the financial strength, operating performance and ability to meet obligations to policyholders of our insurance company subsidiaries. There is no assurance that a credit rating will remain in effect for any given period of time or that a rating will not be reduced, suspended or withdrawn entirely by the rating agency, if in the rating agency's judgment, circumstances so warrant. See "Item 1. Business - Ratings and Competition" for a summary of our current ratings.

All segments of our business are highly regulated and these regulations or changes in them could affect our profitability.

We are subject to regulation under applicable insurance statutes, including insurance holding company statutes, in the various states in which our life subsidiaries operate. Insurance regulation is intended to provide safeguards for policyholders rather than to protect shareholders of insurance companies or their holding companies. Regulators oversee matters relating to sales practices, policy forms, claims practices, types and amounts of investments, reserve adequacy, insurer solvency, minimum amounts of capital and surplus, transactions with related parties, changes in control and payment of dividends.

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

While the Affordable Care Act will have a substantial impact on the health care industry, we do not anticipate it affecting our insurance business. It is likely to create an impact on our organization as an employer, but the impact has been minimal, to date. The extent of any impact of Dodd-Frank on our industry or on us an employer will depend primarily on regulations that have not yet been adopted. Captive agents who are also registered representatives of our affiliated broker-dealer, EquiTrust Marketing Services, LLC, may be affected by proposed rules that would impose a fiduciary duty on the services being provided as a registered representative. It is too early to tell what effect there will be until the rule making process has been finalized.

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

Inaccuracies in assumptions regarding future persistency, mortality and interest rates used in calculating reserve, deferred policy acquisition expense and deferred sales inducement amounts and pricing our products could have a material adverse impact on our financial results.

The process of calculating reserve, deferred policy acquisition and deferred sales inducement amounts and pricing products for an insurance organization involves the use of a number of assumptions including those related to persistency (how long a contract stays with the company), mortality (the relative incidence of death in a given time) and interest rates (the rates expected to be paid or received on financial instruments, including insurance or investment contracts). Actual results could differ significantly from those assumed. Inaccuracies in one or more of these assumptions could have a material adverse impact on our results of operations.

We may be required to accelerate the amortization of deferred policy acquisition costs or deferred sales inducements, which could adversely affect our results of operations or financial condition.

Deferred policy acquisition costs and deferred sales inducements (collectively, DAC), represent the costs that vary with and are related primarily to the acquisition of new and renewal insurance and annuity contracts, and we amortize these costs over the expected lives of the contracts. We test the DAC recorded on our consolidated balance sheet to determine if these amounts are recoverable under current assumptions. In addition, we regularly review the estimates and assumptions underlying DAC for those products for which we amortize DAC in proportion to gross profits. Given changes in facts and circumstances, these tests and reviews could lead to reductions in DAC that could have an adverse effect on the results of our operations and our financial condition. Increases in actual or expected future withdrawals or surrenders and investment losses, which are more likely in a severe economic recession, would result in an acceleration of DAC amortization. In addition, significant or sustained equity and bond market declines could result in an acceleration of DAC amortization related to variable annuity and variable universal life contracts.

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

We have assumed through a coinsurance agreement a block of annuity business with account values totaling $1.2 billion. Our ability to manage the products covered by the coinsurance arrangement is limited and we can make no assurances that our coinsurance counterparty will make decisions regarding the operations of the business covered by the coinsurance agreement in the same manner that we would or in a manner that would have a positive impact on the business covered by the coinsurance arrangement. However, the ceding company still retains 30% to 80% of this business. The business assumed under this coinsurance agreement is subject to recapture by the ceding company beginning in 2011 with a majority of the business subject to recapture in 2012 and 2013. The financial impact of a recapture, if elected by the coinsurer, cannot be estimated at this time. In addition, we rely on the coinsurer to supply us with accurate financial and accounting data relating to this business.

Our reinsurance program involves risks because we remain liable with respect to the liabilities ceded to reinsurers if the reinsurers fail to meet the obligations assumed by them.

We reinsure a portion of our life insurance exposure with unaffiliated insurance companies under traditional indemnity reinsurance agreements. New sales of life products are reinsured above prescribed limits and do not require the reinsurer's prior approval within certain guidelines. We enter into indemnity reinsurance arrangements to assist in diversifying our risks and to limit our maximum loss on risks that exceed our policy retention limits. Our maximum retention limit on an insured life ranges up to $1.5 million depending upon when the policy was issued.

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

Farm Bureau Life's business relies significantly upon the maintenance of our right to use the Farm Bureau and FB trade names and related trademarks and service marks which are controlled by the American Farm Bureau Federation. See discussion under "Item 1. Business - Marketing and Distribution - Affiliation with Farm Bureau" for information regarding this relationship and circumstances under which our access to the Farm Bureau membership base and use of the Farm Bureau and FB designations could be terminated. We believe our relationship with the Farm Bureau provides a number of advantages. Farm Bureau organizations in our current territory tend to be well known and long established, have active memberships and provide a number of member benefits other than financial services. The strength of these organizations provides enhanced prestige and brand awareness for our products and increased access to Farm Bureau members. The loss of the right to use these designations in a key state or states could have a material adverse effect on operating results.

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

The annuity and life insurance products that we market offer tax advantages to the policyholders, as compared to other savings instruments such as certificates of deposit and taxable bonds. Tax preferences include the deferral of income tax on the earnings during the accumulation period of the annuity or insurance policy as opposed to the current taxation of other savings instruments and the tax-free status of death benefit proceeds. In addition, life insurance companies receive a tax deduction for dividends received by separate accounts.

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

If we are unable to attract and retain agents, sales of our products and services may be reduced.

We compete to attract and retain exclusive agents for Farm Bureau Life and independent agents for EquiTrust Life. Intense competition exists for persons and independent distributors with demonstrated ability. We compete primarily on the basis of our reputation, products, compensation, support services, rating agency ratings and financial position. Sales and our results of operations and financial condition could be materially adversely affected if we are unsuccessful in attracting and retaining agents.

Attracting and retaining employees who are key to our business is critical to our growth and success.

The success of our business and the ability to reach goals is dependent, to a large extent, on our ability to attract and retain key employees. Competition is intense in the job market for certain positions, such as actuaries and other insurance professionals with demonstrated ability, particularly with our headquarters being located in central Iowa, a hub of insurance company home offices, where we compete with other insurance and financial institutions.

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

Our business is dependent upon the ability to keep up to date with effective, secure and advanced technology systems for interacting with employees, agents, policyholders, vendors, agents, third parties and investors. It is crucial to our business to reach a large number of people, provide sizable amounts of information, and secure and store information through our technology systems. If we do not maintain adequate systems to reflect technological advancements, we could experience adverse consequences, including inadequate information on which to base pricing, underwriting and reserving decisions, regulatory problems, litigation exposure or increases in administrative expenses. This could adversely affect our relationships and ability to do business with our clients and make it difficult to attract new customers.

Our information technology systems and software require an ongoing commitment of resources to maintain current standards. Our business strategy involves providing customers with easy-to-use products and systems to meet their needs. We are continuously enhancing and updating our systems to keep pace with changes in information processing technology, evolving industry and regulatory standards and customer demands. Our success is largely dependent on maintaining and enhancing the effectiveness of existing systems, as well as continuing to reuse, buy or build information systems that support our business processes in a cost-effective manner.

In the event of a disaster or catastrophic event, a computer system or information technology failure could occur and potentially disrupt our business, damage our reputation and adversely affect our profitability. Disruptions or breaches could occur as a result of natural disasters, man-made disasters, epidemic/pandemic, industrial accident, blackout, computer virus, criminal activity, technological changes or events, terrorism, or other unanticipated events beyond our control. While the company has obtained insurance and has implemented a variety of preventative security measures such as risk management, disaster recovery and business continuity plans, no predictions of specific scenarios can be made. Unanticipated problems with our business continuity systems and plans could have a material adverse impact on our ability to conduct business and on our results of operations and financial position, particularly if those problems affect our computer-based processing, transmission, storage and retrieval systems and destroy valuable data.

We experience volatility in financial results due to accounting standards for derivatives.

Derivative instruments (including certain derivative instruments embedded in other contracts) not designated as hedges are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings. The following summarizes the material derivatives we hold and how they impact revenue and expense we report.

•
We must mark to market the purchased call options we use to fund the index credits on our index annuities based upon quoted market prices from counterparties. We record the change in fair value of these options as a component of our revenues. Included within the change in fair value of the options is an element reflecting the time value of the options, which initially is their purchase cost declining to zero at the end of their lives. The change in the difference between fair value and remaining option cost at beginning and end of year totaled $15.6 million in 2010, $152.6 million in 2009 and ($109.7) million in 2008.

•
The future annual index credits on our index annuities are treated as a series of embedded derivatives over the expected life of the applicable contracts. We are required to estimate the fair value of these embedded derivatives. Our estimates of the fair value of these embedded derivatives are based on assumptions related to underlying policy terms (including annual cap rates, participation rates, asset fees and minimum guarantees), index values, notional amounts, strike prices and expected lives of the contracts. The change in fair value of embedded derivatives fluctuates with changes in volatility in the indices and in market interest rates. We record the change in fair value of embedded derivatives as a component of our benefits and expenses. However, it will not correspond to the change in fair value of the purchased call options because the purchased options are one or two-year assets while the embedded derivative in the index contracts represents the rights of the contract holder to receive index credits over the entire period the index annuities are expected to be in force, which typically exceeds 10 years. Changes in the value of the embedded derivatives included in the index annuity contracts totaled $19.3 million in 2010, $148.9 million in 2009 and ($189.4) million in 2008.

•	As applicable, we adjust the amortization of deferred policy acquisition costs and deferred sales inducements to reflect the impact of derivatives.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal operations are conducted from property leased from a subsidiary of the Iowa Farm Bureau Federation under a 15 year operating lease that expires in 2013. Currently, the property leased primarily consists of approximately 180,000 square feet of a 400,000 square foot office building in West Des Moines, Iowa. Operations related to our EquiTrust Life independent distribution are conducted from approximately 52,000 square feet of another office building in West Des Moines, Iowa, which is leased through 2016. We consider the current facilities to be adequate for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

Information required for Item 3 is incorporated by reference from the discussion in Note 11, "Commitments and Contingencies - Legal Proceedings," to our consolidated financial statements included in Item 8 of this Form 10-K.

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Market and Dividend Information

The Class A common stock of FBL Financial Group, Inc. is traded on the New York Stock Exchange under the symbol FFG. The following table sets forth the cash dividends per common share and the high and low prices of FBL Financial Group Class A common stock as reported in the consolidated transaction reporting system for each quarter of 2010 and 2009.

Class A Common Stock Data (per share)	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
2010
High	$25.21	$28.17	$26.92	$29.50
Low	16.82	20.81	19.51	25.06
Dividends declared and paid	$0.0625	$0.0625	$0.0625	$0.0625
2009
High	$16.34	$9.86	$20.36	$22.99
Low	1.81	3.79	7.29	17.00
Dividends declared and paid	$0.1250	$0.0625	$0.0625	$0.0625

There is no established public trading market for our Class B common stock. As of January 26, 2011, there were approximately 5,900 holders of Class A common stock, including participants holding securities under the name of a broker (i.e., in "street name"), and 24 holders of Class B common stock.

Class B common stockholders receive dividends at the same rate as that declared on Class A common stock. We intend to declare regular quarterly cash dividends in the future, subject to the discretion of the Board of Directors, which depends in part upon general business conditions, legal restrictions and other factors the Board of Directors deems relevant. It is anticipated the quarterly dividend rate through the first quarter of 2011 will remain at $0.0625 per common share.

For restrictions on dividends, see "Management's Discussion and Analysis of Financial Condition and Results of Operation, Liquidity and Capital Resources" and Notes 1 and 13 to the consolidated financial statements.

Comparison of Five-Year Total Return

	Period Ending
	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
FBL Financial Group, Inc.	$100.00	$120.69	$108.01	$49.63	$63.05	$98.59
S&P 500 Index	100.00	115.79	122.16	76.96	97.33	111.99
S&P 500 Life & Health Insurance Index	100.00	116.51	129.33	66.84	77.25	96.76

Source: SNL Financial LC

The performance graph shows a comparison of the cumulative total return over the past five years of our Class A common stock, the S&P 500 Index and the S&P 500 Life and Health Insurance Index. The graph plots the changes in value of an initial $100 investment, assuming reinvestment of dividends.

Issuer Purchases of Equity Securities

The following table sets forth issuer purchases of equity securities for the quarter ended December 31, 2010.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) (1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2010 through October 31, 2010	—	$—	Not applicable	Not applicable
November 1, 2010 through November 30, 2010	—	—	Not applicable	Not applicable
December 1, 2010 through December 31, 2010	113	27.64	Not applicable	Not applicable
Total	113	$27.64

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

	As of or for the year ended December 31,
	2010	2009	2008	2007 (2)	2006
	(Dollars in thousands, except per share data)
Consolidated Statement of Income Data
Interest sensitive and index product charges	$119,743	$158,873	$127,199	$114,529	$105,033
Traditional life insurance premiums	162,056	155,675	149,186	144,682	138,401
Net investment income	721,370	724,653	707,872	628,031	535,836
Derivative income (loss)	60,574	67,515	(208,793)	(4,951)	70,340
Realized/unrealized gains (losses) on investments	30,590	(20,865)	(156,309)	5,769	13,971
Total revenues	1,108,621	1,114,586	644,465	914,599	887,353

Net income (loss)	120,575	69,692	(18,220)	86,290	90,255
Per common share:
Earnings (loss)	3.96	2.32	(0.61)	2.90	3.06
Earnings (loss) - assuming dilution	3.92	2.31	(0.61)	2.84	3.01
Cash dividends	0.2500	0.3125	0.5000	0.4800	0.4600
Weighted average common shares outstanding - assuming dilution	30,718,616	30,201,476	29,893,909	30,321,617	29,904,624

Consolidated Balance Sheet Data
Total investments	$13,069,742	$11,653,037	$10,854,059	$11,067,070	$9,782,626
Assets held in separate accounts	753,050	702,073	577,420	862,738	764,377
Total assets	15,334,100	14,259,341	14,060,814	13,927,859	12,154,012
Long-term debt	271,168	371,084	371,005	316,930	218,399
Total liabilities	14,187,686	13,388,064	13,802,353	13,024,877	11,273,154
Total stockholders' equity (1)	1,146,414	871,277	258,461	902,982	880,858
Book value per common share (1)	36.95	28.49	8.46	29.98	29.59

Notes to Selected Consolidated Financial Data
(1)
Amounts are impacted by accumulated other comprehensive income (loss) totaling $39.9 million in 2010, ($118.7) million in 2009, ($649.8) million in 2008, ($36.3) million in 2007 and $28.2 million in 2006. These amounts are net of deferred income taxes and other adjustments for assumed changes in the amortization of deferred policy acquisition costs, deferred sales inducements, unearned revenue reserve and value of insurance in force acquired.

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

In this discussion and analysis, we explain our consolidated results of operations, financial condition and where appropriate, factors that management believes may affect future performance, including:

•	factors which affect our business,
•	our revenues and expenses in the periods presented,
•	changes in revenues and expenses between periods,
•	sources of earnings and changes in stockholders' equity,
•	impact of these items on our overall financial condition and
•	expected sources and uses of cash.

We have organized our discussion and analysis as follows:

•	First, we discuss our business and drivers of profitability.
•	We then describe the business environment in which we operate including factors that affect operating results.
•	We highlight significant events that are important to understanding our results of operations and financial condition.
•	We then review the results of operations beginning with an overview of the total Company results, followed by a more detailed review of those results by operating segment.
•	We review our financial condition by summarizing our investment portfolio, market risks, sources and uses of cash, capital resources and requirements and commitments.
•
Finally, we discuss critical accounting policies and recently issued accounting standards. The critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management's most difficult or complex judgment.

Overview and Profitability

We sell individual life insurance and annuity products through an exclusive distribution channel and individual annuity products through independent agents and brokers. Our exclusive agency force consists of 1,996 Farm Bureau agents and managers operating in the Midwestern and Western sections of the United States. Our independent channel, which we began in 2003, consists of 17,316 agents and brokers operating throughout the United States. In addition to writing direct insurance, we assume business through various coinsurance agreements. Several subsidiaries support various functional areas of the Life Companies and other affiliates, by providing investment advisory, marketing and distribution, and leasing services. In addition, we manage two Farm Bureau affiliated property-casualty companies.

Our profitability is primarily a factor of:

•	The volume of our life insurance and annuity business in force, which is driven by the level of our sales and the persistency of the business written.
•	The amount of spread (excess of net investment income earned over interest credited/option costs) we earn on contract holders' general account balances.
•	The amount of fees we earn on contract holders' separate account balances.

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

Impact of Recent Business Environment

Economic data have improved in recent months, suggesting several upcoming quarters of favorable growth. In particular, consumers have experienced fundamental improvement in their incomes. Retail store trends have been strong in recent months, indicating that consumers appear willing to spend. Improving employment will give consumers further encouragement and an additional boost for the economy. Business investment remains favorable, but it is the consumers' contribution that has been lacking in the current recovery.

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

In the financial markets, strong liquidity, strong corporate profitability and modest economic growth continue to support fundamental credit quality. Corporate credit default rates declined during 2010 and conditions are expected to remain favorable into 2011. U.S. Treasury yields declined significantly during the third quarter 2010, however, increased measurably during the fourth quarter of 2010 as economic releases improved.

The fair value of our investment portfolio fluctuated during 2010 with the fluctuation in market yields. Additionally, certain sectors remain somewhat dislocated, making it difficult to value some securities. As a result, certain valuations require greater estimation and judgment, as well as valuation methods that are more complex. These values may not ultimately be realizable in a market transaction, and such values may change rapidly as market conditions change and valuation assumptions are modified. See Note 2 to our consolidated financial statements for details on the nature of our net unrealized gain position and Note 4 for discussion of our valuation methods.

Our fixed annuity products contain features that allow contract holders to surrender a policy. To encourage persistency, we impose a surrender charge against the account balance for early termination of a contract within a specified period after its effective date. Most of the fixed annuity products sold by the EquiTrust Life independent channel offered a market value adjustment (MVA) feature based on U.S. Treasury rates. This feature provides us interest rate protection when U.S. Treasury interest rates are greater than the rates in effect when a contract is issued and provides a benefit to contract holders when U.S. Treasury interest rates are less than the rates in effect when a contract is issued. The unprecedented low U.S. Treasury yields in early 2009 provided an environment where contract holders received an increase in the amount paid upon surrender, which significantly increased the level of surrender activity. Surrender activity began declining toward the end of the first quarter of 2009 and continued declining throughout the remainder of 2009 to expected levels in the fourth quarter of 2009. Surrender activity during 2010 initially continued at or below expected levels, but with the decline of U.S. Treasury rates in the third quarter 2010, there was a modest increase in surrender activity, which in turn slowed toward the end of the fourth quarter as interest rates rebounded. See "Market Risks of Financial Instruments" below for further discussion of the potential impact of changes in the interest environment.

We maintain capital levels in accordance with certain statutory and rating agency requirements. Fixed annuity products generally place a strain on statutory capital when sold and add to capital in subsequent years. Due to the significant growth of the EquiTrust Life independent distribution channel business, our need for capital has increased in recent years. As a result of the economic downturn during 2008 and early 2009, we experienced unusual realized and unrealized investment losses and increased surrender activity at EquiTrust Life, which caused our capital levels to decline. To rebuild capital we took rate and other actions to reduce sales of new annuity contracts at EquiTrust Life, modified contract terms on many products, implemented a new commission structure, modified our investment acquisition criteria and reduced administrative costs. Our capital levels have improved significantly since early 2009 due to these changes and other actions we implemented during that time. In 2010, we continued to monitor and take actions to further strengthen our capital position. In addition, we are focused on steadily growing and diversifying the business in a manageable and profitable manner that will allow EquiTrust Life to continue its self-sustaining capital position. See the "Liquidity and Capital Resources" section below for additional details regarding our capital position.

Results of Operations for the Three Years Ended December 31, 2010

	Year ended December 31,
	2010	2009	2008
	(Dollars in thousands, except per share data)
Revenues	$1,108,621	$1,114,586	$644,465
Benefits and expenses	934,281	1,012,425	676,343
	174,340	102,161	(31,878)
Income taxes	(59,206)	(33,219)	13,662
Equity income (loss)	5,441	750	(4)
Net income (loss)	120,575	69,692	(18,220)
Net loss attributable to noncontrolling interest	78	143	71
Net income (loss) attributable to FBL Financial Group, Inc.	$120,653	$69,835	$(18,149)

Earnings (loss) per common share	$3.96	$2.32	$(0.61)
Earnings (loss) per common share - assuming dilution	$3.92	$2.31	$(0.61)

Other data
Direct premiums collected, net of reinsurance	$1,030,765	$1,231,027	$2,156,869

Direct life insurance in force, end of year (in millions)	48,395	46,025	43,513
Life insurance lapse rates	6.3%	6.8%	6.4%
Withdrawal rates − individual traditional annuity:
Exclusive Distribution	5.0%	4.3%	3.9%
Independent Distribution	8.4%	15.4%	7.8%

Premiums collected represents cash premiums received on life insurance policies and deposits on annuity and universal life-type products. Premiums collected is not a measure used in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). See Note 14, "Segment Information," to our consolidated financial statements for a discussion of the most comparable GAAP financial measures and, as applicable, a reconciliation to such GAAP measures. We use premiums collected to measure the productivity of our exclusive and independent agents. See the "Segment Information" section that follows for additional discussion of our premiums collected.

The withdrawal rate for the Traditional Annuity - Independent Distribution segment increased in 2009 primarily due to the impact of low U.S. Treasury yields on the MVA feature for our direct fixed annuity products, which provided an environment where contract holders could receive an increase in the amount paid upon surrender. Additional details on this feature are discussed above in the "Impact of Recent Business Environment" section and the "Market Risks of Financial Instruments" section below.

Net Income (Loss) Attributable to FBL Financial Group, Inc.

Net income (loss) attributable to FBL Financial Group, Inc. (FBL Net Income (Loss)) was $120.7 million for 2010 compared to $69.8 million in 2009 and ($18.1) million in 2008. As discussed in detail below, net income increased in 2010 primarily due to an increase in spreads earned, a decrease in impairment losses on investments, the impact of unlocking and an increase in the volume of business in force. These items were partially offset by a nonrecurring gain from a reinsurance recapture transaction in 2009. Net income (loss) improved in 2009 primarily due to realized capital gains on the sale of investments, a decrease in impairment losses on investments, the gain from a reinsurance recapture transaction, the impact of refinements made to reserve calculations and the impact of an increase in the volume of business in force in the Traditional Annuity - Exclusive Distribution and Traditional and Universal Life Insurance segments. These items were partially offset by the impact of the change in unrealized gains and losses on derivatives and increased surrenders in the Traditional Annuity - Independent Distribution segment. The increase in volume of business in force is quantified in the detailed discussion that follows by summarizing the face amount of insurance in force for life products or account values of contracts in force for interest sensitive products. The face amount of life insurance in force represents the gross death benefit payable to policyholders and account value represents the value of the contract to the contract holder before application of surrender charges or reduction for any policy loans outstanding. The following discussion provides additional details on the items impacting FBL Net Income (Loss).

Reserve Refinements and Nonrecurring Gains from Reinsurance Recapture

Refinements were made to the calculation of reserves for certain traditional life contracts in 2010 and for certain interest sensitive life insurance and annuity contracts in 2009. These refinements, along with associated adjustments to deferred policy acquisition costs and taxes, resulted in an increase to after tax net income of $3.0 million ($0.10 per basic and diluted common share) in 2010 and $7.2 million ($0.24 per basic and diluted common share) in 2009.

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

Spreads Earned on our Universal Life and Individual Traditional Annuity Products

	Year ended December 31,
	2010	2009	2008
Weighted average yield on cash and invested assets	6.14%	6.09%	6.18%
Weighted average interest crediting rate/index cost	3.67%	3.96%	3.94%
Spread	2.47%	2.13%	2.24%

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

Impact of Unlocking

	Year ended December 31,
	2010	2009	2008
	(Dollars in thousands, except per share data)
Amortization of deferred policy acquisition costs	$8,099	$(2,370)	$(14,957)
Amortization of deferred sales inducements	3,934	(2,645)	(14,437)
Amortization of value of insurance in force acquired	4	756	(265)
Amortization of unearned revenues	(220)	211	316
Increase (decrease) to pre-tax income	$11,817	$(4,048)	$(29,343)
Impact per common share (basic and diluted), net of tax	$0.25	$(0.09)	$(0.64)

We periodically revise the key assumptions used in the calculation of the amortization of deferred policy acquisition costs,

deferred sales inducements, value of insurance in force acquired and unearned revenues for participating life insurance, variable and interest sensitive and index products, as applicable, through an "unlocking" process. Revisions are made based on historical results and our best estimate of future experience. The impact of unlocking is recorded in the current period as an increase or decrease to amortization of the respective balances. While the unlocking process can take place at any time, as needs dictate, the process typically takes place annually with different blocks of business unlocked each quarter. The impact in 2010 and 2009 was primarily due to updating the amortization models for assumptions relating to withdrawal rates, earned spreads, mortality and the current volume of business in force. The impact of unlocking in 2008 was primarily due to updating the amortization models for assumptions relating to the significant increase to surrender and withdrawal rates late in 2008 and into 2009 on annuities sold through our independent distribution channel, as discussed above in the "Impact of Recent Business Environment" section. See the "Segment Information" section that follows for additional discussion of our unlocking adjustments.

Impact of Operating Adjustments on FBL Net Income (Loss)

	Year ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Realized gains (losses) on investments	$30,590	$(20,865)	$(156,309)
Change in net unrealized gains/losses on derivatives	1,608	7,911	75,652
Change in amortization of:
Deferred policy acquisition costs	(5,867)	(15,020)	(4,255)
Deferred sales inducements	(2,525)	(3,131)	(19,966)
Value of insurance in force acquired	(137)	(13)	820
Unearned revenue reserve	49	(66)	(158)
Income tax offset	(8,302)	10,914	36,475
Net impact of operating income adjustments	$15,416	$(20,270)	$(67,741)

	Year ended December 31,
	2010	2009	2008
	(Dollars in thousands, except per share data)
Summary of adjustments noted above after offsets and income taxes:
Realized gains/losses on investments	$12,455	$(18,061)	$(79,542)
Change in net unrealized gains/losses on derivatives	2,961	(2,209)	11,801
Net impact of operating income adjustments	$15,416	$(20,270)	$(67,741)
Net impact per common share - basic	$0.51	$(0.67)	$(2.27)
Net impact per common share - assuming dilution	$0.50	$(0.67)	$(2.27)

As noted in the "Segment Information" section that follows, we use both net income (loss) and operating income to measure our operating results. Operating income for the years covered by this report equals net income (loss), excluding the impact of realized gains and losses on investments and the change in net unrealized gains and losses on derivatives. The rationale for excluding these items from operating income is explained in Note 14 to our consolidated financial statements.

Changes in FBL Net Income (Loss)

	Year ended December 31,
	2010 vs. 2009	2009 vs. 2008
	(Dollars in thousands)
Premiums and product charges	$(32,749)	$38,163
Net investment income	(3,283)	16,781
Derivative income (loss)	(6,941)	276,308
Realized gains/losses on investments	51,455	135,444
Other income and other expenses	(14,497)	8,625
Interest sensitive and index products benefits and change in value of index product embedded derivatives	49,478	(335,111)
Traditional life insurance policy benefits	(5,785)	11,237
Underwriting, acquisition and insurance expenses	33,675	(11,695)
Interest expense	826	(5,713)
Income taxes	(25,987)	(46,881)
Noncontrolling interest and equity income (loss)	4,626	826
Total change in FBL net income (loss)	$50,818	$87,984

A detailed discussion of changes in FBL Net Income (Loss) follows.

Premiums and Product Charges

	Year ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Premiums and product charges:
Interest sensitive and index product charges	$119,743	$158,873	$127,199
Traditional life insurance premiums	162,056	155,675	149,186
Total	$281,799	$314,548	$276,385

Premiums and product charges decreased 10.4% in 2010 to $281.8 million and increased 13.8% in 2009 to $314.5 million. The decrease in interest sensitive and index product charges in 2010 and increase in 2009 is principally driven by surrender charges on annuity products. In addition, premium and product charges decreased in 2010 as a result of the sale of a block of coinsured business in the fourth quarter of 2009. Surrender charges on our EquiTrust Life direct fixed annuity business totaled $44.2 million in 2010, $152.0 million in 2009 and $37.5 million in 2008. The impact of surrender charges was somewhat offset by an increase in the amount paid to contract holders upon surrender due to the MVA feature, which is also recorded as a component of interest sensitive and index product charges. See the "Impact of Recent Business Environment" section above for additional details regarding MVA.

Impact of EquiTrust Life Direct Surrenders on Interest Sensitive and Index Product Charges

	Year ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Surrender charges	$44,222	$151,975	$37,519
Market value adjustment	(24,651)	(95,246)	(15,537)
Net impact of surrender charges	$19,571	$56,729	$21,982

Traditional life insurance premiums increased in 2010 and 2009 due to an increase in the volume of business in force, partially offset by the reduction of coinsurance premiums assumed. The increase in the business in force is primarily attributable to sales of traditional life products by our Farm Bureau Life agency force exceeding the loss of in force amounts through deaths, lapses and surrenders. Our average aggregate traditional life insurance in force, net of reinsurance ceded, totaled $25,871.0 million for 2010, $23,992.2 million for 2009 and $22,060.9 million for 2008. The change in life insurance in force is not proportional to the change in premium income due to a higher concentration of term policies than whole life policies in our traditional life block of business. The premium for a term policy per $1,000 face amount is less than that for a whole life policy.

Net Investment Income

Net investment income, which excludes investment income on separate account assets relating to variable products, decreased 0.5% in 2010 to $721.4 million and increased 2.4% in 2009 to $724.7 million. The decrease in 2010 is due to lower average investment yields. The increase in 2009 is primarily due to an increase in average invested assets. Average invested assets increased 1.0% to $12,419.7 million (based on securities at amortized cost) in 2010 and 3.9% to $12,293.7 million in 2009. Average invested assets totaled $11,835.2 million in 2008. The increase in average invested assets in 2010 and 2009 is principally due to net cash inflows from Farm Bureau Life. EquiTrust Life contributed to the increase with net cash inflows in 2008, but had net cash outflows in 2009 and 2010 due to the reduction in sales to preserve capital and surrender activity from the independent distribution channel and assets transferred in connection with the sale of a block of coinsured business.

The annualized yield earned on average invested assets decreased to 5.97% in 2010 from 6.09% in 2009 and 6.17% in 2008. The decreases in yields earned are primarily due to lower investment yields on new acquisitions compared to our yields on investments maturing or being paid down and short-term interest rates. The average yields on fixed maturity securities purchased were 4.67% for 2010, 5.85% for 2009 and 6.32% for 2008. The average yields on fixed maturity securities maturing or being paid down were 5.57% for 2010, 5.89% for 2009 and 6.13% for 2008. The yield on our primary short-term investment account was less than 0.1% at December 31, 2010 and December 31, 2009 and 2.0% at December 31, 2008. For more discussion on fixed maturity acquisition yields see the "Financial Condition" section below.

Net investment income was impacted by fee income from bond calls, tender offers and mortgage loan prepayments, which totaled $2.2 million in 2010, $2.4 million in 2009 and $2.8 million in 2008. Net investment income also includes $0.9 million in 2010, $1.8 million in 2009 and less than $0.1 million in 2008 representing the change of net discount accretion on mortgage and asset-backed securities resulting from changing prepayment speed assumptions at the end of each respective period. See the "Financial Condition - Investments" section that follows for a description of how changes in prepayment speeds impact net investment income.

Derivative Income (Loss)

	Year ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Derivative income (loss):
Components of derivative income (loss) from call options:
Gains received at expiration	$130,370	$27,908	$36,280
Change in the difference between fair value and remaining option cost at beginning and end of year	15,571	152,603	(109,727)
Cost of money for call options	(85,117)	(110,542)	(128,514)
	60,824	69,969	(201,961)
Other	(250)	(2,454)	(6,832)
Total	$60,574	$67,515	$(208,793)

Gains received at expiration increased in 2010 as a result of increases in the S&P 500 Index® (upon which the majority of our options are based). These gains are used to fund index credits on index annuities, which also increased in 2010, as discussed below under "Interest Sensitive and Index Product Benefits." The change in the difference between fair value and remaining option cost at beginning and end of period increased derivative income in 2010 and 2009 primarily due to the change in the S&P 500 Index compared to the strike price of the outstanding options, which generated losses for the 2008 period.

The cost of money for call options decreased primarily due to a decrease in the volume of business in force and a decrease in the cost of hedging programs on our direct and assumed business. In 2009, this decrease was partially offset by the impact of being in an overhedged position on our direct business. The average aggregate account value of index annuities in force, which has decreased due to increased surrender activity from the independent distribution channel and the run-off of assumed business, totaled $4,077.2 million for 2010, $4,392.4 million for 2009 and $4,709.6 million for 2008. While our index account values decreased 14.3% in 2009, our account values have been relatively stable in 2010. The estimated cost of being in an overhedged position on our direct business totaled $7.3 million for 2009. Our overhedged position was significantly reduced by the end of 2009 after sales and maturities of excess call option during the last part of the year.

Other derivative income (loss) is primarily comprised of income or loss from interest rate swaps and the embedded derivatives included in our modified coinsurance contracts. In addition, in 2009, other derivative loss includes the unrealized loss on the interest rate swap that previously hedged our line of credit totaling $1.5 million. Derivative income (loss) will fluctuate based on market conditions. See Note 3 to our consolidated financial statements for additional details on our derivatives.

Realized Gains (Losses) on Investments

	Year ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Realized gains (losses) on investments:
Realized gains on sales	$54,452	$64,830	$7,387
Realized losses on sales	(2,125)	(17,779)	(5,477)
Total other-than-temporary impairment charges	(71,469)	(105,439)	(158,219)
Net realized investment losses	(19,142)	(58,388)	(156,309)
Non-credit losses included in accumulated other comprehensive income (loss)	49,732	37,523	—
Total reported in statements of operations	$30,590	$(20,865)	$(156,309)

The level of realized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments. Realized losses on sales during 2010 and 2009 were on securities that we did not intend to sell at the prior balance sheet date or on securities that were impaired in a prior period, but decreased in value during the year. Realized losses on sales in 2008 were on securities that we had the intent and ability to hold until recovery at the prior balance sheet date, but had experienced a significant deterioration of financial results during 2008 resulting in bankruptcy. See "Financial Condition - Investments" and Note 2 to our consolidated financial statements for details regarding our unrealized gains and losses on available-for-sale securities at December 31, 2010 and 2009.

We monitor the financial condition and operations of the issuers of securities rated below investment grade and of the issuers of certain investment grade securities on which we have concerns regarding credit quality. If we determine that an unrealized loss is other than temporary, the security is written down to its fair value. Beginning in 2009, a portion of the write down attributable to non-credit factors is recognized in accumulated other comprehensive income (loss). See additional details regarding the non-credit portion of the write downs and our methodology for evaluating investments for other-than-temporary impairment in Notes 1 and 2 to our consolidated financial statements.

Investment Credit Impairment Losses Recognized in Net Income (Loss)

	Year ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Corporate securities:
Basic industrial	$—	$6,630	$6,868
Communications	—	5,722	3,871
Consumer cyclical	—	4,000	10,410
Finance	6,041	11,046	38,710
Residential mortgage-backed	2,309	1,257	—
Commercial mortgage-backed	120	—	10,959
Other asset-backed	11,522	13,421	77,601
Collateralized debt obligations	101	24,468	9,800
	20,093	66,544	158,219
Mortgage loans	1,359	1,190	—
Real estate and other assets	285	182	—
Total other-than-temporary impairment losses reported in net income (loss)	$21,737	$67,916	$158,219

Fixed maturity other-than-temporary credit impairment losses for 2010 were incurred within our other asset-backed securities, generally due to concerns over potential defaults and weakness in underlying collateral values. Impairment losses were also incurred within the residential mortgage-backed sector which continues to undergo strain during the economic downturn as home values have declined. Financial sector other-than-temporary impairment losses were caused by deferred interest coupons on hybrid financial instruments which likely will not be recovered. Fixed maturity other-than-temporary credit impairment losses for 2009 and 2008 were incurred across several sectors as a result of the economic downturn which reduced the demand for consumer products, lowered collateral values and limited access to operating capital. Particularly impacted during 2009 and 2008 were the finance sector, other asset-backed securities and our collateralized debt obligations, which incurred losses as collateral values declined and borrower defaults increased. See Note 2 to our consolidated financial statements for further discussion regarding our process for identifying other-than-temporary impairment losses.

Other Income and Other Expenses

Other income and other expenses include revenues and expenses, respectively, relating primarily to our non-insurance operations. Our non-insurance operations include management, advisory, marketing and distribution services and leasing activities. Fluctuations in these financial statement line items are primarily attributable to changes in the level of these services provided during the years. For 2009, other income also includes an $11.1 million pre-tax gain from the reinsurance recapture transaction discussed above.

Interest Sensitive and Index Product Benefits and Change in Value of Index Product Embedded Derivatives

	Year ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Interest sensitive and index product benefits:
Interest credited	$308,771	$309,734	$289,761
Index credits	130,887	29,764	35,552
Amortization of deferred sales inducements	35,602	51,832	67,729
Interest sensitive death benefits	42,107	45,940	47,388
	517,367	437,270	440,430
Change in value of index product embedded derivatives	19,342	148,917	(189,354)
Total	$536,709	$586,187	$251,076

Interest sensitive and index product benefits and change in value of index product embedded derivatives decreased 8.4% in 2010 to $536.7 million and increased 133.5% in 2009 to $586.2 million. The decrease in 2010 is primarily due to the impact of the change in value of index product embedded derivatives and reductions in the weighted average interest crediting rate and amortization of deferred sales inducements. These items were partially offset by an increase in index credits, which are driven by market appreciation of the indices backing the index annuities. The increase in 2009 was primarily due to the change in value of index product embedded derivatives and an increase in the average volume of business in force. These items were partially offset by the impact of operating adjustments and unlocking on amortization of deferred sales inducements and refinements made to certain reserve estimates. Interest sensitive and index product benefits tend to fluctuate from period to period primarily as a result of changes in mortality experience and the impact of changes in the equity markets on index credits, amortization of deferred sales inducements and the value of the embedded derivatives in our index annuities.

The average account value of interest sensitive and index products in force decreased in 2010 primarily due to a reduction in sales and increased surrender activity of fixed index annuities from the EquiTrust Life independent distribution channel during 2009 and the first quarter of 2010 and a decrease in coinsured business assumed, partially offset by premiums in excess of benefits at Farm Bureau Life. Average account values increased in 2009 due to fixed annuity premiums exceeding policyholder benefits, partially offset by the decrease in coinsured business and increased surrender activity. These average account values totaled $9,816.4 million in 2010, $10,030.8 in 2009 and $9,715.4 in 2008. The portion of these average account values relating to index products from the EquiTrust Life independent distribution channel totaled $3,125.0 million in 2010, $3,393.4 million in 2009 and $3,480.2 million in 2008. As discussed above, during 2009 we refined the calculation of certain interest sensitive life reserves resulting in an $11.4 million decrease to interest credited.

The weighted average interest crediting rate/index cost and spread are computed excluding the impact of the amortization of deferred sales inducements and in 2009, the impact of refining certain reserve estimates. The weighted average crediting rates were 3.67% for 2010, 3.96% for 2009 and 3.94% for 2008. See the "Segment Information" section that follows for additional details on our spreads.

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

The decrease in amortization of deferred sales inducements in 2010 is primarily due to decreased surrender activity from the EquiTrust Life independent distribution channel and unlocking. The increase in amortization of deferred sales inducements in 2009 was primarily due to the impact of operating adjustments, unlocking and the impact of increased surrender activity from the EquiTrust Life independent distribution channel. Amortization of deferred sales inducements on interest sensitive and index products, excluding the impact of operating adjustments and unlocking, totaled $37.0 million in 2010, $46.1 million in 2009 and $34.7 million in 2008. See the "Impact of Operating Adjustments on FBL Net Income (Loss)" and "Impact of Unlocking" sections above for additional details on these items.

Traditional Life Insurance Policy Benefits

	Year ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Traditional life insurance policy benefits:
Death benefits and surrenders	$95,957	$93,784	$96,884
Increase in traditional life future policy benefits	41,223	35,766	43,255
Policyholder dividends	17,571	19,416	20,064
Total	$154,751	$148,966	$160,203

Traditional life insurance policy benefits increased 3.9% in 2010 to $154.8 million and decreased 7.0% in 2009 to $149.0 million. The increase in 2010 and decrease in 2009 are primarily due to the impact of reserve refinements and fluctuations in death benefits. Both periods were also impacted by lower policyholder dividends, an increase in business in force and the impact of the EMCNL reinsurance transaction. Traditional life insurance death benefits, net of reserves released, increased 18.4% to $37.9 million in 2010 and decreased 18.6% to $32.0 million in 2009.

As discussed under "Premiums and Product Charges" above, the increase in business in force is primarily attributable to sales of traditional life products by our Farm Bureau Life agency force exceeding the loss of in force amounts through deaths, lapses and surrenders. The change in traditional life future policy benefits may not be proportional to the change in traditional premiums and benefits as reserves on term policies are generally less than reserves on whole life policies. Also, as discussed in "Results of Operations" above, during 2010, we refined the calculation of traditional life reserve estimates resulting in decreases to traditional life future policy benefits of $5.7 million in 2010.

Policyholder dividends continue to decrease due to reductions in our dividend crediting rates in response to the impact of declining market interest rates on our investment portfolio yield as discussed in the "Net Investment Income" section above. Traditional life insurance benefits can fluctuate from period to period primarily as a result of changes in mortality experience.

Underwriting, Acquisition and Insurance Expenses

	Year ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	$13,945	$14,080	$13,613
Amortization of deferred policy acquisition costs	107,947	137,027	128,114
Amortization of value of insurance in force acquired	1,720	2,634	2,705
Other underwriting, acquisition and insurance expenses, net of deferrals	75,801	79,347	76,961
Total	$199,413	$233,088	$221,393

Underwriting, acquisition and insurance expenses decreased 14.4% in 2010 to $199.4 million and increased 5.3% in 2009 to $233.1 million. Amortization of deferred policy acquisition costs decreased in 2010 and increased in 2009 primarily due to the impact of operating income adjustments, unlocking and surrender activity from the Traditional Annuity - Independent Distribution segment. Amortization of deferred policy acquisition costs on our direct EquiTrust Life business, excluding the impact of unlocking and operating adjustments totaled $47.4 million in 2010, $58.3 million in 2009 and $42.5 million in 2008. See sections above and the "Market Risks of Financial Instruments - Interest Rate Risk" section that follows for additional information on the impact of increased surrender activity on amortization. Also, see the "Impact of Operating Adjustments on FBL Net Income (Loss)" and "Impact of Unlocking" sections above for additional details on these items.

Other underwriting, acquisition and insurance expenses decreased 4.5% in 2010 and increased 3.1% in 2009, partially due to $1.8 million in one-time charges incurred in 2009 primarily associated with the implementation of cost-saving measures announced in the first quarter. Employee benefit expenses also decreased $2.4 million in 2010 and increased $3.4 million in 2009, primarily due to changes in pension and stock-compensation expense. In addition, expenses decreased in 2010 as a result of the reinsurance recapture transaction with EMCNL.

Interest Expense

Interest expense decreased 3.3% to $24.5 million in 2010 and increased 29.2% to $25.3 million in 2009 primarily due to the change in our average debt outstanding. Our average debt outstanding was $371.1 million in 2010 compared to $380.2 million in 2009 and $336.7 million in 2008. As discussed in the "Liquidity and Capital Resources" section that follows, our average debt outstanding changed due to issuance of Senior Notes November 2008 and the pay-off of our line of credit borrowings in February 2009.

Income Taxes

Income tax expense (benefit) totaled $59.2 million in 2010, $33.2 million in 2009 and ($13.7) million in 2008. The effective tax rate was 34.0% for 2010, 32.5% for 2009 and 42.9% for 2008. The effective tax rates differ from the federal statutory rate of 35% primarily due to the impact of tax-exempt interest and tax-exempt dividend income. The permanent differences between book and tax income increase the effective rate when there is a net loss and decrease the effective rate when there is a net gain. Permanent differences had a greater impact on the effective rates in 2008 due to the size of the pre-tax loss for the year relative to the size of the permanent differences.

Equity Income (Loss), Net of Related Income Taxes

Equity income (loss), net of related income taxes, totaled $5.4 million in 2010, $0.8 million in 2009 and less than ($0.1) million in 2008. Equity income includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest. Equity income increased during 2010 due to an investment in a limited partnership acquired late in the fourth quarter of 2009 and the sale of real estate by another limited partnership. Given the timing of availability of financial information from our equity investees, we will consistently use information that is as much as three months in arrears for certain of these entities. Several of these entities are investment companies whose operating results are derived primarily from unrealized and realized gains and losses generated by their investment portfolios. As is normal with these types of entities, the level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment, changes in prices of bond and equity securities held by the investment partnerships, timing and success of initial public offerings and other exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures.

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

We analyze our segment results based on pre-tax operating income (loss). Accordingly, income taxes are not allocated to the segments. In addition, operating results are reported net of transactions between the segments. Operating income for the years ended December 31, 2010, 2009 and 2008 represents net income (loss) excluding the impact of realized gains and losses on investments and changes in net unrealized gains and losses on derivatives.

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

Reconciliation of Net Income (Loss) to Pre-tax Operating Income

	Year ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Net income (loss) attributable to FBL Financial Group, Inc.	$120,653	$69,835	$(18,149)
Net impact of operating income adjustments (1)	(15,416)	20,270	67,741
Income taxes on operating income	53,833	44,537	22,812
Pre-tax operating income	$159,070	$134,642	$72,404

Pre-tax operating income (loss) by segment:
Traditional Annuity - Exclusive Distribution	$53,918	$35,985	$27,946
Traditional Annuity - Independent Distribution	44,829	23,243	5,360
Traditional and Universal Life Insurance	60,123	85,939	53,059
Variable	15,581	11,245	(1,584)
Corporate and Other	(15,381)	(21,770)	(12,377)
	$159,070	$134,642	$72,404

(1) See "Net Income (Loss) Attributable to FBL Financial Group, Inc." above for additional details on operating income adjustments.

A discussion of our operating results, by segment, follows:

Traditional Annuity - Exclusive Distribution Segment

	Year ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive and index product charges and other income	$567	$892	$1,261
Net investment income	170,891	155,177	145,309
Derivative loss	(2,366)	(4,991)	(2,859)
	169,092	151,078	143,711
Benefits and expenses	115,174	115,093	115,765
Pre-tax operating income	$53,918	$35,985	$27,946

Other data
Annuity premiums collected, direct	$316,636	$305,680	$249,039
Policy liabilities and accruals, end of year	2,950,985	2,528,417	2,353,056

Individual deferred annuity spread:
Weighted average yield on cash and invested assets	6.28%	6.19%	6.17%
Weighted average interest crediting rate/index cost	3.62%	3.92%	4.07%
Spread	2.66%	2.27%	2.10%

Individual traditional annuity withdrawal rate	5.0%	4.3%	3.9%

Pre-tax operating income for the Exclusive Annuity segment increased 49.8% in 2010 to $53.9 million and increased 28.8% in 2009 to $36.0 million. The increases in 2010 and 2009 are primarily due increases in spreads earned, the volume of business in force and for 2009, the impact of unlocking. The average aggregate account value for annuity contracts in force in the Exclusive Annuity segment totaled $1,939.8 million in 2010, $1,744.2 million in 2009 and $1,564.1 million in 2008 due to sales from Farm Bureau Life and in 2010, advances on a funding agreement with the FHLB totaling $228.5 million.

Benefits and expenses increased in 2010 primarily due to an increase in the volume of business in force partially offset by the impact of decreases made to interest crediting rates, unlocking and a decrease in amortization of deferred policy acquisition costs and the value of insurance in force. Benefits and expenses decreased during 2009, despite the impact of an increase in the volume of business in force, primarily due to decreases made to interest crediting rates and the impact of unlocking. Amortization of deferred policy acquisition costs and the value of insurance in force changed over the three year period primarily due to changes in earned spreads and expected profits on the underlying business. Excluding the impact of unlocking, amortization of these items totaled $8.9 million in 2010, $15.8 million in 2009 and $12.6 million in 2008. The impact of unlocking of decreased amortization $1.3 million in 2010 and $4.2 million in 2009, and increased amortization $0.9 million in 2008.

Premiums collected increased 3.6% to $316.6 million in 2010 and 22.7% to $305.7 million in 2009. The amount of traditional annuity premiums collected is highly dependent upon the relationship between the current crediting rate and perceived security of our products compared to competing products.

The changes in the individual deferred annuity weighted average yield on cash and invested assets are primarily attributable to the cost of our interest rate swap program which totaled $2.6 million in 2010, $4.8 million in 2009 and $2.5 million in 2008 and fees from bond calls, tender offers, mortgage loan prepayments and the change of net discount accretion on mortgage and asset-backed securities totaling $0.6 million in 2010, $1.4 million in 2009 and $0.9 million in 2008. See "Market Risks of Financial Instruments" and Note 3 to our consolidated financial statements for additional details on our interest rate swaps. The decreases in the weighted average interest crediting rate are due to decreases in the interest crediting rates on a significant portion of our annuity portfolio during 2010 and 2009.

Traditional Annuity - Independent Distribution Segment

	Year ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive and index product charges and other income	$25,275	$66,554	$30,467
Net investment income	390,525	404,656	395,127
Derivative income (loss)	43,559	(82,523)	(92,233)
	459,359	388,687	333,361
Benefits and expenses	414,530	365,444	328,001
Pre-tax operating income	$44,829	$23,243	$5,360

Other data
Annuity premiums collected, independent channel
Fixed rate annuities	$76,826	$344,772	$915,843
Index annuities	312,468	266,340	649,412
Total annuity premiums collected, independent channel	389,294	611,112	1,565,255
Annuity premiums collected, assumed	1,451	1,364	2,381
Policy liabilities and accruals, end of year	7,329,997	7,280,768	7,708,423

Individual deferred annuity spread:
Weighted average yield on cash and invested assets	6.04%	6.01%	6.12%
Weighted average interest crediting rate/index cost	3.64%	3.94%	3.86%
Spread	2.40%	2.07%	2.26%

Individual traditional annuity withdrawal rate	8.4%	15.4%	7.8%

Pre-tax operating income for the Independent Annuity segment increased 92.9% in 2010 to $44.8 million and 333.6% in 2009 to $23.2 million. The increase in 2010 is primarily due to an increase in spreads earned and the impact of unlocking. The increase in 2009 was primarily due to an increase in surrender charges from the EquiTrust Life independent distribution channel and the impact of unlocking, partially offset by a decrease in spreads earned.

The average aggregate account value for annuity contracts in force in the Independent Annuity segment totaled $7,004.1 million for 2010, $7,359.5 million for 2009 and $7,169.0 million for 2008. The decline in account value began in 2009 as we slowed annuity sales to preserve capital and surrender activity increased within the EquiTrust Life independent distribution channel, coupled with a reduction in our coinsured business.

Interest sensitive and index product charges decreased in 2010 due to lower surrender activity, which had increased during late 2008 and 2009 during the economic downturn and as a result of lower U.S. Treasury interest rates, which increased the amount paid to contract holders upon surrender of direct fixed annuity products with a MVA feature. See additional details in the "Impact of Recent Business Environment" and "Premiums and Product Charges" sections above for discussion on the impact of MVAs on our direct fixed annuity products. The changes in derivative income (loss) are primarily due to increased proceeds from call option settlements and lower cost of money for call options as discussed under "Derivative Income" above.

Benefits and expenses for 2010 increased primarily due to market appreciation of the indices backing the index annuities causing index credits to increase, partially offset by decreases in amortization of deferred policy acquisition costs and deferred sales inducements. Benefits and expenses increased in 2009 primarily due to the average volume of business in force and an increase in amortization of deferred acquisition costs, partially offset by the impact of unlocking. Amortization of deferred policy acquisition costs and deferred sales inducements fluctuated as a result of increased surrender activity and the impact of unlocking. Unlocking adjustments reduced amortization $10.4 million in 2010 and increased amortization $8.6 million in 2009 and $28.7 million in 2008. Index credits totaling $130.4 million in 2010, $29.6 million in 2009 and $35.5 million in 2008 were primarily impacted by changes in the underlying market indices.

Premiums collected from the independent channel decreased 36.3% in 2010 and 61.0% in 2009 as a result of crediting rate and other actions taken to preserve capital. With the improvement in our capital position in 2010, we increased emphasis on growing our business from the independent distribution channel, which resulted in increased sales growth during the latter half of 2010.

The reduction in crediting rates, combined with improved results from hedging activities, resulted in a decrease in 2010 to our weighted average crediting rate/index cost and increase in spread. The weighted average yield decreased in 2009 primarily due to holding more cash and investment repositioning actions to increase the amount of liquidity in the portfolio, which included the purchase of assets earning lower yields, partially offset by an increase in fee income. Fee income (loss) from bond calls, tender offers, mortgage loan prepayments and the change of net discount accretion on mortgage and asset-backed securities totaled $2.0 million in 2010, $2.1 million in 2009 and ($0.4) million in 2008.

Traditional and Universal Life Insurance Segment

	Year ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive product charges and other income	$46,242	$56,672	$47,654
Traditional life insurance premiums	162,056	155,675	149,186
Net investment income	133,415	139,724	143,324
	341,713	352,071	340,164
Benefits and expenses	281,590	266,132	287,105
Pre-tax operating income	$60,123	$85,939	$53,059

Other data
Life premiums collected, net of reinsurance	$218,942	$209,065	$202,845
Policy liabilities and accruals, end of year	2,126,057	2,064,525	2,227,338
Direct life insurance in force, end of year (in millions)	41,413	38,665	35,815

Interest sensitive life insurance spread:
Weighted average yield on cash and invested assets	6.66%	6.52%	6.63%
Weighted average interest crediting rate	4.25%	4.26%	4.42%
Spread	2.41%	2.26%	2.21%

Pre-tax operating income for the Traditional and Universal Life Insurance segment decreased 30.0% in 2010 to $60.1 million and increased 62.0% in 2009 to $85.9 million. The decrease in 2010 was attributable to the impact of the sale of a block of coinsurance business during the fourth quarter of 2009, refinements made to certain reserve estimates, an increase in expenses allocated from the Variable segment and increased mortality experience on our direct business, partially offset by an increase in our direct traditional and universal life insurance in force. The increase in 2009 was primarily attributable to the reserve refinements, the coinsurance sale, a decrease in death benefits and the impact of an increase in the volume of business in force.

The coinsurance block of business sold during the fourth quarter of 2009 contributed approximately $13.5 million in pre-tax income in 2009, which included a one time pre-tax gain of $8.3 million reported in other income. The impact of refining estimates on certain life insurance reserves decreased benefits and expenses $4.6 million in 2010 and $12.1 million 2009. Excluding the impact of our coinsurance business, other underwriting expenses increased $6.1 million in 2010 primarily due to an increase in expenses allocated from the Variable segment. Death benefits incurred on our direct business, after the impact of reserves released, increased $7.6 million in 2010 and decreased $5.4 million in 2009.

Policy liabilities and accruals increased in 2010 due to an increase in business in force and decreased in 2009 due to the sale of the coinsured block of traditional and universal life products. Excluding the impact of reinsurance, our direct traditional and universal life insurance in force increased 7.1% to $41,412.6 million in 2010 and 8.0% to $38,665.4 million in 2009.

Interest sensitive life insurance spreads, which exclude the impact of reserve refinements in 2009, increased in 2010 primarily due to the increase in the weighted average yield on cash and invested assets from the sale of our coinsurance block of business in 2009, which had lower yielding assets. The decreases in the weighted average interest crediting rate increased spreads earned in 2009 and 2010, primarily due to rate changes on our universal life products in 2009 and 2010.

Variable Segment

	Year ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Pre-tax operating income (loss)
Operating revenues:
Interest sensitive product charges	$47,936	$46,430	$48,209
Net investment income	16,566	15,841	14,257
Other income	3,241	1,969	1,918
	67,743	64,240	64,384
Benefits and expenses	52,162	52,995	65,968
Pre-tax operating income (loss)	$15,581	$11,245	$(1,584)

Other data
Variable premiums collected, net of reinsurance	$104,046	$103,413	$136,971
Policy liabilities and accruals, end of year	287,678	262,433	255,921
Separate account assets, end of year	753,050	702,073	577,420
Direct life insurance in force, end of year (in millions)	6,982	7,360	7,698

Pre-tax operating income (loss) for the Variable segment totaled $15.6 million in 2010, $11.2 million in 2009 and ($1.6) million in 2008. The increase in 2010 is primarily due to a reduction in expenses allocated to the segment and improved mortality experience, partially offset by the impact of market performance on amortization of deferred policy acquisition costs. The improvement in operating results in 2009 is primarily due to the impact of market performance on amortization of deferred policy acquisition costs.

Interest sensitive product charges increased $1.5 million in 2010 and decreased $1.8 million in 2009 primarily due to changes in separate account charges due to market appreciation/depreciation on separate account balances. Average separate account balances were $709.2 million for 2010 compared to $624.2 million for 2009 and $751.1 million for 2008.

General expenses decreased $6.1 million in 2010 due to cost saving initiatives in 2009 and changes in expense allocations between segments. Death benefits in excess of related account values on variable policies decreased 17.7% to $13.2 million in 2010 and decreased 1.7% to $16.0 million in 2009. Excluding the impact of unlocking, amortization of deferred policy acquisition costs increased $7.1 million in 2010 and decreased $12.7 million in 2009 primarily due to the impact of separate account performance. This was partially offset by a decrease in amortization from unlocking of $1.2 million in 2010 and an increase of $1.9 million in 2009 due to updating the assumptions for mortality and volume of business in force.

Variable premiums tend to vary with the volatility, performance of and confidence level in the equity markets as well as crediting and interest rates on competing products, including fixed rate annuities and bank-offered certificates of deposit. The S&P 500 Index increased 12.8% in 2010 and 23.4% in 2009 and decreased 38.5% in 2008. During 2010, we discontinued underwriting new sales of variable products and are currently in the process of terminating new sales with our variable alliance partners. We continue to receive premiums from sales that occurred prior to this change. During 2010, we began selling through our Farm Bureau Life distribution channel, variable products underwritten by a large well-known insurance company with variable product expertise. We earn fees from the sale of brokered products, a portion of which is passed on to the agents as commissions for the underlying sales. Revenues and expenses related to the brokered business are reported in other income and other expenses. The decision to discontinue underwriting variable products was made because we lack the scale necessary to generate acceptable returns and be competitive in this product line over time. The existing in force business remains on our books and we will continue to administer this business.

Corporate and Other Segment

	Year ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Pre-tax operating loss
Operating revenues:
Net investment income	$9,973	$9,255	$9,855
Derivative loss	(1,569)	(1,799)	—
Other income	10,721	15,157	23,158
	19,125	22,613	33,013
Interest expense	24,454	25,280	19,567
Benefits and other expenses	18,500	20,400	25,887
	(23,829)	(23,067)	(12,441)
Noncontrolling interest	78	143	71
Equity income (loss), before tax	8,370	1,154	(7)
Pre-tax operating loss	$(15,381)	$(21,770)	$(12,377)

Pre-tax operating loss totaled $15.4 million in 2010 compared to $21.8 million in 2009 and $12.4 million in 2008. The operating loss decreased in 2010 primarily due to an increase in equity income. The operating loss increased in 2009 primarily due to an increase in interest expense and derivative losses, partially offset by an increase in equity income.

The changes in equity income (loss) are discussed in the "Equity Income (Loss)" section above. Derivative loss consists of net interest expense on an interest rate swap purchased to hedge our previously outstanding line of credit. See Note 3 to our consolidated financial statements for additional information on this interest rate swap. Interest expense fluctuated primarily due to the changes in our average debt outstanding as discussed in the "Interest Expense" section above.

Other income and other expense, primarily related to operating results of our non-insurance subsidiaries which include management, advisory, marketing and distribution services and leasing activities, decreased in 2010 and 2009 primarily due to a reduction in leasing activities. In 2009, this decrease was offset by a $1.2 million increase in stock-compensation expense and $1.4 million in one-time expenses associated with the implementation of cost-saving measures announced in the first quarter of 2009.

Financial Condition

Investments

Our investment portfolio increased 12.2% to $13,069.7 million at December 31, 2010 compared to $11,653.0 million at December 31, 2009. The portfolio increased due to positive cash flows from operating and financing activities which included the issuance of funding agreements to the FHLB of $353.5 million during 2010. The primary driver of the increase, however, was a $628.3 million increase in the fair market value of fixed maturity securities during 2010 to a net unrealized gain of $154.2 million at December 31, 2010. This increase is principally due to the decline in market yields since the beginning of the year. Market yields were lower at year end 2010 primarily due to the decline in U.S. Treasury yields. Credit spreads narrowed across the corporate, commercial, residential and asset-backed securities sectors, as well, contributing to the decline in overall yields. Moderately wide credit spreads in certain sectors continue to impact our investment portfolio. Additional details regarding securities in an unrealized loss position at December 31, 2010 are included in the discussion that follows and in Note 2 to our consolidated financial statements. Details regarding investment impairments are discussed above in the "Realized Gains (Losses) on Investments" section under "Results of Operations."

We manage our investment portfolio with a strategy designed to achieve superior risk-adjusted returns consistent with the investment philosophy of maintaining a largely investment grade portfolio and providing adequate liquidity for obligations to policyholders and other requirements. The Company's investment policy calls for investing almost exclusively in fixed maturities that are investment grade and meet our quality and yield objectives. We prefer to invest in securities with intermediate maturities because they more closely match the intermediate nature of our policy liabilities. We believe this strategy is appropriate for managing our cash flows.

Fixed Maturity Acquisitions Selected Information

	Year ended December 31,
	2010	2009
	(Dollars in thousands)
Cost of acquisitions:
Corporate investment grade	$616,061	$411,878
Mortgage and asset-backed	773,208	537,642
United States Government and agencies	—	89,551
Tax-exempt municipals	—	18,188
Taxable municipals	364,888	631,879
Total	$1,754,157	$1,689,138
Effective annual yield	4.67%	5.85%
Credit quality
NAIC 1 designation	83.4%	88.6%
NAIC 2 designation	16.6%	11.4%
Weighted-average life in years	11.6	11.9

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

A portion of the securities acquired during 2010 were acquired with the proceeds from advances on our funding agreements with the FHLB. The securities acquired to support these funding agreements often carry a lower average yield than securities acquired to support our other insurance products, due to the relatively low interest rate paid on those advances. The average yield of the securities acquired, excluding the securities supporting these funding agreements, was 5.17% during 2010.

Investment Portfolio Summary

	December 31, 2010		December 31, 2009
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities - available for sale:
Public	$8,812,951	67.5%	$8,103,381	69.6%
144A private placement	1,771,383	13.6	1,291,840	11.1
Private placement	544,190	4.2	469,380	4.0
Total fixed maturities - available for sale	11,128,524	85.3	9,864,601	84.7
Equity securities	78,656	0.6	60,154	0.5
Mortgage loans	1,254,437	9.5	1,293,936	11.1
Derivative instruments	40,729	0.3	44,023	0.4
Real estate	13,554	0.1	16,563	0.1
Policy loans	170,341	1.3	168,736	1.5
Other long-term investments	132	—	1,882	—
Short-term investments	383,369	2.9	203,142	1.7
Total investments	$13,069,742	100.0%	$11,653,037	100.0%

As of December 31, 2010, 93.8% (based on carrying value) of the available-for-sale fixed maturity securities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities typically provide higher yields and involve greater risks than investment grade debt securities because their issuers are often more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of December 31, 2010, the investment in non-investment grade debt was 6.2% of available-for-sale fixed maturity securities. At that time, no single non-investment grade holding exceeded 0.2% of total investments.

Credit Quality by NAIC Designation and Equivalent Rating

		December 31, 2010		December 31, 2009
NAIC Designation	Equivalent Rating (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$6,988,040	62.8%	$5,915,387	60.0%
2	BBB	3,444,502	31.0	3,397,424	34.4
	Total investment grade	10,432,542	93.8	9,312,811	94.4
3	BB	438,497	3.9	402,047	4.1
4	B	164,474	1.5	86,311	0.9
5	CCC	65,869	0.6	30,451	0.3
6	In or near default	27,142	0.2	32,981	0.3
	Total below investment grade	695,982	6.2	551,790	5.6
	Total fixed maturities - available for sale	$11,128,524	100.0%	$9,864,601	100.0%

(1)
Equivalent ratings are based on those provided by nationally recognized rating agencies with some exceptions for certain residential, commercial and asset-backed securities where they are based on the expected loss of the security rather than the probability of default.

See Note 2 to our consolidated financial statements for a summary of fixed maturity securities by contractual maturity date.

Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification

	December 31, 2010
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$460,491	$374,658	$31,318	$85,833	$(8,871)
Capital goods	329,229	284,160	23,760	45,069	(10,278)
Communications	214,962	206,979	14,965	7,983	(182)
Consumer cyclical	295,336	250,864	19,694	44,472	(3,192)
Consumer noncyclical	436,122	404,867	35,918	31,255	(960)
Energy	652,011	537,306	42,672	114,705	(6,068)
Finance	1,550,930	1,054,067	60,322	496,863	(54,792)
Transportation	174,969	167,667	15,223	7,302	(161)
Utilities	1,207,759	1,054,920	92,636	152,839	(7,322)
Other	147,390	122,525	10,982	24,865	(2,487)
Total corporate securities	5,469,199	4,458,013	347,490	1,011,186	(94,313)
Collateralized debt obligation	2,745	2,745	—	—	—
Mortgage and asset-backed securities	3,265,593	2,431,142	114,761	834,451	(132,786)
United States Government and agencies	134,085	93,298	7,059	40,787	(225)
State, municipal and other governments	2,256,902	942,336	23,009	1,314,566	(110,801)
Total	$11,128,524	$7,927,534	$492,319	$3,200,990	$(338,125)

	December 31, 2009
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$406,541	$270,886	$19,254	$135,655	$(20,000)
Capital goods	320,176	256,139	16,844	64,037	(7,902)
Communications	190,423	164,464	9,739	25,959	(1,241)
Consumer cyclical	309,927	249,996	13,793	59,931	(9,512)
Consumer noncyclical	388,805	355,954	21,727	32,851	(954)
Energy	571,587	379,842	25,998	191,745	(11,407)
Finance	1,410,391	435,019	17,674	990,021	(152,519)
Transportation	166,789	115,727	7,256	51,062	(3,037)
Utilities	1,169,778	859,918	54,533	309,860	(17,389)
Other	145,517	120,041	8,763	25,476	(2,962)
Total corporate securities	5,079,934	3,207,986	195,581	1,886,597	(226,923)
Collateralized debt obligations	27,541	—	—	12,892	(14,649)
Mortgage and asset-backed securities	2,726,406	1,274,361	43,043	1,452,045	(326,207)
United States Government and agencies	139,467	61,255	4,620	78,212	(2,543)
State, municipal and other governments	1,891,253	351,067	8,509	1,540,186	(155,500)
Total	$9,864,601	$4,894,669	$251,753	$4,969,932	$(725,822)

Credit Quality of Available-for-Sale Fixed Maturity Securities with Unrealized Losses

		December 31, 2010
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$2,156,789	67.4%	$(145,143)	42.9%
2	BBB	604,127	18.9	(54,296)	16.1
	Total investment grade	2,760,916	86.3	(199,439)	59.0
3	BB	210,968	6.6	(30,740)	9.1
4	B	142,756	4.5	(37,971)	11.2
5	CCC	59,928	1.9	(47,992)	14.2
6	In or near default	26,422	0.7	(21,983)	6.5
	Total below investment grade	440,074	13.7	(138,686)	41.0
	Total	$3,200,990	100.0%	$(338,125)	100.0%

		December 31, 2009
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$3,189,335	64.2%	$(355,516)	49.0%
2	BBB	1,335,973	26.9	(180,763)	24.9
	Total investment grade	4,525,308	91.1	(536,279)	73.9
3	BB	315,603	6.3	(56,456)	7.8
4	B	78,226	1.6	(55,791)	7.7
5	CCC	27,357	0.5	(42,419)	5.8
6	In or near default	23,438	0.5	(34,877)	4.8
	Total below investment grade	444,624	8.9	(189,543)	26.1
	Total	$4,969,932	100.0%	$(725,822)	100.0%

Available-For-Sale Fixed Maturity Securities with Unrealized Losses by Length of Time

	December 31, 2010
		Amortized Cost		Gross Unrealized Losses
	Number of Issuers	Market Value is Less than 75% of Cost	Market Value is 75% or Greater than Cost	Market Value is Less than 75% of Cost	Market Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	258	$—	$1,448,149	$—	$(37,190)
Greater than three months to six months	7	24,069	8,000	(979)	(4,720)
Greater than six months to nine months	2	—	5,544	—	(43)
Greater than nine months to twelve months	2	—	2,987	—	(205)
Greater than twelve months	232	295,272	1,755,094	(123,979)	(171,009)
Total		$319,341	$3,219,774	$(124,958)	$(213,167)

	December 31, 2009
		Amortized Cost		Gross Unrealized Losses
	Number of Issuers	Market Value is Less than 75% of Cost	Market Value is 75% or Greater than Cost	Market Value is Less than 75% of Cost	Market Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	188	$—	$1,166,486	$—	$(30,057)
Greater than three months to six months	4	42	9,906	(15)	(421)
Greater than six months to nine months	13	16,958	36,174	(9,226)	(3,236)
Greater than nine months to twelve months	12	17,539	24,675	(6,960)	(1,552)
Greater than twelve months	463	844,621	3,579,353	(350,096)	(324,259)
Total		$879,160	$4,816,594	$(366,297)	$(359,525)

Available-For-Sale Fixed Maturity Securities with Unrealized Losses by Maturity Date

	December 31, 2010		December 31, 2009
	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Due in one year or less	$94	$(26)	$1,876	$(116)
Due after one year through five years	110,891	(15,476)	241,292	(19,491)
Due after five years through ten years	288,261	(21,669)	852,567	(92,816)
Due after ten years	1,967,293	(168,168)	2,422,152	(287,192)
	2,366,539	(205,339)	3,517,887	(399,615)
Mortgage and asset-backed	834,451	(132,786)	1,452,045	(326,207)
Total	$3,200,990	$(338,125)	$4,969,932	$(725,822)

See Note 2 to our consolidated financial statements for additional analysis of these unrealized losses.

Mortgage and Asset-Backed Securities

Mortgage and asset-backed securities comprised 29.3% at December 31, 2010 and 27.6% at December 31, 2009 of our total available-for-sale fixed maturity securities. These securities are purchased when we believe these types of investments provide superior risk-adjusted returns compared to returns of more conventional investments such as corporate bonds and mortgage loans. These securities are diversified as to collateral types, cash flow characteristics and maturity.

The repayment pattern on mortgage and other asset-backed securities is more variable than that of more traditional fixed maturity securities because the repayment terms are tied to underlying debt obligations that are subject to prepayments, which in the current economic environment includes defaults. The prepayment speeds (e.g., the rate of individuals refinancing their home mortgages) can vary based on a number of economic factors that cannot be predicted with certainty. These factors include the prevailing interest rate environment and general status of the economy.

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

Mortgage and Asset-Backed Securities by Type

	December 31, 2010
	Amortized Cost	Par Value	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,219,828	$1,232,133	$1,219,618	11.0%
Pass-through	238,425	230,475	243,371	2.2
Planned and targeted amortization class	465,353	469,560	468,052	4.2
Other	37,852	37,942	38,197	0.3
Total residential mortgage-backed securities	1,961,458	1,970,110	1,969,238	17.7
Commercial mortgage-backed securities	786,316	796,501	815,886	7.3
Other asset-backed securities	535,844	622,267	480,469	4.3
Total	$3,283,618	$3,388,878	$3,265,593	29.3%

	December 31, 2009
	Amortized Cost	Par Value	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,236,102	$1,252,293	$1,148,038	11.6%
Pass-through	258,509	250,964	263,175	2.7
Planned and targeted amortization class	459,004	461,935	429,309	4.4
Other	39,471	39,569	32,888	0.3
Total residential mortgage-backed securities	1,993,086	2,004,761	1,873,410	19.0
Commercial mortgage-backed securities	785,729	810,995	720,123	7.3
Other asset-backed securities	230,755	290,104	132,873	1.3
Total	$3,009,570	$3,105,860	$2,726,406	27.6%

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

The commercial mortgage-backed securities are primarily sequential securities. Commercial mortgage-backed securities typically have cash flows that are less subject to refinance risk than residential securities principally due to prepayment restrictions on many of the underlying commercial mortgage loans.

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

Our direct exposure to the Alt-A home equity and subprime first-lien sectors is limited to investments in structured securities collateralized by senior tranches of residential mortgage loans with this exposure. We also have a partnership interest in an investment grade securities fund that owns securities backed by Alt-A home equity, subprime first-lien and adjustable rate mortgage collateral. The fund is reported as securities and indebtedness of related parties in our consolidated balance sheets with a fair value of $30.1 million at December 31, 2010 and $25.0 million at December 31, 2009. We do not own any direct investments in subprime lenders or adjustable rate mortgages.

Mortgage and Asset-Backed Securities by Collateral Type

	December 31, 2010			December 31, 2009
	Amortized Cost	Carrying Value	Percent of Fixed Maturities	Amortized Cost	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)			(Dollars in thousands)
Government agency	$748,345	$787,188	7.1%	$687,079	$707,166	7.2%
Prime	843,921	837,231	7.5	937,677	862,870	8.6
Alt-A	492,355	430,786	3.9	521,911	390,352	4.0
Subprime	30,117	23,540	0.2	30,119	20,383	0.2
Commercial mortgage	786,316	815,886	7.3	785,729	720,123	7.3
Non-mortgage	382,564	370,962	3.3	47,055	25,512	0.3
Total	$3,283,618	$3,265,593	29.3%	$3,009,570	$2,726,406	27.6%

The mortgage and asset-backed securities can be summarized into three broad categories: residential, commercial and other asset-backed securities.

Residential Mortgage-Backed Securities by Collateral Type and Origination Year

	December 31, 2010
	Government & Prime		Alt-A		Total
	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2010	$241,634	$244,746	$13,602	$13,602	$255,236	$258,348
2009	75,581	78,289	—	—	75,581	78,289
2008	128,842	136,355	—	—	128,842	136,355
2007	66,159	69,029	57,723	39,470	123,882	108,499
2006	77,234	72,666	22,071	15,369	99,305	88,035
2005 and prior	981,997	1,013,159	296,615	286,553	1,278,612	1,299,712
Total	$1,571,447	$1,614,244	$390,011	$354,994	$1,961,458	$1,969,238

	December 31, 2009
	Government & Prime		Alt-A		Total
	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2009	$185,339	$185,850	$—	$—	$185,339	$185,850
2008	127,442	132,204	—	—	127,442	132,204
2007	71,256	67,363	58,958	33,113	130,214	100,476
2006	84,822	72,193	22,445	11,861	107,267	84,054
2005	61,246	61,404	—	—	61,246	61,404
2004 and prior	1,072,170	1,041,311	309,408	268,111	1,381,578	1,309,422
Total	$1,602,275	$1,560,325	$390,811	$313,085	$1,993,086	$1,873,410

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

Residential Mortgage-Backed Securities by NAIC Designation and Equivalent Rating

		December 31, 2010		December 31, 2009
NAIC Designation	Equivalent Rating	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$1,905,909	96.8%	$1,770,168	94.5%
2	BBB	—	—	70,876	3.8
3	BB	26,850	1.3	28,887	1.5
4	B	36,462	1.9	3,479	0.2
5	CCC	17	—	—	—
	Total	$1,969,238	100.0%	$1,873,410	100.0%

Commercial Mortgage-Backed Securities by Origination Year

	December 31, 2010		December 31, 2009
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2010	$23,039	$23,212	$—	$—
2009	41,341	47,799	40,757	41,767
2008	182,674	204,631	182,221	189,445
2007	184,670	182,879	184,515	148,342
2006	133,536	134,063	143,982	116,570
2005 and prior	221,056	223,302	234,254	223,999
Total	$786,316	$815,886	$785,729	$720,123

Commercial Mortgage-Backed Securities by NAIC Designation and Equivalent Rating

		December 31, 2010		December 31, 2009
NAIC Designation	Equivalent Rating	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	GNMA	$306,724	37.6%	$338,438	47.0%
1	FNMA	16,334	2.0	15,786	2.2
1	AAA, AA, A
	Generic	108,701	13.3	68,076	9.5
	Super Senior	213,922	26.2	179,361	24.9
	Mezzanine	8,320	1.0	27,833	3.9
	Junior	70,810	8.7	78,821	10.9
	Total AAA, AA, A	401,753	49.2	354,091	49.2
2	BBB	39,362	4.8	3,985	0.5
3	BB	15,150	1.9	—	—
4	B	29,285	3.6	7,434	1.0
5	CCC	7,278	0.9	—	—
6	In or near default	—	—	389	0.2
	Total	$815,886	100.0%	$720,123	100.0%

Government National Mortgage Association (GNMA), guarantees principal and interest on mortgage backed securities. The guarantee is backed by the full faith and credit of the United States Government. The Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Association (FHLMC), are government-sponsored enterprises (GSE's) that were chartered by Congress to reduce borrowing costs for certain homeowners. GSE's have carried an implicit backing of the U.S. Government but do not have explicit guarantees like GNMA. The Housing and Economic Recovery Act of 2008 allows the government to expand its line of credit to $200 billion each for Fannie Mae and Freddie Mac. Late in 2009, the U.S. Treasury revised these caps to expand as needed to cover losses over the next three years. The revision was intended to show support for these firms throughout the housing crisis by the U.S. Treasury.

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

Other Asset-Backed Securities by Collateral Type and Origination Year

	December 31, 2010
	Government & Prime		Alt-A		Subprime		Non-Mortgage		Total
	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2010	$—	$—	$—	$—	$—	$—	$169,631	$170,212	$169,631	$170,212
2009	—	—	—	—	—	—	61,791	62,415	61,791	62,415
2007	9,976	3,840	15,864	6,940	—	—	61,843	62,211	87,683	72,991
2006	8,630	4,011	58,456	43,587	—	—	32,242	33,077	99,328	80,675
2005 and prior	2,213	2,324	28,024	25,265	30,117	23,540	57,057	43,047	117,411	94,176
Total	$20,819	$10,175	$102,344	$75,792	$30,117	$23,540	$382,564	$370,962	$535,844	$480,469

	December 31, 2009
	Government & Prime		Alt-A		Subprime		Non-Mortgage		Total
	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2009	$—	$—	$—	$—	$—	$—	$4,999	$4,983	$4,999	$4,983
2007	9,982	2,596	18,853	7,979	—	—	7,065	5,999	35,900	16,574
2006	9,748	4,322	77,612	42,621	—	—	—	—	87,360	46,943
2005	—	—	23,845	20,376	30,119	20,383	8,831	100	62,795	40,859
2004 and prior	2,751	2,793	10,790	6,291	—	—	26,160	14,430	39,701	23,514
Total	$22,481	$9,711	$131,100	$77,267	$30,119	$20,383	$47,055	$25,512	$230,755	$132,873

(1)
Insurance on 2006 Alt-A issues is provided by Financial Guaranty Insurance Co. (FGIC) (40% in 2010 and 44% in 2009) and AMBAC Assurance Corporation (Ambac) (34% in 2010 and 30% in 2009). Insurance on 2007 Alt-A issues is provided by Ambac (46% in 2010 and 53% in 2009), MBIA Insurance Corporation (31% in 2010 and 27% in 2009) and FGIC (23% in 2010 and 21% in 2009). The 2006 and 2007 Government & Prime issues are 100% insured by Ambac (2006 issues) and MBIA Insurance Corporation (2007 issues). There is no insurance coverage on other asset-backed securities with subprime or non-mortgage collateral or on collateral originating prior to 2006 or after 2007.

Other Asset-Backed Securities by NAIC Designation and Equivalent Rating

		December 31, 2010		December 31, 2009
NAIC Designation	Equivalent Ratings	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$449,230	93.5%	$108,737	81.8%
2	BBB	8,251	1.7	7,199	5.4
3	BB	339	0.1	457	0.3
4	B	4,729	1.0	8,557	6.5
5	CCC	16,635	3.4	7,050	5.3
6	In or near default	1,285	0.3	873	0.7
	Total	$480,469	100.0%	$132,873	100.0%

The mortgage and asset-backed portfolios include securities wrapped by monoline bond insurers to provide additional credit enhancement for the investment. We believe these securities were underwritten at investment grade levels excluding any credit enhancing protection. At December 31, 2010, the fair value of our insured mortgage and asset-backed holdings totaled $94.8 million, or 2.9% of our mortgage and asset-backed portfolios and 0.9% of our total fixed income portfolio.

During 2009, FGIC was downgraded by rating agencies and in November 2009 was ordered to stop making payments. In March 2010, the Wisconsin Insurance Commissioner placed a temporary moratorium on payments for Ambac wrapped residential mortgage-backed securities. Securities with existing or expected cash flow concerns that are wrapped by FGIC or Ambac have been other-than-temporarily impaired. We do not consider the investments wrapped by other monoline bond insurers to be other-than-temporarily impaired at December 31, 2010, because we do not have reason to believe that those guarantees, if needed, will not be honored. We do not directly own any fixed income or equity investments in monoline bond insurers.

Residential Mortgage-Backed Securities and Other Asset-Backed Securities by Insurance

		December 31, 2010			December 31, 2009
	Insurers' S&P Rating (1)	Residential Mortgage- Backed	Other Asset- Backed	Total Carrying Value	Residential Mortgage- Backed	Other Asset- Backed	Total Carrying Value
Insured:		(Dollars in thousands)
Ambac	NR (2)	$—	$16,124	$16,124	$—	$16,674	$16,674
Assured Guaranty Ltd.	AA+	14,182	—	14,182	9,569	—	9,569
FGIC	NR (2)	—	33,547	33,547	—	24,184	24,184
MBIA Insurance Corporation	B	17,414	13,492	30,906	14,192	11,104	25,296
Total with insurance		31,596	63,163	94,759	23,761	51,962	75,723
Uninsured:
GNMA		194,057	—	194,057	306,021	—	306,021
FHLMC		316,336	2,295	318,631	251,499	2,751	254,250
FNMA		274,459	28	274,487	146,835	41	146,876
Other		1,152,790	414,983	1,567,773	1,145,294	78,119	1,223,413
Total		$1,969,238	$480,469	$2,449,707	$1,873,410	$132,873	$2,006,283

(1) Rating in effect as of December 31, 2010.
(2) No formal published rating.

Collateralized Debt Obligations

We held one collateralized debt obligation at December 31, 2010, which is backed by credit default swaps with no home equity exposure. As discussed in Note 1, we began reporting this security at fair value with changes in market value reflected as derivative income or loss within the consolidated statements of operations in accordance with an accounting change adopted in the third quarter of 2010.

State, Municipal and Other Government Securities

State, municipal and other government securities totaled $2.3 billion, or 20.3% of our portfolio and include investments in general obligation, revenue, military housing and municipal housing bonds. Our investment strategy is to utilize municipal bonds in addition to corporate bonds, as we believe they provide additional diversification and have historically low default rates compared with similarly rated corporate bonds. We evaluate the credit strength of the underlying issues on both a quantitative and qualitative basis, excluding insurance, prior to acquisition. The majority of the municipal bonds we hold are investment grade credits without consideration of insurance. Our municipal bonds are well diversified by type and geography with the top exposure being school general obligation bonds. Our municipal bond exposure has an average rating of AA and is trading at 96.3% of book value. The insolvency of one or more of the credit enhancing entities would be a meaningful short-term market liquidity event, but would not dramatically increase our investment portfolio's risk profile.

Equity Securities

Equity securities totaled $78.7 million at December 31, 2010 and $60.2 million at December 31, 2009. Gross unrealized gains totaled $3.0 million and gross unrealized losses totaled $2.0 million at December 31, 2010. At December 31, 2009, gross unrealized gains totaled $2.5 million and gross unrealized losses totaled $4.7 million on these securities. The unrealized losses are primarily attributable to non-redeemable perpetual preferred securities from issuers in the financial sector. See Note 2 to our consolidated financial statements for further discussion regarding our analysis of unrealized losses related to these securities.

Mortgage Loans

Mortgage loans totaled $1,254.4 million at December 31, 2010 and $1,293.9 million at December 31, 2009. Our mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. There were two mortgage loans more than 60 days delinquent as of December 31, 2010 with a carrying value of $16.8 million and one delinquent mortgage loan as of December 31, 2009 with a carrying value of $1.5 million. The total number of commercial mortgage loans outstanding was 326 at December 31, 2010 and 332 at December 31, 2009. In 2010, new loans were generally $1.6 million to $10.0 million in size, with an average loan size of $5.8 million and an average loan term of 13 years. We did not issue any new loans in 2009. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. The majority of our mortgage loans amortize principal, with 6.8% that are interest only loans at December 31, 2010. At December 31, 2010, the average loan-to-value of the current outstanding principal balance using the most recent appraised value was 56.4% and the weighted average debt service coverage ratio was 1.5 based on the results of our 2009 annual study.

Mortgage Loans by Collateral Type

	December 31, 2010		December 31, 2009
Collateral Type	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
Retail	$441,181	35.2%	$449,159	34.7%
Office	395,648	31.5	410,723	31.7
Industrial	384,481	30.6	402,239	31.1
Other	33,127	2.7	31,815	2.5
Total	$1,254,437	100.0%	$1,293,936	100.0%

Mortgage Loans by Geographic Location within the United States

	December 31, 2010		December 31, 2009
Region of the United States	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
South Atlantic	$344,580	27.5%	$331,441	25.6%
Pacific	238,516	19.0	243,966	18.9
East North Central	235,179	18.7	247,298	19.1
West North Central	156,797	12.5	165,468	12.8
Mountain	103,290	8.2	117,267	9.1
West South Central	61,064	4.9	65,297	5.0
Other	115,011	9.2	123,199	9.5
Total	$1,254,437	100.0%	$1,293,936	100.0%

Mortgage Loans by Loan-to-Value Ratio (1)

	December 31, 2010		December 31, 2009
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
0% - 50%	$383,513	30.6%	$378,082	29.2%
50% - 60%	316,625	25.2	303,357	23.5
60% - 70%	422,042	33.6	453,170	35.0
70% - 80%	117,573	9.4	130,258	10.1
80% - 90%	14,684	1.2	23,835	1.8
90% - 100%	—	—	5,234	0.4
Total	$1,254,437	100.0%	$1,293,936	100.0%

(1)	Loan-to-Value Ratio using most recent appraised value

Mortgage Loans by Year of Origination

	December 31, 2010		December 31, 2009
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
2010	$39,843	3.2%	$—	—%
2008	197,106	15.7	201,714	15.6
2007	271,506	21.6	284,327	22.0
2006	179,978	14.4	188,007	14.5
2005 and prior	566,004	45.1	619,888	47.9
Total	$1,254,437	100.0%	$1,293,936	100.0%

Mortgage loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to contractual terms of the loan agreement. At December 31, 2010, we held a valuation allowance totaling $1.8 million for three impaired loans and at December 31, 2009, we held a valuation allowance totaling $0.7 million for two impaired loans.

Derivative Instruments

Derivative instruments totaling $40.7 million at December 31, 2010 and $44.0 million at December 31, 2009 consist primarily of call options supporting our index annuity business net of collateral received from counterparties. See "Market Risks of Financial Instruments" for details regarding how we manage counterparty credit risk.

Other Assets

Deferred policy acquisition costs decreased 26.3% to $812.0 million and deferred sales inducements decreased 28.0% to $259.1 million at December 31, 2010, primarily due to the impact of the change in unrealized appreciation/depreciation on fixed maturity securities. The impact of unrealized appreciation/depreciation on fixed maturity securities decreased deferred policy acquisition costs $90.7 million at December 31, 2010 and increased deferred policy acquisition costs $196.1 million at December 31, 2009; and increased deferred sales inducements $1.3 million at December 31, 2010 and $96.0 million at December 31, 2009. Assets held in separate accounts increased 7.3% to $753.1 million primarily due to market appreciation on the underlying investment portfolios, partially offset by excess withdrawals over deposits. Other assets increased 15.6% to $72.2 million primarily due to increases in receivables for certain reinsurance contracts and property and equipment.

Liabilities

Future policy benefits increased 4.7% to $12,008.3 million at December 31, 2010 primarily due to an increase in the volume of Farm Bureau Life's business in force and advances on FHLB funding agreements. Our deferred income tax liability increased 376.9% primarily due to the impact of the change in unrealized appreciation/depreciation on fixed maturity securities. Other liabilities increased 103.0% to $177.2 million primarily due to increases in payables for securities purchased and payables for certain reinsurance contracts.

Stockholders' Equity

FBL Financial Group, Inc. stockholders' equity increased 31.6% to $1,146.3 million at December 31, 2010, compared to $871.2 million at December 31, 2009. This increase is attributable to the change in the unrealized appreciation/depreciation on fixed maturity securities and net income, partially offset by non-credit impairment losses.

At December 31, 2010, FBL's common stockholders' equity was $1,143.3 million, or $36.95 per share, compared to $868.2 million, or $28.49 per share at December 31, 2009. Included in stockholders' equity per common share is $1.29 at December 31, 2010 and ($3.89) at December 31, 2009 attributable to accumulated other comprehensive income (loss).

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

A majority of our insurance liabilities are backed by fixed maturity securities and mortgage loans. The weighted average life of the fixed maturity and mortgage loan portfolio, based on fair values, was approximately 8.6 years at December 31, 2010 and 9.3 years at December 31, 2009. Accordingly, the earned rate on the portfolio lags behind changes in market yields. The extent that the portfolio yield lags behind changes in market yields generally depends upon the following factors:

•	The average life of the portfolio.

•	The amount and speed at which market interest rates rise or fall.

•
The amount by which bond calls, mortgage loan prepayments and paydowns on mortgage and asset-backed securities accelerate during periods of declining interest rates or decelerate during periods of increasing interest rates.

Expected Cash Flows from Investments

	Amortized Cost December 31, 2010	2011	2012	2013	2014	2015	2016 and Thereafter
	(Dollars in thousands)
Fixed maturity securities	$10,974,330	$453,721	$725,459	$791,987	$802,405	$808,053	$7,392,705
Mortgage loans	1,255,742	69,602	95,250	81,047	74,710	79,042	856,091
Total	$12,230,072	$523,323	$820,709	$873,034	$877,115	$887,095	$8,248,796

The table above summarizes cash inflows from the sale, maturity or prepayment of fixed maturity securities and mortgage loans that will be available for benefits or reinvestment. These cash flow estimates are based on our existing investment holdings and do not anticipate the effect of new acquisitions. The estimates include assumptions for the timing of paydowns on asset-backed and other securities, and accordingly, may not represent actual amounts that will be received during the periods presented.

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

For a substantial portion of our direct business in force, we have the ability to adjust interest or dividend crediting rates, participation rates, and asset fees and caps, as applicable, in response to changes in portfolio yield. However, the ability to adjust these rates is limited by competitive factors. Surrender rates could increase and new sales could be negatively impacted if the crediting rates are not competitive with the rates on similar products offered by other insurance companies and financial services institutions. In addition, if market rates were to decrease substantially and stay at a low level for an extended period of time, our spread could be lowered due to interest rate guarantees on many of our interest sensitive products. For business assumed through coinsurance agreements, the ceding company has the ability to adjust interest crediting rates in reaction to portfolio yield. In addition, contracts assumed through coinsurance have guaranteed minimum crediting rates. See "Part 1, Item 1 - Business, Segmentation of Our Business" for the ranges of guaranteed rates and where our products fall within those ranges.

Interest Crediting Rates Compared to Guarantees
	Liabilities at December 31, 2010	Percent Above Minimum Guarantee
	(Dollars in thousands)
Discretionary rate setting products with minimum guarantees:
Direct:
Index annuities	$3,153,262	93.3%
Multi-year guarantee annuities	2,914,782	99.1
Traditional fixed rate annuities	1,725,895	48.1
Universal life insurance	631,783	46.2
Variable annuities and variable universal life insurance	253,289	4.0
Reinsurance assumed	1,244,423	83.9
Total discretionary products	9,923,434
Non-discretionary products	722,493
Total interest sensitive and index product liabilities	$10,645,927

While crediting rates on 99.1% of our multi-year guarantee annuities are above the minimum guarantees, rates cannot be changed until the end of the guarantee period. Non-discretionary products primarily represent funding agreements, guaranteed investment contracts and supplemental contracts involving life contingencies where we do not have the ability to adjust crediting rates.

For the majority of index annuities, call options are purchased to fund the index credits owed to contract holders who elect to participate in one or more market indices. Except for certain contracts for which minimum guaranteed interest rates apply, the options are purchased to fund the full amount of the annual index credits. For a majority of contracts for which minimum guaranteed interest rates apply, the options are purchased to fund the amount of the annual index credits in excess of minimum guaranteed interest accrued on the contracts. In 2010, proceeds from the maturity of call options totaled $130.4 million while related index amounts credited to contract holders' account balances totaled $130.9 million. The difference between index credits and option proceeds is primarily attributable to the timing of option purchases in volatile market conditions and proceeds not received from a counterparty that filed for bankruptcy in 2008, partially offset by call options being purchased for contracts that had a full or partial surrender during the year.

Profitability on the portion of the index annuities tied to market indices is significantly impacted by the spread on interest earned on investments and the sum of (1) cost of underlying call options purchased to fund the credits owed to contract holders and (2) minimum interest guarantees owed to the contract holder, if any. The cost of call options is impacted by actual and expected volatility in the marketplace. An increase in volatility increases option costs while a decrease in volatility decreases option costs. We manage the cost of the call options through the terms of the index annuities, which permit adjustments to annual participation rates, asset fees, and/or caps, subject to guaranteed minimums. If there were little or no gains in the entire series of options purchased over the expected life of an index annuity (typically 15 to 20 years), we would incur expenses for credited interest over and above our option costs. This can cause our spreads to decrease and reduce our profits.

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

We design our products to encourage persistency and manage our investment portfolio in a manner to help ensure targeted spreads are earned. In addition to the ability to change interest crediting rates on our direct products, certain interest sensitive and index contracts have surrender and withdrawal penalty provisions. Products such as supplementary contracts with life contingencies are not subject to surrender or discretionary withdrawal. Depending on the product, surrender charge rates on annuity contracts range up to 20.0% and surrender charge periods range up to 14 years and typically decrease 1.0% for every one-to-two years the contract is in force.

Surrender and Discretionary Withdrawal Characteristics of Interest Sensitive and Index Products and Supplementary Contracts Without Life Contingencies

	Liabilities at December 31, 2010
	Direct	Assumed Coinsurance
	(Dollars in thousands)
Surrender charge rate:
Greater than or equal to 5%	$6,006,679	$985,077
Less than 5%, but still subject to surrender charge	863,788	201,366
Not subject to surrender charge	2,192,088	—
Not subject to surrender or discretionary withdrawal	845,114	—
Total	$9,907,669	$1,186,443

Annuities sold directly through our independent distribution channel with reserves totaling $5,655.7 million at December 31, 2010 have a MVA feature that may increase or decrease the amount paid to contract holders upon surrender of a contract. The MVA is determined by a mathematical formula which uses changes in U.S. Treasury interest rates since the inception of the contract. The MVA reflects changes in the interest rate between the time of purchase and at surrender and will decrease the amount paid upon surrender when U.S. Treasury interest rates rise. Conversely, the MVA increases the amount paid at surrender when U.S. Treasury interest rates decrease. The impact of the MVA feature is recorded as a component of interest sensitive and index product charges in our consolidated statements of operations.

We sell contracts with a MVA feature to mitigate interest rate risk. As stated above, the value of our fixed maturity securities decreases when interest rates increase. In a rising interest rate environment the fixed maturity securities backing the contracts sold would likely be in an unrealized loss position. Conversely, while we always want our business to persist, in a decreasing interest rate environment, surrender presents less risk for the Company because the fixed maturity securities backing the contracts would likely be in an unrealized gain position. If needed, the securities backing the contracts surrendered could be sold at a gain to offset the increased amount paid upon surrender due to the MVA. In order to achieve the intended risk mitigation the yields earned on fixed maturities securities need to move directionally and, to a certain extent, proportionally the same as or similar to the yields earned on U.S. Treasury securities.

Historical surrenders paid on products sold by our EquiTrust Life independent distribution and the average U.S. Treasury rate in the respective periods were as follows:

Surrenders vs. Average 10-Year U.S. Treasury Rate

	Q1 2009	Q2 2009	Q3 2009	Q4 2009	Q1 2010	Q2 2010	Q3 2010	Q4 2010
	(Dollars in thousands)
Surrenders	$302,121	$352,995	$104,442	$61,171	$38,319	$45,057	$77,717	$106,994
Average 10-year U.S. Treasury Rate	2.74%	3.32%	3.52%	3.46%	3.72%	3.49%	2.78%	2.88%

There were a number of factors that contributed to the level of surrender activity we experienced within EquiTrust Life during the past two years. We believe the decrease in surrender activity in the latter half of 2009 and during 2010 was the result of the following:

•	The increase in U.S. Treasury rates causing an increase in effective surrender charges.

•	Conservation efforts to reduce the surrender activity.

•
Much of the historical surrender activity was driven by independent agents to transfer the business to another company for an additional commission. Many of the agents inclined to use such sales techniques already transferred the business of customers willing to exchange their contracts.

•	We terminated certain agents that excessively promoted surrender and exchange activity.

While the 10-year U.S. Treasury rate dipped to a low of 2.41% in the fourth quarter of 2010, we did not have the level of surrender activity experienced in early 2009 due to the actions noted above and more stable market conditions in 2010. In addition, there was a lag in processing surrenders requested late in 2008, when the 10-year U.S. Treasury reached a low of 2.08%.

The impact of MVAs increased account values paid upon surrender for this direct business 8.6% in 2010, 10.9% in 2009 and 6.2% in 2008. In 2009, the fair value of the fixed maturity securities backing these surrendered policies did not increase commensurately with the amount of the MVA offset due, in part, to credit spreads widening significantly during this period. We sold certain securities to fund the increased surrender activity and realized gains on those sales totaling $24.5 million during 2010 and $41.2 million during 2009. The unanticipated increase in requested surrenders required us to update assumptions in the models used to calculate amortization of deferred policy acquisition costs and deferred sales inducements, which resulted in a $29.6 million increase to amortization in 2008.

The potential impact of U.S. Treasury rates on contracts surrendering with the MVA feature is illustrated below.

Level of Surrender Protection

	December 31, 2010		December 31, 2009
	Fixed Index Annuities	Fixed Rate Annuities	Fixed Index Annuities	Fixed Rate Annuities
	(Dollars in thousands)
Surrender charges	$524,092	$214,763	$528,603	$228,399
Market value adjustment	(156,052)	(83,186)	(95,379)	(84,731)
Net impact of surrenders	$368,040	$131,577	$433,224	$143,668

Account value	$3,140,591	$2,515,120	$3,109,412	$2,525,732
Level of surrender protection	11.7%	5.2%	13.9%	5.7%
U.S. Treasury Rate (1)	3.30%	2.01%	3.85%	2.69%
(1) A 10-year U.S. Treasury rate is used for the fixed index annuities. A 5-year U.S. Treasury rate is used for the fixed rate annuities. These U.S. Treasury rates approximate the interest rate feature of the respective annuities.

To hedge our exposure to future MVA losses, we purchased a zero-coupon U.S. Treasury bond with a maturity date in 2039. At December 31, 2010, this security has a book value and fair value of $54.4 million and average effective duration of 28 years. Accordingly, the fair value of this security is estimated to increase approximately 30.0% for a 100 basis point drop in market interest rates. Gains on this zero-coupon bond can be used to help offset any MVA losses that we may incur in scenarios where U.S. Treasury rates decrease and credit spreads widen decreasing the value of our fixed maturity securities. In addition, beginning in 2010, we modified the MVA feature on new sales of our index annuity products to tie the amount of the MVA to an index that more closely matches the changes in the value of our underlying investment portfolio and also reduces the amount of the MVA given a change in market interest rates.

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

Our exposure to interest rate risk stems largely from our annuity products as the cash flows of these products can vary significantly with changes in interest rates. We have holdings in fixed maturity and mortgage loan portfolios to offset the interest rate risk of our annuity products. We actively manage the projected cash flows and duration of these assets and liabilities by minimizing the difference between the two. While it can be difficult to maintain asset and liability durations that are perfectly matched in a dynamic environment, we have identified various strategies that can be implemented if duration mismatches exceed acceptable tolerances. The effective duration of the fixed maturity and mortgage loan portfolios backing our annuity products was 5.9 at December 31, 2010 and 6.4 at December 31, 2009. The effective duration of our annuity liabilities was approximately 6.7 at December 31, 2010 and 6.4 at December 31, 2009.

If interest rates were to increase 10% from levels at December 31, 2010 and 2009, the fair value of our fixed maturity securities and short-term investments would decrease approximately $209.2 million at December 31, 2010 and $232.8 million at December 31, 2009. These hypothetical changes in value do not take into account any offsetting change in the value of insurance liabilities for investment contracts since we estimate such value to be the cash surrender value for a majority of the underlying contracts. However, insurance liabilities for index annuity contracts are based on a number of independent variables, including market interest rates and returns. See "Significant Accounting Policies and Estimates" below for discussion on the assumptions used in determining these liabilities. If interest rates were to decrease 10% from levels at December 31, 2010 and 2009 the fair value of our debt would increase $4.0 million at December 31, 2010 and 2009.

The models used to estimate the impact of a 10% change in market interest rates utilize many assumptions and estimates that materially impact the fair value calculations. Key assumptions in the models include an immediate and parallel shift in the yield curve and an acceleration of bond calls and principal prepayments on mortgage and other asset-backed securities. The above estimates do not attempt to measure the financial statement impact on the resulting change in deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired, unearned revenue reserves and income taxes. Due to the subjectivity of these assumptions, the actual impact of a 10% change in rates on the fair values would likely be different from that estimated.

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

As a hypothetical illustration, we estimate that a scenario in which the 10-year U.S. Treasury rate was at 2.50% throughout 2011 without any corresponding change in current spreads would decrease 2011 after-tax operating income by approximately $1.2 million, or $0.04 per common share. This estimated decrease is primarily due to lower projected investment earnings and spread compression due to contractual minimum guarantees within the Exclusive Annuity and Independent Annuity product segments. While this illustration incorporates allowable changes to crediting rates, it does not reflect the potential impact of other factors, including but not limited to: policyholder behavior, level of new business production, product features, hedging strategies and changes in equity markets. Accordingly, actual results could differ materially from those presented.

We expect that additional surrenders on the index annuity business sold through our independent agents, as a result of the impact of the MVA, would further reduce earnings due to the loss of the related spread income in the current period, partially offset by additional surrender charge income and gains, if any, on the underlying options in the period of the surrender. For the hypothetical low interest rate scenario discussed above, we estimate this impact would decrease after-tax operating income by approximately $1.6 million, or $0.05 per common share. This estimate does not incorporate any realized gains that would be recognized on the sale of investments to fund the excess surrenders. If the level of excess surrenders increased beyond those assumed in our amortization models, there would be an additional write-off of deferred acquisition costs due to the reduction in future profits, which would further reduce our earnings.

Conversely if interest rates increased and the 10-year U.S. Treasury rate was at 6.00% throughout 2011, we estimate earnings would increase, primarily due to the positive impact of the MVA and less spread compression. This estimate assumes a certain level of crediting rate changes necessary to retain business in the higher interest rate environment. Accordingly such a scenario is not expected to be a material risk for us. However, if we increased crediting rates beyond this assumed level in order to make our spread based insurance products more competitive within the market place, it could adversely impact earnings. In addition, if the level of surrenders increased beyond those assumed in our amortization models, there would be a write-off of deferred acquisition costs due to the reduction in future profits, which would reduce earnings.

Equity Risk

Equity price risk is limited due to the relatively small equity portfolio held at December 31, 2010. However, we are exposed to equity price risk in the following ways:

•
We earn investment management fees (on those investments managed by us) and mortality and expense fee income based on the value of our separate accounts. On an annualized basis, the investment management fee rates range from 0.20% to 0.45% for 2010, 2009 and 2008. The annual mortality and expense fee rates range from 0.00% to 1.45% for 2010 and 0.00% to 1.44% for 2009 and 2008. As a result, revenues from these sources do fluctuate with changes in the fair value of the equity, fixed maturity and other securities held by the separate accounts.

•
We have equity price risk to the extent we may owe amounts under the guaranteed minimum death benefit and guaranteed minimum income benefit provisions of our variable annuity contracts. See Note 5 to our consolidated financial statements for additional discussion of these provisions.

•
The amortization of deferred policy acquisition costs on our variable business can fluctuate with changes in the performance of the underlying separate accounts. See the Variable Segment discussion above for additional discussion of this amortization.

•	As discussed above, our profitability would be impacted if there were little or no gains in the entire series of options purchased over the expected life of an index annuity contract.

Credit Risk

We have exposure to credit risk as it relates to the uncertainty associated with the continued ability of a given entity to make timely payments of principal and interest. See "Financial Condition - Investments" for additional information about credit risk in our investment portfolio.

Counterparty Risk

In connection with our use of call options and interest rate swaps, we are exposed to counterparty credit risk (the risk that a counterparty fails to perform under the terms of the derivative contract). Our policy is to purchase derivative instruments from multiple counterparties and evaluate the creditworthiness of all counterparties prior to purchase of the contracts. We believe that purchasing such agreements from financial institutions with superior performance reduces the credit risk associated with these agreements. Our policy allows us to purchase derivative instruments from nationally recognized investment banking institutions with an S&P rating of BBB+ or higher. As of December 31, 2010, all derivative instruments have been purchased from counterparties with an S&P rating of BBB+ or higher. Collateral support documents are negotiated to further reduce the exposure when deemed necessary. See Note 3 to our consolidated financial statements for details regarding collateral we held as of December 31, 2010. Counterparty credit ratings and credit exposure are monitored monthly and reviewed quarterly by our credit and investment committees. Our credit exposure is the fair value of derivative instruments with a positive value, which totaled $40.7 million at December 31, 2010, net of collateral held.

Liquidity and Capital Resources

Cash Flows

During 2010, our operating activities generated cash flows totaling $515.8 million consisting of net income of $120.6 million adjusted for non-cash revenues and expenses netting to $395.2 million. We used cash of $657.8 million in our investing activities during 2010. The primary uses were from $1,841.5 million of investment acquisitions, mostly in fixed maturity securities, partially offset by $1,369.5 million of sales, maturities or the repayment of investments. Our financing activities provided cash of $135.2 million during 2010. The primary sources were $1,319.2 million in receipts from interest sensitive and index products credited to policyholder account balances, partially offset by $1,181.5 million for return of policyholder account balances on interest sensitive and index products.

Sources and Uses of Capital Resources

Parent company cash inflows from operations primarily consist of (i) dividends from subsidiaries, if declared and paid, (ii) fees that it charges the various subsidiaries and affiliates for management of their operations, (iii) expense reimbursements from subsidiaries and affiliates, (iv) proceeds from the exercise of employee stock options, (v) proceeds from borrowings, (vi) tax settlements between the parent company and its subsidiaries and (vii) investment income. Revenue sources for the parent company during 2010 included management fees from subsidiaries and affiliates of $6.6 million. Cash outflows are principally for salaries, taxes and other expenses related to providing these management services, dividends on outstanding stock, interest and principal repayments on our parent company debt and capital contributions to subsidiaries.

The Life Companies' cash inflows primarily consist of premium income, deposits to policyholder account balances, income from investments, sales, maturities and calls of investments, repayments of investment principal and proceeds from call option exercises. In addition, EquiTrust Life historically had received capital contributions from FBL Financial Group, Inc. to help fund its growth or replenish capital. The Life Companies' cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, dividends and current operating expenses. In addition, in 2009 EquiTrust Life had a net cash payment of $121.6 million for the reinsurance recapture transaction discussed above in "Net Income (Loss) Attributable to FBL Financial Group, Inc." Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. The Life Companies' continuing operations and financing activities relating to interest sensitive and index products provided (used) funds totaling $654.0 million in 2010, ($56.0) million in 2009 and $1,370.5 million in 2008.

The ability of the Life Companies to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. During 2011, the maximum amount legally available for distribution to FBL Financial Group, Inc., without further regulatory approval, is $65.1 million from Farm Bureau Life and $43.8 million from EquiTrust Life.

Interest payments on our debt totaled $24.4 million in 2010, $25.3 million in 2009 and $18.8 million in 2008. Interest payments on our debt outstanding at December 31, 2010 are estimated to be $24.4 million in 2011. We paid cash dividends on our common and preferred stock totaling $7.7 million in 2010, $9.5 million in 2009 and $15.1 million in 2008. It is anticipated that quarterly cash dividend requirements for 2011 will be $0.0075 per Series B redeemable preferred share and $0.0625 per common share. The level of common stock dividends will be analyzed quarterly and will be dependent upon our capital and liquidity positions. Assuming a dividend rate of $0.0625 per common share, the common and preferred dividends would total approximately $7.8 million in 2011. As discussed in Note 10 to our consolidated financial statements, the Company has a royalty agreement with the Iowa Farm Bureau Federation (IFBF), our majority shareholder, which provides an option for the IFBF to terminate the agreement when FBL's quarterly common stock dividend is less than $0.10 per share. Assuming no further reduction in the quarterly dividend, the IFBF has agreed to temporarily forgo its right of termination through March 31, 2011 and we anticipate they will continue to forgo such right thereafter.

FBL Financial Group, Inc. expects to rely on available cash resources, management fee income and dividends from Farm Bureau Life to make dividend payments to its stockholders and interest payments on its debt. The parent company had available cash and investments totaling $28.5 million at December 31, 2010. We anticipate that FBL Financial Group, Inc. will receive dividends totaling $20.0 million from Farm Bureau Life and $3.5 million from other non-life insurance subsidiaries in 2011. As discussed in Note 7 to our consolidated financial statements, we have $100.0 million of Senior Notes with affiliates that mature in November 2011. We are evaluating various alternatives to satisfy this obligation, including refinancing with affiliates and/or third parties. As of December 31, 2010, we had no material commitments for capital expenditures.

We manage the amount of our capital to be consistent with statutory and rating agency requirements. As of December 31, 2010, we estimate that we have sufficient capital in the life insurance subsidiaries, combined with capital at the holding company, to meet our rating objectives. However, this capital may not be sufficient if significant future losses are incurred and access to additional capital is limited.

On a consolidated basis, we anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. However, there can be no assurance that future experience regarding benefits and surrenders will be similar to historic experience since benefits and surrender levels are influenced by such factors as the interest rate environment, our financial strength ratings, the economy and other factors that impact policyholder behavior. Our investment portfolio at December 31, 2010, included $383.4 million of short-term investments, $4.8 million of cash and $1,268.9 million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value. In addition, Farm Bureau Life and EquiTrust Life are members of the FHLB, which provides a source for additional liquidity if needed. This membership allows the companies to utilize fixed or floating rate advances offered by the FHLB and secured by qualifying collateral. Our total capacity to utilize such advances is impacted by multiple factors including total market value of eligible collateral, current market value of the par value of admitted assets less legal reserve requirements, and our willingness or capacity to hold activity-based FHLB common stock.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2010 or 2009.

Contractual Obligations

In the normal course of business, we enter into insurance contracts, financing transactions, lease agreements or other commitments which are necessary or beneficial to our operations. These commitments may obligate us to certain cash flows during future periods. The following table summarizes such obligations as of December 31, 2010:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
	(Dollars in thousands)
Contractual Obligations:
Insurance liabilities (1)	$21,504,934	$1,592,319	$3,275,963	$2,274,845	$14,361,807
Subordinated note payable to Capital Trust, including interest payments (2)	274,025	4,850	9,700	9,700	249,775
2017 Senior Notes, including interest payments	138,188	5,875	11,750	11,750	108,813
2014 Senior Notes, including interest payments	90,357	4,388	8,775	77,194	—
2011 Senior Notes, including interest payments	107,837	107,837	—	—	—
Home office operating leases	6,010	2,671	3,339	—	—
Purchase obligations	93,788	86,794	6,827	167	—
Mortgage loan funding	6,874	6,874	—	—	—
Other long-term liabilities (3)	27,139	9,157	5,729	5,299	6,954
Total	$22,249,152	$1,820,765	$3,322,083	$2,378,955	$14,727,349

(1)
Amounts shown in this table are projected payments through the year 2060 which we are contractually obligated to pay to our life insurance and annuity contract holders. The payments are derived from actuarial models which assume a level interest rate scenario and incorporate assumptions regarding mortality and persistency when applicable. These assumptions are based on our historical experience. The total of the contractual obligations relating to insurance contracts noted above differs from the liability balance on our consolidated balance sheet as follows:

	Contractual Obligations	Balance Sheet Carrying Value	Difference
	(Dollars in thousands)
(a) Reserves based on account values, including separate accounts	$16,366,984	$11,247,564	$5,119,420
(c) Supplementary contracts involving life contingencies	268,826	151,413	117,413
	16,635,810	11,398,977	5,236,833
(b) Traditional life insurance and accident and health products	4,185,380	1,362,410	2,822,970
(c) Supplementary contracts without life contingencies	400,834	506,167	(105,333)
Total	$21,222,024	$13,267,554	$7,954,470

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

Reserves based on account values, including separate accounts, per table above	$11,247,564
Projected amounts pertaining to:
Accumulation of interest/index credits	4,462,456
Surrender charges and MVAs	(126,292)
Death benefits on universal life business in excess of projected account values	1,321,563
Net cost of insurance charges on variable and universal life business	(640,069)
Other, net	101,762
Contractual obligations per table above	$16,366,984

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

In addition, contractual obligations totaling $282.9 million relating to dividend accumulations and other policy claims are included in the "Other policy claims and benefits" and "Advance premiums and other deposits" lines on our consolidated balance sheet.

(2)	Amount shown is net of $3.0 million equity investment in the Capital Trust due to the contractual right of setoff upon repayment of the note.

(3)
Includes our estimated future contributions to multiemployer defined and postretirement benefit plans. Contributions related to the qualified pension plan are included through 2011. No amounts related to the qualified pension plan are included beyond 2011 as the contribution amounts will be re-evaluated based on actual results.

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

Significant Accounting Policies and Estimates

The following is a brief summary of our significant accounting policies and a review of our most critical accounting estimates. For a complete description of our significant accounting policies, see Note 1 to our consolidated financial statements.

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

We test our goodwill balances by comparing the fair value of our reporting units to the carrying value of the goodwill. We have performed impairment testing using cash flow and other analyses and determined that our goodwill was not impaired as of December 31, 2010 or December 31, 2009.

Pension assets and liabilities are affected by the estimated market value of plan assets, estimates of the expected return on plan assets and/or discount rates. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets will affect the amount of pension expense ultimately recognized. The December 31, 2010 pension obligation was computed based on an average 5.09% discount rate, which was based on yields for high-quality corporate bonds with a maturity approximating the duration of our pension liability. The long-term return on plan assets is determined based on current market values of our pension investments. Declines in comparable bond and equity yields would increase our net pension liability. Our net pension liability could increase or decrease depending on the extent to which returns on pension plan assets are lower or higher than the discount rate.

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

Fair values are obtained primarily from a variety of independent pricing sources, whose results we evaluate internally. Details regarding valuation techniques and processes are summarized in Note 1, "Significant Accounting Policies - Investments - Fair Values," and Note 4, "Fair Values," to our consolidated financial statements.

At December 31, 2010, our fixed maturity securities classified as available for sale had a fair value of $11,128.5 million, with gross unrealized gains totaling $492.3 million and gross unrealized losses totaling $338.1 million. Due to the large number of fixed maturity securities held, the unique attributes of each security and the complexity of valuation methods, it is not practical to estimate a potential range of fair values for different assumptions and methods that could be used in the valuation process.

Balance Sheet Caption	Description of Critical Estimate	Assumptions / Approach Used	Effect if Different Assumptions / Approach Used
Fixed maturities - available for sale and equity securities
We are required to exercise judgment to determine when a decline in the value of a security is other than temporary. Whether a realized loss needs to be recognized in earnings and the amount of the loss primarily depends on whether (1) a decline in market value is other than temporary, (2) the extent to which a decline is related to credit versus non-credit related factors, (3) our intent to sell the security, and (4) whether or not we could be required to sell prior to recovery. The previous amortized cost is adjusted by the loss reported in earnings to provide a new cost basis for fixed maturity securities and the fair value becomes the new cost basis for equity securities.

We evaluate the operating results of the underlying issuer, near-term prospects of the issuer, general market conditions, causes for the decline in value, the length of time there has been a decline in value, other key economic measures and our intent to sell and whether or not we would be required to sell prior to recovery.

At December 31, 2010, we had 631 fixed maturity and equity securities with gross unrealized losses totaling $340.2 million. Included in the gross unrealized losses are losses attributable to both movements in market interest rates as well as temporary credit issues. Details regarding these securities are included in the "Financial Condition - Investments" section above.

Due to the large number of securities within the investment portfolio and the unique credit characteristic of each, it is not practical to estimate a range of other-than-temporary impairment losses. As discussed in Note 2 to our consolidated financial statements, we believe that all other-than-temporary impairment losses within the portfolio have been recognized.

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

Estimates used in the calculation of amortization of deferred policy acquisition costs and deferred sales inducements, which are revised at least annually, are based on historical results and our best estimate of future experience.

Amortization of deferred policy acquisition costs and deferred sales inducements for participating life insurance and interest sensitive and index products is expected to total approximately $95.2 million for 2011, excluding the impact of new production in 2011.

Based upon a historical analysis of fluctuations in estimated gross profits, we believe it is reasonably likely that a 10% change in estimated gross profits could occur. A 10% increase in estimated gross profits for 2011 would result in $6.3 million of additional amortization expense. Correspondingly, a 10% decrease in estimated gross profits would result in $6.4 million reduction of amortization expense. The information above is for illustrative purposes only and does not reflect our expectations regarding future changes in estimated gross profits.

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

Other asset/liabilities
The determination of net periodic pension expense and related accrued/prepaid pension cost requires the use of estimates as to the expected return on plan assets, discount rate on plan liabilities and other actuarial assumptions. Pension expense for 2010 totaled $6.0 million.

We assume an expected long-term rate of return on plan assets of 7.00% and a discount rate of 5.09%. Details regarding the method used to determine the discount rate are summarized in Note 9, "Retirement and Compensation Plans," to our consolidated financial statements.

The long-term rate of return may fluctuate over time based on asset mix and if investment returns over a long period of time significantly differ from historical returns. The discount rate changes annually as it is based on current yields for high quality corporate bonds with a maturity approximating the duration of our pension obligations. As fluctuations in the expected long-term rate of return and discount rate have been historically moderate and we have no current plans to change our investment strategy significantly, we believe a change of up to 100 basis points is reasonably likely. A 100 basis point decrease in the expected return on assets would result in a $0.7 increase in pension expense and a 100 basis point increase would result in a $0.7 million decrease to pension expense. A 100 basis point decrease in the assumed discount rate would result in a $0.6 million increase in pension expense while a 100 basis point increase would result in a $0.5 million decrease to pension expense. The information above is for illustrative purposes only and does not reflect our expectations regarding future changes in the long-term rate of return or discount rates.

Balance Sheet Caption	Description of Critical Estimate	Assumptions / Approach Used	Effect if Different Assumptions / Approach Used
Deferred income taxes
The amount deferred tax assets we hold is dependent on our estimate of the future deductibility of certain items. A valuation allowance against deferred income tax assets is established if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. No valuation allowance was recorded on deferred tax assets at December 31, 2010.

We utilize tax planning strategies, which require forward-looking assumptions and management judgment, to determine the deductibility of certain items and to assess the need for a valuation allowance.

During periods in which we have deferred tax assets related to unrealized investment losses, we utilize tax planning strategies, including a buy-and-hold investment philosophy for securities experiencing unrealized losses and the sale of appreciated securities to ensure the deductibility of such losses in future periods.

At December 31, 2010, we held deferred tax assets totaling $302.6 million none of which related to unrealized losses on fixed maturity and equity securities. During the economic downturn, a significant portion of the deferred tax asset we held during 2009 related to unrealized investment losses on our fixed maturity and equity securities. With the increase in the fair value of our investment portfolio during 2010, none of the deferred tax assets above related to fixed maturity and equity securities. A significant decline in the value of assets incorporated into our tax planning strategies could lead to the establishment of a valuation allowance on deferred tax assets having an adverse effect on earnings

Given the number of variables involved, including the difficulty in developing a range of reasonably likely fair values of fixed maturity securities as discussed above, it is not practical to estimate a range of changes to the valuation allowance.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a - 15(f). Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

We engage Ernst & Young LLP as the independent registered public accounting firm to audit our financial statements and internal control over financial reporting and express their opinion thereon. A copy of Ernst & Young LLP's audit opinions follows this letter.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
FBL Financial Group, Inc.

We have audited FBL Financial Group, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Management of FBL Financial Group, Inc. (the Company) is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, FBL Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010 of FBL Financial Group, Inc. and our report dated February 18, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Des Moines, Iowa
February 18, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders
FBL Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of FBL Financial Group, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FBL Financial Group, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in response to new accounting standards, effective July 1, 2010, the Company changed its method of accounting with respect to certain investments with embedded credit derivatives and effective January 1, 2009, the Company changed its method of accounting for other-than-temporary impairments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FBL Financial Group, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Des Moines, Iowa
February 18, 2011

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2010	2009
Assets
Investments:
Fixed maturities - available for sale, at fair value (amortized cost: 2010 - $10,974,330; 2009 - $10,338,670)	$11,128,524	$9,864,601
Equity securities - available for sale, at fair value (cost: 2010 - $77,689; 2009 - $62,271)	78,656	60,154
Mortgage loans	1,254,437	1,293,936
Derivative instruments	40,729	44,023
Real estate	13,554	16,563
Policy loans	170,341	168,736
Other long-term investments	132	1,882
Short-term investments	383,369	203,142
Total investments	13,069,742	11,653,037

Cash and cash equivalents	4,794	11,690
Securities and indebtedness of related parties	57,832	46,518
Accrued investment income	135,384	131,655
Amounts receivable from affiliates	2,025	8,311
Reinsurance recoverable	122,326	126,918
Deferred policy acquisition costs	812,025	1,101,233
Deferred sales inducements	259,148	359,771
Value of insurance in force acquired	27,706	38,781
Current income taxes recoverable	17,914	16,955
Other assets	72,154	62,399
Assets held in separate accounts	753,050	702,073

Total assets	$15,334,100	$14,259,341

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

	December 31,
	2010	2009
Liabilities and stockholders' equity
Liabilities:
Future policy benefits:
Interest sensitive and index products	$10,645,927	$10,149,505
Traditional life insurance and accident and health products	1,362,410	1,318,834
Other policy claims and benefits	51,393	49,685
Supplementary contracts without life contingencies	506,167	502,553
Advance premiums and other deposits	188,577	178,764
Amounts payable to affiliates	573	759
Short-term debt payable to affiliates	100,000	—
Long-term debt payable to affiliates	—	100,000
Long-term debt payable to non-affiliates	271,168	271,084
Deferred income taxes	131,174	27,506
Other liabilities	177,247	87,301
Liabilities related to separate accounts	753,050	702,073
Total liabilities	14,187,686	13,388,064

Stockholders' equity:
FBL Financial Group, Inc. stockholders' equity
Preferred stock, without par value, at liquidation value - authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 29,749,068 shares in 2010 and 29,282,989 shares in 2009	118,165	109,877
Class B common stock, without par value - authorized 1,500,000 shares, issued and outstanding 1,192,990 shares	7,522	7,522
Accumulated other comprehensive income (loss)	39,895	(118,730)
Retained earnings	977,740	869,487
Total FBL Financial Group, Inc. stockholders' equity	1,146,322	871,156
Noncontrolling interest	92	121
Total stockholders' equity	1,146,414	871,277
Total liabilities and stockholders' equity	$15,334,100	$14,259,341

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Year ended December 31,
	2010	2009	2008
Revenues:
Interest sensitive and index product charges	$119,743	$158,873	$127,199
Traditional life insurance premiums	162,056	155,675	149,186
Net investment income	721,370	724,653	707,872
Derivative income (loss)	60,574	67,515	(208,793)
Net realized capital gains on sales of investments	52,327	47,051	1,910

Total other-than-temporary impairment losses	(71,469)	(105,439)	(158,219)
Non-credit portion in other comprehensive income/loss	49,732	37,523	—
Net impairment loss recognized in earnings	(21,737)	(67,916)	(158,219)

Other income	14,288	28,735	25,310
Total revenues	1,108,621	1,114,586	644,465

Benefits and expenses:
Interest sensitive and index product benefits	517,367	437,270	440,430
Change in value of index product embedded derivatives	19,342	148,917	(189,354)
Traditional life insurance benefits	137,180	129,550	140,139
Policyholder dividends	17,571	19,416	20,064
Underwriting, acquisition and insurance expenses	199,413	233,088	221,393
Interest expense	24,454	25,280	19,567
Other expenses	18,954	18,904	24,104
Total benefits and expenses	934,281	1,012,425	676,343
	174,340	102,161	(31,878)
Income taxes	(59,206)	(33,219)	13,662
Equity income (loss), net of related income taxes	5,441	750	(4)
Net income (loss)	120,575	69,692	(18,220)
Net loss attributable to noncontrolling interest	78	143	71
Net income (loss) attributable to FBL Financial Group, Inc.	$120,653	$69,835	$(18,149)

Earnings (loss) per common share	$3.96	$2.32	$(0.61)
Earnings (loss) per common share - assuming dilution	$3.92	$2.31	$(0.61)

Cash dividends per common share	$0.2500	$0.3125	$0.5000

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)

	FBL Financial Group, Inc. Stockholders' Equity
	Series B Preferred Stock	Class A and Class B Common Stock (a)	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interest	Total Stockholders' Equity
Balance at January 1, 2008	$3,000	$108,746	$(36,345)	$827,490	$91	$902,982
Change in measurement date of benefit plans	—	—	—	(770)	—	(770)
Comprehensive loss:
Net loss for 2008	—	—	—	(18,149)	(71)	(18,220)
Change in net unrealized investment gains/losses	—	—	(613,431)	—	—	(613,431)
Change in funded status of other postretirement benefit plans	—	—	18	—	—	18
Total comprehensive loss (b)						(631,633)
Adjustment resulting from capital transactions of equity investee	—	(43)	—	—	—	(43)
Stock-based compensation, including the issuance of 149,151 common shares under compensation plans	—	2,909	—	—	—	2,909
Dividends on preferred stock	—	—	—	(150)	—	(150)
Dividends on common stock	—	—	—	(14,910)	—	(14,910)
Receipts related to noncontrolling interest	—	—	—	—	76	76
Balance at December 31, 2008	3,000	111,612	(649,758)	793,511	96	258,461
Reclassification of non-credit impairment losses from prior periods	—	—	(15,641)	15,641	—	—
Comprehensive income:
Net income for 2009	—	—	—	69,835	(143)	69,692
Change in net unrealized investment gains/losses	—	—	564,817	—	—	564,817
Non-credit impairment losses	—	—	(18,158)	—	—	(18,158)
Change in funded status of the other postretirement benefit plans	—	—	10	—	—	10
Total comprehensive income (b)						616,361
Stock-based compensation, including the issuance of 307,100 common shares under compensation plans	—	5,787	—	—	—	5,787
Dividends on preferred stock	—	—	—	(150)	—	(150)
Dividends on common stock	—	—	—	(9,350)	—	(9,350)
Receipts related to noncontrolling interest	—	—	—	—	168	168
Balance at December 31, 2009	$3,000	$117,399	$(118,730)	$869,487	$121	$871,277

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
(Dollars in thousands)

	FBL Financial Group, Inc. Stockholders' Equity
	Series B Preferred Stock	Class A and Class B Common Stock (a)	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interest	Total Stockholders' Equity
Balance at December 31, 2009	$3,000	$117,399	$(118,730)	$869,487	$121	$871,277
Reclassification of embedded credit derivative loss	—	—	4,691	(4,691)	—	—
Comprehensive income:
Net income for 2010	—	—	—	120,653	(78)	120,575
Change in net unrealized investment gains/losses	—	—	177,196	—	—	177,196
Non-credit impairment losses	—	—	(23,566)	—	—	(23,566)
Change in funded status of the other postretirement benefit plans	—	—	304	—	—	304
Total comprehensive income (b)						274,509
Stock-based compensation, including the issuance of 466,079 common shares under compensation plans	—	8,288	—	—	—	8,288
Dividends on preferred stock	—	—	—	(150)	—	(150)
Dividends on common stock	—	—	—	(7,559)	—	(7,559)
Receipts related to noncontrolling interest	—	—	—	—	49	49
Balance at December 31, 2010	$3,000	$125,687	$39,895	$977,740	$92	$1,146,414

(a)
Adjustment resulting from capital transaction of an equity investee was allocated to Class B common stock in the amount of ($3) for 2008. All other activity for the periods shown relates to Class A Common Stock.

(b)	Comprehensive income (loss) attributable to FBL Financial Group, Inc. was $274,587 for 2010, $616,504 for 2009 and ($631,562) for 2008.

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended December 31,
	2010	2009	2008
Operating activities
Net income (loss)	$120,575	$69,692	$(18,220)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Interest credited/index credits to account balances, excluding deferred sales inducements	438,561	338,953	324,873
Charges for mortality, surrenders and administration	(113,147)	(153,670)	(119,819)
Increase in traditional life and accident and health benefit liabilities	43,576	38,537	44,438
Net realized (gains) losses on investments	(30,590)	20,865	153,416
Decrease (increase) in fair value of derivatives	(30,083)	90,286	(18,513)
Deferral of policy acquisition costs	(100,196)	(97,144)	(159,866)
Amortization of deferred policy acquisition costs, deferred sales inducements and value of insurance in force	145,416	191,729	198,679
Change in reinsurance recoverable	4,592	(21,827)	15,805
Provision for deferred income taxes	20,118	37,451	(2,576)
Gain on reinsurance recapture	—	(11,109)	—
Cash transferred for reinsurance recapture	—	(120,722)	—
Other	16,929	(23,987)	(14,142)
Net cash provided by operating activities	515,751	359,054	404,075

Investing activities
Sales, maturities or repayments:
Fixed maturities - available for sale	1,132,543	1,784,386	632,174
Equity securities - available for sale	717	89	15,474
Mortgage loans	76,838	73,027	60,397
Derivative instruments	117,186	95,276	32,231
Policy loans	38,912	39,281	37,611
Securities and indebtedness of related parties	1,622	25	629
Other long-term investments	1,725	—	—
Acquisitions:
Fixed maturities - available for sale	(1,681,148)	(1,666,709)	(1,675,422)
Equity securities - available for sale	(16,136)	(10,432)	(12,676)
Mortgage loans	(36,140)	(511)	(220,667)
Derivative instruments	(64,232)	(65,438)	(172,840)
Policy loans	(40,517)	(42,775)	(40,542)
Securities and indebtedness of related parties	(3,371)	(25,000)	—
Short-term investments, net change	(180,227)	59,317	(190,454)
Purchases (disposals) of property and equipment, net	(5,572)	(833)	9,070
Net cash provided by (used in) investing activities	(657,800)	239,703	(1,525,015)

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Year ended December 31,
	2010	2009	2008
Financing activities
Contract holder account deposits	$1,319,161	$1,287,148	$2,162,398
Contract holder account withdrawals	(1,181,528)	(1,845,340)	(1,187,442)
Proceeds from debt	—	—	133,400
Repayments of debt	—	(60,000)	(20,000)
Receipts related to noncontrolling interests, net	49	168	76
Excess tax deductions on stock-based compensation	936	310	133
Issuance of common stock	4,244	2,437	1,130
Dividends paid	(7,709)	(9,500)	(15,060)
Net cash provided by (used in) financing activities	135,153	(624,777)	1,074,635
Decrease in cash and cash equivalents	(6,896)	(26,020)	(46,305)
Cash and cash equivalents at beginning of year	11,690	37,710	84,015
Cash and cash equivalents at end of year	$4,794	$11,690	$37,710

Supplemental disclosures of cash flow information
Cash paid (received) during the year for:
Interest	$24,363	$25,265	$18,843
Income taxes	42,040	(1,572)	(4,244)
Non-cash operating activity:
Deferral of sales inducements	27,376	30,512	60,824
Invested assets transferred in reinsurance recapture	—	(93,161)	—
Deferred policy acquisition costs transferred in reinsurance recapture	—	(19,523)	—
Net reserves and other liabilities transferred in reinsurance recapture	—	244,515	—
Non-cash investing activity:
Foreclosure of mortgage loans to real estate	1,482	14,173	—

See accompanying notes.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) Significant Accounting Policies

Nature of Business

FBL Financial Group, Inc. (we or the Company) operates predominantly in the life insurance industry through its principal subsidiaries, Farm Bureau Life Insurance Company (Farm Bureau Life) and EquiTrust Life Insurance Company (EquiTrust Life) (collectively, the Life Companies). Farm Bureau Life markets individual life insurance policies and annuity contracts to Farm Bureau members and other individuals and businesses in the Midwestern and Western sections of the United States through an exclusive agency force. EquiTrust Life markets individual annuity and life products through independent agents and brokers throughout the United States. In addition to writing direct insurance business, EquiTrust Life has assumed closed blocks of annuity business through coinsurance agreements and sold variable products through alliances with other insurance companies. Several subsidiaries support various functional areas of the Life Companies and other affiliates, by providing investment advisory, marketing and distribution, and leasing services. In addition, we manage two Farm Bureau affiliated property-casualty companies.

Consolidation

Our consolidated financial statements include the financial statements of FBL Financial Group, Inc. and its direct and indirect subsidiaries. All significant intercompany transactions have been eliminated.

Accounting Changes

Effective December 31, 2010, we adopted guidance that requires new and expanded disclosures related to the credit quality of financing receivables and the allowance for credit losses. We are required to provide qualitative and quantitative disclosures on the allowance for credit losses, credit quality, impaired loans, modifications and nonaccrual and past due financing receivables. The disclosures are required to be presented on a disaggregated basis by portfolio segment and class of financing receivable. Disclosures required by the guidance that relate to the end of a reporting period are included in the "Investments" section below and in Note 2, "Investment Operations." Other than the expansion of disclosures, the adoption of this guidance did not have any impact on our consolidated financial statements.
Effective July 1, 2010, we adopted guidance issued by the Financial Accounting Standards Board (FASB), which clarifies the type of embedded credit derivative that is exempt from bifurcation. This guidance requires that the only form of embedded credit derivatives that qualify for the exemption are credit derivatives related to the subordination of one financial instrument to another. For securities no longer exempt under the new guidance, companies may continue to forgo bifurcating the embedded derivatives if they elect, on an instrument-by-instrument basis, and report the security at fair value with changes in fair value reported through the statement of operations. Upon adoption of this guidance, we elected the fair value option for a synthetic collateralized debt obligation security, reclassifying $4.7 million of unrealized loss, net of offsets, from accumulated other comprehensive income (loss) to retained earnings.

Effective January 1, 2010, we adopted guidance issued by the FASB that seeks to improve financial reporting by enterprises involved with variable interest entities (VIEs) by changing the accounting standards for consolidation. This guidance addresses (1) the effects on certain provisions of U.S. generally accepted accounting principles (GAAP) as a result of the elimination of the qualifying special-purpose entity concept, and (2) constituent concerns about the accounting and disclosures that do not always provide timely and useful information about an enterprise's involvement in a VIE. This guidance identifies the primary beneficiary of a VIE as the enterprise with the power to direct the VIE's operations and the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. This guidance requires an ongoing assessment of whether an enterprise is the primary beneficiary of the VIE. The adoption of this guidance did not have any impact on our consolidated financial statements.

Effective January 1, 2010, we adopted guidance issued by the FASB which requires expanded disclosures within Note 4, "Fair Values," of 1) transfers in and out of the Level 1 and 2 categories, 2) the level of disaggregation of assets and liabilities and 3) inputs and valuation techniques. Other than the expansion of disclosures, the adoption of this guidance did not have any impact on our consolidated financial statements.
Effective January 1, 2009, we adopted guidance that specifies criteria for determining whether impairments in debt securities are other than temporary and requires that the non-credit portion of an impairment be recorded in accumulated other comprehensive income (loss) rather than the statements of operations. The guidance also requires additional disclosures relating to other-than-temporary impairments and unrealized losses on investments in interim and annual financial statements. The impact of adoption increased net income by $18.2 million ($0.60 per basic and diluted common share) for the year ended December 31, 2009. In addition, the adoption resulted in a reclassification from retained earnings to accumulated other comprehensive income (loss) of $15.6 million for the non-credit portion of other-than-temporary impairments on securities held on January 1, 2009.

Future Adoption of Recent Accounting Pronouncements

Effective January 1, 2011, we will adopt guidance issued by the FASB which will require expanded disclosures within Note 4, "Fair Value," of the purchases, sales, issuances and settlements of Level 3 financial instruments. Other than the expansion of disclosures, the adoption of this guidance will not have any impact on our consolidated financial statements.
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

Effective January 1, 2011, we will adopt guidance issued by the FASB which modifies the goodwill impairment test. Testing for goodwill impairment is a two-step test. When a goodwill impairment test is performed, we must assess whether the carrying amount of our reporting unit exceeds its fair value (Step 1). If it does, we must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). This guidance modifies Step 1 of the goodwill impairment test for reporting units that have zero or negative carrying amounts. If the result of Step 1 does not indicate that a goodwill impairment exists, but our reporting units have zero or negative carrying values, this guidance requires us to perform Step 2 if it is more likely than not that a goodwill impairment exists. The adoption of this guidance is not expected to have any impact on our consolidated financial statements.

In September 2010, the FASB ratified the Emerging Issues Task Force's consensus related to accounting for costs associated with acquiring or renewing insurance contracts. The guidance defines allowable deferred acquisition costs as the incremental direct cost of contract acquisition and certain costs related directly to underwriting, policy issuance and processing. This guidance also allows for the deferral of advertising costs if 1) the primary purpose of the advertising is to elicit to customers who could be shown to have responded specifically to the advertising, and 2) the direct-response advertising results in probable future benefits. This guidance will be effective for fiscal years beginning after December 15, 2011, with early adoption permitted. Companies may choose to apply the new guidance either prospectively or retroactively. We plan to retrospectively adopt this guidance on January 1, 2012. This guidance is a significant change to current industry practice. We have not completed our evaluation of the new standard, however, adoption will likely result in a significant reduction to deferred policy acquisition costs and future related deferrals and amortization.

Investments

Fixed Maturities and Equity Securities

Fixed maturity securities, comprised of bonds, redeemable preferred stock and certain non-redeemable preferred stock, which may be sold, are designated as "available for sale." Available-for-sale securities are reported at fair value and unrealized gains and losses on these securities, with the exception of unrealized gains and losses relating to the synthetic collateralized debt obligation in 2010 (See Note 1, "Accounting Changes"), are included directly in stockholders' equity as a component of accumulated other comprehensive income (loss). Beginning July 1, 2010, unrealized gains and losses relating to the synthetic collateralized debt obligation are recorded as a component of derivative income (loss) in the consolidated statements of operations. The unrealized gains and losses are reduced by a provision for deferred income taxes and adjustments to deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and unearned revenue reserve that would have been required as a charge or credit to income had such amounts been realized.

Premiums and discounts are amortized/accrued using methods which result in a constant yield over the securities' expected lives. Amortization/accrual of premiums and discounts on mortgage and asset-backed securities incorporates prepayment assumptions to estimate the securities' expected lives.

Equity securities, comprised of mutual funds, common and non-redeemable preferred stocks are designated as "available for sale" and are reported at fair value. The change in unrealized gains and losses of equity securities is included directly in stockholders' equity, net of any related deferred income taxes, as a component of accumulated other comprehensive income (loss).

Mortgage Loans

Mortgage loans are reported at cost adjusted for amortization of premiums and accrual of discounts. If we determine that the value of any mortgage loan is impaired (i.e., when it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to its fair value, which may be based upon the present value of expected future cash flows from the loan, or the fair value of the underlying collateral. The carrying value of impaired loans is reduced by the establishment of a valuation allowance, changes to which are recognized as realized gains or losses on investments. Interest income on impaired loans is recorded on a cash basis. Once mortgage loans are classified as nonaccrual loans, the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan has been restructured to where the collection of interest is considered likely.

Derivative Instruments

Derivative instruments include interest rate swaps used to reduce our exposure to increases in market interest rates and call options used to fund index credits on index annuities. In addition, we have embedded derivatives associated with our index annuity business, certain modified coinsurance contracts and our collateralized debt obligation. All derivatives are measured at fair value in the consolidated balance sheets net of related collateral receivable or payable.

For derivatives not designated as a hedging instrument, the change in fair value is recognized in earnings in the period of the change. Prior to 2009, an interest rate swap on our line of credit was accounted for as a cash flow hedge. The effective portion of any unrealized gain or loss was recorded in accumulated other comprehensive income (loss) and any gain or loss on the interest rate swap settlements offset any increase or decrease in the interest paid on the line of credit. In 2009, we paid off the line of credit and the cash flow hedge became ineffective. Therefore, in 2009 and 2010 the ineffective portion of the unrealized gain or loss on the swap was recorded in earnings as a component of derivative income (loss).

See Note 3, "Derivative Instruments," for more information regarding our derivative instruments and embedded derivatives.

Real Estate

Real estate is reported at cost less allowances for depreciation, as applicable. The carrying value of these assets is subject to regular review. For properties not held for sale, if indicators of impairment are present and a property's expected undiscounted cash flows are not sufficient to recover the property's carrying value, an impairment loss is recognized and the property's cost basis is reduced to fair value. If the fair value, less estimated sales costs, of real estate held for sale decreases to an amount lower than its carrying value, the carrying value of the real estate is reduced by the establishment of a valuation allowance, changes to which are recognized as realized gains or losses on investments. There was one property held for investment with a valuation allowance as of December 31, 2010 of less than $0.1 million. There were no properties held for sale with a valuation allowance as of December 31, 2010, and one real estate property held for sale with a valuation allowance of less than $0.1 million at December 31, 2009.

Other Investments

Policy loans are reported at unpaid principal balance. Short-term investments, which include investments with remaining maturities of one year or less, but greater than three months at the time of acquisition, are reported at cost adjusted for amortization of premiums and accrual of discounts. Other long-term investments include our ownership interest in aircraft acquired in the troubled debt restructuring with a bond issuer that filed for bankruptcy. This investment is reported at cost, less accumulated depreciation. In 2009, other long-term investments also included an investment deposit which was reported at amortized cost.

Securities and indebtedness of related parties include investments in corporations and partnerships over which we may exercise significant influence and those investments for which we are required to use the equity method of accounting. These corporations and partnerships operate predominately in the investment company, insurance, broker/dealer and real estate industries. Such investments are accounted for using the equity method. In applying the equity method, we record our share of income or loss reported by the equity investees. For partnerships operating in the investment company industry, this income or loss includes changes in unrealized gains and losses in the partnerships' investment portfolios.

Accrued Investment Income

We discontinue the accrual of investment income on invested assets when it is determined that collection is uncertain.

Collateral Transactions

We participated in a securities lending program whereby certain fixed maturity securities from our investment portfolio were loaned to other institutions for a short period of time. Collateral for those securities was invested by the lending agent, in accordance with our guidelines, generating fee income that was recognized as net investment income over the period the securities were on loan. During the second quarter of 2008, we discontinued entering into any new securities lending agreements and we terminated the program during 2009.

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

Realized Gains and Losses on Investments

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

In order to determine the credit and non-credit impairment loss for a fixed maturity security, every quarter we estimate the future cash flows we expect to receive over the remaining life of the instrument. Significant assumptions regarding the present value of expected cash flows for each security are used when an other-than-temporary impairment occurs and there is a non-credit portion of the unrealized loss that will not be recognized in earnings. Our assumptions for residential mortgage-backed securities, commercial mortgage-backed securities, other asset-backed securities and collateralized debt obligations include collateral pledged, scheduled principal and interest payments, prepayments, default levels, severity assumptions, delinquency rates and the level of nonperforming assets for the remainder of the investments' expected term. We use a single best estimate of cash flows approach and use the effective yield prior to the date of impairment to calculate the present value of cash flows. Our assumptions for corporate and other fixed maturity securities include anticipated principal and interest payments and an estimated recovery value, generally based on a percentage return of the current market value.

After an other-than-temporary write down of all equity securities and any fixed maturity securities with a credit-only impairment, the cost basis is not adjusted for subsequent recoveries in fair value. For fixed maturity securities for which we can reasonably estimate future cash flows after a write down, the discount or reduced premium recorded, based on the new cost basis, is amortized over the remaining life of the security. Amortization in this instance is computed using the prospective method and the current estimate of the amount and timing of future cash flows.

Fair Values

Fair values of fixed maturity securities are based on quoted market prices in active markets when available. Fair values of fixed maturity securities that are not actively traded are estimated using valuation models that vary by asset class. See Note 4, "Fair Value" for more information on assumptions and the amount of securities priced using the valuation models. Fair values for all securities are reviewed for reasonableness by considering overall market conditions and values for similar securities.

Fair values of redeemable preferred stocks, equity securities, call options and interest rate swaps are based on the latest quoted market prices, or for those stocks not readily marketable, generally at values which are representative of the fair values of comparable issues. In addition, fair values for all derivative instruments include a credit risk adjustment for the liable party.

Cash and Cash Equivalents

For purposes of our consolidated statements of cash flows, we consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash collateral received for derivative positions is invested in cash equivalents and the related liability is netted with derivative instruments in the consolidated balance sheets.

Reinsurance Recoverable

We use reinsurance to manage certain risks associated with our insurance operations. These reinsurance arrangements provide for greater diversification of business, allow management to control exposure to potential risks arising from large claims and provide additional capacity for growth. For business ceded to other companies, reinsurance recoverable includes the reinsurers' share of policyholder liabilities, claims and expenses, net of amounts due the reinsurers for premiums. For business assumed from other companies, reinsurance recoverable includes premium receivable, net of our share of benefits and expenses we owe to the ceding company.

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

Deferred Policy Acquisition Costs, Deferred Sales Inducements and Value of Insurance In Force Acquired

Deferred policy acquisition costs include certain costs of acquiring new insurance business, including commissions and other expenses related to the production of new business, to the extent recoverable from future policy revenues and gross profits. Deferred sales inducements include premium bonuses and bonus interest credited to contracts during the first contract year only. The value of insurance in force acquired represents the cost assigned to insurance contracts when an insurance company is acquired. The initial value is determined by an actuarial study using expected future gross profits as a measurement of the net present value of the insurance acquired. Interest accrued on the unamortized balance at a weighted average rate of 4.69% in 2010, 4.85% in 2009 and 4.89% in 2008.

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

Late in the fourth quarter of 2008 and the beginning of 2009, we experienced an unanticipated increase in surrender and withdrawal rates on annuities sold through our independent distribution channel, primarily due to the impact of low U.S. Treasury yields on the market value adjustment feature for our direct fixed annuity products, which provided an environment where contract holders could receive an increase in the amount paid upon surrender. This unanticipated activity required us to update the assumptions in our amortization models, which decreased deferred policy acquisition costs $17.0 million and deferred sales inducements $12.6 million in 2008. After taxes, this increased the 2008 net loss $19.2 million ($0.64 per basic and diluted common share).

Other Assets

Other assets include property and equipment, primarily comprised of capitalized software costs, furniture and equipment, which are reported at cost less allowances for depreciation and amortization. Depreciation and amortization expense is primarily computed using the straight-line method over the estimated useful lives of the assets, which range from two to twenty years. Property and equipment had a carrying value of $18.6 million at December 31, 2010 and $17.3 million at December 31, 2009, and accumulated depreciation and amortization of $62.9 million at December 31, 2010 and 2009. Depreciation and amortization expense for furniture and equipment was $4.3 million in 2010, $6.6 million in 2009 and $15.6 million in 2008.

In December 2008, we sold furniture, office equipment, computer equipment and vehicles to two leasing companies. These assets were subsequently leased by Farm Bureau Property & Casualty Insurance Company (Farm Bureau Property & Casualty), an affiliate, under an operating lease. We have entered into an expense allocation agreement with Farm Bureau Property & Casualty permitting the continued use of certain assets in our operations. We recognized a loss of $0.3 million on the sale of these assets. See Note 10, "Management and Other Agreements," for amounts paid to Farm Bureau Property & Casualty under the expense allocation agreement.

Other assets at December 31, 2010 and 2009, also includes goodwill of $9.9 million related to the excess of the amounts paid to acquire companies over the fair value of the net assets acquired and $1.2 million of identifiable intangible assets relating to insurance licenses obtained with the acquisition of EquiTrust Life. Goodwill and identifiable intangible assets with indefinite lives are not amortized but are subject to annual impairment testing. We test our goodwill balances by comparing the fair value of our reporting units to the carrying value of the goodwill. In the event that we were to dispose one of our reporting units, a discounted cash flow approach would be used to estimate the fair value of that reporting unit; therefore we believe this approach better approximates the fair value of our goodwill than a market capitalization approach. A number of significant assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including future premiums, product lapses, investment yields and discount rate. Underlying assumptions are based on historical experience and our best estimates given information available at the time of testing. We have performed impairment testing using cash flow and other analyses and determined none of our goodwill or other identifiable intangible assets were impaired as of December 31, 2010 or 2009.

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

For our direct business, interest crediting rates for interest sensitive products ranged from 1.55% to 6.00% in 2010 and 2009, and from 3.00% to 6.00% in 2008. For interest sensitive products assumed through coinsurance agreements, interest crediting rates ranged from 3.00% to 4.75% in 2010 and from 3.10% to 5.10% in 2009 and 2008. A portion of the interest credited on our direct business ($0.5 million in 2010, $4.4 million in 2009 and $7.1 million in 2008) represents an additional interest credit on first-year premiums, payable at policy issue or until the first contract anniversary date (first-year bonus interest). These amounts are included as deferred sales inducements.

The liability for future policy benefits for direct participating traditional life insurance is based on net level premium reserves, including assumptions as to interest, mortality and other factors underlying the guaranteed policy cash values. Reserve interest assumptions are level and range from 2.00% to 6.00%. The average rate of assumed investment yields used in estimating gross margins was 6.20% in 2010, 6.18% in 2009 and 6.27% in 2008. The liability for future policy benefits for non-participating traditional life insurance is computed using a net level method, including assumptions as to mortality, persistency and interest and includes provisions for possible unfavorable deviations.

The liabilities for future policy benefits for accident and health insurance are computed using a net level (or an equivalent) method, including assumptions as to morbidity, mortality and interest and include provisions for possible unfavorable deviations. Policy benefit claims are charged to expense in the period that the claims are incurred.

During 2009, we refined certain reserve calculations resulting in a net after-tax increase to net income of $7.2 million ($0.24 per basic and diluted common share). In 2010, additional refinements were made to the calculation of reserves for certain traditional life contracts. These refinements, along with associated adjustments to deferred policy acquisition costs and taxes, resulted in an increase to net income of $3.0 million ($0.10 per basic and diluted common share).

Other Policy Claims and Benefits

We have unearned revenue reserves that reflect the unamortized balance of charges assessed to interest sensitive contract holders to compensate us for services to be performed over future periods (policy initiation fees). These charges have been deferred and are being recognized in income over the period benefited using the same assumptions and factors used to amortize deferred policy acquisition costs.

We have accrued dividends for participating business that are established for anticipated amounts earned to date that have not been paid. The declaration of future dividends for participating business is at the discretion of the Board of Directors of Farm Bureau Life. Participating business accounted for 38% of direct receipts from policyholders during 2010 (2009 - 40% and 2008 - 41%) and represented 12% of life insurance in force at December 31, 2010 and 2009 and 13% in 2008.

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

Recognition of Premium Revenues and Costs

Revenues for interest sensitive, index and variable products consist of policy charges for the cost of insurance, asset charges, administration charges, amortization of policy initiation fees and surrender charges assessed against policyholder account balances. In addition, market value adjustments on amounts paid to contract holders upon surrender of a contract are recorded as a component of revenues. The timing of revenue recognition as it relates to these charges and fees is determined based on the nature of such charges and fees. Policy charges for the cost of insurance, asset charges and policy administration charges are assessed on a daily or monthly basis and are recognized as revenue when assessed and earned. Certain policy initiation fees that represent compensation for services to be provided in the future are reported as unearned revenue and recognized in income over the periods benefited. Surrender charges and the impact of market value adjustments are determined based upon contractual terms and are recognized upon surrender of a contract. Policy benefits and claims charged to expense include interest or index amounts credited to policyholder account balances (excluding sales inducements) and benefit claims incurred in excess of policyholder account balances during the period. Changes in the reserves for the embedded derivatives in the index annuities and amortization of deferred policy acquisition costs and deferred sales inducements are recognized as expenses over the life of the policy.

Traditional life insurance premiums are recognized as revenues over the premium-paying period. Future policy benefits and policy acquisition costs are recognized as expenses over the life of the policy by means of the provision for future policy benefits and amortization of deferred policy acquisition costs and deferred sales inducements.

All insurance-related revenues, benefits and expenses are reported net of reinsurance ceded. The cost of reinsurance ceded is recognized over the contract periods of the reinsurance agreements. Policies and contracts assumed are accounted for in a manner similar to that followed for direct business.

Underwriting, Acquisition and Insurance Expenses

	Year ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	$13,945	$14,080	$13,613
Amortization of deferred policy acquisition costs	107,947	137,027	128,114
Amortization of value of insurance in force acquired	1,720	2,634	2,705
Other underwriting, acquisition and insurance expenses, net of deferrals	75,801	79,347	76,961
Total	$199,413	$233,088	$221,393

See the "Deferred Policy Acquisition Costs, Deferred Sales Inducements and Value of Insurance In Force Acquired" section above regarding the impact of an unlocking adjustment on amortization of deferred policy acquisition costs in 2008.

Other Income and Other Expenses

Other income and other expenses primarily consist of revenue and expenses generated by our various non-insurance subsidiaries for investment advisory, marketing and distribution, and leasing services. They also include revenues and expenses generated by our parent company for management services. Certain of these activities are performed on behalf of our affiliates. Lease income from leases with affiliates totaled $2.0 million in 2010, $3.6 million in 2009 and $11.1 million in 2008. During 2009 and 2010, our leasing activities were reduced, resulting in decreases to other income and other expenses. Investment advisory fee income from affiliates totaled $1.2 million in 2010, $1.1 million in 2009 and $1.4 million in 2008. In addition, certain revenues generated by our insurance subsidiaries are classified as other income. Revenues of the insurance subsidiaries included as other income totaled $2.0 million in 2010, $13.6 million in 2009 and $2.8 million in 2008. Revenues from insurance subsidiaries for 2009 include an $11.1 million pre-tax gain from an agreement with EMC National Life Company (EMCNL), under which EMCNL recaptured a block of annuity and life insurance policies. See Note 5, "Reinsurance and Policy Provisions," for details regarding this transaction.

Retirement and Compensation Plans

We participate with several affiliates and an unaffiliated organization in various multiemployer defined benefit plans. We employ a long-term investment strategy of maintaining diversified plan assets in equity securities and a group annuity contract. The expected return on plan assets is set at the long-term rate expected to be earned based on the long term investment strategy of the plans for assets at the end of the reporting period.

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

Comprehensive Income (Loss)

Unrealized gains and losses on our available-for-sale securities and certain interest rate swaps are included in accumulated other comprehensive income (loss) in stockholders' equity. Comprehensive income (loss) excludes net investment gains and losses included in net income (loss) which represent transfers from unrealized to realized gains and losses, which totaled $13.6 million in 2010, ($19.9) million in 2009 and ($75.3) million in 2008. These amounts, which have been measured through the date of sale, are net of income taxes and adjustments to deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and unearned revenue reserve totaling ($18.8) million in 2010, $3.8 million in 2009 and $73.3 million in 2008. Comprehensive income (loss) also includes changes in the underfunded status of our single employer health and medical postretirement benefit plans totaling $0.3 million in 2010, and less than $0.1 million 2009 and 2008.

Dividend Restriction

We have agreed that we will not pay dividends on the Class A or Class B Common Stock, nor on the Series B Preferred Stock, if we are in default of the Subordinated Deferrable Interest Note Agreement Dated May 30, 1997 with FBL Financial Group Capital Trust. We are compliant with all terms of this agreement at December 31, 2010. See Note 7, "Credit Arrangements," for additional information regarding these agreements.

Reclassifications

Certain amounts in the 2009 and 2008 consolidated financial statements have been reclassified to conform to the current financial statement presentation.

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

2) Investment Operations

Fixed Maturity and Equity Securities

Available-For-Sale Fixed Maturity and Equity Securities by Investment Category

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
	(Dollars in thousands)
Fixed maturities:
Corporate (2)	$5,216,022	$347,490	$(94,313)	$5,469,199
Residential mortgage-backed	1,961,458	57,313	(49,533)	1,969,238
Commercial mortgage-backed	786,316	52,270	(22,700)	815,886
Other asset-backed	535,844	5,178	(60,553)	480,469
Collateralized debt obligation	2,745	—	—	2,745
United States Government and agencies	127,251	7,059	(225)	134,085
State, municipal and other governments	2,344,694	23,009	(110,801)	2,256,902
Total fixed maturities	$10,974,330	$492,319	$(338,125)	$11,128,524

Equity securities:
Non-redeemable preferred stocks	$40,649	$2,403	$(2,031)	$41,021
Common stocks	37,040	595	—	37,635
Total equity securities	$77,689	$2,998	$(2,031)	$78,656

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
	(Dollars in thousands)
Fixed maturities:
Corporate (2)	$5,125,925	$195,581	$(226,923)	$5,094,583
Residential mortgage-backed	1,993,086	22,365	(142,041)	1,873,410
Commercial mortgage-backed	785,729	20,327	(85,933)	720,123
Other asset-backed	230,755	351	(98,233)	132,873
Collateralized debt obligations	27,541	—	(14,649)	12,892
United States Government and agencies	137,390	4,620	(2,543)	139,467
State, municipal and other governments	2,038,244	8,509	(155,500)	1,891,253
Total fixed maturities	$10,338,670	$251,753	$(725,822)	$9,864,601

Equity securities:
Non-redeemable preferred stocks	$40,649	$2,436	$(4,648)	$38,437
Common stocks	21,622	109	(14)	21,717
Total equity securities	$62,271	$2,545	$(4,662)	$60,154

(1)
Gross unrealized losses include non-credit losses on other-than-temporarily impaired corporate securities totaling $20.5 million at December 31, 2010 and $0.3 million at December 31, 2009, other asset-backed securities totaling $33.4 million at December 31, 2010 and $32.4 million at December 31, 2009, and residential mortgage-backed securities totaling $12.4 million at December 31, 2010 and $7.4 million at December 31, 2009.

(2)
Corporate securities include certain hybrid preferred securities with a carrying value of $239.8 million at December 31, 2010 and $208.9 million at December 31, 2009. Corporate securities also include redeemable preferred stock with a carrying value of $5.2 million at December 31, 2010 and $4.7 million at December 31, 2009.

Short-term investments have been excluded from the above schedules as amortized cost approximates fair value for these securities.

Available-For-Sale Fixed Maturity Securities by Maturity Date

	December 31, 2010
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due in one year or less	$136,538	$139,015
Due after one year through five years	1,351,940	1,426,038
Due after five years through ten years	2,277,560	2,448,211
Due after ten years	3,924,674	3,849,667
	7,690,712	7,862,931
Mortgage-backed and other asset-backed	3,283,618	3,265,593
Total fixed maturities	$10,974,330	$11,128,524

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Fixed maturity securities not due at a single maturity date have been included in the above table in the year of final contractual maturity.

Net Unrealized Gains (Losses) on Investments in Accumulated Other Comprehensive Income (Loss)

	December 31, 2010	December 31, 2009
	(Dollars in thousands)
Unrealized appreciation (depreciation) on:
Fixed maturities - available for sale	$154,194	$(474,069)
Equity securities - available for sale	967	(2,117)
Interest rate swaps	(121)	(362)
	155,040	(476,548)
Adjustments for assumed changes in amortization pattern of:
Deferred policy acquisition costs	(90,704)	196,077
Deferred sales inducements	1,297	95,942
Value of insurance in force acquired	(5,697)	3,657
Unearned revenue reserve	1,283	(1,492)
Provision for deferred income taxes	(21,414)	63,837
	39,805	(118,527)
Proportionate share of net unrealized investment losses of equity investees	(14)	(3)
Net unrealized investment gains (losses)	$39,791	$(118,530)

Change in Unrealized Appreciation/Depreciation of Investments - Recorded in Accumulated Other Comprehensive Income (Loss)

	Year ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Fixed maturities - available for sale	$628,263	$1,093,192	$(1,399,247)
Equity securities - available for sale	3,084	4,978	(8,318)
Interest rate swaps	241	2,887	(2,659)
Change in unrealized appreciation/depreciation of investments	$631,588	$1,101,057	$(1,410,224)

The changes in net unrealized investment gains and losses are recorded net of deferred income taxes and other adjustments for assumed changes in the amortization pattern of deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and unearned revenue reserve totaling $473.3 million in 2010, ($542.4) million in 2009 and $796.8 million in 2008. Subsequent changes in fair value of securities for which a previous non-credit other-than-temporary impairment loss was recognized in accumulated other comprehensive income (loss) are reported along with changes in fair value for which no other-than-temporary impairment losses were previously recognized.

Fixed Maturities and Equity Securities with Unrealized Losses by Length of Time

	December 31, 2010
	Less than one year		One year or more		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Fixed maturities:
Corporate	$404,154	$(15,847)	$607,032	$(78,466)	$1,011,186	$(94,313)
Residential mortgage-backed	70,706	(793)	395,140	(48,740)	465,846	(49,533)
Commercial mortgage-backed	17,923	(54)	159,518	(22,646)	177,441	(22,700)
Other asset-backed	90,806	(529)	100,358	(60,024)	191,164	(60,553)
United States Government and agencies	40,787	(225)	—	—	40,787	(225)
State, municipal and other governments	821,236	(25,689)	493,330	(85,112)	1,314,566	(110,801)
Total fixed maturities	$1,445,612	$(43,137)	$1,755,378	$(294,988)	$3,200,990	$(338,125)

Equities:
Non-redeemable preferred stocks	$—	$—	$17,969	$(2,031)	$17,969	$(2,031)
Total equities	$—	$—	$17,969	$(2,031)	$17,969	$(2,031)

	December 31, 2009
	Less than one year		One year or more		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Fixed maturities:
Corporate	$314,304	$(13,717)	$1,581,834	$(213,206)	$1,896,138	$(226,923)
Residential mortgage-backed	53,341	(1,807)	1,025,010	(140,234)	1,078,351	(142,041)
Commercial mortgage-backed	8,110	(521)	242,414	(85,412)	250,524	(85,933)
Other asset-backed	18,386	(11,891)	104,784	(86,342)	123,170	(98,233)
Collateralized debt obligation	—	—	3,351	(14,649)	3,351	(14,649)
Unites States Government and agencies	63,528	(2,392)	14,684	(151)	78,212	(2,543)
State, municipal and other governments	762,644	(21,139)	777,542	(134,361)	1,540,186	(155,500)
Total fixed maturities	$1,220,313	$(51,467)	$3,749,619	$(674,355)	$4,969,932	$(725,822)

Equities:
Non-redeemable preferred stocks	$—	$—	$20,353	$(4,648)	$20,353	$(4,648)
Common stocks	—	—	385	(14)	385	(14)
Total equity securities	$—	$—	$20,738	$(4,662)	$20,738	$(4,662)

Included in fixed maturities in the above table are 625 securities from 478 issuers at December 31, 2010 and 953 securities from 651 issuers at December 31, 2009. The unrealized losses in fixed maturities are due to wider spreads between the risk-free and corporate and other bond yields relative to the spreads when the securities were purchased. Because we do not intend to sell or believe we will be required to sell these fixed maturity investments before their anticipated recovery of amortized cost, we do not consider these investments to be other-than-temporarily impaired at December 31, 2010. The following summarizes the more significant unrealized losses of fixed maturity investments by investment category as of December 31, 2010.

Corporate securities: The unrealized losses on corporate securities represent 27.9% of our total unrealized losses. The largest losses remain in the finance sector ($496.9 million carrying value and $54.8 million unrealized loss). The largest unrealized losses in the finance sector were in the banking ($277.4 million carrying value and $37.1 million unrealized loss) and the life insurance ($77.6 million carrying value and $6.7 million unrealized loss) sub-sectors. The unrealized losses across the finance sector are primarily attributable to a general widening in spread levels relative to the spreads at which we acquired the securities. Finance sector spreads have narrowed but remain historically wide in comparison to the narrowing experienced in the remaining sectors, contributing to the proportionately larger amount of unrealized losses for this sector.

The other corporate sector containing our largest unrealized loss is capital goods ($45.1 million carrying value and $10.3 million unrealized loss). The unrealized loss in this sector is generally due to spread widening among several issuers that continue to experience a challenging operating environment.

Residential mortgage-backed securities: The unrealized losses on residential mortgage-backed securities represent 14.6% of our total unrealized losses, and were caused primarily by continued uncertainty regarding mortgage defaults on Alt-A loans. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on mortgages and other assets backing the securities.

Commercial mortgage-backed securities: The unrealized losses on commercial mortgage-backed securities represent 6.7% of our total unrealized losses, and were caused primarily by spread widening and industry concerns regarding the potential for future commercial mortgage defaults. There were also concerns regarding current and future downgrades by the three major rating agencies for tranches below the super senior AAA level. The contractual cash flows of these investments are based on mortgages backing the securities.

Other asset-backed securities: The unrealized losses on other asset-backed securities represent 17.9% of our total unrealized losses, and were caused primarily by concerns regarding defaults on subprime mortgages and home equity loans. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on mortgages and other assets backing the securities.

State, municipal and other governments: The unrealized losses on state, municipal and other governments represent 32.8% of our total unrealized losses, and were primarily caused by general spread widening, the lack of printed underlying ratings on insured bonds and the market's uncertainty around the recent recession's impact on municipalities' income. The decline in fair value is primarily attributable to increased spreads and market concerns regarding the sector, in general, rather than the financial strength of specific issuers.

Equity securities: We had $2.0 million of gross unrealized losses on investment grade non-redeemable perpetual preferred securities within the financial sector December 31, 2010. These securities provide periodic cash flows, contain call features and are similarly rated and priced like other long-term callable bonds and are evaluated for other-than-temporary impairment similar to fixed maturity securities. The decline in fair value is primarily attributable to market concerns regarding the sector.
With respect to common stock holdings, the Company considers in its other-than-temporary impairment analysis its intent and ability to hold a particular equity security for a period of time sufficient to allow for the recovery of its value to an amount equal to or greater than cost. Based upon this evaluation, it was determined that the Company has the ability and intent to hold these investments until a recovery of fair value.

Excluding mortgage and asset-backed securities, no securities from the same issuer had an aggregate unrealized loss in excess of $6.9 million at December 31, 2010. The $6.9 million unrealized loss is from military housing bonds. With respect to mortgage and asset-backed securities not backed by the United States Government, no securities from the same issuer had an aggregate unrealized loss in excess of $20.7 million at December 31, 2010. The $20.7 million unrealized loss from one issuer relates to six different securities that are backed by different pools of Alt-A residential mortgage loans. Two of the six securities are rated investment grade and the largest unrealized loss totaled $7.0 million.

Mortgage Loans

Our mortgage loan portfolio consists principally of commercial mortgage loans that we have originated. Our lending policies require that the loans be collateralized by the value of the related property, establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. We ensure an initial loan to value ratio that provides sufficient excess collateral to absorb losses should we be required to foreclose and take possession of the collateral. In order to identify impairment losses timely, management maintains and reviews a watch list of mortgage loans that have heightened risk. These loans may include those with: borrowers delinquent on contractual payments, borrowers experiencing financial difficulty, increases in rental real estate vacancies and significant declines in collateral value. We evaluate each of our mortgage loans individually and establish an allowance as needed for possible losses against our mortgage loan portfolio. An allowance is needed for loans in which we do not believe we will collect all amounts due according to the contractual terms of the respective loan agreements.

Any loan delinquent on contractual payments are considered non-performing. Non-performing loans were $16.8 million at December 31, 2010 and $1.5 million at December 31, 2009. One non-performing loan with a carrying value of $14.9 million was less than 90 days past due at December 31, 2010. There was one non-performing loan over 90 days past due on contractual payments with a carrying value of $1.9 million at December 31, 2010 and one with a carrying value of $1.5 million at December 31, 2009. We discontinued the accrual of interest on both of these 90 day past due loans.

Mortgage Loans by Collateral Type

	December 31, 2010		December 31, 2009
Collateral Type	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
Retail	$441,181	35.2%	$449,159	34.7%
Office	395,648	31.5	410,723	31.7
Industrial	384,481	30.6	402,239	31.1
Other	33,127	2.7	31,815	2.5
Total	$1,254,437	100.0%	$1,293,936	100.0%

Mortgage Loans by Geographic Location within the United States

	December 31, 2010		December 31, 2009
Region of the United States	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
South Atlantic	$344,580	27.5%	$331,441	25.6%
Pacific	238,516	19.0	243,966	18.9
East North Central	235,179	18.7	247,298	19.1
West North Central	156,797	12.5	165,468	12.8
Mountain	103,290	8.2	117,267	9.1
West South Central	61,064	4.9	65,297	5.0
Other	115,011	9.2	123,199	9.5
Total	$1,254,437	100.0%	$1,293,936	100.0%

Mortgage Loans by Loan-to-Value Ratio (1)

	December 31, 2010		December 31, 2009
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
0% - 50%	$383,513	30.6%	$378,082	29.2%
50% - 60%	316,625	25.2	303,357	23.5
60% - 70%	422,042	33.6	453,170	35.0
70% - 80%	117,573	9.4	130,258	10.1
80% - 90%	14,684	1.2	23,835	1.8
90% - 100%	—	—	5,234	0.4
Total	$1,254,437	100.0%	$1,293,936	100.0%

(1)
Loan-to-Value Ratio using most recent appraised value. Appraisals are updated periodically including when there is indication of a possible significant collateral decline or loan modification requests.

Mortgage Loans by Year of Origination

	December 31, 2010		December 31, 2009
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
2010	$39,843	3.2%	$—	—%
2008	197,106	15.7	201,714	15.6
2007	271,506	21.6	284,327	22.0
2006	179,978	14.4	188,007	14.5
2005 and prior	566,004	45.1	619,888	47.9
Total	$1,254,437	100.0%	$1,293,936	100.0%

Impaired Mortgage Loans
	Year ended December 31,
	2010	2009
	(Dollars in thousands)
Recorded investment	$6,301	$3,613
Unpaid principal balance	8,060	4,338
Related allowance	1,759	725

Allowance on Mortgage Loans
	Year ended December 31,
	2010	2009
	(Dollars in thousands)
Balance at beginning of period	$725	$—
Allowances established	1,359	1,190
Charge offs	(325)	(465)
Balance at end of period	$1,759	$725

During 2010, we foreclosed on one mortgage loan with a book value totaling $1.5 million and took possession of the real estate with an appraised value totaling $1.7 million. In 2009, we foreclosed on three mortgage loans with a book value totaling $14.0 million and took possession of the real estate with an appraised value totaling $16.8 million.

Components of Net Investment Income

	Year ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Fixed maturities - available for sale	$634,334	$633,703	$615,400
Equity securities - available for sale	4,039	3,822	3,115
Mortgage loans	78,333	81,284	78,588
Real estate	641	443	—
Policy loans	9,849	10,859	10,931
Short-term investments, cash and cash equivalents	56	271	3,513
Prepayment fee income and other	2,494	2,243	3,895
Interest paid on collateral held	(98)	(25)	(426)
	729,648	732,600	715,016
Less investment expenses	(8,278)	(7,947)	(7,144)
Net investment income	$721,370	$724,653	$707,872

Realized Gains (Losses) - Recorded in Income

	Year ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Realized gains (losses) on sales of investments
Fixed maturities - available for sale:
Gross gains	$54,274	$60,593	$3,256
Gross losses	(1,814)	(17,775)	(5,310)
Equity securities - available for sale	(1)	85	4,128
Mortgage loans	(29)	—	—
Real estate	(208)	—	—
Collateral held for securities lending and other transactions	—	—	(164)
Derivative instruments	—	4,104	—
Short-term investments, cash and cash equivalents	84	—	—
Securities and indebtedness of related parties	21	44	—
Net impairment loss recognized in earnings	(21,737)	(67,916)	(158,219)
Realized gains (losses) on investments recorded in income	$30,590	$(20,865)	$(156,309)

Proceeds from sales of fixed maturity securities-available for sale were $689.0 million in 2010, $1,321.9 million in 2009 and $105.9 million in 2008.

Realized losses on sales in 2010 and 2009 were on securities that we did not intend to sell at the prior balance sheet date or on securities that were impaired in a prior period, but decreased in value during the year. Realized losses on sales in 2008 were on securities that we had the intent and ability to hold until recovery at the prior balance sheet date, but had experienced a significant deterioration of financial results during 2008 resulting in bankruptcy.

Credit Loss Component of Other-Than-Temporary Impairments on Fixed Maturity Securities

	Year-ended December 31,
	2010	2009
	(Dollars in thousands)
Balance at beginning of period	$(98,545)	$(106,421)
Increases for which an impairment was not previously recognized	(14,898)	(55,457)
Increases to previously impaired investments	(5,195)	(11,087)
Reductions due to investments sold	62,490	74,420
Balance at end of period	$(56,148)	$(98,545)

Variable Interest Entities

As discussed in Note 1, on January 1, 2010, we adopted authoritative guidance that changed the method of determining when we would be considered the primary beneficiary of a variable interest entity (VIE) and thus required to consolidate the entity. Prior to January 1, 2010, the primary beneficiary was the enterprise who absorbed the majority of the entity's expected losses, received a majority of the expected residual returns or both. The new guidance identifies the primary beneficiary of a VIE as the enterprise with the power to direct the activities of a VIE that most significantly impacts the entity's economic performance and who has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. When evaluating our VIE investments, we consider our contractual rights or obligations to the entity, and our ability to direct its operations. We were not the primary beneficiary under either current or prior guidance during 2010, 2009 or 2008. Our investment in VIEs and exposure to loss is summarized below:

	December 31, 2010		December 31, 2009
	Carrying Value	Maximum Exposure to Loss	Carrying Value	Maximum Exposure to Loss
	(Dollars in thousands)
Commercial real estate project	$2,000	$2,000	$2,000	$2,000
Real estate limited partnerships	16,900	16,900	14,505	14,505
Total	$18,900	$18,900	$16,505	$16,505

The real estate limited partnerships had revenues totaling $5.4 million for 2010, $4.0 million for 2009 and $3.7 million for 2008. The commercial real estate project has assets totaling less than $47.0 million at December 31, 2010, less than $41.0 million at December 31, 2009 and less than $42.0 million at December 31, 2008. Our investment in this real estate project was made during 2007. We make commitments to fund partnership investments in the normal course of business. Excluding these commitments, we did not provide financial or other support to investees designated as VIE's during the years ended December 31, 2010, 2009 or 2008.

Other

We have a common stock investment in American Equity Investment Life Holding Company (AEL), valued at $0.6 million at December 31, 2010 and $0.4 million at December 31, 2009. American Equity underwrites and markets life insurance and annuity products throughout the United States. We sold a portion of our investment in AEL and realized gains totaling $4.1 million in 2008. We also coinsure a closed block of annuity business from a subsidiary of AEL.

At December 31, 2010, affidavits of deposits covering investments with a carrying value totaling $12,277.1 million were on deposit with state agencies to meet regulatory requirements. Fixed maturity securities with a carrying value of $525.8 million were on deposit with the Federal Home Loan Bank as collateral for funding agreements. Also, fixed maturity securities with a carrying value of $2.6 million were on deposit as collateral for an operating lease on software.

At December 31, 2010, we had committed to provide additional funding for mortgage loans on real estate totaling $6.9 million. These commitments arose in the normal course of business at terms that are comparable to similar investments.

At December 31, 2010, we had committed to provide additional funds for investments in limited partnerships. The amounts of these unfunded commitments totaled $26.7 million.

The carrying value of investments which have been non-income producing for the twelve months preceding December 31, 2010 include fixed maturity, real estate and equity securities totaling $3.3 million.

No investment in any entity or its affiliates (other than bonds issued by agencies of the United States Government) exceeded 10.0% of stockholders' equity at December 31, 2010.

3) Derivative Instruments

We have entered into interest rate swaps to manage interest rate risk associated with a portion of our flexible premium deferred annuity contracts. Under the interest rate swaps, we pay a fixed rate of interest and receive a floating rate of interest on a notional amount which totaled $50.0 million at December 31, 2010 and $100.0 million at December 31, 2009. These interest rate swaps effectively fix the interest crediting rate on a portion of our flexible premium deferred annuity contract liabilities, thereby hedging our exposure to increases in market interest rates, but are not accounted for as effective hedges as the only permitted benchmarks for cash flow hedges are the risk-free rate and rates based on the LIBOR swap curve. The interest rate settlements decreased derivative income $2.6 million in 2010, $4.8 million in 2009 and $2.5 million in 2008. The change in unrealized loss on these swaps increased derivative income $1.9 million in 2010, $3.3 million in 2009, and decreased derivative income $1.4 million in 2008. In 2008, we experienced nonperformance by a counterparty on an interest rate swap agreement that was originally scheduled to mature on December 1, 2010. We terminated this agreement and realized a loss totaling $0.5 million.

We also had one interest rate swap that we entered into to hedge the variable component of the interest rate on a $46.0 million line of credit borrowing that expired on October 7, 2010. The terms of this instrument provided that we pay a fixed rate of interest and receive a floating rate of interest on a notional amount of $46.0 million. We closed the line of credit agreement in the first quarter of 2009 and began recording the change in fair value of the underlying swap and interest payments in derivative income (loss). Prior to 2009, any gain or loss on the interest rate swap settlements offset any increase or decrease in the interest paid on the line of credit, effectively fixing our interest expense related to this portion of the line of credit. Losses from interest rate settlements on this swap totaling $1.6 million in 2010 and $1.8 million during 2009 were included in derivative income (loss). The change in unrealized loss on this swap increased derivative income $1.5 million in 2010. Interest expense was increased $0.5 million in 2008 as a result of interest rate settlements on this swap. Derivative income (loss) for 2009 also included the unrealized loss on the swap at December 31, 2008 of $2.7 million, which was previously included in accumulated other comprehensive income (loss), partially offset by the swap's increase in fair value during the period, which totaled $1.2 million.

Summary of Swaps

				Carrying and Fair Value at December 31,
Maturity Date	Notional Amount	Receive Rate	Pay Rate	2010	2009
				(Dollars in thousands)
1/1/2010	50,000	1 month LIBOR*	4.858%	$—	$(18)
10/7/2010	46,000	3 month LIBOR*	4.760	—	(1,521)
6/1/2011	50,000	1 month LIBOR*	5.519	(1,088)	(3,241)
				$(1,088)	$(4,780)

* London Interbank Offered Rate

When applicable, we formally document hedging relationships, our risk management objectives and strategies for undertaking these transactions. We also test for hedge ineffectiveness at inception of the hedge and at each reporting period as needed. There were no derivative instruments designated as hedges at December 31, 2010 or December 31, 2009. There was no ineffectiveness recorded in the consolidated statements of operations during 2008 for instruments designated as hedges.

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

We held call options relating to our direct business, net of collateral received for counterparty credit risk, with a fair value of $40.7 million at December 31, 2010 and $44.0 million at December 31, 2009. Our share of call options assumed, which is recorded as an embedded derivative in reinsurance recoverable, totaled $25.1 million at December 31, 2010 and $29.3 million at December 31, 2009. Derivative income (loss) includes $60.8 million for 2010, $70.0 million for 2009 and ($202.0) million for 2008 relating to call option proceeds and changes in fair value.

At December 31, 2010, we had master netting agreements with counterparties covering cash collateral payable totaling $97.0 million and cash collateral receivable totaling $1.3 million. At December 31, 2009, we had master netting agreements with counterparties covering cash collateral payable totaling $77.4 million and cash collateral receivable totaling $6.3 million. Any excess collateral that remains after netting these amounts with derivative assets and liabilities is included in other assets or other liabilities on our consolidated balance sheets. We did not have any excess collateral or off-balance sheet collateral at December 31, 2010 or 2009.

The reserve for index annuity contracts includes a series of embedded derivatives that represent the contract holder's right to participate in index returns over the expected lives of the applicable contracts. The reserve includes the value of the embedded forward options despite the fact that call options are not purchased for a period longer than the period of time to the next index reset date. The change in the value of this embedded derivative is reported on a separate line in the consolidated statements of operations and totaled $19.3 million for 2010, $148.9 million for 2009 and ($189.4) million for 2008.

We have modified coinsurance agreements where interest on funds withheld is determined by reference to a pool of fixed maturity securities. These arrangements contain embedded derivatives requiring bifurcation. Embedded derivatives in these contracts are recorded at fair value at each balance sheet date and changes in the fair values of the derivatives are recorded as derivative income or loss. The fair value of the embedded derivatives pertaining to funds withheld on variable business assumed by us totaled $2.7 million at December 31, 2010 and $1.6 million at December 31, 2009, and the fair value of the embedded derivatives pertaining to funds withheld on business ceded by us was ($0.1) million at December 31, 2010 and $0.2 million at December 31, 2009. Derivative income (loss) from our modified coinsurance contracts totaled $0.8 million in 2010, $2.4 million in 2009 and ($0.8) million in 2008.

As discussed in Note 1, we own a collateralized debt obligation that contains an embedded credit derivative, which upon adoption of new accounting guidance on July 1, 2010, requires the change in market value of the security to be recognized in derivative income (loss). Derivative income was reduced $0.3 million during 2010 as a result of a decline in the market value of this security since the date the new accounting guidance was adopted.

4) Fair Value

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

Mortgage loans: Fair values are estimated by discounting expected cash flows of each loan at an interest rate equal to a spread above the U.S. Treasury bond yield that corresponds to the loan's expected life. These spreads are based on overall market pricing of commercial mortgage loans at the time of valuation. The fair value of mortgage loans may also be based on the fair value of the underlying real estate collateral, which uses appraised values.

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

Future policy benefits, supplemental contracts without life contingencies and advance premiums and other deposits: Fair values of our liabilities under contracts not involving significant mortality or morbidity risks (principally deferred annuities, deposit administration funds, funding agreements and supplementary contracts) are estimated using one of two methods. For contracts with known maturities and index annuity embedded derivatives, fair value is determined using discounted cash flow valuation techniques based on current interest rates adjusted to reflect our credit risk and an additional provision for adverse deviation. For deposit liabilities with no defined maturities, fair value is the amount payable on demand. We are not required to estimate the fair value of our liabilities under other insurance contracts.

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

Liabilities related to separate accounts: Fair values are based on cash surrender value, the cost we would incur to extinguish the liability.

Fair Values and Carrying Values

	December 31,
	2010		2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Assets
Fixed maturities - available for sale	$11,128,524	$11,128,524	$9,864,601	$9,864,601
Equity securities - available for sale	78,656	78,656	60,154	60,154
Mortgage loans	1,254,437	1,301,340	1,293,936	1,257,980
Derivative instruments	40,729	40,729	44,023	44,023
Policy loans	170,341	209,912	168,736	205,453
Other long-term investments	—	—	1,882	1,882
Cash and short-term investments	388,163	388,163	214,832	214,832
Reinsurance recoverable	27,788	27,788	31,080	31,080
Assets held in separate accounts	753,050	753,050	702,073	702,073

Liabilities
Future policy benefits	$9,882,400	$9,070,167	$9,392,402	$8,397,026
Supplemental contracts without life contingencies	506,167	457,350	502,553	477,896
Advance premiums and other deposits	178,575	178,575	168,099	168,099
Short-term debt	100,000	104,070	—	—
Long-term debt	271,168	222,375	371,084	280,828
Other liabilities	1,172	1,172	4,780	4,780
Liabilities related to separate accounts	753,050	735,678	702,073	682,438

Assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories.

Level 1 - Quoted prices are available in active markets for identical financial instruments as of the reporting date. The types of financial instruments included in Level 1 are listed equities, mutual funds, money market funds, non-interest bearing cash and U.S. Treasury securities.

Level 2 - Pricing inputs are other than quoted prices in active markets which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methods. Financial instruments in this category include fixed maturity securities (including public and private bonds), less liquid and restricted equity securities and over-the-counter derivatives that are priced by third-party pricing services or internal systems using observable inputs.

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

Level 3 - Pricing inputs are unobservable for the financial instrument and include situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments in this category include non-binding broker and internally priced mortgage or other asset-backed securities and other publicly traded issues, private corporate securities and index annuity embedded derivatives.

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

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels

	December 31, 2010
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Corporate securities	$—	$5,283,133	$186,066	$5,469,199
Residential mortgage-backed securities	—	1,938,537	30,701	1,969,238
Commercial mortgage-backed securities	—	791,471	24,415	815,886
Other asset-backed securities	—	395,081	85,388	480,469
Collateralized debt obligation	—	—	2,745	2,745
United States Government and agencies	70,588	48,145	15,352	134,085
State, municipal and other governments	—	2,164,572	92,330	2,256,902
Non-redeemable preferred stocks	—	28,710	12,311	41,021
Common stocks	3,201	34,434	—	37,635
Derivative instruments	—	40,729	—	40,729
Cash and short-term investments	388,163	—	—	388,163
Reinsurance recoverable	—	27,788	—	27,788
Assets held in separate accounts	753,050	—	—	753,050
Total assets	$1,215,002	$10,752,600	$449,308	$12,416,910

Liabilities
Future policy benefits - index annuity embedded derivatives	$—	$—	$567,223	$567,223
Other liabilities	—	1,172	—	1,172
Total liabilities	$—	$1,172	$567,223	$568,395

	December 31, 2009
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Corporate securities	$—	$4,906,103	$188,480	$5,094,583
Residential mortgage-backed securities	—	1,873,410	—	1,873,410
Commercial mortgage-backed securities	—	688,636	31,487	720,123
Other asset-backed securities	—	109,925	22,948	132,873
Collateralized debt obligations	—	—	12,892	12,892
United States Government and agencies	69,527	55,257	14,683	139,467
State, municipal and other governments	—	1,780,546	110,707	1,891,253
Non-redeemable preferred stocks	—	31,038	7,399	38,437
Common stocks	2,685	19,032	—	21,717
Derivative instruments	—	44,023	—	44,023
Other long-term investments	—	—	1,882	1,882
Cash and short-term investments	214,832	—	—	214,832
Reinsurance recoverable	—	31,080	—	31,080
Assets held in separate accounts	702,073	—	—	702,073
Total assets	$989,117	$9,539,050	$390,478	$10,918,645

Liabilities
Future policy benefits - index annuity embedded derivatives	$—	$—	$502,067	$502,067
Other liabilities	—	4,780	—	4,780
Total liabilities	$—	$4,780	$502,067	$506,847

Approximately 3.9% of the total fixed maturities are included in the Level 3 group at December 31, 2010 and 2009. The fair value of the assets and liabilities above include the financial instruments' nonperformance risk. Nonperformance risk is the risk that the instrument will not be fulfilled and affects the value at which the instrument could be transferred in an orderly transaction. The nonperformance risk for our assets reported at fair value totaled $0.3 million at December 31, 2010 and 2009. Our nonperformance risk decreased the fair value of our reported liabilities $99.3 million at December 31, 2010 and $108.5 million at December 31, 2009.

Level 3 Fixed Maturity Securities on a Recurring Basis by Valuation Source

	December 31, 2010
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$135,318	$50,748	$186,066
Residential mortgage-backed securities	30,701	—	30,701
Commercial mortgage-backed securities	21,159	3,256	24,415
Other asset-backed securities	85,030	358	85,388
Collateralized debt obligation	2,745	—	2,745
United States Government and agencies	15,352	—	15,352
State, municipal and other governments	87,018	5,312	92,330
Total	$377,323	$59,674	$436,997
Percent of total	86.3%	13.7%	100.0%

	December 31, 2009
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$151,056	$37,424	$188,480
Commercial mortgage-backed securities	26,761	4,726	31,487
Other asset-backed securities	22,948	—	22,948
Collateralized debt obligations	12,892	—	12,892
United States Government and agencies	14,683	—	14,683
State, municipal and other governments	110,707	—	110,707
Total	$339,047	$42,150	$381,197
Percent of total	88.9%	11.1%	100.0%

Level 3 Financial Instruments Changes in Fair Value Recurring Basis - Assets

	December 31, 2010
				Realized and unrealized gains (losses), net
	Balance, December 31, 2009	Purchases	Disposals	Included in net income (3)	Included in other compre-hensive income	Net transfers in (out) of Level 3 (1)	Amort-ization included in net income	Balance, December 31, 2010
	(Dollars in thousands)
Corporate securities	$188,480	$3,457	$(12,901)	$—	$8,587	$(1,651)	$94	$186,066
Residential mortgage-backed securities	—	30,563	—	—	224	—	(86)	30,701
Commercial mortgage-backed securities	31,487	—	(1,784)	(119)	4,847	(9,500)	(516)	24,415
Other asset-backed securities	22,948	76,586	(1,603)	(4,974)	6,325	(14,071)	177	85,388
Collateralized debt obligation	12,892	—	(10,200)	53	—	—	—	2,745
United States Government and agencies	14,683	—	—	—	659	—	10	15,352
State, municipal and other governments	110,707	—	(1,128)	—	7,041	(24,251)	(39)	92,330
Non-redeemable preferred stocks	7,399	—	—	—	(410)	5,322	—	12,311
Other long-term investments	1,882	—	(1,857)	—	—	—	(25)	—
Total	$390,478	$110,606	$(29,473)	$(5,040)	$27,273	$(44,151)	$(385)	$449,308

Level 3 Financial Instruments Changes in Fair Value Recurring Basis - Assets

	December 31, 2009
				Realized and unrealized gains (losses), net
	Balance, December 31, 2008	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Net transfers in (out) of Level 3 (2)	Amort-ization included in net income	Balance, December 31, 2009
	(Dollars in thousands)
Corporate securities	$646,760	$1,145	$(30,918)	$27	$16,052	$(445,119)	$533	$188,480
Residential mortgage-backed securities	70,003	—	—	—	—	(70,003)	—	—
Commercial mortgage-backed securities	24,122	9,621	(11,746)	—	9,713	—	(223)	31,487
Other asset-backed securities	17,201	7,828	(2,872)	(4,827)	2,394	3,001	223	22,948
Collateralized debt obligation	7,414	—	—	(24,468)	29,949	—	(3)	12,892
United States Government and agencies	1,928	14,151	—	—	523	(1,928)	9	14,683
State, municipal and other governments	140,189	7,845	(14,486)	—	(2,814)	(19,999)	(28)	110,707
Non-redeemable preferred stocks	—	—	—	—	(2,107)	9,506		7,399
Other long-term investments	1,527	—	—	—	—	—	355	1,882
Total	$909,144	$40,590	$(60,022)	$(29,268)	$53,710	$(524,542)	$866	$390,478

(1)
Included in the net transfers in (out) line is $79.1 million of securities that were priced using a broker only quote at December 31, 2009 that were transferred to a pricing service that uses observable market data in the prices and $34.9 million that were transferred into Level 3 that did not have enough observable data to include in Level 2 at December 31, 2010.

(2)
Included in the net transfers in (out) line is $540.8 million of securities that were priced using a broker only quote at December 31, 2008 that were transferred to a pricing service that uses observable market data in the prices and $16.3 million that were transferred into Level 3 that did not have enough observable data to include in Level 2 at December 31, 2009.

(3)	The change in unrealized gains (losses) included in net income relating to positions still held on CDOs was $0.6 million.

Level 3 Financial Instruments Changes in Fair Value Recurring Basis - Future Policy Benefits

	Year ended December 31,
	2010	2009
	(Dollars in thousands)
Index Product Embedded Derivatives:
Balance, beginning of period	$502,067	$523,515
Premiums less benefits, net	(36,533)	(37,252)
Impact of unrealized gains (losses), net	101,689	15,804
Balance, end of period	$567,223	$502,067

Change in unrealized gains/losses on embedded derivatives held at end of period (1)	$101,689	$15,804

(1)	Excludes host accretion and the timing of posting index credits, which are included with the change in value of index product embedded derivatives in the consolidated statements of operations.

Level 3 Financial Instruments Fair Valued on a Non-Recurring Basis

Certain assets are measured at fair value on a nonrecurring basis. During the twelve months ended December 31, 2010 and 2009, certain mortgage loans had been impaired or written down to a fair value totaling $4.0 million and $3.6 million, respectively. These collateral dependent mortgage loans are a Level 3 fair value measurement, as fair value is based on the fair value of the underlying real estate collateral, which is estimated using appraised values that involve significant unobservable inputs.

During the twelve months ended December 31, 2010 and 2009, real estate had been impaired or written down to a fair value totaling $1.1 million and $1.8 million, respectively. These are a Level 3 fair value measurement, as the fair value of real estate is estimated using appraised values that involve significant unobservable inputs.

5) Reinsurance and Policy Provisions

Reinsurance

In the normal course of business, we seek to limit our exposure to loss on any single insured or event and to recover a portion of benefits paid by ceding a portion of our exposure to other insurance companies. Our reinsurance coverage for life insurance varies according to the age and risk classification of the insured with retention limits ranging up to $1.5 million of coverage per individual life. New sales of certain term life products are reinsured on a first dollar quota share basis. We do not use financial or surplus relief reinsurance.

We participate in a reinsurance pool with various unaffiliated life insurance companies to mitigate the impact of a catastrophic event on our financial position and results of operations. Members of the pool share in the eligible catastrophic losses based on their size and contribution to the pool. The maximum loss we could incur as a result of losses assumed from other pool members is $6.9 million per event. As of the date of this filing, there have been no claims on the reinsurance pool.

In addition, the Life Companies have an annual 100% quota share accidental death reinsurance agreement. Coverage includes all acts of terrorism including those of a nuclear, chemical or biological origin. Coverage is subject to an annual aggregate retention of $12.0 million. A maximum occurrence limit of $50.0 million applies to policies written on agents of the Company who are participating in Company-sponsored incentive trips. All other occurrence catastrophes are unlimited in amount.

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

Life insurance in force ceded on a consolidated basis totaled $10,213.6 million (21.1% of direct life insurance in force) at December 31, 2010 and $9,489.1 million (20.6% of direct life insurance in force) at December 31, 2009. Insurance premiums and product charges have been reduced by $32.0 million in 2010, $31.2 million in 2009 and $31.8 million in 2008 and insurance benefits have been reduced by $15.3 million in 2010, $16.7 million in 2009 and $19.1 million in 2008 as a result of cession agreements.

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

Effective October 1, 2009, we entered into an agreement with EMCNL, under which EMCNL recaptured a block of annuity and life insurance policies with net reserves and other liabilities totaling $244.5 million. We originally assumed this business as part of a closed block transaction in 2001. An after-tax gain of $7.2 million ($0.24 per basic and diluted common share) was recorded in connection with this transaction. The gain is recognized immediately as we have no contingent liabilities associated with the recaptured policies.

Life insurance in force assumed on a consolidated basis totaled $92.3 million (0.2% of total life insurance in force) at December 31, 2010 and $94.0 million (0.3% of total life insurance in force) at December 31, 2009. Premiums and product charges assumed totaled $6.8 million in 2010, $17.1 million in 2009 and $22.1 million in 2008. Insurance benefits assumed totaled $0.1 million in 2010, $8.0 million in 2009 and $12.4 million in 2008. The decreases in assumed business are due to the EMCNL reinsurance recapture transaction.

Policy Provisions

Analysis of the Value of Insurance In Force Acquired

	Year ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Excluding impact of net unrealized investment gains and losses:
Balance at beginning of year	$35,123	$37,886	$40,591
Impact of reclassification of realized losses to accumulated other comprehensive income (loss)	—	(129)	—
Accretion of interest during the year	415	1,607	1,662
Amortization of asset	(2,135)	(4,241)	(4,367)
Balance prior to impact of net unrealized investment gains and losses	33,403	35,123	37,886
Impact of net unrealized investment gains and losses	(5,697)	3,658	25,235
Balance at end of year	$27,706	$38,781	$63,121

Net amortization of the value of insurance in force acquired, based on expected future gross profits/margins, for the next five years and thereafter is expected to be as follows: 2011 - $3.5 million; 2012 - $3.4 million; 2013 - $3.3 million; 2014 - $3.1 million; 2015 - $3.2 million and thereafter, through 2030 - $17.0 million.

Certain variable annuity and variable universal life contracts in our separate accounts have minimum interest guarantees on funds deposited in our general account and guaranteed minimum death benefits (GMDBs) on our variable annuities. In addition, we have certain variable annuity contracts that have an incremental death benefit (IDB) rider that pays a percentage of the gain on the contract upon death of the contract holder and certain variable annuity contracts that have a guaranteed minimum income benefit (GMIB) that provides monthly income to the contract holder after the eighth policy year.

GMDB, IDB and GMIB Net Amount at Risk by Type of Guarantee

	December 31, 2010		December 31, 2009
	Separate Account Balance	Net Amount at Risk	Separate Account Balance	Net Amount at Risk
	(Dollars in thousands)
Guaranteed minimum death benefit:
Return of net deposits	$198,231	$2,176	$165,953	$4,687
Return the greater of highest anniversary value or net deposits	336,263	18,250	332,901	55,951
Incremental death benefit	266,167	26,374	265,748	15,484
Guaranteed minimum income benefit	37,895	3	5,568	27
Total		$46,803		$76,149

The separate account assets are principally comprised of stock and bond mutual funds. The net amount at risk for these contracts is based on the amount by which GMDB, IDB or GMIB exceeds account value. The reserve for GMDBs, IDBs or GMIBs determined using modeling techniques and industry mortality assumptions, that is included in future policy benefits, totaled $1.5 million at December 31, 2010 and $0.9 million at December 31, 2009. The weighted average age of the contract holders with GMDB, IDB or GMIB rider was 56 years at December 31, 2010 and 54 years at December 31, 2009. Paid benefits for GMDBs, IDBs and GMIBs totaled $0.4 million for 2010, $0.7 million for 2009 and $0.4 million for 2008.

6) Income Taxes

We file a consolidated federal income tax return with the Life Companies and FBL Financial Services, Inc. and certain of their subsidiaries. The companies included in the consolidated federal income tax return each report current income tax expense as allocated under a consolidated tax allocation agreement. This allocation typically results in profitable companies recognizing a tax provision as if the individual company filed a separate return and loss companies recognizing a benefit to the extent their losses contribute to reduce consolidated taxes.

Deferred income taxes have been established based upon the temporary differences between the financial statement and income tax bases of assets and liabilities. The reversal of the temporary differences will result in taxable or deductible amounts in future years when the related asset or liability is recovered or settled. A valuation allowance is required if it is more likely than not that a deferred tax asset will not be realized. In assessing the need for a valuation allowance we considered the scheduled reversal of deferred tax assets, projected future taxable income, taxable income from prior years available for recovery and tax planning strategies. Our tax planning strategies assume deferred tax assets related to unrealized losses on our investments are temporary as we have the ability to hold the investments until maturity, at which time, the existing temporary difference is expected to reverse. As such, we have determined that the establishment of a valuation allowance was not necessary at December 31, 2010 and 2009.

Income Tax Expenses (Credits)

	Year ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Taxes provided in consolidated statements of operations on:
Income (loss) before noncontrolling interest and equity income (loss):
Current	$39,088	$(4,231)	$(11,086)
Deferred	20,118	37,450	(2,576)
	59,206	33,219	(13,662)
Equity income (loss) - current	2,929	404	(2)

Taxes provided in consolidated statements of changes in stockholders' equity:
Change in net unrealized investment gains/losses - deferred	95,414	304,157	(330,308)
Non-credit impairment losses - deferred	(12,689)	(9,778)	—
Issuance of shares under stock option plan - current	(936)	(310)	(134)
Issuance of shares under stock option plan - deferred	662	750	69
Other - deferred	164	5	(452)
	82,615	294,824	(330,825)
	$144,750	$328,447	$(344,489)

The consolidated statements of changes in stockholders' equity also include tax reclassifications of $2.5 million in 2010 related to the reclassification of an embedded credit derivative loss and $8.4 million in 2009 related to the reclassification of non-credit impairment losses.

Effective Tax Rate Reconciliation to Federal Income Tax Rate

	Year ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Income (loss) before income taxes, noncontrolling interest and equity income (loss)	$174,340	$102,161	$(31,878)

Income tax (benefit) at federal statutory rate (35%)	$61,019	$35,756	$(11,158)
Tax effect (decrease) of:
Tax-exempt dividend and interest income	(2,281)	(2,649)	(2,618)
Other items	468	112	114
Income tax expense (benefit)	$59,206	$33,219	$(13,662)

Tax Effect of Temporary Differences Giving Rise to Deferred Income Tax Assets and Liabilities

	December 31,
	2010	2009
	(Dollars in thousands)
Deferred income tax assets:
Fixed maturity and equity securities	$—	$191,961
Future policy benefits	280,189	295,690
Accrued benefit and compensation costs	11,404	11,966
Other	11,003	11,153
	302,596	510,770
Deferred income tax liabilities:
Fixed maturity and equity securities	42,074	—
Deferred policy acquisition costs	235,625	337,034
Deferred sales inducements	90,429	125,400
Value of insurance in force acquired	9,697	13,573
Call options on fixed index annuities	47,292	52,562
Other	8,653	9,707
	433,770	538,276
Net deferred income tax liability	$131,174	$27,506

We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses. We are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2004.

7) Credit Arrangements

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

Long-term debt also includes $97.0 million of our subordinated debt obligation to FBL Financial Group Capital Trust (the Trust). We issued 5% Subordinated Deferrable Interest Notes, due June 30, 2047 (the Notes) with a principal amount of $100.0 million to support $97.0 million of 5% Preferred Securities issued by the Trust. We also have a $3.0 million equity investment in the Trust, which is netted against the Notes on the consolidated balance sheets due to a contractual right of setoff. The sole assets of the Trust are and will be the Notes and any interest accrued thereon. The interest payment dates on the Notes correspond to the distribution dates on the 5% Preferred Securities. The 5% Preferred Securities, which have a liquidation value of $1,000.00 per share plus accrued and unpaid distributions, mature simultaneously with the Notes and are owned by AEL. As of December 31, 2010 and 2009, 97,000 shares of 5% Preferred Securities were outstanding, all of which we unconditionally guarantee.

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

Holders of the Class A common stock and Series B preferred stock vote together as a group in the election of Class A Directors (eight to ten). The Class B common stock votes as a separate class to elect the Class B Directors (five to seven). Voting for the Directors is noncumulative. In addition, various ownership aspects of our Class B common stock are governed by a Class B Shareholder Agreement resulting in the IFBF, which owns 64% of our voting stock as of December 31, 2010, maintaining control of the Company. Holders of Class A common stock and Class B common stock receive equal per-share common stock dividends.

9) Retirement and Compensation Plans

Defined Benefit Plans

We participate with several affiliates and an unaffiliated organization in various multiemployer defined benefit plans. These plans cover substantially all our employees and the employees of the other participating companies who have attained age 21 and one year of service. Benefits are based on years of service and the employee's compensation. One of these plans provides supplemental pension benefits to employees with salaries and/or pension benefits in excess of the qualified plan limits imposed by federal law. Net periodic pension cost of the plans is allocated between participants on a basis of time incurred by the respective employees for each employer. Such allocations are reviewed annually.

As multiemployer plans, the assets we contribute to the plans are commingled with the assets contributed by the other employers. Accordingly, unless noted otherwise, we do not separate the disclosure information below between amounts attributable to us and amounts attributable to the affiliated companies.

Plans' Funded Status for FBL and Affiliates Combined

	As of or for the year ended December 31,
	2010	2009
	(Dollars in thousands)
Change in benefit obligation
Net benefit obligation at beginning of the year	$272,845	$275,641
Service cost	7,310	7,443
Interest cost	14,230	15,558
Actuarial loss	12,871	399
Benefits paid	(23,608)	(23,356)
Other	—	(2,840)
Net benefit obligation at end of the year	283,648	272,845

Change in plan assets
Fair value of plan assets at beginning of the year	187,339	172,708
Actual return on plan assets	15,773	19,542
Employer contributions	20,776	21,285
Benefits paid	(23,608)	(23,356)
Other	—	(2,840)
Fair value of plan assets at end of the year	200,280	187,339
Underfunded status at end of the year	$(83,368)	$(85,506)

For multiemployer plans, the funded status is not required to be recognized as an asset or liability in the consolidated balance sheets. The combined unrecognized liability for the underfunded status of the plans totaled $83.4 million at December 31, 2010 and $85.5 million at December 31, 2009.

Components of Net Periodic Pension Cost for FBL and Affiliates Combined

	Year ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Service cost	$7,310	$7,443	$6,636
Interest cost	14,230	15,558	14,835
Expected return on assets	(12,663)	(11,987)	(13,978)
Amortization of prior service cost	729	740	784
Amortization of actuarial loss	6,964	8,866	3,779
Settlement expense	—	1,252	1,476
Net periodic pension cost	$16,570	$21,872	$13,532

The plans' prior service costs are amortized using a straight-line amortization method over the average remaining service period of the employees. For actuarial gains and losses, we use a corridor to determine the amounts to amortize. It is expected that combined net periodic pension cost in 2011 will include $7.9 million for amortization of the actuarial loss and $1.5 million of prior service cost amortization.

We expect combined contributions to the plans for 2011 to be approximately $18.4 million, of which $7.2 million is expected to be contributed by us. Expected benefits to be paid for us and affiliates are as follows: 2011 - $23.7 million, 2012 - $22.6 million, 2013 - $21.7 million, 2014 - $21.5 million, 2015 - $22.6 million and 2016 through 2020 - $107.9 million.

FBL's Proportionate Share of Prepaid or Accrued Pension Cost

	December 31,
	2010	2009
	(Dollars in thousands)
Amounts recognized in our consolidated financial statements
Prepaid benefit cost	$16,331	$15,443
Accrued benefit cost	(8,939)	(10,284)
Net amount recognized in our consolidated financial statements	$7,392	$5,159

Net periodic pension cost recorded in our consolidated statements of operations totaled $6.0 million in 2010, $8.5 million in 2009 and $5.4 million in 2008. In 2008, we also recorded a portion of the net periodic pension costs as a charge to retained earnings totaling $0.8 million as a result of changing the measurement date from September 30 to December 31 due to the adoption of new accounting guidance.

Information for Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets
for FBL and Affiliates Combined
	December 31,
	2010	2009
	(Dollars in thousands)
Projected benefit obligation	$283,648	$272,845
Accumulated benefit obligation	249,572	240,467
Fair value of plan assets	200,280	187,339

Weighted Average Assumptions Used to Determine Benefit Obligations

	December 31,
	2010	2009
Discount rate	5.09%	5.52%
Annual salary increases	4.00%	4.00%

Beginning December 31, 2010, we estimate the discount rate by projecting and discounting future benefit payments inherent in the projected benefit obligation using a "spot" yield curve known as the Principal Pension Discount yield curve. This curve is constructed by using bid-price data from two Barclays Capital bond indices, Aggregate Index and Short Term Index. In addition, the bonds included must meet the following criteria: corporate issued; fixed coupon; divergence of coupon rate from the current yield not exceeding 500 basis points; a rating of Aa or higher from one of the recognized agencies; a rating of Aa or higher from at least two of the recognized agencies if maturity is less than 1 year; and instruments with options are excluded. Prior to 2010, we estimated the discount rate by projecting and discounting future benefit payments inherent in the projected benefit obligation using a "spot" yield curve known as the Citigroup Pension Discount Liability Index yield curve. This curve is constructed from the Treasury curve by adding option-adjusted spreads that are drawn from the AA corporate sector of the Salomon Broad Investment-Grade Bond Index. The bonds with excessive call exposure are excluded, as well as securities with abnormal option-adjusted spreads. The final spreads are determined using this call-protected sample of AA corporate bonds.

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

Weighted Average Assumptions Used to Determine Net Periodic Pension Cost

	Year Ended December 31,
	2010	2009	2008
Discount rate	5.52%	5.93%	6.01%
Expected long-term return on plan assets	7.00%	7.00%	7.00%
Annual salary increases	4.00%	4.00%	4.00%

Plan Assets

Our plan assets are primarily invested in annuity products and insurance company pooled separate accounts that invest predominately in equity securities and real estate. We have certain pension obligations that are fully funded though annuity contracts with Farm Bureau Life which are presented as funded annuity contracts below. Excluding the funded annuity contracts, we employ a long-term investment strategy of diversifying the plans' assets with the long-term target allocation being approximately 60% in group annuity contracts held by Farm Bureau Life and 40% in pooled separate accounts, which is primarily comprised of equity securities. At December 31, 2010, the plans' assets were invested 50% in a group annuity contract and 50% in diversified equities. Our investment strategy is to (1) achieve a long-term return sufficient to satisfy all plan obligations, (2) assume a prudent level of risk and (3) maintain adequate liquidity. The expected return on plan assets is set at the long-term rate expected to be earned based on the long term investment strategy of the plans. In estimating the expected rate of return for each asset class, we take into account factors such as historical rates of return, expected future risk free rates of return and anticipated returns expected given the risk profile of each asset class.

The valuation methodologies used for assets measured at fair value are:

•	Group and funded annuity contracts: contract value is equivalent to fair value, as the interest-crediting rates are periodically reset to market at the discretion of the issuer.

•
Pooled separate accounts: the net asset value of our separate account shares is based on the latest quoted market price of the underlying investments or in the case of a real estate separate account, estimates of the current market value of the underlying property held.

The pension financial instruments measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1 - Unadjusted quoted prices in active markets for identical assets that are accessible to us at the measurement date.

Level 2 - Inputs other than quoted prices in active markets for identical assets that are either directly or indirectly observable for substantially the full term of the asset or liability.

Level 3 - Inputs are unobservable and require management's judgment about the assumptions that market participants would use in pricing the assets.

Fair Values of Pension Plan Assets by Asset Category and Hierarchy Levels

	December 31, 2010
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Annuities (a):
Group annuity contract	$—	$—	$93,440	$93,440
Funded annuity contracts	—	—	14,487	14,487
Pooled separate accounts (b):
Money market	—	1,313	—	1,313
Equity securities:
U.S. large-cap growth	—	20,136	—	20,136
U.S. large-cap	—	29,705	—	29,705
U.S. mid-cap	—	6,141	—	6,141
U.S. small-cap	—	6,113	—	6,113
International	—	20,763	—	20,763
Domestic real estate	—	2,876	5,306	8,182
Total	$—	$87,047	$113,233	$200,280

	December 31, 2009
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Annuities (a):
Group annuity contract	$—	$—	$92,891	$92,891
Funded annuity contracts	—	—	15,125	15,125
Pooled separate accounts (b):
Money market	—	1,125	—	1,125
Equity securities:
U.S. large-cap growth	—	20,020	—	20,020
U.S. large-cap	—	30,500	—	30,500
U.S. mid-cap	—	4,921	—	4,921
U.S. small-cap	—	4,924	—	4,924
International	—	10,695	—	10,695
Domestic real estate	—	2,561	4,577	7,138
Total	$—	$74,746	$112,593	$187,339

(a) Represents a group annuity contract with Farm Bureau Life.
(b) Represents pooled separate account investments with Principal Life Insurance Company.

Level 3 Plan Asset Changes in Fair Value

	December 31, 2010
			Return on assets
	December 31, 2009	Purchases (disposals), net	Held at year end	Sold during year	Transfers in (out) of level 3	December 31, 2010
	(Dollars in thousands)
Group annuity contract	$92,891	$(3,389)	$3,938	$—	$—	$93,440
Funded annuity contracts	15,125	(1,566)	928	—	—	14,487
Equity securities - Domestic real estate	4,577	—	729	—	—	5,306
Total	$112,593	$(4,955)	$5,595	$—	$—	$113,233

	December 31, 2009
			Return on assets
	December 31, 2008	Purchases (disposals), net	Held at year end	Sold during year	Transfers in (out) of level 3	December 31, 2009
	(Dollars in thousands)
Group annuity contract	$108,919	$(20,424)	$4,396	$—	$—	$92,891
Funded annuity contracts	15,340	(1,170)	955	—	—	15,125
Equity securities - Domestic real estate	6,690	—	(2,113)	—	—	4,577
Total	$130,949	$(21,594)	$3,238	$—	$—	$112,593

Other Retirement Plans

We participate with several affiliates in a 401(k) defined contribution plan which covers substantially all employees. Through October 2008, we contributed FBL Financial Group, Inc. stock in an amount equal to 100% of an employee's contributions up to 2% of the annual salary contributed by the employee and an amount equal to 50% of an employee's contributions between 2% and 4% of the annual salary contributed by the employee. Beginning in November 2008, and continuing throughout 2009 and 2010, we made cash contributions at the same contribution levels noted above. Costs are allocated among the affiliates on a basis of time incurred by the respective employees for each company. Expense related to the plan totaled $1.1 million in 2010, 2009 and 2008.

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

In addition to benefits offered under the aforementioned benefit plans, we and several other affiliates sponsor a plan that provides group term life insurance benefits to retirees who have worked full-time for ten years and attained age 55 while in service. Postretirement benefit expense for this plan is allocated in a manner consistent with pension expense discussed above. We also have two single employer plans that provide health and medical benefits to retirees. Postretirement benefit expense aggregated $0.1 million in 2010, 2009 and 2008.

Share-based Compensation Plans

We have three share-based payment arrangements under our Class A Common Stock Compensation Plan, which are described below. Compensation expense for these arrangements totaled $3.0 million for 2010 and 2009 and $1.0 million for 2008. The income tax benefit (expense) recognized in the statements of operations for these arrangements totaled $0.9 million for 2010, $1.0 million for 2009 and ($0.3) million for 2008.

Stock Option Awards

We grant stock options for Class A common stock to officers and employees, which have a contractual term of 10 years and vest over a period up to five years, contingent upon continued employment with us. Prior to 2009, we also granted stock options for Class A common stock to directors, which were fully vested upon grant and had a contractual term that varied with the length of time the director remained on the Board, up to 10 years. The share price for all options is equal to the fair value of the common stock on the grant date. The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option valuation model.

Assumptions Used in our Valuation Model

	Year ended December 31,
	2010	2009	2008
Weighted average risk-free interest rate	2.65%	1.60%	3.10%
Dividend yield	1.30%	1.40%	1.25%
Weighted average volatility factor of the expected market price	0.64	0.42	0.25
Weighted average expected term	5.3 years	5.0 years	5.3 years

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. We use the historical realized volatility of our stock for the expected volatility assumption within the valuation model. The weighted average expected term for the majority of our options was calculated using average historical behavior.

Stock Option Activity
	Number of Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
	(Dollars in thousands, except per share data)
Shares under option at January 1, 2010	2,497,477	$26.98
Granted	283,977	18.65
Exercised	(212,517)	17.68
Forfeited or expired	(255,238)	30.36
Shares under option at December 31, 2010	2,313,699	26.44	4.70	$10,980

Vested at December 31, 2010 or expected to vest in the future	2,302,316	$26.48	4.69	$10,857
Exercisable options at December 31, 2010	1,567,548	$28.30	3.55	$4,909

(1)	Represents the difference between the share price and exercise price for each option, excluding options where the exercise price is above the share price, at December 31, 2010.

The weighted average grant-date fair value of options granted per common share was $9.47 for 2010, $4.35 for 2009 and $7.82 for 2008. The intrinsic value of options exercised during the year totaled $1.5 million for 2010, $0.2 million for 2009 and $0.6 million for 2008.

Unrecognized compensation expense related to nonvested share-based compensation granted under the stock option arrangement totaled $1.9 million as of December 31, 2010. This expense is expected to be recognized over a weighted-average period of 2.4 years.

We issue new shares to satisfy stock option exercises. We do not have a policy of repurchasing shares on the open market to satisfy share-based payment arrangements. Cash received from stock options exercised totaled $3.7 million for 2010, $1.2 million for 2009 and $1.0 million for 2008. The actual tax benefit realized from stock options exercised totaled $0.5 million for 2010, and $0.1 million for 2009 and 2008.

Nonvested Stock Awards

We also grant nonvested Class A common shares to certain executives. The restrictions on these shares lapse and the shares vest if we meet or exceed operating goals, such as earnings per share, return on equity, book value and expense targets, within or during a three year period. Depending on performance, the actual amount of shares issued could range from zero to 100% of the granted amount. The value of the awards is based on the grant date fair value of the nonvested stock adjusted for expected forfeitures and an estimate of the number of shares expected to vest. The estimate for the number of shares to vest is reviewed each period and the impact of any changes in the estimate on expense is recorded in the current period. These awards are charged to expense using the straight-line method over the required service period. Dividends on the restricted stock during the restriction period are contingent upon vesting.

During 2010, nonvested shares were granted to the chief executive officer. The restrictions on part of the shares lapse based on the same performance criteria as the 2010 executive nonvested shares grant. Restrictions on the remaining shares lapse after five years based on book value targets.

During 2009, nonvested shares were granted to the chief executive officer. The restrictions on part of the shares lapsed based on continued employment with the Company during 2009. Restrictions on the remaining shares lapsed in 2010 based on performance criteria set by the Board of Directors.

Nonvested Stock Activity
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Nonvested stock at January 1, 2010	443,374	$14.40
Granted	330,122	20.18
Released	(100,514)	20.46
Forfeited	(75,208)	32.88
Nonvested stock at December 31, 2010	597,774	16.63

Unrecognized compensation expense related to unvested share-based compensation granted under the nonvested stock arrangement totaled $2.2 million at December 31, 2010. This expense is expected to be recognized over a weighted-average period of 1.2 years. The tax benefit realized from nonvested stock released to employees was $0.7 million in 2010, $0.4 million in 2009 and $0.3 million in 2008. We have a policy of withholding shares to cover estimated future tax payments.

Other Stock Awards

Directors were awarded nonrestricted Class A common shares totaling 31,160 during 2010 and 54,976 during 2009. The value of the stock was based on the fair value on the date of the grant. The tax benefit realized from the shares awarded to directors was $0.3 million in 2010 and $0.1 million in 2009. There were no nonrestricted shared awarded to directors in 2008.

Shares of Class A common stock available for grant as additional awards under the Class A Common Stock Compensation Plan totaled 2,905,062 at December 31, 2010.

Other

We have a Director Compensation Plan under which non-employee directors on our Board may elect to receive a portion of their compensation in the form of cash, Class A common shares or deferred stock units. Under this plan, we have deferred stock units outstanding totaling 102,980 at December 31, 2010 and 89,970 at December 31, 2009. At December 31, 2010, there were 134,377 shares of Class A common stock available for future issuance under the Director Compensation Plan. We also have an Executive Salary and Bonus Deferred Compensation Plan under which officers of the Company, who are required to meet certain stated common stock ownership guidelines, are allowed to use their base salary and annual cash bonus to purchase deferred stock units. Under this plan, we have deferred stock units outstanding totaling 91,757 at December 31, 2010 and 70,039 at December 31, 2009. At December 31, 2010, shares of Class A common stock available for future issuance under this plan totaled 157,180. We also have an Executive Excess 401(k) Plan under which officers of the Company who meet salary guidelines and 401(k) contribution guidelines are allowed to purchase unregistered deferred stock units. Under this plan, we have deferred stock units outstanding totaling 6,372 at December 31, 2010 and 6,208 at December 31, 2009.

10) Management and Other Agreements

We share certain office facilities and services with the IFBF and its affiliated companies. These expenses are allocated on the basis of cost and time studies that are updated annually and primarily consist of rent, salaries and related expenses, travel and other operating costs. In 2008, we also entered into an expense allocation agreement with Farm Bureau Property & Casualty for the use of property and equipment. Expense relating to this agreement totaled $1.6 million in 2010, $1.4 million in 2009 and less than $0.1 million in 2008.

We have management agreements, which include Farm Bureau Property & Casualty and other affiliates, under which we provide general business, administrative and management services. Fee income for these services totaled $3.4 million in 2010, $3.8 million in 2009 and $3.5 million in 2008. In addition, Farm Bureau Management Corporation, a wholly-owned subsidiary of the IFBF, provides certain management services to us under a separate arrangement. We incurred related expenses totaling $1.0 million in 2010, $0.8 million in 2009 and $0.5 million in 2008.

We have service agreements with the Farm Bureau property-casualty companies operating within our marketing territory, including Farm Bureau Property & Casualty and another affiliate. Under the service agreements, the property-casualty companies are responsible for development and management of our agency force for a fee. We incurred expense totaling $8.7 million in 2010, $8.6 million in 2009 and $8.5 million in 2008 relating to these arrangements.

We are licensed by the IFBF to use the "Farm Bureau" and "FB" designations in Iowa. In connection with this license, we incurred royalty expense totaling $0.5 million in 2010, 2009 and 2008. We have similar arrangements with other state Farm Bureau organizations in our market territory. Total royalty expense to Farm Bureau organizations other than the IFBF totaled $1.5 million in 2010 and $1.4 million in 2009 and 2008. The royalty agreement with the IFBF provides them an option to terminate the agreement when the quarterly common stock dividend is below $0.10 per share. Assuming no further reduction in the quarterly dividend, the IFBF has agreed to temporarily forgo its right of termination through March 31, 2011 and we anticipate they will continue to forgo such right thereafter.

11) Commitments and Contingencies

Legal Proceedings

In the normal course of business, we may be involved in litigation where damages are alleged that are substantially in excess of contractual policy benefits or certain other agreements. In recent years, companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims. We are currently a defendant in two purported class action lawsuits against EquiTrust Life alleging claims as described below. We believe that many of the asserted claims will be defeated by dispositive motions. As discussed below, several of the claims were eliminated from class certification in a ruling certifying a class in one of the two pending cases. We remain optimistic that class certification will be defeated in the other lawsuit. However, courts have a great deal of discretion in deciding whether to certify a class, and it is impossible to accurately predict how the court will rule on such a motion. Given these uncertainties, we are unable to make a reliable evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss to the extent the matters proceed through litigation. We do not believe that these lawsuits will have a material adverse effect on our financial position, results of operations or cash flows. However, the outcome of such matters is always uncertain, and unforeseen results can occur. It is possible that such outcomes could materially affect net income in a particular quarter or annual period.
The first case is Tabares v. EquiTrust Life Insurance Company, filed in Los Angeles Superior Court on May 5, 2008. Tabares is a California class action on behalf of all persons who purchased certain deferred annuities from EquiTrust Life. The complaint asserts a sub-class of purchasers that were age 60 or older at the time of purchasing those annuities from EquiTrust Life. Plaintiffs seek restitution and injunctive relief on behalf of all class members, compensatory damages for breach of contract and punitive damages for breach of the covenant of good faith and fair dealing and common law fraud. Plaintiffs' motion for class certification was heard on June 22, 2010. On August 2, 2010, the trial court issued an Order “Denying in Part and Granting in Part Class Certification.” The Court denied certification on Plaintiffs' core claims: for fraud and violation of the consumer protection statute. The Court did grant certification on the claims for breach of contract, declaratory relief and the claims for breach of the covenant of good faith and fair dealing. This certification does not represent a finding on the merits with respect to Plaintiffs' claim, only that it meets the criteria for the establishment of a class. In addition, the Court dismissed the only class representative of “senior” status and ordered the attorneys to confer and draft a suitable notice to be sent to all class members. Plaintiffs filed a motion to reconsider the August 2, 2010 ruling. EquiTrust Life opposed that motion. A brief hearing was conducted and in January 2011, the Court overruled Plaintiff's motion and requested further briefing.
The second case is Eller v. EquiTrust Life Insurance Company, filed in United States District Court, District of Arizona, on

January 12, 2009. This purported national class action includes all persons who purchased EquiTrust Life index annuities, with one sub-class for all persons age 65 and older that purchased an EquiTrust Life index annuity contract with a maturity date beyond the annuitant's actuarial life expectancy; and a 30-state sub-class under various consumer protection and unfair insurance practices statutes. This case seeks rescission and injunctive relief including restitution and disgorgement of profits on behalf of all class members, compensatory damages, unjust enrichment and punitive damages. The original deadline for the Plaintiffs to file their class certification motion was in January 2011. Several deadlines have been pushed further into 2011 and the Plaintiff's class certification motion is expected late in the first quarter of 2011.
In 2008, the jury from a trial in Federal District Court in Utah involving an agency matter awarded Farm Bureau Life and Farm Bureau Property & Casualty actual damages totaling $3.6 million and punitive damages totaling $62.7 million. Approximately 25% of the award is allocable to Farm Bureau Life with the remaining 75% allocable to Farm Bureau Property & Casualty. On January 26, 2011, a three-judge panel of the 10th Circuit Court of Appeals issued a ruling affirming the award of actual damages, but granted the Defendants' request and reversed the award of punitive damages. We intend to request a review of that decision by the entire panel of the 10th Circuit. Recoveries from third parties are required to be accounted for as gain contingencies and are not recorded in our financial statements until the lawsuit is resolved.
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

We lease our home office properties under a 15-year operating lease from a wholly-owned subsidiary of the IFBF. Future remaining minimum lease payments under this lease, as of December 31, 2010, are as follows: 2011 - $2.7 million; 2012 - $2.7 million; and 2013 - $0.7 million. Rent expense for the lease totaled $3.3 million in 2010 and 2009 and $3.4 million in 2008. These amounts are net of $1.4 million in 2010, 2009 and 2008 in amortization of a deferred gain on the exchange of our home office properties for common stock in 1998. The remaining unamortized deferred gain totaled $3.1 million at December 31, 2010 and $4.5 million at December 31, 2009.

From time to time, assessments are levied on our insurance subsidiaries by guaranty associations in most states in which the subsidiaries are licensed. These assessments, which are accrued for, are to cover losses of policyholders of insolvent or rehabilitated companies. In some states, these assessments can be partially recovered through a reduction in future premium taxes. Expenses incurred for guaranty fund assessments, net of related premium tax offsets, totaled less than $0.1 in 2010, $0.2 million in 2009 and less than $0.1 million in 2008.

12) Earnings (Loss) per Share

Computation of Earnings (Loss) Per Common Share

	Year ended December 31,
	2010	2009	2008
	(Dollars in thousands, except per share data)
Numerator:
Net income (loss) attributable to FBL Financial Group, Inc.	$120,653	$69,835	$(18,149)
Dividends on Series B preferred stock	(150)	(150)	(150)
Numerator for earnings (loss) per common share - income available to common stockholders	$120,503	$69,685	$(18,299)

Denominator:
Weighted average shares	30,212,299	29,934,576	29,815,654
Deferred common stock units relating to deferred compensation plans	185,881	142,871	78,255
Denominator for earnings (loss) per common share - weighted-average shares	30,398,180	30,077,447	29,893,909
Effect of dilutive securities - stock-based compensation	320,436	124,029	—
Denominator for diluted earnings (loss) per common share - adjusted weighted-average shares	30,718,616	30,201,476	29,893,909

Earnings (loss) per common share	$3.96	$2.32	$(0.61)
Earnings (loss) per common share - assuming dilution	$3.92	$2.31	$(0.61)

Options to purchase outstanding shares of common stock are excluded from the computation of diluted earnings (loss) per share if the options are antidilutive.

Outstanding Shares Excluded from Diluted Earnings (Loss) Per Share

	December 31,
	2010	2009	2008
Number of shares excluded	1,785,315	3,066,469	2,141,609
Range of option price per share	$18.02 - $40.53	$12.90 - $40.53	$20.00 - $40.85
Year through which options expire	2020	2019	2018

13) Statutory Insurance Information

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

The financial statements of the Life Companies included herein differ from related statutory-basis financial statements principally as follows: (a) the bond portfolio is classified as available-for-sale and carried at fair value rather than primarily being carried at amortized cost; (b) call options that provide an economic hedge for the growth in interest credited to an index annuity policy are accounted at fair value rather than at amortized cost; (c) acquisition costs of acquiring new business are deferred and amortized over the life of the policies rather than charged to operations as incurred; (d) future policy benefit reserves for participating traditional life insurance products are based on net level premium methods and guaranteed cash value assumptions which may differ from statutory reserves; (e) future policy benefit reserves on certain interest sensitive products are based on full account values, rather than discounting methodologies utilizing statutory interest rates; (f) net realized gains or losses attributed to changes in the level of market interest rates are recognized as gains or losses in the statements of operations when the sale is completed rather than deferred and amortized over the remaining life of the fixed maturity security or mortgage loan; (g) the established formula-determined statutory investment reserve, changes in which are charged directly to surplus, is not recorded as a liability; (h) certain deferred income tax assets, agents' balances and certain other assets designated as "nonadmitted assets" for statutory purposes are reported as assets rather than being charged to surplus; (i) revenues for interest sensitive, indexed and variable products consist of policy charges for the cost of insurance, policy administration charges, amortization of policy initiation fees and surrender charges assessed rather than premiums received; (j) pension income or expense is recognized for all employees, rather than for vested employees only; (k) the financial statements of subsidiaries are consolidated with those of the insurance subsidiary rather than being accounted for under the equity method, and (l) assets and liabilities are restated to fair values when a change in ownership occurs that is accounted for as a purchase, with provisions for goodwill and other intangible assets, rather than continuing to be presented at historical cost.

Net income (loss) of the Life Companies, as determined in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, was $110.1 million in 2010, $102.7 million in 2009 and ($145.6) million in 2008. Statutory net gain from operations, which excludes the impact of realized capital gains and losses on investments, totaled $81.4 million in 2010, $132.0 million in 2009 and $1.1 million in 2008. Statutory capital and surplus totaled $905.1 million at December 31, 2010 and $863.4 million at December 31, 2009.

The Insurance Division, Department of Commerce, of the State of Iowa, has prescribed a practice that differs from the NAIC in accounting for derivative instruments hedging fixed index annuities and reserves for index annuities. This change improves the accounting relationship between the call option asset and statutory reserve, providing a more fair representation of our capital position. The statutory capital and surplus for the Life Companies reported above was $36.6 million higher at December 31, 2010 and less than $0.1 million lower at December 31, 2009 than it would have been without this practice.

State laws specify regulatory actions if an insurer's risk-based capital (RBC), a measure of solvency, falls below certain levels. The NAIC has a standard formula for annually assessing RBC based on the various risk factors related to an insurance company's capital and surplus, including insurance, business, asset and interest rate risks. At December 31, 2010, both of the Life Companies exceeded the minimum RBC requirements. In addition, excluding the impact of the prescribed practice above would not have reduced the total adjusted capital to levels subjecting the Life Companies to any regulatory action.

The ability of the Life Companies to pay dividends to the parent company is restricted because prior approval of the Iowa Insurance Commissioner is required for payment of dividends to the stockholder which exceed an annual limitation. An annual dividend limitation is defined under the Iowa Insurance Holding Company Act as any dividend or distribution of cash or other property whose fair value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of adjusted policyholders' surplus (total statutory capital stock and statutory surplus) as of December 31 of the preceding year, or (ii) the statutory net gain from operations of the insurer for the 12-month period ending December 31 of the preceding year. In addition, dividends may not exceed statutory earned profits. During 2011, the maximum amount legally available for distribution to FBL Financial Group, Inc. without further regulatory approval is $65.1 million from Farm Bureau Life and $43.8 million from EquiTrust Life.

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

The Exclusive Annuity segment primarily consists of fixed rate annuities and supplementary contracts (some of which involve life contingencies) sold through our exclusive agency distribution. Fixed rate annuities provide for tax-deferred savings and supplementary contracts provide for the systematic repayment of funds that accumulate interest. Fixed rate annuities primarily consist of flexible premium deferred annuities, but also include single premium deferred and immediate contracts. With fixed rate annuities, we bear the underlying investment risk and credit interest to the contracts at rates we determine, subject to interest rate guarantees.

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

The Variable segment consists of variable universal life insurance and variable annuity contracts. These products are similar to universal life insurance and traditional annuity contracts, except the contract holder has the option to direct the cash value of the contract to a wide range of investment sub-accounts, thereby passing the investment risk to the contract holder. During 2010, we discontinued underwriting new sales of variable products and are currently in the process of terminating new sales with our variable alliance partners. We continue to receive premiums from sales that occurred prior to this change. During 2010, we began selling through our Farm Bureau Life distribution channel, variable products underwritten by a large well-known insurance company with variable product expertise. We earn fees from the sale of brokered products, a portion of which is passed on to the agents as commissions for the underlying sales. Revenues and expenses related to the brokered business are reported in other income and other expenses. The decision to discontinue underwriting variable products was made because we lack the scale necessary to generate acceptable returns and be competitive in this product line over time. The existing in force business remains on our books and we will continue to administer this business.

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

We analyze our segment results based on pre-tax operating income (loss). Accordingly, income taxes are not allocated to the segments. In addition, operating results are reported net of transactions between the segments. Operating income (loss) for the three years ended December 31, 2010 represents net income (loss) excluding, as applicable, the impact of realized and unrealized gains and losses on investments and changes in net unrealized gains and losses on derivatives.

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

Financial Information Concerning our Operating Segments

	Year ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Operating revenues:
Traditional Annuity - Exclusive Distribution	$169,092	$151,078	$143,711
Traditional Annuity - Independent Distribution	459,359	388,687	333,361
Traditional and Universal Life Insurance	341,713	352,071	340,164
Variable	67,743	64,240	64,384
Corporate and Other	19,125	22,613	33,013
	1,057,032	978,689	914,633
Realized gains (losses) on investments (A)	30,639	(20,931)	(156,467)
Change in net unrealized gains/losses on derivatives (A)	20,950	156,828	(113,701)
Consolidated revenues	$1,108,621	$1,114,586	$644,465

Net investment income:
Traditional Annuity - Exclusive Distribution	$170,891	$155,177	$145,309
Traditional Annuity - Independent Distribution	390,525	404,656	395,127
Traditional and Universal Life Insurance	133,415	139,724	143,324
Variable	16,566	15,841	14,257
Corporate and Other	9,973	9,255	9,855
Consolidated net investment income	$721,370	$724,653	$707,872

Depreciation and amortization:
Traditional Annuity - Exclusive Distribution	$8,561	$11,771	$13,546
Traditional Annuity - Independent Distribution	93,138	131,487	123,702
Traditional and Universal Life Insurance	28,466	26,731	19,853
Variable	11,110	5,720	17,038
Corporate and Other	1,605	2,299	11,322
	142,880	178,008	185,461
Realized gains/losses on investments (A)	11,476	6,855	(34,095)
Change in net unrealized gains/losses on derivatives (A)	(2,947)	11,309	57,496
Consolidated depreciation and amortization	$151,409	$196,172	$208,862

	Year ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Pre-tax operating income (loss):
Traditional Annuity - Exclusive Distribution	$53,918	$35,985	$27,946
Traditional Annuity - Independent Distribution	44,829	23,243	5,360
Traditional and Universal Life Insurance	60,123	85,939	53,059
Variable	15,581	11,245	(1,584)
Corporate and Other	(15,381)	(21,770)	(12,377)
	159,070	134,642	72,404
Income taxes on operating income	(53,833)	(44,537)	(22,812)
Realized gains/losses on investments (A)	12,455	(18,061)	(79,542)
Change in net unrealized gains/losses on derivatives (A)	2,961	(2,209)	11,801
Consolidated net income (loss) attributable to FBL Financial Group, Inc.	$120,653	$69,835	$(18,149)

	December 31,
	2010	2009
	(Dollars in thousands)
Assets:
Traditional Annuity - Exclusive Distribution	$3,172,023	$2,786,453
Traditional Annuity - Independent Distribution	7,658,225	7,651,620
Traditional and Universal Life Insurance	2,487,566	2,431,443
Variable	1,199,060	1,129,836
Corporate and Other	757,183	571,316
	15,274,057	14,570,668
Unrealized gains (losses) in accumulated other comprehensive income (loss) (A)	60,043	(180,509)
Other classification adjustments (B)	—	(130,818)
Consolidated assets	$15,334,100	$14,259,341

(A)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and income taxes attributable to these items.

(B)	Beginning in 2010, other classification adjustments are no longer required due to methodology changes in allocating assets.

Depreciation and amortization related to property and equipment are allocated to the product segments while the related property, equipment and capitalized software are allocated to the Corporate and Other segment. Depreciation and amortization for the Corporate and Other segment include $2.2 million for 2010, $2.9 million for 2009 and $5.9 million for 2008 relating to leases with affiliates. In the consolidated statements of operations, we record these depreciation amounts net of related lease income from affiliates.

Our investment in equity method investees, the related equity income and interest expense are attributable to the Corporate and Other segment. Expenditures for long-lived assets were not significant during the periods presented above. Goodwill at December 31, 2010 and 2009 is allocated among the segments as follows: Exclusive Annuity ($3.9 million), Traditional and Universal Life Insurance ($6.1 million) and Corporate ($1.2 million).

Premiums collected, which is not a measure used in financial statements prepared according to GAAP, include premiums received on life insurance policies and deposits on annuities and universal life-type products. Net premiums collected totaled $1,030.8 million in 2010, $1,231.0 million in 2009 and $2,156.9 million in 2008.

Under GAAP, premiums on whole life and term life policies are recognized as revenues over the premium-paying period and reported in the Traditional and Universal Life Insurance segment. The following chart provides a reconciliation of life insurance premiums collected to those reported in the GAAP financial statements.

Reconciliation of Traditional Life Insurance Premiums, Net of Reinsurance

	Year ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Traditional and universal life insurance premiums collected	$218,942	$209,065	$202,845
Premiums collected on interest sensitive products	(56,727)	(54,303)	(54,340)
Traditional life insurance premiums collected	162,215	154,762	148,505
Change in due premiums and other	(159)	913	681
Traditional life insurance premiums	$162,056	$155,675	$149,186

There is no comparable GAAP financial measure for premiums collected on annuities and universal life-type products. GAAP revenues for those interest sensitive, indexed and variable products consist of various policy charges and fees assessed on those contracts, as summarized in the chart below.

Interest Sensitive and Index Product Charges by Segment

	Year ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Traditional Annuity - Exclusive Distribution
Administration charges	$20	$37	$72
Surrender charges	536	778	922
Total	$556	$815	$994

Traditional Annuity - Independent Distribution
Surrender charges	$25,275	$63,776	$30,467

Traditional and Universal Life Insurance
Administration charges	$9,358	$7,873	$8,012
Cost of insurance charges	34,757	38,052	38,043
Surrender charges	550	591	495
Amortization of policy initiation fees	1,292	1,390	1,005
Total	$45,957	$47,906	$47,555

Variable
Administration charges	$6,884	$6,915	$7,264
Cost of insurance charges	29,670	29,476	28,975
Surrender charges	1,572	1,705	1,619
Separate account charges	8,574	7,377	9,188
Amortization of policy initiation fees	1,255	903	1,137
Total	$47,955	$46,376	$48,183

Consolidated interest sensitive and index product charges	$119,743	$158,873	$127,199

Premium Concentration by State

	Year ended December 31,
	2010	2009	2008
Life and annuity collected premiums (excluding Independent Annuity segment):
Iowa	26.2%	28.3%	27.3%
Kansas	20.7	18.5	18.0
Oklahoma	8.1	11.1	9.4
Independent Annuity segment collected premiums:
Pennsylvania	11.3	10.4	9.8
Florida	10.3	9.9	9.1
California	9.5	6.7	6.9
Texas	1.5	7.1	6.7

15) Quarterly Financial Information (Unaudited)

Unaudited Quarterly Results of Operations

	2010
Quarter ended	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share data)
Premiums and product charges	$69,248	$73,226	$67,092	$72,233
Net investment income	178,089	179,908	181,974	181,399
Derivative income (loss)	22,336	(54,285)	39,826	52,697
Realized gains (losses) on investments	(3,293)	(4,907)	5,099	33,691
Total revenues	269,399	197,873	297,553	343,796
Net income attributable to FBL Financial Group, Inc.	18,021	22,323	28,677	51,632

Earnings per common share	$0.59	$0.73	$0.94	$1.69
Earnings per common share - assuming dilution	$0.59	$0.73	$0.93	$1.67

	2009
Quarter ended	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share data)
Premiums and product charges	$79,094	$93,945	$72,491	$69,018
Net investment income	184,069	182,772	180,168	177,644
Derivative income (loss)	(24,601)	17,000	49,426	25,690
Realized gains (losses) on investments	(19,670)	6,121	870	(8,186)
Total revenues	223,478	304,499	307,543	279,066
Net income (loss) attributable to FBL Financial Group, Inc.	(1,490)	24,418	15,915	30,992

Earnings (loss) per common share	$(0.05)	$0.81	$0.53	$1.03
Earnings (loss) per common share - assuming dilution	$(0.05)	$0.81	$0.53	$1.02

Net income increased $3.0 million in the second quarter of 2010 and $7.2 million in the fourth quarter of 2009 due to the impact of refining certain reserve estimates and related items such as deferred policy acquisition costs as discussed in Note 1, "Significant Accounting Policies - Future Policy Benefits." Net income also increased $7.2 million in the fourth quarter of 2009 due to the gain on the reinsurance recapture transaction with EMCNL as discussed in Note 5, "Reinsurance and Policy Provisions."

The differences between the derivative income (loss) by quarter primarily correspond to the performance of the indices upon which our call options are based and the timing of option settlements. These differences are partially offset by changes to the embedded derivatives in index contracts included in benefits and expenses.

Quarterly Net Impact of Changes in Unrealized Gains and Losses on Derivatives

Quarter ended	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands)
2010	$(958)	$(76)	$(3,077)	$7,072
2009	$1,682	$(1,325)	$(5,240)	$2,674

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

Our internal control over financial reporting changes from time-to-time as we modify and enhance our systems and processes to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. Any significant changes in controls are evaluated prior to implementation to help ensure the continued effectiveness of our internal controls and internal control environment. While changes have taken place in our internal controls during the quarter ended December 31, 2010, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

See Item 8 for Management's Report on Internal Control Over Financial Reporting. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this examination.

ITEM 9B. OTHER INFORMATION

There is no information required to be disclosed on Form 8-K for the quarter ended December 31, 2010 which has not been previously reported.

PART III

The information required by Part III, Items 10 through 14, is hereby incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2010.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements. See Table of Contents following the cover page for a list of financial statements included in this Report.

	2.	Financial Statement Schedules. The following financial statement schedules are included as part of this Report immediately following the signature page:

		Schedule I - Summary of Investments

		Schedule II - Condensed Financial Information of Registrant (Parent Company)

		Schedule III - Supplementary Insurance Information

		Schedule IV - Reinsurance

All other schedules are omitted, either because they are not applicable, not required, or because the information they contain is included elsewhere in the consolidated financial statements or notes.

3.	Exhibits.

3.1(a)	Restated Articles of Incorporation, filed with Iowa Secretary of State March 19, 1996 (F)
3.1(b)	Articles of Amendment, Designation of Series A Preferred Stock, filed with Iowa Secretary of State April 30, 1996 (F)
3.1(c)	Articles of Amendment, Designation of Series B Preferred Stock, filed with Iowa Secretary of State May 30, 1997 (F)
3.1(d)	Articles of Correction, filed with Iowa Secretary of State October 27, 2000 (F)
3.1(e)	Articles of Amendment, filed with Iowa Secretary of State May 15, 2003 (F)
3.1(f)	Articles of Amendment, filed with Iowa Secretary of State May 14, 2004 (F)
3.2	Second Restated and Amended Bylaws, as amended through February 17, 2010 (W)
4.1	Form of Class A Common Stock Certificate of the Registrant (A)
4.2	Restated Stockholders' Agreement Regarding Management and Transfer of Shares of Class B Common Stock of FBL Financial Group, Inc. dated as of March 31, 2004 (F)
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

4.4(a)	Master Transaction Agreement between Federal Home Loan Bank of Des Moines and Farm Bureau Life Insurance Company dated May 1, 2006 (L)
4.4(b)	Advance Agreement between Federal Home Loan Bank of Des Moines and Farm Bureau Life Insurance Company dated September 12, 2006 (L)
4.5(a)	Master Transaction Agreement between Federal Home Loan Bank of Des Moines and EquiTrust Life Insurance Company dated December 24, 2008 (V)
4.5(b)	Advance Agreement between Federal Home Loan Bank of Des Moines and EquiTrust Life Insurance Company dated December 24, 2008 (V)
4.6	Indenture, dated as of April 12, 2004, between FBL Financial Group, Inc. and Deutsche Bank Trust Company Americas as Trustee (E)
4.7	Form of 5.85% Senior Note Due 2014 (E)
4.8
Form of $100 million 9.25% Senior Notes Due 2011 and attached registration rights agreement. These documents are not filed pursuant to the exception of Regulation S-K, Item 601(b)(4)(iii)(A); FBL Financial Group, Inc. agrees to furnish these documents to the Commission upon request.

4.9	Indenture, dated as of March 12, 2007, between FBL Financial Group, Inc. and LaSalle Bank National Association as Trustee (N)

4.9(a)+
Instrument of Resignation, Appointment and Acceptance, between FBL Financial Group, Inc., LaSalle Bank National Association as prior Trustee and Commerce Bank, N.A. as successor Trustee, dated February 18, 2009

4.10	Form of 5.875% Senior Note Due 2017 (N)
10.1*+	2006 Class A Common Stock Compensation Plan as amended through August 19, 2009
10.1(a)*+	Form of Stock Option Agreement, pursuant to the FBL Financial Group, Inc. 2006 Class A Common Stock Compensation Plan
10.2	Trademark License from the American Farm Bureau Federation to Farm Bureau Life Insurance Company dated May 20, 1987 (A)
10.3	Membership Agreement between American Farm Bureau Federation and the Iowa Farm Bureau Federation dated February 13, 1987 (A)
10.4	Form of Royalty Agreement with Farm Bureau organizations adopted 2009 (V)
10.4(a)	Forbearance letter agreement dated August 12, 2010 between FBL Financial Group, Inc. and Iowa Farm Bureau Federation (Y)
10.5*	Executive Salary and Bonus Deferred Compensation Plan, effective June 1, 2005 (I)
10.6*	2008 Revised Rules for Payment of Meeting Fees, Retainers and Expenses to the Board of Directors (P)
10.7	Form of Services Agreement between FBL Financial Group, Inc. and Farm Bureau Management Corporation, dated as of January 1, 1996 (A)
10.8	Management Services Agreement between FBL Financial Group, Inc. and Farm Bureau Property Casualty effective as of January 1, 2003 (D)
10.9*	Management Performance Plan (2009) (R)
10.10*	Management Performance Plan (2010) (V)
10.11	Lease Agreement dated as of March 31, 1998 between IFBF Property Management, Inc., FBL Financial Group, Inc. and Farm Bureau Property Casualty Insurance Company (C)
10.12	Building Management Services Agreement dated as of March 31, 1998 between IFBF Property Management, Inc. and FBL Financial Group, Inc. (C)
10.13	Coinsurance Agreement between EquiTrust Life Insurance Company and American Equity Investment Life Insurance Company, dated December 29, 2003 (D)
10.14	First Amendment to the Coinsurance Agreement by and between EquiTrust Life Insurance Company and American Equity Investment Life Insurance Company, effective August 1, 2004 (G)
10.15*
Form of Restricted Stock Agreement, dated as of February 19, 2008 between the Company and each of James W. Noyce, Richard J. Kypta, John M. Paule, Bruce A. Trost, James P. Brannen, Douglas W. Gumm, David T. Sebastian and Donald J. Seibel (P)

10.16*
Form of Restricted Stock Agreement, dated as of February 17, 2009 between the Company and each of James W. Noyce, Richard J. Kypta, John M. Paule, Bruce A. Trost, James P. Brannen, Douglas W. Gumm, Charles T. Happel, David T. Sebastian and Donald J. Seibel (R)

10.17*	Employment Contract dated as of April 29, 2009 between the Company and James E. Hohmann, CEO (R)
10.18*	Restricted Stock Agreement dated as of April 29, 2009 between the Company and James E. Hohmann, CEO (R)
10.18(a)*
Bonus Metrics Schedule dated June 29, 2009 for 2009 Restricted Stock Agreement between James E. Hohmann and FBL Financial Group dated April 29, 2009 (Confidential treatment has been requested for portions of this exhibit and confidential portions have been filed with the Securities and Exchange Commission) (U)

10.19*	Director Compensation Plan as amended through May 19, 2010 (X)
10.20*	Termination Agreement and Release of All Claims, by and between Bruce A. Trost and FBL Financial Group, Inc. signed July 23, 2010. (Y)
10.21*	Form of Restricted Stock Agreement, dated as of February 16, 2010 between the Company and each of James P. Brannen, Charles T. Happel, Kevin R. Slawin and Bruce A. Trost (W)
10.22*	Form of Restricted Stock Agreement, dated February 17, 2010 between the Company and James E. Hohmann (W)
10.23*	Bonus Restricted Stock Agreement dated March 5, 2010 between the Company and James E. Hohmann (W)

12+	Statement Regarding Computation of Ratios of Earnings to Fixed Charges
21+	Subsidiaries of FBL Financial Group, Inc.
23+	Consent of Independent Registered Public Accounting Firm
31.1+	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* exhibit relates to a compensatory plan for management or directors
+ filed herewith

Incorporated by reference to:
(A)	Form S-1 filed on July 11, 1996, File No. 333-04332
(B)	Form 8-K filed on June 6, 1997, File No. 001-11917
(C)	Form 10-Q for the period ended March 31, 1998, File No. 001-11917
(D)	Form 10-K for the period ended December 31, 2003, File No. 001-11917
(E)	Form S-4 filed on May 5, 2004, File No. 333-115197
(F)	Form 10-Q for the period ended June 30, 2004, File No. 001-11917
(G)	Form 10-Q for the period ended September 30, 2004, File No. 001-11917
(H)	Reserved
(I)	Form 10-Q for the period ended June 30, 2005, File No. 001-11917
(J)	Reserved
(K)	Form 10-Q for the period ended June 30, 2006, File No. 001-11917
(L)	Form 10-Q for the period ended September 30, 2006, File No. 001-11917
(M)	Form 10-K for the period ended December 31, 2006, File No. 001-11917
(N)	Form S-4 filed on April 6, 2007, File No. 333-141949
(O)	Definitive Proxy Statement filed on March 30, 2007, File No. 00111-11917
(P)	Form 10-K for the period ended December 31, 2007, File No. 001-11917
(Q)	Definitive Proxy Statement filed on March 31, 2008, File No. 001-11917
(R)	Form 10-Q for the period ended March 31, 2009, File No. 001-11917
(S)	Form 10-Q for the period ended June 30, 2009, File No. 001-11917
(T)	Form 10-Q for the period ended September 30, 2009, File No. 001-11917
(U)	Form 10-Q/A for the period ended June 30, 2009, filed November 30, 2009, File No. 001-11917
(V)	Form 10-Q for the period ended December 31, 2009, File No. 001-11917
(W)	Form 10-Q for the period ended March 31, 2010, File No. 001-11917
(X)	Definitive Proxy Statement filed on March 31, 2010, File No. 001-11917
(Y)	Form 10-Q for the period ended September 30, 2010, File No. 001-11917

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 18th day of February, 2011.

FBL Financial Group, Inc.

By: /s/ JAMES E HOHMANN
James E. Hohmann
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated;

Signature	Title	Date

/s/ JAMES E. HOHMANN James E. Hohmann	Chief Executive Officer (Principal Executive Officer) and Director	February 18, 2011

/s/ JAMES P. BRANNEN James P. Brannen	Chief Financial Officer and Chief Administrative Officer (Principal Financial and Accounting Officer)	February 18, 2011

/s/ CRAIG A. LANG Craig A. Lang	Chairman of the Board and Director	February 18, 2011

/s/ JERRY L. CHICOINE Jerry L. Chicoine	Vice Chair and Director	February 18, 2011

/s/ STEVE L. BACCUS Steve L. Baccus	Director	February 18, 2011

/s/ ROGER K. BROOKS Roger K. Brooks	Director	February 18, 2011

/s/ TIM H. GILL Tim H. Gill	Director	February 18, 2011

/s/ ROBERT H. HANSON Robert H. Hanson	Director	February 18, 2011

/s/ CRAIG D. HILL Craig D. Hill	Director	February 18, 2011

/s/ PAUL E. LARSON Paul E. Larson	Director	February 18, 2011

/s/ EDWARD W. MEHRER Edward W. Mehrer	Director	February 18, 2011

/s/ KEITH R. OLSEN Keith R. Olsen	Director	February 18, 2011

/s/ KEVIN G. ROGERS Kevin G. Rogers	Director	February 18, 2011

/s/ JOHN E. WALKER John E. Walker	Director	February 18, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULES

The Board of Directors and Stockholders
FBL Financial Group, Inc.

We have audited the consolidated balance sheets of FBL Financial Group, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2010, and have issued our report thereon dated February 18, 2011 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedules listed in Item 15(a)2 of this Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein. As discussed in Note 1 to the consolidated financial statements, in response to new accounting standards, effective July 1, 2010, the Company changed its method of accounting with respect to certain investments with embedded credit derivatives and effective January 1, 2009, the Company changed its method of accounting for other-than-temporary impairments.

/s/ Ernst & Young LLP

Des Moines, Iowa
February 18, 2011

Schedule I - Summary of Investments - Other
Than Investments in Related Parties
FBL FINANCIAL GROUP, INC.
December 31, 2010

Column A	Column B	Column C	Column D
Type of Investment	Cost (1)	Value	Amount at which shown in the balance sheet
	(Dollars in thousands)
Fixed maturity securities, available for sale:
Bonds:
Corporate securities	$5,216,022	$5,469,199	$5,469,199
Mortgage and asset-backed securities	3,283,618	3,265,593	3,265,593
United States Government and agencies	127,251	134,085	134,085
State, municipal and other governments	2,344,694	2,256,902	2,256,902
Collateralized debt obligation	2,745	2,745	2,745
Total	10,974,330	$11,128,524	11,128,524

Equity securities, available for sale:
Common stocks:
Banks, trusts and insurance companies	34,819	$35,062	35,062
Industrial, miscellaneous and all other	2,221	2,573	2,573
Nonredeemable preferred stocks	40,649	41,021	41,021
Total	77,689	$78,656	78,656

Mortgage loans	1,255,742		1,254,437
Derivative instruments (3)	(14,126)	$40,729	40,729
Investment real estate (2)	2,559		2,541
Real estate acquired in satisfaction of debt	11,013		11,013
Policy loans	170,341		170,341
Other long-term investments	132		132
Short-term investments	383,369		383,369
Total investments	$12,861,049		$13,069,742

(1)
On the basis of cost adjusted for repayments and amortization of premiums and accrual of discounts for fixed maturities and short-term investments; original cost for equity securities, real estate and other long-term investments; original cost net of collateral received for derivative instruments; and unpaid principal balance for mortgage loans and policy loans.

(2)	Amount shown on balance sheet differs from cost due to allowance for possible losses deducted from cost.
(3)
Cost includes the original cost of options we own of $82,882 less collateral received from counterparties of $97,008, as collateral received is netted against the options pursuant to a master netting agreement.

Schedule II - Condensed Financial Information of Registrant
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Condensed Balance Sheets
(Dollars in thousands)

	December 31,
	2010	2009
Assets
Investments in subsidiaries (eliminated in consolidation)	$1,477,687	$1,206,999
Fixed maturities - available for sale, at fair value (amortized cost: 2010 - $5,541; 2009 - $8,188)	5,376	7,884
Short-term investments	22,264	8,629
Cash and cash equivalents	815	527
Amounts receivable from affiliates	1,560	7,640
Amounts receivable from subsidiaries (eliminated in consolidation)	1,863	1,337
Accrued investment income	120	127
Current income taxes recoverable	402	5,832
Deferred income taxes	12,270	9,005
Other assets	3,368	2,680
Total assets	$1,525,725	$1,250,660

Liabilities and stockholders' equity
Liabilities:
Accrued expenses and other liabilities	$7,615	$7,632
Amounts payable to affiliates	554	721
Amounts payable to subsidiaries (eliminated in consolidation)	66	67
Short-term debt payable to affiliates	100,000	—
Long-term debt payable to affiliates	—	100,000
Long-term debt payable to non-affiliates	271,168	271,084
Total liabilities	379,403	379,504

Stockholders' equity:
Preferred stock	3,000	3,000
Class A common stock	118,165	109,877
Class B common stock	7,522	7,522
Accumulated other comprehensive income (loss)	39,895	(118,730)
Retained earnings	977,740	869,487
Total stockholders' equity	1,146,322	871,156
Total liabilities and stockholders' equity	$1,525,725	$1,250,660

See accompanying notes to condensed financial statements.

Schedule II -Condensed Financial Information of Registrant (Continued)
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Condensed Statements of Operations
(Dollars in thousands)

	Year Ended December 31,
	2010	2009	2008
Revenues:
Net investment income	$432	$609	$1,717
Derivative loss	(48)	(3,319)	—
Realized gains (losses) on investments	275	545	(3,524)
Dividends from subsidiaries (eliminated in consolidation)	21,100	18,100	24,300
Management fee income from affiliates	3,359	3,750	3,509
Management fee income from subsidiaries (eliminated in consolidation)	3,196	3,555	6,589
Other income	20	276	(121)
Total revenues	28,334	23,516	32,470
Expenses:
Interest expense	24,447	25,256	19,540
General and administrative expenses	8,239	7,626	5,784
Total expenses	32,686	32,882	25,324
	(4,352)	(9,366)	7,146
Income tax benefit	8,161	8,573	6,179
Income (loss) before equity in undistributed income of subsidiaries	3,809	(793)	13,325
Equity in undistributed income (loss) (dividends in excess of equity income/loss) of subsidiaries (eliminated in consolidation)	116,844	70,628	(31,474)
Net income (loss)	$120,653	$69,835	$(18,149)

See accompanying notes to condensed financial statements.

Schedule II - Condensed Financial Information of Registrant (Continued)
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Condensed Statements of Cash Flows
(Dollars in thousands)

	Year ended December 31,
	2010	2009	2008
Net cash used in operating activities	$(7,617)	$(17,328)	$(8,729)

Investing activities
Sales of fixed maturities - available for sale	2,970	7,887	2,116
Acquisitions of fixed maturities - available for sale	—	—	(15,460)
Short-term investments - net	(13,636)	57,167	(59,879)
Dividends from subsidiaries (eliminated in consolidation)	21,100	18,100	24,300
Net cash provided by (used in) investing activities	10,434	83,154	(48,923)

Financing activities
Proceeds from debt	—	—	133,400
Repayments of debt	—	(60,000)	(20,000)
Excess tax deductions on stock-based compensation	936	310	134
Issuance of common stock	4,244	2,437	1,130
Capital contributions to subsidiary	—	—	(40,551)
Dividends paid	(7,709)	(9,500)	(15,060)
Net cash provided by (used in) financing activities	(2,529)	(66,753)	59,053
Increase (decrease) in cash and cash equivalents	288	(927)	1,401
Cash and cash equivalents at beginning of year	527	1,454	53
Cash and cash equivalents at end of year	$815	$527	$1,454

Supplemental disclosure of cash flow information
Cash received during the year for income taxes	$10,550	$3,726	$4,789
Cash paid during the year for interest	24,363	25,265	18,843
Non-cash investing activity:
Fixed maturity securities contributed to subsidiary	—	—	(41,649)

Schedule II - Condensed Financial Information of Registrant (Continued)
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Notes to Condensed Financial Statements
December 31, 2010

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

2. Dividends from Subsidiaries

The parent company received cash dividends totaling $21.1 million in 2010, $18.1 million in 2009 and $24.3 million in 2008.

3. Debt

See Note 7 to the consolidated financial statements for a description of the parent company's debt. This debt matures as follows: 2011 - $100.0 million; 2014 - $75.0 million; and 2016 and thereafter, through 2047 - $197.0 million.

Schedule III - Supplementary Insurance Information
FBL FINANCIAL GROUP, INC.

Column A	Column B	Column C	Column D	Column E
	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned revenues	Other policyholder funds
	(Dollars in thousands)
December 31, 2010:
Traditional Annuity-Exclusive Distribution	$98,896	$2,580,265	$—	$370,720
Traditional Annuity-Independent Distribution	403,036	7,177,337	—	152,660
Traditional and Universal Life Insurance	250,688	1,957,834	10,577	157,646
Variable	150,109	258,411	15,675	13,592
Corporate and Other	—	60,912	2	126
Impact of unrealized gains/losses	(90,704)	—	(1,283)	—
Total	$812,025	$12,034,759	$24,971	$694,744

December 31, 2009:
Traditional Annuity-Exclusive Distribution	$90,762	$2,159,670	$—	$368,747
Traditional Annuity-Independent Distribution	421,508	7,131,636	—	149,132
Traditional and Universal Life Insurance	237,665	1,901,767	9,666	153,092
Variable	155,221	235,833	16,342	10,258
Corporate and Other	—	61,618	—	88
Impact of unrealized gains/losses	196,077	—	1,492	—
Total	$1,101,233	$11,490,524	$27,500	$681,317

December 31, 2008:
Traditional Annuity-Exclusive Distribution	$89,714	$1,970,182	$—	$382,874
Traditional Annuity-Independent Distribution	479,288	7,574,394	—	134,029
Traditional and Universal Life Insurance	245,020	2,060,176	10,995	156,161
Variable	153,396	229,728	16,727	9,466
Corporate and Other	—	64,249	—	69
Impact of unrealized gains/losses	398,191	—	6,941	—
Total	$1,365,609	$11,898,729	$34,663	$682,599

Schedule III - Supplementary Insurance Information (Continued)
FBL FINANCIAL GROUP, INC.

Column A	Column F	Column G	Column H	Column I	Column J
	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses
	(Dollars in thousands)
December 31, 2010:
Traditional Annuity-Exclusive Distribution	$557	$170,891	$98,841	$8,613	$7,720
Traditional Annuity-Independent Distribution	25,275	390,525	337,866	58,989	17,675
Traditional and Universal Life Insurance	207,982	133,415	192,985	23,833	47,201
Variable	47,936	16,566	22,330	10,645	16,407
Corporate and Other	—	9,973	—	—	2,326
Change in net unrealized gains/losses on derivatives	—	—	17,513	(1,118)	—
Impact of realized gains/losses	49	—	4,354	6,985	137
Total	$281,799	$721,370	$673,889	$107,947	$91,466

December 31, 2009:
Traditional Annuity-Exclusive Distribution	$812	$155,177	$94,833	$10,938	$9,322
Traditional Annuity-Independent Distribution	63,777	404,656	262,650	83,563	19,231
Traditional and Universal Life Insurance	203,595	139,724	182,696	22,742	41,278
Variable	46,430	15,841	23,510	4,764	24,076
Corporate and Other	—	9,255	—	—	2,141
Change in net unrealized gains/losses on derivatives	—	—	151,416	8,810	—
Impact of realized gains/losses	(66)	—	632	6,210	13
Total	$314,548	$724,653	$715,737	$137,027	$96,061

December 31, 2008:
Traditional Annuity-Exclusive Distribution	$994	$145,309	$93,815	$11,948	$10,002
Traditional Annuity-Independent Distribution	30,467	395,127	234,713	78,214	15,075
Traditional and Universal Life Insurance	196,873	143,324	207,192	18,156	41,693
Variable	48,209	14,257	24,883	15,540	24,881
Corporate and Other	—	9,855	—	—	2,448
Change in net unrealized gains/losses on derivatives	—	—	(161,526)	29,668	—
Impact of realized gains/losses	(158)	—	(7,862)	(25,412)	(820)
Total	$276,385	$707,872	$391,215	$128,114	$93,279

Schedule IV - Reinsurance
FBL FINANCIAL GROUP, INC.

Column A	Column B	Column C	Column D	Column E	Column F
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percent of amount assumed to net
	(Dollars in thousands)
Year ended December 31, 2010:
Life insurance in force, at end of year	$48,394,692	$10,213,574	$92,321	$38,273,439	0.2%
Insurance premiums and other considerations:
Interest sensitive and index product charges	$114,045	$1,091	$6,789	$119,743	5.7%
Traditional life insurance premiums	183,432	21,376	—	162,056	—
Accident and health premiums	9,915	9,519	—	396	—
	$307,392	$31,986	$6,789	$282,195	2.4
Year ended December 31, 2009:
Life insurance in force, at end of year	$46,025,214	$9,489,089	$94,024	$36,630,149	0.3%
Insurance premiums and other considerations:
Interest sensitive and index product charges	$145,184	$1,075	$14,764	$158,873	9.3%
Traditional life insurance premiums	173,350	20,013	2,338	155,675	1.5
Accident and health premiums	10,531	10,138	—	393	—
	$329,065	$31,226	$17,102	$314,941	5.4

Year ended December 31, 2008:
Life insurance in force, at end of year	$43,513,321	$9,144,223	$1,503,808	$35,872,906	4.2%
Insurance premiums and other considerations:
Interest sensitive and index product charges	$109,522	$1,120	$18,797	$127,199	14.8%
Traditional life insurance premiums	165,775	19,924	3,335	149,186	2.2
Accident and health premiums	11,155	10,777	—	378	—
	$286,452	$31,821	$22,132	$276,763	8.0