Form 10-Q
period 2011-03-31
FBL FINANCIAL GROUP INC
filed 2011-05-09
CIK 1012771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:
Title of each class	Outstanding at May 5, 2011
Class A Common Stock, without par value	29,940,315
Class B Common Stock, without par value	1,192,990

FBL FINANCIAL GROUP, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

ITEM 1. FINANCIAL STATEMENTS

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	March 31, 2011	December 31, 2010
Assets
Investments:
Fixed maturity securities - available for sale, at fair value (amortized cost: 2011 - $11,229,423; 2010 - $10,974,330)	$11,458,999	$11,128,524
Equity securities - available for sale, at fair value (cost: 2011 - $77,936; 2010 - $77,689)	80,613	78,656
Mortgage loans	1,249,905	1,254,437
Derivative instruments	40,924	40,729
Real estate	13,500	13,554
Policy loans	169,498	170,341
Other long-term investments	125	132
Short-term investments	226,653	383,369
Total investments	13,240,217	13,069,742

Cash and cash equivalents	116,994	4,794
Securities and indebtedness of related parties	65,143	57,832
Accrued investment income	150,259	135,384
Amounts receivable from affiliates	3,526	2,025
Reinsurance recoverable	124,461	122,326
Deferred policy acquisition costs	777,688	812,025
Deferred sales inducements	246,748	259,148
Value of insurance in force acquired	24,887	27,706
Current income taxes recoverable	—	17,914
Other assets	75,355	72,154
Assets held in separate accounts	774,774	753,050

Total assets	$15,600,052	$15,334,100

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

	March 31, 2011	December 31, 2010
Liabilities and stockholders' equity
Liabilities:
Policy liabilities and accruals:
Future policy benefits:
Interest sensitive and index products	$10,854,119	$10,645,927
Traditional life insurance and accident and health products	1,370,771	1,362,410
Other policy claims and benefits	51,395	51,393
Supplementary contracts without life contingencies	499,827	506,167
Advance premiums and other deposits	195,449	188,577
Amounts payable to affiliates	2,706	573
Short-term debt payable to affiliates	100,000	100,000
Long-term debt payable to non-affiliates	271,191	271,168
Current income taxes	8,281	—
Deferred income taxes	135,646	131,174
Other liabilities	145,711	177,247
Liabilities related to separate accounts	774,774	753,050
Total liabilities	14,409,870	14,187,686

Stockholders' equity:
FBL Financial Group, Inc. stockholders' equity:
Preferred stock, without par value, at liquidation value - authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 29,941,672 shares in 2011 and 29,749,068 shares in 2010	123,084	118,165
Class B common stock, without par value - authorized 1,500,000 shares, issued and outstanding 1,192,990 shares	7,522	7,522
Accumulated other comprehensive income	54,194	39,895
Retained earnings	1,002,292	977,740
Total FBL Financial Group, Inc. stockholders' equity	1,190,092	1,146,322
Noncontrolling interest	90	92
Total stockholders' equity	1,190,182	1,146,414
Total liabilities and stockholders' equity	$15,600,052	$15,334,100

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share data)

	Three months ended March 31,
	2011	2010
Revenues:
Interest sensitive and index product charges	$30,803	$30,003
Traditional life insurance premiums	41,387	39,245
Net investment income	186,519	178,089
Derivative income	35,540	22,336
Net realized capital gains on sales of investments	4,384	4,729

Total other-than-temporary impairment losses	(18,062)	(27,154)
Non-credit portion in other comprehensive income	5,738	19,132
Net impairment loss recognized in earnings	(12,324)	(8,022)

Other income	4,999	3,019
Total revenues	291,308	269,399

Benefits and expenses:
Interest sensitive and index product benefits	136,286	122,184
Change in value of index product embedded derivatives	12,251	26,056
Traditional life insurance benefits	36,598	37,309
Policyholder dividends	4,300	4,673
Underwriting, acquisition and insurance expenses	53,984	43,938
Interest expense	6,109	6,118
Other expenses	4,900	4,254
Total benefits and expenses	254,428	244,532
	36,880	24,867
Income taxes	(11,788)	(7,955)
Equity income, net of related income taxes	1,399	1,095
Net income	26,491	18,007
Net loss attributable to noncontrolling interest	2	14
Net income attributable to FBL Financial Group, Inc.	$26,493	$18,021

Earnings per common share	$0.86	$0.59
Earnings per common share - assuming dilution	$0.85	$0.59

Cash dividends per common share	$0.0625	$0.0625

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands)

	FBL Financial Group, Inc. Stockholders' Equity
	Series B Preferred Stock	Class A and Class B Common Stock (a)	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interest	Total Stockholders' Equity
Balance at January 1, 2010	$3,000	$117,399	$(118,730)	$869,487	$121	$871,277
Comprehensive income:
Net income - three months ended March 31, 2010	—	—	—	18,021	(14)	18,007
Change in net unrealized investment gains/losses	—	—	91,190	—	—	91,190
Non-credit impairment losses	—	—	(8,084)	—	—	(8,084)
Change in underfunded status of other postretirement benefit plans	—	—	112	—	—	112
Total comprehensive income (b)						101,225
Stock-based compensation, including the net issuance of 226,872 common shares under compensation plans	—	1,913	—	—	—	1,913
Dividends on preferred stock	—	—	—	(38)	—	(38)
Dividends on common stock	—	—	—	(1,884)	—	(1,884)
Receipts related to noncontrolling interest	—	—	—	—	22	22
Balance at March 31, 2010	$3,000	$119,312	$(35,512)	$885,586	$129	$972,515

Balance at January 1, 2011	$3,000	$125,687	$39,895	$977,740	$92	$1,146,414
Comprehensive income:
Net income - three months ended March 31, 2011	—	—	—	26,493	(2)	26,491
Change in net unrealized investment gains/losses	—	—	16,448	—	—	16,448
Non-credit impairment losses	—	—	(2,144)	—	—	(2,144)
Change in underfunded status of other postretirement benefit plans	—	—	(5)	—	—	(5)
Total comprehensive income (b)						40,790
Stock-based compensation, including the net issuance of 192,604 common shares under compensation plans	—	4,919	—	—	—	4,919
Dividends on preferred stock	—	—	—	(38)	—	(38)
Dividends on common stock	—	—	—	(1,903)	—	(1,903)
Balance at March 31, 2011	$3,000	$130,606	$54,194	$1,002,292	$90	$1,190,182

(a)	All activity for the periods shown relates to Class A Common Stock.

(b)	Comprehensive income attributable to FBL Financial Group, Inc. aggregated $40,792 for the three months ended March 31, 2011 and $101,239 for the 2010 period.

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2011	2010
Operating activities
Net income	$26,491	$18,007
Adjustments to reconcile net income to net cash provided by operating activities:
Interest credited/index credits to account balances, excluding deferred sales inducements	111,326	108,019
Charges for mortality, surrenders and administration	(28,808)	(28,221)
Net realized losses on investments	7,940	3,293
Change in fair value of derivatives	(18,103)	7,943
Increase in traditional life and accident and health benefit accruals	8,361	11,530
Deferral of policy acquisition costs	(36,616)	(18,819)
Amortization of deferred policy acquisition costs, deferred sales inducements and value of insurance in force	43,891	25,744
Change in reinsurance recoverable	(2,135)	(1,399)
Provision for deferred income taxes	(3,433)	1,004
Other	(10,809)	4,080
Net cash provided by operating activities	98,105	131,181

Investing activities
Sales, maturities or repayments:
Fixed maturity securities - available for sale	287,393	175,854
Mortgage loans	21,570	11,903
Derivative instruments	45,064	16,678
Policy loans	11,038	11,014
Securities and indebtedness of related parties	—	169
Acquisitions:
Fixed maturity securities - available for sale	(565,554)	(375,586)
Equity securities - available for sale	(247)	(7,854)
Mortgage loans	(17,050)	(2,700)
Derivative instruments	(12,318)	(13,437)
Policy loans	(10,193)	(10,313)
Securities and indebtedness of related parties	(5,223)	—
Short-term investments, net change	156,716	(15,101)
Disposals of property and equipment, net	(1,565)	(449)
Net cash used in investing activities	(90,369)	(209,822)

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Three months ended March 31,
	2011	2010
Financing activities
Contract holder account deposits	$393,377	$380,478
Contract holder account withdrawals	(290,651)	(268,284)
Receipts related to noncontrolling interests, net	—	22
Excess tax deductions on stock-based compensation	223	581
Issuance of common stock	3,456	762
Dividends paid	(1,941)	(1,922)
Net cash provided by financing activities	104,464	111,637
Increase in cash and cash equivalents	112,200	32,996
Cash and cash equivalents at beginning of period	4,794	11,690
Cash and cash equivalents at end of period	$116,994	$44,686

Supplemental disclosures of cash flow information
Cash paid (received) during the period for:
Interest	$6,463	$6,463
Income taxes	(10,431)	(3,893)
Non-cash operating activity:
Deferral of sales inducements	13,463	2,978

See accompanying notes.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2011

March 31, 2011

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

Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. We encourage you to refer to our consolidated financial statements and notes for the year ended December 31, 2010 included in our Annual Report on Form 10-K for a complete description of our material accounting policies. Also included in the Form 10-K is a description of areas of judgments and estimates and other information necessary to understand our financial position and results of operations.

Adoption of Recent Accounting Pronouncements

Effective January 1, 2011, we adopted guidance issued by the Financial Accounting Standards Board (FASB) which required expanded disclosures within Note 4, "Fair Value," of the purchases, sales, issuances and settlements of Level 3 financial instruments. Other than the expansion of disclosures, the adoption of this guidance had no impact on our consolidated financial statements.
Effective January 1, 2011, we adopted guidance issued by the FASB which clarified that investments held within the separate accounts of an insurance entity should not be combined with the insurer's general account interest in the same investments when determining whether consolidation is required, unless the separate account interests are held for the benefit of a related party. The adoption of this guidance had no impact on our consolidated financial statements.

Effective January 1, 2011, we adopted guidance issued by the FASB which modified the goodwill impairment test. Testing for goodwill impairment is a two-step process. When a goodwill impairment test is performed, we must assess whether the carrying amount of our reporting unit exceeds its fair value (Step 1). If it does, we must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). This guidance modified Step 1 of the goodwill impairment test for reporting units that have zero or negative carrying amounts. If the result of Step 1 does not indicate that a goodwill impairment exists, but our reporting units have zero or negative carrying values, this guidance requires us to perform Step 2 if it is more likely than not that a goodwill impairment exists. The adoption of this guidance had no impact on our consolidated financial statements.

Future Adoption of Recent Accounting Pronouncements

In April 2011, the FASB issued guidance related to the determination of whether a mortgage loan modification is a troubled debt restructuring. Under this guidance, if a restructuring constitutes a concession and the debtor is experiencing financial difficulties, a troubled debt restructuring has occurred. This guidance is effective on July 1, 2011 and will require retrospective application to any restructuring activities occurring since January 1, 2011. The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.

In September 2010, the FASB issued guidance related to accounting for costs associated with acquiring or renewing insurance contracts. The guidance defines allowable deferred acquisition costs as the incremental direct cost of contract acquisition and certain costs related directly to underwriting, policy issuance and processing. This guidance also allows for the deferral of advertising costs if 1) the primary purpose of the advertising is to elicit to customers who could be shown to have responded specifically to the advertising, and 2) the direct-response advertising results in probable future benefits. This guidance will be effective on January 1, 2012, with early adoption permitted. Companies may choose to apply the new guidance either prospectively or retrospectively. We plan to retrospectively adopt this guidance on January 1, 2012. This guidance is a significant change to current industry practice. We have not completed our evaluation of the new standard, however, adoption will likely result in a significant reduction to deferred policy acquisition costs and future related deferrals and amortization.

March 31, 2011

2. Investment Operations

Fixed Maturity and Equity Securities

Available-For-Sale Fixed Maturity and Equity Securities by Investment Category

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
	(Dollars in thousands)
Fixed maturity securities:
Corporate (2)	$5,425,881	$345,777	$(62,673)	$5,708,985
Residential mortgage-backed	1,942,305	64,324	(32,846)	1,973,783
Commercial mortgage-backed (3)	1,065,345	48,666	(49,739)	1,064,272
Other asset-backed	547,579	5,686	(50,504)	502,761
Collateralized debt obligation	3,127	—	—	3,127
United States Government and agencies	123,655	6,148	(2,831)	126,972
State, municipal and other governments (3)	2,121,531	27,032	(69,464)	2,079,099
Total fixed maturity securities	$11,229,423	$497,633	$(268,057)	$11,458,999

Equity securities:
Non-redeemable preferred stocks	$40,649	$2,871	$(916)	$42,604
Common stocks	37,287	726	(4)	38,009
Total equity securities	$77,936	$3,597	$(920)	$80,613

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
	(Dollars in thousands)
Fixed maturity securities:
Corporate (2)	$5,216,022	$347,490	$(94,313)	$5,469,199
Residential mortgage-backed	1,961,458	57,313	(49,533)	1,969,238
Commercial mortgage-backed (3)	1,034,478	54,158	(57,574)	1,031,062
Other asset-backed	535,844	5,178	(60,553)	480,469
Collateralized debt obligations	2,745	—	—	2,745
United States Government and agencies	127,251	7,059	(225)	134,085
State, municipal and other governments (3)	2,096,532	21,121	(75,927)	2,041,726
Total fixed maturity securities	$10,974,330	$492,319	$(338,125)	$11,128,524

Equity securities:
Non-redeemable preferred stocks	$40,649	$2,403	$(2,031)	$41,021
Common stocks	37,040	595	—	37,635
Total equity securities	$77,689	$2,998	$(2,031)	$78,656

March 31, 2011

(1)
Gross unrealized losses include non-credit losses on other-than-temporarily impaired corporate securities totaling $15.5 million at March 31, 2011 and $20.5 million at December 31, 2010, other asset-backed securities totaling $32.3 million at March 31, 2011 and $33.4 million at December 31, 2010, and residential mortgage-backed securities totaling $10.5 million at March 31, 2011 and $12.4 million at December 31, 2010.

(2)
Corporate securities include certain hybrid preferred securities with a carrying value of $246.7 million at March 31, 2011 and $239.8 million at December 31, 2010. Corporate securities also include redeemable preferred stock with a carrying value of $5.1 million at March 31, 2011 and $5.2 million at December 31, 2010.

(3)
Military housing fixed maturity securities with characteristics similar to commercial mortgage-backed securities and an estimated fair value of $215.2 million were reclassified as such during the first quarter 2011. These securities were previously included within the state, municipal and other governments category at December 31, 2010. Prior year amounts have been reclassified to conform to current period presentation. This classification change only impacts our notes to the consolidated financial statements.

Short-term investments have been excluded from the above schedules as amortized cost approximates fair value for these securities.

Available-For-Sale Fixed Maturity Securities by Maturity Date

	March 31, 2011
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due in one year or less	$153,158	$156,941
Due after one year through five years	1,331,166	1,416,862
Due after five years through ten years	2,385,866	2,564,998
Due after ten years	3,804,004	3,779,382
	7,674,194	7,918,183
Mortgage-backed and other asset-backed	3,555,229	3,540,816
Total fixed maturity securities	$11,229,423	$11,458,999

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Fixed maturity securities not due at a single maturity date have been included in the above table in the year of final contractual maturity.

Net Unrealized Gains (Losses) on Investments in Accumulated Other Comprehensive Income

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Unrealized appreciation (depreciation) on:
Fixed maturity securities - available for sale	$229,576	$154,194
Equity securities - available for sale	2,677	967
Interest rate swaps	(61)	(121)
	232,192	155,040
Adjustments for assumed changes in amortization pattern of:
Deferred policy acquisition costs	(130,595)	(90,704)
Deferred sales inducements	(12,122)	1,297
Value of insurance in force acquired	(8,133)	(5,697)
Unearned revenue reserve	1,876	1,283
Provision for deferred income taxes	(29,115)	(21,414)
	54,103	39,805
Proportionate share of net unrealized investment losses of equity investees	(8)	(14)
Net unrealized investment gains	$54,095	$39,791

The changes in net unrealized investment gains and losses are recorded net of deferred income taxes and other adjustments for assumed changes in the amortization pattern of deferred policy acquisition costs, deferred sales inducements, value of

March 31, 2011

insurance in force acquired and unearned revenue reserve totaling $62.9 million for the three months ended March 31, 2011 and $173.9 million for the three months ended March 31, 2010. Subsequent changes in fair value of securities for which a previous non-credit other-than-temporary impairment loss was recognized in other comprehensive income are reported along with changes in fair value for which no other-than-temporary impairment losses were previously recognized.

Fixed Maturity and Equity Securities with Unrealized Losses by Length of Time

	March 31, 2011
	Less than one year		One year or more		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Fixed maturity securities:
Corporate	$450,738	$(12,534)	$552,890	$(50,139)	$1,003,628	$(62,673)
Residential mortgage-backed	90,193	(658)	204,197	(32,188)	294,390	(32,846)
Commercial mortgage-backed	40,255	(786)	282,920	(48,953)	323,175	(49,739)
Other asset-backed	91,331	(627)	107,461	(49,877)	198,792	(50,504)
Unites States Government and agencies	55,346	(2,831)	—	—	55,346	(2,831)
State, municipal and other governments	693,467	(21,387)	327,929	(48,077)	1,021,396	(69,464)
Total fixed maturity securities	$1,421,330	$(38,823)	$1,475,397	$(229,234)	$2,896,727	$(268,057)

Equity securities:
Non-redeemable preferred stocks	$—	$—	$19,084	$(916)	$19,084	$(916)
Common stock	20	(4)	—	—	20	(4)
Total equities securities	$20	$(4)	$19,084	$(916)	$19,104	$(920)

	December 31, 2010
	Less than one year		One year or more		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Fixed maturity securities:
Corporate	$404,154	$(15,847)	$607,032	$(78,466)	$1,011,186	$(94,313)
Residential mortgage-backed	70,706	(793)	395,140	(48,740)	465,846	(49,533)
Commercial mortgage-backed	31,012	(379)	324,170	(57,195)	355,182	(57,574)
Other asset-backed	90,806	(529)	100,358	(60,024)	191,164	(60,553)
Unites States Government and agencies	40,787	(225)	—	—	40,787	(225)
State, municipal and other governments	808,147	(25,364)	328,678	(50,563)	1,136,825	(75,927)
Total fixed maturity securities	$1,445,612	$(43,137)	$1,755,378	$(294,988)	$3,200,990	$(338,125)

Equity securities:
Non-redeemable preferred stocks	$—	$—	$17,969	$(2,031)	$17,969	$(2,031)
Total equity securities	$—	$—	$17,969	$(2,031)	$17,969	$(2,031)

Included in the above tables are 587 securities from 451 issuers at March 31, 2011 and 625 securities from 478 issuers at December 31, 2010. The unrealized losses in fixed maturity securities are primarily due to wider spreads between the risk-free and corporate and other bond yields relative to the spreads when the securities were purchased. Because we do not intend to sell or believe we will be required to sell these fixed maturity investments before their anticipated recovery of amortized cost, we do not consider these investments to be other-than-temporarily impaired at March 31, 2011. The following summarizes the more significant unrealized losses of fixed maturity investments by investment category as of March 31, 2011.

Corporate securities: The unrealized losses on corporate securities represent 23.4% of our total unrealized losses. The largest losses remain in the finance sector ($430.9 million carrying value and $31.9 million unrealized loss). The largest unrealized

March 31, 2011

losses in the finance sector were in the banking ($270.2 million carrying value and $22.4 million unrealized loss) and the life insurance ($60.9 million carrying value and $4.5 million unrealized loss) sub-sectors. The unrealized losses across the finance sector are primarily attributable to a general widening in spread levels relative to the spreads at which we acquired the securities. Finance sector spreads have narrowed but remain historically wide in comparison to the narrowing experienced in the remaining sectors, contributing to the proportionately larger amount of unrealized losses for this sector.

The other corporate sectors containing our largest unrealized losses are utilities ($153.9 million carrying value and $8.0 million unrealized loss), basic industrial ($89.3 million carrying value and $6.1 million unrealized loss) and energy ($138.7 million carrying value and $5.8 million unrealized loss). The unrealized losses in these sectors are due to spread widening among several issuers that continue to experience a challenging operating environment, as well as a general increase in overall market yields for other issuers in these sectors.

Residential mortgage-backed securities: The unrealized losses on residential mortgage-backed securities represent 12.3% of our total unrealized losses, and were caused primarily by continued uncertainty regarding mortgage defaults on Alt-A loans. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on mortgages and other assets backing the securities.

Commercial mortgage-backed securities: The unrealized losses on commercial mortgage-backed securities represent 18.6% of our total unrealized losses, and were caused primarily by spread widening and industry concerns regarding the potential for future commercial mortgage defaults. There were also concerns regarding current and future downgrades by the three major rating agencies for tranches below the super senior AAA level. The contractual cash flows of these investments are based on mortgages backing the securities.

Other asset-backed securities: The unrealized losses on other asset-backed securities represent 18.8% of our total unrealized losses, and were caused primarily by concerns regarding defaults on subprime mortgages and home equity loans. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on mortgages and other assets backing the securities.

State, municipal and other governments: The unrealized losses on state, municipal and other governments represent 25.9% of our total unrealized losses, and were primarily caused by general spread widening, the lack of printed underlying ratings on insured bonds and the market's uncertainty around the recent recession's impact on municipalities' income. The decline in fair value is primarily attributable to increased spreads and market concerns regarding the sector, in general, rather than the financial strength of specific issuers.

Equity securities: We had $0.9 million of gross unrealized losses on investment grade non-redeemable perpetual preferred securities within the financial sector at March 31, 2011. These securities provide periodic cash flows, contain call features and are similarly rated and priced like other long-term callable bonds and are evaluated for other-than-temporary impairment similar to fixed maturity securities. The decline in fair value is primarily attributable to market concerns regarding the sector. With respect to common stock holdings, we consider in our other-than-temporary impairment analysis our intent and ability to hold a particular equity security for a period of time sufficient to allow for the recovery of its value to an amount equal to or greater than cost. Based upon this evaluation, it was determined that we have the ability and intent to hold these investments until a recovery of fair value.

Excluding mortgage and asset-backed securities, no securities from the same issuer had an aggregate unrealized loss in excess of $3.6 million at March 31, 2011. The $3.6 million unrealized loss is from taxable municipal bonds. With respect to mortgage and asset-backed securities not backed by the United States Government, no securities from the same issuer had an aggregate unrealized loss in excess of $18.1 million at March 31, 2011. The $18.1 million unrealized loss from one issuer relates to six different securities that are backed by different pools of Alt-A residential mortgage loans. Two of the six securities are rated investment grade and the largest unrealized loss totaled $4.6 million.

The carrying values of all our investments are reviewed on an ongoing basis for credit deterioration. When our review indicates a decline in fair value for a fixed maturity security is other than temporary and we do not intend to sell or believe we will be required to sell the security before recovery of our amortized cost, a specific write down is charged to earnings for the credit loss and a specific charge is recognized in other comprehensive income for the non-credit loss component. If we intend to sell or believe we will be required to sell a fixed maturity security before its recovery, the full amount of the impairment write down to fair value is charged to earnings. For equity securities, the full amount of an other-than-temporary impairment write down is recognized as a realized loss on investments in the statements of operations and the new cost basis for the security is equal to its fair value.

March 31, 2011

We monitor the financial condition and operations of the issuers of fixed maturity and equity securities that could potentially have a credit impairment that is other than temporary. In determining whether or not an unrealized loss is other than temporary, we review factors such as:

•	historical operating trends;
•	business prospects;
•	status of the industry in which the company operates;
•	analyst ratings on the issuer and sector;
•	quality of management;
•	level of current market interest rates compared to market interest rates when the security was purchased;
•	length of time the security has been in an unrealized loss position;
•	for fixed maturity securities, our intent to sell and whether it is more likely than not that we would be required to sell prior to recovery; and
•	for equity securities, our ability and intent to hold the security for a period of time that allows for the recovery in value.

In order to determine the credit and non-credit impairment loss for a fixed maturity security, every quarter we estimate the future cash flows we expect to receive over the remaining life of the instrument as well as our plans to hold or sell the instrument. Significant assumptions regarding the present value of expected cash flows for each security are used when an other-than-temporary impairment occurs and there is a non-credit portion of the unrealized loss that won't be recognized in earnings. Our assumptions for residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities include collateral pledged, anticipated principal and interest payments, prepayments, default levels, severity assumptions, delinquency rates and the level of nonperforming assets for the remainder of the investments' expected term. We use a single best estimate of cash flows approach and use the effective yield prior to the date of impairment to calculate the present value of cash flows. Our assumptions for corporate and other fixed maturity securities include anticipated principal and interest payments and an estimated recovery value, generally based on a percentage return of the current market value.

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

Credit Loss Component of Other-Than-Temporary Impairments on Fixed Maturity Securities

The following table sets forth the amount of credit loss impairments on fixed maturity securities we held as of the dates indicated for which a portion of the other-than-temporary impairment was recognized in other comprehensive income and corresponding changes in such amounts.

	Three months ended March 31,
	2011	2010
	(Dollars in thousands)
Balance at beginning of period	$(54,710)	$(72,388)
Increases for which an impairment was not previously recognized	—	(6,548)
Increases to previously impaired investments	(912)	(1,374)
Reductions for credit losses previously recognized due to inability to hold investments	2,864	—
Reductions due to investments sold	382	10,326
Balance at end of period	$(52,376)	$(69,984)

In addition to the other-than-temporary impairment losses recognized above, we also incurred other-than-temporary impairment losses on fixed maturity securities not previously impaired, which based on decline in credit quality or other circumstances changed our intent to retain the securities. Other-than-temporary impairment losses of $11.4 million for the period ended March 31, 2011 and $0.1 million for the period ended March 31, 2010 were recognized on these securities.

March 31, 2011

Realized Gains (Losses) - Recorded in Income

	Three months ended March 31,
	2011	2010
	(Dollars in thousands)
Realized gains (losses) on sales of investments
Fixed maturity securities - available for sale:
Gross gains	$4,519	$5,057
Gross losses	(146)	(70)
Real estate	—	(274)
Securities and indebtedness of related parties	11	16
Net impairment loss recognized in earnings	(12,324)	(8,022)
Realized gains (losses) on investments recorded in income	$(7,940)	$(3,293)

Proceeds from sales of fixed maturity securities available for sale totaled $47.2 million at March 31, 2011 and $90.2 million at March 31, 2010.

Realized losses on sales were on securities that we did not intend to sell at the prior balance sheet date or on securities that were impaired at the prior quarter end, but decreased in value during the quarter. Realized gains and losses on sales of investments are determined on the basis of specific identification.

Mortgage Loans

Our mortgage loan portfolio consists principally of commercial mortgage loans that we have originated. Our lending policies require that the loans be collateralized by the value of the related property, establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. We ensure an initial loan-to-value ratio that provides sufficient excess collateral to absorb losses should we be required to foreclose and take possession of the collateral. In order to identify impairment losses timely, management maintains and reviews a watch list of mortgage loans that have heightened risk. These loans may include those with: borrowers delinquent on contractual payments, borrowers experiencing financial difficulty, increases in rental real estate vacancies and significant declines in collateral value. We evaluate each of our mortgage loans individually and establish an allowance as needed for possible losses against our mortgage loan portfolio. An allowance is needed for loans in which we do not believe we will collect all amounts due according to the contractual terms of the respective loan agreements.

Any loans delinquent on contractual payments are considered non-performing. Non-performing loans totaled $16.7 million at March 31, 2011 and $16.8 million at December 31, 2010. At March 31, 2011, there were two non-performing loans over 90 days past due on contractual payments with a carrying value of $16.7 million. At December 31, 2010, there was one non-performing loan less than 90 days past due on contractual payments with a carrying value of $14.9 million and one non-performing loan over 90 days past due on contractual payments with a carrying value of $1.9 million. We discontinued the accrual of interest on the $1.9 million loan over 90 day past due at both March 31, 2011 and December 31, 2010. We continued to accrue for the other non-performing loan as we believe that we will collect all of the amounts due.

Mortgage Loans by Collateral Type

	March 31, 2011		December 31, 2010
Collateral Type	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
Retail	$438,235	35.1%	$441,181	35.2%
Office	401,867	32.1	395,648	31.5
Industrial	374,661	30.0	384,481	30.6
Other	35,142	2.8	33,127	2.7
Total	$1,249,905	100.0%	$1,254,437	100.0%

March 31, 2011

Mortgage Loans by Geographic Location within the United States

	March 31, 2011		December 31, 2010
Region of the United States	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
South Atlantic	$348,232	28.0%	$344,580	27.5%
Pacific	236,322	18.9	238,516	19.0
East North Central	232,966	18.6	235,179	18.7
West North Central	153,856	12.3	156,797	12.5
Mountain	104,274	8.3	103,290	8.2
West South Central	60,113	4.8	61,064	4.9
Other	114,142	9.1	115,011	9.2
Total	$1,249,905	100.0%	$1,254,437	100.0%

Mortgage Loans by Loan-to-Value Ratio (1)

	March 31, 2011		December 31, 2010
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
0% - 50%	$386,623	30.9%	$383,513	30.6%
51% - 60%	313,472	25.1	316,625	25.2
61% - 70%	429,762	34.4	422,042	33.6
71% - 80%	102,621	8.2	117,573	9.4
81% - 90%	17,427	1.4	14,684	1.2
Total	$1,249,905	100.0%	$1,254,437	100.0%

(1)
Loan-to-value ratio using most recent appraised value. Appraisals are updated periodically including when there is indication of a possible significant collateral decline or loan modification and refinance requests.

Mortgage Loans by Year of Origination

	March 31, 2011		December 31, 2010
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
2011	$17,050	1.4%	$—	—%
2010	33,734	2.7	39,843	3.2
2008	195,904	15.7	197,106	15.7
2007	267,892	21.4	271,506	21.6
2006 and prior	735,325	58.8	745,982	59.5
Total	$1,249,905	100.0%	$1,254,437	100.0%

Impaired Mortgage Loans

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Unpaid principal balance	$8,053	$8,060
Related allowance	(1,759)	(1,759)
Recorded investment	$6,294	$6,301

March 31, 2011

Allowance on Mortgage Loans
	Three months ended March 31,
	2011	2010
	(Dollars in thousands)
Balance at beginning of period	$1,759	$725
Allowances established	—	—
Charge offs	—	—
Balance at end of period	$1,759	$725

Variable Interest Entities

When evaluating our VIE investments, we consider our contractual rights or obligations to the entity, and our ability to direct its operations to determine whether we are the primary beneficiary of the VIE, and accordingly required to consolidate the entity. We determined we were not the primary beneficiary of any of the VIEs in which we had an ownership interest during 2011 or 2010. Our investment in VIEs and exposure to loss is summarized below.

	March 31, 2011		December 31, 2010
	Carrying Value	Maximum Exposure to Loss	Carrying Value	Maximum Exposure to Loss
	(Dollars in thousands)
Commercial real estate project	$700	$700	$2,000	$2,000
Real estate limited partnerships	17,951	17,951	16,900	16,900
Total	$18,651	$18,651	$18,900	$18,900

We may make commitments to fund partnership investments in the normal course of business. Excluding these commitments, we did not provide financial or other support to investees designated as VIE's during 2011 or 2010.

Other

At March 31, 2011, we had committed to provide additional funding for mortgage loans on real estate totaling $19.8 million. These commitments arose in the normal course of business at terms that are comparable to similar investments.

At March 31, 2011, we had committed to provide additional funds for investments in limited partnerships. The amounts of these unfunded commitments totaled $43.6 million.

3. Derivative Instruments

We have entered into an interest rate swap to manage interest rate risk associated with a portion of our flexible premium deferred annuity contracts. Under the interest rate swap, we pay a fixed rate of interest and receive a floating rate of interest on a notional amount which totaled $50.0 million at March 31, 2011 and December 31, 2010. This interest rate swap effectively fixes the interest crediting rate on a portion of our flexible premium deferred annuity contract liabilities, thereby hedging our exposure to increases in market interest rates, but is not accounted for as an effective hedge as the only permitted benchmarks for cash flow hedges are the risk-free rate and rates based on the LIBOR swap curve. The interest rate settlements decreased derivative income $0.7 million in the first quarter of 2011 and 2010. The change in unrealized loss increased derivative income $0.6 million in the first quarter of 2011 and $0.3 million in the 2010 period.

We also had one interest rate swap that we entered into to hedge the variable component of the interest rate on a $46.0 million line of credit borrowing that expired on October 7, 2010. The terms of this instrument provided that we pay a fixed rate of interest and receive a floating rate of interest on a notional amount of $46.0 million. In the first quarter of 2010, derivative income decreased $0.5 million from interest rate settlements and increased $0.5 million from the change in unrealized loss on this swap.

March 31, 2011

Summary of Swaps
				Carrying and Fair Value
Maturity Date	Notional Amount	Receive Rate	Pay Rate	March 31, 2011	December 31, 2010
				(Dollars in thousands)
6/1/2011	$50,000	1 month LIBOR*	5.519%	$(438)	$(1,088)

* London Interbank Offered Rate

When applicable, we formally document hedging relationships, our risk management objectives and strategies for undertaking these transactions. We also test for hedge ineffectiveness at inception of the hedge and at each reporting period as needed. There were no derivative instruments designated as hedges at March 31, 2011 or December 31, 2010.

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

We held call options relating to our direct business, net of collateral received for counterparty credit risk, with a fair value of $40.9 million at March 31, 2011 and $40.7 million at December 31, 2010. Our share of call options assumed, which is recorded as an embedded derivative in reinsurance recoverable, totaled $29.5 million at March 31, 2011 and $25.1 million at December 31, 2010. Derivative income includes $36.0 million for the first quarter of 2011 and $23.0 million for the 2010 period relating to call option proceeds and changes in fair value.

At March 31, 2011, we had master netting agreements with counterparties covering cash collateral payable totaling $111.1 million and cash collateral receivable totaling $1.3 million. At December 31, 2010, we had master netting agreements with counterparties covering cash collateral payable totaling $97.0 million and cash collateral receivable totaling $1.3 million. Any excess collateral that remains after netting these amounts with derivative assets and liabilities is included in other assets or other liabilities on our consolidated balance sheets. We did not have any excess collateral or off-balance sheet collateral at March 31, 2011 or December 31, 2010.

The reserve for index annuity contracts includes a series of embedded derivatives that represent the contract holder's right to participate in index returns over the expected lives of the applicable contracts. The reserve includes the value of the embedded forward options despite the fact that call options are not purchased for a period longer than the period of time to the next index reset date. The change in the value of this embedded derivative is reported on a separate line in the consolidated statements of operations and totaled ($1.5) million for the first quarter of 2011 and $26.1 million for the 2010 period.

We have modified coinsurance agreements where interest on funds withheld is determined by reference to a pool of fixed maturity securities. These arrangements contain embedded derivatives requiring bifurcation. Embedded derivatives in these contracts are recorded at fair value at each balance sheet date and changes in the fair values of the derivatives are recorded as derivative income or loss. The fair value of the embedded derivatives pertaining to funds withheld on variable business assumed by us totaled $1.9 million at March 31, 2011 and $2.7 million at December 31, 2010, and the fair value of the embedded derivatives pertaining to funds withheld on business ceded by us was less than ($0.1) million at March 31, 2011 and ($0.1) million at December 31, 2010. Our modified coinsurance contracts decreased derivative income $0.8 million for the first quarter of 2011 and $0.3 million for the 2010 period.

We own a collateralized debt obligation that contains an embedded credit derivative. The change in market value of the security is being recognized in derivative income since adoption of new accounting guidance effective July 1, 2010. Derivative income was increased by $0.4 million during the first three months of 2011 as a result of an increase in the market value of this security since December 31, 2010.

March 31, 2011

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

Certain market sectors remain somewhat dislocated following periods of volatile and illiquid market conditions over the past two years, increasing the difficulty in valuing certain instruments, as trading has been less frequent and/or market data less observable. As a result, certain valuations require greater estimation and judgment as well as more complex valuation methods. These values may not ultimately be realizable in a market transaction, and such values may change rapidly as market conditions change and valuation assumptions are modified.

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

Cash and short-term investments: Amounts are reported at historical cost, adjusted for amortization of premiums or accrual of discounts, as applicable, which approximates the fair values due to the nature of these assets.

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

March 31, 2011

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

Liabilities related to separate accounts: Fair values are based on cash surrender value, the cost we would incur to extinguish the liability.

Fair Values and Carrying Values

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities - available for sale	$11,458,999	$11,458,999	$11,128,524	$11,128,524
Equity securities - available for sale	80,613	80,613	78,656	78,656
Mortgage loans	1,249,905	1,296,846	1,254,437	1,301,340
Derivative instruments	40,924	40,924	40,729	40,729
Policy loans	169,498	205,856	170,341	209,912
Cash and short-term investments	343,647	343,647	388,163	388,163
Reinsurance recoverable	31,416	31,416	27,788	27,788
Assets held in separate accounts	774,774	774,774	753,050	753,050

Liabilities
Future policy benefits	$10,081,001	$9,208,435	$9,882,400	$9,070,167
Supplemental contracts without life contingencies	499,827	445,334	506,167	457,350
Advance premiums and other deposits	185,066	185,066	178,575	178,575
Short-term debt	100,000	103,160	100,000	104,070
Long-term debt	271,191	231,248	271,168	222,375
Other liabilities	509	509	1,172	1,172
Liabilities related to separate accounts	774,774	757,947	753,050	735,678

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

March 31, 2011

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

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels

	March 31, 2011
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Corporate securities	$—	$5,520,557	$188,428	$5,708,985
Residential mortgage-backed securities	—	1,938,189	35,594	1,973,783
Commercial mortgage-backed securities	—	968,520	95,752	1,064,272
Other asset-backed securities	—	395,856	106,905	502,761
Collateralized debt obligation	—	—	3,127	3,127
United States Government and agencies	69,250	42,554	15,168	126,972
State, municipal and other governments	—	2,058,208	20,891	2,079,099
Non-redeemable preferred stocks	—	28,553	14,051	42,604
Common stocks	3,352	34,657	—	38,009
Derivative instruments	—	40,924	—	40,924
Cash and short-term investments	343,647	—	—	343,647
Reinsurance recoverable	—	31,416	—	31,416
Assets held in separate accounts	774,774	—	—	774,774
Total assets	$1,191,023	$11,059,434	$479,916	$12,730,373

Liabilities
Future policy benefits - index annuity embedded derivatives	$—	$—	$603,951	$603,951
Other liabilities	—	509	—	509
Total liabilities	$—	$509	$603,951	$604,460

March 31, 2011

	December 31, 2010
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Corporate securities	$—	$5,283,133	$186,066	$5,469,199
Residential mortgage-backed securities	—	1,938,537	30,701	1,969,238
Commercial mortgage-backed securities	—	935,145	95,917	1,031,062
Other asset-backed securities	—	395,081	85,388	480,469
Collateralized debt obligations	—	—	2,745	2,745
United States Government and agencies	70,588	48,145	15,352	134,085
State, municipal and other governments	—	2,020,898	20,828	2,041,726
Non-redeemable preferred stocks	—	28,710	12,311	41,021
Common stocks	3,201	34,434	—	37,635
Derivative instruments	—	40,729	—	40,729
Cash and short-term investments	388,163	—	—	388,163
Reinsurance recoverable	—	27,788	—	27,788
Assets held in separate accounts	753,050	—	—	753,050
Total assets	$1,215,002	$10,752,600	$449,308	$12,416,910

Liabilities
Future policy benefits - index annuity embedded derivatives	$—	$—	$567,223	$567,223
Other liabilities	—	1,172	—	1,172
Total liabilities	$—	$1,172	$567,223	$568,395

Approximately 4.1% of the total fixed maturity securities are included in the Level 3 group at March 31, 2011 and 3.9% at December 31, 2010. The fair value of the assets and liabilities above include the financial instruments' nonperformance risk. Nonperformance risk is the risk that the instrument will not be fulfilled and affects the value at which the instrument could be transferred in an orderly transaction. The nonperformance risk for our assets reported at fair value totaled $0.2 million at March 31, 2011 and December 31, 2010. Our nonperformance risk decreased the fair value of our reported liabilities $97.7 million at March 31, 2011 and $99.3 million at December 31, 2010.

Level 3 Fixed Maturity Securities on a Recurring Basis by Valuation Source

	March 31, 2011
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$134,959	$53,469	$188,428
Residential mortgage-backed securities	35,594	—	35,594
Commercial mortgage-backed securities	95,752	—	95,752
Other asset-backed securities	106,547	358	106,905
Collateralized debt obligation	3,127	—	3,127
United States Government and agencies	15,168	—	15,168
State, municipal and other governments	15,529	5,362	20,891
Total	$406,676	$59,189	$465,865
Percent of total	87.3%	12.7%	100.0%

March 31, 2011

	December 31, 2010
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$135,318	$50,748	$186,066
Residential mortgage-backed securities	30,701	—	30,701
Commercial mortgage-backed securities	92,661	3,256	95,917
Other asset-backed securities	85,030	358	85,388
Collateralized debt obligations	2,745	—	2,745
United States Government and agencies	15,352	—	15,352
State, municipal and other governments	15,516	5,312	20,828
Total	$377,323	$59,674	$436,997
Percent of total	86.3%	13.7%	100.0%

Level 3 Financial Instruments Changes in Fair Value Recurring Basis - Assets

	March 31, 2011
				Realized and unrealized gains (losses), net
	Balance, December 31, 2010	Purchases	Disposals	Included in net income (1)	Included in other compre-hensive income	Net transfers in (out) of Level 3 (2)	Amort-ization included in net income	Balance, March 31, 2011
	(Dollars in thousands)
Corporate securities	$186,066	$19,863	$(2,256)	$(4,000)	$1,244	$(12,491)	$2	$188,428
Residential mortgage-backed securities	30,701	6,116	(998)	—	(182)	—	(43)	35,594
Commercial mortgage-backed securities	95,917	28,166	(140)	—	1,960	(30,127)	(24)	95,752
Other asset-backed securities	85,388	24,635	(6,105)	(667)	1,866	1,492	296	106,905
Collateralized debt obligation	2,745	—	—	382	—	—	—	3,127
United States Government and agencies	15,352	—	—	—	(187)	—	3	15,168
State, municipal and other governments	20,828	—	(23)	—	84	—	2	20,891
Non-redeemable preferred stocks	12,311	—	—	—	1,740	—	—	14,051
Total	$449,308	$78,780	$(9,522)	$(4,285)	$6,525	$(41,126)	$236	$479,916

March 31, 2011

Level 3 Financial Instruments Changes in Fair Value Recurring Basis - Assets

	March 31, 2010
				Realized and unrealized gains (losses), net
	Balance, December 31, 2009	Purchases	Disposals	Included in net income (1)	Included in other compre-hensive income	Net transfers in (out) of Level 3 (3)	Amort-ization included in net income	Balance, March 31, 2010
	(Dollars in thousands)
Corporate securities	$188,480	$3,500	$(5,251)	$—	$6,998	$(8,350)	$40	$185,417
Residential mortgage-backed securities	—	5,925	—	—	—	—	—	5,925
Commercial mortgage-backed securities	126,115	—	(422)	(120)	6,661	(9,500)	(94)	122,640
Other asset-backed securities	22,948	—	(377)	(3,854)	4,922	(4,322)	196	19,513
Collateralized debt obligation	12,892	—	(10,200)	659	(44)	—	—	3,307
United States Government and agencies	14,683	—	—	—	(4)	—	3	14,682
State, municipal and other governments	16,079	5,000	(23)	—	166	—	2	21,224
Non-redeemable preferred stocks	7,399	—	—	—	(107)	—	—	7,292
Other long-term investments	1,882	—	—	—	—	—	(7)	1,875
Total	$390,478	$14,425	$(16,273)	$(3,315)	$18,592	$(22,172)	$140	$381,875

(1)
The change in unrealized gains (losses) included in net income relating to positions still held on collateral debt obligations was $0.4 million for the three month period ended March 31, 2011. There were no amounts included in net income relating to positions held on collateral debt obligations for the 2010 period.

(2)
Included in the net transfers in (out) line is $58.8 million of securities that were priced using a broker only quote at December 31, 2010 that were transferred to a pricing service that uses observable market data in the prices and $17.7 million that were transferred into Level 3 that did not have enough observable data to include in Level 2 at March 31, 2011.

(3)
Included in the net transfers in (out) line is $22.2 million of securities that were priced using a broker only quote at December 31, 2009 that were transferred to a pricing service that uses observable market data in the prices at March 31, 2010.

Level 3 Financial Instruments Changes in Fair Value Recurring Basis - Future Policy Benefits

	Three months ended March 31,
	2011	2010
	(Dollars in thousands)
Index Product Embedded Derivatives:
Balance, beginning of period	$567,223	$502,067
Premiums inflows	21,285	21,107
Benefit outflows	(19,802)	(29,976)
Impact of unrealized gains (losses), net	35,245	45,144
Balance, end of period	$603,951	$538,342

Change in unrealized gains/losses on embedded derivatives held at end of period (1)	$35,245	$45,144

(1)	Excludes host accretion and the timing of posting index credits, which are included with the change in value of index product embedded derivatives in the consolidated statements of operations.

Level 3 Financial Instruments Fair Valued on a Non-Recurring Basis

There were no assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2011 or March 31, 2010.

March 31, 2011

5. Defined Benefit Plan

We participate with several affiliates and an unaffiliated organization in various multiemployer defined benefit plans. Our share of net periodic pension cost for the plans recorded as expense in our consolidated statements of operations totaled $1.7 million for the first quarter of 2011 and $1.4 million for the 2010 period.

Components of Net Periodic Pension Cost for FBL and Affiliates Combined

	Three months ended March 31,
	2011	2010
	(Dollars in thousands)
Service cost	$2,049	$1,828
Interest cost	3,459	3,558
Expected return on assets	(3,461)	(3,166)
Amortization of prior service cost	375	182
Amortization of actuarial loss	1,973	1,741
Settlement expense	—	(148)
Net periodic pension cost	$4,395	$3,995

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

The first case is Tabares v. EquiTrust Life Insurance Company, filed in Los Angeles Superior Court on May 5, 2008. Tabares is a California class action on behalf of all persons who purchased certain deferred index annuities from EquiTrust Life. The complaint asserts a sub-class of purchasers that were age 60 or older at the time of purchasing those annuities from EquiTrust Life. Plaintiffs sought restitution and injunctive relief on behalf of all class members, compensatory damages for breach of contract, punitive and treble damages for common law fraud, and declaratory relief. Plaintiffs' motion for class certification was heard on June 22, 2010. On August 2, 2010, the trial court issued an Order “Denying in Part and Granting in Part Class Certification.” The Court denied certification on Plaintiffs' core claims: for fraud and violation of the consumer protection statute. The Court did grant certification on the claims for breach of contract (breach of the covenant of good faith and fair dealing) and declaratory relief. This certification does not represent a finding on the merits with respect to Plaintiffs' claim, only that it meets the criteria for the establishment of a class. In addition, the Court dismissed the only class representative of “senior” status and ordered the attorneys to confer and draft a suitable notice to be sent to all class members. Plaintiffs filed a motion to reconsider the August 2, 2010 ruling. EquiTrust Life opposed that motion. A brief hearing was conducted and in January 2011, the Court denied Plaintiff's motion but requested further briefing on a specific statutory claim. The parties have submitted those briefs and are awaiting a hearing on the issue or the court's ruling.
The second case is Harrington v. EquiTrust Life Insurance Company, filed in United States District Court, District of Arizona, on January 12, 2009. The original first named defendant, Mary Eller, was voluntarily dismissed from the case in 2010. This purported national class action includes all persons who purchased EquiTrust Life deferred index annuities, with one sub-class

March 31, 2011

for all persons age 65 and older that purchased an EquiTrust Life index annuity contract with a maturity date beyond the annuitant's actuarial life expectancy; and a 30-state sub-class under various consumer protection and unfair insurance practices statutes. Plaintiff alleges causes of action for violation of the RICO statute, violation of various state consumer protection and unfair insurance practices statutes on behalf of the multistate class, conspiracy, and unjust enrichment. Plaintiff seeks compensatory damages; treble damages; consequential and incidental damages; punitive damages; equitable and injunctive relief including restitution, disgorgement, a constructive trust and an equitable lien; and attorneys' fees. Plaintiff's deadline to file a motion for class certification is June 24, 2011.

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

March 31, 2011

7. Earnings per Share

Computation of Earnings Per Common Share
	Three months ended March 31,
	2011	2010
	(Dollars in thousands, except per share data)
Numerator:
Net income attributable to FBL Financial Group, Inc.	$26,493	$18,021
Dividends on Series B preferred stock	(38)	(38)
Numerator for earnings per common share - income available to common stockholders	$26,455	$17,983

Denominator:
Weighted average shares	30,412,327	30,104,281
Deferred common stock units relating to deferred compensation plans	199,634	174,796
Denominator for earnings per common share - weighted average shares	30,611,961	30,279,077
Effect of dilutive securities - stock based compensation	510,446	252,509
Denominator for dilutive earnings per common share - adjusted weighted-average shares	31,122,407	30,531,586

Earnings per common share	$0.86	$0.59
Earnings per common share - assuming dilution	$0.85	$0.59

Antidilutive stock options excluded from diluted earnings per share	1,125,521	2,033,294

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

We analyze our segment results based on pre-tax operating income (loss). Accordingly, income taxes are not allocated to the segments. In addition, operating results are reported net of transactions between the segments. Operating income (loss) for the 2011 and 2010 periods represents net income excluding, as applicable, the impact of realized and unrealized gains and losses on investments and changes in net unrealized gains and losses on derivatives.

We use operating income (loss), in addition to net income, to measure our performance since realized and unrealized gains and losses on investments and the change in net unrealized gains and losses on derivatives can fluctuate greatly from quarter to quarter. These fluctuations make it difficult to analyze core operating trends. In addition, for derivatives not designated as hedges, there is a mismatch between the valuation of the asset and liability when deriving net income. Specifically, call options relating to our index business are one or two-year assets while the embedded derivative in the index contracts represents the rights of the contract holder to receive index credits over the entire period the index annuities are expected to be in force. For our other embedded derivatives and interest rate swaps, the derivatives are marked to market, but the associated insurance liabilities are not marked to market. A view of our operating performance without the impact of these mismatches and non-recurring items enhances the analysis of our results. We use operating income for goal setting, determining short-term incentive compensation and evaluating performance on a basis comparable to that used by many in the investment community.

March 31, 2011

Financial Information Concerning our Operating Segments

	Three months ended March 31,
	2011	2010
	(Dollars in thousands)
Operating revenues:
Traditional Annuity - Exclusive Distribution	$44,037	$40,774
Traditional Annuity - Independent Distribution	122,718	112,263
Traditional and Universal Life Insurance	87,890	83,547
Variable	17,964	16,915
Corporate and Other	6,618	4,999
	279,227	258,498
Realized gains (losses) on investments (A)	(7,923)	(3,291)
Change in net unrealized gains/losses on derivatives (A)	20,004	14,192
Consolidated revenues	$291,308	$269,399

Pre-tax operating income (loss):
Traditional Annuity - Exclusive Distribution	$14,863	$11,890
Traditional Annuity - Independent Distribution	13,191	7,643
Traditional and Universal Life Insurance	11,492	11,111
Variable	5,188	3,540
Corporate and Other	(2,415)	(4,116)
	42,319	30,068
Income taxes on operating income	(13,691)	(9,770)
Realized gains/losses on investments (A)	(2,686)	(1,319)
Change in net unrealized gains/losses on derivatives (A)	551	(958)
Consolidated net income attributable to FBL Financial Group, Inc.	$26,493	$18,021

(A)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and income taxes attributable to these items.

Our investment in equity method investees, the related equity income and interest expense are attributable to the Corporate and Other segment. Expenditures for long-lived assets were not significant during the periods presented above. Goodwill at March 31, 2011 and December 31, 2010 was allocated among the segments as follows: Exclusive Annuity ($3.9 million), Traditional and Universal Life Insurance ($6.1 million) and Corporate ($1.2 million).

Premiums collected, which is not a measure used in financial statements prepared according to GAAP, include premiums received on life insurance policies and deposits on annuities and universal life-type products. Net premiums collected totaled $385.2 million for the three months ended March 31, 2011 and $208.9 million for the 2010 period.

Under GAAP, premiums on whole life and term life policies are recognized as revenues over the premium-paying period and reported in the Traditional and Universal Life Insurance segment. The following chart provides a reconciliation of life insurance premiums collected to those reported in the GAAP financial statements.

March 31, 2011

Reconciliation of Traditional Life Insurance Premiums, Net of Reinsurance

	Three months ended March 31,
	2011	2010
	(Dollars in thousands)
Traditional and universal life insurance premiums collected	$59,089	$52,051
Premiums collected on interest sensitive products	(17,695)	(12,690)
Traditional life insurance premiums collected	41,394	39,361
Change in due premiums and other	(7)	(116)
Traditional life insurance premiums	$41,387	$39,245

There is no comparable GAAP financial measure for premiums collected on annuities and universal life-type products. GAAP revenues for those interest sensitive, indexed and variable products consist of various policy charges and fees assessed on those contracts, as summarized in the chart below.

Interest Sensitive and Index Product Charges by Segment

	Three months ended March 31,
	2011	2010
	(Dollars in thousands)
Traditional Annuity - Exclusive Distribution
Administration charges	$3	$6
Surrender charges	158	119
Total	$161	$125

Traditional Annuity - Independent Distribution
Surrender charges	$6,302	$6,267

Traditional and Universal Life Insurance
Administration charges	$2,692	$2,334
Cost of insurance charges	9,054	8,517
Surrender charges	156	242
Amortization of policy initiation fees	440	322
Total	$12,342	$11,415

Variable
Administration charges	$1,659	$1,771
Cost of insurance charges	7,507	7,367
Surrender charges	273	565
Separate account charges	2,297	2,100
Amortization of policy initiation fees	262	393
Total	$11,998	$12,196

Consolidated interest sensitive and index product charges	$30,803	$30,003

9. Subsequent Event

In May 2011, we refinanced our $100.0 million of 9.25% Senior Notes payable to affiliates with $100.0 million of 6.10% Senior Notes payable to the same affiliates. Farm Bureau Property & Casualty acquired a note for $75.0 million and an investment affiliate of Iowa Farm Bureau Federation, our majority shareholder, acquired a note for $25.0 million. Both notes are due May 3, 2015 and prepayable anytime at par. Interest on the new notes is payable quarterly on March 31, June 30, September 30 and December 31 of each year.

March 31, 2011

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes a summary of FBL Financial Group, Inc.'s consolidated results of operations, financial condition and where appropriate, factors that management believes may affect future performance. Unless noted otherwise, all references to FBL Financial Group, Inc. (we or the Company) include all of its direct and indirect subsidiaries, including its primary life insurance subsidiaries, Farm Bureau Life Insurance Company (Farm Bureau Life) and EquiTrust Life Insurance Company (EquiTrust Life) (collectively, the Life Companies). Please read this discussion in conjunction with the accompanying consolidated financial statements and related notes. In addition, we encourage you to refer to our 2010 Form 10-K for a complete description of our significant accounting policies and estimates. Familiarity with this information is important in understanding our financial position and results of operations.

This Form 10-Q includes statements relating to anticipated financial performance, business prospects, new products, and similar matters. These statements and others, which include words such as "expect," "anticipate," "believe," "intend" and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. A variety of factors could cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. See Part 1A, Risk Factors, of our 2010 Annual Report on Form 10-K for additional information on the risks and uncertainties that may affect the operations, performance, development and results of our business.

Impact of Recent Business Environment

The U.S. economy continued to expand during the first quarter of 2011, though at a slower pace than some economic observers expected given continued fiscal and monetary support coming from U.S. authorities. The unrest in the Middle Eastern oil producing countries contributed to a sharp rise in oil prices, reducing discretionary consumer income. Developing economies have driven global economic growth, but the emergence of inflation in these countries has led some central banks to consider tightening monetary policy. Few observers anticipate a dramatic slowdown for the developing economies, but growth will likely moderate. Developed economies remain burdened by debt obligations and budget deficits, constraining growth to a relatively modest pace.

Our business generally benefits from moderate to strong economic expansion. Conversely, slow economic growth or recession characterized by higher unemployment, lower family income, lower consumer spending, muted corporate earnings growth and lower business investment could adversely impact the demand for our products in the future. We also may experience a higher incidence of claims, lapses or surrenders of policies. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations, cash flows or financial condition.

In the financial markets, strong liquidity, favorable corporate profitability and modest economic growth continue to support fundamental credit quality. Corporate credit spreads continued to narrow through the first quarter of 2011, while Treasury yields rose modestly. The yield curve remained steep with low short-term interest rates making our annuity products competitive relative to bank issued certificates of deposits. In the securitized markets, yields for asset-backed securities generally declined given shrinking supply and continued strong investor demand. Residential mortgage-backed securities yields have become attractive, while yields on commercial mortgage-backed securities continue to decline. Taxable municipal bond yields have been attractive over the past few months as yields have risen with those in the Treasury market.

The fair value of our investment portfolio fluctuated during the first quarter of 2011 with the fluctuation in market yields. Additionally, certain sectors remain somewhat dislocated, making it difficult to value some securities. As a result, certain valuations require greater estimation and judgment, as well as valuation methods that are more complex. These values may not ultimately be realizable in a market transaction, and such values may change rapidly as market conditions change and valuation assumptions are modified. See Note 2 to our consolidated financial statements for details on the nature of our net unrealized gain position and Note 4 for discussion of our valuation methods.

Our fixed annuity products contain features that allow contract holders to surrender a policy. To encourage persistency, we impose a surrender charge against the account balance for early termination of a contract within a specified period after its effective date. Most of the fixed annuity products sold by the EquiTrust Life independent channel offered a market value adjustment (MVA) feature based on U.S. Treasury rates. This feature provides us interest rate protection when U.S. Treasury interest rates are greater than the rates in effect when a contract is issued and provides a benefit to contract holders when U.S. Treasury interest rates are less than the rates in effect when a contract is issued. This feature may cause surrender activity to fluctuate with changes in the U.S. Treasury rate. Surrender activity during the first half of 2010 remained at or below expected

March 31, 2011

levels, but with a decline of the U.S. Treasury rates in the third quarter of 2010, there was a modest increase in surrender activity. Surrender activity returned to normal levels near the end of the fourth quarter and into the first quarter of 2011. We encourage you to refer to our 2010 Form 10-K for further discussion of the potential impact of a low interest environment.

Results of Operations for the Periods Ended March 31, 2011 and 2010

	Three months ended March 31,
	2011	2010
	(Dollars in thousands, except per share data)
Revenues	$291,308	$269,399
Benefits and expenses	254,428	244,532
	36,880	24,867
Income taxes	(11,788)	(7,955)
Equity income	1,399	1,095
Net income	26,491	18,007
Net loss attributable to noncontrolling interest	2	14
Net income attributable to FBL Financial Group, Inc.	$26,493	$18,021

Earnings per common share	$0.86	$0.59
Earnings per common share - assuming dilution	$0.85	$0.59

Other data
Direct premiums collected, net of reinsurance	$385,231	$208,911

Direct life insurance in force, end of quarter (in millions)	48,670	46,582
Life insurance lapse rates	7.4%	6.9%
Withdrawal rates - individual traditional annuity:
Exclusive Distribution	5.4%	4.1%
Independent Distribution	7.2%	6.8%

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

Lapse and withdrawal rates increased in 2011 due to normal fluctuations in the business and remain within our expected levels.

Net Income Attributable to FBL Financial Group, Inc.

Net income attributable to FBL Financial Group, Inc. (FBL Net Income) was $26.5 million in the first quarter of 2011 compared to $18.0 million for the 2010 period. As discussed in detail below, this increase was primarily due to increases in spreads earned, the volume of our business in force and investment fee income and the impact of net unrealized gains/losses on derivatives. The increase in volume of business in force is quantified by summarizing the face amount of insurance in force for traditional life products or account values of contracts in force for interest sensitive products. The face amount of life insurance in force represents the gross death benefit payable to policyholders and account value represents the value of the contract to the contract holder before application of surrender charges or reduction for any policy loans outstanding. The following discussion provides additional details on the items impacting FBL Net Income.

March 31, 2011

Spreads Earned on our Universal Life and Individual Annuity Products

	Three months ended March 31,
	2011	2010
Weighted average yield on cash and invested assets	6.19%	6.09%
Weighted average interest crediting rate/index cost	3.44%	3.72%
Spread	2.75%	2.37%

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

Impact of Operating Adjustments on FBL Net Income

	Three months ended March 31,
	2011	2010
	(Dollars in thousands)
Realized gains/losses on investments	$(7,940)	$(3,293)
Change in net unrealized gains/losses on derivatives	7,753	(11,864)
Change in amortization of:
Deferred policy acquisition costs	(1,297)	6,680
Deferred sales inducements	(1,793)	4,996
Value of insurance in force acquired	(24)	(24)
Unearned revenue reserve	17	2
Income tax offset	1,149	1,226
Net impact of operating income adjustments	$(2,135)	$(2,277)

Summary of adjustments noted above after offsets and income taxes:
Realized gains/losses on investments	$(2,686)	$(1,319)
Change in net unrealized gains/losses on derivatives	551	(958)
Net impact of operating income adjustments	$(2,135)	$(2,277)
Net impact per share - basic	$(0.07)	$(0.08)
Net impact per share - assuming dilution	$(0.07)	$(0.07)

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

March 31, 2011

Changes in FBL Net Income
Three months ended
March 31,
2011 vs. 2010
(Dollars in thousands)
Premiums and product charges	$2,942
Net investment income	8,430
Derivative income	13,204
Realized gains/losses on investments	(4,647)
Other income and other expenses	1,334
Interest sensitive and index products benefits and change in value of index product embedded derivatives	(297)
Traditional life insurance policy benefits	1,084
Underwriting, acquisition and insurance expenses	(10,046)
Interest expense	9
Income taxes	(3,833)
Noncontrolling interest and equity income	292
Total change in FBL Net Income	$8,472

A detailed discussion of changes in FBL Net Income follows.

Premiums and Product Charges

	Three months ended March 31,
	2011	2010
	(Dollars in thousands)
Premiums and product charges:
Interest sensitive and index product charges	$30,803	$30,003
Traditional life insurance premiums	41,387	39,245
Total	$72,190	$69,248

Premiums and product charges increased 4.2% to $72.2 million in the first quarter of 2011 primarily due to the impact of an increase in the volume of business in force. The increase in the business in force was primarily attributable to sales of traditional life products by our Farm Bureau Life agency force exceeding the loss of in force amounts through deaths, lapses and surrenders. Our average aggregate traditional life insurance in force, net of reinsurance, totaled $26,898.5 million for the three-month period in 2011 and $25,245.7 million for the three-month period in 2010. The change in life insurance in force is not proportional to the change in premium income due to a shift in the composition of our traditional life block of business from whole life policies to term policies. The premium for a term policy per $1,000 face amount is less than that for a whole life policy.

In addition, interest sensitive and index product charges increased 2.7% to $30.8 million in the first quarter of 2011 primarily due to an increase in cost of insurance charges on universal and variable universal life policies. Cost of insurance charges totaled $16.8 million in the first quarter of 2011 and $16.2 million in the 2010 period. Cost of insurance charges increased primarily due to aging of the business in force as the cost of insurance rate per $1,000 in force increases with the age of the insured. The average age of our universal and variable universal life policyholders was 47.6 years at March 31, 2011 and 47.0 years at March 31, 2010.

While surrender activity in the first quarter of 2011 increased on certain products sold by our EquiTrust Life independent distribution, the net impact of surrender charges on those contracts did not change significantly due to the MVA feature, which is recorded as a component of interest sensitive and index product charges. See the "Impact of Recent Business Environment" section above for additional discussion on the surrender activity and MVA.

March 31, 2011

Impact of EquiTrust Life Direct Annuity Surrenders on Interest Sensitive and Index Product Charges

	Three months ended March 31,
	2011	2010
	(Dollars in thousands)
Gross surrender charges	$8,220	$6,637
Market value adjustments	(3,192)	(1,759)
Net impact of surrender charges	$5,028	$4,878

Net Investment Income

Net investment income, which excludes investment income on separate account assets relating to variable products, increased 4.7% to $186.5 million in the first quarter of 2011. The increase is primarily due to an increase in average invested assets compared with the prior period, partially offset by lower investment yields. Average invested assets in the three-month period of 2011 increased 5.8% to $12,894.9 million (based on securities at amortized cost) from $12,186.8 million in the 2010 period, principally due to positive cash flows from operating and financing activities which included the issuance of funding agreements to the Federal Home Loan Bank (FHLB) totaling $358.5 million during 2010 and 2011. The annualized yield earned on average invested assets decreased to 5.96% in the three months ended March 31, 2011 from 6.02% in the 2010 period. The decrease in yields earned is primarily due to lower investment yields on new acquisitions compared to our yields on investments maturing or being paid down as discussed in the "Financial Condition" section below. This decrease was partially offset by the increase in fee income from bond calls, tender offers and mortgage loan prepayments and the change of net discount accretion on mortgage and asset-backed securities resulting from changing prepayment speed assumptions. Fee income from bond calls, tender offers and mortgage loan prepayments totaled $2.6 million in the three months ended March 31, 2011 compared to $0.4 million in the 2010 period. Net investment income also includes $1.3 million in the three months ended March 31, 2011 compared to less than $0.1 million in the 2010 period representing the change of net discount accretion on mortgage and asset-backed securities resulting from changing prepayment speed assumptions at the end of each period.

Derivative Income

	Three months ended March 31,
	2011	2010
	(Dollars in thousands)
Derivative income:
Components of derivative income from call options:
Gains received at expiration	$35,644	$31,304
Change in the difference between fair value and remaining option cost at beginning and end of period	20,874	13,733
Cost of money for call options	(20,538)	(22,018)
	35,980	23,019
Other	(440)	(683)
Total	$35,540	$22,336

Gains received at expiration increased in the first quarter of 2011 as a result of increases in the S&P 500 Index® (upon which the majority of our options are based). These gains are used to fund index credits on index annuities, which also increased in 2011, as discussed below under "Interest Sensitive and Index Product Benefits." The change in the difference between fair value and remaining option cost at beginning and end of period increased derivative income in 2011 and 2010 primarily due to the change in the S&P 500 Index compared to the strike price of the outstanding options.

The cost of money for call options decreased primarily due to a decrease in the cost of hedging programs on our direct and assumed business, partially offset by the impact of an increase in the volume of business in force. The average aggregate account value of index annuities in force totaled $4,106.5 million for the first quarter of 2011 compared to $4,095.4 million for the 2010 period.

Other derivative income is comprised of income or loss from interest rate swaps and the embedded derivatives included in our modified coinsurance contracts. Derivative income will fluctuate based on market conditions. See Note 3 to our consolidated financial statements for additional details on our derivatives.

March 31, 2011

Realized Gains (Losses) on Investments

	Three months ended March 31,
	2011	2010
	(Dollars in thousands)
Realized gains (losses) on investments:
Realized gains on sales	$4,530	$5,073
Realized losses on sales	(146)	(344)
Total other-than-temporary impairment charges	(18,062)	(27,154)
Net realized investment losses	(13,678)	(22,425)
Non-credit losses included in other comprehensive income	5,738	19,132
Total reported in statements of operations	$(7,940)	$(3,293)

The level of realized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments. See "Financial Condition - Investments" for details regarding our unrealized gains and losses on available-for-sale securities at March 31, 2011 and December 31, 2010.

Investment Credit Impairment Losses Recognized in Net Income

	Three months ended March 31,
	2011	2010
	(Dollars in thousands)
Corporate securities:
Manufacturing	$4,000	$—
Finance	4,665	—
Residential mortgage-backed	245	—
Commercial mortgage-backed	2,611	120
Other asset-backed	667	7,139
State, municipal and other government	136	—
Collateralized debt obligations	—	763
Total other-than-temporary impairment losses reported in net income	$12,324	$8,022

Fixed maturity other-than-temporary credit impairment losses for the three months ended March 31, 2011, were incurred within several industry sectors. The manufacturing sector loss relates to a company undergoing a restructuring which is not being executed as timely as expected, causing uncertainty as to the recoverability of the loss. The finance sector loss relates to an Irish financial institution which continues to have financial difficulty, and may not receive the support from the Irish government to ensure losses are not incurred. Losses were also incurred within our commercial mortgage-backed securities, generally due to concerns over potential defaults and weakness in underlying collateral values. Fixed maturity other-than-temporary credit impairment losses for the three months ended March 31, 2010, were incurred within our other asset-backed and commercial mortgage-backed securities, generally due to concerns over potential defaults and weakness in underlying collateral values. We also incurred other-than-temporary credit losses in collateralized debt obligations, which incurred losses as collateral values declined and borrower defaults increased. See Note 2 to our consolidated financial statements for further discussion regarding our process for identifying other-than-temporary impairment losses.

Other Income and Other Expenses

Other income and other expenses include revenues and expenses, respectively, primarily relating to our non-insurance operations. Our non-insurance operations include management, advisory, marketing and distribution services and leasing activities. Fluctuations in these financial statement line items are generally attributable to fluctuations in the level of these services provided during the periods. In 2011, other income also includes $1.0 million cash settlement for our share of damages awarded upon settlement of litigation involving an agency matter.

March 31, 2011

Interest Sensitive and Index Product Benefits and Change in Value of Index Product Embedded Derivatives

	Three months ended March 31,
	2011	2010
	(Dollars in thousands)
Interest sensitive and index product benefits:
Interest credited	$78,234	$75,557
Index credits	33,525	32,566
Amortization of deferred sales inducements	12,386	4,338
Interest sensitive death benefits	12,141	9,723
	136,286	122,184
Change in value of index product embedded derivatives	12,251	26,056
Total	$148,537	$148,240

Interest sensitive and index product benefits and change in value of index product embedded derivatives increased 0.2% to $148.5 million in the first quarter of 2011. The increase was primarily due to increases in amortization of deferred sales inducements and death benefits, and the impact of an increase in the volume of business in force, partially offset by the impact of the change in value of index product embedded derivatives. Interest sensitive and index product benefits tend to fluctuate from period to period primarily as a result of changes in mortality experience and the impact of changes in the equity markets on index credits, amortization of deferred sales inducements and the value of the embedded derivatives in our index annuities.

Interest credited increased to $78.2 million in 2011 primarily due to an increased amount of business in force, partially offset by a lower weighted average interest crediting rate. The average account value of interest sensitive and index products in force increased to $9,954.1 million in 2011 from $9,768.3 million in 2010 primarily due to advances on our funding agreements with the FHLB and sales of traditional deferred and index annuities by our direct and independent distribution channels, partially offset by a decrease in coinsured business assumed. The weighted average interest crediting rate/index cost, excluding the impact of the amortization of deferred sales inducements, was 3.44% for the first quarter of 2011 and 3.72% for the 2010 period. See the "Segment Information" section that follows for additional discussion on these rates.

As discussed above under "Derivative Income," the change in the amount of index credits was impacted by the volume of index annuities in force and the amount of appreciation/depreciation in the underlying market indices on which our options are based. The change in the value of the embedded derivatives was impacted by the change in expected index credits on the next policy anniversary dates, which was related to the change in the fair value of the options acquired to fund these index credits. The value of the embedded derivatives was also impacted by the timing of the posting of index credits and changes in reserve discount rates and assumptions used in estimating future call option costs.

The increase in the amortization of deferred sales inducements in 2011 was primarily due to the impact of unrealized gains/losses on derivatives as described above in the "Impact of Operating Adjustments on FBL Net Income." Interest sensitive death benefits increased primarily due to a higher number of universal life and variable universal life claims.

Traditional Life Insurance Policy Benefits

	Three months ended March 31,
	2011	2010
	(Dollars in thousands)
Traditional life insurance policy benefits:
Death and surrender benefits	$27,929	$27,568
Increase in traditional life future policy benefits	8,669	9,741
Policyholder dividends	4,300	4,673
Total	$40,898	$41,982

Traditional life insurance policy benefits decreased 2.6% to $40.9 million in the first quarter of 2011 compared to the 2010 period primarily due to a decrease in traditional death benefits net of reserves released and reductions to our dividend scale on participating life business.
Traditional death benefits, net of reserves released, totaled $10.6 million for the first quarter of 2011, compared to $11.5 million

March 31, 2011

for the first quarter of 2010. The amount of reserves released relative to face value varies by product type, age of insured and length of time the policy had been in force. Traditional life insurance benefits can fluctuate from period to period primarily as a result of changes in mortality experience. The change in traditional life future policy benefits may not be proportional to the change in traditional premiums and benefits as reserves on term policies are generally less than reserves on whole life policies.

Underwriting, Acquisition and Insurance Expenses

	Three months ended March 31,
	2011	2010
	(Dollars in thousands)
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	$3,923	$3,767
Amortization of deferred policy acquisition costs	31,062	20,776
Amortization of value of insurance in force acquired	384	576
Other underwriting, acquisition and insurance expenses, net of deferrals	18,615	18,819
Total	$53,984	$43,938

Underwriting, acquisition and insurance expenses increased 22.9% to $54.0 million in the first quarter of 2011. Amortization of deferred policy acquisition costs in the first quarter of 2011 increased primarily due to the net impact of operating adjustments as detailed under "Impact of Operating Adjustments on FBL Net Income." Amortization of deferred policy acquisition costs on our EquiTrust Life distribution channel, excluding the impact of operating adjustments, totaled $13.8 million in the first quarter of 2011 compared to $12.0 million in the first quarter of 2010 primarily due to an increase in earned spreads.

Income Taxes

Income taxes totaled $11.8 million in the first quarter of 2011, compared to $8.0 million in the first quarter of 2010. The effective tax rate was 32.0% for the first quarter of 2011 and for the 2010 period. The effective tax rates differ from the federal statutory rate of 35% primarily due to the impact of tax-exempt interest and tax-exempt dividend income.

Equity Income, Net of Related Income Taxes

Equity income, net of related income taxes, totaled $1.4 million for the first quarter of 2011, compared to $1.1 million for first quarter of 2010. Equity income includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest. Given the timing of availability of financial information from our equity investees, we will consistently use information that is as much as three months in arrears for certain of these entities. Several of these entities are investment companies whose operating results are derived primarily from unrealized and realized gains and losses generated by their investment portfolios. As is normal with these types of entities, the level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment, changes in prices of fixed maturity and equity securities held by the investment partnerships, timing and success of initial public offerings and other exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures.

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

We analyze our segment results based on pre-tax operating income (loss). Accordingly, income taxes are not allocated to the segments. In addition, operating results are generally reported net of any transactions between the segments. Operating income for the periods ended March 31, 2011 and 2010 represents net income excluding the impact of realized gains and losses on investments and changes in net unrealized gains and losses on derivatives.

The impact of realized gains and losses on investments and unrealized gains and losses on derivatives also includes adjustments for taxes and that portion of amortization of deferred policy acquisition costs, deferred sales inducements, unearned revenue reserve and value of insurance in force acquired attributable to such gains or losses. Our rationale for using operating income

March 31, 2011

(loss), in addition to net income, to measure our performance is summarized in Note 8 to the consolidated financial statements.

Reconciliation of Net Income to Pre-tax Operating Income

	Three months ended March 31,
	2011	2010
	(Dollars in thousands)
Net income attributable to FBL Financial Group, Inc.	$26,493	$18,021
Net impact of operating income adjustments (1)	2,135	2,277
Income taxes on operating income	13,691	9,770
Pre-tax operating income	$42,319	$30,068

Pre-tax operating income (loss) by segment:
Traditional Annuity - Exclusive Distribution	$14,863	$11,890
Traditional Annuity - Independent Distribution	13,191	7,643
Traditional and Universal Life Insurance	11,492	11,111
Variable	5,188	3,540
Corporate and Other	(2,415)	(4,116)
	$42,319	$30,068

(1)	See "Net Income Attributable to FBL Financial Group, Inc." above for additional details on our operating income adjustments.

A discussion of our operating results, by segment, follows:

Traditional Annuity - Exclusive Distribution Segment

	Three months ended March 31,
	2011	2010
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive and index product charges	$161	$125
Net investment income	44,421	41,151
Derivative loss	(545)	(502)
	44,037	40,774
Benefits and expenses	29,174	28,884
Pre-tax operating income	$14,863	$11,890

Other data
Annuity premiums collected, direct	$119,474	$78,684
Policy liabilities and accruals, end of period	3,044,248	2,763,681

Individual annuity spread:
Weighted average yield on cash and invested assets	6.19%	6.26%
Weighted average interest crediting rate/index costs	3.40%	3.69%
Spread	2.79%	2.57%

Individual annuity withdrawal rate	5.4%	4.1%

Pre-tax operating income for the Exclusive Annuity segment increased 25.0% in the first quarter of 2011 to $14.9 million, primarily due to increases in spreads earned and the volume of business in force. The average aggregate account value for annuity contracts in force in the Exclusive Annuity segment increased to $2,062.2 million for the three months ended March 31, 2011 from $1,876.7 million for the 2010 period due to sales by our exclusive agents and advances on our funding agreement with the FHLB totaling $233.5 million.

March 31, 2011

Premiums collected increased 51.8% for the three months ended March 31, 2011. The amount of traditional annuity premiums collected is highly dependent upon the relationship between the current crediting rate and perceived security of our products compared to competing products.

The individual annuity weighted average yield on cash and invested assets decreased in 2011 primarily due to reinvestment rates being lower than yields on investments maturing or being paid down, as discussed in the "Financial Condition" section below, partially offset by an increase in income from prepayment fees and net discount accretion on mortgage and asset-backed securities totaling $0.7 million. The weighted average interest crediting rate decreased due to decreases in the interest crediting rates on a significant portion of our annuity portfolio during 2010.

Traditional Annuity - Independent Distribution Segment

	Three months ended March 31,
	2011	2010
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive and index product charges	$6,302	$6,267
Net investment income	100,335	96,831
Derivative income	16,081	9,165
	122,718	112,263
Benefits and expenses	109,527	104,620
Pre-tax operating income	$13,191	$7,643

Other data
Annuity premiums collected, independent channel
Fixed rate annuities	$25,143	$18,648
Index annuities	157,306	28,688
Total annuity premiums collected, independent channel	182,449	47,336
Annuity premiums collected, assumed	328	320
Policy liabilities and accruals, end of period	7,433,695	7,260,128

Individual deferred annuity spread:
Weighted average yield on cash and invested assets	6.14%	5.97%
Weighted average interest crediting rate/index cost	3.39%	3.67%
Spread	2.75%	2.30%

Individual traditional annuity withdrawal rate	7.2%	6.8%

Pre-tax operating income for the Independent Annuity segment increased 72.6% in the first quarter of 2011 to $13.2 million, primarily due to increases in spreads earned and the positive impact of hedging activities. The average aggregate account value for annuity contracts in force in the Independent Annuity segment totaled $7,001.6 million for the three months ended March 31, 2011 compared to $7,030.9 million for the 2010 period. The decline in account value occurred as result of increased surrender activity during the third and fourth quarters of 2010. See the "Impact of Recent Business Environment" section above for further discussion of surrender activity.

The EquiTrust Life independent distribution channel experienced a hedging benefit of $3.3 million during the first quarter of 2011 as a result of proceeds from call option settlements exceeding index credit benefits. The excess options were originally purchased to hedge index annuities which were surrendered during prior periods.

Benefits and expenses increased in 2011 primarily due to increases in amortization of deferred policy acquisition costs and deferred sales inducements. These increases were the result of the corresponding improvements in spread income earned during 2011.

Premiums collected in the independent channel increased 285.4% for the three months ended March 31, 2011 compared to the

March 31, 2011

2010 period. We increased emphasis on growing our business from the independent distribution channel in 2010, after intentionally slowing sales to preserve capital immediately following the 2009 economic downturn. The 2011 reduction in crediting rates reflect the positive impact of hedging activities and lower call option costs. The weighted average yield increased due to an increase in income from prepayment fees and net discount accretion on mortgage and asset-backed securities totaling $2.5 million received during the first quarter of 2011.

Traditional and Universal Life Insurance Segment

	Three months ended March 31,
	2011	2010
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive product charges and other income	$12,414	$11,439
Traditional life insurance premiums	41,387	39,245
Net investment income	34,089	32,863
	87,890	83,547
Benefits and expenses	76,398	72,436
Pre-tax operating income	$11,492	$11,111

Other data
Life premiums collected, net of reinsurance	$59,089	$52,051
Policy liabilities and accruals, end of period	2,144,052	2,076,628
Direct life insurance in force, end of period (in millions)	41,794	39,312

Interest sensitive life insurance spread:
Weighted average yield on cash and invested assets	6.67%	6.59%
Weighted average interest crediting rate	4.20%	4.26%
Spread	2.47%	2.33%

Pre-tax operating income for the Traditional and Universal Life Insurance segment increased 3.4% in the first quarter of 2011 to $11.5 million. The increase in 2011 was primarily attributable to an increase in our direct traditional and universal life insurance in force, partially offset by increases in amortization of deferred policy acquisition costs and expenses allocated from the Variable segment.

Amortization of deferred acquisition costs increased $2.0 million primarily due to updating term reinsurance estimates during the first quarter of 2011. Other underwriting expenses increased $1.3 million for the first quarter of 2011 primarily due to an increase in expenses allocated from the Variable segment.

Policy liabilities and accruals increased in 2011 due to an increase in business in force. Our direct traditional and universal life insurance in force increased 6.3% to $41,793.5 million in 2011 due to sales by our Farm Bureau Life agency force exceeding the loss of in force amounts through deaths, lapses and surrenders.

The weighted average yield on cash and invested assets for interest sensitive life insurance products increased primarily due to an increase in investment income from prepayment fees of $0.2 million, partially offset by lower yields as reinvestment rates are lower than yields on investments maturing or being paid down, as discussed in the "Financial Condition" section below.

March 31, 2011

Variable Segment

	Three months ended March 31,
	2011	2010
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive product charges	$12,006	$12,196
Net investment income	4,555	4,026
Other income	1,403	693
	17,964	16,915
Benefits and expenses	12,776	13,375
Pre-tax operating income	$5,188	$3,540

Other data
Variable premiums collected, net of reinsurance	$23,822	$30,450
Policy liabilities and accruals, end of period	291,233	268,630
Separate account assets, end of period	774,774	726,825
Direct life insurance in force, end of period (in millions)	6,876	7,270

Pre-tax operating income for the Variable segment increased 46.6% to $5.2 million in the first quarter of 2011. The increase was primarily due to a reduction in expenses allocated to the segment and the impact of market performance on amortization of deferred policy acquisition costs, partially offset by increased mortality experience.

General expenses decreased $1.4 million in the first quarter of 2011 primarily due to the impact of changes in expense allocations between segments. Amortization of deferred policy acquisition costs decreased $0.9 million in the first quarter of 2011 primarily due to the impact of separate account performance. Death benefits in excess of related account values on variable policies increased $1.2 million to $4.5 million in the first quarter of 2011.

Variable premiums tend to vary with the volatility, performance of and confidence level in the equity markets as well as crediting and interest rates on competing products, including fixed rate annuities and bank-offered certificates of deposit. During 2010, we discontinued underwriting new sales of variable products and terminated new sales with our variable alliance partners in 2010 and 2011. We continue to receive premiums from sales that occurred prior to this change. During 2010, our Farm Bureau Life distribution channel began selling variable products underwritten by a large well-known insurance company with variable product expertise. We earn fees from the sale of brokered products, which are reported as other income. A portion of these revenues are passed on to the agents as commissions for the underlying sales. The decision to discontinue underwriting variable products was made because we lack the scale necessary to generate acceptable returns and be competitive in this product line over time. The existing in force business remains on our books and we will continue to administer this business.

March 31, 2011

Corporate and Other Segment

	Three months ended March 31,
	2011	2010
	(Dollars in thousands)
Pre-tax operating loss
Operating revenues:
Net investment income	$3,119	$3,218
Derivative loss	—	(519)
Other income	3,499	2,300
	6,618	4,999
Interest expense	6,109	6,118
Benefits and other expenses	5,079	4,695
	(4,570)	(5,814)
Noncontrolling interest	2	14
Equity income, before tax	2,153	1,684
Pre-tax operating loss	$(2,415)	$(4,116)

Pre-tax operating loss decreased 41.3% to $2.4 million in the first quarter of 2011. This change was primarily due to increases in other income and equity income and a decrease in derivative losses.

Other income increased in 2011 primarily due to a $1.0 million cash settlement received from a litigation case as discussed under "Other Income and Other Expenses" above. The remaining amounts in other income and other expenses primarily relate to operating results of our non-insurance subsidiaries. The changes in equity income are discussed in the "Equity Income" section above. The derivative loss in 2010 included the net interest expense on an interest rate swap that expired in October 2010. See Note 3 to our consolidated financial statements for additional information on this interest rate swap.

Financial Condition

Investments

Our investment portfolio increased 1.3% to $13,240.2 million at March 31, 2011 compared to $13,069.7 million at December 31, 2010. The portfolio increased due to positive cash flows from operating and financing activities. The primary driver of the increase, however, was a $75.4 million increase in the fair market value of fixed maturity securities during 2011 to a net unrealized gain of $229.6 million at March 31, 2011. The narrowing in credit spreads across most sectors in our fixed maturity portfolio offset an increase in the U.S. Treasury yields during the first quarter of 2011. Moderately wide credit spreads in certain sectors continue to impact our investment portfolio. Additional details regarding securities in an unrealized loss position at March 31, 2011 are included in the discussion that follows and in Note 2 to our consolidated financial statements. Details regarding investment impairments are discussed above in the "Realized Gains (Losses) on Investments" section under "Results of Operations."

We manage our investment portfolio with a strategy designed to achieve superior risk-adjusted returns consistent with the investment philosophy of maintaining a largely investment grade portfolio and providing adequate liquidity for obligations to policyholders and other requirements. The Company's investment policy calls for investing almost exclusively in fixed maturity securities that are investment grade and meet our quality and yield objectives. We prefer to invest in securities with intermediate maturities because they more closely match the intermediate nature of our policy liabilities. We believe this strategy is appropriate for managing our cash flows.

March 31, 2011

Fixed Maturity Securities Acquisitions Selected Information

	Three months ended
	March 31, 2011	March 31, 2010
	(Dollars in thousands)
Cost of acquisitions:
Corporate investment grade	$323,482	$165,767
Mortgage and asset-backed	179,175	181,573
United States Government and agencies	3,110	—
Tax-exempt municipals	12,464	—
Taxable municipals	33,187	39,128
Total	$551,418	$386,468
Effective annual yield	5.23%	3.82%
Credit quality
NAIC 1 designation	61.0%	86.2%
NAIC 2 designation	39.0%	13.8%
Weighted-average life in years	8.3	12.7
The table above summarizes selected information for fixed maturity purchases. The effective annual yield shown was the yield calculated to the "worst-call date." For noncallable bonds, the worst-call date is always the maturity date. For callable bonds, the worst-call date is the call or maturity date that produces the lowest yield. The weighted-average maturity was calculated using scheduled pay-downs and expected prepayments for amortizing securities. For non-amortizing securities, the weighted-average maturity is equal to the stated maturity date.

A portion of the securities acquired during the three months ended March 31, 2011 and March 31, 2010, were acquired with the proceeds from advances on our funding agreements with the FHLB. The securities acquired to support these funding agreements often carry a lower average yield than securities acquired to support our other insurance products, due to the relatively low interest rate paid on those advances. The average yield of the securities acquired, excluding the securities supporting these funding agreements, was 5.26% during the three month period ended March 31, 2011 and 5.66% during the three month period ended March 31, 2010.

Investment Portfolio Summary

	March 31, 2011		December 31, 2010
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturity securities - available for sale:
Public	$8,990,172	67.9%	$8,812,951	67.5%
144A private placement	1,887,892	14.3	1,771,383	13.6
Private placement	580,935	4.4	544,190	4.2
Total fixed maturity securities - available for sale	11,458,999	86.6	11,128,524	85.3
Equity securities	80,613	0.6	78,656	0.6
Mortgage loans	1,249,905	9.3	1,254,437	9.5
Derivative instruments	40,924	0.3	40,729	0.3
Real estate	13,500	0.1	13,554	0.1
Policy loans	169,498	1.3	170,341	1.3
Other long-term investments	125	—	132	—
Short-term investments	226,653	1.8	383,369	2.9
Total investments	$13,240,217	100.0%	$13,069,742	100.0%

As of March 31, 2011, 93.3% (based on carrying value) of the available-for-sale fixed maturity securities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade

March 31, 2011

debt securities (NAIC designations 3 through 6). As of March 31, 2011, the investment in non-investment grade debt was 6.7% of available-for-sale fixed maturity securities. At that time, no single non-investment grade holding exceeded 0.2% of total investments.

Credit Quality by NAIC Designation and Equivalent Rating

		March 31, 2011		December 31, 2010
NAIC Designation	Equivalent Rating (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$7,150,792	62.4%	$6,988,040	62.8%
2	BBB	3,535,752	30.9	3,444,502	31.0
	Total investment grade	10,686,544	93.3	10,432,542	93.8
3	BB	469,748	4.1	438,497	3.9
4	B	199,893	1.7	164,474	1.5
5	CCC	63,852	0.6	65,869	0.6
6	In or near default	38,962	0.3	27,142	0.2
	Total below investment grade	772,455	6.7	695,982	6.2
	Total fixed maturity securities - available for sale	$11,458,999	100.0%	$11,128,524	100.0%

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

Military housing fixed maturity securities with characteristics similar to commercial mortgage-backed securities and an estimated fair value of $215.2 million at December 31, 2010 were reclassified within the following schedules. These securities were previously included within the state, municipal and other governments category.

March 31, 2011

Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification

	March 31, 2011
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$484,180	$394,912	$31,143	$89,268	$(6,103)
Capital goods	342,591	299,674	22,876	42,917	(4,424)
Communications	228,355	199,642	14,683	28,713	(328)
Consumer cyclical	314,717	282,630	20,439	32,087	(2,249)
Consumer noncyclical	443,193	403,297	33,198	39,896	(935)
Energy	669,651	530,966	38,785	138,685	(5,804)
Finance	1,648,370	1,217,494	74,463	430,876	(31,908)
Transportation	173,214	145,427	12,712	27,787	(810)
Utilities	1,241,565	1,087,628	86,524	153,937	(8,049)
Other	163,149	143,687	10,954	19,462	(2,063)
Total corporate securities	5,708,985	4,705,357	345,777	1,003,628	(62,673)
Collateralized debt obligation	3,127	3,127	—	—	—
Mortgage and asset-backed securities	3,540,816	2,724,459	118,676	816,357	(133,089)
United States Government and agencies	126,972	71,626	6,148	55,346	(2,831)
State, municipal and other governments	2,079,099	1,057,703	27,032	1,021,396	(69,464)
Total	$11,458,999	$8,562,272	$497,633	$2,896,727	$(268,057)

	December 31, 2010
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$460,491	$374,658	$31,318	$85,833	$(8,871)
Capital goods	329,229	284,160	23,760	45,069	(10,278)
Communications	214,962	206,979	14,965	7,983	(182)
Consumer cyclical	295,336	250,864	19,694	44,472	(3,192)
Consumer noncyclical	436,122	404,867	35,918	31,255	(960)
Energy	652,011	537,306	42,672	114,705	(6,068)
Finance	1,550,930	1,054,067	60,322	496,863	(54,792)
Transportation	174,969	167,667	15,223	7,302	(161)
Utilities	1,207,759	1,054,920	92,636	152,839	(7,322)
Other	147,390	122,525	10,982	24,865	(2,487)
Total corporate securities	5,469,199	4,458,013	347,490	1,011,186	(94,313)
Collateralized debt obligations	2,745	2,745	—	—	—
Mortgage and asset-backed securities	3,480,769	2,468,577	116,649	1,012,192	(167,660)
United States Government and agencies	134,085	93,298	7,059	40,787	(225)
State, municipal and other governments	2,041,726	904,901	21,121	1,136,825	(75,927)
Total	$11,128,524	$7,927,534	$492,319	$3,200,990	$(338,125)

March 31, 2011

Credit Quality of Available-for-Sale Fixed Maturity Securities with Unrealized Losses

		March 31, 2011
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$1,870,651	64.6%	$(113,389)	42.3%
2	BBB	561,063	19.4	(38,426)	14.3
	Total investment grade	2,431,714	84.0	(151,815)	56.6
3	BB	216,544	7.5	(32,394)	12.1
4	B	157,031	5.3	(35,212)	13.1
5	CCC	60,511	2.1	(31,225)	11.6
6	In or near default	30,927	1.1	(17,411)	6.6
	Total below investment grade	465,013	16.0	(116,242)	43.4
	Total	$2,896,727	100.0%	$(268,057)	100.0%

		December 31, 2010
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$2,156,789	67.4%	$(145,143)	42.9%
2	BBB	604,127	18.9	(54,296)	16.1
	Total investment grade	2,760,916	86.3	(199,439)	59.0
3	BB	210,968	6.6	(30,740)	9.1
4	B	142,756	4.5	(37,971)	11.2
5	CCC	59,928	1.9	(47,992)	14.2
6	In or near default	26,422	0.7	(21,983)	6.5
	Total below investment grade	440,074	13.7	(138,686)	41.0
	Total	$3,200,990	100.0%	$(338,125)	100.0%

Available-For-Sale Fixed Maturity Securities with Unrealized Losses by Length of Time

	March 31, 2011
		Amortized Cost		Gross Unrealized Losses
	Number of Issuers	Market Value is Less than 75% of Cost	Market Value is 75% or Greater than Cost	Market Value is Less than 75% of Cost	Market Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	64	$—	$351,172	$—	$(3,345)
Greater than three months to six months	203	—	1,092,265	—	(34,541)
Greater than six months to nine months	4	—	14,459	—	(880)
Greater than nine months to twelve months	2	—	2,257	—	(57)
Greater than twelve months	208	191,534	1,513,097	(81,779)	(147,455)
Total		$191,534	$2,973,250	$(81,779)	$(186,278)

March 31, 2011

	December 31, 2010
		Amortized Cost		Gross Unrealized Losses
	Number of Issuers	Market Value is Less than 75% of Cost	Market Value is 75% or Greater than Cost	Market Value is Less than 75% of Cost	Market Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	258	$—	$1,448,149	$—	$(37,190)
Greater than three months to six months	7	24,069	8,000	(979)	(4,720)
Greater than six months to nine months	2	—	5,544	—	(43)
Greater than nine months to twelve months	2	—	2,987	—	(205)
Greater than twelve months	232	295,272	1,755,094	(123,979)	(171,009)
Total		$319,341	$3,219,774	$(124,958)	$(213,167)

Available-For-Sale Fixed Maturity Securities with Unrealized Losses by Maturity Date

	March 31, 2011		December 31, 2010
	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Due in one year or less	$5,492	$(72)	$94	$(26)
Due after one year through five years	67,089	(5,988)	110,891	(15,476)
Due after five years through ten years	289,785	(14,001)	286,568	(21,562)
Due after ten years	1,718,004	(114,907)	1,791,245	(133,401)
	2,080,370	(134,968)	2,188,798	(170,465)
Mortgage and asset-backed	816,357	(133,089)	1,012,192	(167,660)
Total	$2,896,727	$(268,057)	$3,200,990	$(338,125)

See Note 2 to our consolidated financial statements for additional analysis of these unrealized losses.

Mortgage and Asset-Backed Securities

Mortgage and other asset-backed securities comprised 30.9% at March 31, 2011 and 31.3% at December 31, 2010 of our total available-for-sale fixed maturity securities. These securities are purchased when we believe these types of investments provide superior risk-adjusted returns compared to returns of more conventional investments such as corporate bonds and mortgage loans. These securities are diversified as to collateral types, cash flow characteristics and maturity.

Mortgage and Asset-Backed Securities by Type

	March 31, 2011
	Amortized Cost	Par Value	Carrying Value	Percent of Fixed Maturity Securities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,214,627	$1,228,652	$1,229,695	10.7%
Pass-through	224,832	217,431	229,004	2.0
Planned and targeted amortization class	466,725	470,871	478,494	4.2
Other	36,121	36,206	36,590	0.3
Total residential mortgage-backed securities	1,942,305	1,953,160	1,973,783	17.2
Commercial mortgage-backed securities	1,065,345	1,083,968	1,064,272	9.3
Other asset-backed securities	547,579	638,154	502,761	4.4
Total	$3,555,229	$3,675,282	$3,540,816	30.9%

March 31, 2011

	December 31, 2010
	Amortized Cost	Par Value	Carrying Value	Percent of Fixed Maturity Securities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,219,828	$1,232,133	$1,219,618	11.0%
Pass-through	238,425	230,475	243,371	2.2
Planned and targeted amortization class	465,353	469,559	468,052	4.2
Other	37,852	37,942	38,197	0.3
Total residential mortgage-backed securities	1,961,458	1,970,109	1,969,238	17.7
Commercial mortgage-backed securities	1,034,478	1,046,609	1,031,062	9.3
Other asset-backed securities	535,844	622,267	480,469	4.3
Total	$3,531,780	$3,638,985	$3,480,769	31.3%

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

Our direct exposure to the Alt-A home equity and subprime first-lien sectors is limited to investments in structured securities collateralized by senior tranches of residential mortgage loans with this exposure. We also have a partnership interest in an investment grade securities fund that owns securities backed by Alt-A home equity, subprime first-lien and adjustable rate mortgage collateral. The fund is reported as securities and indebtedness of related parties in our consolidated balances sheets with a fair value of $32.1 million at March 31, 2011 and $30.1 million at December 31, 2010. We do not own any direct investments in subprime lenders or adjustable rate mortgages.

Mortgage and Asset-Backed Securities by Collateral Type

	March 31, 2011			December 31, 2010
	Amortized Cost	Carrying Value	Percent of Fixed Maturity Securities	Amortized Cost	Carrying Value	Percent of Fixed Maturity Securities
	(Dollars in thousands)			(Dollars in thousands)
Government agency	$813,950	$852,655	7.4%	$748,345	$787,188	7.1%
Prime	766,186	771,372	6.7	843,921	837,231	7.5
Alt-A	483,212	441,231	3.9	492,355	430,786	3.9
Subprime	30,124	23,308	0.2	30,117	23,540	0.2
Commercial mortgage	1,065,345	1,064,272	9.3	1,034,478	1,031,062	9.3
Non-mortgage	396,412	387,978	3.4	382,564	370,962	3.3
Total	$3,555,229	$3,540,816	30.9%	$3,531,780	$3,480,769	31.3%

The mortgage and asset-backed securities can be summarized into three broad categories: residential, commercial and other asset-backed securities.

March 31, 2011

Residential Mortgage-Backed Securities by Collateral Type and Origination Year

	March 31, 2011
	Government & Prime		Alt-A		Total
	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2011	$75,569	$77,597	$—	$—	$75,569	$77,597
2010	241,330	244,606	12,704	12,645	254,034	257,251
2009	74,384	76,801	—	—	74,384	76,801
2008	124,125	131,386	—	—	124,125	131,386
2007	65,905	68,469	56,628	41,520	122,533	109,989
2006 and prior	978,084	1,013,466	313,576	307,293	1,291,660	1,320,759
Total	$1,559,397	$1,612,325	$382,908	$361,458	$1,942,305	$1,973,783

	December 31, 2010
	Government & Prime		Alt-A		Total
	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2010	$241,634	$244,746	$13,602	$13,602	$255,236	$258,348
2009	75,581	78,289	—	—	75,581	78,289
2008	128,842	136,355	—	—	128,842	136,355
2007	66,159	69,029	57,723	39,470	123,882	108,499
2006	77,234	72,666	22,071	15,369	99,305	88,035
2005 and prior	981,997	1,013,159	296,615	286,553	1,278,612	1,299,712
Total	$1,571,447	$1,614,244	$390,011	$354,994	$1,961,458	$1,969,238

(1)
Insurance on 2006 Alt-A issues is provided by MBIA Insurance Corporation (79% in 2011 and 2010). Insurance on 2007 Alt-A issues is provided by Assured Guaranty Ltd. (32% in 2011 and 2010) and MBIA Insurance Corporation (27% in 2011 and 26% in 2010). There is no insurance coverage on Government & Prime investments or Alt-A investments with collateral originating prior to 2006 or after 2007.

Residential Mortgage-Backed Securities by NAIC Designation and Equivalent Rating

		March 31, 2011		December 31, 2010
NAIC Designation	Equivalent Rating	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$1,907,311	96.6%	$1,905,909	96.8%
3	BB	24,834	1.3	26,850	1.3
4	B	41,621	2.1	36,462	1.9
5	CCC	17	—	17	—
	Total	$1,973,783	100.0%	$1,969,238	100.0%

March 31, 2011

Commercial Mortgage-Backed Securities by Origination Year

	March 31, 2011		December 31, 2010
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2011	$56,832	$57,004	$—	$—
2010	22,900	23,218	23,039	23,212
2009	41,490	48,721	41,341	47,799
2008	209,594	229,385	209,474	232,797
2007	257,741	247,370	260,349	244,603
2006 and prior	476,788	458,574	500,275	482,651
Total	$1,065,345	$1,064,272	$1,034,478	$1,031,062

Commercial Mortgage-Backed Securities by NAIC Designation and Equivalent Rating

		March 31, 2011		December 31, 2010
NAIC Designation	Equivalent Rating	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	GNMA	$325,632	30.6%	$306,724	29.8%
1	FNMA	16,092	1.5	16,334	1.6
1	AAA, AA, A
	Generic	244,262	23.0	227,623	22.1
	Super Senior	204,279	19.2	213,922	20.7
	Mezzanine	8,242	0.8	8,320	0.8
	Junior	72,862	6.9	70,810	6.9
	Total AAA, AA, A	529,645	49.9	520,675	50.5
2	BBB	82,311	7.7	90,548	8.8
3	BB	56,584	5.3	44,833	4.3
4	B	45,101	4.2	44,670	4.3
5	CCC	8,907	0.8	7,278	0.7
	Total	$1,064,272	100.0%	$1,031,062	100.0%

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

The AAA, AA and A rated commercial mortgage-backed securities are broken down into categories based on subordination levels. Rating agencies disclose subordination levels, which measure the amount of credit support that the bonds (or tranches) have from subordinated bonds (or tranches). Generic is a term used for securities issued prior to 2005. The super senior securities have subordination levels greater than 27%, the mezzanine securities have subordination levels in the 17% to 27% range and the junior securities have subordination levels in the 9% to 16% range. Also included in the commercial mortgage backed securities are military housing bonds totaling $221.4 million at March 31, 2011 and $215.2 million at December 31, 2010. These bonds are used to fund the construction of multi-family homes on United States military bases. The bonds are backed by a first mortgage lien on residential military housing projects.

March 31, 2011

Other Asset-Backed Securities by Collateral Type and Origination Year

	March 31, 2011
	Government & Prime		Alt-A		Subprime		Non-Mortgage		Total
	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2011	$—	$—	$—	$—	$—	$—	$12,878	$12,902	$12,878	$12,902
2010	—	—	—	—	—	—	164,512	165,270	164,512	165,270
2009	—	—	—	—	—	—	61,688	62,174	61,688	62,174
2007	9,974	5,405	15,776	7,749	—	—	63,360	64,033	89,110	77,187
2006 and prior	10,765	6,297	84,528	72,024	30,124	23,308	93,974	83,599	219,391	185,228
Total	$20,739	$11,702	$100,304	$79,773	$30,124	$23,308	$396,412	$387,978	$547,579	$502,761

	December 31, 2010
	Government & Prime		Alt-A		Subprime		Non-Mortgage		Total
	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2010	$—	$—	$—	$—	$—	$—	$169,631	$170,212	$169,631	$170,212
2009	—	—	—	—	—	—	61,791	62,415	61,791	62,415
2007	9,976	3,840	15,864	6,940	—	—	61,843	62,211	87,683	72,991
2006	8,630	4,011	58,456	43,587	—	—	32,242	33,077	99,328	80,675
2005 and prior	2,213	2,324	28,024	25,265	30,117	23,540	57,057	43,047	117,411	94,176
Total	$20,819	$10,175	$102,344	$75,792	$30,117	$23,540	$382,564	$370,962	$535,844	$480,469

(1)
Insurance on 2006 Alt-A issues is provided by Financial Guaranty Insurance Co. (FGIC) (39% in 2011 and 40% in 2010) and AMBAC Assurance Corporation (Ambac) (34% in 2011 and 2010). Insurance on 2007 Alt-A issues is provided by Ambac (46% in 2011 and 2010), MBIA Insurance Corporation (32% in 2011 and 31% in 2010) and FGIC (22% in 2011 and 23% in 2010). The 2006 and 2007 Government & Prime issues are 100% insured by Ambac (2006 issues) and MBIA Insurance Corporation (2007 issues). There is no insurance coverage on other asset-backed securities with subprime or non-mortgage collateral or collateral originating prior to 2006 or after 2007.

Other Asset-Backed Securities by NAIC Designation and Equivalent Rating

		March 31, 2011		December 31, 2010
NAIC Designation	Equivalent Ratings	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$464,584	92.4%	$449,230	93.5%
2	BBB	9,762	1.9	8,251	1.7
3	BB	318	0.1	339	0.1
4	B	4,553	0.9	4,729	1.0
5	CCC	21,634	4.3	16,635	3.4
6	In or near default	1,910	0.4	1,285	0.3
	Total	$502,761	100.0%	$480,469	100.0%

The mortgage and asset-backed portfolios include securities wrapped by monoline bond insurers to provide additional credit enhancement for the investment. We believe these securities were underwritten at investment grade levels excluding any credit enhancing protection. At March 31, 2011, the fair value of our insured mortgage and asset-backed holdings totaled $100.4 million, or 2.8% of our mortgage and asset-backed portfolios and 0.9% of our total fixed income portfolio.

During 2009, FGIC was downgraded by rating agencies and in November of 2009 was ordered to stop making payments. In March 2010, the Wisconsin Insurance Commissioner placed a temporary moratorium on payments for Ambac wrapped residential mortgage-backed securities. Securities with existing or expected cash flow concerns that are wrapped by FGIC or Ambac have been other-than-temporarily impaired. We do not consider the investments wrapped by other monoline bond insurers to be other-than-temporarily impaired at March 31, 2011 because we do not have reason to believe that those

March 31, 2011

guarantees, if needed, will not be honored. We do not directly own any fixed income or equity investments in monoline bond insurers.

Residential Mortgage-Backed Securities and Other Asset-Backed Securities by Insurance

		March 31, 2011			December 31, 2010
	Insurers' S&P Rating (1)	Residential Mortgage- Backed	Other Asset- Backed	Total Carrying Value	Residential Mortgage- Backed	Other Asset- Backed	Total Carrying Value
Insured:		(Dollars in thousands)
Ambac	NR (2)	$—	$18,684	$18,684	$—	$16,124	$16,124
Assured Guaranty Ltd.	AA+	13,733	—	13,733	14,182	—	14,182
FGIC	NR (2)	—	33,104	33,104	—	33,547	33,547
MBIA Insurance Corporation	B	19,203	15,664	34,867	17,414	13,492	30,906
Total with insurance		32,936	67,452	100,388	31,596	63,163	94,759
Uninsured:
GNMA		201,492	—	201,492	194,057	—	194,057
FHLMC		360,109	2,228	362,337	316,336	2,295	318,631
FNMA		288,789	26	288,815	274,459	28	274,487
Other		1,090,457	433,055	1,523,512	1,152,790	414,983	1,567,773
Total		$1,973,783	$502,761	$2,476,544	$1,969,238	$480,469	$2,449,707

(1)	Rating in effect as of March 31, 2011.
(2)	No formal published rating.

Collateralized Debt Obligations

We held one collateralized debt obligation investment at March 31, 2011, which is backed by credit default swaps with no home equity exposure. As discussed in Note 3, we began reporting this security at fair value with changes in market value reflected as derivative income or loss within the consolidated statements of operations in accordance with an accounting change effective July 1, 2010.

State, Municipal and Other Government Securities

State, municipal and other government securities totaled $2.1 billion, or 18.1% of our portfolio and include investments in general obligation, revenue and municipal housing bonds. Our investment strategy is to utilize municipal bonds in addition to corporate bonds, as we believe they provide additional diversification and have historically low default rates compared with similarly rated corporate bonds. We evaluate the credit strength of the underlying issues on both a quantitative and qualitative basis, excluding insurance, prior to acquisition. The majority of the municipal bonds we hold are investment grade credits without consideration of insurance. Our municipal bonds are well diversified by type and geography with the top exposure being school general obligation bonds. Our municipal bond exposure has an average rating of AA and is trading at 98.0% of book value. The insolvency of one or more of the credit enhancing entities would be a meaningful short-term market liquidity event, but would not dramatically increase our investment portfolio's risk profile. Military housing fixed maturity securities with characteristics similar to commercial mortgage-backed securities were reclassified from state, municipal and other government securities to commercial mortgage-backed securities.

Equity Securities

Equity securities totaled $80.6 million at March 31, 2011 and $78.7 million at December 31, 2010. Gross unrealized gains totaled $3.6 million and gross unrealized losses totaled $0.9 million at March 31, 2011. At December 31, 2010, gross unrealized gains totaled $3.0 million and gross unrealized losses totaled $2.0 million on these securities. The unrealized losses are primarily attributable to nonredeemable perpetual preferred securities from issuers in the financial sector. See Note 2 to our consolidated financial statements for further discussion regarding our analysis of unrealized losses related to these securities.

March 31, 2011

Mortgage Loans

Mortgage loans totaled $1,249.9 million at March 31, 2011 and $1,254.4 million at December 31, 2010. Our mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. There were two mortgage loans more than 60 days delinquent with a carrying value of $16.7 million at March 31, 2011 and $16.8 million at December 31, 2010. The total number of commercial mortgage loans outstanding was 325 at March 31, 2011 and 326 at December 31, 2010. In 2011, new loans ranged from $0.7 million to $8.0 million in size, with an average loan size of $3.4 million and an average loan term of 15 years. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. The majority of our mortgage loans amortize principal, with 7.0% that are interest only loans at March 31, 2011. At March 31, 2011, the average loan-to-value of the current outstanding principal balance using the most recent appraised value was 56.1% and the weighted average debt service coverage ratio was 1.5 based on the results of our 2009 annual study. See Note 2 to our consolidated financial statements for further discussion regarding our mortgage loans.

Derivative Instruments

Derivative instruments totaling $40.9 million at March 31, 2011 and $40.7 million at December 31, 2010 consist primarily of call options supporting our index annuity business net of collateral received from counterparties.

Asset-Liability Management

Our asset-liability management program includes (i) designing and developing products that encourage persistency and help ensure targeted spreads are earned and, as a result, create a stable liability structure, and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of our insurance liabilities. The weighted average life of the fixed maturity and mortgage loan portfolio based on fair values was approximately 8.7 years at March 31, 2011 and 8.6 years at December 31, 2010. While it can be difficult to maintain asset and liability durations that are perfectly matched in a dynamic environment, we have identified various strategies that can be implemented if duration mismatches exceed acceptable tolerances. The effective duration of the fixed maturity and mortgage loan portfolios backing our annuity products was 5.7 at March 31, 2011 and 5.9 at December 31, 2010. The effective duration of our annuity liabilities was approximately 6.7 at March 31, 2011 and December 31, 2010.

Other Assets

Deferred policy acquisition costs decreased 4.2% to $777.7 million and deferred sales inducements decreased 4.8% to $246.7 million at March 31, 2011 primarily due to the impact of the change in unrealized appreciation/depreciation on fixed maturity securities. The impact of unrealized appreciation/depreciation on fixed maturity securities decreased deferred policy acquisition costs $130.6 million at March 31, 2011 and $90.7 million at December 31, 2010; and decreased deferred sales inducements $12.1 million at March 31, 2011 compared to an increase of $1.3 million at December 31, 2010.

Liabilities

Future policy benefits increased 1.8% to $12,224.9 million at March 31, 2011 primarily due to an increase in the volume of index annuity and exclusive annuity business in force. Other liabilities decreased 17.8% to $145.7 million primarily due to decreases in payables for securities purchased and accrued expenses.

Stockholders' Equity

FBL Financial Group, Inc. stockholders' equity increased 3.8% to $1,190.1 million at March 31, 2011, compared to $1,146.3 million at December 31, 2010, primarily due to net income and the change in unrealized appreciation/depreciation on fixed maturity securities during the period.

At March 31, 2011, FBL's common stockholders' equity was $1,187.1 million, or $38.13 per share, compared to $1,143.3 million or $36.95 per share at December 31, 2010. Included in stockholders' equity per common share is $1.74 at March 31, 2011 and $1.29 at December 31, 2010 attributable to accumulated other comprehensive income.

March 31, 2011

Liquidity and Capital Resources

Cash Flows

During 2011, our operating activities generated cash flows totaling $98.1 million consisting of net income of $26.5 million adjusted for non-cash operating revenues and expenses netting to $71.6 million. We used cash of $90.4 million in our investing activities during the 2011 period. The primary uses were $610.6 million of investment acquisitions, mostly in fixed maturity securities, partially offset by $365.1 million in sales, maturities and repayments of investments. Our financing activities provided cash of $104.5 million during the 2011 period. The primary sources were $393.4 million in receipts from interest sensitive and index products credited to policyholder account balances, partially offset by $290.7 million for return of policyholder account balances on interest sensitive and index products.

Sources and Uses of Capital Resources

Parent company cash inflows from operations consist primarily of (i) dividends from subsidiaries, if declared and paid, (ii) fees that it charges the various subsidiaries and affiliates for management of their operations, (iii) expense reimbursements from subsidiaries and affiliates, (iv) proceeds from the exercise of employee stock options, (v) proceeds from borrowings, (vi) tax settlements between the parent company and its subsidiaries and (vii) investment income. Revenue sources for the parent company during the three months ended March 31, 2011 included management fees from subsidiaries and affiliates of $1.9 million. Cash outflows are principally for salaries, taxes and other expenses related to providing these management services, dividends on outstanding stock and interest and principal repayments on our parent company debt.

The Life Companies' cash inflows consist primarily of premium income, deposits to policyholder account balances, income from investments, sales, maturities and calls of investments, repayments of investment principal and proceeds from call option settlements. The Life Companies' cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, dividends and current operating expenses. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. The Life Companies' continuing operations and financing activities relating to interest sensitive and index products provided funds totaling $200.1 million for the three months ended March 31, 2011 and $244.1 million for the 2010 period.

The ability of the Life Companies to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. During the remainder of 2011, the maximum amount legally available for distribution to FBL Financial Group, Inc., without further regulatory approval, is $60.1 million from Farm Bureau Life and $43.8 million from EquiTrust Life.

Interest payments on our debt totaled $6.5 million for the three months ended March 31, 2011 and 2010. Interest payments on our debt outstanding at March 31, 2011 are estimated to be $15.9 million for the remainder of 2011. As discussed in Note 9, "Subsequent Events," to our consolidated financial statements, in the second quarter of 2011, we refinanced our $100.0 million of 9.25% Senior Notes payable to affiliates with $100.0 million of 6.10% Senior Notes payable to the same affiliates.

We paid cash dividends on our common and preferred stock during the three-month period totaling $1.9 million in 2011 and 2010. It is anticipated that quarterly cash dividend requirements for the second quarter of 2011 will be $0.0075 per Series B redeemable preferred share and $0.0625 per common share. The level of common stock dividends will be analyzed quarterly and will be dependent upon our capital and liquidity positions. Assuming a dividend rate of $0.0625 per common share, the common and preferred dividends would total approximately $5.9 million during the remainder of 2011. The Company is licensed by the Iowa Farm Bureau Federation (IFBF), our majority shareholder, to use the "Farm Bureau" and "FB" designations and pays royalty fees to the IFBF as a result of this royalty agreement. The royalty agreement provides an option for the IFBF to terminate the agreement when FBL's quarterly common stock dividend is less than $0.10 per share. Assuming no further reduction in the quarterly dividend, the IFBF has agreed to temporarily forgo its right of termination through December 31, 2011 and we anticipate they will continue to forgo such right thereafter.

FBL Financial Group, Inc. expects to rely on available cash resources and dividends from Farm Bureau Life to make dividend payments to its stockholders and interest payments on its debt. The parent company had available cash and investments totaling $37.2 million at March 31, 2011. We anticipate that FBL Financial Group, Inc. will receive dividends totaling $15.0 million from Farm Bureau Life and $2.2 million from other non-life insurance subsidiaries during the remainder of 2011.

March 31, 2011

We manage the amount of our capital to be consistent with statutory and rating agency requirements. As of March 31, 2011, we estimate that we have sufficient capital in the life insurance subsidiaries, combined with capital at the holding company, to meet our rating objectives. However, this capital may not be sufficient if significant future losses are incurred or market conditions provide limited access to additional capital.

As of March 31, 2011, we had no material commitments for capital expenditures.

On a consolidated basis, we anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. We continuously monitor market conditions, as there can be no assurance that future experience regarding benefits and surrenders will be similar to historic experience since benefits and surrender levels are influenced by such factors as the interest rate environment, our financial strength ratings, the economy and other factors that impact policyholder behavior. Our investment portfolio at March 31, 2011, included $226.7 million of short-term investments, $117.0 million of cash and $1,343.4 million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value. In addition, Farm Bureau Life and EquiTrust Life are members of the FHLB, which provides a source for additional liquidity if needed. This membership allows the companies to utilize fixed or floating rate advances offered by the FHLB and secured by qualifying collateral. Our total capacity to utilize such advances is impacted by multiple factors including total market value of eligible collateral, level of statutory admitted assets and excess reserves and our willingness or capacity to hold activity-based FHLB common stock.

Contractual Obligations

In the normal course of business, we enter into insurance contracts, financing transactions, lease agreements or other commitments which are necessary or beneficial to our operations. These commitments may obligate us to certain cash flows during future periods. There have been no material changes to our total contractual obligations since December 31, 2010.

Recently Adopted Accounting Changes

See Note 1 to our consolidated financial statements for a discussion of recent accounting pronouncements that have been implemented during 2011 and those that have been issued and will be implemented in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks of Financial Instruments

There have been no material changes in the market risks of our financial instruments since December 31, 2010.

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

Our internal control over financial reporting changes from time-to-time as we modify and enhance our systems and processes to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. Any significant changes in controls are evaluated prior to implementation to help ensure the continued effectiveness of our internal controls and internal control environment. While changes have taken place in our internal controls during the quarter ended March 31, 2011, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

March 31, 2011

PART II. OTHER INFORMATION

March 31, 2011

ITEM 6. EXHIBITS

(a) Exhibits:

10.1*+	2006 Class A Common Stock Compensation Plan as amended through February 17, 2011

10.1(a)*+	Form of Stock Option Agreement, pursuant to the FBL Financial Group, Inc. 2006 Class A Common Stock Compensation Plan

10.4(a)+	Forbearance letter agreement dated April 25, 2011 between FBL Financial Group, Inc. and Iowa Farm Bureau Federation.

10.10*+	Management Performance Plan (2011 payable 2012)

10.21*+	Form of Restricted Stock Agreement, dated as of February 17, 2011 between the Company and each of James P. Brannen, Charles T. Happel, Kevin R. Slawin and Russell J. Wiltgen

10.22*+	Form of Restricted Stock Agreement, dated February 17, 2011 between the Company and James E. Hohmann

10.23*+	Bonus Restricted Stock Agreement, dated February 17, 2011 between the Company and James E. Hohmann

31.1+	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	exhibit relates to a compensatory plan for management or directors
+	filed herewith

March 31, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2011

FBL FINANCIAL GROUP, INC.

By	/s/ James E. Hohmann
James E. Hohmann
Chief Executive Officer (Principal Executive Officer)

By	/s/ James P. Brannen
James P. Brannen
Chief Financial Officer (Principal Financial and Accounting Officer)