Form 10-Q
period 2011-06-30
FBL FINANCIAL GROUP INC
filed 2011-08-04
CIK 1012771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:
Title of each class	Outstanding at August 1, 2011
Class A Common Stock, without par value	30,024,754
Class B Common Stock, without par value	1,192,990

FBL FINANCIAL GROUP, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

ITEM 1. FINANCIAL STATEMENTS

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	June 30, 2011	December 31, 2010
Assets
Investments:
Fixed maturity securities - available for sale, at fair value (amortized cost: 2011 - $11,508,155; 2010 - $10,974,330)	$11,894,416	$11,128,524
Equity securities - available for sale, at fair value (cost: 2011 - $80,053; 2010 - $77,689)	83,287	78,656
Mortgage loans	1,242,370	1,254,437
Derivative instruments	49,041	40,729
Real estate	12,428	13,554
Policy loans	170,629	170,341
Other long-term investments	118	132
Short-term investments	53,994	383,369
Total investments	13,506,283	13,069,742

Cash and cash equivalents	174,412	4,794
Securities and indebtedness of related parties	72,229	57,832
Accrued investment income	143,087	135,384
Amounts receivable from affiliates	4,503	2,025
Reinsurance recoverable	117,526	122,326
Deferred policy acquisition costs	739,130	812,025
Deferred sales inducements	236,602	259,148
Value of insurance in force acquired	31,173	27,706
Current income taxes recoverable	7,845	17,914
Other assets	70,895	72,154
Assets held in separate accounts	759,927	753,050

Total assets	$15,863,612	$15,334,100

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

	June 30, 2011	December 31, 2010
Liabilities and stockholders' equity
Liabilities:
Policy liabilities and accruals:
Future policy benefits:
Interest sensitive and index products	$11,016,779	$10,645,927
Traditional life insurance and accident and health products	1,379,377	1,362,410
Other policy claims and benefits	49,845	51,393
Supplementary contracts without life contingencies	501,616	506,167
Advance premiums and other deposits	205,596	188,577
Amounts payable to affiliates	315	573
Short-term debt payable to affiliates	—	100,000
Long-term debt payable to affiliates	99,927	—
Long-term debt payable to non-affiliates	271,212	271,168
Deferred income taxes	165,788	131,174
Other liabilities	133,235	177,247
Liabilities related to separate accounts	759,927	753,050
Total liabilities	14,583,617	14,187,686

Stockholders' equity:
FBL Financial Group, Inc. stockholders' equity:
Preferred stock, without par value, at liquidation value - authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 30,013,406 shares in 2011 and 29,749,068 shares in 2010	126,105	118,165
Class B common stock, without par value - authorized 1,500,000 shares, issued and outstanding 1,192,990 shares	7,522	7,522
Accumulated other comprehensive income	105,403	39,895
Retained earnings	1,037,892	977,740
Total FBL Financial Group, Inc. stockholders' equity	1,279,922	1,146,322
Noncontrolling interest	73	92
Total stockholders' equity	1,279,995	1,146,414
Total liabilities and stockholders' equity	$15,863,612	$15,334,100

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues:
Interest sensitive and index product charges	$29,567	$30,435	$60,370	$60,438
Traditional life insurance premiums	44,139	42,791	85,526	82,036
Net investment income	188,292	179,908	374,811	357,997
Derivative income (loss)	307	(54,285)	35,847	(31,949)
Net realized capital gains on sales of investments	6,877	2,187	11,261	6,916

Total other-than-temporary impairment losses	(13,029)	(31,356)	(31,091)	(58,510)
Non-credit portion in other comprehensive income	8,081	24,262	13,819	43,394
Net impairment loss recognized in earnings	(4,948)	(7,094)	(17,272)	(15,116)

Other income	3,980	3,931	8,979	6,950
Total revenues	268,214	197,873	559,522	467,272

Benefits and expenses:
Interest sensitive and index product benefits	137,646	128,454	273,932	250,638
Change in value of index product embedded derivatives	(10,586)	(58,602)	1,665	(32,546)
Traditional life insurance benefits	37,717	31,211	74,315	68,520
Policyholder dividends	4,356	4,387	8,656	9,060
Underwriting, acquisition and insurance expenses	32,004	49,663	85,988	93,601
Interest expense	5,631	6,117	11,740	12,235
Other expenses	7,504	5,055	12,404	9,309
Total benefits and expenses	214,272	166,285	468,700	410,817
	53,942	31,588	90,822	56,455
Income taxes	(16,819)	(10,511)	(28,607)	(18,466)
Equity income, net of related income taxes	405	1,207	1,804	2,302
Net income	37,528	22,284	64,019	40,291
Net loss attributable to noncontrolling interest	18	39	20	53
Net income attributable to FBL Financial Group, Inc.	$37,546	$22,323	$64,039	$40,344

Earnings per common share	$1.22	$0.73	$2.09	$1.33
Earnings per common share - assuming dilution	$1.20	$0.73	$2.05	$1.32

Cash dividends per common share	$0.0625	$0.0625	$0.1250	$0.1250

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands)

	FBL Financial Group, Inc. Stockholders' Equity
	Series B Preferred Stock	Class A and Class B Common Stock (a)	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interest	Total Stockholders' Equity
Balance at January 1, 2010	$3,000	$117,399	$(118,730)	$869,487	$121	$871,277
Comprehensive income:
Net income - six months ended June 30, 2010	—	—	—	40,344	(53)	40,291
Change in net unrealized investment gains/losses	—	—	186,717	—	—	186,717
Non-credit impairment losses	—	—	(23,955)	—	—	(23,955)
Change in underfunded status of other postretirement benefit plans	—	—	112	—	—	112
Total comprehensive income (b)						203,165
Stock-based compensation, including the net issuance of 346,134 common shares under compensation plans	—	3,936	—	—	—	3,936
Dividends on preferred stock	—	—	—	(75)	—	(75)
Dividends on common stock	—	—	—	(3,773)	—	(3,773)
Receipts related to noncontrolling interest	—	—	—	—	29	29
Balance at June 30, 2010	$3,000	$121,335	$44,144	$905,983	$97	$1,074,559

Balance at January 1, 2011	$3,000	$125,687	$39,895	$977,740	$92	$1,146,414
Comprehensive income:
Net income - six months ended June 30, 2011	—	—	—	64,039	(20)	64,019
Change in net unrealized investment gains/losses	—	—	72,011	—	—	72,011
Non-credit impairment losses	—	—	(6,498)	—	—	(6,498)
Change in underfunded status of other postretirement benefit plans	—	—	(5)	—	—	(5)
Total comprehensive income (b)						129,527
Stock-based compensation, including the net issuance of 264,338 common shares under compensation plans	—	7,940	—	—	—	7,940
Dividends on preferred stock	—	—	—	(75)	—	(75)
Dividends on common stock	—	—	—	(3,812)	—	(3,812)
Receipts related to noncontrolling interest	—	—	—	—	1	1
Balance at June 30, 2011	$3,000	$133,627	$105,403	$1,037,892	$73	$1,279,995

(a)    All activity for the periods shown relates to Class A Common Stock.
(b)    Detail of comprehensive income for the three and six-month periods is shown below:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Total comprehensive income	$88,737	$101,940	$129,527	$203,165
Comprehensive income attributable to FBL Financial Group, Inc.	88,755	101,979	129,547	203,218

See accompanying notes.
FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Six months ended June 30,
	2011	2010
Operating activities
Net income	$64,019	$40,291
Adjustments to reconcile net income to net cash provided by operating activities:
Interest credited/index credits to account balances, excluding deferred sales inducements	230,867	219,888
Charges for mortality, surrenders and administration	(56,844)	(56,564)
Net realized losses on investments	6,011	8,200
Change in fair value of derivatives	(27,878)	(6,720)
Increase in traditional life and accident and health benefit accruals	16,967	20,356
Deferral of policy acquisition costs	(71,980)	(41,378)
Amortization of deferred policy acquisition costs, deferred sales inducements and value of insurance in force	55,589	57,897
Change in reinsurance recoverable	4,800	14,656
Provision for deferred income taxes	(911)	5,134
Other	(18,849)	(3,154)
Net cash provided by operating activities	201,791	258,606

Investing activities
Sales, maturities or repayments:
Fixed maturity securities - available for sale	592,334	332,146
Equity securities - available for sale	—	696
Mortgage loans	41,784	35,934
Derivative instruments	52,433	15,524
Policy loans	20,653	20,565
Securities and indebtedness of related parties	—	1,536
Acquisitions:
Fixed maturity securities - available for sale	(1,149,646)	(686,302)
Equity securities - available for sale	(2,364)	(9,735)
Mortgage loans	(29,740)	(30,200)
Derivative instruments	(29,109)	(31,004)
Policy loans	(20,941)	(21,038)
Securities and indebtedness of related parties	(11,694)	(17)
Short-term investments, net change	329,375	19,001
Disposals of property and equipment, net	(3,130)	(2,468)
Net cash used in investing activities	(210,045)	(355,362)

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Six months ended June 30,
	2011	2010
Financing activities
Contract holder account deposits	$789,831	$659,077
Contract holder account withdrawals	(613,212)	(548,689)
Receipts related to noncontrolling interests, net	1	29
Excess tax deductions on stock-based compensation	339	644
Issuance of common stock	4,800	1,384
Dividends paid	(3,887)	(3,848)
Net cash provided by financing activities	177,872	108,597
Increase in cash and cash equivalents	169,618	11,841
Cash and cash equivalents at beginning of period	4,794	11,690
Cash and cash equivalents at end of period	$174,412	$23,531

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$11,691	$12,181
Income taxes	20,577	15,335
Non-cash operating activity:
Deferral of sales inducements	27,278	8,531
Non-cash financing activity:
Refinancing of debt payable to affiliates	100,000	—

See accompanying notes.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2011

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

Operating results for the three and six-month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. We encourage you to refer to our consolidated financial statements and notes for the year ended December 31, 2010 included in our Annual Report on Form 10-K for a complete description of our material accounting policies. Also included in the Form 10-K is a description of areas of judgments and estimates and other information necessary to understand our financial position and results of operations.

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

Effective January 1, 2011, we adopted guidance issued by the FASB which modified the goodwill impairment test. This guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity would be required to perform Step 2 of the test if qualitative factors indicate that it is more likely than not that goodwill impairment exists. The adoption of this guidance had no impact on our consolidated financial statements.

Future Adoption of Recent Accounting Pronouncements

In June 2011, the FASB issued guidance related to the presentation of comprehensive income. This guidance requires us to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. This guidance removes the presentation option allowing comprehensive income disclosures in the statement of changes in stockholders' equity, but does not change the items that must be reported in other comprehensive income. This guidance will be effective January 1, 2012. Other than a presentation change, the adoption of this guidance will not have any impact on our consolidated financial statements.

In May 2011, the FASB issued guidance related to fair value measurement and disclosure, which substantially converged GAAP with International Accounting Standards Board guidance. This guidance is largely consistent with existing fair value measurement principles in GAAP; however, disclosure requirements have been expanded. This guidance will be effective January 1, 2012. Other than additional disclosures, the adoption of this guidance is not expected to have any impact on our consolidated financial statements.

In April 2011, the FASB issued guidance related to the determination of whether a mortgage loan modification is a troubled debt restructuring. Under this guidance, if a restructuring constitutes a concession and the debtor is experiencing financial difficulties, a troubled debt restructuring has occurred. This guidance is effective on July 1, 2011 and requires retrospective application to any restructuring activities occurring since January 1, 2011. The adoption of this guidance will not have any impact on our consolidated financial statements on July 1, 2011.

In September 2010, the FASB issued guidance related to accounting for costs associated with acquiring or renewing insurance contracts. This guidance defines allowable deferred acquisition costs as the incremental direct cost of contract acquisition and certain costs related directly to underwriting, policy issuance and processing. This guidance also allows for the deferral of advertising costs if 1) the primary purpose of the advertising is to elicit to customers who could be shown to have responded specifically to the advertising, and 2) the direct-response advertising results in probable future benefits. This guidance will be effective on January 1, 2012, with early adoption permitted. We plan to retrospectively adopt this guidance on January 1, 2012. This guidance is a significant change to current industry practice. We have not completed our evaluation of the new standard, however, adoption will likely result in a significant reduction to deferred policy acquisition costs and future related deferrals and amortization.

Refinements to Estimates

During the second quarter of 2011, refinements were made to the methods and assumptions used to calculate the amortization of value of insurance in force and deferred acquisition costs. Refinements were also made to the calculation of reserves for certain traditional life insurance contracts during the second quarter of 2010. The net impact of these refinements increased net income $8.1 million ($0.26 per basic and diluted common share) in 2011 and $3.0 million ($0.10 per basic and diluted common share) in 2010.

2. Investment Operations

Fixed Maturity and Equity Securities

Available-For-Sale Fixed Maturity and Equity Securities by Investment Category

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
	(Dollars in thousands)
Fixed maturity securities:
Corporate (2)	$5,561,061	$412,712	$(57,945)	$5,915,828
Residential mortgage-backed	2,023,866	78,488	(30,065)	2,072,289
Commercial mortgage-backed	1,089,519	56,249	(56,009)	1,089,759
Other asset-backed	591,529	6,364	(43,725)	554,168
Collateralized debt obligation	4,005	—	—	4,005
United States Government and agencies	123,815	7,338	(1,677)	129,476
State, municipal and other governments	2,114,360	59,907	(45,376)	2,128,891
Total fixed maturity securities	$11,508,155	$621,058	$(234,797)	$11,894,416

Equity securities:
Non-redeemable preferred stocks	$40,649	$3,190	$(678)	$43,161
Common stocks	39,404	727	(5)	40,126
Total equity securities	$80,053	$3,917	$(683)	$83,287

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
	(Dollars in thousands)
Fixed maturity securities:
Corporate (2)	$5,216,022	$347,490	$(94,313)	$5,469,199
Residential mortgage-backed	1,961,458	57,313	(49,533)	1,969,238
Commercial mortgage-backed (3)	1,034,478	54,158	(57,574)	1,031,062
Other asset-backed	535,844	5,178	(60,553)	480,469
Collateralized debt obligations	2,745	—	—	2,745
United States Government and agencies	127,251	7,059	(225)	134,085
State, municipal and other governments (3)	2,096,532	21,121	(75,927)	2,041,726
Total fixed maturity securities	$10,974,330	$492,319	$(338,125)	$11,128,524

Equity securities:
Non-redeemable preferred stocks	$40,649	$2,403	$(2,031)	$41,021
Common stocks	37,040	595	—	37,635
Total equity securities	$77,689	$2,998	$(2,031)	$78,656

(1)
Gross unrealized losses include non-credit losses on other-than-temporarily impaired corporate securities totaling $15.4 million at June 30, 2011 and $20.5 million at December 31, 2010, other asset-backed securities totaling $28.9 million at June 30, 2011 and $33.4 million at December 31, 2010, and residential mortgage-backed securities totaling $6.9 million at June 30, 2011 and $12.4 million at December 31, 2010.

(2)
Corporate securities include certain hybrid preferred securities with a carrying value of $241.4 million at June 30, 2011 and $239.8 million at December 31, 2010. Corporate securities also include redeemable preferred stock with a carrying value of $6.3 million at June 30, 2011 and $5.2 million at December 31, 2010.

(3)
Military housing fixed maturity securities with a carrying value of $215.2 million at December 31, 2010 have been reclassified from the state, municipal and other category to the commercial mortgage-backed category to conform to the current period presentation. The securities were reclassified as it was determined they have characteristics more similar to commercial mortgage-backed securities.

Short-term investments have been excluded from the above schedules as amortized cost approximates fair value for these securities.

Available-For-Sale Fixed Maturity Securities by Maturity Date

	June 30, 2011
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due in one year or less	$191,420	$196,408
Due after one year through five years	1,377,545	1,480,414
Due after five years through ten years	2,359,744	2,575,551
Due after ten years	3,874,532	3,925,827
	7,803,241	8,178,200
Mortgage-backed and other asset-backed	3,704,914	3,716,216
Total fixed maturity securities	$11,508,155	$11,894,416

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Fixed maturity securities not due at a single maturity date have been included in the above table in the year of final contractual maturity.

Net Unrealized Gains (Losses) on Investments in Accumulated Other Comprehensive Income

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Unrealized appreciation (depreciation) on:
Fixed maturity securities	$386,261	$154,194
Equity securities	3,234	967
Interest rate swaps	—	(121)
	389,495	155,040
Adjustments for assumed changes in amortization pattern of:
Deferred policy acquisition costs	(190,361)	(90,704)
Deferred sales inducements	(32,368)	1,297
Value of insurance in force acquired	(8,020)	(5,697)
Unearned revenue reserve	3,265	1,283
Provision for deferred income taxes	(56,694)	(21,414)
	105,317	39,805
Proportionate share of net unrealized investment losses of equity investees	(13)	(14)
Net unrealized investment gains	$105,304	$39,791

The changes in net unrealized investment gains and losses are recorded net of deferred income taxes and other adjustments for assumed changes in the amortization pattern of deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and unearned revenue reserve totaling $168.9 million for the six months ended June 30, 2011 and $451.7 million for the six months ended June 30, 2010. Subsequent changes in fair value of securities for which a previous non-credit other-than-temporary impairment loss was recognized in other comprehensive income are reported along with changes in fair value for which no other-than-temporary impairment losses were previously recognized.

Fixed Maturity and Equity Securities with Unrealized Losses by Length of Time

	June 30, 2011
	Less than one year		One year or more		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Fixed maturity securities:
Corporate	$484,921	$(13,772)	$381,827	$(44,173)	$866,748	$(57,945)
Residential mortgage-backed	165,927	(2,039)	161,129	(28,026)	327,056	(30,065)
Commercial mortgage-backed	154,944	(7,201)	208,539	(48,808)	363,483	(56,009)
Other asset-backed	86,164	(1,198)	107,427	(42,527)	193,591	(43,725)
Unites States Government and agencies	54,948	(1,677)	—	—	54,948	(1,677)
State, municipal and other governments	358,349	(10,062)	277,241	(35,314)	635,590	(45,376)
Total fixed maturity securities	$1,305,253	$(35,949)	$1,136,163	$(198,848)	$2,441,416	$(234,797)

Equity securities:
Non-redeemable preferred stocks	$—	$—	$14,322	$(678)	$14,322	$(678)
Common stock	24	(5)	—	—	24	(5)
Total equities securities	$24	$(5)	$14,322	$(678)	$14,346	$(683)

	December 31, 2010
	Less than one year		One year or more		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Fixed maturity securities:
Corporate	$404,154	$(15,847)	$607,032	$(78,466)	$1,011,186	$(94,313)
Residential mortgage-backed	70,706	(793)	395,140	(48,740)	465,846	(49,533)
Commercial mortgage-backed	31,012	(379)	324,170	(57,195)	355,182	(57,574)
Other asset-backed	90,806	(529)	100,358	(60,024)	191,164	(60,553)
Unites States Government and agencies	40,787	(225)	—	—	40,787	(225)
State, municipal and other governments	808,147	(25,364)	328,678	(50,563)	1,136,825	(75,927)
Total fixed maturity securities	$1,445,612	$(43,137)	$1,755,378	$(294,988)	$3,200,990	$(338,125)

Equity securities:
Non-redeemable preferred stocks	$—	$—	$17,969	$(2,031)	$17,969	$(2,031)
Total equity securities	$—	$—	$17,969	$(2,031)	$17,969	$(2,031)

Included in the above tables are 489 securities from 383 issuers at June 30, 2011 and 625 securities from 478 issuers at December 31, 2010. The unrealized losses in fixed maturity securities are primarily due to wider spreads between the risk-free and corporate and other bond yields relative to the spreads when the securities were purchased. Because we do not intend to sell or believe we will be required to sell these fixed maturity investments before their anticipated recovery of amortized cost, we do not consider these investments to be other-than-temporarily impaired at June 30, 2011. The following summarizes the more significant unrealized losses of fixed maturity investments by investment category as of June 30, 2011.

Corporate securities: The unrealized losses on corporate securities represent 24.7% of our total unrealized losses. The largest losses remain in the finance sector ($368.8 million carrying value and $31.0 million unrealized loss). The largest unrealized losses in the finance sector were in the banking ($223.4 million carrying value and $23.9 million unrealized loss) and the life insurance ($57.7 million carrying value and $2.7 million unrealized loss) sub-sectors. The unrealized losses across the finance sector are primarily attributable to a general widening in spread levels relative to the spreads at which we acquired the securities. Finance sector spreads have narrowed but remain historically wide in comparison to the narrowing experienced in the remaining sectors, contributing to the proportionately larger amount of unrealized losses for this sector.

The other corporate sectors containing our largest unrealized losses are basic industrial ($84.8 million carrying value and $6.9 million unrealized loss), utilities ($112.5 million carrying value and $5.1 million unrealized loss) and capital goods ($61.9 million carrying value and $4.8 million unrealized loss). The unrealized losses in these sectors are due to spread widening among several issuers that continue to experience a challenging operating environment, as well as a general increase in overall market yields for other issuers in these sectors.

Residential mortgage-backed securities: The unrealized losses on residential mortgage-backed securities represent 12.8% of our total unrealized losses, and were caused primarily by continued uncertainty regarding mortgage defaults on Alt-A loans. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on mortgages and other assets backing the securities.

Commercial mortgage-backed securities: The unrealized losses on commercial mortgage-backed securities represent 23.9% of our total unrealized losses, and were caused primarily by spread widening and industry concerns regarding the potential for future commercial mortgage defaults. There were also concerns regarding current and future downgrades by the three major rating agencies for tranches below the super senior AAA level. The contractual cash flows of these investments are based on mortgages backing the securities.

Other asset-backed securities: The unrealized losses on other asset-backed securities represent 18.6% of our total unrealized losses, and were caused primarily by concerns regarding defaults on subprime mortgages and home equity loans. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on mortgages and other assets backing the securities.

June 30, 2011

State, municipal and other governments: The unrealized losses on state, municipal and other governments represent 19.3% of our total unrealized losses, and were primarily caused by general spread widening, the lack of printed underlying ratings on insured bonds and the market's uncertainty around the recent recession's impact on municipalities' income. The decline in fair value is primarily attributable to increased spreads and market concerns regarding the sector, in general, rather than the financial strength of specific issuers.

Equity securities: We had $0.7 million of gross unrealized losses on investment grade non-redeemable perpetual preferred securities within the financial sector at June 30, 2011. These securities provide periodic cash flows, contain call features and are similarly rated and priced like long-term callable bonds and are evaluated for other-than-temporary impairment similar to fixed maturity securities. The decline in fair value is primarily attributable to market concerns regarding the sector. With respect to common stock holdings, we consider in our other-than-temporary impairment analysis our intent and ability to hold a particular equity security for a period of time sufficient to allow for the recovery of its value to an amount equal to or greater than cost. Based upon this evaluation, it was determined that we have the ability and intent to hold these investments until a recovery of fair value.

Excluding mortgage and asset-backed securities, no securities from the same issuer had an aggregate unrealized loss in excess of $5.5 million at June 30, 2011. The $5.5 million unrealized loss is from hybrid Tier 1 capital bonds. With respect to mortgage and asset-backed securities not backed by the United States Government, no securities from the same issuer had an aggregate unrealized loss in excess of $18.3 million at June 30, 2011. The $18.3 million unrealized loss from one issuer relates to three different securities that are backed by different pools of Alt-A residential mortgage loans. All three of the securities are rated non-investment grade and the largest unrealized loss totaled $7.6 million.

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

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Balance at beginning of period	$(52,376)	$(69,984)	$(54,710)	$(72,388)
Increases for which an impairment was not previously recognized	—	(5,781)	—	(12,329)
Increases to previously impaired investments	(3,475)	—	(4,387)	(1,374)
Reductions for credit losses previously recognized due to inability to hold investments	—	—	2,864	—
Reductions due to investments sold	24	265	406	10,591
Balance at end of period	$(55,827)	$(75,500)	$(55,827)	$(75,500)

In addition to the other-than-temporary impairment losses recognized above, we also incurred other-than-temporary impairment losses on fixed maturity securities not previously impaired, which based on decline in credit quality or other circumstances changed our intent to retain the securities. Other-than-temporary impairment losses of $0.5 million for the three month period and $11.9 million for the six-month period ended June 30, 2011 and none for the three month period and $0.1 million for the six-month period ended June 30, 2010 were recognized on these securities.

Realized Gains (Losses) - Recorded in Income

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Realized gains (losses) on sales of investments
Fixed maturity securities - available for sale:
Gross gains	$8,731	$2,166	$13,250	$7,223
Gross losses	(1,854)	—	(2,000)	(70)
Real estate	—	14	—	(260)
Securities and indebtedness of related parties	—	7	11	23
Net impairment loss recognized in earnings	(4,948)	(7,094)	(17,272)	(15,116)
Realized gains (losses) on investments recorded in income	$1,929	$(4,907)	$(6,011)	$(8,200)

Proceeds from sales of fixed maturity securities available for sale for the quarters totaled $142.1 million in 2011 and $25.4 million in 2010, and for the six-month periods totaled $189.3 million in 2011 and $115.6 million in 2010.

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

Any loans delinquent on contractual payments are considered non-performing. Non-performing loans totaled $16.8 million at June 30, 2011 and December 31, 2010. At June 30, 2011, there were three non-performing loans over 90 days past due on contractual payments with a carrying value of $16.8 million. At December 31, 2010, there was one non-performing loan less than 90 days past due on contractual payments with a carrying value of $14.9 million and one non-performing loan over 90 days past due on contractual payments with a carrying value of $1.9 million. We discontinued the accrual of interest on two loans totaling $4.4 million at June 30, 2011 and one loan totaling $1.9 million at December 31, 2010. We continued to accrue for the other non-performing loan as we believe that we will collect all of the amounts due.

Mortgage Loans by Collateral Type

	June 30, 2011		December 31, 2010
Collateral Type	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
Retail	$430,589	34.7%	$441,181	35.2%
Office	401,069	32.2	395,648	31.5
Industrial	373,527	30.1	384,481	30.6
Other	37,185	3.0	33,127	2.7
Total	$1,242,370	100.0%	$1,254,437	100.0%

Mortgage Loans by Geographic Location within the United States

	June 30, 2011		December 31, 2010
Region of the United States	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
South Atlantic	$345,216	27.7%	$344,580	27.5%
Pacific	234,261	18.9	238,516	19.0
East North Central	225,277	18.1	235,179	18.7
West North Central	152,304	12.3	156,797	12.5
Mountain	103,070	8.3	103,290	8.2
West South Central	65,540	5.3	61,064	4.9
Other	116,702	9.4	115,011	9.2
Total	$1,242,370	100.0%	$1,254,437	100.0%

June 30, 2011

Mortgage Loans by Loan-to-Value Ratio (1)

	June 30, 2011		December 31, 2010
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
0% - 50%	$396,754	31.9%	$383,513	30.6%
51% - 60%	314,073	25.3	316,625	25.2
61% - 70%	402,314	32.4	422,042	33.6
71% - 80%	111,020	8.9	117,573	9.4
81% - 90%	18,209	1.5	14,684	1.2
Total	$1,242,370	100.0%	$1,254,437	100.0%

(1)
Loan-to-value ratio using most recent appraised value. Appraisals are updated periodically including when there is indication of a possible significant collateral decline or loan modification and refinance requests.

Mortgage Loans by Year of Origination

	June 30, 2011		December 31, 2010
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
2011	$29,629	2.4%	$—	—%
2010	33,451	2.7	39,843	3.2
2008	194,682	15.7	197,106	15.7
2007	266,253	21.4	271,506	21.6
2006 and prior	718,355	57.8	745,982	59.5
Total	$1,242,370	100.0%	$1,254,437	100.0%

Impaired Mortgage Loans

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Unpaid principal balance	$8,053	$8,060
Related allowance	(1,759)	(1,759)
Recorded investment	$6,294	$6,301

Allowance on Mortgage Loans
	Six months ended June 30,
	2011	2010
	(Dollars in thousands)
Balance at beginning of period	$1,759	$725
Allowances established	—	1,295
Balance at end of period	$1,759	$2,020

June 30, 2011

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

	June 30, 2011		December 31, 2010
	Carrying Value	Maximum Exposure to Loss	Carrying Value	Maximum Exposure to Loss
	(Dollars in thousands)
Commercial real estate project	$700	$700	$2,000	$2,000
Real estate limited partnerships	18,035	18,035	16,900	16,900
Total	$18,735	$18,735	$18,900	$18,900

We may make commitments to fund partnership investments in the normal course of business. Excluding these commitments, we did not provide financial or other support to investees designated as VIEs during 2011 or 2010.

Other

At June 30, 2011, we had committed to provide additional funding for mortgage loans on real estate totaling $11.1 million. These commitments arose in the normal course of business at terms that are comparable to similar investments.

At June 30, 2011, we had committed to provide additional funds for investments in limited partnerships totaling $46.4 million.

3. Derivative Instruments

We entered into an interest rate swap to manage interest rate risk associated with a portion of our flexible premium deferred annuity contracts, which matured on June 1, 2011. Under the interest rate swap, we paid a fixed rate of interest of 5.519% and received a floating rate of interest based on the 1-month London Interbank Offer Rate (LIBOR) on a notional amount which totaled $50.0 million. The carrying value and fair value of this swap was ($1.1) million at December 31, 2010. This interest rate swap effectively fixed the interest crediting rate on a portion of our flexible premium deferred annuity contract liabilities, thereby hedging our exposure to increases in market interest rates, but was not accounted for as an effective hedge as the only permitted benchmarks for cash flow hedges are the risk-free rate and rates based on the LIBOR swap curve. The interest rate settlements decreased derivative income $1.1 million during the six-month period ended June 30, 2011 and $1.3 million in the 2010 period. The change in unrealized loss increased derivative income $1.0 million during the six-month period ended June 30, 2011 and $0.9 million in the 2010 period.

We also had one interest rate swap that we entered into to hedge the variable component of the interest rate on a $46.0 million line of credit borrowing that expired on October 7, 2010. The terms of this instrument provided that we pay a fixed rate of interest and receive a floating rate of interest on a notional amount of $46.0 million. During the first six months of 2010, derivative income decreased $1.0 million from interest rate settlements and increased $1.0 million from the change in unrealized loss on this swap.

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

June 30, 2011

We held call options relating to our direct business, net of collateral received for counterparty credit risk, with a fair value of $49.0 million at June 30, 2011 and $40.7 million at December 31, 2010. Our share of call options assumed, which is recorded as an embedded derivative in reinsurance recoverable, totaled $25.3 million at June 30, 2011 and $25.1 million at December 31, 2010. Derivative income (loss) includes $34.8 million for the first six months of 2011 and ($31.5) million for the 2010 period relating to call option proceeds and changes in fair value.

At June 30, 2011, we had master netting agreements with counterparties covering cash collateral payable totaling $81.8 million. At December 31, 2010, we had master netting agreements with counterparties covering cash collateral payable totaling $97.0 million and cash collateral receivable totaling $1.3 million. Any excess collateral that remains after netting these amounts with derivative assets and liabilities is included in other assets or other liabilities on our consolidated balance sheets. We did not have any excess collateral or off-balance sheet collateral at June 30, 2011 or December 31, 2010.

The reserve for index annuity contracts includes a series of embedded derivatives that represent the contract holder's right to participate in index returns over the expected lives of the applicable contracts. The reserve includes the value of the embedded forward options despite the fact that call options are not purchased for a period longer than the period of time to the next index reset date. The change in the value of this embedded derivative is reported on a separate line in the consolidated statements of operations and totaled $1.7 million for the first six months of 2011 and ($32.5) million for the 2010 period.

We have modified coinsurance agreements where interest on funds withheld is determined by reference to a pool of fixed maturity securities. These arrangements contain embedded derivatives requiring bifurcation. Embedded derivatives in these contracts are recorded at fair value at each balance sheet date and changes in the fair values of the derivatives are recorded as derivative income or loss. The fair value of the embedded derivatives pertaining to funds withheld on variable business assumed by us totaled $2.7 million at June 30, 2011 and December 31, 2010, and the fair value of the embedded derivatives pertaining to funds withheld on business ceded by us was ($0.1) million at June 30, 2011 and December 31, 2010. Derivative income (loss) from our modified coinsurance contracts totaled ($0.1) million for the first six months of 2011 and $0.1 million for the 2010 period.

We own a collateralized debt obligation that contains an embedded credit derivative. The fair value of the collateralized debt obligation totaled $4.0 million at June 30, 2011 and $2.7 million at December 31, 2010. The change in market value of the security is being recognized in derivative income (loss) since adoption of new accounting guidance effective July 1, 2010. Derivative income increased $1.3 million during the first six months of 2011 as a result of an increase in the market value of this security since December 31, 2010.

No derivative instruments were designated as hedges at June 30, 2011 or December 31, 2010.

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

June 30, 2011

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

Liabilities related to separate accounts: Fair values are based on cash surrender value, the cost we would incur to extinguish the liability.

Fair Values and Carrying Values

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities - available for sale	$11,894,416	$11,894,416	$11,128,524	$11,128,524
Equity securities - available for sale	83,287	83,287	78,656	78,656
Mortgage loans	1,242,370	1,298,979	1,254,437	1,301,340
Derivative instruments	49,041	49,041	40,729	40,729
Policy loans	170,629	209,942	170,341	209,912
Cash and short-term investments	228,406	228,406	388,163	388,163
Reinsurance recoverable	27,956	27,956	27,788	27,788
Assets held in separate accounts	759,927	759,927	753,050	753,050

Liabilities
Future policy benefits	$10,232,429	$9,624,946	$9,882,400	$9,070,167
Supplemental contracts without life contingencies	501,616	459,109	506,167	457,350
Advance premiums and other deposits	194,553	194,553	178,575	178,575
Short-term debt	—	—	100,000	104,070
Long-term debt	371,139	339,493	271,168	222,375
Other liabilities	91	91	1,172	1,172
Liabilities related to separate accounts	759,927	744,263	753,050	735,678

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

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels

	June 30, 2011
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Corporate securities	$—	$5,767,660	$148,168	$5,915,828
Residential mortgage-backed securities	—	2,004,211	68,078	2,072,289
Commercial mortgage-backed securities	—	1,012,974	76,785	1,089,759
Other asset-backed securities	—	457,648	96,520	554,168
Collateralized debt obligation	—	—	4,005	4,005
United States Government and agencies	71,300	42,622	15,554	129,476
State, municipal and other governments	—	2,112,994	15,897	2,128,891
Non-redeemable preferred stocks	—	28,630	14,531	43,161
Common stocks	3,353	36,773	—	40,126
Derivative instruments	—	49,041	—	49,041
Cash and short-term investments	228,406	—	—	228,406
Reinsurance recoverable	—	27,956	—	27,956
Assets held in separate accounts	759,927	—	—	759,927
Total assets	$1,062,986	$11,540,509	$439,538	$13,043,033

Liabilities
Future policy benefits - index annuity embedded derivatives	$—	$—	$624,964	$624,964
Other liabilities	—	91	—	91
Total liabilities	$—	$91	$624,964	$625,055

	December 31, 2010
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Corporate securities	$—	$5,283,133	$186,066	$5,469,199
Residential mortgage-backed securities	—	1,938,537	30,701	1,969,238
Commercial mortgage-backed securities	—	935,145	95,917	1,031,062
Other asset-backed securities	—	395,081	85,388	480,469
Collateralized debt obligations	—	—	2,745	2,745
United States Government and agencies	70,588	48,145	15,352	134,085
State, municipal and other governments	—	2,020,898	20,828	2,041,726
Non-redeemable preferred stocks	—	28,710	12,311	41,021
Common stocks	3,201	34,434	—	37,635
Derivative instruments	—	40,729	—	40,729
Cash and short-term investments	388,163	—	—	388,163
Reinsurance recoverable	—	27,788	—	27,788
Assets held in separate accounts	753,050	—	—	753,050
Total assets	$1,215,002	$10,752,600	$449,308	$12,416,910

Liabilities
Future policy benefits - index annuity embedded derivatives	$—	$—	$567,223	$567,223
Other liabilities	—	1,172	—	1,172
Total liabilities	$—	$1,172	$567,223	$568,395

Approximately 3.6% of the total fixed maturity securities are included in the Level 3 group at June 30, 2011 and 3.9% at December 31, 2010. The fair value of the assets and liabilities above include the financial instruments' nonperformance risk. Nonperformance risk is the risk that the instrument will not be fulfilled and affects the value at which the instrument could be transferred in an orderly transaction. The nonperformance risk for our assets reported at fair value totaled $0.3 million at June 30, 2011 and December 31, 2010. Our nonperformance risk decreased the fair value of our reported liabilities $92.3 million at June 30, 2011 and $99.3 million at December 31, 2010.

Level 3 Fixed Maturity Securities on a Recurring Basis by Valuation Source

	June 30, 2011
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$90,005	$58,163	$148,168
Residential mortgage-backed securities	68,078	—	68,078
Commercial mortgage-backed securities	64,224	12,561	76,785
Other asset-backed securities	96,520	—	96,520
Collateralized debt obligation	4,005	—	4,005
United States Government and agencies	15,554	—	15,554
State, municipal and other governments	15,897	—	15,897
Total	$354,283	$70,724	$425,007
Percent of total	83.4%	16.6%	100.0%

	December 31, 2010
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$135,318	$50,748	$186,066
Residential mortgage-backed securities	30,701	—	30,701
Commercial mortgage-backed securities	92,661	3,256	95,917
Other asset-backed securities	85,030	358	85,388
Collateralized debt obligations	2,745	—	2,745
United States Government and agencies	15,352	—	15,352
State, municipal and other governments	15,516	5,312	20,828
Total	$377,323	$59,674	$436,997
Percent of total	86.3%	13.7%	100.0%

Level 3 Financial Instruments Changes in Fair Value Recurring Basis - Assets

	June 30, 2011
				Realized and unrealized gains (losses), net
	Balance, December 31, 2010	Purchases	Disposals	Included in net income (1)	Included in other compre-hensive income	Net transfers in (out) of Level 3 (2)	Amort-ization included in net income	Balance, June 30, 2011
	(Dollars in thousands)
Corporate securities	$186,066	$10,000	$(4,149)	$(4,000)	$3,994	$(43,736)	$(7)	$148,168
Residential mortgage-backed securities	30,701	43,442	(5,431)	—	(548)	—	(86)	68,078
Commercial mortgage-backed securities	95,917	12,701	(260)	—	(508)	(31,027)	(38)	76,785
Other asset-backed securities	85,388	56,522	(7,339)	(529)	1,261	(38,803)	20	96,520
Collateralized debt obligation	2,745	—	—	1,260	—	—	—	4,005
United States Government and agencies	15,352	—	—	—	197	—	5	15,554
State, municipal and other governments	20,828	—	(45)	—	423	(5,312)	3	15,897
Non-redeemable preferred stocks	12,311	—	—	—	2,220	—	—	14,531
Total	$449,308	$122,665	$(17,224)	$(3,269)	$7,039	$(118,878)	$(103)	$439,538

Level 3 Financial Instruments Changes in Fair Value Recurring Basis - Assets

	June 30, 2010
				Realized and unrealized gains (losses), net
	Balance, December 31, 2009	Purchases	Disposals	Included in net income (1)	Included in other compre-hensive income	Net transfers in (out) of Level 3 (3)	Amort-ization included in net income	Balance, June 30, 2010
	(Dollars in thousands)
Corporate securities	$188,480	$3,500	$(9,200)	$—	$12,972	$(15,960)	$96	$179,888
Residential mortgage-backed securities	—	17,919	—	—	(20)	—	(5)	17,894
Commercial mortgage-backed securities	90,190	—	(892)	(120)	12,337	(9,324)	(265)	91,926
Other asset-backed securities	22,948	2	(664)	(4,964)	11,005	(8,638)	354	20,043
Collateralized debt obligation	12,892	—	(10,200)	659	(291)	—	—	3,060
United States Government and agencies	14,683	—	—	—	903	—	5	15,591
State, municipal and other governments	52,004	—	(46)	—	6,422	—	3	58,383
Non-redeemable preferred stocks	7,399	—	—	—	(367)	5,322	—	12,354
Other long-term investments	1,882	—	—	—	—	—	(12)	1,870
Total	$390,478	$21,421	$(21,002)	$(4,425)	$42,961	$(28,600)	$176	$401,009

(1)
The change in unrealized gains (losses) included in net income relating to positions still held on collateral debt obligations was $1.3 million for the six-month period ended June 30, 2011. There were no unrealized gains (losses) included in net income relating to positions held on collateral debt obligations for the 2010 period.

(2)
Included in the net transfers in (out) line is $136.7 million of securities that were priced using a broker only quote at December 31, 2010 that were transferred to a pricing service that uses observable market data in the prices and $17.7 million that were transferred into Level 3 that did not have enough observable data to include in Level 2 at June 30, 2011.

(3)
Included in the net transfers in (out) line is $45.4 million of securities that were priced using a broker only quote at December 31, 2009 that were transferred to a pricing service that uses observable market data in the prices at June 30, 2010 and $16.8 million that were transferred into Level 3 that did not have enough observable data to include in Level 2 at June 30, 2010.

Level 3 Financial Instruments Changes in Fair Value Recurring Basis - Future Policy Benefits

	Six months ended June 30,
	2011	2010
	(Dollars in thousands)
Index Product Embedded Derivatives:
Balance, beginning of period	$567,223	$502,067
Premiums inflows	43,381	65,836
Benefit outflows	(40,176)	(85,996)
Impact of unrealized gains (losses), net	54,536	13,938
Balance, end of period	$624,964	$495,845

Change in unrealized gains/losses on embedded derivatives held at end of period (1)	$54,536	$13,938

(1)	Excludes host accretion and the timing of posting index credits, which are included with the change in value of index product embedded derivatives in the consolidated statements of operations.

Level 3 Financial Instruments Fair Valued on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis. During the six months ended June 30, 2010, certain mortgage loans had been impaired or written down to a fair value totaling $5.5 million which resulted in an impairment of $1.4 million recorded in net realized capital gains (losses). These collateral dependent mortgage loans are a Level 3 fair value measurement, as fair value is based on the fair value of the underlying real estate collateral, which is estimated using appraised values that involve significant unobservable inputs. There were no mortgage loans impaired during the six months ended June 30, 2011.

Real estate was impaired or written down during the periods to a fair value totaling $9.9 million at June 30, 2011 and $1.1 million at June 30, 2010. This resulted in an impairment of $1.0 million at June 30, 2011 and less than $0.1 million at June 30 2010 recorded in net realized capital gains (losses). These are a Level 3 fair value measurement, as the fair value of real estate is estimated using appraised values that involve significant unobservable inputs.

5. Defined Benefit Plan

We participate with several affiliates and an unaffiliated organization in various multiemployer defined benefit plans. Our share of net periodic pension cost for the plans recorded as expense in our consolidated statements of operations for the second quarter totaled $1.7 million for 2011 and $1.5 million for 2010, and for the six months ended June 30 totaled $3.4 million for 2011 and $3.0 million for 2010.

Components of Net Periodic Pension Cost for FBL and Affiliates Combined

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Service cost	$2,049	$1,828	$4,098	$3,656
Interest cost	3,459	3,558	6,918	7,116
Expected return on assets	(3,461)	(3,166)	(6,922)	(6,332)
Amortization of prior service cost	375	182	750	364
Amortization of actuarial loss	1,973	1,741	3,946	3,482
Settlement expense	—	—	—	(148)
Net periodic pension cost	$4,395	$4,143	$8,790	$8,138

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

The first case is Tabares v. EquiTrust Life Insurance Company, filed in Los Angeles Superior Court on May 5, 2008. Tabares is a California class action on behalf of all persons who purchased certain deferred index annuities from EquiTrust Life. The complaint asserts a sub-class of purchasers that were age 60 or older at the time of purchasing those annuities from EquiTrust Life. Plaintiffs sought restitution and injunctive relief on behalf of all class members, compensatory damages for breach of contract, punitive and treble damages for common law fraud, and declaratory relief. Plaintiffs' motion for class certification was heard on June 22, 2010. On August 2, 2010, the trial court issued an Order “Denying in Part and Granting in Part Class Certification.” The Court denied certification on Plaintiffs' core claims for fraud and violation of the consumer protection statute. The Court did grant certification on the claims for breach of contract (breach of the covenant of good faith and fair dealing) and declaratory relief. This certification does not represent a finding on the merits with respect to Plaintiffs' claim, only that it meets the criteria for the establishment of a class. In addition, the Court dismissed the only class representative of “senior” status and ordered the attorneys to confer and draft a suitable notice to be sent to all class members. Following a subsequent hearing on July 6, 2011, the Court confirmed its earlier denial of Plaintiff's motion for reconsideration. Plaintiffs' counsel are currently searching for an individual to represent this sub-class.

The second case is Eller v. EquiTrust Life Insurance Company, filed in the United States District Court, District of Arizona, on January 12, 2009. The original first named plaintiff, Mary Eller, was voluntarily dismissed from the case in 2010. A single named plaintiff now remains – Paul Harrington. This purported national class action originally included all persons who purchased EquiTrust Life deferred index annuities, with one sub-class for all persons age 65 and older that purchased an EquiTrust Life index annuity contract with a maturity date beyond the annuitant's actuarial life expectancy; and a 30-state sub-class under various consumer protection and unfair insurance practices statutes. Plaintiff seeks compensatory damages; treble damages; consequential and incidental damages; punitive damages; equitable and injunctive relief including restitution, disgorgement, a constructive trust and an equitable lien; and attorneys' fees. Plaintiff filed his motion for class certification on June 24, 2011, and also filed a motion to amend the complaint. Among other changes, Plaintiff’s proposed amended complaint drops several theories of liability, reduces the index annuities at issue to four specific products, reduces the number of states included in each class, drops the claim for conspiracy, and adds a claim for breach of contract/breach of implied covenant of fair dealing. EquiTrust Life opposed Plaintiff’s request to add this new breach of contract claim, and we expect the Court’s ruling by mid-to-late August 2011. The Court also recently entered an amended scheduling order requiring dispositive motions to be filed by September 23, 2011, and EquiTrust Life's opposition to Plaintiff’s class certification motion to be filed by October 3, 2011. Additional responsive briefing by the parties will be on a staggered basis, to be completed by December 16, 2011.

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

7. Debt Refinancing

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

June 30, 2011

8. Earnings per Share

Computation of Earnings Per Common Share
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share data)
Numerator:
Net income attributable to FBL Financial Group, Inc.	$37,546	$22,323	$64,039	$40,344
Dividends on Series B preferred stock	(37)	(37)	(75)	(75)
Numerator for earnings per common share - income available to common stockholders	$37,509	$22,286	$63,964	$40,269

Denominator:
Weighted average shares	30,524,987	30,200,276	30,469,363	30,152,536
Deferred common stock units relating to deferred compensation plans	207,949	186,763	203,821	180,821
Denominator for earnings per common share - weighted average shares	30,732,936	30,387,039	30,673,184	30,333,357
Effect of dilutive securities - stock based compensation	473,995	300,391	492,221	276,450
Denominator for dilutive earnings per common share - adjusted weighted-average shares	31,206,931	30,687,430	31,165,405	30,609,807

Earnings per common share	$1.22	$0.73	$2.09	$1.33
Earnings per common share - assuming dilution	$1.20	$0.73	$2.05	$1.32

Antidilutive stock options excluded from diluted earnings per share	1,046,046	1,771,286	1,101,939	2,030,231

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

We analyze our segment results based on pre-tax operating income (loss). Accordingly, income taxes are not allocated to the segments. In addition, operating results are reported net of transactions between the segments. Operating income (loss) for the 2011 and 2010 periods represents net income excluding, as applicable, the impact of realized gains and losses on investments and changes in net unrealized gains and losses on derivatives.

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

Financial Information Concerning our Operating Segments

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Operating revenues:
Traditional Annuity - Exclusive Distribution	$47,027	$42,407	$91,064	$83,181
Traditional Annuity - Independent Distribution	128,256	117,161	250,974	229,424
Traditional and Universal Life Insurance	91,242	87,775	179,132	171,322
Variable	17,204	17,223	35,168	34,138
Corporate and Other	6,124	4,965	12,742	9,964
	289,853	269,531	569,080	528,029
Realized gains (losses) on investments (A)	1,922	(4,899)	(6,001)	(8,190)
Change in net unrealized gains/losses on derivatives (A)	(23,561)	(66,759)	(3,557)	(52,567)
Consolidated revenues	$268,214	$197,873	$559,522	$467,272

Pre-tax operating income (loss):
Traditional Annuity - Exclusive Distribution	$15,944	$11,818	$30,807	$23,708
Traditional Annuity - Independent Distribution	20,515	11,914	33,706	19,557
Traditional and Universal Life Insurance	22,027	19,538	33,519	30,649
Variable	1,445	(2,153)	6,633	1,387
Corporate and Other	(5,716)	(4,358)	(8,131)	(8,474)
	54,215	36,759	96,534	66,827
Income taxes on operating income	(16,907)	(12,308)	(30,598)	(22,078)
Realized gains/losses on investments (A)	1,407	(2,052)	(1,279)	(3,371)
Change in net unrealized gains/losses on derivatives (A)	(1,169)	(76)	(618)	(1,034)
Consolidated net income attributable to FBL Financial Group, Inc.	$37,546	$22,323	$64,039	$40,344

(A)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and income taxes attributable to these items.

Our investment in equity method investees, the related equity income and interest expense are attributable to the Corporate and Other segment. Expenditures for long-lived assets were not significant during the periods presented above. Goodwill at June 30, 2011 and December 31, 2010 was allocated among the segments as follows: Exclusive Annuity ($3.9 million), Traditional and Universal Life Insurance ($6.1 million) and Corporate ($1.2 million).

Premiums collected, which is not a measure used in financial statements prepared according to GAAP, include premiums received on life insurance policies and deposits on annuities and universal life-type products. Net premiums collected totaled $376.1 million for the three months ended June 30, 2011 and $256.2 million for the 2010 period. Net premiums collected totaled $761.3 million for the six months ended June 30, 2011 and $465.1 million for the 2010 period.

Under GAAP, premiums on whole life and term life policies are recognized as revenues over the premium-paying period and reported in the Traditional and Universal Life Insurance segment. The following chart provides a reconciliation of life insurance premiums collected to those reported in the GAAP financial statements.

Reconciliation of Traditional Life Insurance Premiums, Net of Reinsurance

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Traditional and universal life insurance premiums collected	$66,684	$55,503	$125,773	$107,554
Premiums collected on interest sensitive products	(22,533)	(13,308)	(40,228)	(25,997)
Traditional life insurance premiums collected	44,151	42,195	85,545	81,557
Change in due premiums and other	(12)	596	(19)	479
Traditional life insurance premiums	$44,139	$42,791	$85,526	$82,036

There is no comparable GAAP financial measure for premiums collected on annuities and universal life-type products. GAAP revenues for those interest sensitive, indexed and variable products consist of various policy charges and fees assessed on those contracts, as summarized in the chart below.

Interest Sensitive and Index Product Charges by Segment

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Traditional Annuity - Exclusive Distribution
Administration charges	$8	$5	$11	$11
Surrender charges	146	146	304	264
Total	$154	$151	$315	$275

Traditional Annuity - Independent Distribution
Surrender charges	$4,786	$6,326	$11,088	$12,593

Traditional and Universal Life Insurance
Administration charges	$3,116	$2,400	$5,808	$4,734
Cost of insurance charges	9,355	8,607	18,409	17,125
Surrender charges	80	117	236	359
Amortization of policy initiation fees	268	302	708	624
Total	$12,819	$11,426	$25,161	$22,842

Variable
Administration charges	$1,655	$1,790	$3,314	$3,561
Cost of insurance charges	7,413	7,433	14,920	14,800
Surrender charges	350	306	623	871
Separate account charges	2,069	2,150	4,366	4,250
Amortization of policy initiation fees	321	853	583	1,246
Total	$11,808	$12,532	$23,806	$24,728

Consolidated interest sensitive and index product charges	$29,567	$30,435	$60,370	$60,438

June 30, 2011

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

Impact of Recent Business Environment

The U.S. economy grew modestly during the second quarter, its eighth consecutive positive quarter since the recession ended in June 2009. Rising oil prices restrained consumer spending, while continued supply disruptions from Japan's natural disaster inhibited domestic production. Rising headline inflation, tepid employment growth and a listless housing market have combined to depress consumer sentiment. Government debt talks, both domestically and abroad, have also contributed to global economic uncertainty. Economic performance during the second half of 2011 may depend on how U.S. policymakers agree to solutions for domestic debt and spending policies and the Eurozone authorities facilitate an orderly end to Greece's debt crisis.
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
In the financial markets, Treasury yields declined, particularly for longer maturities. The yield curve remained steep, with low short-term interest rates, in particular, making our annuity products competitive relative to bank-issued certificates of deposit. Strong liquidity and favorable corporate profitability continue to support fundamental credit quality. Corporate credit spreads widened modestly in the second quarter but remain relatively unchanged for the year. In the securitized markets, yields for asset-backed securities generally declined given continued strong investor demand amidst improving consumer fundamentals. Yields for residential mortgage-backed securities remain attractive, while yields on commercial mortgage-backed securities continue to decline.
The fair value of our investment portfolio fluctuated during the second quarter of 2011 with the fluctuation in market yields. Additionally, certain sectors remain somewhat dislocated, making it difficult to value some securities. As a result, certain valuations require greater estimation and judgment, as well as valuation methods that are more complex. These values may not ultimately be realizable in a market transaction, and such values may change rapidly as market conditions change and valuation assumptions are modified. See Note 2 to our consolidated financial statements for details on the nature of our net unrealized gain position and Note 4 for discussion of our valuation methods.
Declines in U.S. Treasury rates may contribute to surrender activity within the EquiTrust Life independent channel, which offers fixed annuity products with a market value adjustment (MVA) feature based on U.S. Treasury rates. This feature provides us interest rate protection when U.S. Treasury interest rates are greater than the rates in effect when a contract is issued and provides a benefit to contract holders when U.S. Treasury interest rates are less than the rates in effect when a contract is issued. While U.S. Treasury rates declined during the second quarter of 2011, increasing the market value adjustment for surrenders occurring during the period, surrender volume was within normal levels. We encourage you to refer to our 2010 Form 10-K for further discussion of the potential impact of a low interest environment.

June 30, 2011

Results of Operations for the Periods Ended June 30, 2011 and 2010

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share data)
Revenues	$268,214	$197,873	$559,522	$467,272
Benefits and expenses	214,272	166,285	468,700	410,817
	53,942	31,588	90,822	56,455
Income taxes	(16,819)	(10,511)	(28,607)	(18,466)
Equity income	405	1,207	1,804	2,302
Net income	37,528	22,284	64,019	40,291
Net loss attributable to noncontrolling interest	18	39	20	53
Net income attributable to FBL Financial Group, Inc.	$37,546	$22,323	$64,039	$40,344

Earnings per common share	$1.22	$0.73	$2.09	$1.33
Earnings per common share - assuming dilution	$1.20	$0.73	$2.05	$1.32

Other data
Direct premiums collected, net of reinsurance	$376,073	$256,215	$761,304	$465,126

Direct life insurance in force, end of quarter (in millions)			49,264	47,289
Life insurance lapse rates			7.0%	6.6%
Withdrawal rates - individual traditional annuity:
Exclusive Distribution			5.0%	4.4%
Independent Distribution			8.1%	7.0%

Premiums collected represents cash premiums received on life insurance policies and deposits on annuity and universal life-type products. Premiums collected is not a measure used in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). See Note 9, "Segmentation Information," to our consolidated financial statements for a discussion of our premiums collected, the most comparable GAAP financial measures and, as applicable, a reconciliation to such GAAP measures. We use premiums collected to measure the productivity of our exclusive and independent agents, as further discussed in the "Segment Information" section that follows.

The lapse rate and exclusive distribution withdrawal rate increased in 2011 due to normal fluctuations in the business and remain within our expected levels. The withdrawal rate for the independent distribution channel increased in 2011 due to a number of five-year guaranteed rate fixed annuity products that began reaching the end of their term as further discussed in the "Segment Information - Traditional Annuity Independent Distribution Segment" section that follows.

Net Income Attributable to FBL Financial Group, Inc.

Net income attributable to FBL Financial Group, Inc. (FBL Net Income) increased 68.2% to $37.5 million for the second quarter of 2011 and 58.7% to $64.0 million for the six months ended June 30, 2011. As discussed in detail below, the increases were primarily due to the impact of refinements to valuation estimates, increases in spreads earned and investment fee income. Also impacting results is the increase in volume of business in force, which is quantified by summarizing the face amount of insurance in force for traditional life products or account values of contracts in force for interest sensitive products. The face amount of life insurance in force represents the gross death benefit payable to policyholders and account value represents the value of the contract to the contract holder before application of surrender charges or reduction for any policy loans outstanding. The following discussion provides additional details on the items impacting FBL Net Income.

June 30, 2011

Spreads Earned on our Universal Life and Individual Annuity Products

	Six months ended June 30,
	2011	2010
Weighted average yield on cash and invested assets	6.16%	6.09%
Weighted average interest crediting rate/index cost	3.43%	3.70%
Spread	2.73%	2.39%

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

Nonrecurring Gains from Refinements to Estimates

During the second quarter of 2011, refinements were made to the methods and assumptions used to calculate the amortization of value of insurance in force and deferred acquisition costs. Refinements were also made to the calculation of reserves for certain traditional life insurance contracts during the second quarter of 2010. These refinements, along with associated adjustments to deferred policy acquisition costs and taxes, resulted in an increase to 2011 net income of $8.1 million ($0.26 per basic and diluted common share) and an increase to 2010 net income of $3.0 million ($0.10 per basic and diluted common share).

Impact of Operating Adjustments on FBL Net Income

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Realized gains/losses on investments	$1,929	$(4,907)	$(6,011)	$(8,200)
Change in net unrealized gains/losses on derivatives	(12,975)	(8,157)	(5,222)	(20,021)
Change in amortization of:
Deferred policy acquisition costs	6,741	5,545	5,444	12,225
Deferred sales inducements	4,679	4,231	2,886	9,227
Value of insurance in force acquired	—	5	(24)	(19)
Unearned revenue reserve	(7)	8	10	10
Income tax offset	(129)	1,147	1,020	2,373
Net impact of operating income adjustments	$238	$(2,128)	$(1,897)	$(4,405)

Summary of adjustments noted above after offsets and income taxes:
Realized gains/losses on investments	$1,407	$(2,052)	$(1,279)	$(3,371)
Change in net unrealized gains/losses on derivatives	(1,169)	(76)	(618)	(1,034)
Net impact of operating income adjustments	$238	$(2,128)	$(1,897)	$(4,405)
Net impact per share - basic and assuming dilution	$0.01	$(0.07)	$(0.06)	$(0.14)

As noted in the "Segment Information" section that follows, we use both net income and operating income to measure our operating results. Operating income for the periods covered by this report equals net income, excluding the impact of realized gains and losses on investments and the change in net unrealized gains and losses on derivatives. Our rationale for excluding these items from operating income is explained in Note 9 to our consolidated financial statements.

June 30, 2011

Changes in FBL Net Income
	Period ended
	June 30, 2011 vs. June 30, 2010
	Three months	Six months
	(Dollars in thousands)
Premiums and product charges	$480	$3,422
Net investment income	8,384	16,814
Derivative income	54,592	67,796
Realized gains/losses on investments	6,836	2,189
Other income and other expenses	(2,400)	(1,066)
Interest sensitive and index products benefits and change in value of index product embedded derivatives	(57,208)	(57,505)
Traditional life insurance policy benefits	(6,475)	(5,391)
Underwriting, acquisition and insurance expenses	17,659	7,613
Interest expense	486	495
Income taxes	(6,308)	(10,141)
Noncontrolling interest and equity income	(823)	(531)
Total change in FBL Net Income	$15,223	$23,695

A detailed discussion of changes in FBL Net Income follows.

Premiums and Product Charges

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Premiums and product charges:
Interest sensitive and index product charges	$29,567	$30,435	$60,370	$60,438
Traditional life insurance premiums	44,139	42,791	85,526	82,036
Total	$73,706	$73,226	$145,896	$142,474

Premiums and product charges increased 0.7% to $73.7 million in the second quarter of 2011 and 2.4% to $145.9 million for the six-month period primarily due to the impact of an increase in the volume of traditional life business in force. The increase in the business in force was primarily attributable to sales of traditional life products by our Farm Bureau Life agency force exceeding the loss of in force amounts through deaths, lapses and surrenders. Our average aggregate traditional life insurance in force, net of reinsurance, totaled $27,103.3 million for the six-month period in 2011 and $25,539.2 million for the 2010 period. The change in life insurance in force is not proportional to the change in premium income due to a shift in the composition of our traditional life block of business from whole life policies to term policies. The premium for a term policy per $1,000 face amount is less than that for a whole life policy.

The decreases in interest sensitive and index product charges were primarily due to a reduction in surrender charges on annuity products partially offset by an increase in cost of insurance charges on universal and variable universal life policies. Surrender charges totaled $5.2 million for the second quarter of 2011 and $11.9 million for the six months ended June 30, 2011 compared to $6.8 million and $13.9 million in the respective 2010 periods. Net surrender charges decreased on certain products sold by our EquiTrust Life independent distribution due to the impact of U.S. Treasury rates on the MVA feature as discussed in the "Impact of Recent Business Environment" section above.

Impact of EquiTrust Life Direct Annuity Surrenders on Interest Sensitive and Index Product Charges

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Gross surrender charges	$6,608	$7,148	$14,828	$13,785
Market value adjustments	(2,750)	(2,137)	(5,942)	(3,896)
Net impact of surrender charges	$3,858	$5,011	$8,886	$9,889

June 30, 2011

Cost of insurance charges totaled $16.8 million for the second quarter of 2011 and $33.3 million for the six months ended June 30, 2011 compared to $16.0 million and $31.9 million in the respective 2010 periods. Cost of insurance charges increased primarily due to aging of the business in force as the cost of insurance rate per $1,000 in force increases with the age of the insured. The average age of our universal and variable universal life policyholders was 47.7 years at June 30, 2011 and 47.1 years at June 30, 2010.

Net Investment Income

Net investment income, which excludes investment income on separate account assets relating to variable products, increased 4.7% to $188.3 million in the second quarter of 2011 and 4.7% to $374.8 million for the six-month period. The increase is primarily due to an increase in average invested assets compared with the prior period, partially offset by lower investment yields. Average invested assets in the six-month period of 2011 increased 5.7% to $12,955.7 million (based on securities at amortized cost) from $12,261.1 million in the 2010 period, principally due to positive cash flows from operating and financing activities which included the issuance of funding agreements to the Federal Home Loan Bank (FHLB) totaling $383.5 million during 2010 and 2011. The annualized yield earned on average invested assets decreased to 5.97% in the six months ended June 30, 2011 from 6.02% in the 2010 period. The decrease in yields earned is primarily due to lower investment yields on new acquisitions compared to our yields on investments maturing or being paid down as discussed in the "Financial Condition" section below. This decrease was partially offset by the increase in fee income from bond calls, tender offers and mortgage loan prepayments and the change of net discount accretion on mortgage and asset-backed securities resulting from changing prepayment speed assumptions. Investment fee income totaled $6.0 million in the six months ended June 30, 2011 compared to $1.0 million in the 2010 period. Net investment income also includes $1.2 million in the six months ended June 30, 2011 compared to less than ($0.1) million in the 2010 period representing the change of net discount accretion on mortgage and asset-backed securities.

Derivative Income

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Derivative income (loss):
Components of derivative income (loss) from call options:
Gains received at expiration	$44,444	$33,289	$80,088	$64,593
Change in the difference between fair value and remaining option cost at beginning and end of period	(25,114)	(66,568)	(4,240)	(52,835)
Cost of money for call options	(20,536)	(21,273)	(41,074)	(43,291)
	(1,206)	(54,552)	34,774	(31,533)
Other	1,513	267	1,073	(416)
Total	$307	$(54,285)	$35,847	$(31,949)

Gains received at expiration increased in 2011 as a result of increases in the S&P 500 Index® (upon which the majority of our options are based). These gains are used to fund index credits on index annuities, which also increased in 2011, as discussed below under "Interest Sensitive and Index Product Benefits." The change in the difference between fair value and remaining option cost at beginning and end of period decreased derivative income in 2011 and 2010 primarily due to a combination of the impact of the gains received at expiration and the change in the S&P 500 Index compared to the strike price of the outstanding options.

The cost of money for call options decreased primarily due to a decrease in the cost of hedging programs on our direct and assumed business, partially offset by the impact of an increase in the volume of business in force. The average aggregate account value of index annuities in force totaled $4,159.8 million for the six months ended June 30, 2011 compared to $4,087.4 million for the 2010 period.

Other derivative income primarily includes the embedded derivative in a collateralized debt obligation and income or loss from interest rate swaps. Derivative income will fluctuate based on market conditions. See Note 3 to our consolidated financial statements for additional details on our derivatives.

June 30, 2011

Realized Gains (Losses) on Investments

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Realized gains (losses) on investments:
Realized gains on sales	$8,731	$2,187	$13,261	$7,260
Realized losses on sales	(1,854)	—	(2,000)	(344)
Total other-than-temporary impairment charges	(13,029)	(31,356)	(31,091)	(58,510)
Net realized investment losses	(6,152)	(29,169)	(19,830)	(51,594)
Non-credit losses included in other comprehensive income	8,081	24,262	13,819	43,394
Total reported in statements of operations	$1,929	$(4,907)	$(6,011)	$(8,200)

The level of realized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments. See "Financial Condition - Investments" for details regarding our unrealized gains and losses on available-for-sale securities at June 30, 2011 and December 31, 2010.

Investment Credit Impairment Losses Recognized in Net Income

	Six months ended June 30,
	2011	2010
	(Dollars in thousands)
Corporate securities:
Manufacturing	$4,000	$—
Finance	4,665	3,472
Residential mortgage-backed	3,569	2,309
Commercial mortgage-backed	2,611	120
Other asset-backed	1,272	7,802
State, municipal and other government	136	—
Collateralized debt obligations	—	101
Mortgage loans	—	1,295
Real estate and other assets	1,019	17
Total other-than-temporary impairment losses reported in net income	$17,272	$15,116

Fixed maturity other-than-temporary credit impairment losses for the six months ended June 30, 2011, were incurred within several industry sectors. The manufacturing sector loss relates to a company undergoing a restructuring which is not being executed as timely as expected, causing uncertainty as to the recoverability of the loss. The finance sector loss relates to an Irish financial institution undergoing financial difficulty. Losses were also incurred within our commercial and residential mortgage-backed securities, generally due to concerns over potential defaults and weakness in underlying collateral values. Fixed maturity other-than-temporary credit impairment losses for the six months ended June 30, 2010, were incurred within our other asset-backed, residential and commercial mortgage-backed securities, generally due to concerns over potential defaults and weakness in underlying collateral values. Financial sector other-than-temporary impairment losses were caused by deferred interest coupons on hybrid financial instruments which likely will not be recovered. See Note 2 to our consolidated financial statements for further discussion regarding our process for identifying other-than-temporary impairment losses.

Other Income and Other Expenses

Other income and other expenses include revenues and expenses, respectively, primarily relating to our non-insurance operations. Our non-insurance operations include management, advisory, marketing and distribution services and leasing activities. Fluctuations in these financial statement line items are generally attributable to fluctuations in the level of these services provided during the periods. Other expenses increased in the second quarter due to proxy solicitation, legal and accounting costs associated with the merger of the EquiTrust Mutual Funds with funds sponsored by a third party in July 2011. In addition, during the second quarter of 2011 legal and other expenses were incurred related to ongoing projects. For the six-month period ended June 30, 2011, the increases to other expenses were partially offset by increases in other income, including a $1.0 million cash settlement for our share of damages awarded upon settlement of litigation involving an agency matter.

June 30, 2011

During the third quarter of 2011, we will record $1.5 million of revenue in connection with the mutual funds merger.

Interest Sensitive and Index Product Benefits and Change in Value of Index Product Embedded Derivatives

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Interest sensitive and index product benefits:
Interest credited	$78,238	$76,185	$156,472	$151,742
Index credits	42,398	35,899	75,923	68,465
Amortization of deferred sales inducements	3,524	4,396	15,910	8,734
Interest sensitive death benefits	13,486	11,974	25,627	21,697
	137,646	128,454	273,932	250,638
Change in value of index product embedded derivatives	(10,586)	(58,602)	1,665	(32,546)
Total	$127,060	$69,852	$275,597	$218,092

Interest sensitive and index product benefits and change in value of index product embedded derivatives increased 81.9% to $127.1 million in the second quarter of 2011 and 26.4% to $275.6 million for the six-month period. These increases were primarily due to the impact of the change in value of index product embedded derivatives, increases in index credits and an increase in the volume of business in force. In addition, amortization of deferred sales inducements contributed to the increase for the six-month period. Interest sensitive and index product benefits tend to fluctuate from period to period primarily as a result of changes in mortality experience and the impact of changes in the equity markets on index credits, amortization of deferred sales inducements and the value of the embedded derivatives in our index annuities.

Interest credited increased in 2011 primarily due to an increased amount of business in force, partially offset by a lower weighted average interest crediting rate. The average account value of interest sensitive and index products in force increased to $10,020.9 million for the six months ended June 30, 2011 from $9,789.1 million for the 2010 period. The increase in business in force is primarily due to advances on our funding agreements with the FHLB and sales of traditional deferred and index annuities by our direct and independent distribution channels, partially offset by a decrease in coinsured business assumed. The weighted average interest crediting rate/index cost, excluding the impact of the amortization of deferred sales inducements, was 3.43% for the second quarter of 2011 and 3.70% for the 2010 period. See the "Segment Information" section that follows for additional discussion on these rates.

As discussed above under "Derivative Income," the change in the amount of index credits was impacted by the amount of appreciation/depreciation in the underlying market indices on which our options are based and the volume of index annuities in force. The change in the value of the embedded derivatives was impacted by the change in expected index credits on the next policy anniversary dates, which was related to the change in the fair value of the options acquired to fund these index credits. The value of the embedded derivatives was also impacted by the timing of the posting of index credits and changes in reserve discount rates and assumptions used in estimating future call option costs.

The changes in the amortization of deferred sales inducements in 2011 were primarily due to the impact of unrealized gains/losses on derivatives as described above in the "Impact of Operating Adjustments on FBL Net Income."

Traditional Life Insurance Policy Benefits

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Traditional life insurance policy benefits:
Death and surrender benefits	$25,146	$22,186	$53,075	$49,754
Increase in traditional life future policy benefits	12,571	9,025	21,240	18,766
Policyholder dividends	4,356	4,387	8,656	9,060
Total	$42,073	$35,598	$82,971	$77,580

Traditional life insurance policy benefits increased 18.2% to $42.1 million in the second quarter of 2011 and 6.9% to $83.0

June 30, 2011

million for the six-month period. The increases were primarily due to refinements to reserve estimates in 2010 and an increase in traditional death benefits. For the six-month period, these increases were partially offset by reductions to our dividend scale on participating life business. During the second quarter of 2010, we refined the calculation of traditional life reserve estimates resulting in a $5.7 million decrease to traditional life future policy benefits. Traditional death benefits, net of reserves released, totaled $9.5 million for the second quarter and $20.1 million for the six months ended June 30, 2011, compared to $7.8 million for the second quarter and $19.3 million for the six months ended June 30, 2010. The amount of reserves released relative to face value varies by product type, age of insured and length of time the policy had been in force.
Traditional life insurance benefits can fluctuate from period to period primarily as a result of changes in mortality experience. The change in traditional life future policy benefits may not be proportional to the change in traditional premiums and benefits as reserves on term policies are generally less than reserves on whole life policies.

Underwriting, Acquisition and Insurance Expenses

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	$4,404	$3,283	$8,327	$7,050
Amortization of deferred policy acquisition costs	14,156	27,173	45,218	47,949
Amortization of value of insurance in force acquired	(6,172)	588	(5,788)	1,164
Other underwriting, acquisition and insurance expenses, net of deferrals	19,616	18,619	38,231	37,438
Total	$32,004	$49,663	$85,988	$93,601

Underwriting, acquisition and insurance expenses decreased 35.6% to $32.0 million in the second quarter of 2011 and 8.1% to $86.0 million in the six-month period. These decreases were primarily due to the impacts of refinements to valuation estimates and market performance on our variable products. The impact of operating adjustments, as detailed in the "Impact of Operating Adjustments on FBL Net Income," section above also contributed to the decrease in the second quarter but increased amortization for the six-month period. For the 2011 periods, the impact of refinements to methods and assumptions in our valuation models decreased amortization of value of insurance in force acquired $6.9 million and amortization of deferred policy acquisition costs $5.4 million. Amortization of deferred policy acquisition costs was approximately $0.5 million higher in the three months ended June 30, 2011 and $0.4 million lower for the six-month period due to the impact of market performance on our variable products. In 2010, the impact of market performance on our variable products increased amortization $3.4 million for quarter and $3.8 million for the six-month period.

Interest Expense

Interest expense decreased 7.9% to $5.6 million in the second quarter of 2011 and 4.0% to $11.7 million for the six months ended June 30, 2011. The decreases are due to refinancing our $100.0 million 9.25% Senior Notes payable to affiliates with $100.0 million 6.10% Senior Notes payable to the same affiliates in May 2011. See Note 7 to our consolidated financial statements for additional information on the debt refinancing.

Income Taxes

Income taxes totaled $16.8 million in the second quarter of 2011 and $28.6 million for the six months ended June 30, 2011, compared to $10.5 million in the second quarter of 2010 and $18.5 million for the six-month period. The effective tax rate was 31.2% for the second quarter of 2011 and 33.3% for the 2010 period. The effective tax rates differ from the federal statutory rate of 35% primarily due to the impact of tax-exempt interest and tax-exempt dividend income. In addition, during the second quarter of 2011, the Company realized a $0.5 million tax credit related to equity investments in low income housing funds.

Equity Income, Net of Related Income Taxes

Equity income, net of related income taxes, totaled $0.4 million for the second quarter of 2011 and $1.8 million for the six months ended June 30, 2011, compared to $1.2 million for second quarter of 2010 and $2.3 million for the six months ended June 30, 2010. Equity income includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest.

June 30, 2011

Given the timing of availability of financial information from our equity investees, we will consistently use information that is as much as three months in arrears for certain of these entities. Several of these entities are investment companies whose operating results are derived primarily from unrealized and realized gains and losses generated by their investment portfolios. As is normal with these types of entities, the level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment, changes in prices of fixed maturity and equity securities held by the investment partnerships, timing and success of initial public offerings and other exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures. Several other entities invest primarily in low income housing and are expected to operate at a loss, however, we receive an economic benefit through tax credits that reduce income taxes on our consolidated statements of operation.

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

We analyze our segment results based on pre-tax operating income (loss). Accordingly, income taxes are not allocated to the segments. In addition, operating results are generally reported net of any transactions between the segments. Operating income (loss) for the periods ended June 30, 2011 and 2010 represents net income excluding the impact of realized gains and losses on investments and changes in net unrealized gains and losses on derivatives.

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

Reconciliation of Net Income to Pre-tax Operating Income

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Net income attributable to FBL Financial Group, Inc.	$37,546	$22,323	$64,039	$40,344
Net impact of operating income adjustments (1)	(238)	2,128	1,897	4,405
Income taxes on operating income	16,907	12,308	30,598	22,078
Pre-tax operating income	$54,215	$36,759	$96,534	$66,827

Pre-tax operating income (loss) by segment:
Traditional Annuity - Exclusive Distribution	$15,944	$11,818	$30,807	$23,708
Traditional Annuity - Independent Distribution	20,515	11,914	33,706	19,557
Traditional and Universal Life Insurance	22,027	19,538	33,519	30,649
Variable	1,445	(2,153)	6,633	1,387
Corporate and Other	(5,716)	(4,358)	(8,131)	(8,474)
	$54,215	$36,759	$96,534	$66,827

(1)	See "Net Income Attributable to FBL Financial Group, Inc." above for additional details on our operating income adjustments.

A discussion of our operating results, by segment, follows:

June 30, 2011

Traditional Annuity - Exclusive Distribution Segment

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive and index product charges and other income	$155	$157	$316	$282
Net investment income	47,290	42,808	91,711	83,959
Derivative loss	(418)	(558)	(963)	(1,060)
	47,027	42,407	91,064	83,181
Benefits and expenses	31,083	30,589	60,257	59,473
Pre-tax operating income	$15,944	$11,818	$30,807	$23,708

Other data
Annuity premiums collected, direct	$104,785	$81,991	$224,259	$160,675
Policy liabilities and accruals, end of period			3,120,661	2,851,405

Individual annuity spread:
Weighted average yield on cash and invested assets			6.31%	6.25%
Weighted average interest crediting rate/index costs			3.38%	3.68%
Spread			2.93%	2.57%

Individual annuity withdrawal rate			5.0%	4.4%

Pre-tax operating income for the Exclusive Annuity segment increased 34.9% in the second quarter of 2011 to $15.9 million and increased 29.9% to $30.8 million in the six months ended June 30, 2011, primarily due to increases in spreads earned and the volume of business in force. The average aggregate account value for annuity contracts in force increased to $2,092.2 million for the six months ended June 30, 2011 from $1,901.3 million for the 2010 period due to sales by our exclusive agents and advances on our funding agreement with the FHLB totaling $233.5 million.

Premiums collected increased 27.8% in the second quarter of 2011 and 39.6% for the six months ended June 30, 2011. The amount of traditional annuity premiums collected is highly dependent upon the relationship between the current crediting rate and perceived security of our products compared to competing products.

The individual annuity weighted average yield on cash and invested assets increased for the six months ended June 30, 2011, primarily due to an increase in income from calls, prepayment fees and net discount accretion on mortgage and asset-backed securities totaling $2.6 million, partially offset by reinvestment rates being lower than yields on investments maturing or being paid down, as discussed in the "Financial Condition" section below. The weighted average interest crediting rate decreased due to reductions in the interest crediting rates on a significant portion of our annuity portfolio during 2010.

June 30, 2011

Traditional Annuity - Independent Distribution Segment

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive and index product charges	$4,786	$6,326	$11,088	$12,593
Net investment income	99,184	97,284	199,519	194,115
Derivative income	24,286	13,551	40,367	22,716
	128,256	117,161	250,974	229,424
Benefits and expenses	107,741	105,247	217,268	209,867
Pre-tax operating income	$20,515	$11,914	$33,706	$19,557

Other data
Annuity premiums collected, independent channel
Fixed rate annuities	$28,611	$24,033	$53,754	$42,681
Index annuities	154,856	63,411	312,162	92,099
Total annuity premiums collected, independent channel	183,467	87,444	365,916	134,780
Annuity premiums collected, assumed	657	361	985	681
Policy liabilities and accruals, end of period			7,508,372	7,192,086

Individual deferred annuity spread:
Weighted average yield on cash and invested assets			6.07%	5.98%
Weighted average interest crediting rate/index cost			3.38%	3.65%
Spread			2.69%	2.33%

Individual traditional annuity withdrawal rate			8.1%	7.0%

Pre-tax operating income for the Independent Annuity segment increased 72.2% in the second quarter of 2011 to $20.5 million, and increased 72.3% in the six months ended June 30, 2011 to $33.7 million. These changes are primarily due to increases in spreads earned, which includes the positive impact of hedging activities, and the impact of unlocking and refinements on amortization of deferred acquisition costs. The average aggregate account value for annuity contracts in force totaled $7,031.4 million for the six months ended June 30, 2011 compared to $7,022.8 million for the 2010 period.

The EquiTrust Life independent distribution channel experienced a hedging benefit of $5.2 million during the six months ended June 30 2011 compared to $2.2 million for the 2010 period, as a result of proceeds from call option settlements exceeding index credit benefits. The excess options were originally purchased to hedge index annuities which were surrendered during prior periods.

Benefits and expenses increased in the 2011 periods primarily due to increases in interest and index credits. These increases were the result of growth in account value and increases in the S&P 500 Index during 2011. The impact of unlocking and refining methods and assumptions related to deferred acquisition costs decreased amortization $7.5 million in the 2011 periods and $1.4 million in the 2010 periods.

Beginning in May 2006 and continuing through October 2006, we sold a number of five-year guaranteed rate fixed annuity products, which are coming to the end of their initial term. While many of these contracts will renew at the end of their original term, withdrawal activity will increase. During the second quarter of 2011, withdrawals for this product were $42.0 million compared with $5.0 million for the first quarter of 2011.

Premiums collected in the independent channel increased 271.5% for the six months ended June 30, 2011 compared to the 2010 period, reflecting our strategy of measured increases in business volume while maintaining a self-sustaining capital position. The 2011 reduction in crediting rates reflect the positive impact of hedging activities and lower call option costs. The weighted average yield increased due to prepayment fees and change in net discount accretion on mortgage and asset-backed securities totaling $3.5 million during the six months ended June 30, 2011 compared to $0.4 million for the 2010 period.

June 30, 2011

Traditional and Universal Life Insurance Segment

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive product charges and other income	$12,898	$11,630	$25,312	$23,069
Traditional life insurance premiums	44,139	42,791	85,526	82,036
Net investment income	34,205	33,354	68,294	66,217
	91,242	87,775	179,132	171,322
Benefits and expenses	69,215	68,237	145,613	140,673
Pre-tax operating income	$22,027	$19,538	$33,519	$30,649

Other data
Life premiums collected, net of reinsurance	$66,684	$55,503	$125,773	$107,554
Policy liabilities and accruals, end of period			2,168,326	2,086,011
Direct life insurance in force, end of period (in millions)			42,501	40,108

Interest sensitive life insurance spread:
Weighted average yield on cash and invested assets			6.52%	6.66%
Weighted average interest crediting rate			4.16%	4.27%
Spread			2.36%	2.39%

Pre-tax operating income for the Traditional and Universal Life Insurance segment increased 12.7% to $22.0 million in the second quarter of 2011 and 9.4% to $33.5 million for the six-month period. The increase for the quarter was primarily attributable to refining valuation estimates and an increase in our traditional and universal life insurance in force, partially offset by increased mortality experience.

Revenues, expenses and the change in policy liabilities and accruals increased in 2011 due to an increase in business in force. Our direct traditional and universal life insurance in force increased 6.0% to $42,500.6 million at June 30, 2011, primarily due to sales by our Farm Bureau Life agency force exceeding the loss of in force amounts through deaths, lapses and surrenders.

The impact of refining methods and assumptions relating to the value of insurance in force, deferred policy acquisition costs and certain traditional life insurance reserves increased benefits and expenses $7.7 million in the 2011 periods. Refinements to certain life reserves also increased benefits and expenses $4.6 million in the 2010 periods. Death benefits incurred on our direct business, after the impact of reserves released, increased $2.4 million for the second quarter of 2011 and $2.7 million for the six-month period.
The weighted average yield on cash and invested assets for interest sensitive life insurance products decreased primarily due to lower yields on new acquisitions compared to those on investments maturing or being paid down, as discussed in the "Financial Condition" section below.

June 30, 2011

Variable Segment

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Pre-tax operating income (loss)
Operating revenues:
Interest sensitive product charges	$11,796	$12,530	$23,802	$24,726
Net investment income	4,400	4,100	8,955	8,126
Other income	1,008	593	2,411	1,286
	17,204	17,223	35,168	34,138
Benefits and expenses	15,759	19,376	28,535	32,751
Pre-tax operating income (loss)	$1,445	$(2,153)	$6,633	$1,387

Other data
Variable premiums collected, net of reinsurance	$20,446	$30,887	$44,268	$61,337
Policy liabilities and accruals, end of period			298,957	273,856
Separate account assets, end of period			759,927	658,820
Direct life insurance in force, end of period (in millions)			6,763	7,181

Pre-tax operating income (loss) for the Variable segment increased 167.1% to $1.4 million in the second quarter of 2011 and 378.2% to $6.6 million for the six months ended June 30, 2011. The increases were primarily due to the impact of market performance on amortization of deferred policy acquisition costs, partially offset by the impact of unlocking and increased mortality experience. The six-month period was also impacted by a reduction in expenses allocated to the segment in 2011.

We periodically revise key assumptions, such as surrender and withdrawal rates, mortality and future earnings, used in the calculation of deferred policy acquisition costs through an unlocking process. The impact of unlocking increased benefits and expenses $1.5 million for the three and six-month periods in 2011. Excluding the impact of unlocking, amortization of deferred policy acquisition costs decreased $7.5 million in the second quarter of 2011 and $8.5 million for the six months ended June 30, 2011 primarily due to the impact of market performance on the separate accounts. Death benefits in excess of related account values on variable policies increased $1.2 million in the second quarter of 2011 and $2.4 million for the six months ended June 30, 2011. General expenses decreased $1.6 million for the six months ended June 30, 2011 due to the impact of changes in expense allocations between the segments in the second quarter of 2010.

Variable premiums tend to vary with the volatility, performance of and confidence level in the equity markets as well as crediting and interest rates on competing products, including fixed rate annuities and bank-offered certificates of deposit. We discontinued underwriting new sales of variable products during 2010 and terminated new sales with our variable alliance partners in 2010 and 2011. We continue to receive premiums from sales that occurred prior to this change. During 2010, our Farm Bureau Life distribution channel began selling variable products underwritten by a large well-known insurance company with variable product expertise. We earn fees from the sale of brokered products, which are reported as other income. A portion of these revenues are passed on to the agents as commissions for the underlying sales. The decision to discontinue underwriting variable products was made because we lacked the scale necessary to generate acceptable returns and be competitive in this product line over time. The existing in force business remains on our books and we will continue to administer this business.

June 30, 2011

Corporate and Other Segment

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Pre-tax operating loss
Operating revenues:
Net investment income	$3,213	$2,362	$6,332	$5,580
Derivative loss	—	(519)	—	(1,038)
Other income	2,911	3,122	6,410	5,422
	6,124	4,965	12,742	9,964
Interest expense	5,631	6,117	11,740	12,235
Benefits and other expenses	6,849	5,102	11,928	9,797
	(6,356)	(6,254)	(10,926)	(12,068)
Noncontrolling interest	18	39	20	53
Equity income, before tax	622	1,857	2,775	3,541
Pre-tax operating loss	$(5,716)	$(4,358)	$(8,131)	$(8,474)

Pre-tax operating loss increased 31.2% to $5.7 million in the second quarter of 2011 and decreased 4.0% to $8.1 million for the six months ended June 30, 2011. The increase in operating loss in the second quarter is primarily due to increases in other expenses and a decrease in equity income, partially offset by an increase in net investment income, and decreases in derivative losses and interest expense. The decrease in operating loss for the six months ended June 30, 2011 is primarily due to an increase in net investment income, decreases in derivative losses and interest expense, partially offset by increases in other expenses and a decrease in equity income.

Other income and other expenses primarily relate to operating results of our non-insurance subsidiaries. As discussed under "Other Income and Other Expenses" above, other income increased for the six months ended June 20, 2011, primarily due to a $1.0 million cash settlement received from a litigation case and other expenses increased in the 2011 periods primarily due to costs associated with the EquiTrust Mutual Funds merger and other ongoing projects. The increase in net investment income was primarily due to the impact of being more fully invested during the 2011 periods. The derivative losses in the 2010 periods included the net interest expense on an interest rates swap that expired in October 2010. See Note 3 to our consolidated financial statements for additional information on this interest rate swap. The decrease in interest expense was due to refinancing our Senior Notes with affiliates as discussed in Note 7. The changes in equity income are discussed in the "Equity Income" section above.

Financial Condition

Investments

Our investment portfolio increased 3.3% to $13,506.3 million at June 30, 2011 compared to $13,069.7 million at December 31, 2010. While the portfolio increased due to positive cash flows from operating and financing activities, the primary driver of the increase was a $232.1 million increase in the fair market value of fixed maturity securities during 2011 to a net unrealized gain of $386.3 million at June 30, 2011. A decline in U.S. Treasury yields more than offset any widening in credit spreads that occurred across our fixed maturity portfolio during the second quarter of 2011. Moderately wide credit spreads in certain sectors continue to impact our investment portfolio. Additional details regarding securities in an unrealized loss position at June 30, 2011 are included in the discussion that follows and in Note 2 to our consolidated financial statements. Details regarding investment impairments are discussed above in the "Realized Gains (Losses) on Investments" section under "Results of Operations."

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

June 30, 2011

Fixed Maturity Securities Acquisitions Selected Information

	Six months ended
	June 30, 2011	June 30, 2010
	(Dollars in thousands)
Cost of acquisitions:
Corporate investment grade	$573,438	$279,972
Mortgage and asset-backed	494,446	292,037
United States Government and agencies	3,110	—
Tax-exempt municipals	15,333	—
Taxable municipals	39,111	124,952
Total	$1,125,438	$696,961
Effective annual yield	4.88%	4.33%
Credit quality
NAIC 1 designation	70.0%	82.5%
NAIC 2 designation	30.0%	17.5%
Weighted-average life in years	10.0	12.5
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

A portion of the securities acquired during the three months ended June 30, 2011 and June 30, 2010, were acquired with the proceeds from advances on our funding agreements with the FHLB. The securities acquired to support these funding agreements often carry a lower average yield than securities acquired to support our other insurance products, due to the relatively low interest rate paid on those advances. The average yield of the securities acquired, excluding the securities supporting these funding agreements, was 4.93% during the six-month period ended June 30, 2011 and 5.48% during the six-month period ended June 30, 2010.

Investment Portfolio Summary

	June 30, 2011		December 31, 2010
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturity securities - available for sale:
Public	$9,315,721	69.0%	$8,812,951	67.5%
144A private placement	1,974,678	14.6	1,771,383	13.6
Private placement	604,017	4.5	544,190	4.2
Total fixed maturity securities - available for sale	11,894,416	88.1	11,128,524	85.3
Equity securities	83,287	0.6	78,656	0.6
Mortgage loans	1,242,370	9.1	1,254,437	9.5
Derivative instruments	49,041	0.3	40,729	0.3
Real estate	12,428	0.1	13,554	0.1
Policy loans	170,629	1.3	170,341	1.3
Other long-term investments	118	—	132	—
Short-term investments	53,994	0.5	383,369	2.9
Total investments	$13,506,283	100.0%	$13,069,742	100.0%

As of June 30, 2011, 93.7% (based on carrying value) of the available-for-sale fixed maturity securities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities

June 30, 2011

(NAIC designations 3 through 6). As of June 30, 2011, the investment in non-investment grade debt was 6.3% of available-for-sale fixed maturity securities. At that time, no single non-investment grade holding exceeded 0.2% of total investments.

Credit Quality by NAIC Designation and Equivalent Rating

		June 30, 2011		December 31, 2010
NAIC Designation	Equivalent Rating (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$7,526,580	63.3%	$6,988,040	62.8%
2	BBB	3,619,660	30.4	3,444,502	31.0
	Total investment grade	11,146,240	93.7	10,432,542	93.8
3	BB	461,801	3.9	438,497	3.9
4	B	183,350	1.5	164,474	1.5
5	CCC	65,436	0.6	65,869	0.6
6	In or near default	37,589	0.3	27,142	0.2
	Total below investment grade	748,176	6.3	695,982	6.2
	Total fixed maturity securities - available for sale	$11,894,416	100.0%	$11,128,524	100.0%

(1)
Equivalent ratings are generally based on those provided by nationally recognized rating agencies with some exceptions for certain residential mortgage, commercial mortgage and asset-backed securities where they are based on the expected loss of the security rather than the probability of default.

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

Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification

	June 30, 2011
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$498,653	$413,863	$35,556	$84,790	$(6,919)
Capital goods	406,542	344,682	28,871	61,860	(4,783)
Communications	231,729	215,356	16,754	16,373	(171)
Consumer cyclical	363,948	318,662	27,459	45,286	(3,997)
Consumer noncyclical	468,518	421,548	36,141	46,970	(1,663)
Energy	690,973	590,527	48,903	100,446	(3,629)
Finance	1,672,221	1,303,389	88,039	368,832	(30,980)
Transportation	174,600	155,239	16,163	19,361	(590)
Utilities	1,283,898	1,171,394	103,665	112,504	(5,123)
Other	124,746	114,420	11,161	10,326	(90)
Total corporate securities	5,915,828	5,049,080	412,712	866,748	(57,945)
Collateralized debt obligation	4,005	4,005	—	—	—
Mortgage and asset-backed securities	3,716,216	2,832,086	141,101	884,130	(129,799)
United States Government and agencies	129,476	74,528	7,338	54,948	(1,677)
State, municipal and other governments	2,128,891	1,493,301	59,907	635,590	(45,376)
Total	$11,894,416	$9,453,000	$621,058	$2,441,416	$(234,797)

June 30, 2011

	December 31, 2010
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$460,491	$374,658	$31,318	$85,833	$(8,871)
Capital goods	329,229	284,160	23,760	45,069	(10,278)
Communications	214,962	206,979	14,965	7,983	(182)
Consumer cyclical	295,336	250,864	19,694	44,472	(3,192)
Consumer noncyclical	436,122	404,867	35,918	31,255	(960)
Energy	652,011	537,306	42,672	114,705	(6,068)
Finance	1,550,930	1,054,067	60,322	496,863	(54,792)
Transportation	174,969	167,667	15,223	7,302	(161)
Utilities	1,207,759	1,054,920	92,636	152,839	(7,322)
Other	147,390	122,525	10,982	24,865	(2,487)
Total corporate securities	5,469,199	4,458,013	347,490	1,011,186	(94,313)
Collateralized debt obligations	2,745	2,745	—	—	—
Mortgage and asset-backed securities	3,480,769	2,468,577	116,649	1,012,192	(167,660)
United States Government and agencies	134,085	93,298	7,059	40,787	(225)
State, municipal and other governments	2,041,726	904,901	21,121	1,136,825	(75,927)
Total	$11,128,524	$7,927,534	$492,319	$3,200,990	$(338,125)

Credit Quality of Available-for-Sale Fixed Maturity Securities with Unrealized Losses

		June 30, 2011
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$1,495,883	61.3%	$(88,842)	37.8%
2	BBB	503,550	20.6	(33,640)	14.3
	Total investment grade	1,999,433	81.9	(122,482)	52.1
3	BB	200,975	8.2	(30,921)	13.2
4	B	147,841	6.1	(36,911)	15.7
5	CCC	61,218	2.5	(28,011)	11.9
6	In or near default	31,949	1.3	(16,472)	7.1
	Total below investment grade	441,983	18.1	(112,315)	47.9
	Total	$2,441,416	100.0%	$(234,797)	100.0%

June 30, 2011

		December 31, 2010
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$2,156,789	67.4%	$(145,143)	42.9%
2	BBB	604,127	18.9	(54,296)	16.1
	Total investment grade	2,760,916	86.3	(199,439)	59.0
3	BB	210,968	6.6	(30,740)	9.1
4	B	142,756	4.5	(37,971)	11.2
5	CCC	59,928	1.9	(47,992)	14.2
6	In or near default	26,422	0.7	(21,983)	6.5
	Total below investment grade	440,074	13.7	(138,686)	41.0
	Total	$3,200,990	100.0%	$(338,125)	100.0%

Available-For-Sale Fixed Maturity Securities with Unrealized Losses by Length of Time

	June 30, 2011
	Amortized Cost		Gross Unrealized Losses
	Market Value is Less than 75% of Cost	Market Value is 75% or Greater than Cost	Market Value is Less than 75% of Cost	Market Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$941,818	$—	$(17,082)
Greater than three months to six months	—	62,440	—	(1,332)
Greater than six months to nine months	—	273,907	—	(13,484)
Greater than nine months to twelve months	—	63,037	—	(4,051)
Greater than twelve months	244,498	1,090,513	(89,656)	(109,192)
Total	$244,498	$2,431,715	$(89,656)	$(145,141)

	December 31, 2010
	Amortized Cost		Gross Unrealized Losses
	Market Value is Less than 75% of Cost	Market Value is 75% or Greater than Cost	Market Value is Less than 75% of Cost	Market Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$1,448,149	$—	$(37,190)
Greater than three months to six months	24,069	8,000	(979)	(4,720)
Greater than six months to nine months	—	5,544	—	(43)
Greater than nine months to twelve months	—	2,987	—	(205)
Greater than twelve months	295,272	1,755,094	(123,979)	(171,009)
Total	$319,341	$3,219,774	$(124,958)	$(213,167)

June 30, 2011

Available-For-Sale Fixed Maturity Securities with Unrealized Losses by Maturity Date

	June 30, 2011		December 31, 2010
	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Due in one year or less	$13,007	$(51)	$94	$(26)
Due after one year through five years	56,353	(6,512)	110,891	(15,476)
Due after five years through ten years	258,506	(7,913)	286,568	(21,562)
Due after ten years	1,229,420	(90,522)	1,791,245	(133,401)
	1,557,286	(104,998)	2,188,798	(170,465)
Mortgage and asset-backed	884,130	(129,799)	1,012,192	(167,660)
Total	$2,441,416	$(234,797)	$3,200,990	$(338,125)

See Note 2 to our consolidated financial statements for additional analysis of these unrealized losses.

Mortgage and Asset-Backed Securities

Mortgage and other asset-backed securities comprised 31.2% at June 30, 2011 and 31.3% at December 31, 2010 of our total available-for-sale fixed maturity securities. These securities are purchased when we believe these types of investments provide superior risk-adjusted returns compared to returns of more conventional investments such as corporate bonds and mortgage loans. These securities are diversified as to collateral types, cash flow characteristics and maturity.

Mortgage and Asset-Backed Securities by Type

	June 30, 2011
	Amortized Cost	Par Value	Carrying Value	Percent of Fixed Maturity Securities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,274,464	$1,288,284	$1,296,926	10.9%
Pass-through	217,001	210,652	225,029	1.9
Planned and targeted amortization class	497,639	507,239	515,130	4.3
Other	34,762	34,848	35,204	0.3
Total residential mortgage-backed securities	2,023,866	2,041,023	2,072,289	17.4
Commercial mortgage-backed securities	1,089,519	1,105,909	1,089,759	9.2
Other asset-backed securities	591,529	684,959	554,168	4.6
Total	$3,704,914	$3,831,891	$3,716,216	31.2%

	December 31, 2010
	Amortized Cost	Par Value	Carrying Value	Percent of Fixed Maturity Securities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,219,828	$1,232,133	$1,219,618	11.0%
Pass-through	238,425	230,475	243,371	2.2
Planned and targeted amortization class	465,353	469,559	468,052	4.2
Other	37,852	37,942	38,197	0.3
Total residential mortgage-backed securities	1,961,458	1,970,109	1,969,238	17.7
Commercial mortgage-backed securities	1,034,478	1,046,609	1,031,062	9.3
Other asset-backed securities	535,844	622,267	480,469	4.3
Total	$3,531,780	$3,638,985	$3,480,769	31.3%

The residential mortgage-backed portfolio includes pass-through and collateralized mortgage obligation (CMO) securities.

June 30, 2011

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

Our direct exposure to the Alt-A home equity and subprime first-lien sectors is limited to investments in structured securities collateralized by senior tranches of residential mortgage loans with this exposure. We also have a partnership interest in a fund that owns securities backed by Alt-A home equity, subprime first-lien and adjustable rate mortgage collateral. The fund is reported as securities and indebtedness of related parties in our consolidated balances sheets with a fair value of $33.2 million at June 30, 2011 and $30.1 million at December 31, 2010. We do not own any direct investments in subprime lenders or adjustable rate mortgages.

Mortgage and Asset-Backed Securities by Collateral Type

	June 30, 2011			December 31, 2010
	Amortized Cost	Carrying Value	Percent of Fixed Maturity Securities	Amortized Cost	Carrying Value	Percent of Fixed Maturity Securities
	(Dollars in thousands)			(Dollars in thousands)
Government agency	$949,648	$998,862	8.4%	$748,345	$787,188	7.1%
Prime	722,313	732,130	6.2	843,921	837,231	7.5
Alt-A	471,245	435,772	3.6	492,355	430,786	3.9
Subprime	30,122	22,780	0.2	30,117	23,540	0.2
Commercial mortgage	1,089,519	1,089,759	9.2	1,034,478	1,031,062	9.3
Non-mortgage	442,067	436,913	3.6	382,564	370,962	3.3
Total	$3,704,914	$3,716,216	31.2%	$3,531,780	$3,480,769	31.3%

The mortgage and asset-backed securities can be summarized into three broad categories: residential, commercial and other asset-backed securities.

Residential Mortgage-Backed Securities by Collateral Type and Origination Year

	June 30, 2011
	Government & Prime		Alt-A		Total
	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2011	$205,820	$211,225	$—	$—	$205,820	$211,225
2010	315,938	323,301	11,951	11,910	327,889	335,211
2009	73,857	77,431	—	—	73,857	77,431
2008	103,066	111,717	—	—	103,066	111,717
2007	65,669	67,734	53,042	38,990	118,711	106,724
2006 and prior	887,062	926,794	307,461	303,187	1,194,523	1,229,981
Total	$1,651,412	$1,718,202	$372,454	$354,087	$2,023,866	$2,072,289

June 30, 2011

	December 31, 2010
	Government & Prime		Alt-A		Total
	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2010	$241,634	$244,746	$13,602	$13,602	$255,236	$258,348
2009	75,581	78,289	—	—	75,581	78,289
2008	128,842	136,355	—	—	128,842	136,355
2007	66,159	69,029	57,723	39,470	123,882	108,499
2006	77,234	72,666	22,071	15,369	99,305	88,035
2005 and prior	981,997	1,013,159	296,615	286,553	1,278,612	1,299,712
Total	$1,571,447	$1,614,244	$390,011	$354,994	$1,961,458	$1,969,238

(1)
Insurance on 2006 Alt-A issues is provided by MBIA Insurance Corporation (79% in 2011 and 2010). Insurance on 2007 Alt-A issues is provided by Assured Guaranty Ltd. (33% in 2011 and 32% in 2010) and MBIA Insurance Corporation (29% in 2011 and 26% in 2010). There is no insurance coverage on Government & Prime investments or Alt-A investments with collateral originating prior to 2006 or after 2007.

Residential Mortgage-Backed Securities by NAIC Designation and Equivalent Rating

		June 30, 2011		December 31, 2010
NAIC Designation	Equivalent Rating	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$2,008,987	96.9%	$1,905,909	96.8%
3	BB	24,621	1.2	26,850	1.3
4	B	38,664	1.9	36,462	1.9
5	CCC	17	—	17	—
	Total	$2,072,289	100.0%	$1,969,238	100.0%

Commercial Mortgage-Backed Securities by Origination Year

	June 30, 2011		December 31, 2010
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2011	$97,874	$99,008	$—	$—
2010	22,709	23,143	23,039	23,212
2009	41,596	49,555	41,341	47,799
2008	209,172	233,143	209,474	232,797
2007	252,600	239,043	260,349	244,603
2006 and prior	465,568	445,867	500,275	482,651
Total	$1,089,519	$1,089,759	$1,034,478	$1,031,062

June 30, 2011

Commercial Mortgage-Backed Securities by NAIC Designation and Equivalent Rating

		June 30, 2011		December 31, 2010
NAIC Designation	Equivalent Rating	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	GNMA	$358,743	32.9%	$306,724	29.8%
1	FNMA	16,252	1.5	16,334	1.6
1	AAA, AA, A
	Generic	255,556	23.5	227,623	22.1
	Super Senior	205,540	18.9	213,922	20.7
	Mezzanine	8,267	0.8	8,320	0.8
	Junior	63,096	5.8	70,810	6.9
	Total AAA, AA, A	532,459	49.0	520,675	50.5
2	BBB	76,556	7.0	90,548	8.8
3	BB	55,594	5.0	44,833	4.3
4	B	43,416	4.0	44,670	4.3
5	CCC	6,739	0.6	7,278	0.7
	Total	$1,089,759	100.0%	$1,031,062	100.0%

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

The AAA, AA and A rated commercial mortgage-backed securities are broken down into categories based on subordination levels. Rating agencies disclose subordination levels, which measure the amount of credit support that the bonds (or tranches) have from subordinated bonds (or tranches). Generic is a term used for securities issued prior to 2005. The super senior securities have subordination levels greater than 27%, the mezzanine securities have subordination levels in the 17% to 27% range and the junior securities have subordination levels in the 9% to 16% range. Also included in the commercial mortgage backed securities are military housing bonds totaling $224.0 million at June 30, 2011 and $215.2 million at December 31, 2010. These bonds are used to fund the construction of multi-family homes on United States military bases. The bonds are backed by a first mortgage lien on residential military housing projects.

Other Asset-Backed Securities by Collateral Type and Origination Year

	June 30, 2011
	Government & Prime		Alt-A		Subprime		Non-Mortgage		Total
	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2011	$—	$—	$—	$—	$—	$—	$44,960	$44,950	$44,960	$44,950
2010	—	—	—	—	—	—	160,827	162,266	160,827	162,266
2009	—	—	—	—	—	—	58,168	58,535	58,168	58,535
2007	9,982	5,488	15,667	9,137	—	—	65,930	65,823	91,579	80,448
2006 and prior	10,567	7,302	83,124	72,548	30,122	22,780	112,182	105,339	235,995	207,969
Total	$20,549	$12,790	$98,791	$81,685	$30,122	$22,780	$442,067	$436,913	$591,529	$554,168

June 30, 2011

	December 31, 2010
	Government & Prime		Alt-A		Subprime		Non-Mortgage		Total
	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2010	$—	$—	$—	$—	$—	$—	$169,631	$170,212	$169,631	$170,212
2009	—	—	—	—	—	—	61,791	62,415	61,791	62,415
2007	9,976	3,840	15,864	6,940	—	—	61,843	62,211	87,683	72,991
2006	8,630	4,011	58,456	43,587	—	—	32,242	33,077	99,328	80,675
2005 and prior	2,213	2,324	28,024	25,265	30,117	23,540	57,057	43,047	117,411	94,176
Total	$20,819	$10,175	$102,344	$75,792	$30,117	$23,540	$382,564	$370,962	$535,844	$480,469

(1)
Insurance on 2006 Alt-A issues is provided by Financial Guaranty Insurance Co. (FGIC) (39% in 2011 and 40% in 2010) and AMBAC Assurance Corporation (Ambac) (35% in 2011 and 34% in 2010). Insurance on 2007 Alt-A issues is provided by Ambac (46% in 2011 and 2010), MBIA Insurance Corporation (32% in 2011 and 31% in 2010) and FGIC (22% in 2011 and 23% in 2010). The 2006 and 2007 Government & Prime issues are 100% insured by Ambac (2006 issues) and MBIA Insurance Corporation (2007 issues). There is no insurance coverage on other asset-backed securities with subprime or non-mortgage collateral or collateral originating prior to 2006 or after 2007.

Other Asset-Backed Securities by NAIC Designation and Equivalent Rating

		June 30, 2011		December 31, 2010
NAIC Designation	Equivalent Ratings	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$496,238	89.6%	$449,230	93.5%
2	BBB	22,899	4.1	8,251	1.7
3	BB	244	—	339	0.1
4	B	5,630	1.0	4,729	1.0
5	CCC	24,209	4.4	16,635	3.4
6	In or near default	4,948	0.9	1,285	0.3
	Total	$554,168	100.0%	$480,469	100.0%

The mortgage and asset-backed portfolios include securities wrapped by monoline bond insurers to provide additional credit enhancement for the investment. We believe these securities were underwritten at investment grade levels excluding any credit enhancing protection. At June 30, 2011, the fair value of our insured mortgage and asset-backed holdings totaled $102.7 million, or 2.8% of our mortgage and asset-backed portfolios and 0.9% of our total fixed income portfolio.

During 2009, FGIC was downgraded by rating agencies and in November of 2009 was ordered to stop making payments. In March 2010, the Wisconsin Insurance Commissioner placed a temporary moratorium on payments for Ambac wrapped residential mortgage-backed securities. Securities with existing or expected cash flow concerns that are wrapped by FGIC or Ambac have been other-than-temporarily impaired. We do not consider the investments wrapped by other monoline bond insurers to be other-than-temporarily impaired at June 30, 2011 because we do not have reason to believe that those guarantees, if needed, will not be honored. We do not directly own any fixed income or equity investments in monoline bond insurers.

June 30, 2011

Residential Mortgage-Backed Securities and Other Asset-Backed Securities by Insurance

		June 30, 2011			December 31, 2010
	Insurers' S&P Rating (1)	Residential Mortgage- Backed	Other Asset- Backed	Total Carrying Value	Residential Mortgage- Backed	Other Asset- Backed	Total Carrying Value
Insured:		(Dollars in thousands)
Ambac	NR (2)	$—	$22,267	$22,267	$—	$16,124	$16,124
Assured Guaranty Ltd.	AA+	12,976	—	12,976	14,182	—	14,182
FGIC	NR (2)	—	33,342	33,342	—	33,547	33,547
MBIA Insurance Corporation	B	18,417	15,661	34,078	17,414	13,492	30,906
Total with insurance		31,393	71,270	102,663	31,596	63,163	94,759
Uninsured:
GNMA		188,034	—	188,034	194,057	—	194,057
FHLMC		417,376	2,090	419,466	316,336	2,295	318,631
FNMA		391,326	25	391,351	274,459	28	274,487
Other		1,044,160	480,783	1,524,943	1,152,790	414,983	1,567,773
Total		$2,072,289	$554,168	$2,626,457	$1,969,238	$480,469	$2,449,707

(1)	Rating in effect as of June 30, 2011.
(2)	No formal published rating.

Collateralized Debt Obligations

We held one collateralized debt obligation investment at June 30, 2011, which is backed by credit default swaps with no home equity exposure. As discussed in Note 3, we began reporting this security at fair value with changes in market value reflected as derivative income or loss within the consolidated statements of operations in accordance with an accounting change effective July 1, 2010.

State, Municipal and Other Government Securities

State, municipal and other government securities totaled $2.1 billion, or 19.3% of our portfolio and include investments in general obligation, revenue and municipal housing bonds. Our investment strategy is to utilize municipal bonds in addition to corporate bonds, as we believe they provide additional diversification and have historically low default rates compared with similarly rated corporate bonds. We evaluate the credit strength of the underlying issues on both a quantitative and qualitative basis, excluding insurance, prior to acquisition. The majority of the municipal bonds we hold are investment grade credits without consideration of insurance. Our municipal bonds are well diversified by type and geography with the top exposure being school general obligation bonds. Our municipal bond exposure has an average rating of AA and is trading at 99.0% of book value. The insolvency of one or more of the credit enhancing entities would be a meaningful short-term market liquidity event, but would not dramatically increase our investment portfolio's risk profile. During 2011, military housing fixed maturity securities with characteristics similar to commercial mortgage-backed securities were reclassified from state, municipal and other government securities to commercial mortgage-backed securities.

Equity Securities

Equity securities totaled $83.3 million at June 30, 2011 and $78.7 million at December 31, 2010. Gross unrealized gains totaled $3.9 million and gross unrealized losses totaled $0.7 million at June 30, 2011. At December 31, 2010, gross unrealized gains totaled $3.0 million and gross unrealized losses totaled $2.0 million on these securities. The unrealized losses are primarily attributable to nonredeemable perpetual preferred securities from issuers in the financial sector. See Note 2 to our consolidated financial statements for further discussion regarding our analysis of unrealized losses related to these securities.

June 30, 2011

Mortgage Loans

Mortgage loans totaled $1,242.4 million at June 30, 2011 and $1,254.4 million at December 31, 2010. Our mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. There were three mortgage loans more than 90 days delinquent with a carrying value of $16.8 million at June 30, 2011 and at December 31, 2010. The total number of commercial mortgage loans outstanding was 324 at June 30, 2011 and 326 at December 31, 2010. In 2011, new loans ranged from $0.7 million to $8.0 million in size, with an average loan size of $3.7 million and an average loan term of 14 years. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. The majority of our mortgage loans amortize principal, with 7.6% that are interest only loans at June 30, 2011. At June 30, 2011, the average loan-to-value of the current outstanding principal balance using the most recent appraised value was 56.0% and the weighted average debt service coverage ratio was 1.5 based on the results of our 2010 annual study. See Note 2 to our consolidated financial statements for further discussion regarding our mortgage loans.

Derivative Instruments

Derivative instruments totaling $49.0 million at June 30, 2011 and $40.7 million at December 31, 2010 consist primarily of call options supporting our index annuity business net of collateral received from counterparties.

Asset-Liability Management

Our asset-liability management program includes (i) designing and developing products that encourage persistency and help ensure targeted spreads are earned and, as a result, create a stable liability structure, and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of our insurance liabilities. The weighted average life of the fixed maturity and mortgage loan portfolio based on fair values was approximately 8.7 years at June 30, 2011 and 8.6 years at December 31, 2010. While it can be difficult to maintain asset and liability durations that are perfectly matched in a dynamic environment, we have identified various strategies that can be implemented if duration mismatches exceed acceptable tolerances. The effective duration of the fixed maturity and mortgage loan portfolios backing our annuity products was 5.9 at June 30, 2011 and December 31, 2010. The effective duration of our annuity liabilities was approximately 6.6 at June 30, 2011 and 6.7 at December 31, 2010.

Other Assets

Deferred policy acquisition costs decreased 9.0% to $739.1 million and deferred sales inducements decreased 8.7% to $236.6 million at June 30, 2011 primarily due to the impact of the change in unrealized appreciation/depreciation on fixed maturity securities. The impact of unrealized appreciation/depreciation on fixed maturity securities decreased deferred policy acquisition costs $190.4 million at June 30, 2011 and $90.7 million at December 31, 2010; and decreased deferred sales inducements $32.4 million at June 30, 2011 compared to an increase of $1.3 million at December 31, 2010. Cash and cash equivalents may fluctuate due to timing of payments made and received and the availability of investment options in the marketplace. The increase of $169.6 million in 2011 was primarily due to a shift from short-term investments to cash and cash equivalents of similar yields. Securities and indebtedness of related parties increased 24.9% to $72.2 million primarily due to additional investments made in equity method investees specializing in low income housing.

Liabilities

Future policy benefits increased 3.2% to $12,396.2 million at June 30, 2011 primarily due to an increase in the volume of index annuity and exclusive annuity business in force. Other liabilities decreased 24.8% to $133.2 million primarily due to decreases in payables for securities purchased and certain reinsurance contracts.

Stockholders' Equity

FBL Financial Group, Inc. stockholders' equity increased 11.7% to $1,279.9 million at June 30, 2011, compared to $1,146.3 million at December 31, 2010, primarily due to net income and the change in unrealized appreciation/depreciation on fixed maturity securities during the period.

At June 30, 2011, FBL's common stockholders' equity was $1,276.9 million, or $40.92 per share, compared to $1,143.3 million or $36.95 per share at December 31, 2010. Included in stockholders' equity per common share is $3.38 at June 30, 2011 and $1.29 at December 31, 2010 attributable to accumulated other comprehensive income.

June 30, 2011

Liquidity and Capital Resources

Cash Flows

During 2011, our operating activities generated cash flows totaling $201.8 million consisting of net income of $64.0 million adjusted for non-cash operating revenues and expenses netting to $137.8 million. We used cash of $210.0 million in our investing activities during the 2011 period. The primary uses were $1,243.5 million of investment acquisitions, mostly in fixed maturity securities, partially offset by $707.2 million in sales, maturities and repayments of investments. Our financing activities provided cash of $177.9 million during the 2011 period. The primary financing sources were $789.8 million in receipts from interest sensitive and index products credited to policyholder account balances, partially offset by $613.2 million for return of policyholder account balances on interest sensitive and index products.

Sources and Uses of Capital Resources

Parent company cash inflows from operations consist primarily of (i) dividends from subsidiaries, if declared and paid, (ii) fees that it charges the various subsidiaries and affiliates for management of their operations, (iii) expense reimbursements from subsidiaries and affiliates, (iv) proceeds from the exercise of employee stock options, (v) proceeds from borrowings, (vi) tax settlements between the parent company and its subsidiaries and (vii) investment income. Revenue sources for the parent company during the six months ended June 30, 2011 included management fees from subsidiaries and affiliates of $4.1 million. Cash outflows are principally for salaries, taxes and other expenses related to providing these management services, dividends on outstanding stock and interest and principal repayments on our parent company debt.

The Life Companies' cash inflows primarily consist of premium income, deposits to policyholder account balances, income from investments, sales, maturities and calls of investments, repayments of investment principal and proceeds from call option settlements. The Life Companies' cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, dividends and current operating expenses. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. The Life Companies' had continuing operations and financing activities relating to interest sensitive and index products provided funds totaling $391.3 million for the six months ended June 30, 2011 and $369.8 million for the 2010 period.

The ability of the Life Companies to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. During the remainder of 2011, the maximum amount legally available for distribution to FBL Financial Group, Inc., without further regulatory approval, is $55.1 million from Farm Bureau Life and $43.8 million from EquiTrust Life.

Interest payments on our debt totaled $11.7 million for the six months ended June 30, 2011 and $12.2 million for the 2010 period. Interest payments on our debt outstanding at June 30, 2011 are estimated to be $10.6 million for the remainder of 2011. As discussed in Note 7, "Debt Refinancing," to our consolidated financial statements, in the second quarter of 2011, we refinanced our $100.0 million of 9.25% Senior Notes payable to affiliates with $100.0 million of 6.10% Senior Notes payable to the same affiliates.

We paid cash dividends on our common and preferred stock during the six-month period totaling $3.9 million in 2011 and $3.8 million in 2010. Assuming a dividend rate of $0.0625 per common share, the common and preferred dividends would total approximately $3.9 million during the remainder of 2011. The level of common stock dividends will be analyzed quarterly and will be dependent upon our capital and liquidity positions. The Company is licensed by the Iowa Farm Bureau Federation (IFBF), our majority shareholder, to use the "Farm Bureau" and "FB" designations and pays royalty fees to the IFBF as a result of this royalty agreement. The royalty agreement provides an option for the IFBF to terminate the agreement when FBL's quarterly common stock dividend is less than $0.10 per share. Assuming no further reduction in the quarterly dividend, the IFBF has agreed to temporarily forgo its right of termination through December 31, 2011 and we anticipate they will continue to forgo such right thereafter.

FBL Financial Group, Inc. expects to rely on available cash resources and dividends from Farm Bureau Life to make dividend payments to its stockholders and interest payments on its debt. The parent company had available cash and investments totaling $26.9 million at June 30, 2011. We anticipate that FBL Financial Group, Inc. will receive dividends totaling $10.0 million from Farm Bureau Life and $1.0 million from other non-life insurance subsidiaries during the remainder of 2011.

June 30, 2011

We manage the amount of our capital to be consistent with statutory and rating agency requirements. As of June 30, 2011, we estimate that we have sufficient capital in the life insurance subsidiaries, combined with capital at the holding company, to meet our rating objectives. However, this capital may not be sufficient if significant future losses are incurred.

As of June 30, 2011, we had no material commitments for capital expenditures.

On a consolidated basis, we anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. We continuously monitor market conditions, as there can be no assurance that future experience regarding benefits and surrenders will be similar to historic experience since benefits and surrender levels are influenced by such factors as the interest rate environment, our financial strength ratings, the economy and other factors that impact policyholder behavior. Our investment portfolio at June 30, 2011, included $54.0 million of short-term investments, $174.4 million of cash and $1,503.3 million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value. In addition, Farm Bureau Life and EquiTrust Life are members of the FHLB, which provides a source for additional liquidity if needed. This membership allows the companies to utilize fixed or floating rate advances offered by the FHLB and secured by qualifying collateral. Our total capacity to utilize such advances is impacted by multiple factors including total market value of eligible collateral, level of statutory admitted assets and excess reserves and our willingness or capacity to hold activity-based FHLB common stock.

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

Our internal control over financial reporting changes from time-to-time as we modify and enhance our systems and processes to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. Any significant changes in controls are evaluated prior to implementation to help ensure the continued effectiveness of our internal controls and internal control environment. While changes have taken place in our internal controls during the quarter ended June 30, 2011, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

June 30, 2011

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)    Issuer Purchases of Equity Securities:
The following table sets forth purchases of equity securities by the issuer and affiliated purchasers for the quarter ended June 30, 2011.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) (1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2011 through April 30, 2011	—	$—	Not applicable	Not applicable
May 1, 2011 through May 31, 2011	—	—	Not applicable	Not applicable
June 1, 2011 through June 30, 2011	4,172	30.64	Not applicable	Not applicable
Total	4,172	$30.64

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

ITEM 6. EXHIBITS

(a) Exhibits:

3.2+	Second Restated and Amended Bylaws, as amended through May 17, 2011

31.1+	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101+#
Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language) from FBL Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 as follows: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Stockholders' Equity, (iv) Consolidated Statements of Cash Flows.

+	filed or furnished herewith
#
In accordance with Rule 402 of Regulation S-T, the XBRL related information in this report shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

June 30, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2011

FBL FINANCIAL GROUP, INC.

By	/s/ James E. Hohmann
James E. Hohmann
Chief Executive Officer (Principal Executive Officer)

By	/s/ James P. Brannen
James P. Brannen
Chief Financial Officer (Principal Financial and Accounting Officer)