Form 10-Q
period 2011-09-30
FBL FINANCIAL GROUP INC
filed 2011-11-03
CIK 1012771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:
Title of each class	Outstanding at November 1, 2011
Class A Common Stock, without par value	30,087,397
Class B Common Stock, without par value	1,192,990

FBL FINANCIAL GROUP, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

ITEM 1. FINANCIAL STATEMENTS

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	September 30, 2011	December 31, 2010
Assets
Investments:
Fixed maturity securities - available for sale, at fair value (amortized cost: 2011 - $11,501,763; 2010 - $10,974,330)	$12,218,511	$11,128,524
Equity securities - available for sale, at fair value (cost: 2011 - $79,808; 2010 - $77,689)	80,304	78,656
Mortgage loans	1,234,917	1,254,437
Derivative instruments	29,791	40,729
Real estate	11,030	13,554
Policy loans	171,481	170,341
Other long-term investments	112	132
Short-term investments	56,984	383,369
Total investments	13,803,130	13,069,742

Cash and cash equivalents	120,341	4,794
Securities and indebtedness of related parties	74,776	57,832
Accrued investment income	151,862	135,384
Amounts receivable from affiliates	4,565	2,025
Reinsurance recoverable	100,488	122,326
Deferred policy acquisition costs	613,264	812,025
Deferred sales inducements	184,824	259,148
Value of insurance in force acquired	25,127	27,706
Current income taxes recoverable	—	17,914
Other assets	77,415	72,154
Assets held in separate accounts	638,904	753,050

Total assets	$15,794,696	$15,334,100

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

	September 30, 2011	December 31, 2010
Liabilities and stockholders' equity
Liabilities:
Future policy benefits:
Interest sensitive and index products	$10,934,249	$10,645,927
Traditional life insurance and accident and health products	1,388,501	1,362,410
Other policy claims and benefits	44,761	51,393
Supplementary contracts without life contingencies	499,940	506,167
Advance premiums and other deposits	210,224	188,577
Amounts payable to affiliates	884	573
Short-term debt payable to affiliates	—	100,000
Long-term debt payable to affiliates	99,932	—
Long-term debt payable to non-affiliates	271,235	271,168
Current income taxes	2,807	—
Deferred income taxes	206,812	131,174
Other liabilities	93,886	177,247
Liabilities related to separate accounts	638,904	753,050
Total liabilities	14,392,135	14,187,686

Stockholders' equity:
FBL Financial Group, Inc. stockholders' equity:
Preferred stock, without par value, at liquidation value - authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 30,044,744 shares in 2011 and 29,749,068 shares in 2010	127,904	118,165
Class B common stock, without par value - authorized 1,500,000 shares, issued and outstanding 1,192,990 shares	7,522	7,522
Accumulated other comprehensive income	200,539	39,895
Retained earnings	1,063,508	977,740
Total FBL Financial Group, Inc. stockholders' equity	1,402,473	1,146,322
Noncontrolling interest	88	92
Total stockholders' equity	1,402,561	1,146,414
Total liabilities and stockholders' equity	$15,794,696	$15,334,100

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues:
Interest sensitive and index product charges	$28,865	$28,371	$89,235	$88,809
Traditional life insurance premiums	40,342	38,721	125,868	120,757
Net investment income	187,253	181,974	562,064	539,971
Derivative income (loss)	(73,658)	39,826	(37,811)	7,877
Net realized capital gains on sales of investments	13,107	6,532	24,368	13,448

Total other-than-temporary impairment losses	(1,226)	(370)	(32,317)	(58,880)
Non-credit portion in other comprehensive income	(296)	(1,063)	13,523	42,331
Net impairment loss recognized in earnings	(1,522)	(1,433)	(18,794)	(16,549)

Other income	4,856	3,562	13,835	10,512
Total revenues	199,243	297,553	758,765	764,825

Benefits and expenses:
Interest sensitive and index product benefits	144,238	117,282	418,170	367,920
Change in value of index product embedded derivatives	(88,390)	56,598	(86,725)	24,052
Traditional life insurance benefits	35,598	35,242	109,913	103,762
Policyholder dividends	4,109	4,193	12,765	13,253
Underwriting, acquisition and insurance expenses	50,050	33,603	136,038	127,204
Interest expense	5,311	6,099	17,051	18,334
Other expenses	6,840	4,310	19,244	13,619
Total benefits and expenses	157,756	257,327	626,456	668,144
	41,487	40,226	132,309	96,681
Income taxes	(14,159)	(13,530)	(42,766)	(31,996)
Equity income, net of related income taxes	237	1,955	2,041	4,257
Net income	27,565	28,651	91,584	68,942
Net loss attributable to noncontrolling interest	1	26	21	79
Net income attributable to FBL Financial Group, Inc.	$27,566	$28,677	$91,605	$69,021

Earnings per common share	$0.89	$0.94	$2.98	$2.27
Earnings per common share - assuming dilution	$0.88	$0.93	$2.93	$2.25

Cash dividends per common share	$0.0625	$0.0625	$0.1875	$0.1875

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands)

	FBL Financial Group, Inc. Stockholders' Equity
	Series B Preferred Stock	Class A and Class B Common Stock (a)	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interest	Total Stockholders' Equity
Balance at January 1, 2010	$3,000	$117,399	$(118,730)	$869,487	$121	$871,277
Reclassification of embedded credit derivative loss	—	—	4,691	(4,691)	—	—
Comprehensive income:
Net income - nine months ended September 30, 2010	—	—	—	69,021	(79)	68,942
Change in net unrealized investment gains/losses	—	—	251,722	—	—	251,722
Non-credit impairment losses	—	—	(21,342)	—	—	(21,342)
Change in underfunded status of other postretirement benefit plans	—	—	112	—	—	112
Total comprehensive income (b)						299,434
Stock-based compensation, including the net issuance of 389,627 common shares under compensation plans	—	5,533	—	—	—	5,533
Dividends on preferred stock	—	—	—	(112)	—	(112)
Dividends on common stock	—	—	—	(5,663)	—	(5,663)
Receipts related to noncontrolling interest	—	—	—	—	23	23
Balance at September 30, 2010	$3,000	$122,932	$116,453	$928,042	$65	$1,170,492

Balance at January 1, 2011	$3,000	$125,687	$39,895	$977,740	$92	$1,146,414
Comprehensive income:
Net income - nine months ended September 30, 2011	—	—	—	91,605	(21)	91,584
Change in net unrealized investment gains/losses	—	—	166,647	—	—	166,647
Non-credit impairment losses	—	—	(5,998)	—	—	(5,998)
Change in underfunded status of other postretirement benefit plans	—	—	(5)	—	—	(5)
Total comprehensive income (b)						252,228
Stock-based compensation, including the net issuance of 295,676 common shares under compensation plans	—	9,739	—	—	—	9,739
Dividends on preferred stock	—	—	—	(112)	—	(112)
Dividends on common stock	—	—	—	(5,725)	—	(5,725)
Receipts related to noncontrolling interest	—	—	—	—	17	17
Balance at September 30, 2011	$3,000	$135,426	$200,539	$1,063,508	$88	$1,402,561

(a)    All activity for the periods shown relates to Class A Common Stock.
(b)    Detail of comprehensive income for the three and nine-month periods is shown below:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Total comprehensive income	$122,701	$96,269	$252,228	$299,434
Comprehensive income attributable to FBL Financial Group, Inc.	122,702	96,295	252,249	299,513

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Nine months ended September 30,
	2011	2010
Operating activities
Net income	$91,584	$68,942
Adjustments to reconcile net income to net cash provided by operating activities:
Interest credited/index credits to account balances, excluding deferred sales inducements	353,309	328,507
Charges for mortality, surrenders and administration	(83,748)	(83,833)
Net realized losses on investments	(5,574)	3,101
Change in fair value of derivatives	(50,877)	18,590
Increase in traditional life and accident and health benefit accruals	26,091	31,030
Deferral of policy acquisition costs	(101,107)	(65,862)
Amortization of deferred policy acquisition costs, deferred sales inducements and value of insurance in force	93,354	69,080
Change in reinsurance recoverable	21,838	13,800
Provision for deferred income taxes	(11,225)	207
Other	1,487	(10,367)
Net cash provided by operating activities	335,132	373,195

Investing activities
Sales, maturities or repayments:
Fixed maturity securities - available for sale	924,027	525,210
Equity securities - available for sale	2,505	697
Mortgage loans	62,515	58,992
Derivative instruments	24,293	53,826
Policy loans	29,834	29,091
Securities and indebtedness of related parties	60	1,622
Other long-term investments	—	1,725
Real estate	1,330	—
Acquisitions:
Fixed maturity securities - available for sale	(1,519,463)	(976,968)
Equity securities - available for sale	(4,628)	(14,186)
Mortgage loans	(43,081)	(36,140)
Derivative instruments	(46,779)	(46,611)
Policy loans	(30,974)	(30,400)
Securities and indebtedness of related parties	(14,734)	(493)
Short-term investments, net change	326,385	(35,550)
Disposals of property and equipment, net	(4,637)	(4,161)
Net cash used in investing activities	(293,347)	(473,346)

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Nine months ended September 30,
	2011	2010
Financing activities
Contract holder account deposits	$1,056,849	$991,122
Contract holder account withdrawals	(983,474)	(844,816)
Receipts related to noncontrolling interests, net	17	23
Excess tax deductions on stock-based compensation	379	772
Issuance of common stock	5,828	2,331
Dividends paid	(5,837)	(5,775)
Net cash provided by financing activities	73,762	143,657
Increase in cash and cash equivalents	115,547	43,506
Cash and cash equivalents at beginning of period	4,794	11,690
Cash and cash equivalents at end of period	$120,341	$55,196

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$17,366	$18,644
Income taxes	33,722	28,631
Non-cash operating activity:
Deferral of sales inducements	38,959	16,003
Non-cash financing activity:
Refinancing of debt payable to affiliates	100,000	—

See accompanying notes.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2011

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

Operating results for the three and nine-month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. We encourage you to refer to our consolidated financial statements and notes for the year ended December 31, 2010 included in our Annual Report on Form 10-K for a complete description of our material accounting policies. Also included in the Form 10-K is a description of areas of judgments and estimates and other information necessary to understand our financial position and results of operations.

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

Effective January 1, 2011, we adopted guidance issued by the FASB which modified the goodwill impairment test. This guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity would be required to perform Step 2 of the test if qualitative factors indicate that it is more likely than not that goodwill impairment exists. In September 2011, FASB issued further guidance related to the goodwill impairment test. This additional guidance provides for an assessment of qualitative factors to determine if it is more likely than not that a goodwill impairment exists and the two-step impairment test is required. This additional guidance eliminates the option to carry forward our fair value calculation from a previous period and provides examples of events and circumstances that an entity with a reporting unit with a zero or negative carrying amount should evaluate in determining whether to perform Step 2 of the impairment test. We adopted this additional guidance upon issuance, which had no impact on our consolidated financial statements.

Effective July 1, 2011, we adopted guidance issued by the FASB related to the determination of whether a mortgage loan modification is a troubled debt restructuring. Under this guidance, if a restructuring constitutes a concession and the debtor is experiencing financial difficulties, a troubled debt restructuring has occurred. This guidance required retrospective application to any restructuring activities occurring since January 1, 2011. The adoption of this guidance had no impact on our consolidated financial statements.

Future Adoption of Recent Accounting Pronouncements

In September 2011, FASB issued disclosure guidance related to multiemployer pension plans. This guidance will be effective for the year ending December 31, 2011 and requires us to disclose certain information about our multiemployer plans. Other than additional disclosures, the adoption of this guidance is not expected to have any impact on our consolidated financial statements.

In June 2011, the FASB issued guidance related to the presentation of comprehensive income. This guidance requires us to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate

September 30, 2011

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

In May 2011, the FASB issued guidance related to fair value measurement and disclosure, which substantially converged GAAP with International Financial Reporting Standards. This guidance is largely consistent with existing fair value measurement principles in GAAP; however, disclosure requirements have been expanded. This guidance will be effective January 1, 2012. Other than additional disclosures, the adoption of this guidance is not expected to have any impact on our consolidated financial statements.

In September 2010, the FASB issued guidance related to accounting for costs associated with acquiring or renewing insurance contracts. This guidance defines allowable deferred acquisition costs as the incremental direct cost of contract acquisition and certain costs related directly to underwriting, policy issuance and processing. This guidance also allows for the deferral of advertising costs if 1) the primary purpose of the advertising is to solicit to customers who could be shown to have responded specifically to the advertising, and 2) the direct-response advertising results in probable future benefits. This guidance will be effective on January 1, 2012, with early adoption permitted. The guidance provides companies the option of adopting either prospectively or retrospectively. We plan to retrospectively adopt this guidance on January 1, 2012. We have conducted a preliminary analysis through September 30, 2011 to estimate the potential impact to our consolidated financial statements upon adoption during 2012. Through that analysis we have developed ranges of the expected decrease in the level of deferred policy acquisition costs held by our insurance company subsidiaries. Based on our analysis we would expect the following impact on the deferred acquisition costs reported in our consolidated balance sheet:

	Deferred Policy Acquisition Costs as of September 30, 2011	Expected % Decrease Upon Adoption
	(Dollars in Thousands)
Farm Bureau Life Insurance Company	$336,492	29% to 33%
EquiTrust Life Insurance Company	276,772	4% to 8%
FBL Financial Group, Inc.	$613,264	17% to 21%

The Company's net income since the beginning of 2010 is expected to be reduced by $1.1 million to $1.4 million per quarter upon retrospective adoption of the new guidance. The reduction to net income attributable to Farm Bureau Life is expected to be $0.8 million to $1.0 million per quarter. These amounts are estimates and the actual impact to future net income could vary materially based on future sales volumes and the emergence of profits from the underlying business.
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

September 30, 2011

2. Investment Operations

Fixed Maturity and Equity Securities

Available-For-Sale Fixed Maturity and Equity Securities by Investment Category

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
	(Dollars in thousands)
Fixed maturity securities:
Corporate (2)	$5,594,690	$543,567	$(106,023)	$6,032,234
Residential mortgage-backed	1,976,106	107,700	(29,502)	2,054,304
Commercial mortgage-backed	1,115,379	99,484	(48,062)	1,166,801
Other asset-backed	603,020	5,974	(49,901)	559,093
Collateralized debt obligation	1,372	—	—	1,372
United States Government and agencies	123,184	39,090	—	162,274
State, municipal and other governments	2,088,012	172,255	(17,834)	2,242,433
Total fixed maturity securities	$11,501,763	$968,070	$(251,322)	$12,218,511

Equity securities:
Non-redeemable preferred stocks	$40,649	$1,304	$(1,085)	$40,868
Common stocks	39,159	277	—	39,436
Total equity securities	$79,808	$1,581	$(1,085)	$80,304

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
	(Dollars in thousands)
Fixed maturity securities:
Corporate (2)	$5,216,022	$347,490	$(94,313)	$5,469,199
Residential mortgage-backed	1,961,458	57,313	(49,533)	1,969,238
Commercial mortgage-backed (3)	1,034,478	54,158	(57,574)	1,031,062
Other asset-backed	535,844	5,178	(60,553)	480,469
Collateralized debt obligations	2,745	—	—	2,745
United States Government and agencies	127,251	7,059	(225)	134,085
State, municipal and other governments (3)	2,096,532	21,121	(75,927)	2,041,726
Total fixed maturity securities	$10,974,330	$492,319	$(338,125)	$11,128,524

Equity securities:
Non-redeemable preferred stocks	$40,649	$2,403	$(2,031)	$41,021
Common stocks	37,040	595	—	37,635
Total equity securities	$77,689	$2,998	$(2,031)	$78,656

(1)
Gross unrealized losses include non-credit losses on other-than-temporarily impaired corporate securities totaling $15.4 million at September 30, 2011 and $20.5 million at December 31, 2010, other asset-backed securities totaling $27.2 million at September 30, 2011 and $33.4 million at December 31, 2010, and residential mortgage-backed securities totaling $8.3 million at September 30, 2011 and $12.4 million at December 31, 2010.

(2)
Corporate securities include certain hybrid preferred securities with a carrying value of $211.5 million at September 30, 2011 and $239.8 million at December 31, 2010. Corporate securities also include redeemable preferred stock with a carrying value of $5.6 million at September 30, 2011 and $5.2 million at December 31, 2010.

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

September 30, 2011

Short-term investments have been excluded from the above schedules as amortized cost approximates fair value for these securities.

Available-For-Sale Fixed Maturity Securities by Maturity Date

	September 30, 2011
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due in one year or less	$223,117	$226,895
Due after one year through five years	1,359,296	1,438,352
Due after five years through ten years	2,349,116	2,577,221
Due after ten years	3,875,729	4,195,845
	7,807,258	8,438,313
Mortgage-backed and other asset-backed	3,694,505	3,780,198
Total fixed maturity securities	$11,501,763	$12,218,511

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Fixed maturity securities not due at a single maturity date have been included in the above table in the year of final contractual maturity.

Net Unrealized Gains (Losses) on Investments in Accumulated Other Comprehensive Income

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Unrealized appreciation (depreciation) on:
Fixed maturity securities	$716,748	$154,194
Equity securities	496	967
Interest rate swaps	—	(121)
	717,244	155,040
Adjustments for assumed changes in amortization pattern of:
Deferred policy acquisition costs	(318,808)	(90,704)
Deferred sales inducements	(86,031)	1,297
Value of insurance in force acquired	(12,644)	(5,697)
Unearned revenue reserve	8,617	1,283
Provision for deferred income taxes	(107,927)	(21,414)
	200,451	39,805
Proportionate share of net unrealized investment losses of equity investees	(11)	(14)
Net unrealized investment gains	$200,440	$39,791

The changes in net unrealized investment gains and losses are recorded net of deferred income taxes and other adjustments for assumed changes in the amortization pattern of deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and unearned revenue reserve totaling $401.6 million for the nine months ended September 30, 2011 and $715.0 million for the nine months ended September 30, 2010. Subsequent changes in fair value of securities for which a previous non-credit other-than-temporary impairment loss was recognized in other comprehensive income are reported along with changes in fair value for which no other-than-temporary impairment losses were previously recognized.

September 30, 2011

Fixed Maturity and Equity Securities with Unrealized Losses by Length of Time

	September 30, 2011
	Less than one year		One year or more		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Fixed maturity securities:
Corporate	$504,426	$(30,250)	$269,172	$(75,773)	$773,598	$(106,023)
Residential mortgage-backed	36,782	(1,198)	143,515	(28,304)	180,297	(29,502)
Commercial mortgage-backed	143,336	(18,280)	184,571	(29,782)	327,907	(48,062)
Other asset-backed	135,135	(5,160)	102,450	(44,741)	237,585	(49,901)
State, municipal and other governments	20,134	(278)	183,076	(17,556)	203,210	(17,834)
Total fixed maturity securities	$839,813	$(55,166)	$882,784	$(196,156)	$1,722,597	$(251,322)

Equity securities:
Non-redeemable preferred stocks	$2,788	$(212)	$11,127	$(873)	$13,915	$(1,085)
Total equities securities	$2,788	$(212)	$11,127	$(873)	$13,915	$(1,085)

	December 31, 2010
	Less than one year		One year or more		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Fixed maturity securities:
Corporate	$404,154	$(15,847)	$607,032	$(78,466)	$1,011,186	$(94,313)
Residential mortgage-backed	70,706	(793)	395,140	(48,740)	465,846	(49,533)
Commercial mortgage-backed	31,012	(379)	324,170	(57,195)	355,182	(57,574)
Other asset-backed	90,806	(529)	100,358	(60,024)	191,164	(60,553)
Unites States Government and agencies	40,787	(225)	—	—	40,787	(225)
State, municipal and other governments	808,147	(25,364)	328,678	(50,563)	1,136,825	(75,927)
Total fixed maturity securities	$1,445,612	$(43,137)	$1,755,378	$(294,988)	$3,200,990	$(338,125)

Equity securities:
Non-redeemable preferred stocks	$—	$—	$17,969	$(2,031)	$17,969	$(2,031)
Total equity securities	$—	$—	$17,969	$(2,031)	$17,969	$(2,031)

Included in the above tables are 379 securities from 291 issuers at September 30, 2011 and 625 securities from 478 issuers at December 31, 2010. The unrealized losses in fixed maturity securities are primarily due to wider spreads between the risk-free and corporate and other bond yields relative to the spreads when the securities were purchased. Because we do not intend to sell or believe we will be required to sell these fixed maturity investments before their anticipated recovery of amortized cost, we do not consider these investments to be other-than-temporarily impaired at September 30, 2011. The following summarizes the more significant unrealized losses of fixed maturity investments by investment category as of September 30, 2011.

Corporate securities: The unrealized losses on corporate securities represent 42.2% of our total unrealized losses. The largest losses remain in the finance sector ($434.9 million carrying value and $69.9 million unrealized loss). The largest unrealized losses in the finance sector were in the banking ($230.6 million carrying value and $57.6 million unrealized loss) and the real estate investment trust ($77.7 million carrying value and $3.6 million unrealized loss) sub-sectors. The unrealized losses across the finance sector are primarily attributable to a general widening in spread levels relative to the spreads at which we acquired the securities. Unrealized losses in European financial institutions account for 41.3% of the finance sector total unrealized losses. Spreads have widened for such bonds given concerns about exposure to Greece and other weak sovereigns. Domestically, finance sector spreads remain historically wide in comparison to the other sectors, also contributing to the proportionately larger amount of unrealized losses for this sector.

The other corporate sectors containing our largest unrealized losses are basic industrial ($55.2 million carrying value and $12.0

September 30, 2011

million unrealized loss), capital goods ($42.2 million carrying value and $7.8 million unrealized loss) and utilities ($56.8 million carrying value and $6.8 million unrealized loss). The unrealized losses in these sectors are due to spread widening among several issuers that continue to experience a challenging operating environment, as well as a general increase in overall market yields for other issuers in these sectors.

Residential mortgage-backed securities: The unrealized losses on residential mortgage-backed securities represent 11.7% of our total unrealized losses, and were caused primarily by continued uncertainty regarding mortgage defaults on Alt-A loans. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on mortgages and other assets backing the securities.

Commercial mortgage-backed securities: The unrealized losses on commercial mortgage-backed securities represent 19.1% of our total unrealized losses and are comprised of commercial mortgage bonds (14.5% of our total unrealized losses) and military housing issues (4.6% of our total unrealized losses). The unrealized losses on the commercial mortgage bonds were caused primarily by spread widening and industry concerns regarding the potential for future commercial mortgage defaults. There were also concerns regarding current and future downgrades by the three major rating agencies for tranches below the super senior AAA level. The contractual cash flows of these investments are based on mortgages backing the securities. The unrealized losses on military housing bonds were mainly attributed to a limited number of investors and negative publicity regarding this sector. The military housing bonds are also impacted by lack of printed underlying ratings on insured bonds.

Other asset-backed securities: The unrealized losses on other asset-backed securities represent 19.9% of our total unrealized losses, and were caused primarily by concerns regarding defaults on subprime mortgages and home equity loans. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on mortgages and other assets backing the securities.

State, municipal and other governments: The unrealized losses on state, municipal and other governments represent 7.1% of our total unrealized losses, and were primarily caused by general spread widening, the lack of printed underlying ratings on insured bonds and the market's uncertainty around the recent recession's impact on municipalities' income. The decline in fair value is primarily attributable to increased spreads and market concerns regarding the sector, in general, rather than the financial strength of specific issuers.

Equity securities: We had $1.1 million of gross unrealized losses on investment grade non-redeemable perpetual preferred securities within the financial sector at September 30, 2011. These securities provide periodic cash flows, contain call features and are similarly rated and priced like long-term callable bonds and are evaluated for other-than-temporary impairment similar to fixed maturity securities. The decline in fair value is primarily attributable to market concerns regarding the sector. With respect to common stock holdings, we consider in our other-than-temporary impairment analysis our intent and ability to hold a particular equity security for a period of time sufficient to allow for the recovery of its value to an amount equal to or greater than cost. Based upon this evaluation, it was determined that we have the ability and intent to hold these investments until a recovery of fair value.

Excluding mortgage and asset-backed securities, no securities from the same issuer had an aggregate unrealized loss in excess of $12.3 million at September 30, 2011. The $12.3 million unrealized loss is from hybrid Tier 1 capital bonds in the financial sector. With respect to mortgage and asset-backed securities not backed by the United States Government, no securities from the same issuer had an aggregate unrealized loss in excess of $18.5 million at September 30, 2011. The $18.5 million unrealized loss from one issuer relates to three different securities that are backed by different pools of Alt-A residential mortgage loans. All three of the securities are rated non-investment grade and the largest unrealized loss totaled $8.0 million.

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

September 30, 2011

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

After an other-than-temporary write down of all equity securities and any fixed maturity securities with a credit-only impairment, the cost basis is generally not adjusted for subsequent recoveries in fair value. For fixed maturity securities for which we can reasonably estimate future cash flows after a write down, the discount or reduced premium recorded, based on the new cost basis, is amortized over the remaining life of the security. Amortization in this instance is computed using the prospective method and the current estimate of the amount and timing of future cash flows.

Credit Loss Component of Other-Than-Temporary Impairments on Fixed Maturity Securities

The following table sets forth the amount of credit loss impairments on fixed maturity securities we held as of the dates indicated for which a portion of the other-than-temporary impairment was recognized in other comprehensive income and corresponding changes in such amounts.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Balance at beginning of period	$(55,827)	$(75,500)	$(54,710)	$(72,388)
Increases for which an impairment was not previously recognized	(541)	—	(541)	(12,329)
Increases to previously impaired investments	(929)	(1,165)	(5,316)	(2,539)
Reductions for credit losses previously recognized due to inability to hold investments	—	—	2,864
Reductions due to investments sold	141	452	547	11,043
Balance at end of period	$(57,156)	$(76,213)	$(57,156)	$(76,213)

In addition to the other-than-temporary impairment losses recognized above, we also incurred other-than-temporary impairment losses on fixed maturity securities not previously impaired, which based on declines in credit quality or other circumstances changed our intent to retain the securities. There were no such other-than-temporary impairment losses for the three-month period and $11.9 million for the nine-month period ended September 30, 2011 and none for the three-month period and $0.1 million for the nine-month period ended September 30, 2010 were recognized on these securities.

September 30, 2011

Realized Gains (Losses) - Recorded in Income

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Realized gains (losses) on sales of investments
Fixed maturity securities - available for sale:
Gross gains	$13,181	$6,526	$26,431	$13,749
Gross losses	(48)	—	(2,048)	(70)
Equity securities	(5)	—	(5)	—
Real estate	(22)	—	(22)	(260)
Securities and indebtedness of related parties	1	6	12	29
Net impairment loss recognized in earnings	(1,522)	(1,433)	(18,794)	(16,549)
Realized gains (losses) on investments recorded in income	$11,585	$5,099	$5,574	$(3,101)

Proceeds from sales of fixed maturity securities available for sale for the three-month periods ended September 30 totaled $173.9 million in 2011 and $104.6 million in 2010, and for the nine-month periods totaled $363.2 million in 2011 and $220.2 million in 2010.

Realized losses on sales were on securities that we did not intend to sell at the prior balance sheet date or on securities that were impaired at the prior quarter end, but decreased in value during the quarter. Realized gains and losses on sales of investments are determined on the basis of specific identification.

Mortgage Loans

Our mortgage loan portfolio consists principally of commercial mortgage loans that we have originated. Our lending policies require that the loans be collateralized by the value of the related property, establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. We ensure an initial loan-to-value ratio that provides sufficient excess collateral to absorb losses should we be required to foreclose and take possession of the collateral. In order to identify impairment losses timely, management maintains and reviews a watch list of mortgage loans that have heightened risk. These loans may include those with: borrowers delinquent on contractual payments, borrowers experiencing financial difficulty, increases in rental real estate vacancies and significant declines in collateral value. We evaluate each of our mortgage loans individually and establish an allowance as needed for possible losses against our mortgage loan portfolio. An allowance is needed for loans in which we do not believe we will collect all amounts due according to the contractual terms of the respective loan agreements or a loan modification which has been classified as a troubled debt restructuring.

Any loans delinquent on contractual payments are considered non-performing. Non-performing loans totaled $27.6 million at September 30, 2011 and $16.8 million at December 31, 2010. At September 30, 2011, there was one non-performing loan less than 90 days past due on contractual payments with a carrying value of $8.7 million and three non-performing loans over 90 days past due on contractual payments with a carrying value of $18.9 million. At December 31, 2010, there was one non-performing loan less than 90 days past due on contractual payments with a carrying value of $14.9 million and one non-performing loan over 90 days past due on contractual payments with a carrying value of $1.9 million. We discontinued the accrual of interest on two loans totaling $4.0 million at September 30, 2011 and one loan totaling $1.9 million at December 31, 2010. We continued to accrue for the other non-performing loans as we believe that we will collect all of the amounts due.

September 30, 2011

Mortgage Loans by Collateral Type

	September 30, 2011		December 31, 2010
Collateral Type	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
Retail	$428,392	34.7%	$441,181	35.2%
Office	399,243	32.3	395,648	31.5
Industrial	370,299	30.0	384,481	30.6
Other	36,983	3.0	33,127	2.7
Total	$1,234,917	100.0%	$1,254,437	100.0%

Mortgage Loans by Geographic Location within the United States

	September 30, 2011		December 31, 2010
Region of the United States	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
South Atlantic	$345,158	27.9%	$344,580	27.5%
Pacific	225,001	18.2	238,516	19.0
East North Central	222,494	18.0	235,179	18.7
West North Central	150,779	12.2	156,797	12.5
Mountain	109,692	8.9	103,290	8.2
West South Central	63,677	5.2	61,064	4.9
Other	118,116	9.6	115,011	9.2
Total	$1,234,917	100.0%	$1,254,437	100.0%

Mortgage Loans by Loan-to-Value Ratio (1)

	September 30, 2011		December 31, 2010
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
0% - 50%	$402,979	32.6%	$383,513	30.6%
51% - 60%	325,853	26.4	316,625	25.2
61% - 70%	388,987	31.5	422,042	33.6
71% - 80%	98,973	8.0	117,573	9.4
81% - 90%	18,125	1.5	14,684	1.2
Total	$1,234,917	100.0%	$1,254,437	100.0%

(1)
Loan-to-value ratio using most recent appraised value. Appraisals are updated periodically including when there is indication of a possible significant collateral decline or loan modification and refinance requests.

Mortgage Loans by Year of Origination

	September 30, 2011		December 31, 2010
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
2011	$42,744	3.5%	$—	—%
2010	33,162	2.7	39,843	3.2
2008	193,442	15.7	197,106	15.7
2007	264,478	21.4	271,506	21.6
2006 and prior	701,091	56.7	745,982	59.5
Total	$1,234,917	100.0%	$1,254,437	100.0%

September 30, 2011

Impaired Mortgage Loans

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Unpaid principal balance	$8,753	$8,060
Related allowance	(1,811)	(1,759)
Recorded investment	$6,942	$6,301

Allowance on Mortgage Loans
	Nine months ended September 30,
	2011	2010
	(Dollars in thousands)
Balance at beginning of period	$1,759	$725
Allowances established	52	1,295
Charge offs	—	(325)
Balance at end of period	$1,811	$1,695

Variable Interest Entities

When evaluating our variable interest entities (VIE) investments, we consider our contractual rights or obligations to the entity, and our ability to direct its operations to determine whether we are the primary beneficiary of the VIE, and accordingly required to consolidate the entity. We determined we were not the primary beneficiary of any of the VIEs in which we had an ownership interest during 2011 or 2010. Our investment in VIEs and exposure to loss is summarized below.

	September 30, 2011		December 31, 2010
	Carrying Value	Maximum Exposure to Loss	Carrying Value	Maximum Exposure to Loss
	(Dollars in thousands)
Commercial real estate project	$809	$809	$2,000	$2,000
Real estate limited partnerships	18,073	18,073	16,900	16,900
Total	$18,882	$18,882	$18,900	$18,900

We may make commitments to fund partnership investments in the normal course of business. Excluding these commitments, we did not provide financial or other support to investees designated as VIEs during 2011 or 2010.

Other

At September 30, 2011, we had committed to provide additional funding for mortgage loans on real estate totaling $1.8 million. These commitments arose in the normal course of business at terms that are comparable to similar investments.

At September 30, 2011, we had committed to provide additional funds for investments in limited partnerships totaling $53.4 million.

3. Derivative Instruments

We write index annuities directly and assume index annuity business under a coinsurance agreement. Index annuities guarantee the return of principal to the contract holder and credit amounts based on a percentage of the gain in a specified market index. Most of the premium received from the contract holder is invested in investment grade fixed income securities, while a portion of the premium received is used to purchase derivatives consisting of one-year or two-year call options on the applicable market indices to fund the index credits due to the index annuity contract holders. On the respective anniversary dates of the index annuity contracts, the market index used to compute the index credits is reset and new call options are purchased to fund the next index credit. Although the call options are designed to be effective hedges from an economic standpoint, they do not meet the requirements for hedge accounting treatment under GAAP. Therefore, the change in fair value of the options is recognized in earnings in the period of change. The cost of the options can be managed through the terms of the index annuities, which permit changes to participation rates, asset fees and/or caps, subject to guaranteed minimums. Call options relating to our direct business are recorded net of collateral received for counterparty credit risk. Our share of call options

September 30, 2011

assumed is recorded as an embedded derivative in reinsurance recoverable.

At September 30, 2011, we had master netting agreements with counterparties covering cash collateral payable totaling $21.9 million. We had no cash collateral receivable at September 30, 2011. At December 31, 2010, we had master netting agreements with counterparties covering cash collateral payable totaling $97.0 million and cash collateral receivable totaling $1.3 million. Any excess collateral that remains after netting these amounts with derivative assets and liabilities is included in other assets or other liabilities on our consolidated balance sheets. We did not have any excess collateral or off-balance sheet collateral at September 30, 2011 or December 31, 2010.

The reserve for index annuity contracts includes a series of embedded derivatives that represent the contract holder's right to participate in index returns over the expected lives of the applicable contracts. The reserve includes the value of the embedded forward options despite the fact that call options are not purchased for a period longer than the period of time to the next index reset date. The change in the value of this embedded derivative is reported on a separate line in the consolidated statements of operations.

We have modified coinsurance agreements where interest on funds withheld is determined by reference to a pool of fixed maturity securities. These arrangements contain embedded derivatives requiring bifurcation. Embedded derivatives in these contracts are recorded at fair value at each balance sheet date and changes in the fair values of the derivatives are recorded in derivative income (loss).

We own a collateralized debt obligation that contains an embedded credit derivative. The change in market value of the security is being recognized in derivative income (loss) since adoption of new accounting guidance effective July 1, 2010. Prior to adoption, the change in market value was recorded as a component of accumulated other comprehensive income (loss), and the unrealized loss of $4.7 million was reclassified to retained earnings on July 1, 2010.

We entered into an interest rate swap with a notional amount of $50.0 million to manage interest rate risk associated with a portion of our flexible premium deferred annuity contracts, which matured on June 1, 2011. This interest rate swap effectively fixed the interest crediting rate on a portion of our flexible premium deferred annuity contract liabilities, thereby hedging our exposure to increases in market interest rates, but was not accounted for as an effective hedge as the only permitted benchmarks for cash flow hedges are the risk-free rate and rates based on the London Interbank Offered Rate (LIBOR) swap curve. We also entered into an interest rate swap with a notional amount of $46.0 million to hedge the variable component of the interest rate on a line of credit borrowing that expired on October 7, 2010. The terms of these instruments provided that we pay a fixed rate of interest and receive a floating rate of interest based on a monthly LIBOR.

No derivative instruments were designated as hedges at September 30, 2011 or December 31, 2010.

Fair Values of Derivatives

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Call options, net of collateral received - direct	$29,791	$40,729
Call options - assumed	9,969	25,069
Index product embedded derivative	(505,256)	(567,223)
Modified coinsurance embedded derivatives - net	3,383	2,635
Collateralized debt obligation	1,372	2,745
Interest rate swap	—	(1,088)

September 30, 2011

Detail of Derivative Income (Loss) and Change in Value of Index Product Embedded Derivatives

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Call options - proceeds and change in fair value	$(71,829)	$38,961	$(37,055)	$7,428
Modified coinsurance contracts - change in fair value	804	1,051	748	1,160
Collateralized debt obligation - change in fair value	(2,633)	(23)	(1,373)	(23)
Interest rate swaps - settlements and change in fair value	—	(163)	(131)	(688)
Total derivative income (loss)	$(73,658)	$39,826	$(37,811)	$7,877

Change in value of index product embedded derivatives	$(88,390)	$56,598	$(86,725)	$24,052

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

September 30, 2011

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

Liabilities related to separate accounts: Fair values are based on cash surrender value, the cost we would incur to extinguish the liability.

Fair Values and Carrying Values

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities - available for sale	$12,218,511	$12,218,511	$11,128,524	$11,128,524
Equity securities - available for sale	80,304	80,304	78,656	78,656
Mortgage loans	1,234,917	1,309,471	1,254,437	1,301,340
Derivative instruments	29,791	29,791	40,729	40,729
Policy loans	171,481	228,310	170,341	209,912
Cash and short-term investments	177,325	177,325	388,163	388,163
Reinsurance recoverable	13,419	13,419	27,788	27,788
Assets held in separate accounts	638,904	638,904	753,050	753,050

Liabilities
Future policy benefits	$10,136,208	$9,716,677	$9,882,400	$9,070,167
Supplemental contracts without life contingencies	499,940	461,244	506,167	457,350
Advance premiums and other deposits	199,139	199,139	178,575	178,575
Short-term debt	—	—	100,000	104,070
Long-term debt	371,167	326,596	271,168	222,375
Other liabilities	67	67	1,172	1,172
Liabilities related to separate accounts	638,904	625,574	753,050	735,678

Assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories.

Level 1 - Quoted prices are available in active markets for identical financial instruments as of the reporting date. The types of financial instruments included in Level 1 are listed equities, mutual funds, money market funds, non-interest bearing cash and

September 30, 2011

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

September 30, 2011

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels

	September 30, 2011
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Corporate securities	$—	$5,869,588	$162,646	$6,032,234
Residential mortgage-backed securities	—	2,030,668	23,636	2,054,304
Commercial mortgage-backed securities	—	1,090,462	76,339	1,166,801
Other asset-backed securities	—	446,862	112,231	559,093
Collateralized debt obligation	—	—	1,372	1,372
United States Government and agencies	103,378	42,863	16,033	162,274
State, municipal and other governments	—	2,226,259	16,174	2,242,433
Non-redeemable preferred stocks	—	23,313	17,555	40,868
Common stocks	2,858	36,578	—	39,436
Derivative instruments	—	29,791	—	29,791
Cash and short-term investments	177,325	—	—	177,325
Reinsurance recoverable	—	13,419	—	13,419
Assets held in separate accounts	638,904	—	—	638,904
Total assets	$922,465	$11,809,803	$425,986	$13,158,254

Liabilities
Future policy benefits - index annuity embedded derivatives	$—	$—	$505,256	$505,256
Other liabilities	—	67	—	67
Total liabilities	$—	$67	$505,256	$505,323

September 30, 2011

	December 31, 2010
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Corporate securities	$—	$5,283,133	$186,066	$5,469,199
Residential mortgage-backed securities	—	1,938,537	30,701	1,969,238
Commercial mortgage-backed securities	—	935,145	95,917	1,031,062
Other asset-backed securities	—	395,081	85,388	480,469
Collateralized debt obligations	—	—	2,745	2,745
United States Government and agencies	70,588	48,145	15,352	134,085
State, municipal and other governments	—	2,020,898	20,828	2,041,726
Non-redeemable preferred stocks	—	28,710	12,311	41,021
Common stocks	3,201	34,434	—	37,635
Derivative instruments	—	40,729	—	40,729
Cash and short-term investments	388,163	—	—	388,163
Reinsurance recoverable	—	27,788	—	27,788
Assets held in separate accounts	753,050	—	—	753,050
Total assets	$1,215,002	$10,752,600	$449,308	$12,416,910

Liabilities
Future policy benefits - index annuity embedded derivatives	$—	$—	$567,223	$567,223
Other liabilities	—	1,172	—	1,172
Total liabilities	$—	$1,172	$567,223	$568,395

Approximately 3.3% of the total fixed maturity securities are included in the Level 3 group at September 30, 2011 and 3.9% at December 31, 2010. The fair value of the assets and liabilities above include the financial instruments' nonperformance risk. Nonperformance risk is the risk that the instrument will not be fulfilled and affects the value at which the instrument could be transferred in an orderly transaction. The nonperformance risk for our assets reported at fair value totaled $0.6 million at September 30, 2011 and $0.3 million at December 31, 2010. Our nonperformance risk decreased the fair value of our reported liabilities $110.5 million at September 30, 2011 and $99.3 million at December 31, 2010.

Level 3 Fixed Maturity Securities on a Recurring Basis by Valuation Source

	September 30, 2011
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$114,037	$48,609	$162,646
Residential mortgage-backed securities	23,636	—	23,636
Commercial mortgage-backed securities	76,339	—	76,339
Other asset-backed securities	112,231	—	112,231
Collateralized debt obligation	1,372	—	1,372
United States Government and agencies	16,033	—	16,033
State, municipal and other governments	16,174	—	16,174
Total	$359,822	$48,609	$408,431
Percent of total	88.1%	11.9%	100.0%

September 30, 2011

	December 31, 2010
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$135,318	$50,748	$186,066
Residential mortgage-backed securities	30,701	—	30,701
Commercial mortgage-backed securities	92,661	3,256	95,917
Other asset-backed securities	85,030	358	85,388
Collateralized debt obligations	2,745	—	2,745
United States Government and agencies	15,352	—	15,352
State, municipal and other governments	15,516	5,312	20,828
Total	$377,323	$59,674	$436,997
Percent of total	86.3%	13.7%	100.0%

Level 3 Financial Instruments Changes in Fair Value Recurring Basis - Assets

	September 30, 2011
				Realized and unrealized gains (losses), net
	Balance, December 31, 2010	Purchases	Disposals	Included in net income (1)	Included in other compre-hensive income	Net transfers in (out) of Level 3 (2)	Amort-ization included in net income	Balance, September 30, 2011
	(Dollars in thousands)
Corporate securities	$186,066	$14,958	$(8,343)	$(4,000)	$66	$(26,084)	$(17)	$162,646
Residential mortgage-backed securities	30,701	—	(6,847)	—	(92)	—	(126)	23,636
Commercial mortgage-backed securities	95,917	6,847	(404)	—	7,336	(33,143)	(214)	76,339
Other asset-backed securities	85,388	81,443	(17,249)	(529)	(2,779)	(34,547)	504	112,231
Collateralized debt obligation	2,745	—	—	(1,373)	—	—	—	1,372
United States Government and agencies	15,352	—	—	—	673	—	8	16,033
State, municipal and other governments	20,828	—	(69)	—	722	(5,312)	5	16,174
Non-redeemable preferred stocks	12,311	—	—	—	104	5,140	—	17,555
Total	$449,308	$103,248	$(32,912)	$(5,902)	$6,030	$(93,946)	$160	$425,986

September 30, 2011

Level 3 Financial Instruments Changes in Fair Value Recurring Basis - Assets

	September 30, 2010
				Realized and unrealized gains (losses), net
	Balance, December 31, 2009	Purchases	Disposals	Included in net income (1)	Included in other compre-hensive income	Net transfers in (out) of Level 3 (3)	Amort-ization included in net income	Balance, September 30, 2010
	(Dollars in thousands)
Corporate securities	$188,480	$14,436	$(11,858)	$760	$15,081	$(4,182)	$125	$202,842
Residential mortgage-backed securities	—	31,974	—	—	198	—	(42)	32,130
Commercial mortgage-backed securities	126,115	—	(1,339)	(120)	18,801	(9,500)	(484)	133,473
Other asset-backed securities	22,948	47,781	(790)	(5,019)	8,125	(4,322)	(174)	68,549
Collateralized debt obligation	12,892	—	(9,440)	(415)	—	—	—	3,037
United States Government and agencies	14,683	—	—	—	1,604	—	8	16,295
State, municipal and other governments	16,079	21,661	(68)	—	377	—	5	38,054
Non-redeemable preferred stocks	7,399	—	—	—	666	5,322	—	13,387
Other long-term investments	1,882	—	(1,725)	—	—	—	(18)	139
Total	$390,478	$115,852	$(25,220)	$(4,794)	$44,852	$(12,682)	$(580)	$507,906

(1)
The change in unrealized gains (losses) included in net income relating to positions still held on collateral debt obligations was ($1.4) million for the nine-month period ended September 30, 2011. There were no unrealized gains (losses) included in net income relating to positions held on collateral debt obligations for the 2010 period.

(2)
Included in the net transfers in (out) line is $132.4 million of securities that were priced using a broker only quote at December 31, 2010 that were transferred to a pricing service that uses observable market data in the prices and $38.5 million that were transferred into Level 3 that did not have enough observable data to include in Level 2 at September 30, 2011.

(3)
Included in the net transfers in (out) line is $38.0 million of securities that were priced using a broker only quote at December 31, 2009 that were transferred to a pricing service that uses observable market data in the prices at September 30, 2010 and $25.3 million that were transferred into Level 3 that did not have enough observable data to include in Level 2 at September 30, 2010.

Level 3 Financial Instruments Changes in Fair Value Recurring Basis - Future Policy Benefits

	Nine months ended September 30,
	2011	2010
	(Dollars in thousands)
Index Product Embedded Derivatives:
Balance, beginning of period	$567,223	$538,342
Premiums inflows	64,132	80,236
Benefit outflows	(63,508)	(106,950)
Impact of unrealized gains (losses), net	(62,591)	84,635
Balance, end of period	$505,256	$559,988

Change in unrealized gains/losses on embedded derivatives held at end of period (1)	$(62,591)	$84,635

(1)	Excludes host accretion and the timing of posting index credits, which are included with the change in value of index product embedded derivatives in the consolidated statements of operations.

Level 3 Financial Instruments Fair Valued on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis. During the nine months ended September 30, 2010, certain mortgage loans had been impaired or written down to a fair value totaling $1.9 million which resulted in an impairment of $1.3

September 30, 2011

million recorded in net realized capital gains (losses). These collateral dependent mortgage loans are a Level 3 fair value measurement, as fair value is based on the fair value of the underlying real estate collateral, which is estimated using appraised values that involve significant unobservable inputs. There were no mortgage loans impaired to fair value during the nine months ended September 30, 2011.

Real estate was impaired or written down during the periods to a fair value totaling $8.6 million at September 30, 2011 and $1.1 million at September 30, 2010. This resulted in an impairment of $1.0 million at September 30, 2011 and less than $0.1 million at September 30 2010 recorded in net realized capital gains (losses). These are a Level 3 fair value measurement, as the fair value of real estate is estimated using appraised values that involve significant unobservable inputs.

5. Defined Benefit Plan

We participate with several affiliates and an unaffiliated organization in various multiemployer defined benefit plans. Our share of net periodic pension cost for the plans recorded as expense in our consolidated statements of operations for the third quarter totaled $1.7 million for 2011 and $1.5 million for 2010, and for the nine months ended September 30 totaled $5.1 million for 2011 and $4.5 million for 2010.

Components of Net Periodic Pension Cost for FBL and Affiliates Combined

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Service cost	$2,049	$1,828	$6,147	$5,484
Interest cost	3,459	3,558	10,377	10,674
Expected return on assets	(3,461)	(3,166)	(10,383)	(9,498)
Amortization of prior service cost	375	182	1,125	546
Amortization of actuarial loss	1,973	1,741	5,919	5,223
Settlement expense	—	—	—	(148)
Net periodic pension cost	$4,395	$4,143	$13,185	$12,281

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

The first case is Tabares v. EquiTrust Life Insurance Company, filed in Los Angeles Superior Court on May 5, 2008. Tabares is a class action filed on behalf of all California residents who purchased certain deferred index annuities from EquiTrust Life. The complaint asserts a sub-class of California purchasers who were age 60 or older at the time of purchasing those annuities from EquiTrust Life. Plaintiffs sought restitution and injunctive relief on behalf of all class members, compensatory damages for breach of contract, punitive and treble damages for common law fraud, and declaratory relief. Plaintiffs' motion for class certification was heard on June 22, 2010. On August 2, 2010, the trial court issued an Order “Denying in Part and Granting in Part Class Certification.” The Court denied certification on Plaintiffs' core claims for fraud and violation of the consumer

September 30, 2011

protection statute. The Court did grant certification on the claims for breach of contract (breach of the covenant of good faith and fair dealing) and declaratory relief. This certification does not represent a finding on the merits with respect to Plaintiffs' claim, only that it meets the criteria for the establishment of a class. In addition, the Court dismissed the only class representative of “senior” status and ordered the attorneys to confer and draft a suitable notice to be sent to all class members. Following a subsequent hearing on July 6, 2011, the Court confirmed its earlier denial of Plaintiff's motion for reconsideration. Plaintiffs' counsel have proposed several individuals as new representatives for the “senior” sub-class, but it remains to be seen whether the Court will find them suitable.

The second case is Eller v. EquiTrust Life Insurance Company, filed in the United States District Court, District of Arizona, on January 12, 2009. The original first named plaintiff, Mary Eller, was voluntarily dismissed from the case in 2010. A single named plaintiff now remains – Paul Harrington. This purported national class action originally included all persons who purchased EquiTrust Life deferred index annuities, with one sub-class for all persons age 65 and older who purchased an EquiTrust Life index annuity contract with a maturity date beyond the annuitant's actuarial life expectancy; and a 30-state sub-class under various consumer protection and unfair insurance practices statutes. Plaintiff seeks compensatory damages; treble damages; consequential and incidental damages; punitive damages; equitable and injunctive relief including restitution, disgorgement, a constructive trust and an equitable lien; and attorneys' fees. Plaintiff filed his motion for class certification on June 24, 2011, and also filed a motion to amend the complaint. Among other changes, Plaintiff’s proposed amended complaint drops several theories of liability, revises the defined classes and subclasses, reduces the index annuities at issue to four specific products, reduces the number of states included in each class, and drops the claim for conspiracy. Although the Court allowed Plaintiff to narrow his claims in this way, the Court denied Plaintiff’s request to add a new claim for breach of contract/breach of implied covenant of fair dealing. EquiTrust Life filed a motion for summary judgment on September 23, 2011, and filed its opposition to Plaintiff’s class certification motion on October 3, 2011. Further responsive briefing by the parties will be on a staggered basis, to be completed by December 16, 2011.

As discussed in Note 10, "Subsequent Events," all contingent liabilities related to EquiTrust Life will remain with that company upon closing of the pending sale expected to occur on or about December 30, 2011.

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

7. Debt

In the second quarter of 2011, we refinanced our $100.0 million of 9.25% Senior Notes payable to affiliates with $100.0 million of 6.10% Senior Notes payable to the same affiliates. Farm Bureau Property & Casualty Insurance Company (Farm Bureau Property & Casualty) acquired a note for $75.0 million and an investment affiliate of Iowa Farm Bureau Federation, our majority shareholder, acquired a note for $25.0 million. Both notes are due May 3, 2015 and prepayable anytime at par. Interest on the new notes is payable quarterly on March 31, June 30, September 30 and December 31 of each year.

September 30, 2011

See Note 10, "Subsequent Events," for discussion on the expected redemption of $175.0 million of senior notes payable to non-affiliates and $50.0 million of senior notes payable to affiliates in connection with the sale of EquiTrust Life.

8. Earnings per Share

Computation of Earnings Per Common Share
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share data)
Numerator:
Net income attributable to FBL Financial Group, Inc.	$27,566	$28,677	$91,605	$69,021
Dividends on Series B preferred stock	(37)	(37)	(112)	(112)
Numerator for earnings per common share - income available to common stockholders	$27,529	$28,640	$91,493	$68,909

Denominator:
Weighted average shares	30,593,168	30,238,697	30,511,491	30,181,728
Deferred common stock units relating to deferred compensation plans	209,941	189,394	205,897	183,730
Denominator for earnings per common share - weighted average shares	30,803,109	30,428,091	30,717,388	30,365,458
Effect of dilutive securities - stock-based compensation	463,315	269,207	482,585	274,036
Denominator for dilutive earnings per common share - adjusted weighted-average shares	31,266,424	30,697,298	31,199,973	30,639,494

Earnings per common share	$0.89	$0.94	$2.98	$2.27
Earnings per common share - assuming dilution	$0.88	$0.93	$2.93	$2.25

Antidilutive stock options excluded from diluted earnings per share	993,066	1,758,307	1,076,932	2,031,095

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

September 30, 2011

and evaluating performance on a basis comparable to that used by many in the investment community.

Financial Information Concerning our Operating Segments

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Operating revenues:
Traditional Annuity - Exclusive Distribution	$46,240	$42,832	$137,304	$126,013
Traditional Annuity - Independent Distribution	125,300	114,099	376,274	343,523
Traditional and Universal Life Insurance	87,853	83,405	266,985	254,727
Variable	18,005	16,597	53,173	50,735
Corporate and Other	6,883	4,084	19,625	14,048
	284,281	261,017	853,361	789,046
Realized gains (losses) on investments (A)	11,582	5,082	5,581	(3,108)
Change in net unrealized gains/losses on derivatives (A)	(96,620)	31,454	(100,177)	(21,113)
Consolidated revenues	$199,243	$297,553	$758,765	$764,825

Pre-tax operating income (loss):
Traditional Annuity - Exclusive Distribution	$15,688	$15,612	$46,495	$39,320
Traditional Annuity - Independent Distribution	15,406	11,646	49,112	31,203
Traditional and Universal Life Insurance	11,648	12,366	45,167	43,015
Variable	(319)	8,835	6,314	10,222
Corporate and Other	(5,624)	(2,876)	(13,755)	(11,350)
	36,799	45,583	133,333	112,410
Income taxes on operating income	(12,021)	(15,396)	(42,619)	(37,474)
Realized gains/losses on investments (A)	2,673	1,567	1,394	(1,804)
Change in net unrealized gains/losses on derivatives (A)	115	(3,077)	(503)	(4,111)
Consolidated net income attributable to FBL Financial Group, Inc.	$27,566	$28,677	$91,605	$69,021

(A)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and income taxes attributable to these items.

Our investment in equity method investees, the related equity income and interest expense are attributable to the Corporate and Other segment. Expenditures for long-lived assets were not significant during the periods presented above. Goodwill at September 30, 2011 and December 31, 2010 was allocated among the segments as follows: Exclusive Annuity ($3.9 million), Traditional and Universal Life Insurance ($6.1 million) and Corporate ($1.2 million).

Premiums collected, which is not a measure used in financial statements prepared according to GAAP, include premiums received on life insurance policies and deposits on annuities and universal life-type products. Net premiums collected totaled $293.0 million for the three months ended September 30, 2011 and $257.7 million for the 2010 period. Net premiums collected totaled $1,054.3 million for the nine months ended September 30, 2011 and $722.8 million for the 2010 period.

Under GAAP, premiums on whole life and term life policies are recognized as revenues over the premium-paying period and reported in the Traditional and Universal Life Insurance segment. The following chart provides a reconciliation of life insurance premiums collected to those reported in the GAAP financial statements.

September 30, 2011

Reconciliation of Traditional Life Insurance Premiums, Net of Reinsurance

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Traditional and universal life insurance premiums collected	$61,815	$52,689	$187,588	$160,243
Premiums collected on interest sensitive products	(21,236)	(13,481)	(61,464)	(39,478)
Traditional life insurance premiums collected	40,579	39,208	126,124	120,765
Change in due premiums and other	(237)	(487)	(256)	(8)
Traditional life insurance premiums	$40,342	$38,721	$125,868	$120,757

There is no comparable GAAP financial measure for premiums collected on annuities and universal life-type products. GAAP revenues for those interest sensitive, indexed and variable products consist of various policy charges and fees assessed on those contracts, as summarized in the chart below.

Interest Sensitive and Index Product Charges by Segment

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Traditional Annuity - Exclusive Distribution
Administration charges	$4	$4	$15	$15
Surrender charges	178	154	482	418
Total	$182	$158	$497	$433

Traditional Annuity - Independent Distribution
Surrender charges	$3,590	$5,510	$14,678	$18,103

Traditional and Universal Life Insurance
Administration charges	$2,856	$2,029	$8,664	$6,763
Cost of insurance charges	9,613	8,751	28,022	25,876
Surrender charges	209	71	445	430
Amortization of policy initiation fees	278	299	986	923
Total	$12,956	$11,150	$38,117	$33,992

Variable
Administration charges	$1,510	$1,730	$4,824	$5,291
Cost of insurance charges	7,467	7,437	22,387	22,237
Surrender charges	261	415	884	1,286
Separate account charges	2,377	2,090	6,743	6,340
Amortization of policy initiation fees	522	(119)	1,105	1,127
Total	$12,137	$11,553	$35,943	$36,281

Consolidated interest sensitive and index product charges	$28,865	$28,371	$89,235	$88,809

September 30, 2011

10. Subsequent Events

On October 7, 2011, we announced our intention to exit the independent distribution business which represents a majority of EquiTrust Life's operations. As a result, we are in the process of selling EquiTrust Life and intend to undertake certain capital management initiatives.

Sale of EquiTrust Life Insurance Company

With approval from the Board of Directors on October 6, 2011, we entered into a stock purchase agreement (the “Agreement”) with controlled affiliates of Guggenheim Partners, LLC, (Guggenheim) whereby Guggenheim will acquire all of the common stock of our subsidiary, EquiTrust Life, on or about December 30, 2011. This transaction is subject to regulatory approval and other customary closing conditions. The sale price is $440.0 million in cash, plus or minus a purchase price adjustment based on the change in statutory net worth of the business sold during the period from March 31, 2011 to the closing of the transaction (interim period). The preliminary after-tax loss on the sale based on the GAAP book value on the initial valuation date of March 31, 2011, was approximately $69.0 million, or $2.25 per basic and $2.21 per diluted common share. The after-tax loss could change materially based on the difference between the change in GAAP book value during the interim period and the purchase price adjustment noted above. We estimate the one-time transaction costs and termination benefits related to the sale will total approximately $6.0 million after tax.

While EquiTrust Life is being sold in its entirety, Farm Bureau Life will reinsure a limited portion of the EquiTrust Life business related to variable universal life and variable annuity products distributed through various unaffiliated third parties, as well as a small amount of fixed life and annuity products. The business component being sold (herein described as “the EquiTrust Life Business”) encompasses the entire Traditional Annuity - Independent segment and a smaller portion of our Traditional and Universal Life Insurance and Corporate and Other segments.

The Agreement contains customary representations, warranties and covenants of the parties, as well as post-closing indemnification obligations on our ability to solicit EquiTrust Life employees and contract with certain EquiTrust Life producers. The post-closing indemnification obligations may be triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. Certain of these obligations are subject to various time limitations and monetary thresholds and caps. EquiTrust Life will retain all of its contingent liabilities after the sale.

The following tables provide condensed financial information of the EquiTrust Life Business, which is expected to be reported as discontinued operations beginning in the fourth quarter of 2011:

Condensed Balance Sheet Data

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Assets:
Total investments	$7,428,528	$7,216,400
Deferred policy acquisition costs	258,684	357,665
Deferred sales inducements	175,064	248,589
Other assets	172,486	122,804
Assets held in separate accounts	64,530	77,464
Assets of EquiTrust Life Business	$8,099,292	$8,022,922

Liabilities:
Policy liabilities and accruals	$7,377,514	$7,333,327
Other liabilities	53,009	86,443
Liabilities related to separate accounts	64,530	77,464
Liabilities of EquiTrust Life Business	$7,495,053	$7,497,234

September 30, 2011

Condensed Statement of Pre-Tax Net Income
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Revenues	$43,905	$152,080	$287,612	$322,584
Benefits and expenses (1)	23,439	140,414	233,963	294,205
Interest expense allocation (2)	3,328	3,722	10,527	11,166
Equity income, pre-tax	9	668	1,571	2,281
Pre-tax income of EquiTrust Life Business	$17,147	$8,612	$44,693	$19,494

(1) Includes transaction costs incurred by the parent company and reported in the Corporate and Other segment totaling $2.2 million for the three-months ended September 30, 2011 and $4.2 million for the nine-months ended September 30, 2011. Expenses are reduced by approximately $0.9 million in the three-month periods and $2.7 million in the nine-month periods for corporate overhead we estimate will be absorbed by the Company after the sale.

(2) As described below, the sale of EquiTrust Life requires us to redeem a majority of our senior notes, therefore the related interest expense is allocated to the EquiTrust Life Business.

Capital Management Actions

Upon the closing of the EquiTrust Life sale, we plan to redeem, in accordance with mandatory redemption provisions of the underlying notes, a portion of our long-term debt. In addition, we have announced a stock repurchase plan.

Senior Notes Redemption

We plan to redeem $50.0 million of our $100.0 million 6.10% Senior Notes with affiliates due 2015 on the closing date from affiliate Farm Bureau Property & Casualty. Following this redemption, $50.0 million of these Senior Notes will remain, with $25.0 million held by Farm Bureau Property & Casualty and $25.0 million held by an investment affiliate of Iowa Farm Bureau Federation. The note holders have waived the mandatory redemption provision with respect to $50.0 million of these notes that would be triggered by the EquiTrust Life sale.

We also plan to redeem $175.0 million of public debt, comprised of $75.0 million of 5.85% Senior Notes due 2014 and $100.0 million of 5.875% Senior Notes due 2017, in accordance with the terms of the notes. These notes are expected to be redeemed on or about January 30, 2012, at the make-whole redemption price. The estimated make-whole premium to redeem both series of notes based on recent U.S. Treasury yields is approximately $31.7 million, however the actual premium may be materially different as the calculations depend on the applicable U.S. Treasury yields on the third business day before the redemption date.

Stock Repurchase

On October 6, 2011, the Board of Directors also approved a plan to repurchase up to $200.0 million of Class A common stock beginning in November 2011. The repurchase plan authorizes us to make repurchases in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. Completion of the program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares, if any, that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

September 30, 2011

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

Impact of Recent Business Environment

The U.S. economy grew modestly during the third quarter 2011, as consumer and business spending has held up through the recent environment of global economic uncertainty and financial market volatility. Expectations for growth in the near-term will likely remain constrained by these factors. Beyond 2011, economic performance will depend on how U.S. policymakers address domestic debt issues and spending policies and how Eurozone authorities execute their proposed resolution to the region’s debt crisis. While overall economic growth has been moderate, the U.S. agricultural sub-sector of the economy has been strong with high farm commodity prices and real estate values.
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
Weak global economic news and investor aversion to risky assets led to sharp declines in U.S. Treasury yields during the third quarter of 2011. Yields declined with the movement in Treasury securities, but the yield curve remained fairly steep, with low short-term interest rates, making our annuity products competitive relative to bank-issued certificates of deposit. Strong liquidity and favorable corporate profitability continue to support fundamental credit quality, but corporate credit spreads widened to their highest levels for the year as investors adjusted to the rapid decline in U.S. Treasury yields. In the securitized markets, yields for asset-backed securities generally declined given continued strong investor demand amidst improving consumer fundamentals. Yields for residential mortgage-backed securities are no longer as attractive, and yields on commercial mortgage-backed securities continue to decline.
The fair value of our investment portfolio fluctuated during the third quarter of 2011 with the fluctuation in market yields. Additionally, certain sectors remain somewhat dislocated, making it difficult to value some securities. As a result, certain valuations require greater estimation and judgment, as well as valuation methods that are more complex. These values may not ultimately be realizable in a market transaction, and such values may change rapidly as market conditions change and valuation assumptions are modified. See Note 2 to our consolidated financial statements for details on the nature of our net unrealized gain position and Note 4 for discussion of our valuation methods.
Declines in U.S. Treasury rates may contribute to surrender activity within the EquiTrust Life independent channel, which offers fixed annuity products with a market value adjustment (MVA) feature based on U.S. Treasury rates. This feature provides us interest rate protection when U.S. Treasury interest rates are greater than the rates in effect when a contract is issued and provides a benefit to contract holders when U.S. Treasury interest rates are less than the rates in effect when a contract is issued. The sharp decline in U.S. Treasury rates during the third quarter of 2011, increased the market value adjustment for surrenders occurring during the period, and resulted in a modest increase in surrender volume. We encourage you to refer to our 2010 Form 10-K for further discussion of the potential impact of a low interest environment and how we manage risk in such an environment.

September 30, 2011

Sale of EquiTrust Life Insurance Company and Capital Management Actions

We recently announced our intention to exit the independent distribution business which represents a majority of EquiTrust Life's operations. As a result, we are in the process of selling EquiTrust Life Insurance Company and intend to undertake certain capital management initiatives.

On October 6, 2011, we entered into a stock purchase agreement with controlled affiliates of Guggenheim Partners, LLC, (Guggenheim) whereby Guggenheim will acquire all of the common stock of EquiTrust Life on or about December 30, 2011. This transaction is subject to regulatory approval and other customary closing conditions. The sale price is $440.0 million in cash, plus or minus a purchase price adjustment based on the change in statutory net worth of the business sold during the period from March 31, 2011 to the closing of the transaction. The preliminary after-tax loss based on the GAAP book value on the initial valuation date of March 31, 2011, was approximately $69.0 million, or $2.25 per basic and $2.21 per diluted common share. This loss could change materially based on the difference between the change in GAAP book value during the interim period and the purchase price adjustment noted above. We estimate the one-time transaction costs and termination benefits related to the sale will total approximately $6.0 million after tax.

While EquiTrust Life is being sold in its entirety, Farm Bureau Life will reinsure a limited portion of the EquiTrust Life business related to variable universal life and variable annuity products distributed through various unaffiliated third parties, as well as a small amount of fixed life and annuity products. The business component being sold (herein described as “the EquiTrust Life Business”) encompasses the entire Traditional Annuity - Independent segment and a smaller portion of our Traditional and Universal Life Insurance and Corporate and Other segments. The EquiTrust Life Business is expected to be reported as discontinued operations beginning in the fourth quarter of 2011. See Note 10, "Subsequent Events," to our consolidated financial statements, for the impact of the EquiTrust Life Business on our consolidated financial statements, and the "Segment Information" section that follows for the impact by segment.

Upon the closing of the EquiTrust Life sale, we plan to redeem, in accordance with mandatory redemption provisions of the underlying notes, $225.0 million of our long-term debt. In addition, we have announced a $200.0 million stock repurchase plan which we expect to begin in November 2011.

Recently Adopted Accounting Changes

See Note 1 to our consolidated financial statements for a discussion of recent accounting pronouncements that have been implemented during 2011 and those that have been issued and will be implemented in the future, including a material change to the accounting for deferred acquisition costs effective January 1, 2012.

Results of Operations for the Periods Ended September 30, 2011 and 2010

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share data)
Revenues	$199,243	$297,553	$758,765	$764,825
Benefits and expenses	157,756	257,327	626,456	668,144
	41,487	40,226	132,309	96,681
Income taxes	(14,159)	(13,530)	(42,766)	(31,996)
Equity income	237	1,955	2,041	4,257
Net income	27,565	28,651	91,584	68,942
Net loss attributable to noncontrolling interest	1	26	21	79
Net income attributable to FBL Financial Group, Inc.	$27,566	$28,677	$91,605	$69,021

Earnings per common share	$0.89	$0.94	$2.98	$2.27
Earnings per common share - assuming dilution	$0.88	$0.93	$2.93	$2.25

September 30, 2011

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Other data
Direct premiums collected, net of reinsurance	$292,959	$257,718	$1,054,263	$722,844

Direct life insurance in force, end of quarter (in millions)			49,673	47,627
Life insurance lapse rates			6.9%	6.5%
Withdrawal rates - individual traditional annuity:
Exclusive Distribution			4.7%	5.1%
Independent Distribution			9.8%	7.6%

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

The lapse rate and exclusive distribution withdrawal rate changed in 2011 due to normal fluctuations in the business and remain within our expected levels. The withdrawal rate for the independent distribution channel increased in 2011 due to a number of five-year guaranteed rate fixed annuity products that began reaching the end of their term, as discussed in the "Segment Information - Traditional Annuity - Independent Distribution Segment" section that follows, and the impact of a decline in U.S. Treasury Rates as discussed in the "Impact of Recent Business Environment" section above.

Net Income Attributable to FBL Financial Group, Inc.

Net income attributable to FBL Financial Group, Inc. (FBL Net Income) decreased 3.9% to $27.6 million for the third quarter of 2011 and increased 32.8% to $91.6 million for the nine months ended September 30, 2011. As discussed in detail below, the decrease for the quarter was primarily attributable to the impact of market performance on our variable product profitability, increased mortality experience and reductions in equity income and investment fee income. These decreases were partially offset by the impact of operating income adjustments described below and increases in spreads earned and the volume of business in force. The improvement for the nine month period was primarily due to increases in spreads earned and the volume of business in force, and the impacts of refinements to actuarial estimates and operating income adjustments, partially offset by higher death benefits.

The increases in volume of business in force is quantified by summarizing the face amount of insurance in force for traditional life products or account values of contracts in force for interest sensitive products. The face amount of life insurance in force represents the gross death benefit payable to policyholders and account value represents the value of the contract to the contract holder before application of surrender charges or reduction for any policy loans outstanding. The following discussion provides additional details on the items impacting FBL Net Income.

Spreads Earned on our Universal Life and Individual Annuity Products

	Nine months ended September 30,
	2011	2010
Weighted average yield on cash and invested assets	6.15%	6.14%
Weighted average interest crediting rate/index cost	3.45%	3.69%
Spread	2.70%	2.45%

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

September 30, 2011

on the index business. The weighted average crediting rate/index cost and spread are computed excluding the impact of the amortization of deferred sales inducements. See the "Segment Information" section that follows for a discussion of our spreads.

Impact of Unlocking

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Amortization of deferred policy acquisition costs	$2,830	$3,237	$3,344	$4,518
Amortization of deferred sales inducements	(373)	1,353	185	1,568
Amortization of unearned revenue reserve	(172)	(231)	(193)	(220)
Increase to pre-tax income	$2,285	$4,359	$3,336	$5,866
Impact per basic common share, net of tax	$0.05	$0.09	$0.07	$0.13
Impact per diluted common share, net of tax	$0.05	$0.09	$0.07	$0.12

We periodically revise key assumptions used in the calculation of the amortization of deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and unearned revenue reserve for participating life insurance, variable and interest sensitive and index products, as applicable, through an “unlocking” process. Revisions are made based on historical results and our best estimate of future experience. The impact of unlocking is recorded in the current period as an increase or decrease to amortization of the respective balances. While the unlocking process can take place at any time, as needs dictate, the process typically takes place annually with different blocks of business unlocked each quarter. The impact in 2011 and 2010 was primarily due to updating the amortization models for assumptions relating to withdrawal rates, earned spreads, mortality and the current volume of business in force. See the "Segment Information" section that follows for additional discussion of our unlocking adjustments.

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

Impact of Operating Adjustments on FBL Net Income

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Realized gains/losses on investments	$11,585	$5,099	$5,574	$(3,101)
Change in net unrealized gains/losses on derivatives	(8,230)	(25,144)	(13,452)	(45,165)
Change in amortization of:
Deferred policy acquisition costs	595	9,685	6,039	21,910
Deferred sales inducements	358	8,035	3,244	17,262
Value of insurance in force acquired	(16)	19	(40)	—
Unearned revenue reserve	(3)	(17)	7	(7)
Income tax offset	(1,501)	813	(481)	3,186
Net impact of operating income adjustments	$2,788	$(1,510)	$891	$(5,915)

September 30, 2011

Summary of adjustments noted above after offsets and income taxes:
Realized gains/losses on investments	$2,673	$1,567	$1,394	$(1,804)
Change in net unrealized gains/losses on derivatives	115	(3,077)	(503)	(4,111)
Net impact of operating income adjustments	$2,788	$(1,510)	$891	$(5,915)
Net impact per share - basic and assuming dilution	$0.09	$(0.05)	$0.03	$(0.19)

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

Changes in FBL Net Income
	Period ended
	September 30, 2011
	Three months	Nine months
	(Dollars in thousands)
Premiums and product charges	$2,115	$5,537
Net investment income	5,279	22,093
Derivative income	(113,484)	(45,688)
Realized gains/losses on investments	6,486	8,675
Other income and other expenses	(1,236)	(2,302)
Interest sensitive and index products benefits and change in value of index product embedded derivatives	118,032	60,527
Traditional life insurance policy benefits	(272)	(5,663)
Underwriting, acquisition and insurance expenses	(16,447)	(8,834)
Interest expense	788	1,283
Income taxes	(629)	(10,770)
Noncontrolling interest and equity income	(1,743)	(2,274)
Total change in FBL Net Income	$(1,111)	$22,584

A detailed discussion of changes in FBL Net Income follows.

Premiums and Product Charges

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Premiums and product charges:
Interest sensitive and index product charges	$28,865	$28,371	$89,235	$88,809
Traditional life insurance premiums	40,342	38,721	125,868	120,757
Total	$69,207	$67,092	$215,103	$209,566

Premiums and product charges increased 3.2% to $69.2 million in the third quarter of 2011 and 2.6% to $215.1 million for the nine-month period primarily due to the impact of an increase in the volume of traditional life business in force. The increase in the business in force was primarily attributable to sales of traditional life products by our Farm Bureau Life agency force exceeding the loss of in force amounts through deaths, lapses and surrenders. Our average aggregate traditional life insurance in force, net of reinsurance, totaled $27,206.9 million for the nine-month period in 2011 and $25,636.4 million for the 2010 period. The change in life insurance in force is not proportional to the change in premium income due to a shift in the composition of our traditional life block of business from whole life policies to term policies. The premium for a term policy per $1,000 face amount is less than that for a whole life policy.

Interest sensitive and index product charges increased for the 2011 periods primarily due to increased cost of insurance charges due to the growth and aging of universal life insurance business in force. This impact was largely offset by a reduction in surrender charges on our direct EquiTrust Life independent distribution business and the closed block of assumed business. The

September 30, 2011

impact of surrender charges was somewhat offset by an increase in the amount paid to contract holders upon surrender due to the impact of U.S. Treasury rates on the MVA feature, which is also recorded as a component of interest sensitive and index product charges as discussed in the "Impact of Recent Business Environment" section above.

Impact of EquiTrust Life Direct Annuity Surrenders on Interest Sensitive and Index Product Charges

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Gross surrender charges	$10,866	$12,422	$25,694	$25,941
Market value adjustments	(8,449)	(8,371)	(14,391)	(12,267)
Net impact of surrenders	$2,417	$4,051	$11,303	$13,674

Net Investment Income

Net investment income, which excludes investment income on separate account assets relating to variable products, increased 2.9% to $187.3 million in the third quarter of 2011 and 4.1% to $562.1 million for the nine-month period. The increases are primarily due to an increase in average invested assets compared with the prior period, partially offset by lower investment yields. Average invested assets in the nine-month period of 2011 increased 5.3% to $12,979.1 million (based on securities at amortized cost) from $12,326.4 million in the 2010 period, principally due to positive cash flows from operating and financing activities which included the issuance of funding agreements to the Federal Home Loan Bank (FHLB) totaling $418.0 million during 2010 and 2011. The annualized yield earned on average invested assets decreased to 5.97% in the nine months ended September 30, 2011 from 6.02% in the 2010 period. The decrease in yields earned is primarily due to lower investment yields on new acquisitions compared to our yields on investments maturing or being paid down as discussed in the "Financial Condition" section below. This decrease was partially offset by the increase in fee income from bond calls, tender offers and mortgage loan prepayments and the change of net discount accretion on mortgage and asset-backed securities resulting from changing prepayment speed assumptions. Investment fee income totaled $6.3 million in the nine months ended September 30, 2011 compared to $1.6 million in the 2010 period. Net investment income also includes $1.0 million in the nine months ended September 30, 2011 compared to $0.8 million in the 2010 period representing the change of net discount accretion on mortgage and asset-backed securities.

Derivative Income (Loss)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Derivative income (loss):
Components of derivative income (loss) from call options:
Gains received at expiration	$44,109	$31,003	$124,197	$95,596
Change in the difference between fair value and remaining option cost at beginning and end of period	(95,448)	29,149	(99,688)	(23,686)
Cost of money for call options	(20,490)	(21,191)	(61,564)	(64,482)
	(71,829)	38,961	(37,055)	7,428
Other	(1,829)	865	(756)	449
Total	$(73,658)	$39,826	$(37,811)	$7,877

Gains received at expiration increased in 2011 as a result of increases in the S&P 500 Index® (upon which the majority of our options are based). These gains are used to fund index credits on index annuities, which also increased in 2011, as discussed below under "Interest Sensitive and Index Product Benefits." The impact on derivative income (loss) from the change in the difference between fair value and remaining option cost at beginning and end of period is primarily due to the impact of gains received at expiration and the change in the S&P 500 Index compared to the strike price of the outstanding options.

The cost of money for call options decreased primarily due to a decrease in the cost of hedging programs on our direct and assumed business, partially offset by the impact of an increase in the volume of business in force. The average aggregate

September 30, 2011

account value of index annuities in force totaled $4,200.0 million for the nine months ended September 30, 2011 compared to $4,081.5 million for the 2010 period.

Other derivative income primarily includes the embedded derivatives in a collateralized debt obligation and modified coinsurance agreements. Derivative income (loss) will fluctuate based on market conditions. See Note 3 to our consolidated financial statements for additional details on our derivatives.

Realized Gains (Losses) on Investments

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Realized gains (losses) on investments:
Realized gains on sales	$13,183	$6,532	$26,444	$13,792
Realized losses on sales	(76)	—	(2,076)	(344)
Total other-than-temporary impairment charges	(1,226)	(370)	(32,317)	(58,880)
Net realized investment losses	11,881	6,162	(7,949)	(45,432)
Non-credit losses included in other comprehensive income	(296)	(1,063)	13,523	42,331
Total reported in statements of operations	$11,585	$5,099	$5,574	$(3,101)

The level of realized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments. See "Financial Condition - Investments" for details regarding our unrealized gains and losses on available-for-sale securities at September 30, 2011 and December 31, 2010.

Investment Credit Impairment Losses Recognized in Net Income

	Nine months ended September 30,
	2011	2010
	(Dollars in thousands)
Corporate securities:
Manufacturing	$4,000	$—
Finance	4,665	3,472
Residential mortgage-backed	4,110	2,309
Commercial mortgage-backed	2,611	120
Other asset-backed	2,201	8,967
State, municipal and other government	136	—
Collateralized debt obligations	—	101
Mortgage loans	52	1,295
Real estate and other assets	1,019	285
Total other-than-temporary impairment losses reported in net income	$18,794	$16,549

Fixed maturity other-than-temporary credit impairment losses for the nine months ended September 30, 2011, were incurred within several industry sectors. The manufacturing sector loss relates to a company undergoing a restructuring which is not being executed as timely as expected, causing uncertainty as to the recoverability of the loss. The finance sector loss relates to an Irish financial institution undergoing financial difficulty. Losses were also incurred within our residential, commercial and other asset-backed securities, generally due to concerns over potential defaults and weakness in underlying collateral values. Fixed maturity other-than-temporary credit impairment losses for the nine months ended September 30, 2010, were incurred within our other asset-backed, residential and commercial mortgage-backed securities, generally due to concerns over potential defaults and weakness in underlying collateral values. Financial sector other-than-temporary impairment losses were caused by deferred interest coupons on hybrid financial instruments which likely will not be recovered. See Note 2 to our consolidated financial statements for further discussion regarding our process for identifying other-than-temporary impairment losses.

Other Income and Other Expenses

Other income and other expenses primarily include revenues and expenses relating to our non-insurance operations. Our non-

September 30, 2011

insurance operations include management, advisory, marketing and distribution services and leasing activities. Fluctuations in these financial statement line items are generally attributable to fluctuations in the level of these services provided during the periods. In 2011, other expenses included costs associated with the sale of EquiTrust Life discussed in Note 10, "Subsequent Events," of $2.2 million for the quarter and $4.2 million for the nine-month period. In the third quarter of 2011, other income includes $1.5 million in proceeds received from the merger of the EquiTrust Mutual Funds with funds sponsored by a third party. Merger-related expenses included in other expenses, totaled $0.4 million for the third quarter and $1.1 million for the nine-month period of 2011. Other income for the nine-month period of 2011 also includes a $1.0 million cash settlement for our share of damages awarded upon settlement of litigation involving an agency matter.

Interest Sensitive and Index Product Benefits and Change in Value of Index Product Embedded Derivatives

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Interest sensitive and index product benefits:
Interest credited	$79,308	$78,820	$235,780	$230,562
Index credits	40,427	29,933	116,350	98,398
Amortization of deferred sales inducements	9,732	398	25,642	9,132
Interest sensitive death benefits	14,771	8,131	40,398	29,828
	144,238	117,282	418,170	367,920
Change in value of index product embedded derivatives	(88,390)	56,598	(86,725)	24,052
Total	$55,848	$173,880	$331,445	$391,972

Interest sensitive and index product benefits and change in value of index product embedded derivatives decreased 67.9% to $55.8 million in the third quarter of 2011 and 15.4% to $331.4 million for the nine-month period. These decreases were primarily due to the impact of the change in value of index product embedded derivatives and reductions in interest crediting rates/index costs, partially offset by increases in index credits, amortization of deferred sales inducements, death benefits and the volume of business in force. Interest sensitive and index product benefits tend to fluctuate from period to period primarily as a result of changes in mortality experience and the impact of changes in the equity markets on index credits, amortization of deferred sales inducements and the value of the embedded derivatives in our index annuities.

The average account value of interest sensitive and index products in force increased to $10,025.2 million for the nine months ended September 30, 2011 from $9,798.3 million for the 2010 period. The increase in business in force is primarily due to direct sales of traditional deferred and index annuity sales and advances on our funding agreements with the FHLB, partially offset by decreases in our coinsured business assumed. The weighted average interest crediting rate/index cost, excluding the impact of the amortization of deferred sales inducements, was 3.45% for the nine-month period in 2011 and 3.69% for the 2010 period. See the "Segment Information" section that follows for additional discussion on these rates.

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

The changes in the amortization of deferred sales inducements in 2011 were primarily due to the impact of changes in net unrealized gains/losses on derivatives as described above in the "Impact of Operating Adjustments on FBL Net Income." Interest Sensitive death benefits increased primarily due to a higher number of universal life and variable universal life claims in the 2011 periods.

September 30, 2011

Traditional Life Insurance Policy Benefits

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Traditional life insurance policy benefits:
Death and surrender benefits	$25,074	$24,451	$78,149	$74,205
Increase in traditional life future policy benefits	10,524	10,791	31,764	29,557
Policyholder dividends	4,109	4,193	12,765	13,253
Total	$39,707	$39,435	$122,678	$117,015

Traditional life insurance policy benefits increased 0.7% to $39.7 million in the third quarter of 2011 and 4.8% to $122.7 million for the nine-month period. The increase for the nine-month period was primarily due to refinements to reserve estimates in 2010, partially offset by an increase in traditional death benefits. During the second quarter of 2010, we refined the calculation of traditional life reserve estimates resulting in a $5.7 million decrease to traditional life future policy benefits.
Traditional death benefits, net of reserves released, totaled $10.2 million for the third quarter and $30.3 million for the nine months ended September 30, 2011, compared to $9.8 million for the third quarter and $29.1 million for the nine months ended September 30, 2010. The amount of reserves released relative to face value varies by product type, age of insured and length of time the policy had been in force. Traditional life insurance benefits can fluctuate from period to period primarily as a result of changes in mortality experience. The change in traditional life future policy benefits may not be proportional to the change in traditional premiums and benefits as reserves on term policies are generally less than reserves on whole life policies.

Underwriting, Acquisition and Insurance Expenses

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	$3,248	$3,397	$11,575	$10,447
Amortization of deferred policy acquisition costs	26,548	10,350	71,766	58,299
Amortization of value of insurance in force acquired	1,421	387	(4,367)	1,551
Other underwriting, acquisition and insurance expenses, net of deferrals	18,833	19,469	57,064	56,907
Total	$50,050	$33,603	$136,038	$127,204

Underwriting, acquisition and insurance expenses increased 48.9% to $50.1 million in the third quarter of 2011 and 6.9% to $136.0 million in the nine-month period. Amortization of deferred policy acquisition costs increased primarily due to the impact of operating adjustments as detailed under "Impact of Operating Adjustments to FBL Net Income." In addition, the impact of market performance on our variable products increased amortization of deferred policy acquisition costs $5.8 million in the third quarter of 2011 compared to a decrease of $2.0 million in the 2010 period. For the nine-month period of 2011, the impact of refinements to methods and assumptions in our valuation models decreased amortization of deferred policy acquisition costs $5.4 million and amortization of value of insurance in force acquired $6.9 million.

Interest Expense

Interest expense decreased 12.9% to $5.3 million in the third quarter of 2011 and 7.0% to $17.1 million for the nine months ended September 30, 2011. The decreases are due to refinancing our $100.0 million 9.25% Senior Notes payable to affiliates with $100.0 million 6.10% Senior Notes payable to the same affiliates in May 2011. See Note 7 to our consolidated financial statements for additional information on the debt refinancing.

Income Taxes

Income taxes totaled $14.2 million in the third quarter of 2011 and $42.8 million for the nine months ended September 30, 2011, compared to $13.5 million in the third quarter of 2010 and $32.0 million for the nine-month period. The effective tax rate was 34.1% for the third quarter of 2011 and 33.6% for the 2010 period. The effective tax rates differ from the federal statutory

September 30, 2011

rate of 35% primarily due to the impact of tax-exempt interest and tax-exempt dividend income.

Equity Income, Net of Related Income Taxes

Equity income, net of related income taxes, totaled $0.2 million for the third quarter of 2011 and $2.0 million for the nine months ended September 30, 2011, compared to $2.0 million for third quarter of 2010 and $4.3 million for the nine months ended September 30, 2010. Equity income includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest. Given the timing of availability of financial information from our equity investees, we will consistently use information that is as much as three months in arrears for certain of these entities. Several of these entities are investment companies whose operating results are derived primarily from unrealized and realized gains and losses generated by their investment portfolios. As is normal with these types of entities, the level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment, changes in prices of fixed maturity and equity securities held by the investment partnerships, timing and success of initial public offerings and other exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures. Several other entities invest primarily in low income housing and are expected to have operating losses that will be more than offset with an economic benefit provided through tax credits.

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

We analyze our segment results based on pre-tax operating income (loss). Accordingly, income taxes are not allocated to the segments. In addition, operating results are generally reported net of any transactions between the segments. Operating income (loss) for the periods ended September 30, 2011 and 2010 represents net income excluding the impact of realized gains and losses on investments and changes in net unrealized gains and losses on derivatives.

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

Reconciliation of Net Income to Pre-tax Operating Income

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Net income attributable to FBL Financial Group, Inc.	$27,566	$28,677	$91,605	$69,021
Net impact of operating income adjustments (1)	(2,788)	1,510	(891)	5,915
Income taxes on operating income	12,021	15,396	42,619	37,474
Pre-tax operating income	$36,799	$45,583	$133,333	$112,410

Pre-tax operating income (loss) by segment:
Traditional Annuity - Exclusive Distribution	$15,688	$15,612	$46,495	$39,320
Traditional Annuity - Independent Distribution	15,406	11,646	49,112	31,203
Traditional and Universal Life Insurance	11,648	12,366	45,167	43,015
Variable	(319)	8,835	6,314	10,222
Corporate and Other	(5,624)	(2,876)	(13,755)	(11,350)
	$36,799	$45,583	$133,333	$112,410

(1)	See "Net Income Attributable to FBL Financial Group, Inc." above for additional details on our operating income adjustments.

The amounts disclosed within this Segment Information section do not reflect the impact of the EquiTrust Life sale. The impact of the EquiTrust Life Business on our segments, which will be reported as discontinued operations beginning in the fourth

September 30, 2011

quarter of 2011, is summarized below.

Pre-tax Operating Income of EquiTrust Life Business

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Pre-tax operating income (loss) by segment:
Traditional Annuity - Independent Distribution	$15,406	$11,646	$49,112	$31,203
Traditional and Universal Life Insurance	211	183	1,254	139
Corporate and Other (1)	(3,256)	(1,416)	(7,034)	(3,432)
Total	$12,361	$10,413	$43,332	$27,910

(1) Includes investment income on excess capital related to EquiTrust Life Business, interest expense on our debt required to be redeemed and transaction costs incurred by the parent company. In addition, expenses were reduced for corporate overhead expected to be absorbed by the Company after the sale, a portion of which was previously allocated to the Traditional Annuity - Independent Distribution segment.

A discussion of our consolidated operating results, by segment, follows:

Traditional Annuity - Exclusive Distribution Segment

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive and index product charges and other income	$182	$159	$498	$441
Net investment income	46,098	43,341	137,809	127,300
Derivative loss	(40)	(668)	(1,003)	(1,728)
	46,240	42,832	137,304	126,013
Benefits and expenses	30,552	27,220	90,809	86,693
Pre-tax operating income	$15,688	$15,612	$46,495	$39,320

Other data
Annuity premiums collected, direct	$75,235	$76,161	$299,494	$236,836
Policy liabilities and accruals, end of period			3,159,076	2,887,370

Individual annuity spread:
Weighted average yield on cash and invested assets			6.26%	6.30%
Weighted average interest crediting rate/index costs			3.38%	3.67%
Spread			2.88%	2.63%

Individual annuity withdrawal rate			4.7%	5.1%

Pre-tax operating income for the Exclusive Annuity segment increased 0.5% in the third quarter of 2011 to $15.7 million and increased 18.2% to $46.5 million in the nine months ended September 30, 2011, primarily due to increases in spreads earned and the volume of business in force, partially offset by an increase in the amortization of deferred policy acquisition costs and the value of insurance in force. The average aggregate account value for annuity contracts in force increased to $2,113.9 million for the nine months ended September 30, 2011 from $1,918.8 million for the 2010 period due to sales by our exclusive agents and advances on our funding agreement with the FHLB totaling $222.0 million.

Benefits and expenses increased in the three and nine month periods ended September 30, 2011 primarily due to an increase in the volume of business in force and increases in amortization of deferred policy acquisition costs and the value of insurance

September 30, 2011

business in force. Amortization of these items increased $3.0 million in the third quarter of 2011 and $3.4 million in the nine month period primarily due to changes in earned spreads and expected profits on the underlying business.
Premiums collected decreased 1.2% in the third quarter of 2011 and increased 26.5% for the nine months ended September 30, 2011. The amount of traditional annuity premiums collected is highly dependent upon the relationship between the current crediting rate and perceived security of our products compared to competing products. During the third quarter of 2011, sales of certain new money products were suspended due to the extremely low interest rate environment.

The individual annuity weighted average yield on cash and invested assets decreased for the nine months ended September 30, 2011, primarily due to reinvestment rates being lower than yields on investments maturing or being paid down partially offset by an increase in income from calls, prepayment fees and net discount accretion on mortgage and asset-backed securities totaling $2.4 million. The weighted average interest crediting rate decreased due to reductions in interest crediting rates on a significant portion of our annuity portfolio during 2010.

Traditional Annuity - Independent Distribution Segment

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive and index product charges	$3,590	$5,510	$14,678	$18,103
Net investment income	98,708	99,051	298,227	293,166
Derivative income	23,002	9,538	63,369	32,254
	125,300	114,099	376,274	343,523
Benefits and expenses	109,894	102,453	327,162	312,320
Pre-tax operating income	$15,406	$11,646	$49,112	$31,203

Other data
Annuity premiums collected, independent channel
Fixed rate annuities	$10,394	$16,150	$64,148	$58,804
Index annuities	125,627	90,733	437,789	182,859
Total annuity premiums collected, independent channel	136,021	106,883	501,937	241,663
Annuity premiums collected, assumed	398	373	1,383	1,054
Policy liabilities and accruals, end of period			7,358,641	7,325,422

Individual deferred annuity spread:
Weighted average yield on cash and invested assets			6.06%	6.04%
Weighted average interest crediting rate/index cost			3.49%	3.64%
Spread			2.57%	2.40%

Individual traditional annuity withdrawal rate			9.8%	7.6%

Pre-tax operating income for the Independent Annuity segment increased 32.3% in the third quarter of 2011 to $15.4 million, and increased 57.4% in the nine months ended September 30, 2011 to $49.1 million. These changes are primarily due to increases in spreads earned, which includes the positive impact of hedging activities, the impact of unlocking and refinements to amortization of deferred acquisition costs, partially offset by a decrease in the volume of business in force. The average aggregate account value for annuity contracts in force totaled $7,002.6 million for the nine months ended September 30, 2011 compared to $7,011.0 million for the 2010 period.

The EquiTrust Life independent distribution channel experienced a hedging benefit of $7.6 million during the nine months ended September 30 2011 compared to $2.2 million for the 2010 period, as a result of proceeds from call option settlements exceeding index credits. The excess options were originally purchased to hedge index annuities which were surrendered during prior periods.
Benefits and expenses increased in the 2011 periods primarily due to increases in interest and index credits. These increases in

September 30, 2011

index credits were primarily the result of increases in the S&P 500 Index. The impact of unlocking and refining methods and assumptions related to deferred acquisition costs and deferred sales inducements decreased amortization $3.5 million in the current year quarter, and $11.0 million for the nine months ended September 30, 2011, compared to a decrease in amortization of $3.1 million for the prior year quarter, and $4.5 million in the nine months ended September 30, 2010.
Beginning in May 2006 and continuing through October 2006, we sold a number of five-year guaranteed rate fixed annuity products, the majority of which came to the end of their initial term at September 30, 2011. While many of these contracts renewed at the end of their original term, withdrawal activity has increased. During the third quarter of 2011, withdrawals for this product were $95.8 million, compared with $42.3 million for the second quarter 2011, and $4.8 million for the first quarter 2011.
Premiums collected in the independent channel increased 107.7% for the nine months ended September 30, 2011 compared to the 2010 period, reflecting our strategy of measured increases in business volume while maintaining a self-sustaining capital position. The 2011 reduction in crediting rates reflect the positive impact of hedging activities and lower call option costs. The weighted average yield increased due to prepayment fees and change in net discount accretion on mortgage and asset-backed securities totaling $3.6 million during the nine months ended September 30, 2011 compared to $1.5 million for the 2010 period.

Traditional and Universal Life Insurance Segment

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive product charges and other income	$13,084	$11,206	$38,396	$34,275
Traditional life insurance premiums	40,342	38,721	125,868	120,757
Net investment income	34,427	33,478	102,721	99,695
	87,853	83,405	266,985	254,727
Benefits and expenses	76,205	71,039	221,818	211,712
Pre-tax operating income	$11,648	$12,366	$45,167	$43,015

Other data
Life premiums collected, net of reinsurance	$61,815	$52,689	$187,588	$160,243
Policy liabilities and accruals, end of period			2,196,644	2,100,431
Direct life insurance in force, end of period (in millions)			43,011	40,549

Interest sensitive life insurance spread:
Weighted average yield on cash and invested assets			6.54%	6.63%
Weighted average interest crediting rate			4.17%	4.27%
Spread			2.37%	2.36%

Pre-tax operating income for the Traditional and Universal Life Insurance segment decreased 5.8% to $11.6 million in the third quarter of 2011 and increased 5.0% to $45.2 million for the nine months ended September 30, 2011. The decrease for the quarter was primarily attributable to the impact of unlocking and increased mortality experience, partially offset by an increase in the volume of business in force. The increase for the nine-month period was primarily due to an increase in business in force and refinements to valuation estimates, partially offset by increased mortality experience and the impact of unlocking.

Revenues, expenses and the change in policy liabilities and accruals increased in 2011 due to an increase in business in force. Our direct traditional and universal life insurance in force increased 6.1% to $43,010.6 million at September 30, 2011, primarily due to sales by our Farm Bureau Life agency force exceeding the loss of in force amounts through deaths, lapses and surrenders.

The impact of refining methods and assumptions relating to the value of insurance in force, deferred policy acquisition costs and certain life insurance reserves decreased benefits and expenses $3.1 million for the nine-month period in 2011. The impact of unlocking increased benefits and expenses $1.9 million for both the quarter and nine-month periods. Death benefits incurred on our direct business, after the impact of reserves released, increased $0.9 million for the third quarter of 2011 and $3.7 million for the nine-month period. In addition, general expenses increased primarily due to a change in allocations between the

September 30, 2011

segments.
The weighted average yield on cash and invested assets for interest sensitive life insurance products decreased primarily due to lower yields on new acquisitions compared to those on investments maturing or being paid down, as discussed in the "Financial Condition" section below.

Variable Segment

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive product charges	$12,136	$11,549	$35,938	$36,275
Net investment income	4,474	4,167	13,429	12,293
Other income	1,395	881	3,806	2,167
	18,005	16,597	53,173	50,735
Benefits and expenses	18,324	7,762	46,859	40,513
Pre-tax operating income (loss)	$(319)	$8,835	$6,314	$10,222

Other data
Variable premiums collected, net of reinsurance	$19,451	$21,576	$63,719	$82,913
Policy liabilities and accruals, end of period			314,005	281,895
Separate account assets, end of period			638,904	705,156
Direct life insurance in force, end of period (in millions)			6,662	7,078

Pre-tax operating income for the Variable segment decreased 103.6% to ($0.3) million in the third quarter of 2011 and 38.2% to $6.3 million for the nine months ended September 30, 2011. The decrease for the quarter was primarily due to the impact of market performance on amortization of deferred policy acquisition costs and increased mortality experience. The decrease for the nine month period was primarily due to increased mortality experience, partially offset by a decrease in expenses allocated to the segment.

Amortization of deferred policy acquisition costs increased $7.5 million in the third quarter of 2011 primarily due to the impact of market performance on the separate accounts. Death benefits in excess of related account values on variable policies increased $3.3 million in the third quarter of 2011 and $5.7 million for the nine months ended September 30, 2011. General expenses decreased $1.7 million for the nine months ended September 30, 2011 due to the impact of changes in allocations between segments in the second quarter of 2010.

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

September 30, 2011

Corporate and Other Segment

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Pre-tax operating loss
Operating revenues:
Net investment income	$3,546	$1,937	$9,878	$7,517
Derivative loss	—	(498)	—	(1,536)
Other income	3,337	2,645	9,747	8,067
	6,883	4,084	19,625	14,048
Interest expense	5,311	6,099	17,051	18,334
Benefits and other expenses	6,797	3,895	18,725	13,692
	(5,225)	(5,910)	(16,151)	(17,978)
Noncontrolling interest	1	26	21	79
Equity income, before tax	(400)	3,008	2,375	6,549
Pre-tax operating loss	$(5,624)	$(2,876)	$(13,755)	$(11,350)

Pre-tax operating loss increased 95.5% to $5.6 million in the third quarter of 2011 and 21.2% to $13.8 million for the nine months ended September 30, 2011. The increases in operating loss are primarily due to decreases in equity income and increases in legal and consulting expenses. These items were partially offset by increases in net investment income and reductions in derivative losses and interest expense.

Other income and other expenses primarily relate to operating results of our non-insurance subsidiaries. As discussed under "Other Income and Other Expenses" in the 2011 periods, we incurred costs associated with the planned sale of EquiTrust Life totaling $2.2 million for the quarter and $4.2 million for the nine-month period. The decreases in equity income are discussed in the "Equity Income" section above. The increases in net investment income were primarily due to the impact of being more fully invested during the 2011 periods. Derivative losses in the 2010 periods represent the net interest expense on an interest rates swap that expired in October 2010. See Note 3 to our consolidated financial statements for additional information on this interest rate swap. The reductions in interest expense were due to refinancing our Senior Notes with affiliates as discussed in Note 7 to our consolidated financial statements.

Financial Condition

Investments

Our investment portfolio increased 5.6% to $13,803.1 million at September 30, 2011 compared to $13,069.7 million at December 31, 2010. While the portfolio increased due to positive cash flows from operating and financing activities, the primary driver of the increase was a $562.6 million increase in the fair market value of fixed maturity securities during 2011 to a net unrealized gain of $716.7 million at September 30, 2011. A decline in U.S. Treasury yields more than offset any widening in credit spreads that occurred across our fixed maturity portfolio during the nine-month period ended September 30, 2011. Moderately wide credit spreads in certain sectors continue to impact our investment portfolio. Additional details regarding securities in an unrealized loss position at September 30, 2011 are included in the discussion that follows and in Note 2 to our consolidated financial statements. Details regarding investment impairments are discussed above in the "Realized Gains (Losses) on Investments" section under "Results of Operations."

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

September 30, 2011

Fixed Maturity Securities Acquisitions Selected Information

	Nine months ended September 30,
	2011	2010
	(Dollars in thousands)
Cost of acquisitions:
Corporate investment grade	$790,090	$446,898
Mortgage and asset-backed	602,861	422,187
United States Government and agencies	3,110	—
Tax-exempt municipals	15,333	—
Taxable municipals	39,112	198,873
Total	$1,450,506	$1,067,958
Effective annual yield	4.84%	4.65%
Credit quality
NAIC 1 designation	69.9%	78.6%
NAIC 2 designation	29.5%	21.4%
Non investment grade	0.6%	—
Weighted-average life in years	10.8	11.7
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

A portion of the securities acquired during the nine months ended September 30, 2011 and September 30, 2010, were acquired with the proceeds from advances on our funding agreements with the FHLB. The securities acquired to support these funding agreements often carry a lower average yield than securities acquired to support our other insurance products, due to the relatively low interest rate paid on those advances. The average yield of the securities acquired, excluding the securities supporting these funding agreements, was 4.89% during the nine-month period ended September 30, 2011 and 5.38% during the nine-month period ended September 30, 2010.

Investment Portfolio Summary

	September 30, 2011		December 31, 2010
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturity securities - available for sale:
Public	$9,605,807	69.6%	$8,812,951	67.5%
144A private placement	1,993,366	14.4	1,771,383	13.6
Private placement	619,338	4.5	544,190	4.2
Total fixed maturity securities - available for sale	12,218,511	88.5	11,128,524	85.3
Equity securities	80,304	0.6	78,656	0.6
Mortgage loans	1,234,917	8.9	1,254,437	9.5
Derivative instruments	29,791	0.2	40,729	0.3
Real estate	11,030	0.1	13,554	0.1
Policy loans	171,481	1.2	170,341	1.3
Other long-term investments	112	—	132	—
Short-term investments	56,984	0.5	383,369	2.9
Total investments	$13,803,130	100.0%	$13,069,742	100.0%

As of September 30, 2011, 94.2% (based on carrying value) of the available-for-sale fixed maturity securities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for

September 30, 2011

investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of September 30, 2011, the investment in non-investment grade debt was 5.8% of available-for-sale fixed maturity securities. At that time, no single non-investment grade holding exceeded 0.2% of total investments.

Credit Quality by NAIC Designation and Equivalent Rating

		September 30, 2011		December 31, 2010
NAIC Designation	Equivalent Rating (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$7,897,742	64.6%	$6,988,040	62.8%
2	BBB	3,616,780	29.6	3,444,502	31.0
	Total investment grade	11,514,522	94.2	10,432,542	93.8
3	BB	449,985	3.7	438,497	3.9
4	B	159,654	1.3	164,474	1.5
5	CCC	68,191	0.6	65,869	0.6
6	In or near default	26,159	0.2	27,142	0.2
	Total below investment grade	703,989	5.8	695,982	6.2
	Total fixed maturity securities - available for sale	$12,218,511	100.0%	$11,128,524	100.0%

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

September 30, 2011

Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification

	September 30, 2011
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$492,976	$437,772	$39,991	$55,204	$(11,989)
Capital goods	439,561	397,397	41,331	42,164	(7,815)
Communications	251,562	223,965	19,844	27,597	(1,513)
Consumer cyclical	399,430	338,568	31,542	60,862	(4,125)
Consumer noncyclical	484,303	463,442	52,246	20,861	(583)
Energy	721,858	668,781	71,933	53,077	(2,578)
Finance	1,605,331	1,170,388	75,538	434,943	(69,864)
Transportation	173,909	151,821	20,135	22,088	(797)
Utilities	1,343,391	1,286,589	175,800	56,802	(6,759)
Other	119,913	119,913	15,207	—	—
Total corporate securities	6,032,234	5,258,636	543,567	773,598	(106,023)
Collateralized debt obligation	1,372	1,372	—	—	—
Mortgage and asset-backed securities	3,780,198	3,034,409	213,158	745,789	(127,465)
United States Government and agencies	162,274	162,274	39,090	—	—
State, municipal and other governments	2,242,433	2,039,223	172,255	203,210	(17,834)
Total	$12,218,511	$10,495,914	$968,070	$1,722,597	$(251,322)

	December 31, 2010
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$460,491	$374,658	$31,318	$85,833	$(8,871)
Capital goods	329,229	284,160	23,760	45,069	(10,278)
Communications	214,962	206,979	14,965	7,983	(182)
Consumer cyclical	295,336	250,864	19,694	44,472	(3,192)
Consumer noncyclical	436,122	404,867	35,918	31,255	(960)
Energy	652,011	537,306	42,672	114,705	(6,068)
Finance	1,550,930	1,054,067	60,322	496,863	(54,792)
Transportation	174,969	167,667	15,223	7,302	(161)
Utilities	1,207,759	1,054,920	92,636	152,839	(7,322)
Other	147,390	122,525	10,982	24,865	(2,487)
Total corporate securities	5,469,199	4,458,013	347,490	1,011,186	(94,313)
Collateralized debt obligations	2,745	2,745	—	—	—
Mortgage and asset-backed securities	3,480,769	2,468,577	116,649	1,012,192	(167,660)
United States Government and agencies	134,085	93,298	7,059	40,787	(225)
State, municipal and other governments	2,041,726	904,901	21,121	1,136,825	(75,927)
Total	$11,128,524	$7,927,534	$492,319	$3,200,990	$(338,125)

September 30, 2011

Credit Quality of Available-for-Sale Fixed Maturity Securities with Unrealized Losses

		September 30, 2011
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$763,026	44.3%	$(72,469)	28.8%
2	BBB	515,812	29.9	(43,881)	17.5
	Total investment grade	1,278,838	74.2	(116,350)	46.3
3	BB	212,364	12.4	(27,946)	11.1
4	B	144,295	8.4	(42,940)	17.1
5	CCC	65,751	3.8	(37,320)	14.8
6	In or near default	21,349	1.2	(26,766)	10.7
	Total below investment grade	443,759	25.8	(134,972)	53.7
	Total	$1,722,597	100.0%	$(251,322)	100.0%

		December 31, 2010
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$2,156,789	67.4%	$(145,143)	42.9%
2	BBB	604,127	18.9	(54,296)	16.1
	Total investment grade	2,760,916	86.3	(199,439)	59.0
3	BB	210,968	6.6	(30,740)	9.1
4	B	142,756	4.5	(37,971)	11.2
5	CCC	59,928	1.9	(47,992)	14.2
6	In or near default	26,422	0.7	(21,983)	6.5
	Total below investment grade	440,074	13.7	(138,686)	41.0
	Total	$3,200,990	100.0%	$(338,125)	100.0%

Available-For-Sale Fixed Maturity Securities with Unrealized Losses by Length of Time

	September 30, 2011
	Amortized Cost		Gross Unrealized Losses
	Market Value is Less than 75% of Cost	Market Value is 75% or Greater than Cost	Market Value is Less than 75% of Cost	Market Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$542,444	$—	$(18,699)
Greater than three months to six months	—	243,174	—	(25,613)
Greater than six months to nine months	—	44,140	—	(2,873)
Greater than nine months to twelve months	—	65,221	—	(7,981)
Greater than twelve months	291,221	787,719	(123,406)	(72,750)
Total	$291,221	$1,682,698	$(123,406)	$(127,916)

September 30, 2011

	December 31, 2010
	Amortized Cost		Gross Unrealized Losses
	Market Value is Less than 75% of Cost	Market Value is 75% or Greater than Cost	Market Value is Less than 75% of Cost	Market Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$1,448,149	$—	$(37,190)
Greater than three months to six months	24,069	8,000	(979)	(4,720)
Greater than six months to nine months	—	5,544	—	(43)
Greater than nine months to twelve months	—	2,987	—	(205)
Greater than twelve months	295,272	1,755,094	(123,979)	(171,009)
Total	$319,341	$3,219,774	$(124,958)	$(213,167)

Available-For-Sale Fixed Maturity Securities with Unrealized Losses by Maturity Date

	September 30, 2011		December 31, 2010
	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Due in one year or less	$33,916	$(663)	$94	$(26)
Due after one year through five years	105,014	(14,978)	110,891	(15,476)
Due after five years through ten years	267,332	(13,579)	286,568	(21,562)
Due after ten years	570,546	(94,637)	1,791,245	(133,401)
	976,808	(123,857)	2,188,798	(170,465)
Mortgage and asset-backed	745,789	(127,465)	1,012,192	(167,660)
Total	$1,722,597	$(251,322)	$3,200,990	$(338,125)

See Note 2 to our consolidated financial statements for additional analysis of these unrealized losses.

Mortgage and Asset-Backed Securities

Mortgage and other asset-backed securities comprised 30.9% at September 30, 2011 and 31.3% at December 31, 2010 of our total available-for-sale fixed maturity securities. These securities are purchased when we believe these types of investments provide superior risk-adjusted returns compared to returns of more conventional investments such as corporate bonds and mortgage loans. These securities are diversified as to collateral types, cash flow characteristics and maturity.

Mortgage and Asset-Backed Securities by Type

	September 30, 2011
	Amortized Cost	Par Value	Carrying Value	Percent of Fixed Maturity Securities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,241,565	$1,255,187	$1,281,164	10.5%
Pass-through	208,180	202,274	220,093	1.8
Planned and targeted amortization class	493,754	503,756	520,097	4.2
Other	32,607	32,691	32,950	0.3
Total residential mortgage-backed securities	1,976,106	1,993,908	2,054,304	16.8
Commercial mortgage-backed securities	1,115,379	1,132,253	1,166,801	9.5
Other asset-backed securities	603,020	704,420	559,093	4.6
Total	$3,694,505	$3,830,581	$3,780,198	30.9%

September 30, 2011

	December 31, 2010
	Amortized Cost	Par Value	Carrying Value	Percent of Fixed Maturity Securities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,219,828	$1,232,133	$1,219,618	11.0%
Pass-through	238,425	230,475	243,371	2.2
Planned and targeted amortization class	465,353	469,559	468,052	4.2
Other	37,852	37,942	38,197	0.3
Total residential mortgage-backed securities	1,961,458	1,970,109	1,969,238	17.7
Commercial mortgage-backed securities	1,034,478	1,046,609	1,031,062	9.3
Other asset-backed securities	535,844	622,267	480,469	4.3
Total	$3,531,780	$3,638,985	$3,480,769	31.3%

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

Our direct exposure to the Alt-A home equity and subprime first-lien sectors is limited to investments in structured securities collateralized by senior tranches of residential mortgage loans with this exposure. We also have a partnership interest in a fund that owns securities backed by Alt-A home equity, subprime first-lien and adjustable rate mortgage collateral. The fund is reported as securities and indebtedness of related parties in our consolidated balances sheets with a fair value of $33.2 million at September 30, 2011 and $30.1 million at December 31, 2010. We do not own any direct investments in subprime lenders or adjustable rate mortgages.

Mortgage and Asset-Backed Securities by Collateral Type

	September 30, 2011			December 31, 2010
	Amortized Cost	Carrying Value	Percent of Fixed Maturity Securities	Amortized Cost	Carrying Value	Percent of Fixed Maturity Securities
	(Dollars in thousands)			(Dollars in thousands)
Government agency	$952,787	$1,031,176	8.4%	$748,345	$787,188	7.1%
Prime	678,596	687,718	5.6	843,921	837,231	7.5
Alt-A	461,988	425,881	3.5	492,355	430,786	3.9
Subprime	30,146	21,662	0.2	30,117	23,540	0.2
Commercial mortgage	1,115,379	1,166,801	9.5	1,034,478	1,031,062	9.3
Non-mortgage	455,609	446,960	3.7	382,564	370,962	3.3
Total	$3,694,505	$3,780,198	30.9%	$3,531,780	$3,480,769	31.3%

The mortgage and asset-backed securities can be summarized into three broad categories: residential, commercial and other asset-backed securities.

September 30, 2011

Residential Mortgage-Backed Securities by Collateral Type and Origination Year

	September 30, 2011
	Government & Prime		Alt-A		Total
	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2011	$225,383	$242,102	$—	$—	$225,383	$242,102
2010	307,137	325,670	11,052	11,064	318,189	336,734
2009	73,212	78,096	—	—	73,212	78,096
2008	99,602	110,534	—	—	99,602	110,534
2007	65,006	67,057	52,311	36,305	117,317	103,362
2006 and prior	840,617	883,320	301,786	300,156	1,142,403	1,183,476
Total	$1,610,957	$1,706,779	$365,149	$347,525	$1,976,106	$2,054,304

	December 31, 2010
	Government & Prime		Alt-A		Total
	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2010	$241,634	$244,746	$13,602	$13,602	$255,236	$258,348
2009	75,581	78,289	—	—	75,581	78,289
2008	128,842	136,355	—	—	128,842	136,355
2007	66,159	69,029	57,723	39,470	123,882	108,499
2006	77,234	72,666	22,071	15,369	99,305	88,035
2005 and prior	981,997	1,013,159	296,615	286,553	1,278,612	1,299,712
Total	$1,571,447	$1,614,244	$390,011	$354,994	$1,961,458	$1,969,238

(1)
Insurance on 2006 Alt-A issues is provided by MBIA Insurance Corporation (80% in 2011 and 79% in 2010). Insurance on 2007 Alt-A issues is provided by Assured Guaranty Ltd. (33% in 2011 and 32% in 2010) and MBIA Insurance Corporation (29% in 2011 and 26% in 2010). There is no insurance coverage on Government & Prime investments or Alt-A investments with collateral originating prior to 2006 or after 2007.

Residential Mortgage-Backed Securities by NAIC Designation and Equivalent Rating

		September 30, 2011		December 31, 2010
NAIC Designation	Equivalent Rating	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$1,992,733	97.0%	$1,905,909	96.8%
3	BB	41,993	2.0	26,850	1.3
4	B	19,561	1.0	36,462	1.9
5	CCC	17	—	17	—
	Total	$2,054,304	100.0%	$1,969,238	100.0%

September 30, 2011

Commercial Mortgage-Backed Securities by Origination Year

	September 30, 2011		December 31, 2010
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2011	$131,043	$146,991	$—	$—
2010	22,519	23,091	23,039	23,212
2009	41,746	50,596	41,341	47,799
2008	209,297	250,969	209,474	232,797
2007	252,635	245,402	260,349	244,603
2006 and prior	458,139	449,752	500,275	482,651
Total	$1,115,379	$1,166,801	$1,034,478	$1,031,062

Commercial Mortgage-Backed Securities by NAIC Designation and Equivalent Rating

		September 30, 2011		December 31, 2010
NAIC Designation	Equivalent Rating	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	GNMA	$426,507	36.6%	$306,724	29.8%
1	FNMA	17,280	1.5	16,334	1.6
1	AAA, AA, A
	Generic	282,842	24.2	227,623	22.1
	Super Senior	206,556	17.7	213,922	20.7
	Mezzanine	7,693	0.7	8,320	0.8
	Junior	50,919	4.4	70,810	6.9
	Total AAA, AA, A	548,010	47.0	520,675	50.5
2	BBB	84,896	7.3	90,548	8.8
3	BB	42,735	3.6	44,833	4.3
4	B	41,017	3.5	44,670	4.3
5	CCC	6,356	0.5	7,278	0.7
	Total	$1,166,801	100.0%	$1,031,062	100.0%

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

The AAA, AA and A rated commercial mortgage-backed securities are broken down into categories based on subordination levels. Rating agencies disclose subordination levels, which measure the amount of credit support that the bonds (or tranches) have from subordinated bonds (or tranches). Generic is a term used for securities issued prior to 2005. The super senior securities have subordination levels greater than 27%, the mezzanine securities have subordination levels in the 17% to 27% range and the junior securities have subordination levels in the 9% to 16% range. Also included in the commercial mortgage backed securities are military housing bonds totaling $251.1 million at September 30, 2011 and $215.2 million at December 31, 2010. These bonds are used to fund the construction of multi-family homes on United States military bases. The bonds are backed by a first mortgage lien on residential military housing projects.

September 30, 2011

Other Asset-Backed Securities by Collateral Type and Origination Year

	September 30, 2011
	Government & Prime		Alt-A		Subprime		Non-Mortgage		Total
	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2011	$—	$—	$—	$—	$—	$—	$58,042	$57,826	$58,042	$57,826
2010	—	—	—	—	—	—	155,535	155,711	155,535	155,711
2009	—	—	—	—	—	—	40,560	40,839	40,560	40,839
2007	9,981	4,951	15,557	8,386	—	—	72,404	71,545	97,942	84,882
2006 and prior	10,445	7,164	81,282	69,970	30,146	21,662	129,068	121,039	250,941	219,835
Total	$20,426	$12,115	$96,839	$78,356	$30,146	$21,662	$455,609	$446,960	$603,020	$559,093

	December 31, 2010
	Government & Prime		Alt-A		Subprime		Non-Mortgage		Total
	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2010	$—	$—	$—	$—	$—	$—	$169,631	$170,212	$169,631	$170,212
2009	—	—	—	—	—	—	61,791	62,415	61,791	62,415
2007	9,976	3,840	15,864	6,940	—	—	61,843	62,211	87,683	72,991
2006	8,630	4,011	58,456	43,587	—	—	32,242	33,077	99,328	80,675
2005 and prior	2,213	2,324	28,024	25,265	30,117	23,540	57,057	43,047	117,411	94,176
Total	$20,819	$10,175	$102,344	$75,792	$30,117	$23,540	$382,564	$370,962	$535,844	$480,469

(1)
Insurance on 2006 Alt-A issues is provided by Financial Guaranty Insurance Co. (FGIC) (38% in 2011 and 40% in 2010) and AMBAC Assurance Corporation (Ambac) (35% in 2011 and 34% in 2010). Insurance on 2007 Alt-A issues is provided by Ambac (46% in 2011 and 2010), MBIA Insurance Corporation (32% in 2011 and 31% in 2010) and FGIC (22% in 2011 and 23% in 2010). The 2006 and 2007 Government & Prime issues are 100% insured by Ambac (2006 issues) and MBIA Insurance Corporation (2007 issues). There is no insurance coverage on other asset-backed securities with subprime or non-mortgage collateral or collateral originating prior to 2006 or after 2007.

Other Asset-Backed Securities by NAIC Designation and Equivalent Rating

		September 30, 2011		December 31, 2010
NAIC Designation	Equivalent Ratings	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$499,007	89.3%	$449,230	93.5%
2	BBB	27,358	4.9	8,251	1.7
3	BB	206	—	339	0.1
4	B	4,982	0.9	4,729	1.0
5	CCC	22,650	4.0	16,635	3.4
6	In or near default	4,890	0.9	1,285	0.3
	Total	$559,093	100.0%	$480,469	100.0%

The mortgage and asset-backed portfolios include securities wrapped by monoline bond insurers to provide additional credit enhancement for the investment. We believe these securities were underwritten at investment grade levels excluding any credit enhancing protection. At September 30, 2011, the fair value of our insured mortgage and asset-backed holdings totaled $101.2 million, or 2.7% of our mortgage and asset-backed portfolios and 0.8% of our total fixed income portfolio.

During 2009, FGIC was downgraded by rating agencies and in November of 2009 was ordered to stop making payments. In March 2010, the Wisconsin Insurance Commissioner placed a temporary moratorium on payments for Ambac wrapped residential mortgage-backed securities. Securities with existing or expected cash flow concerns that are wrapped by FGIC or Ambac have been other-than-temporarily impaired. We do not consider the investments wrapped by other monoline bond insurers to be other-than-temporarily impaired at September 30, 2011 because we do not have reason to believe that those

September 30, 2011

guarantees, if needed, will not be honored. We do not directly own any fixed income or equity investments in monoline bond insurers.

Residential Mortgage-Backed Securities and Other Asset-Backed Securities by Insurance

		September 30, 2011			December 31, 2010
	Insurers' S&P Rating (1)	Residential Mortgage- Backed	Other Asset- Backed	Total Carrying Value	Residential Mortgage- Backed	Other Asset- Backed	Total Carrying Value
Insured:		(Dollars in thousands)
Ambac	NR (2)	$—	$20,793	$20,793	$—	$16,124	$16,124
Assured Guaranty Ltd.	AA+	12,339	—	12,339	14,182	—	14,182
FGIC	NR (2)	—	35,179	35,179	—	33,547	33,547
MBIA Insurance Corporation	B	18,063	14,829	32,892	17,414	13,492	30,906
Total with insurance		30,402	70,801	101,203	31,596	63,163	94,759
Uninsured:
GNMA		183,514	—	183,514	194,057	—	194,057
FHLMC		435,314	1,967	437,281	316,336	2,295	318,631
FNMA		410,349	23	410,372	274,459	28	274,487
Other		994,725	486,302	1,481,027	1,152,790	414,983	1,567,773
Total		$2,054,304	$559,093	$2,613,397	$1,969,238	$480,469	$2,449,707

(1)	Rating in effect as of September 30, 2011.
(2)	No formal published rating.

Collateralized Debt Obligations

We held one collateralized debt obligation investment at September 30, 2011, which is backed by credit default swaps with no home equity exposure. As discussed in Note 3 to the consolidated financial statements, we began reporting this security at fair value with changes in market value reflected as derivative income or loss within the consolidated statements of operations in accordance with an accounting change effective July 1, 2010.

State, Municipal and Other Government Securities

State, municipal and other government securities totaled $2.2 billion, or 18.4% of our fixed income portfolio at September 30, 2011, and include investments in general obligation, revenue and municipal housing bonds. Our investment strategy is to utilize municipal bonds in addition to corporate bonds, as we believe they provide additional diversification and have historically low default rates compared with similarly rated corporate bonds. We evaluate the credit strength of the underlying issues on both a quantitative and qualitative basis, excluding insurance, prior to acquisition. The majority of the municipal bonds we hold are investment grade credits without consideration of insurance. Our municipal bonds are well diversified by type and geography with the top exposure being school general obligation bonds. Our municipal bond exposure has an average rating of AA and is trading at 93.0% of book value. The insolvency of one or more of the credit enhancing entities would be a meaningful short-term market liquidity event, but would not dramatically increase our investment portfolio's risk profile. During 2011, military housing fixed maturity securities with characteristics similar to commercial mortgage-backed securities were reclassified from state, municipal and other government securities to commercial mortgage-backed securities.

Equity Securities

Equity securities totaled $80.3 million at September 30, 2011 and $78.7 million at December 31, 2010. Gross unrealized gains totaled $1.6 million and gross unrealized losses totaled $1.1 million at September 30, 2011. At December 31, 2010, gross unrealized gains totaled $3.0 million and gross unrealized losses totaled $2.0 million on these securities. The unrealized losses are primarily attributable to nonredeemable perpetual preferred securities from issuers in the financial sector. See Note 2 to our consolidated financial statements for further discussion regarding our analysis of unrealized losses related to these securities.

September 30, 2011

Mortgage Loans

Mortgage loans totaled $1,234.9 million at September 30, 2011 and $1,254.4 million at December 31, 2010. Our mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. There was one mortgage loan less than 90 days delinquent with a carrying value of $8.7 million at September 30, 2011 and one mortgage loan less than 90 days delinquent with a carrying value of $14.9 million at December 31, 2010. There were three mortgage loans more than 90 days delinquent with a carrying value of $18.9 million at September 30, 2011 and one mortgage loan more than 90 days delinquent with a carrying value of $1.9 million at December 31, 2010. The total number of commercial mortgage loans outstanding was 326 at September 30, 2011 and December 31, 2010. In 2011, new loans ranged from $0.2 million to $8.0 million in size, with an average loan size of $3.3 million and an average loan term of 14 years. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. The majority of our mortgage loans amortize principal, with 6.5% that are interest only loans at September 30, 2011. At September 30, 2011, the average loan-to-value of the current outstanding principal balance using the most recent appraised value was 55.7% and the weighted average debt service coverage ratio was 1.5 based on the results of our 2010 annual study. See Note 2 to our consolidated financial statements for further discussion regarding our mortgage loans.

Derivative Instruments

Derivative instruments totaling $29.8 million at September 30, 2011 and $40.7 million at December 31, 2010 consist primarily of call options supporting our index annuity business net of collateral received from counterparties.

Asset-Liability Management

Our asset-liability management program includes (i) designing and developing products that encourage persistency and help ensure targeted spreads are earned and, as a result, create a stable liability structure, and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of our insurance liabilities. The weighted average life of the fixed maturity and mortgage loan portfolio based on fair values was approximately 8.9 years at September 30, 2011 and 8.6 years at December 31, 2010. While it can be difficult to maintain asset and liability durations that are perfectly matched in a dynamic environment, we have identified various strategies that can be implemented if duration mismatches exceed acceptable tolerances. The effective duration of the fixed maturity and mortgage loan portfolios backing our annuity products was 5.8 at September 30, 2011 and 5.9 at December 31, 2010. The effective duration of our annuity liabilities was approximately 6.5 at September 30, 2011 and 6.7 at December 31, 2010.

Other Assets

Deferred policy acquisition costs decreased 24.5% to $613.3 million and deferred sales inducements decreased 28.7% to $184.8 million at September 30, 2011, primarily due to the impact of the change in unrealized appreciation/depreciation on fixed maturity securities. The impact of unrealized appreciation/depreciation on fixed maturity securities decreased deferred policy acquisition costs $318.8 million at September 30, 2011 and $90.7 million at December 31, 2010; and decreased deferred sales inducements $86.0 million at September 30, 2011 compared to an increase of $1.3 million at December 31, 2010. Cash and cash equivalents may fluctuate due to timing of payments made and received and the availability of investment options in the marketplace. The increase of $115.5 million in 2011 was primarily due to a shift from short-term investments to cash and cash equivalents of similar yields. Securities and indebtedness of related parties increased 29.3% to $74.8 million primarily due to additional investments made in equity method investees specializing in low income housing.

Liabilities

Future policy benefits increased 2.6% to $12,322.8 million at September 30, 2011 primarily due to an increase in the volume of annuity business in force. Liabilities related to separate accounts decreased 15.2% to $638.9 million primarily due to the impact of changes in market performance. Other liabilities decreased 47.0% to $93.9 million primarily due to decreases in payables for securities purchased and certain reinsurance contracts.

Stockholders' Equity

FBL Financial Group, Inc. stockholders' equity increased 22.3% to $1,402.5 million at September 30, 2011, compared to $1,146.3 million at December 31, 2010, primarily due to net income and the change in unrealized appreciation/depreciation on fixed maturity securities during the period.

At September 30, 2011, FBL's common stockholders' equity was $1,399.5 million, or $44.80 per share, compared to $1,143.3

September 30, 2011

million or $36.95 per share at December 31, 2010. Included in stockholders' equity per common share is $6.42 at September 30, 2011 and $1.29 at December 31, 2010 attributable to accumulated other comprehensive income.

Liquidity and Capital Resources

Cash Flows

During 2011, our operating activities generated cash flows totaling $335.1 million consisting of net income of $91.6 million adjusted for non-cash operating revenues and expenses netting to $243.5 million. We used cash of $293.3 million in our investing activities during the 2011 period. The primary uses were $1,659.7 million of investment acquisitions, mostly in fixed maturity securities, partially offset by $1,044.6 million in sales, maturities and repayments of investments. Our financing activities provided cash of $73.8 million during the 2011 period. The primary financing sources were $1,056.8 million in receipts from interest sensitive and index products credited to policyholder account balances, partially offset by $983.5 million for return of policyholder account balances on interest sensitive and index products.

Sources and Uses of Capital Resources

Parent company cash inflows from operations consist primarily of (i) dividends from subsidiaries, if declared and paid, (ii) fees that it charges the various subsidiaries and affiliates for management of their operations, (iii) expense reimbursements from subsidiaries and affiliates, (iv) proceeds from the exercise of employee stock options, (v) proceeds from borrowings, (vi) tax settlements between the parent company and its subsidiaries and (vii) investment income. Revenue sources for the parent company during the nine months ended September 30, 2011 included management fees from subsidiaries and affiliates of $6.1 million. Cash outflows are principally for salaries, taxes and other expenses related to providing these management services, dividends on outstanding stock, interest and principal repayments on our parent company debt and legal and consulting expenses related to the pending sale of EquiTrust Life.

As described in Note 10, "Subsequent Events," to the consolidated financial statements, the parent company expects to receive proceeds from the announced sale of the EquiTrust Life Business at the end of 2011. A portion of the proceeds will be used to redeem part of our long-term debt. We also plan to use a portion to fund the repurchase of common stock, if any, pursuant to our stock repurchase plan. In addition, a portion of the remaining proceeds may be used for other general corporate purposes.

The Life Companies' cash inflows primarily consist of premium income, deposits to policyholder account balances, income from investments, sales, maturities and calls of investments, repayments of investment principal and proceeds from call option settlements. The Life Companies' cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, dividends and current operating expenses. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. Farm Bureau Life's continuing operations and financing activities relating to interest sensitive and index products provided funds totaling $341.8 million for the nine months ended September 30, 2011 and $452.6 million for the 2010 period. EquiTrust Life provided funds from these activities totaling $79.6 million for the nine months ended September 30, 2011 and $72.6 million for the 2010 period. The operations and cash flows of the EquiTrust Life Business will be eliminated from our ongoing operations when that business component is sold.

The ability of the Life Companies to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. During the remainder of 2011, the maximum amount legally available for distribution to FBL Financial Group, Inc., without further regulatory approval, is $50.1 million from Farm Bureau Life and $43.8 million from EquiTrust Life. However, except for a dividend of approximately $4.6 million, the Agreement for the EquiTrust Life sale prohibits the declaration or payment of any dividend between the date of the Agreement and sale closing.

Interest payments on our debt totaled $17.4 million for the nine months ended September 30, 2011 and $18.6 million for the 2010 period. Interest payments on our debt outstanding at September 30, 2011 are estimated to be $4.9 million for the remainder of 2011. As discussed in Note 7, "Debt," in the second quarter of 2011, we refinanced our $100.0 million of 9.25% Senior Notes payable to affiliates with $100.0 million of 6.10% Senior Notes payable to the same affiliates.

We paid cash dividends on our common and preferred stock during the nine-month period totaling $5.8 million in 2011 and 2010. Assuming a dividend rate of $0.0625 per common share, the common and preferred dividends would total approximately $2.0 million during the remainder of 2011. The level of common stock dividends will be analyzed quarterly and will be

September 30, 2011

dependent upon our capital and liquidity positions. The Company is licensed by the Iowa Farm Bureau Federation (IFBF), our majority shareholder, to use the "Farm Bureau" and "FB" designations and pays royalty fees to the IFBF as a result of this royalty agreement. The royalty agreement provides an option for the IFBF to terminate the agreement when FBL's quarterly common stock dividend is less than $0.10 per share. Assuming no further reduction in the quarterly dividend, the IFBF has agreed to temporarily forgo its right of termination through December 31, 2011 and we anticipate they will continue to forgo such right thereafter.

FBL Financial Group, Inc. expects to rely on available cash resources and dividends from Farm Bureau Life to make dividend payments to its stockholders and interest payments on its debt. The parent company had available cash and investments totaling $28.0 million at September 30, 2011. We anticipate that FBL Financial Group, Inc. will receive dividends totaling approximately $4.6 million from EquiTrust Life, $5.0 million from Farm Bureau Life and $2.5 million from other non-life insurance subsidiaries during the remainder of 2011.

We manage the amount of our capital to be consistent with statutory and rating agency requirements. As of September 30, 2011, we estimate that we have sufficient capital in the life insurance subsidiaries, combined with capital at the holding company, to meet our rating objectives. However, this capital may not be sufficient if significant future losses are incurred.

As of September 30, 2011, we had no material commitments for capital expenditures.

On a consolidated basis, we anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital, internally generated funds and proceeds from EquiTrust Life sale. We continuously monitor market conditions, as there can be no assurance that future experience regarding benefits and surrenders will be similar to historic experience since benefits and surrender levels are influenced by such factors as the interest rate environment, our financial strength ratings, the economy and other factors that impact policyholder behavior. Our investment portfolio at September 30, 2011, included $57.0 million of short-term investments, $120.3 million of cash and $1,637.2 million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value. In addition, Farm Bureau Life and EquiTrust Life are members of the FHLB, which provides a source for additional liquidity if needed. This membership allows the companies to utilize fixed or floating rate advances offered by the FHLB and secured by qualifying collateral. Our total capacity to utilize such advances is impacted by multiple factors including total market value of eligible collateral, level of statutory admitted assets and excess reserves and our willingness or capacity to hold activity-based FHLB common stock. In addition, we have agreed that EquiTrust Life will not obtain new advances from FHLB prior to the closing of that sale transaction without prior written consent of the purchasers.

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

September 30, 2011

Our internal control over financial reporting changes from time-to-time as we modify and enhance our systems and processes to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. Any significant changes in controls are evaluated prior to implementation to help ensure the continued effectiveness of our internal controls and internal control environment. While changes have taken place in our internal controls during the quarter ended September 30, 2011, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101+#
Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language) from FBL Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 as follows: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Stockholders' Equity, (iv) Consolidated Statements of Cash Flows.

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

September 30, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2011

FBL FINANCIAL GROUP, INC.

By	/s/ James E. Hohmann
James E. Hohmann
Chief Executive Officer (Principal Executive Officer)

By	/s/ James P. Brannen
James P. Brannen
Chief Financial Officer (Principal Financial and Accounting Officer)