Form 10-K
period 2011-12-31
FBL FINANCIAL GROUP INC
filed 2012-02-17
CIK 1012771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
(Mark one)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of June 30, 2011, the aggregate market value of the registrant's Class A and B Common Stock held by non-affiliates of the registrant was $434,918,995 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:
Title of each class	Outstanding at February 14, 2012
Class A Common Stock, without par value	29,512,058
Class B Common Stock, without par value	1,192,990
DOCUMENTS INCORPORATED BY REFERENCE
Document	Parts Into Which Incorporated
Proxy statement for annual shareholders meeting on May 16, 2012	Part III

FBL FINANCIAL GROUP, INC.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2011

PART I.
	Cautionary Statement Regarding Forward Looking Information	1
Item 1.	Business	2
Item 1A.	Risk Factors	14
Item 1B.	Unresolved Staff Comments	20
Item 2.	Properties	20
Item 3.	Legal Proceedings	20
Item 4.	[Removed and Reserved]	20

PART II.
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	21
Item 6.	Selected Consolidated Financial Data	24
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	61
Item 8.	Consolidated Financial Statements and Supplementary Data	62
	Management's Report on Internal Control Over Financial Reporting	62
	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	62
	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	63
	Consolidated Balance Sheets	64
	Consolidated Statements of Operations	66
	Consolidated Statements of Changes in Stockholders' Equity	67
	Consolidated Statements of Cash Flows	69
	Notes to Consolidated Financial Statements	71
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	117
Item 9A.	Controls and Procedures	117
Item 9B.	Other Information	118

PART III.

The information required by Items 10 through 14 is incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2011.

PART IV.
Item 15.	Exhibits and Financial Statement Schedules	118

	SIGNATURES	122

	Report of Independent Registered Public Accounting Firm on Schedules	123
	Schedule I - Summary of Investments - Other than Investments in Related Parties	124
	Schedule II - Condensed Financial Information of Registrant	125
	Schedule III - Supplementary Insurance Information	129
	Schedule IV - Reinsurance	131

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

•
As a holding company, we depend on our subsidiaries for funds to meet our obligations, but our life insurance subsidiary's ability to make distributions to us is limited by law, and could be affected by minimum risk-based capital requirements.

•	A significant ratings downgrade may have a material adverse effect on our business.

•	All segments of our business are highly regulated and these regulations or changes in them could affect our profitability.

•
Inaccuracies in assumptions regarding future persistency, mortality and interest rates used in pricing our products and calculating reserve amounts and deferred acquisition costs could have a material adverse impact on our financial results.

•	We may be required to accelerate the amortization of deferred acquisition costs, which could adversely affect our results of operations or financial condition.

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

See Part 1A, Risk Factors, for additional information.

PART I

ITEM 1. BUSINESS

General

FBL Financial Group, Inc. (we or the Company) sells individual life insurance and annuity products principally under the consumer brand name Farm Bureau Financial Services. This brand identity is represented by the distribution channel of our subsidiary Farm Bureau Life Insurance Company (Farm Bureau Life). As of December 31, 2011, this distribution channel consisted of 1,937 exclusive agents and agency managers. These agents and agency managers sell our products in the Midwestern and Western sections of the United States.

FBL Financial Group, Inc. was incorporated in Iowa in October 1993. Its life insurance subsidiary, Farm Bureau Life, began operations in 1945. Several other subsidiaries support various functional areas and affiliates by providing investment advisory and marketing and distribution services. In addition, we manage all aspects of two Farm Bureau affiliated property-casualty insurance companies (Farm Bureau Property & Casualty Insurance Company and Western Agricultural Insurance Company) which operate predominately in eight states in the Midwest and West.

On December 30, 2011, we completed the sale of EquiTrust Life Insurance Company, in an all-cash transaction. As a result, the results of this business are reported as discontinued operations. See Note 2 to our consolidated financial statements included in Item 8 for a more detailed description of the sale. In addition, during 2011, we reorganized the portfolios of EquiTrust Series Fund, Inc. and EquiTrust Variable Insurance Series Fund into comparable mutual funds managed by Federated Investors, Inc.

FBL Financial Group, Inc. Business and Distribution Channel

FBL Financial Group, Inc.

COMPANY	Farm Bureau Life Insurance Company	Farm Bureau Property & Casualty Insurance Company and Western Agricultural Insurance Company
RELATIONSHIP	Wholly-owned subsidiary	Managed by FBL Financial Group. Underwriting results do not impact FBL Financial Group's results
BRAND
DISTRIBUTION	1,937 exclusive Farm Bureau agents and agency managers	1,225 exclusive Farm Bureau agents and agency managers (included under the 1,937 Farm Bureau Life agents)
PRODUCTS	A comprehensive line of life insurance, annuity and investment products	A full line of personal and commercial property-casualty insurance products
TERRITORY	14 Midwestern and Western states	Arizona, Iowa, Kansas, Minnesota, Nebraska, New Mexico, South Dakota and Utah, and other states for nonstandard auto insurance

Investor information, including electronic versions of periodic reports filed on Forms 10-K, 10-Q and 8-K, and proxy material, are available free of charge through the Financial Information section of our website at www.fblfinancial.com. These documents are posted to our website immediately after they are filed. Also available on our website are many corporate governance documents including a code of ethics for the Chief Executive Officer and senior financial officers, committee charters, corporate governance guidelines, director profiles and more. Product information may be found on our consumer website, www.fbfs.com.

Business Strategy

Our core business strategies are defined by our target market, which is served by our life insurance subsidiary, Farm Bureau Life Insurance Company.

Our 1,937 Farm Bureau Life agents are multi-line agents who sell both property-casualty insurance products and life insurance and investment products under the Farm Bureau name. Having multi-line agents enhances our ability to develop a more comprehensive relationship with our customers and increases our ability to cross sell our life insurance and investment products to the pool of Farm Bureau property-casualty customers.

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

Because of their multi-line nature, our Farm Bureau Life agents focus on cross selling life insurance products to Farm Bureau members who already own a property-casualty policy issued by Farm Bureau affiliated property-casualty companies. For example, in the eight-state region where we manage the affiliated property-casualty insurance companies and related field force (Arizona, Iowa, Kansas, Minnesota, Nebraska, New Mexico, South Dakota and Utah), 23% of our property-casualty policyholders also own a Farm Bureau Life annuity or life product. We are considered among the best-in-industry in cross sales rates. This percentage is and has historically been higher than the industry average for multi-line exclusive agents, which is 12% according to the most recent research by Life Insurance and Market Research Association (LIMRA). We believe there is further opportunity for growth from cross-selling as 71% of the Farm Bureau members in the eight-state region have a Farm Bureau property-casualty insurance product, while only 20% of Farm Bureau members in the eight-state region have a life insurance product with us.

We provide our agents with sales materials, the necessary training and a high level of sales support. In addition, throughout our marketing territory, certain agents are life and investment specialists who work as a resource to help their fellow agents with cross selling techniques and client needs analysis.

Our sales model is designed so that our agents act like entrepreneurial business owners with a retail financial services business. Under this model our agents have sales and service associates who assist them and provide a variety of support for insurance sales and clients. While our agent count has not changed significantly over time, our production per agent has increased.

While we underwrite a vast majority of the products available for sale by the Farm Bureau agents, we broker products sold by other carriers when we do not have the expertise, ratings or scale to efficiently compete in the marketplace. Examples of brokered products include long-term care insurance, health insurance and last survivor life policies. In addition, in 2010, we discontinued underwriting variable products and began selling products manufactured by another carrier. We earn fees from the sale of brokered products, a portion of which is passed on to the agents as commissions for the underlying sales.

Farm Bureau Life's growth has been augmented by our long and successful history of being a consolidator among Farm Bureau affiliated insurance companies. This has allowed us to grow to an operation covering 14 states in the Midwest and West. While we believe further consolidation makes sense, this is a long-term strategy. By focusing on maintaining solid relationships with the leaders of these companies and the Farm Bureau organizations, we are prepared to react when opportunities arise.

Marketing and Distribution

Market Area

Sales through our distribution channel are currently conducted in 14 states which we characterize as follows: multi-line states (we own the Farm Bureau affiliated life company and manage the Farm Bureau affiliated property-casualty companies) - Arizona, Iowa, Kansas, Minnesota, Nebraska, New Mexico, South Dakota and Utah; and life only states (we own the Farm Bureau affiliated life company and non-owned/non-managed Farm Bureau affiliated property-casualty companies manage the exclusive multi-line agents) - Idaho, Montana, North Dakota, Oklahoma, Wisconsin and Wyoming.

Our target market is Farm Bureau members and "Middle America" in our 14-state territory. We traditionally have been very strong in rural and small town markets and are growing our presence in small and mid-metro markets where we believe there are significant life and annuity opportunities. This target market represents a relatively financially conservative and stable customer base. The financial needs of our target market tend to focus on security, insurance needs and retirement savings.

Affiliation with Farm Bureau

Many of our customers are members of Farm Bureau organizations affiliated with the American Farm Bureau Federation (American Farm Bureau). The American Farm Bureau is the nation's largest grass roots farm and ranch organization and has a current membership of 6.3 million member families. In order to market insurance products in a given state using the "Farm Bureau" and "FB" designations, related trademarks and service marks, a company must have an agreement with the state's Farm Bureau organization. Generally, these marketing rights have only been granted to companies owned by or closely affiliated with Farm Bureau organizations. For each of the states in our Farm Bureau marketing territory, we have the right to use the "Farm Bureau" name and "FB" logo for marketing life insurance and investment products.

All of the state Farm Bureau organizations in our 14-state marketing area are associated with the American Farm Bureau. The primary goal of the American Farm Bureau is to be the unified national voice of agriculture, working through its grassroots organization to enhance and strengthen the lives of rural Americans and to build strong, prosperous agricultural communities. There are currently Farm Bureau organizations in all 50 states and Puerto Rico, each with their own distinctive mission and goals. Within each state, Farm Bureau is organized at the county level. Farm Bureau programs include policy development, government relations activities, leadership development and training, communications, market education classes, commodity conferences and young farmer activities. Member services provided by Farm Bureau vary by state but often include programs such as risk management, alternative energy development and guidance on enhancing profitability. Other benefits of membership include newspaper and magazine subscriptions, as well as savings in areas such as health care, entertainment and automobile rebates. In addition, members have access to theft and arson rewards, accidental death insurance, banking services, credit card programs, computerized farm accounting services, electronic information networks, feeder cattle procurement services, health care insurance, property-casualty insurance and financial services.

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

We have royalty agreements with each state Farm Bureau organization in our Farm Bureau marketing territory giving us the right to use the Farm Bureau and FB designations in that particular state. Each state Farm Bureau organization in our Farm Bureau territory could terminate our right to use the Farm Bureau designations in that particular state without cause at the conclusion of the royalty agreements. The royalties paid to a particular state Farm Bureau organization are based on the sale of our products in the respective state. For 2011, royalty expense totaled approximately $2.0 million.

Our relationship with Farm Bureau provides a number of advantages. Farm Bureau organizations in our marketing territory tend to be well known and long established, have active memberships and provide a number of member benefits other than financial services. The strength of these organizations provides enhanced prestige and brand awareness for our products and increased access to Farm Bureau members, which results in a competitive advantage for us.

Our life insurance and investment products are available for sale to both members and non-members. Property-casualty products sold by the property-casualty insurance companies affiliated with Farm Bureau are available for sale to Farm Bureau members. Annual Farm Bureau memberships in our marketing territory average $60 and are available to individuals, families, partnerships or corporations.

We have service agreements with all of the Farm Bureau-affiliated property-casualty companies in our marketing area, pursuant to which the property-casualty companies provide certain services, which include recruiting and training the shared agency force that sells both property-casualty products for that company and life products for us. The service agreements have expiration dates through December 31, 2021. In 2011, we paid $9.7 million for the services provided under these agreements.

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

Royalty and property-casualty agreements vary in term and expiration date as shown below.

Royalty and Property-Casualty Service Agreements by State
State	Property-Casualty Service Agreement Expiration Date	Royalty Agreement Expiration Date	Percent of Farm Bureau Life 2011 First Year Premiums Collected
Iowa	December 31, 2015	December 31, 2033	26.4%
Kansas	December 31, 2015	December 31, 2033	16.2
Wyoming	December 31, 2021	December 31, 2021	10.8
Oklahoma	December 31, 2014	December 31, 2014	9.7
Nebraska	December 31, 2015	December 31, 2033	6.4
Utah	December 31, 2015	December 31, 2033	5.4
Minnesota	December 31, 2015	December 31, 2033	4.6
Idaho	December 31, 2021	December 31, 2021	3.9
South Dakota	December 31, 2015	December 31, 2033	3.6
Montana	December 31, 2021	December 31, 2021	3.5
Arizona	December 31, 2015	December 31, 2033	3.0
New Mexico	December 31, 2015	December 31, 2033	2.6
Wisconsin	December 31, 2020	December 31, 2020	2.1
Colorado*	December 31, 2021	July 1, 2011	1.1
North Dakota	December 31, 2021	December 31, 2021	0.7
			100.0%
* The royalty agreement with Colorado terminated on July 1, 2011. The existing block of Colorado business remains with Farm Bureau Life.

Agency Force

Our life insurance and annuity products are currently marketed throughout our 14-state marketing territory by an exclusive Farm Bureau agency force. We have a written contract with each member of our agency force. The contracts cover a number of topics including privacy, compensation payments and reserving our ownership of customer lists.

Sales activities of our agents focus on personal contact and on cross selling the multiple lines of products available through Farm Bureau affiliated companies. The Farm Bureau name recognition and access to Farm Bureau membership leads to additional customers, cross selling of additional insurance products and increased retention.

Our Farm Bureau Life agents are independent contractors and exclusive agents. In the multi-line states where we manage the Farm Bureau affiliated property-casualty companies, our agents are supervised by agency managers employed by the property-casualty companies which are under our direction. There are 1,225 agents and managers in our multi-line states, all of whom market a full range of our life insurance and annuity products. These agents and managers also market products for the property-casualty companies that we manage.

In our life only states, our life insurance and annuity products are marketed by agents and managers that we share with the property-casualty company affiliated with the Farm Bureau organization in that state. There are 712 agents and managers that market our life and annuity products on an exclusive basis and market the property-casualty products of that state's affiliated property-casualty companies. Agents, as well as agency managers, are independent contractors.

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

The focus of agency managers is to recruit, train, supervise and retain agents to achieve high production levels of profitable business. Managers receive overwrite commissions on each agent's life insurance commissions which vary according to that agent's productivity level and persistency of business. Agent development is encouraged through a bonus structure that rewards goal attainment and agent retention. New agent development is also encouraged through financing arrangements and the annualization of commissions paid when a life policy is sold.

We have a variety of incentives and recognition programs to focus agents on production of quality life insurance business. Some recognition programs and incentives are jointly conducted with the property-casualty companies. These programs provide significant incentives for the most productive agents. Approximately 15% of our agents and agency managers qualify for our annual incentive trip. Agent recruiting, training, financing and compensation programs are designed to develop a productive agent for the long term. The four-year agency force retention rate for 2011 in our 14 states was approximately 38%. We recently began a new agent acquisition strategy and new agent training, financing and business development programs, which are designed to increase agent loyalty and retention.

Segmentation of Our Business

We analyze operations by reviewing financial information regarding our primary products that are aggregated into the Annuity and Life Insurance product segments. In addition, our Corporate and Other segment includes various support operations, corporate capital and other product lines that are not currently underwritten by the Company.

See Note 15 to our consolidated financial statements included in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Segment Information" included in Item 7 for additional information regarding our financial results by operating segment. Included in the following discussion of our segments are details regarding premiums. We use premiums collected to measure the productivity of our exclusive agents. Premiums collected is not a measure used in financial statements prepared according to U.S. generally accepted accounting principles (GAAP). Note 15 also includes a discussion of the most comparable GAAP financial measures and, as applicable, a reconciliation to such GAAP measures.

Annuity Segment

We sell a variety of traditional annuity products through our exclusive agency force. The Annuity segment primarily consists of fixed rate annuities and supplementary contracts (some of which involve life contingencies). Traditional annuities provide for tax-deferred savings and supplementary contracts provide for the systematic repayment of funds that accumulate interest.

Premiums Collected - Annuity Segment

	Year ended December 31,
	2011	2010	2009
	(Dollars in thousands)
First year - individual	$216,713	$170,609	$208,428
Renewal - individual	136,534	136,208	86,863
Group	15,909	9,819	10,389
Total Annuity	$369,156	$316,636	$305,680

The amount of traditional annuity premiums collected is highly dependent upon the relationship between the current crediting rates on our products and the crediting rates available on competing products, including bank-offered certificates of deposit. We believe the increases in annuity premiums in 2011 and 2010 are due to lower short-term market interest rates making certificates of deposit and other short-term investments less attractive in relation to these traditional annuities. Average crediting rates on our individual deferred annuity contracts were 3.35% in 2011, 3.61% in 2010 and 3.90% in 2009, while the average three-month U.S. Treasury rate was 0.06% in 2011, 0.13% in 2010 and 0.14% in 2009. Premiums collected in our Farm Bureau market territory in 2011 are concentrated in the following states: Iowa (29%), Kansas (25%) and Wyoming (9%).

Fixed Rate Annuities

We offer annuities that are marketed to individuals in anticipation of retirement. We offer traditional annuities in the form of flexible premium deferred annuities (FPDA) that allow policyholders to make contributions over a number of periods. For traditional annuity products, policyholder account balances are credited interest at rates that we determine. Approximately 35% of our existing individual traditional annuity business, based on account balances, is held in qualified retirement plans. To further encourage persistency, a surrender charge against the policyholders' account balance is imposed for early termination of the annuity contract within a specified period after its effective date. The surrender charge rate varies by product, but typically starts at 10% and decreases 1% per year for the first ten years the contract is in force. The annuitant may elect to take the proceeds of the annuity either in a single payment or in a series of payments for life, for a fixed number of years, or a combination of these options.

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

Withdrawal Rates

Withdrawal rates (excluding death benefits) for our individual deferred annuities were 4.6% for 2011, 5.0% for 2010 and 4.3% for 2009. We believe the competitive environment, due to the low level of market interest rates discussed above, has favorably impacted the level of withdrawal rates in these periods.

Interest Crediting Policy

We have a rate setting committee that meets monthly, or more frequently if required, to review and establish current period interest rates based upon existing and anticipated investment opportunities. This applies to new sales and to annuity products after an initial guaranteed period. We examine earnings on assets by portfolio. We then establish rates based on each product's required interest spread and competitive market conditions at the time. Most of our annuity contracts have guaranteed minimum crediting rates. These rates range from 1.00% to 5.50%, with a weighted average guaranteed crediting rate of 2.66% at December 31, 2011 and 2.78% at December 31, 2010. Interest rate guarantees on annuity contracts issued during 2011 ranged from 1.00% to 3.00%.

Interest Crediting Rates Compared to Guarantees - Annuity Segment

Liabilities at
December 31, 2011
(Dollars in thousands)
Fixed rate annuities:
Greater than or equal to 100 basis points over guarantee	$761,717
50 basis points to 99 basis points over guarantee	163,877
1 basis point to 49 basis points over guarantee	329,551
At guaranteed rate	1,094,743
Other annuities	12,172
Non-discretionary rate setting products	450,606
Total interest sensitive product liabilities	$2,812,666

In Force - Annuity Segment

	December 31,
	2011	2010	2009
	(Dollars in thousands)
Number of contracts	53,894	53,428	53,116
Interest sensitive reserves	$2,812,666	$2,582,791	$2,162,200
Other insurance reserves	378,319	370,114	368,141

Life Insurance Segment

We sell a variety of traditional and universal life insurance products through our exclusive agency force. The Life Insurance segment consists of whole life, term life and universal life policies. These policies provide benefits upon the death of the insured and may also allow the customer to build cash value on a tax-deferred basis.

Premiums Collected - Life Insurance Segment

	For the year ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Universal life:
First year	$14,888	$8,753	$8,523
Renewal	47,311	43,552	41,298
Total	62,199	52,305	49,821
Participating whole life:
First year	11,463	11,839	11,217
Renewal	96,242	95,591	94,741
Total	107,705	107,430	105,958
Term life and other:
First year	11,244	12,834	12,030
Renewal	68,623	61,183	54,360
Total	79,867	74,017	66,390
Total Life Insurance	249,771	233,752	222,169
Reinsurance ceded	(20,303)	(20,307)	(19,986)
Total Life Insurance, net of reinsurance	$229,468	$213,445	$202,183

The increases in life premiums collected in 2011 and 2010 reflect the attractiveness of enhanced universal life and term life product offerings and the strong farm economy in our rural marketplace. For our life insurance premiums collected in our market territory, premiums collected in 2011 are concentrated primarily in the following states: Iowa (25%), Kansas (16%) and Oklahoma (11%).

Traditional Life Insurance

We offer traditional participating whole life insurance products. Participating whole life insurance provides benefits for the life of the insured. It provides level premiums and a level death benefit and requires payments in excess of mortality charges in early years to offset increasing mortality costs in later years. Under the terms of these policies, policyholders have a right to participate in our surplus to the extent determined by the Board of Directors, generally through annual dividends. Participating business accounted for 34% of life receipts from policyholders during 2011 and represented 12% of life insurance in force at December 31, 2011.

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

Underwriting

We follow formal underwriting standards and procedures designed to properly assess and quantify life insurance risks before issuing policies to individuals. To implement these procedures, we employ an underwriting staff of 12 underwriters who have an average of 25 years of experience in the insurance industry. Our underwriters review each applicant's written application, which is prepared under the supervision of our agents, and any required medical records. We generally employ blood, oral fluid or urine testing (including HIV antibody testing) to provide additional information whenever the applicant is age 18 or older and the face amount is $100,000 or greater. Based on the results of these tests, we may adjust the mortality charge or decline coverage completely. We also have an automated process for handling term policies for ages 18 to 60 with face amounts of $25,000 to $75,000. We use our automated underwriting guidelines to evaluate the medical history provided by the applicant and information received from three service providers. Based on the evaluation against our automated underwriting guidelines, we may adjust the mortality charge or decline coverage. Generally, tobacco use by a life insurance applicant within the preceding one-year results in a substantially higher mortality charge. In accordance with industry practice, material misrepresentation on a policy application can result in the cancellation of the policy upon the return of any premiums paid.

Interest Crediting and Participating Dividend Policy

The interest crediting policy for our life insurance products is the same as for our traditional annuity products in the Annuity segment. See "Interest Crediting Policy" under the Annuity Segment discussion. We pay dividends, credit interest and determine other nonguaranteed elements on the individual insurance policies depending on the type of product. Some elements, such as dividends, are generally declared for a year at a time. Interest rates and other nonguaranteed elements are determined based on experience as it emerges and with regard to competitive factors. Average contractual credited rates on our universal life contracts were 4.17% in 2011, 4.26% in 2010 and 4.25% in 2009. Our universal life contracts have guaranteed minimum crediting rates that range from 3.00% to 4.50%, with a weighted average guaranteed crediting rate of 3.93% at December 31, 2011 and December 31, 2010.

Interest Crediting Rates of Interest Sensitive Life Products Compared to Guarantees - Life Insurance Segment

Liabilities at
December 31, 2011
(Dollars in thousands)
Discretionary rate setting products with minimum guarantees:
Greater than or equal to 100 basis points over guarantee	$210,366
50 basis points to 99 basis points over guarantee	39,629
1 basis point to 49 basis points over guarantee	12,890
At guaranteed rate	373,460
Non-discretionary rate setting products	11,366
Total interest sensitive product liabilities	$647,711

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

In Force - Life Insurance Segment

	December 31,
	2011	2010	2009
	(Dollars in thousands, except face amounts in millions)
Number of policies - traditional life	352,274	349,009	342,791
Number of policies - universal life	58,115	56,835	55,729
Face amounts - traditional life	$38,235	$36,201	$33,685
Face amounts - universal life	5,482	5,204	4,980
Traditional insurance reserves	1,549,886	1,489,858	1,436,195
Interest sensitive reserves	647,711	630,956	629,087

Corporate and Other Segment

The Corporate and Other segment includes (i) advisory services for the management of investments and other companies; (ii) marketing and distribution services for the sale of mutual funds and insurance products not issued by us; (iii) leasing services, primarily with affiliates; (iv) closed blocks of variable annuity, variable life and accident and health products; (v) interest expense and (vi) investments and related investment income not specifically allocated to our product segments.

We discontinued underwriting new sales of variable products during 2010 and terminated new sales with our variable alliance partners in 2010 and 2011. We continue to receive premiums from sales that occurred prior to this change. Variable premiums collected were $79.9 million in 2011, $104.0 million in 2010 and $103.4 million in 2009. During 2010, we began selling variable products underwritten by a large well-known insurance company with variable product expertise. We earn fees from the sale of brokered products, which are reported as other income. A portion of these revenues are passed on to the agents as commissions for the underlying sales. The decision to discontinue underwriting variable products was made because we lacked the scale necessary to generate acceptable returns and be competitive in this product line over time. The existing in force business remains on our books and we continue to administer this business.

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

Primary Reinsurers as of December 31, 2011

Reinsurer	A.M. Best Rating	Amount of In Force Ceded	Reserve Credit
		(Dollars in millions)
Swiss Re Life & Health America Inc.	A+	$3,855.3	$11.9
RGA Reinsurance Company	A+	3,312.6	21.6
Generali USA Life Reassurance Company	A-	2,486.7	7.4
Employers Reassurance Corporation	A-	407.2	0.3
Scottish Re (1)	NR	357.2	3.5
All other (9 reinsurers)	A- to A++	612.5	22.4
Total		$11,031.5	$67.1

(1) New business with Scottish Re was terminated in early 2007, following difficulties at that company and related ratings downgrades. Scottish Re continues to meet its reinsurance obligation with us in a normal fashion.

In addition, we have an annual 100% quota share accidental death reinsurance agreement. Coverage includes all acts of terrorism including those of a nuclear, chemical or biological origin. Coverage is subject to an annual aggregate retention of $12.0 million. A maximum occurrence limit of $50.0 million applies to policies written on agents of the Company who are participating in Company-sponsored incentive trips. All other occurrence catastrophes are unlimited in amount.

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

Insurer Financial Strength Ratings	Rating	Source	Outlook
Farm Bureau Life Insurance Company	A - (Excellent)	A.M. Best	Stable
Farm Bureau Life Insurance Company	A - (Strong)	Standard & Poor's	Stable

Credit Ratings
FBL Financial Group, Inc.	bbb-	A.M. Best	Stable
FBL Financial Group, Inc.	BBB-	Standard & Poor's	Stable

A.M. Best has 16 financial strength ratings assigned to insurance companies, which currently range from A++ (Superior) to S (Suspended). Standard & Poor's has eight financial strength ratings assigned to solvent insurance companies, ranging from "AAA" (Extremely Strong) to "CC" (Extremely Weak).

A.M. Best's long-term credit ratings range from aaa (exceptional) to d (in default). A + or - may be appended to ratings from aa to ccc to indicate relative position within a category. A rating of bbb- or above is considered investment grade. Standard & Poor's long-term credit ratings range from "AAA" (extremely strong) to "D" (payment default). A rating of "BBB" or above is considered investment grade. As of the date of this filing, both A.M. Best and Standard & Poor's have the life/health industry on a stable rating outlook.

We operate in a highly competitive industry. Insurers compete based primarily upon price, service level and the financial strength of the company. The operating results of companies in the insurance industry historically have been subject to significant fluctuations due to competition, economic conditions, interest rates, investment performance, maintenance of insurance ratings from rating agencies and other factors. We believe our ability to compete with other insurance companies is dependent upon, among other things, our ability to attract and retain agents to market our insurance products, our ability to develop competitive and profitable products and our ability to maintain good or better ratings from rating agencies. In connection with the development and sale of our products, we encounter significant competition from other insurance companies, and other financial institutions, such as banks and broker/dealers, many of which have financial resources substantially greater than ours.

Regulation

Our insurance subsidiary is subject to government regulation in each of the states in which it conducts business. This regulatory authority is vested in state agencies having broad administrative power dealing with all aspects of the insurance business, including rates, policy forms and capital adequacy, and is concerned primarily with the protection of policyholders rather than stockholders. Our variable insurance products, investment advisor, broker/dealer and certain licensed agents are also subject to regulation by the SEC, FINRA and state agencies.

Legislation has been introduced in Congress in the past which could result in the federal government assuming regulation of all or part of the insurance industry. In light of ongoing legislative developments, the National Association of Insurance Commissioners (NAIC) and state insurance regulators continue to reexamine existing laws and regulations, accounting policies and procedures, specifically focusing on insurance company investments and solvency issues, market conduct, risk-adjusted capital guidelines, enterprise risk management guidelines, interpretations of existing laws, the development of new laws, the implementation of non-statutory guidelines and the circumstances under which dividends may be paid. We do not believe the adoption of any of the current NAIC initiatives will have a material adverse impact on us; however, we cannot predict the form of any future proposals or regulation.

The insurance regulatory framework has been under examination, and certain state legislatures have considered or enacted laws that alter, and in many cases increase, state authority to regulate insurance companies and insurance holding company systems.

Although Dodd-Frank legislation has now passed its first anniversary, many key rules have yet to be formalized, some of which might have an impact on insurers. The Federal Insurance Office (FIO) has been established to collect information about the insurance industry and its mandate covers a wide variety of topics.

The Affordable Care Act was designed to provide universal health care to everyone in the United States. While our exclusive agents sell health insurance, those products are manufactured by unrelated third parties. While we anticipate there will be substantial changes ahead for companies who actually provide the coverage sold by our agents, we do not anticipate an immediate impact on our business as a result of the changes that have already gone into effect. The biggest changes to the Company as a result of the Affordable Care Act are those changes faced as an employer. We are carefully studying the impact of the new legislation but most of it has not yet gone into effect. We are studying how the changes will affect us as an employer and will take steps that are required, with an eye towards providing benefits commensurate with those of our competitors, and consistent with what we have provided our employees in the past.

Employees

At December 31, 2011, we had 1,570 employees. A majority of our employees, including the executive officers, also provide services to Farm Bureau Property & Casualty Insurance Company and other affiliates pursuant to management agreements. None of our employees are members of a collective bargaining unit.

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

Our results of operations are materially affected by conditions in the financial markets and the economy. The U.S. economy and financial markets continue to challenge the life insurance and annuity industries. However, recent economic data indicates growth. In the financial markets, strong liquidity, strong corporate profitability and modest economic growth continue to support fundamental credit quality. Corporate credit default rates declined during the past two years and conditions are expected to remain favorable into 2012.

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

As described in "Item 7. Liquidity and Capital Resources" of this Form 10-K, our life insurance subsidiary has historically generated positive cash flow as measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. At December 31, 2011, we believe the probability we would have to sell investments in an unrealized loss position to meet cash flow needs is remote. See "Item 7. Financial Condition" and Note 3 to our consolidated financial statements included in Item 8 for details regarding the unrealized gains and losses on our fixed maturity securities.

Capital requirements depend on factors including accumulated statutory earnings of our life insurance subsidiary, statutory capital and surplus of our life insurance subsidiary, the rate of sales growth of our products, aggregate reserve levels and the levels of credit risk and/or interest rate risk in our invested assets. In order to support these capital requirements, we may need to increase or maintain the statutory capital and surplus of our life insurance subsidiary through additional financings, which could include debt, equity or other transactions.

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

We manage our capital level to be consistent with statutory and rating agency requirements. As of December 31, 2011, we estimate that we have sufficient capital in our life insurance subsidiary to meet our rating objectives. However, this capital may not be sufficient if significant future losses are incurred and access to additional capital is limited.

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

Certain market sectors remain somewhat dislocated following periods of volatile and illiquid market conditions over the past several years, increasing the difficulty in valuing certain instruments, as trading has been less frequent and/or market data less observable. As a result, certain valuations require greater estimation and judgment as well as more complex valuation methods. These values may not ultimately be realizable in a market transaction, and such values may change rapidly as market conditions change and valuation assumptions are modified.

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

We are subject to the risk that the issuers of fixed maturity securities and other debt securities in our portfolio (other than U.S. agency securities), and borrowers on our commercial mortgages, will default on principal and interest payments, particularly in the event of a major downturn in economic activity. As of December 31, 2011, we held $5.6 billion of fixed income securities, $0.3 billion of which represented below-investment grade holdings. Of these below-investment grade holdings, 95.2% were acquired as investment grade holdings but, as of December 31, 2011, had been downgraded to below investment grade. An increase in defaults on our fixed maturity securities and commercial mortgage loan portfolios could harm our financial strength and reduce our profitability.

The concentration of our investment portfolios in any particular industry, group of related industries or geographic sector could have an adverse effect on our investment portfolios and, consequently, on our results of operations and financial position. As of December 31, 2011, we held $0.3 billion of fixed income securities in European countries, representing 5% of our investment portfolio. Our largest exposures are in the United Kingdom and the Netherlands, with 42% and 18% of the balance, respectively.

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

A key component of our financial results is the investment spread. A narrowing of investment spreads would adversely affect operating results. Although we have the right to adjust interest crediting rates on a substantial portion of our business in force, changes to crediting rates may not be sufficient to maintain targeted investment spreads in all economic and market environments. Our ability to lower crediting rates is subject to minimum crediting rates filed with and approved by state regulators. In addition, competition and other factors, including the potential for increases in surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid the narrowing of spreads under certain market conditions.

See "Item 7. Market Risks of Financial Instruments" for further discussion of our interest rate risk exposure and information regarding our asset-liability management program to help mitigate our exposure to interest rate risk.

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

As a holding company, we depend on our subsidiaries for funds to meet our obligations, but our life insurance subsidiary's ability to make distributions to us is limited by law, and could be affected by minimum risk-based capital requirements.

As a holding company, we rely on dividends from subsidiaries to assist in meeting our obligations. The ability of our subsidiaries to pay dividends or to make other cash payments in the future may materially affect our ability to satisfy our parent company payment obligations, including debt service and dividends on our common stock.

The ability of our life insurance subsidiary, Farm Bureau Life, to pay dividends to the parent company is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. The annual dividend limitation is defined under the Iowa Insurance Holding Company Act as any dividend or distribution of cash or other property whose fair value, together with that of other dividends made within the preceding 12 months, exceeds the greater of (i) 10% of adjusted policyholders' surplus as of the preceding year-end, or (ii) the statutory net gain from operations of the insurer for the preceding calendar year. During 2012, the maximum amount legally available for distribution to FBL Financial Group, Inc., without further regulatory approval, is $87.8 million from Farm Bureau Life.

In addition, the Farm Bureau Life is subject to the risk-based capital (RBC) requirement of the NAIC set forth in the Risk-Based Capital for Insurers Model Act. The main purpose of the Model Act is to provide a tool for insurance regulators to evaluate the capital of insurers relative to the risks assumed by them and determine whether there is a need for possible corrective action. U.S. insurers and reinsurers are required to report the results of their RBC calculations as part of the statutory annual statements filed with state insurance regulatory authorities.

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

Ratings are an important factor in establishing the competitive position of insurance companies. If our ratings were lowered, our ability to market products to new customers could be harmed and existing policyholders might cancel their policies or withdraw the cash values of their policies. These events, in turn, could have a material adverse effect on our financial results and liquidity. Our ratings reflect the agency's opinions as to the financial strength, operating performance and ability to meet obligations to policyholders of our insurance company subsidiary. There is no assurance that a credit rating will remain in effect for any given period of time or that a rating will not be reduced, suspended or withdrawn entirely by the rating agency, if in the rating agency's judgment, circumstances so warrant. See "Item 1. Business - Ratings and Competition" for a summary of our current ratings.

All segments of our business are highly regulated and these regulations or changes in them could affect our profitability.

We are subject to regulation under applicable insurance statutes and regulations in the various states in which our life subsidiary operates. Insurance regulation is intended to provide safeguards for policyholders, insurance companies and their holding companies. Regulators oversee matters relating to sales practices, policy forms, claims practices, types and amounts of investments, reserve adequacy, insurer solvency, minimum amounts of capital and surplus, transactions with related parties, changes in control and payment of dividends. State insurance regulators continually reexamine existing laws and regulations, and may make changes in the future.

As noted above, our life subsidiary is subject to the NAIC's RBC requirements which are used by state insurance regulators as an early warning tool to identify deteriorating or weakly capitalized insurance companies for the purpose of initiating regulatory action.

Although the federal government does not directly regulate the business of insurance, federal laws which include pension regulation, discrimination, financial services regulation, securities regulation and federal taxation, can significantly affect the insurance business. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies. Dodd-Frank established the Federal Insurance Office within the Department of Treasury to collect information about the insurance industry, recommend prudential standards and represent the U.S. in dealings with foreign insurance regulators. The regulatory framework at the state and federal level applicable to our insurance products is evolving and could affect the design of such products and our ability to sell certain products. Any changes in these laws and regulations could materially and adversely affect our business, financial condition or results of operations.

While the Affordable Care Act will have a substantial impact on the health care industry, we do not anticipate it directly affecting our insurance business. It is likely to have an impact on our captive agents who sell health insurance products and on our organization as an employer, but the impact has been minimal, to date. The extent of any impact of Dodd-Frank on our industry or on us as an employer will depend primarily on regulations that have not yet been adopted. Captive agents who are also registered representatives of our affiliated broker-dealer may be affected by proposed rules that would create an as-yet undefined fiduciary relationship between the registered representative and their customers. It is too early to tell what effect there will be until the rule making process has been completed.

Our investment management subsidiary is a federally registered investment adviser with the SEC. This entity manages funds for affiliated entities and non-affiliated organizations. In addition, the investment adviser manages our separate accounts, which are registered as investment companies under the Investment Company Act. Our registered separate accounts are themselves highly regulated under the Investment Company Act. In addition, our broker-dealer subsidiary is registered with the SEC and is subject to regulation under the Exchange Act and various state laws, and is a member of and subject to regulation by FINRA. Registered representatives sell variable products and mutual funds through our broker/dealer subsidiary and are regulated by the SEC and FINRA and are further subject to applicable state laws. We cannot predict the effect that any proposed or future legislation or rule making by the SEC, FINRA or the states will have on our financial condition or operational flexibility.

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. From time to time, we are required to adopt new or revised accounting standards. It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse affect on our financial condition and results of operations. The impact of accounting pronouncements that have been issued but not yet implemented, including new guidance regarding accounting for deferred acquisition costs, is discussed in Note 1 to our consolidated financial statements included in Item 8.
Inaccuracies in assumptions regarding future persistency, mortality and interest rates used in pricing our products and calculating reserve amounts and deferred acquisition costs could have a material adverse impact on our financial results.

The process of pricing products and calculating reserve amounts and deferred acquisition costs for an insurance organization involves the use of a number of assumptions including those related to persistency (how long a contract stays with the company), mortality (the relative incidence of death in a given time) and interest rates (the rates expected to be paid or received on financial instruments, including insurance or investment contracts). Actual results could differ significantly from those assumed. Inaccuracies in one or more of these assumptions could have a material adverse impact on our results of operations.

We may be required to accelerate the amortization of deferred acquisition costs, which could adversely affect our results of operations or financial condition.

Deferred acquisition costs (DAC) represents the costs that vary with and are related primarily to the acquisition of new and renewal insurance and annuity contracts, and we amortize these costs over the expected lives of the contracts. We test the DAC recorded on our consolidated balance sheet to determine if these amounts are recoverable under current assumptions. In addition, we regularly review the estimates and assumptions underlying DAC for those products for which we amortize DAC in proportion to gross profits. Given changes in facts and circumstances, these tests and reviews could lead to reductions in DAC that could have an adverse effect on the results of our operations and our financial condition. Increases in actual or expected future withdrawals or surrenders and investment losses, which are more likely in a severe economic recession, would result in an acceleration of DAC amortization. In addition, significant or sustained equity and bond market declines could result in an acceleration of DAC amortization related to variable annuity and variable universal life contracts.

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

Farm Bureau Life's business relies significantly upon the maintenance of our right to use the Farm Bureau and FB trade names and related trademarks and service marks which are controlled by the American Farm Bureau Federation and state Farm Bureau organizations. See discussion under "Item 1. Business - Marketing and Distribution - Affiliation with Farm Bureau" for information regarding these relationships and circumstances under which our access to the Farm Bureau membership base and use of the Farm Bureau and FB designations could be terminated. We believe our relationship with the Farm Bureaus provides a number of advantages. Farm Bureau organizations in our marketing territory tend to be well known and long established, have active memberships and provide a number of member benefits other than financial services. The strength of these organizations provides enhanced prestige and brand awareness for our products and increased access to Farm Bureau members. The loss of the right to use these designations in a key state or states could have a material adverse effect on operating results.

Our relationship with Farm Bureau organizations could result in conflicts of interests.

Our business and operations are interrelated to a degree with that of the American Farm Bureau Federation, its affiliates, and state Farm Bureaus. The overlap of the business, including service of certain common executive officers and directors of the Company and the state Farm Bureau organizations, may give rise to conflicts of interest among these parties. Conflicts could arise, for example, with respect to business dealings among the parties, the use of a common agency force, the sharing of employees, space and other services and facilities under intercompany agreements, and the allocation of business opportunities between them. Conflicts of interest could also arise between the Company and the various state Farm Bureau organizations in our life-only states, some of whose presidents serve as directors of the Company, and which control their state affiliated property-casualty insurance company, with respect to the use of the common agency force. We have adopted a conflict of interest policy which requires a director to disclose to the Board of Directors and any appropriate committee of the Board, the existence of any transaction or proposed transaction in which the Director has a direct or indirect interest, and the material facts relating thereto. In addition, a majority of our directors are independent and our Audit, Compensation and Governance committees all consist solely of independent directors.

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

We compete to attract and retain exclusive agents for Farm Bureau Life. Intense competition exists for persons with demonstrated ability. We compete primarily on the basis of our reputation, products, compensation, support services, rating agency ratings and financial position. Sales and our results of operations and financial condition could be materially adversely affected if we are unsuccessful in attracting and retaining agents.

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

We are occasionally involved in litigation, both as a defendant and as a plaintiff. In addition, state regulatory bodies, such as state insurance departments, the SEC, FINRA, the Department of Labor and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, the Employee Retirement Income Security Act of 1974 and laws governing the activities of broker-dealers. Companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims. Moreover, we are subject to the risks of errors and misconduct by our appointed agents, such as fraud, non-compliance with policies and recommending transactions that are not suitable. While we are not a party to any lawsuit that we believe will have a material adverse effect on our business, financial condition or results of operations, there can be no assurance that such litigation, or any future litigation, will not have such an effect, whether financially, through distraction of our management or otherwise.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal operations are conducted from property leased from a subsidiary of the Iowa Farm Bureau Federation under a 10 year operating lease that expires in 2021, with automatic five-year extensions unless terminated by one of the parties at least six months prior to the expiration date. Currently, the property leased primarily consists of approximately 174,000 square feet of a 400,000 square foot office building in West Des Moines, Iowa. We consider the current facilities to be adequate for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

Information required for Item 3 is incorporated by reference from the discussion in Note 12 to our consolidated financial statements included in Item 8.

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Market and Dividend Information

The Class A common stock of FBL Financial Group, Inc. is traded on the New York Stock Exchange under the symbol FFG. The following table sets forth the cash dividends per common share and the high and low prices of FBL Financial Group Class A common stock as reported in the consolidated transaction reporting system for each quarter of 2011 and 2010.

Class A Common Stock Data (per share)	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
2011
High	$31.92	$32.30	$33.32	$36.93
Low	27.25	28.36	24.60	24.50
Dividends declared and paid	0.0625	0.0625	0.0625	0.1000
2010
High	$25.21	$28.17	$26.92	$29.50
Low	16.82	20.81	19.51	25.06
Dividends declared and paid	0.0625	0.0625	0.0625	0.0625

There is no established public trading market for our Class B common stock. As of January 26, 2012, there were approximately 5,800 holders of Class A common stock, including participants holding securities under the name of a broker (i.e., in "street name"), and 24 holders of Class B common stock.

Class B common stockholders receive dividends at the same rate as that declared on Class A common stock. We intend to declare regular quarterly cash dividends in the future, subject to the discretion of the Board of Directors, which depends in part upon general business conditions, legal restrictions and other factors the Board of Directors deems relevant. It is anticipated the quarterly dividend rate through the first quarter of 2012 will remain at $0.10 per common share.

For restrictions on dividends, see "Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources" included in Item 7.

Comparison of Five-Year Total Return

Total Return Performance
Index Value
120
100
80
60
40
20
12/31/06
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
FBL Financial Group, Inc.
S&P 500
S&P 500 Life & Health Insurance Index

	Period Ending
	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
FBL Financial Group, Inc.	$100.00	$89.50	$41.12	$52.24	$81.69	$97.85
S&P 500 Index	100.00	105.49	66.46	84.05	96.71	98.76
S&P 500 Life & Health Insurance Index	100.00	111.00	57.37	66.30	83.04	65.84

Source: SNL Financial LC

The performance graph shows a comparison of the cumulative total return over the past five years of our Class A common stock, the S&P 500 Index and the S&P 500 Life and Health Insurance Index. The graph plots the changes in value of an initial $100 investment, assuming reinvestment of dividends.

Issuer Purchases of Equity Securities

The following table sets forth issuer purchases of equity securities for the quarter ended December 31, 2011.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) (1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2011 through October 31, 2011	—	$—	Not applicable	Not applicable
November 1, 2011 through November 30, 2011	131,378	31.36	131,378	$195,879,699
December 1, 2011 through December 31, 2011	281,597	33.73	281,597	$186,380,752
Total	412,975	$32.98

(1)
Activity in this table represents Class A common shares repurchased by Company in connection with the repurchase plan announced on October 7, 2011. The plan authorized us to make up to $200.0 million in repurchases of Class A common stock in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. Completion of the program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares, if any, that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

	As of or for the year ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except per share data)
Consolidated Statement of Income Data (1)
Interest sensitive product charges	$97,103	$93,881	$88,757	$88,138	$85,432
Traditional life insurance premiums	168,519	162,056	154,154	145,851	140,981
Net investment income	343,310	324,540	303,486	287,273	295,028
Realized gains (losses) on investments	(8,296)	11,576	(30,660)	(68,662)	8,296
Total revenues	618,337	606,342	533,209	477,772	556,276

Income from continuing operations	55,324	84,323	50,348	1,400	67,080
Income (loss) from discontinued operations	(24,042)	36,252	19,344	(19,620)	19,210
Net income (loss)	$31,282	$120,575	$69,692	$(18,220)	$86,290

Earnings (loss) per common share:
Income from continuing operations	$1.80	$2.77	$1.67	$0.04	$2.25
Income (loss) from discontinued operations	(0.79)	1.19	0.65	(0.66)	0.65
Earnings (loss) per common share	$1.01	$3.96	$2.32	$(0.61)	$2.90
Earnings (loss) per common share - assuming dilution:
Income from continuing operations	$1.77	$2.74	$1.67	$0.04	$2.21
Income (loss) from discontinued operations	(0.77)	1.18	0.64	(0.66)	0.63
Earnings (loss) per common share - assuming dilution	$1.00	$3.92	$2.31	$(0.61)	$2.84

Cash dividends	$0.2875	$0.2500	$0.3125	$0.5000	$0.4800
Weighted average common shares outstanding - assuming dilution	31,215,023	30,718,616	30,201,476	29,893,909	30,321,617

Consolidated Balance Sheet Data (1)
Total investments	$6,397,195	$5,853,341	$5,024,876	$4,657,154	$4,702,460
Assets held in separate accounts	603,903	675,586	630,094	516,438	760,864
Total assets	8,225,909	15,334,100	14,259,341	14,060,814	13,927,859
Long-term debt	146,968	271,168	371,084	371,005	316,930
Total liabilities	6,947,728	14,187,686	13,388,064	13,802,353	13,024,877
Total stockholders' equity (2)	1,278,181	1,146,414	871,277	258,461	902,982
Book value per common share (2)	41.60	36.95	28.49	8.46	29.98

Notes to Selected Consolidated Financial Data
(1)	Certain amounts from 2007 through 2010 have been restated due to the sale of our subsidiary, EquiTrust Life Insurance Company, on December 30, 2011.

(2)
Amounts are impacted by accumulated other comprehensive income (loss) totaling $149.6 million in 2011, $39.9 million in 2010, ($118.7) million in 2009, ($649.8) million in 2008 and ($36.3) million in 2007. These amounts are net of deferred income taxes and other adjustments for assumed changes in the amortization of deferred acquisition costs, unearned revenue reserve and value of insurance in force acquired.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When reading the following Management's Discussion and Analysis of Financial Condition and Results of Operations, please refer to our consolidated financial statements and related notes included in Item 8, "Financial Statements and Supplementary Data," of this report. Unless noted otherwise, all references to FBL Financial Group, Inc. (we or the Company) include all of its direct and indirect subsidiaries, including its life insurance subsidiary Farm Bureau Life Insurance Company (Farm Bureau Life).

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

Overview and Profitability

We sell individual life insurance and annuity products through an exclusive distribution channel. Our exclusive agency force consists of 1,937 Farm Bureau agents and managers operating in the Midwestern and Western sections of the United States. Several subsidiaries support various functional areas of Farm Bureau Life and other affiliates, by providing investment advisory, marketing and distribution, and leasing services. In addition, we manage two Farm Bureau affiliated property-casualty companies.

Our profitability is primarily a factor of:

•	The volume of our life insurance and annuity business in force, which is driven by the level of our sales and the persistency of the business written.
•	The amount of spread (excess of net investment income earned over interest credited) we earn on contract holders' general account balances.
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

•	Our ability to manage the level of our operating expenses.
•	Actual experience and changes in assumptions for expected surrender and withdrawal rates, mortality and spreads used in the amortization of deferred acquisition costs.

Our profitability is also impacted by changes in accounting guidance that impact the timing of profit recognition. During the first quarter of 2012 we will be adopting new guidance that will reduce the deferral of costs associated with the issuance of life insurance and annuity products which will increase the amount of such expenses recognized in the current year, and reduce the amount of amortization in future years. We currently estimate that the impact upon adoption will be to reduce stockholders' equity by approximately $75.8 million at December 31, 2011, $101.7 million at December 31, 2010 and $117.1 million at December 31, 2009. Net income from continuing operations is expected to be reduced by $3.1 million ($0.10 per basic and diluted common share) for 2011, $3.3 million ($0.11 per basic and diluted common share) for 2010 and $4.1 million ($0.14 per basic common share and $0.13 per diluted common share) for 2009. Net income (loss) from discontinued operations is expected to increase for 2011 due to a decrease in the loss recognized on the sale of EquiTrust Life by $12.6 million ($0.41 per basic common share and $0.40 per diluted common share). Net income from discontinued operations will decrease $1.7 million ($0.05 per basic and diluted common share) for 2010 and $1.0 million ($0.03 per basic and diluted common share) for 2009.

In addition to the impact from the adoption of the guidance above, the accounting standards setting bodies are currently working on a project evaluating the accounting for insurance contracts, which may significantly impact the timing of profit emergence for those products. It is uncertain what the outcome of that project will be or when it will be completed.

Impact of Recent Business Environment

Economic data, in general, surpassed expectations at year-end 2011, and initial Gross Domestic Product estimates indicate the United States economy expanded in the fourth quarter at its fastest pace for the year. Consumer activity suggests improving confidence, while measures of business sentiment and activity reflect a favorable environment. Housing statistics suggest the sector experienced modest improvement late in the year, which is normally a seasonally slow period. In addition, multiple labor market indicators suggest a developing upswing, which is encouraging as employment growth can provide a powerful reinforcement to economic growth.
Our business generally benefits from moderate to strong economic expansion. Conversely, a lackluster economic recovery characterized by higher unemployment, lower family income, lower consumer spending, muted corporate earnings growth and lower business investment, could adversely impact the demand for our products in the future. We also may experience a higher incidence of claims, lapses or surrenders of policies. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations, cash flows or financial condition.
Bond yields generally finished lower for the year, as declining U.S. Treasury yields offset widening credit spreads. The yield curve remained moderately steep at year-end with low short-term interest rates, making our annuity products competitive relative to bank-issued certificates of deposit. Strong liquidity and favorable corporate profitability continue to support fundamental credit quality. In the securitized markets, yields for asset-backed securities generally declined given continued strong investor demand amidst improving consumer fundamentals. Yields for residential mortgage-backed securities are moderately attractive, while yields on high quality commercial mortgage-backed securities declined during the year. Structured product yields, however, remain relatively attractive compared to corporate yields.
The fair value of our investment portfolio fluctuated during 2011 with the fluctuation in market yields. Additionally, certain sectors remain somewhat dislocated, making it difficult to value some securities. As a result, certain valuations require greater estimation and judgment, as well as valuation methods that are more complex. These values may not ultimately be realizable in a market transaction, and such values may change rapidly as market conditions change and valuation assumptions are modified. See Note 3 to our consolidated financial statements for details on the nature of our net unrealized gain position and Note 5 for discussion of our valuation methods.
Our products generally place strain on statutory capital when sold and add to capital in subsequent years. We maintain capital levels in accordance with certain statutory and rating agency requirements, and since early 2009 have continued to improve our capital levels. See the "Liquidity and Capital Resources" section below for additional details regarding our capital position.

Results of Operations for the Three Years Ended December 31, 2011

	Year ended December 31,
	2011	2010	2009
	(Dollars in thousands, except per share data)
Revenues	$618,337	$606,342	$533,209
Benefits and expenses	543,818	484,130	459,490
	74,519	122,212	73,719
Income taxes	(20,479)	(41,348)	(24,121)
Equity income	1,284	3,459	750
Net income of continuing operations	55,324	84,323	50,348
Loss on sale of subsidiary	(68,507)	—	—
Income from discontinued operations	44,465	36,252	19,344
Net Income	31,282	120,575	69,692
Net loss attributable to noncontrolling interest	(6)	78	143
Net income attributable to FBL Financial Group, Inc.	$31,276	$120,653	$69,835

Earnings per common share
Continuing operations	$1.80	$2.77	$1.67
Discontinued operations	(0.79)	1.19	0.65
Income available to common stockholders	$1.01	$3.96	$2.32

Earnings per common share - assuming dilution
Continuing operations	$1.77	$2.74	$1.67
Discontinued operations	(0.77)	1.18	0.64
Income available to common stockholders	$1.00	$3.92	$2.31

Other data
Premiums collected, net of reinsurance	$678,893	$634,523	$611,669

Life insurance in force, end of year (in millions)	49,779	48,387	46,025
Life insurance lapse rates	6.8%	6.3%	6.8%
Traditional annuity withdrawal rates	4.6%	5.0%	4.3%

Premiums collected represents cash premiums received on life insurance policies and deposits on annuity and universal life-type products. Premiums collected is not a measure used in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). See Note 15 to our consolidated financial statements included in Item 8 for a discussion of the most comparable GAAP financial measures and, as applicable, a reconciliation to such GAAP measures. We use premiums collected to measure the productivity of our agents. See the "Segment Information" section that follows for additional discussion of our premiums collected.

The lapse and withdrawal rates changed in 2011 and 2010 due to normal fluctuations and remain within our expected levels.

Net Income Attributable to FBL Financial Group, Inc.

Net income attributable to FBL Financial Group, Inc. (FBL Net Income) was $31.3 million for 2011 compared to $120.7 million in 2010 and $69.8 million in 2009. As discussed in detail below, net income decreased in 2011 primarily due to the sale of our wholly-owned subsidiary, EquiTrust Life Insurance Company (EquiTrust Life), a related loss on debt redemption and increased mortality experience. These items were partially offset by improved results of the discontinued operations and increases in spreads earned and the volume of business in force on our continuing operations. Net income improved in 2010 primarily due to the impact of net realized gains/losses on investments, an improvement in the results of our discontinued

operations, and increases in spreads earned and the volume of business in force on our continuing operations.

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

Sale of EquiTrust Life Insurance Company and Notes Redemptions

We sold our wholly-owned subsidiary EquiTrust Life for $465.3 million in an all cash transaction that closed on December 30, 2011. The sales price reflects adjustments to the initial closing price determined on the closing date and is potentially subject to further post closing adjustments based on a final statutory net worth reconciliation. The transaction resulted in an after-tax loss on the sale of $68.5 million, or $2.23 per basic and $2.19 per diluted common share. The loss consists of the sales price less the net book value of the entity and one-time transaction costs and termination benefits totaling $12.5 million, before tax.

The sale allows us to exit the annuity business sold through the independent distribution channel, which represents a majority of EquiTrust Life's operations, focus on our core Farm Bureau Life operations and undertake certain capital management initiatives. While EquiTrust Life was sold in its entirety, Farm Bureau Life is assuming a limited portion of the EquiTrust Life business related to variable universal life and variable annuity products distributed through various unaffiliated third parties, as well as a small amount of fixed life and annuity products. The business component sold (herein described as “the EquiTrust Life Business”) encompassed our former Traditional Annuity - Independent segment and a smaller portion of our remaining Life Insurance and Corporate and Other segments.

As a result of the sale, the operations of the component sold and the related loss on sale are reflected as discontinued operations for all periods presented, with financial information removed from the discussion that follows unless otherwise noted. Income generated from discontinued operations increased 22.7% in 2011 to $44.5 million and 87.4% in 2010 to $36.2 million. The increase in 2011 was primarily due to the impact of realized gains on investments and changes in assumptions used in the calculation of deferred acquisition costs (unlocking). The increase in 2010 was primarily due to an increase in spreads earned and the impact of unlocking.

In connection with the EquiTrust Life sale, we are undertaking certain capital management actions, including the redemption of $225.0 million of our long-term debt in accordance with the mandatory redemption provisions of the underlying notes. This includes $50.0 million Senior Notes with our affiliate, Farm Bureau Property & Casualty Insurance Company (Farm Bureau Property & Casualty), which was extinguished on December 30, 2011. The remaining $175.0 million of unaffiliated debt was extinguished on January 30, 2012, at the make-whole redemption price of $210.9 million. On December 30, 2011, we exercised the provisions of the trust indentures and deposited $211.6 million into two irrevocable defeasance trusts for the principal, accrued interest and estimated make-whole premium. The trust funds were not withdrawable by us, and the note holders were paid from assets in the trusts on January 30, 2012.

The make-whole redemption premium was based on U.S. Treasury yields and considered an embedded derivative. This derivative liability had a fair value of $33.1 million at December 31, 2011. This change in fair value is reported as loss on debt redemption in continuing operations. See the "Liquidity and Capital" section that follows and Note 8 to our consolidated financial statements for additional details on our debt and capital management initiatives.

Nonrecurring Gains from Refinements to Estimates

In 2011, refinements were made to the methods and assumptions used to calculate the amortization of value of insurance in force and deferred acquisition costs. Refinements were also made to the calculation of reserves for certain traditional life contracts in 2010 and for certain interest sensitive life insurance and annuity contracts in 2009. These refinements, along with associated adjustments to deferred acquisition costs and taxes, as applicable, resulted in an increase to after tax net income from continuing operations of $5.0 million ($0.16 per basic and diluted common share) in 2011, $3.0 million ($0.10 per basic and diluted common share) in 2010 and $7.2 million ($0.24 per basic and diluted common share) in 2009.

Spreads Earned on our Universal Life and Individual Traditional Annuity Products

	Year ended December 31,
	2011	2010	2009
Weighted average yield on cash and invested assets	6.29%	6.31%	6.22%
Weighted average interest crediting rate	3.55%	3.78%	4.01%
Spread	2.74%	2.53%	2.21%

The weighted average yield on cash and invested assets represents the yield on cash and investments backing the universal life and traditional annuity products net of investment expenses. The yield also includes losses relating to our interest rate swap program for certain individual traditional annuities. In 2009, the weighted average crediting rate and spread are computed excluding the impact of refining certain reserve estimates. See the "Segment Information" section that follows for further discussion of our spreads.

Impact of Unlocking

	Year ended December 31,
	2011	2010	2009
	(Dollars in thousands, except per share data)
Amortization of deferred acquisition costs	$(2,467)	$1,689	$3,084
Amortization of value of insurance in force acquired	408	4	756
Amortization of unearned revenues	(193)	(220)	211
Increase (decrease) to pre-tax income	$(2,252)	$1,473	$4,051
Impact per common share (basic and diluted)	$(0.05)	$0.03	$0.09

We periodically revise the key assumptions used in the calculation of the amortization of deferred acquisition costs, value of insurance in force acquired and unearned revenues for participating life insurance, variable and interest sensitive products, as applicable, through an "unlocking" process. Revisions are made based on historical results and our best estimate of future experience. The impact of unlocking is recorded in the current period as an increase or decrease to amortization of the respective balances. While the unlocking process can take place at any time, as needs dictate, the process typically takes place annually with different blocks of business unlocked each quarter. The impact in 2011, 2010 and 2009 was primarily due to updating the amortization models for assumptions relating to withdrawal rates, earned spreads, mortality and the current volume of business in force. See the "Segment Information" section that follows for additional discussion of our unlocking adjustments.

Impact of Operating Adjustments on FBL Net Income

	Year ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Realized gains (losses) on investments	$(8,296)	$11,576	$(30,660)
Change in net unrealized gains/losses on derivatives	445	4,386	4,653
Change in amortization of:
Deferred acquisition costs	356	(3,273)	(2,059)
Value of insurance in force acquired	(46)	(137)	(13)
Unearned revenue reserve	10	49	(66)
Loss on debt redemption	(33,176)	—	—
Income tax offset	14,249	(4,409)	9,852
Net impact of operating income adjustments on continuing operations	(26,458)	8,192	(18,293)
Net impact of discontinued operations	(24,042)	36,252	19,344
Net impact of operating income adjustments	$(50,500)	$44,444	$1,051

	Year ended December 31,
	2011	2010	2009
	(Dollars in thousands, except per share data)
Summary of adjustments noted above after offsets and income taxes:
Realized gains/losses on investments	$(5,825)	$5,899	$(20,025)
Change in net unrealized gains/losses on derivatives	931	2,293	1,732
Loss on debt redemption	(21,564)	—	—
Net impact of discontinued operations	(24,042)	36,252	19,344
Net impact of operating income adjustments	$(50,500)	$44,444	$1,051
Net impact per common share - basic	$(1.64)	$1.46	$0.03
Net impact per common share - assuming dilution	$(1.62)	$1.45	$0.03

As noted in the "Segment Information" section that follows, we use both net income (loss) and operating income to measure our operating results. Operating income for the years covered by this report equals net income (loss), excluding the impact of realized gains and losses on investments, discontinued operations, debt redemption and the change in net unrealized gains and losses on derivatives. The rationale for excluding these items from operating income is explained in Note 15 to our consolidated financial statements.

Changes in FBL Net Income

	Year ended December 31,
	2011 vs. 2010	2010 vs. 2009
	(Dollars in thousands)
Premiums and product charges	$9,685	$13,026
Net investment income	18,770	21,054
Realized gains/losses on investments	(19,872)	42,236
Other income and other expenses	2,542	(2,719)
Interest sensitive products benefits	(15,494)	(13,917)
Traditional life insurance policy benefits	(11,238)	(7,765)
Underwriting, acquisition and insurance expenses	56	(4,247)
Interest expense	1,034	825
Loss on redemption of debt	(33,176)	—
Income taxes	20,869	(17,227)
Noncontrolling interest and equity income	(2,259)	2,644
Loss on sale of subsidiary	(68,507)	—
Income from discontinued operations	8,213	16,908
Total change in FBL Net Income	$(89,377)	$50,818

A detailed discussion of changes in net income from continuing operations follows.

Premiums and Product Charges

	Year ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Premiums and product charges:
Interest sensitive product charges	$97,103	$93,881	$88,757
Traditional life insurance premiums	168,519	162,056	154,154
Total	$265,622	$255,937	$242,911

Premiums and product charges increased 3.8% in 2011 to $265.6 million and 5.4% in 2010 to $255.9 million primarily due to the impact of an increase in the volume of business in force. The increase in business in force in 2011 and 2010 was primarily attributable to sales by our Farm Bureau Life agency force exceeding the loss of in force amounts through deaths, lapses and surrenders. Our average aggregate traditional life insurance in force, net of reinsurance ceded, totaled $27,416.0 million for 2011, $25,871.0 million for 2010 and $23,992.2 million for 2009. The change in life insurance in force is not proportional to the change in premium income due to a higher concentration of term policies than whole life policies in our traditional life block of business. The premium for a term policy per $1,000 face amount is less than that for a whole life policy.

The increases in interest sensitive product charges were primarily due to cost of insurance charges on universal and variable universal life policies. Cost of insurance charges increased primarily due to growth and aging of the business in force. Our average universal and variable universal life insurance in force totaled $3,036.1 million for 2011, $2,810.4 million for 2010 and $2,601.0 million for 2009. Aging of the insureds also contributed to the increase in the cost of insurance charges. The average age of our universal and variable universal life policyholders was 47.9 years in 2011, 47.3 years in 2010 and 46.6 years in 2009.

Net Investment Income

Net investment income, which excludes investment income on separate account assets relating to variable products, increased 5.8% in 2011 to $343.3 million and 6.9% in 2010 to $324.5 million. The increases are primarily due to an increase in average invested assets compared with the prior year, partially offset by lower investment yields. Average invested assets increased 7.8% to $5,887.5 million (based on securities at amortized cost) in 2011 and 8.5% to $5,460.5 million in 2010. The increases are principally due to positive cash flows from operating and financing activities which included the issuance of funding agreements to the Federal Home Loan Bank (FHLB) totaling $228.5 million during 2010.

The annualized yield earned on average invested assets decreased to 6.03% in 2011 from 6.15% in 2010 and 6.24% in 2009. The decreases in yields earned are primarily due to lower investment yields on new acquisitions compared to our yields on investments maturing or being paid down. The average yields on fixed maturity securities purchased were 5.10% for 2011, 4.67% for 2010 and 6.40% for 2009. The average yields on fixed maturity securities maturing or being paid down were 5.92% for 2011, 5.76% for 2010 and 5.97% for 2009. For more discussion on fixed maturity acquisition yields see the "Financial Condition" section below. The decrease in 2011 was partially offset by an increase in fee income from bond calls, tender offers and mortgage loan prepayments. Investment fee income totaled $4.6 million in 2011, $0.8 million in 2010 and $1.0 million in 2009. Net investment income also includes $0.6 million in 2011, $0.4 million in 2010 and $0.8 million in 2009 representing the change of net discount accretion on mortgage and asset-backed securities.

Net investment income also includes derivative income resulting from income or loss from interest rate swaps, call options and embedded derivatives included in our modified coinsurance contracts. Derivative income or loss will fluctuate based on market conditions. See Note 4 to our consolidated financial statements for additional details on our derivatives.

See the "Financial Condition - Investments" section that follows for a description of how changes in prepayment speeds impact net investment income.

Realized Gains (Losses) on Investments

	Year ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Realized gains (losses) on investments:
Realized gains on sales	$5,818	$21,918	$14,178
Realized losses on sales	(463)	(526)	(6,430)
Total other-than-temporary impairment charges	(20,206)	(30,637)	(61,068)
Net realized investment losses	(14,851)	(9,245)	(53,320)
Non-credit losses included in accumulated other comprehensive income (loss)	6,555	20,821	22,660
Total reported in statements of operations	$(8,296)	$11,576	$(30,660)

The level of realized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments. See "Financial Condition - Investments" and Note 3 to our consolidated financial statements for details regarding our unrealized gains and losses on available-for-sale securities at December 31, 2011 and 2010.

We monitor the financial condition and operations of the issuers of securities rated below investment grade and of the issuers of certain investment grade securities on which we have concerns regarding credit quality. If we determine that an unrealized loss is other than temporary, the security is written down to its fair value. A portion of the write down attributable to non-credit factors is recognized in accumulated other comprehensive income (loss). See additional details regarding the non-credit portion of the write downs and our methodology for evaluating investments for other-than-temporary impairment in Notes 1 and 3 to our consolidated financial statements.

Investment Credit Impairment Losses Recognized in Net Income

	Year ended December 31,
	2011	2010	2009
	(Dollars in thousands)

Corporate securities:
Basic industrial	$—	$—	$3,925
Communications	—	—	1,916
Consumer cyclical	—	—	4,000
Energy	1,850	—	—
Finance	439	1,376	6,086
Manufacturing	1,000	—	—
Residential mortgage-backed	1,259	—	293
Commercial mortgage-backed	—	54	—
Other asset-backed	3,814	7,243	8,644
Collateralized debt obligations	—	42	12,922
	8,362	8,715	37,786
Mortgage loans	—	816	473
Real estate and other assets	5,289	285	149
Total other-than-temporary impairment losses reported in net income	$13,651	$9,816	$38,408

Fixed maturity other-than-temporary credit impairment losses for 2011 were incurred within several industry sectors. The energy sector loss related to an oil carrier with credit concerns, including a rating agency downgrade. The manufacturing sector and finance sector losses are related to companies restructuring their debt obligations due to financial difficulties. Losses were also incurred within our residential and other asset-backed securities, generally due to concerns over potential defaults and weakness in underlying collateral values. Furthermore, during 2011 we recognized an other-than-temporary impairment loss of $4.7 million on an equity method investment in an uncertain future financial condition due to current class action litigation.
Fixed maturity other-than-temporary credit impairment losses for 2010 were incurred within our other asset backed securities, generally due to concerns over potential defaults and weakness in underlying collateral values. Financial sector losses were caused by deferred interest coupons on hybrid financial instruments which likely will not be recovered. Fixed maturity other-than-temporary credit impairment losses for 2009 were incurred across several sectors as a result of the economic downturn which reduced the demand for consumer products, lowered collateral values and limited access to operating capital. Particularly impacted during 2009 were the finance sector, other asset-backed securities and our collateralized debt obligations, which incurred losses as collateral values declined and borrower defaults increased. See Note 3 to our consolidated financial statements for further discussion regarding our process for identifying other-than-temporary impairment losses.

Other Income and Other Expenses

Other income and other expenses include revenues and expenses, respectively, relating primarily to our non-insurance operations. Our non-insurance operations include management, advisory, marketing and distribution services and leasing activities. Fluctuations in these financial statement line items are primarily attributable to changes in the level of these services provided during the years. In 2011, other income includes $1.5 million in proceeds received from the merger of the EquiTrust Mutual Funds with funds sponsored by a third party. Merger-related expenses included in other expenses, totaled $1.2 million in 2011. Other income in 2011 also includes a $1.0 million cash settlement for our share of damages awarded upon settlement of litigation involving an agency matter.

Interest Sensitive Product Benefits

	Year ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Interest sensitive product benefits:
Interest credited	$139,289	$134,714	$121,484
Interest sensitive death benefits	52,257	41,474	40,947
Other	536	400	240
Total	$192,082	$176,588	$162,671

Interest sensitive product benefits increased 8.8% in 2011 to $192.1 million and 8.6% in 2010 to $176.6 million. The increase in 2011 is primarily due to an increase in death benefits and the volume of business in force, partially offset by reductions in interest crediting rates in 2011 and 2010. The increase in 2010 is primary due to refinements made to certain reserve estimates in 2009 and an increase in the volume of business in force, partially offset by reductions in interest crediting rates in 2010 and 2009.

The average account value of interest sensitive products in force increased in 2011 and 2010 primarily due to traditional deferred annuity sales and advances on our funding agreement with the FHLB. These average account values totaled $3,036.1 million in 2011, $2,810.4 million in 2010 and $2,601.0 million in 2009. The weighted average interest crediting rate and spread are computed excluding the impact of refining certain reserve estimates in 2009. The weighted average crediting rates were 3.55% for 2011, 3.78% for 2010 and 4.01% for 2009. See the "Segment Information" section that follows for additional details on these rates. As discussed above in "Results of Operations," during 2009 we refined the calculation of certain interest sensitive life reserves resulting in an $11.4 million decrease to interest credited.

Interest sensitive death benefits increased in 2011 primarily due to a higher number of universal life and variable universal life claims as well as an increase in the average amount per claim.

Traditional Life Insurance Policy Benefits

	Year ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Traditional life insurance policy benefits:
Death benefits and surrenders	$105,332	$95,957	$91,250
Increase in traditional life future policy benefits	43,627	41,223	36,909
Policyholder dividends	17,030	17,571	18,827
Total	$165,989	$154,751	$146,986

Traditional life insurance policy benefits increased 7.3% in 2011 to $166.0 million and 5.3% in 2010 to $154.8 million. The increases in 2011 and 2010 are primarily due to increased mortality experience and an increase in business in force. In addition, as discussed in "Results of Operations" above, we refined the calculation of traditional life reserve estimates resulting in a decrease to traditional life future policy benefits of $5.7 million in 2010.

Traditional life insurance death benefits, net of reserves released, increased 9.8% to $41.6 million in 2011 and 18.4% to $37.9 million in 2010. As discussed under "Premiums and Product Charges" above, the increase in business in force is primarily attributable to sales of traditional life products by our Farm Bureau Life agency force exceeding the loss of in force amounts through deaths, lapses and surrenders. The change in traditional life future policy benefits may not be proportional to the change in traditional premiums and benefits as reserves on term policies are generally less than reserves on whole life policies. Policyholder dividends continue to decrease due to reductions in our dividend crediting rates in response to the impact of declining market interest rates on our investment portfolio yield as discussed in the "Net Investment Income" section above. Traditional life insurance benefits can fluctuate from period to period primarily as a result of changes in mortality experience.

Underwriting, Acquisition and Insurance Expenses

	Year ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	$15,218	$13,953	$13,613
Amortization of deferred acquisition costs	49,947	46,343	40,123
Amortization of value of insurance in force acquired	(4,658)	1,720	2,636
Other underwriting, acquisition and insurance expenses, net of deferrals	62,880	61,427	62,824
Total	$123,387	$123,443	$119,196

Underwriting, acquisition and insurance expenses decreased less than 0.1% in 2011 to $123.4 million and increased 3.6% in 2010 to $123.4 million. Amortization of deferred acquisition costs increased in 2011 and 2010 primarily due to the impact of market performance on our variable products, an increase in the volume of business in force and the impact of unlocking. These increases were partially offset by the impact of mortality and operating income adjustments in 2011 and reduced amortization on our traditional annuity products in 2010. Amortization of value of insurance in force decreased in 2011 primarily due to the impact of refinements and assumptions made to our valuation models totaling $6.9 million. See the "Impact of Operating Adjustments on FBL Net Income" and "Impact of Unlocking" sections above for a discussion of these items. In addition, the "Segment Information" section that follows provides further detail on the other items impacting amortization.

Other underwriting, acquisition and insurance expenses increased 2.4% in 2011 to $62.9 million and decreased 2.2% in 2010 to $61.4 million. The increase in 2011 is primarily due to an increase in employee benefit expenses and a reduction in expense reimbursement on reinsured business. The decrease in 2010 is due to the implementation of cost-saving measures and $1.8 million in associated one-time charges incurred in 2009.

Interest Expense

Interest expense decreased 10.8% to $8.5 million in 2011 primarily due to refinancing our $100.0 million 9.25% Senior Notes payable to affiliates with $100.0 million 6.10% Senior Notes payable to the same affiliates in May 2011. Interest expense decreased 8.0% to $9.6 million in 2010 primarily due to the termination of our $60.0 million revolving line of credit agreement with Bank of America N.A. and Bankers Trust Company N.A. during the first quarter of 2009. Our average debt outstanding was $371.2 million in 2011 compared to $371.1 million in 2010 and $380.2 million in 2009.

Interest on debt required to be redeemed due to the sale of EquiTrust Life is reported in income from discontinued operations in our statements of operations and totaled $13.8 million in 2011 and $14.9 million in 2010 and 2009. See the "Liquidity and Capital Resources" section that follows for additional discussion on debt redemptions related to the EquiTrust Life sale.

Income Taxes

Income tax expense totaled $20.5 million in 2011, $41.3 million in 2010 and $24.1 million in 2009. Tax expense (benefit) on discontinued operations are netted with those line items. The effective tax rate on continuing operations was 27.5% for 2011, 33.8% for 2010 and 32.7% for 2009. The effective tax rates differ from the federal statutory rate of 35% primarily due to the impact of tax-exempt dividend income, tax-exempt interest and incentive stock options. The permanent differences between book and tax income had a greater impact on the effective rate in 2011 due to the lower amount of pre-tax income and an increase in the amount of the permanent differences between book and taxable income.

Equity Income, Net of Related Income Taxes

Equity income, net of related income taxes, totaled $1.3 million in 2011, $3.5 million in 2010 and $0.8 million in 2009. Equity income includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest. Given the timing of availability of financial information from our equity investees, we will consistently use information that is as much as three months in arrears for certain of these entities. Several of these entities are investment companies whose operating results are derived primarily from unrealized and realized gains and losses generated by their investment portfolios. As is normal with these types of entities, the level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment, changes in prices of bond and equity securities held by the investment partnerships, timing and success of initial public offerings and other exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures.

Equity income decreased in 2011 due to increasing investments in entities that invest primarily in low income housing, which are expected to have operating losses that will be more than offset with an economic benefit provided through future tax credits. Equity income increased during 2010 due the impact of increased investments in limited partnerships and the sale of real estate by a limited partnership.

Segment Information

We analyze operations by reviewing financial information regarding our primary products that are aggregated into the Annuity (formerly known as "Traditional Annuity - Exclusive Distribution") and Life Insurance (formerly known as "Traditional and Universal Life Insurance") product segments. In addition, our Corporate and Other segment includes various support operations, corporate capital and other product lines that are not currently underwritten by the Company.

We analyze our segment results based on pre-tax operating income (loss). Accordingly, income taxes are not allocated to the segments. In addition, operating results are reported net of transactions between the segments. Operating income (loss) for the three years ended December 31, 2011 represents net income excluding, as applicable, the impact of:

•	realized gains and losses on investments,

•	changes in net unrealized gains and losses on derivatives,

•	discontinued operations and

•	loss on debt redemption associated with disposed operations.

The impact of realized gains and losses on investments and unrealized gains and losses on derivatives also includes adjustments for taxes and that portion of amortization of deferred acquisition costs, unearned revenue reserve and value of insurance in force acquired attributable to such gains or losses. Our rationale for using operating income (loss), in addition to net income, to measure our performance is summarized in Note 15 to our consolidated financial statements included in Item 8.

Reconciliation of Net Income to Pre-tax Operating Income

	Year ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Net income attributable to FBL Financial Group, Inc.	$31,276	$120,653	$69,835
Net impact of operating income adjustments (1)	50,500	(44,444)	(1,051)
Operating income	81,776	76,209	68,784
Income taxes on operating income	33,838	38,801	34,377
Pre-tax operating income	$115,614	$115,010	$103,161

Pre-tax operating income (loss) by segment:
Annuity	$60,728	$52,286	$34,633
Life Insurance	55,395	58,675	71,298
Corporate and Other	(509)	4,049	(2,770)
	$115,614	$115,010	$103,161

(1) See "Net Income Attributable to FBL Financial Group, Inc." above for additional details on operating income adjustments.

A discussion of our operating results, by segment, follows:

Annuity Segment

	Year ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive product charges and other income	$666	$567	$892
Net investment income	181,974	166,932	148,876
	182,640	167,499	149,768
Benefits and expenses	121,912	115,213	115,135
Pre-tax operating income	$60,728	$52,286	$34,633

Other data
Annuity premiums collected	$369,156	$316,636	$305,680
Policy liabilities and accruals, end of year	3,190,985	2,952,905	2,530,341

Individual annuity spread:
Weighted average yield on cash and invested assets	6.24%	6.22%	6.14%
Weighted average interest crediting rate	3.36%	3.62%	3.92%
Spread	2.88%	2.60%	2.22%

Individual annuity withdrawal rate	4.6%	5.0%	4.3%

Pre-tax operating income for the Annuity segment increased 16.1% in 2011 to $60.7 million and 51.0% in 2010 to $52.3 million. The increase in 2011 was primarily due to increases in spreads earned and the volume of business in force, partially offset by increases in the amortization of deferred acquisition costs and the value of insurance in force. The increase in 2010 was primarily due to increases in spreads earned and the volume of business in force and decreases in amortization of deferred acquisition costs and the value of insurance in force. The average aggregate account value for annuity contracts in force increased to $2,135.0 million in 2011, $1,940.0 million in 2010 and $1,744.2 million in 2009 due to sales from Farm Bureau Life and in 2010, advances on a funding agreement with the FHLB totaling $228.5 million.

Benefits and expenses increased in 2011 primarily due to increases in the volume of business in force and the amortization of deferred acquisition costs and the value of insurance in force, partially offset by the impact of decreases made to interest crediting rates. The volume of business in force also increased in 2010, however that impact was mostly offset by decreases in the amortization of deferred acquisition costs and the value of insurance in force, and the impact of decreases in interest crediting rates. Amortization of deferred acquisition costs and the value of insurance in force changed over the three year period primarily due to changes in earned spreads and expected profits on the underlying business. Excluding the impact of unlocking, amortization of these items totaled $13.5 million in 2011, $8.9 million in 2010 and $15.8 million in 2009. The impact of unlocking of decreased amortization $0.8 million in 2011, $1.3 million in 2010 and $4.2 million in 2009.

Premiums collected increased 16.6% to $369.2 million in 2011 and 3.6% to $316.6 million in 2010. The amount of traditional annuity premiums collected is highly dependent upon the relationship between the current crediting rate and perceived security of our products compared to competing products.

The increase in the individual annuity weighted average yield on cash and invested assets in 2011 was primarily attributable to fees from bond calls, tender offers, mortgage loan prepayments and the change of net discount accretion on mortgage and asset-backed securities. These items totaled $3.8 million in 2011, $0.6 million in 2010 and $1.4 million in 2009. Weighted average yields were also impacted in 2011 by reinvestment rates being lower than yields on investments maturing or being paid down and decreases in the cost of our interest rate swaps which totaled $1.1 million in 2011, $2.6 million in 2010 and $4.8 million in 2009. See Note 4 to our consolidated financial statements for additional details on our interest rate swaps. The decreases in the weighted average interest crediting rates are due to decreases in the interest crediting rates on a significant portion of our annuity portfolio during 2011, 2010 and 2009.

Life Insurance Segment

	Year ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive product charges and other income	$49,438	$45,655	$42,002
Traditional life insurance premiums	168,519	162,056	154,154
Net investment income	134,999	132,414	128,721
	352,956	340,125	324,877
Benefits and expenses	297,561	281,450	253,579
Pre-tax operating income	$55,395	$58,675	$71,298

Other data
Life premiums collected, net of reinsurance	$229,468	$213,445	$202,183
Policy liabilities and accruals, end of year	2,197,597	2,120,814	2,065,282
Life insurance in force, end of year (in millions)	43,717	41,405	38,665

Interest sensitive life insurance spread:
Weighted average yield on cash and invested assets	6.49%	6.61%	6.54%
Weighted average interest crediting rate	4.19%	4.26%	4.25%
Spread	2.30%	2.35%	2.29%

Pre-tax operating income for the Life Insurance segment decreased 5.6% in 2011 to $55.4 million and 17.7% in 2010 to $58.7 million. The decrease in 2011 was primarily due to increased mortality experience, an increase in expenses allocated to the segment and the impact of unlocking, partially offset by an increase in our business in force and refinements to valuation estimates. The decrease in 2010 was attributable to increased mortality, refinements to valuation estimates and an increase in expenses allocated to the segment, partially offset by an increase in our business in force.

Revenues, expenses and changes in policy liabilities and accruals increased in 2011 and 2010 due to an increase in business in force. Our traditional and universal life insurance in force increased 5.6% to $43,717.1 million in 2011 and 7.1% to $41,404.5 million in 2010 primarily due to sales by our Farm Bureau Life agency force exceeding the loss of in force amounts through deaths, lapses and surrenders.

Death benefits incurred, after the impact of reserves released, increased $5.7 million in 2011 and $7.1 million in 2010. The impact of refining methods and assumptions relating to the value of insurance in force, deferred acquisition costs and certain life insurance reserves decreased benefits and expenses $7.7 million in 2011, $4.6 million in 2010 and $12.1 million in 2009. The impact of unlocking increased amortization $2.2 million in 2011, $1.1 million in 2010 and $0.7 million in 2009. In addition, general expenses increased in 2011 and 2010 due to changes in allocations between the segments.

Weighted average yield on cash and invested assets for interest sensitive life insurance products decreased in 2011 primarily due to lower yields on new acquisitions compared to those on investments maturing or being paid down. The changes in the weighted average interest crediting rates on our interest sensitive life insurance products are due to rate changes made on various products in 2010 and 2011.

Corporate and Other Segment

	Year ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Pre-tax operating income (loss)
Operating revenues:
Interest sensitive product charges	$47,283	$47,936	$46,430
Net investment income	25,890	21,228	21,252
Other income	17,407	13,963	16,971
	90,580	83,127	84,653
Interest expense	8,532	9,566	10,391
Benefits and other expenses	82,945	74,911	78,329
	(897)	(1,350)	(4,067)
Noncontrolling interest	(6)	78	143
Equity income, before tax	394	5,321	1,154
Pre-tax operating income (loss)	$(509)	$4,049	$(2,770)

Other data
Variable premiums collected, net of reinsurance	$79,866	$104,046	$103,413
Policy liabilities and accruals, end of year	378,306	348,718	325,321
Separate account assets, end of year	603,903	675,586	630,094
Life insurance in force, end of year (in millions)	6,062	6,982	7,360

Pre-tax operating income (loss) totaled ($0.5) million in 2011, $4.0 million in 2010 and ($2.8) million in 2009. The decrease in 2011 was primarily due to increased mortality experience and a decrease in equity income, partially offset by the impact of market performance on separate accounts, an increase in net investment income and a decrease in other expenses allocated to the segment. The improvement in 2010 was primarily due to a reduction in expenses allocated to the segment, an increase in equity income and improved mortality experience, partially offset by the impact of market performance on amortization of deferred acquisition costs.

The increase in net investment income in 2011 was primarily due to the impact of being more fully invested during 2011 as well as a $1.6 million decrease in losses on interest rate swaps. See Note 4 to our consolidated financial statements for additional information on interest rate swaps.

Death benefits incurred, after the impact of reserves released, on variable policies increased 42.9% to $18.8 million in 2011 and decreased 17.7% to $13.2 million in 2010. Amortization of deferred acquisition costs increased $1.1 million in 2011 and $5.9 million in 2010 primarily due to the impact of market performance on the separate accounts throughout the year. Higher mortality experience largely offset the increase from market performance in 2011, however lower death benefits in 2010 added to the increase in amortization from 2009. Other underwriting expenses, primarily related to our closed block of variable business, decreased $1.8 million in 2011 and $7.5 million in 2010 due to changes in expense allocations between segments and cost saving initiatives in 2009. The reductions in interest expense were due to refinancing our Senior Notes with affiliates in 2011 and changes in our average debt outstanding in 2010, as discussed in Note 8 to our consolidated financial statements and the "Interest Expense" section above.

Other income and other expense primarily relates to fees and expenses from sales of brokered products and operating results of our non-insurance subsidiaries, which include management, advisory, marketing and distribution services and leasing activities. The net impact of these activities increased in 2011 primarily from increased sales of brokered variable products, and decreased in 2010 primarily due to a reduction in leasing activities. The changes in equity income are discussed in the "Equity Income" section above.

During 2010, we discontinued underwriting new sales of variable products and terminated new sales with our variable alliance partners in 2010 and 2011. We continue to receive premiums from sales that occurred prior to this change. During 2010, we began selling variable products underwritten by a large well-known insurance company with variable product expertise. We earn fees from the sale of brokered products, a portion of which is passed on to the agents as commissions for the underlying sales. The decision to discontinue underwriting variable products was made because we lack the scale necessary to generate acceptable returns and be competitive in this product line over time. The existing in force business remains on our books and we continue to administer this business.

Financial Condition

Investments

Our investment portfolio increased 9.3% to $6,397.2 million at December 31, 2011 compared to $5,853.3 million at December 31, 2010. While the portfolio increased due to positive cash flows from operating and financing activities, the primary drivers were the increase in the volume of annuity business and a $278.1 million increase in the fair market value of fixed maturity securities during 2011 to a net unrealized gain of $380.6 million at December 31, 2011. A decline in U.S. Treasury yields more than offset any widening in credit spreads that occurred across our fixed maturity portfolio during 2011. Moderately wide credit spreads in certain sectors continue to impact our investment portfolio. Additional details regarding securities in an unrealized loss position at December 31, 2011 are included in the discussion that follows and in Note 3 to our consolidated financial statements included in Item 8. Details regarding investment impairments are discussed above in the "Realized Gains (Losses) on Investments" section under "Results of Operations."

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

Fixed Maturity Acquisitions Selected Information

	Year ended December 31,
	2011	2010
	(Dollars in thousands)
Cost of acquisitions:
Corporate	$444,126	$394,491
Mortgage and asset-backed	340,442	331,210
United States Government and agencies	6,094	—
Tax-exempt municipals	15,333	—
Taxable municipals	24,864	243,348
Total	$830,859	$969,049
Effective annual yield	5.10%	4.67%
Credit quality
NAIC 1 designation	62.1%	81.5%
NAIC 2 designation	37.1%	18.5%
Non investment grade	0.8%	—
Weighted-average life in years	10.1	14.2
The table above summarizes selected information for fixed maturity purchases related to continuing operations. The effective annual yield shown is the yield calculated to the "worst-call date." For noncallable bonds, the worst-call date is always the maturity date. For callable bonds, the worst-call date is the call or maturity date that produces the lowest yield. The weighted-average maturity is calculated using scheduled pay-downs and expected prepayments for amortizing securities. For non-amortizing securities, the weighted-average maturity is equal to the stated maturity date.

A portion of the securities acquired during 2011 and 2010 were acquired with the proceeds from advances on our funding agreements with the FHLB. The securities acquired to support these funding agreements often carry a lower average yield than securities acquired to support our other insurance products, due to the relatively low interest rate paid on those advances. The average yield of the securities acquired, excluding the securities supporting these funding agreements, was 5.14% during 2011 and 5.57% during 2010.

Investment Portfolio Summary

	December 31, 2011		December 31, 2010
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities - available for sale:
Public	$4,203,360	65.7%	$3,767,277	64.4%
144A private placement	1,104,042	17.3	866,574	14.8
Private placement	263,148	4.1	236,718	4.0
Total fixed maturities - available for sale	5,570,550	87.1	4,870,569	83.2
Equity securities	57,432	0.9	56,486	1.0
Mortgage loans	552,359	8.6	552,348	9.4
Real estate	2,541	—	8,265	0.1
Policy loans	172,368	2.7	170,341	3.0
Other investments	189	—	461	—
Short-term investments	41,756	0.7	194,871	3.3
Total investments	$6,397,195	100.0%	$5,853,341	100.0%

As of December 31, 2011, 95.0% (based on carrying value) of the available-for-sale fixed maturity securities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities typically provide higher yields and involve greater risks than investment grade debt securities because their issuers are often more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of December 31, 2011, the investment in non-investment grade debt was 5.0% of available-for-sale fixed maturity securities. At that time, no single non-investment grade holding exceeded 0.2% of total investments.

Credit Quality by NAIC Designation and Equivalent Rating

		December 31, 2011		December 31, 2010
NAIC Designation	Equivalent Rating (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$3,578,880	64.2%	$3,130,353	64.3%
2	BBB	1,715,577	30.8	1,444,012	29.6
	Total investment grade	5,294,457	95.0	4,574,365	93.9
3	BB	147,609	2.7	189,006	3.9
4	B	66,215	1.2	68,105	1.4
5	CCC	46,288	0.8	26,275	0.5
6	In or near default	15,981	0.3	12,818	0.3
	Total below investment grade	276,093	5.0	296,204	6.1
	Total fixed maturities - available for sale	$5,570,550	100.0%	$4,870,569	100.0%

(1)
Equivalent ratings are based on those provided by nationally recognized rating agencies with some exceptions for certain residential, commercial and asset-backed securities where they are based on the expected loss of the security rather than the probability of default.

See Note 3 to our consolidated financial statements for a summary of fixed maturity securities by contractual maturity date.

Military housing fixed maturity securities with characteristics similar to commercial mortgage-backed securities with an estimated fair value of $73.2 million at December 31, 2010 were reclassified within the following schedules. These securities were previously included within the state, municipal and other governments category.

Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification

	December 31, 2011
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$239,808	$214,485	$24,566	$25,323	$(4,025)
Capital goods	150,757	140,811	16,443	9,946	(1,160)
Communications	102,551	86,919	8,394	15,632	(739)
Consumer cyclical	145,587	122,866	11,713	22,721	(1,904)
Consumer noncyclical	224,045	207,345	24,066	16,700	(256)
Energy	372,276	344,941	42,784	27,335	(1,235)
Finance	758,008	552,897	34,992	205,111	(27,468)
Transportation	89,825	67,919	9,350	21,906	(1,066)
Utilities	771,798	735,620	113,604	36,178	(4,750)
Other	43,492	40,552	4,776	2,940	(51)
Total corporate securities	2,898,147	2,514,355	290,688	383,792	(42,654)
Collateralized debt obligation	270	270	—	—	—
Mortgage and asset-backed securities	1,534,994	1,241,859	88,782	293,135	(51,535)
United States Government and agencies	52,677	52,677	7,446	—	—
State, municipal and other governments	1,084,462	1,031,202	92,968	53,260	(5,139)
Total	$5,570,550	$4,840,363	$479,884	$730,187	$(99,328)

	December 31, 2010
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$193,329	$168,046	$17,952	$25,283	$(2,764)
Capital goods	99,546	81,555	8,230	17,991	(2,546)
Communications	92,013	92,013	6,944	—	—
Consumer cyclical	101,246	77,703	6,407	23,543	(2,203)
Consumer noncyclical	192,478	178,111	17,536	14,367	(557)
Energy	286,687	240,361	21,714	46,326	(3,225)
Finance	682,113	470,639	28,405	211,474	(22,403)
Transportation	89,719	89,685	8,785	34	(3)
Utilities	678,277	601,867	56,507	76,410	(3,731)
Other	60,190	53,651	4,363	6,539	(606)
Total corporate securities	2,475,598	2,053,631	176,843	421,967	(38,038)
Collateralized debt obligation	1,220	1,220	—	—	—
Mortgage and asset-backed securities	1,383,515	1,010,944	47,333	372,571	(69,174)
United States Government and agencies	48,204	48,204	5,607	—	—
State, municipal and other governments	962,032	404,008	9,808	558,024	(29,965)
Total	$4,870,569	$3,518,007	$239,591	$1,352,562	$(137,177)

Non-Sovereign European Debt Exposure

	December 31, 2011		December 31, 2010
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
Italy	$19,689	$19,243	$19,684	$19,330
Spain	15,428	17,859	15,428	17,958
Ireland	7,998	9,128	10,754	10,367
Subtotal	43,115	46,230	45,866	47,655
United Kingdom	117,384	119,698	86,517	85,944
France	24,939	24,701	24,940	26,750
Other countries	87,633	92,183	89,072	94,766
Subtotal	229,956	236,582	200,529	207,460
Total European exposure	$273,071	$282,812	$246,395	$255,115

The table above reflects our exposure to non-sovereign European debt. This represents 5.1% of total fixed maturities as of December 31, 2011 and 5.2% as of December 31, 2010. The exposures are primarily in the industrial, financial and utility sectors. We do not own any securities issued by European governments.

Credit Quality of Available-for-Sale Fixed Maturity Securities with Unrealized Losses

		December 31, 2011
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$321,870	44.1%	$(26,239)	26.4%
2	BBB	237,980	32.6	(19,550)	19.7
	Total investment grade	559,850	76.7	(45,789)	46.1
3	BB	62,126	8.5	(7,053)	7.1
4	B	57,221	7.8	(12,468)	12.6
5	CCC	37,929	5.2	(20,796)	20.9
6	In or near default	13,061	1.8	(13,222)	13.3
	Total below investment grade	170,337	23.3	(53,539)	53.9
	Total	$730,187	100.0%	$(99,328)	100.0%

		December 31, 2010
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$962,069	71.1%	$(58,058)	42.3%
2	BBB	202,758	15.0	(16,339)	11.9
	Total investment grade	1,164,827	86.1	(74,397)	54.2
3	BB	96,497	7.1	(16,464)	12.0
4	B	56,961	4.2	(15,715)	11.5
5	CCC	22,179	1.7	(14,300)	10.4
6	In or near default	12,098	0.9	(16,301)	11.9
	Total below investment grade	187,735	13.9	(62,780)	45.8
	Total	$1,352,562	100.0%	$(137,177)	100.0%

Available-For-Sale Fixed Maturity Securities with Unrealized Losses by Length of Time

	December 31, 2011
	Amortized Cost		Gross Unrealized Losses
	Market Value is Less than 75% of Cost	Market Value is 75% or Greater than Cost	Market Value is Less than 75% of Cost	Market Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$155,584	$—	$(2,427)
Greater than three months to six months	—	183,601	—	(8,089)
Greater than six months to nine months	—	67,078	—	(6,599)
Greater than nine months to twelve months	—	10,633	—	(514)
Greater than twelve months	123,620	288,999	(53,496)	(28,203)
Total	$123,620	$705,895	$(53,496)	$(45,832)

	December 31, 2010
	Amortized Cost		Gross Unrealized Losses
	Market Value is Less than 75% of Cost	Market Value is 75% or Greater than Cost	Market Value is Less than 75% of Cost	Market Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$688,711	$—	$(18,765)
Greater than three months to six months	7,228	2,000	(43)	(1,180)
Greater than six months to nine months	—	2,469	—	(19)
Greater than twelve months	119,049	670,282	(53,994)	(63,176)
Total	$126,277	$1,363,462	$(54,037)	$(83,140)

Available-For-Sale Fixed Maturity Securities with Unrealized Losses by Maturity Date

	December 31, 2011		December 31, 2010
	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Due in one year or less	$14,404	$(234)	$94	$(26)
Due after one year through five years	68,826	(9,304)	49,921	(6,301)
Due after five years through ten years	141,409	(6,554)	105,477	(7,976)
Due after ten years	212,413	(31,701)	824,499	(53,700)
	437,052	(47,793)	979,991	(68,003)
Mortgage and asset-backed	293,135	(51,535)	372,571	(69,174)
Total	$730,187	$(99,328)	$1,352,562	$(137,177)

See Note 3 to our consolidated financial statements for additional analysis of these unrealized losses.

Mortgage and Asset-Backed Securities

Mortgage and asset-backed securities comprised 27.6% at December 31, 2011 and 28.4% at December 31, 2010 of our total available-for-sale fixed maturity securities. These securities are purchased when we believe these types of investments provide superior risk-adjusted returns compared to returns of more conventional investments such as corporate bonds and mortgage loans. These securities are diversified as to collateral types, cash flow characteristics and maturity.

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

Mortgage and Asset-Backed Securities by Type

	December 31, 2011
	Amortized Cost	Par Value	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$391,177	$400,432	$399,038	7.2%
Pass-through	69,131	67,494	74,354	1.3
Planned and targeted amortization class	174,616	177,492	184,710	3.3
Other	17,661	17,705	17,837	0.3
Total residential mortgage-backed securities	652,585	663,123	675,939	12.1
Commercial mortgage-backed securities	452,980	460,990	490,895	8.8
Other asset-backed securities	392,182	435,912	368,160	6.7
Total	$1,497,747	$1,560,025	$1,534,994	27.6%

	December 31, 2010
	Amortized Cost	Par Value	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$439,246	$445,450	$431,489	8.9%
Pass-through	84,442	82,444	87,167	1.8
Planned and targeted amortization class	173,028	174,790	176,994	3.6
Other	23,452	23,516	23,662	0.5
Total residential mortgage-backed securities	720,168	726,200	719,312	14.8
Commercial mortgage-backed securities	395,201	398,795	405,379	8.3
Other asset-backed securities	289,987	311,602	258,824	5.3
Total	$1,405,356	$1,436,597	$1,383,515	28.4%

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

Our direct exposure to the Alt-A home equity and subprime first-lien sectors is limited to investments in structured securities collateralized by senior tranches of residential mortgage loans with this exposure. We also have a partnership interest in an investment grade securities fund that owns securities backed by Alt-A home equity, subprime first-lien and adjustable rate mortgage collateral. The fund is reported as securities and indebtedness of related parties in our consolidated balance sheets with a fair value of $16.5 million at December 31, 2011 and $14.7 million at December 31, 2010. We do not own any direct investments in subprime lenders or adjustable rate mortgages.

Mortgage and Asset-Backed Securities by Collateral Type

	December 31, 2011			December 31, 2010
	Amortized Cost	Carrying Value	Percent of Fixed Maturities	Amortized Cost	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Government agency	$276,161	$306,833	5.5%	$205,595	$221,051	4.5%
Prime	248,297	251,948	4.5	374,983	374,625	7.7
Alt-A	177,567	155,435	2.8	192,809	161,199	3.3
Subprime	15,652	10,674	0.2	16,154	12,470	0.3
Commercial mortgage	452,980	490,895	8.8	395,201	405,379	8.3
Non-mortgage	327,090	319,209	5.8	220,614	208,791	4.3
Total	$1,497,747	$1,534,994	27.6%	$1,405,356	$1,383,515	28.4%

The mortgage and asset-backed securities can be summarized into three broad categories: residential, commercial and other asset-backed securities.

Residential Mortgage-Backed Securities by Collateral Type and Origination Year

	December 31, 2011
	Government & Prime		Alt-A		Total
	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2011	$76,243	$85,085	$—	$—	$76,243	$85,085
2010	95,695	102,093	2,404	2,416	98,099	104,509
2009	19,991	20,973	—	—	19,991	20,973
2008	18,438	22,333	—	—	18,438	22,333
2007	—	—	22,532	13,686	22,532	13,686
2006 and prior	307,421	323,971	109,861	105,382	417,282	429,353
Total	$517,788	$554,455	$134,797	$121,484	$652,585	$675,939

	December 31, 2010
	Government & Prime		Alt-A		Total
	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2010	$72,972	$73,571	$3,065	$3,062	$76,037	$76,633
2009	21,015	21,929	—	—	21,015	21,929
2008	18,140	21,133	—	—	18,140	21,133
2007	1,472	1,629	24,656	15,462	26,128	17,091
2006	13,570	12,029	9,987	6,410	23,557	18,439
2005 and prior	446,372	461,312	108,919	102,775	555,291	564,087
Total	$573,541	$591,603	$146,627	$127,709	$720,168	$719,312

(1)
Insurance on 2006 Alt-A issues is provided by MBIA Insurance Corporation (100% in 2011 and 2010). Insurance on 2007 Alt-A issues is provided by Assured Guaranty Ltd. (35% in 2011 and 36% in 2010) and MBIA Insurance Corporation (45% in 2011 and 41% in 2010). There is no insurance coverage on Government & Prime investments or Alt-A investments with collateral originating prior to 2006 or after 2007.

Residential Mortgage-Backed Securities by NAIC Designation and Equivalent Rating

		December 31, 2011		December 31, 2010
NAIC Designation	Equivalent Rating	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$655,522	97.0%	$693,938	96.5%
3	BB	—	—	7,857	1.1
4	B	6,305	0.9	17,500	2.4
5	CCC	14,112	2.1	17	—
	Total	$675,939	100.0%	$719,312	100.0%

Commercial Mortgage-Backed Securities by Origination Year

	December 31, 2011		December 31, 2010
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2011	$88,251	$98,087	$—	$—
2010	15,835	16,430	16,039	16,199
2009	19,798	24,142	19,570	22,303
2008	96,333	116,893	96,148	108,132
2007	75,049	71,593	75,109	68,656
2006 and prior	157,714	163,750	188,335	190,089
Total	$452,980	$490,895	$395,201	$405,379

Commercial Mortgage-Backed Securities by NAIC Designation and Equivalent Rating

		December 31, 2011		December 31, 2010
NAIC Designation	Equivalent Rating	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	GNMA	$223,374	45.5%	$157,638	38.9%
1	FNMA	15,441	3.1	14,579	3.6
1	AAA, AA, A
	Generic	148,320	30.2	115,691	28.5
	Super Senior	57,360	11.7	59,376	14.6
	Mezzanine	4,069	0.8	4,160	1.1
	Junior	11,704	2.4	12,826	3.2
	Total AAA, AA, A	221,453	45.1	192,053	47.4
2	BBB	20,943	4.3	18,295	4.5
3	BB	6,633	1.4	15,359	3.8
4	B	1,983	0.4	6,179	1.5
5	CCC	1,068	0.2	1,276	0.3
	Total	$490,895	100.0%	$405,379	100.0%

Government National Mortgage Association (GNMA), guarantees principal and interest on mortgage backed securities. The guarantee is backed by the full faith and credit of the United States Government. The Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Association (FHLMC) are government-sponsored enterprises (GSE's) that were chartered by Congress to reduce borrowing costs for certain homeowners. GSE's have carried an implicit backing of the U.S. Government but do not have explicit guarantees like GNMA. The Housing and Economic Recovery Act of 2008 allows the government to expand its line of credit to $200 billion each for Fannie Mae and Freddie Mac. Late in 2009, the U.S. Treasury revised these caps to expand as needed to cover losses over the next three years. The revision was intended to show support for these firms throughout the housing crisis by the U.S. Treasury.

The AAA, AA and A rated commercial mortgage-backed securities are broken down into categories based on subordination levels. Rating agencies disclose subordination levels, which measure the amount of credit support that the bonds (or tranches) have from subordinated bonds (or tranches). Generic is a term used for securities issued prior to 2005. The super senior securities have subordination levels greater than 27%, the mezzanine securities have subordination levels in the 17% to 27% range and the junior securities have subordination levels in the 9% to 16% range. Also included in the commercial mortgage backed securities are military housing bonds totaling $87.2 million at December 31, 2011 and $73.2 million at December 31, 2010. These bonds are used to fund the construction of multi-family homes on United States military bases. The bonds are backed by a first mortgage lien on residential military housing projects.

Other Asset-Backed Securities by Collateral Type and Origination Year

	December 31, 2011
	Government & Prime		Alt-A		Subprime		Non-Mortgage		Total
	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2011	$—	$—	$—	$—	$—	$—	$42,162	$41,633	$42,162	$41,633
2010	—	—	—	—	—	—	101,305	101,391	101,305	101,391
2009	—	—	—	—	—	—	35,407	35,483	35,407	35,483
2007	4,990	2,565	7,605	4,477	—	—	45,850	45,366	58,445	52,408
2006 and prior	1,680	1,761	35,165	29,474	15,652	10,674	102,366	95,336	154,863	137,245
Total	$6,670	$4,326	$42,770	$33,951	$15,652	$10,674	$327,090	$319,209	$392,182	$368,160

	December 31, 2010
	Government & Prime		Alt-A		Subprime		Non-Mortgage		Total
	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2010	$—	$—	$—	$—	$—	$—	$94,793	$95,623	$94,793	$95,623
2009	—	—	—	—	—	—	53,353	53,740	53,353	53,740
2007	4,988	1,920	7,964	4,293	—	—	24,873	25,003	37,825	31,216
2006	—	—	23,398	15,978	—	—	9,902	9,949	33,300	25,927
2005 and prior	2,049	2,153	14,820	13,219	16,154	12,470	37,693	24,476	70,716	52,318
Total	$7,037	$4,073	$46,182	$33,490	$16,154	$12,470	$220,614	$208,791	$289,987	$258,824

(1)
Insurance on 2006 Alt-A issues is provided by Financial Guaranty Insurance Co. (FGIC) (23% in 2011 and 25% in 2010) and AMBAC Assurance Corporation (Ambac) (36% in 2011 and 35% in 2010). Insurance on 2007 Alt-A issues is provided by Ambac (57% in 2011 and 55% in 2010), and FGIC (43% in 2011 and 45% in 2010). The 2006 and 2007 Government & Prime issues are 100% insured by Ambac (2006 issues) and MBIA Insurance Corporation (2007 issues). There is no insurance coverage on other asset-backed securities with subprime or non-mortgage collateral or on collateral originating prior to 2006 or after 2007.

Other Asset-Backed Securities by NAIC Designation and Equivalent Rating

		December 31, 2011		December 31, 2010
NAIC Designation	Equivalent Ratings	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$349,801	95.0%	$248,929	96.2%
2	BBB	6,591	1.8	1,068	0.4
3	BB	417	0.1	—	—
4	B	2,476	0.6	1,309	0.5
5	CCC	4,608	1.3	6,233	2.4
6	In or near default	4,267	1.2	1,285	0.5
	Total	$368,160	100.0%	$258,824	100.0%

The mortgage and asset-backed portfolios include securities wrapped by monoline bond insurers to provide additional credit enhancement for the investment. We believe these securities were underwritten at investment grade levels excluding any credit enhancing protection. At December 31, 2011, the fair value of our insured mortgage and asset-backed holdings totaled $33.3 million, or 2.2% of our mortgage and asset-backed portfolios and 0.6% of our total fixed income portfolio.

During 2009, FGIC was downgraded by rating agencies and in November 2009 was ordered to stop making payments. In March 2010, the Wisconsin Insurance Commissioner placed a temporary moratorium on payments for Ambac wrapped residential mortgage-backed securities. Securities with existing or expected cash flow concerns that are wrapped by FGIC or Ambac have been other-than-temporarily impaired. We do not consider the investments wrapped by other monoline bond insurers to be other-than-temporarily impaired at December 31, 2011, because we do not have reason to believe that those guarantees, if needed, will not be honored. We do not directly own any fixed income or equity investments in monoline bond insurers.

Residential Mortgage-Backed Securities and Other Asset-Backed Securities by Insurance

		December 31, 2011			December 31, 2010
	Insurers' S&P Rating (1)	Residential Mortgage- Backed	Other Asset- Backed	Total Carrying Value	Residential Mortgage- Backed	Other Asset- Backed	Total Carrying Value
Insured:		(Dollars in thousands)
Ambac	NR (2)	$—	$7,084	$7,084	$—	$5,453	$5,453
Assured Guaranty Ltd.	AA-	5,518	—	5,518	6,909	—	6,909
FGIC	NR (2)	—	8,712	8,712	—	6,915	6,915
MBIA Insurance Corporation	B	8,593	3,419	12,012	10,567	3,157	13,724
Total with insurance		14,111	19,215	33,326	17,476	15,525	33,001
Uninsured:
GNMA		92,738	—	92,738	108,520	—	108,520
FHLMC		119,112	1,761	120,873	52,769	2,153	54,922
FNMA		93,213	—	93,213	57,597	—	57,597
Other		356,765	347,184	703,949	482,950	241,146	724,096
Total		$675,939	$368,160	$1,044,099	$719,312	$258,824	$978,136

(1) Rating in effect as of December 31, 2011.
(2) No formal published rating.

Collateralized Debt Obligations

We held one collateralized debt obligation at December 31, 2011, which is backed by credit default swaps with no home equity exposure. As discussed in Note 1 to our financial statements, we began reporting this security at fair value with changes in market value reflected as derivative income or loss within the consolidated statements of operations in accordance with an accounting change adopted in the third quarter of 2010.

State, Municipal and Other Government Securities

State, municipal and other government securities totaled $1.1 billion, or 19.5% of our portfolio and include investments in general obligation, revenue, military housing and municipal housing bonds. Our investment strategy is to utilize municipal bonds in addition to corporate bonds, as we believe they provide additional diversification and have historically low default rates compared with similarly rated corporate bonds. We evaluate the credit strength of the underlying issues on both a quantitative and qualitative basis, excluding insurance, prior to acquisition. The majority of the municipal bonds we hold are investment grade credits without consideration of insurance. Our municipal bonds are well diversified by type and geography with the top exposure being school general obligation bonds. Our municipal bond exposure has an average rating of AA and is trading at 91.9% of amortized cost. The insolvency of one or more of the credit enhancing entities would be a meaningful short-term market liquidity event, but would not dramatically increase our investment portfolio's risk profile. During 2010, military housing fixed maturity securities with characteristics similar to commercial mortgage-backed securities were reclassified from state, municipal and other government securities to commercial mortgage-backed securities.

Equity Securities

Equity securities totaled $57.4 million at December 31, 2011 and $56.5 million at December 31, 2010. Gross unrealized gains totaled $2.3 million and gross unrealized losses totaled $0.5 million at December 31, 2011. At December 31, 2010, gross unrealized gains totaled $2.8 million and gross unrealized losses totaled $1.2 million on these securities. The unrealized losses are primarily attributable to non-redeemable perpetual preferred securities from issuers in the financial sector. See Note 3 to our consolidated financial statements for further discussion regarding our analysis of unrealized losses related to these securities.

Mortgage Loans

Mortgage loans totaled $552.4 million at December 31, 2011 and $552.3 million at December 31, 2010. Our mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. There were three mortgage loans more than 90 days delinquent with a carrying value of $18.9 million at December 31, 2011 and one mortgage loan more than 90 days delinquent with a carrying value of $1.1 million at December 31, 2010. There was also one mortgage loan less than 90 days delinquent as of December 31, 2010 with a carrying value of $14.9 million. The total number of commercial mortgage loans outstanding was 138 at December 31, 2011 and 187 at December 31, 2010. The average loan size increased as prior to the sale of EquiTrust Life during the fourth quarter of 2011, certain loans which were jointly owned by EquiTrust Life and Farm Bureau Life were exchanged so that each party owned whole loans and not a portion of individual loans. In 2011, new loans ranged from $1.8 million to $8.0 million in size, with an average loan size of $4.1 million and an average loan term of 15 years. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. The majority of our mortgage loans amortize principal, with 7.1% that are interest only loans at December 31, 2011. At December 31, 2011, the average loan-to-value of the current outstanding principal balance using the most recent appraised value was 56.1% and the weighted average debt service coverage ratio was 1.5 based on the results of our 2010 annual study. See Note 3 to our consolidated financial statements for further discussion regarding our mortgage loans.

Other Assets

Cash and cash equivalents may fluctuate due to timing of payments made and received and the availability of investment options in the marketplace. The increase of $291.5 million in 2011 was primarily due to cash proceeds received from the EquiTrust Life sale on December 30, 2011. In addition, we established two irrevocable defeasance trusts with $126.4 million in cash and $85.2 million in short-term investments at December 31, 2011, which were restricted for the required redemption of our unaffiliated senior notes on January 30, 2012. See Note 2 to our consolidated financial statements for additional details on the trusts and debt redemption.

Securities and indebtedness of related parties increased 52.1% to $64.5 million primarily due to additional investments made in equity method investees specializing in low income housing. Deferred acquisition costs decreased 18.6% to $376.8 million at December 31, 2011, primarily due to the impact of the change in unrealized appreciation/depreciation on fixed maturity securities. The impact of unrealized appreciation/depreciation on fixed maturity securities decreased deferred acquisition costs $148.3 million at December 31, 2011 and $45.8 million at December 31, 2010. Assets held in separate accounts decreased 10.6% to $603.9 million primarily due to market performance on the underlying investment portfolios and a reduction in our closed block of variable business.

Liabilities

Future policy benefits increased 6.5% to $5,146.9 million at December 31, 2011 primarily due to an increase in the volume of annuity business in force. Other liabilities increased 16.7% to $122.2 million primarily due to the embedded derivative related to the make-whole premium on our unaffiliated senior notes, partially offset by a reduction in payables for securities purchased.

Stockholders' Equity

FBL Financial Group, Inc. stockholders' equity increased 11.5% to $1,278.1 million at December 31, 2011, compared to $1,146.3 million at December 31, 2010. This increase is primarily attributable to the change in the unrealized appreciation/depreciation on fixed maturity securities and net income, partially offset by Class A common stock repurchases totaling $13.6 million.

At December 31, 2011, FBL's common stockholders' equity was $1,275.1 million, or $41.60 per share, compared to $1,143.3 million, or $36.95 per share at December 31, 2010. Included in stockholders' equity per common share is $4.88 at December 31, 2011 and $1.29 at December 31, 2010 attributable to accumulated other comprehensive income. Effective January 1, 2012, stockholders' equity will be decreased by approximately $75.8 million, or $2.47 per common share, upon adoption of a new standard regarding the accounting for deferred acquisition costs. See Note 1 to the consolidated financial statements for details regarding this accounting change.

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

A majority of our insurance liabilities are backed by fixed maturity securities and mortgage loans. The weighted average life of the fixed maturity and mortgage loan portfolio, based on fair values, was approximately 9.1 years at December 31, 2011 and

9.4 years at December 31, 2010. Accordingly, the earned rate on the portfolio lags behind changes in market yields. The extent that the portfolio yield lags behind changes in market yields generally depends upon the following factors:

•	The average life of the portfolio.

•	The amount and speed at which market interest rates rise or fall.

•
The amount by which bond calls, mortgage loan prepayments and paydowns on mortgage and asset-backed securities accelerate during periods of declining interest rates or decelerate during periods of increasing interest rates.

Expected Cash Flows from Investments

	Amortized Cost December 31, 2011	2012	2013	2014	2015	2016	2017 and Thereafter
	(Dollars in thousands)
Fixed maturity securities	$5,189,994	$390,487	$352,372	$295,063	$290,085	$261,170	$3,600,817
Mortgage loans	552,359	47,552	40,982	41,932	29,129	54,388	338,376
Total	$5,742,353	$438,039	$393,354	$336,995	$319,214	$315,558	$3,939,193

The table above summarizes cash inflows from the maturity or prepayment of fixed maturity securities and mortgage loans that will be available for benefits or reinvestment. These cash flow estimates are based on our existing investment holdings and do not anticipate the effect of new acquisitions. The estimates include assumptions for the timing of paydowns on asset-backed and other securities, and accordingly, may not represent actual amounts that will be received during the periods presented.

For a majority of our products, profitability is significantly affected by the spreads between interest yields on investments and interest crediting rates on our insurance liabilities. For variable annuities and variable universal life policies, profitability on the portion of the policyholder's account balance invested in the fixed general account option, if any, is also affected by the spreads earned. For the variable products, the policyholder assumes essentially all the investment earnings risk for the portion of the account balance invested in the separate accounts.

For a substantial portion of our business in force, we have the ability to adjust interest or dividend crediting rates in response to changes in portfolio yield. However, the ability to adjust these rates is limited by competitive factors. Surrender rates could increase and new sales could be negatively impacted if the crediting rates are not competitive with the rates on similar products offered by other insurance companies and financial services institutions. In addition, if market rates were to decrease substantially and stay at a low level for an extended period of time, our spread could be lowered due to interest rate guarantees on many of our interest sensitive products. See "Part 1, Item 1 - Business, Segmentation of Our Business" for the ranges of guaranteed rates and where our products fall within those ranges.

Interest Crediting Rates Compared to Guarantees
	Liabilities at December 31, 2011	Percent Above Minimum Guarantee
	(Dollars in thousands)
Discretionary rate setting products with minimum guarantees:
Traditional annuities	$2,362,060	53.2%
Universal life insurance	636,345	41.3
Variable annuities and variable universal life insurance	282,429	4.4
Total discretionary products	3,280,834
Non-discretionary products	464,023
Total interest sensitive product liabilities	$3,744,857

Non-discretionary products primarily represent funding agreements, guaranteed investment contracts and supplemental contracts involving life contingencies where we do not have the ability to adjust crediting rates.

We design our products to encourage persistency and manage our investment portfolio in a manner to help ensure targeted spreads are earned. In addition to the ability to change interest crediting rates on our products, certain interest sensitive contracts have surrender and withdrawal penalty provisions. Products such as supplementary contracts with life contingencies are not subject to surrender or discretionary withdrawal. Depending on the product, surrender charge rates on annuity contracts range up to 10.0% and surrender charge periods range up to 10 years and typically decrease 1.0% for every one-to-two years the contract is in force.

Surrender and Discretionary Withdrawal Characteristics of Interest Sensitive Products and Supplementary Contracts Without Life Contingencies

Liabilities at December 31, 2011
(Dollars in thousands)
Surrender charge rate:
Greater than or equal to 5%	$397,927
Less than 5%, but still subject to surrender charge	729,947
Not subject to surrender charge	2,488,155
Not subject to surrender or discretionary withdrawal	486,938
Total	$4,102,967

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

Our exposure to interest rate risk stems largely from our annuity products as the cash flows of these products can vary significantly with changes in interest rates. We have holdings in fixed maturity and mortgage loan portfolios to offset the interest rate risk of our annuity products. We actively manage the projected cash flows and duration of these assets and liabilities by minimizing the difference between the two. While it can be difficult to maintain asset and liability durations that are perfectly matched in a dynamic environment, we have identified various strategies that can be implemented if duration mismatches exceed acceptable tolerances. The effective duration of the fixed maturity and mortgage loan portfolios backing our annuity products was 5.3 at December 31, 2011 and 2010. The effective duration of our annuity liabilities was approximately 6.3 at December 31, 2011 and 6.2 at December 31, 2010.

If interest rates were to increase 10% from levels at December 31, 2011 and 2010, the fair value of our fixed maturity securities and short-term investments would decrease approximately $70.2 million at December 31, 2011 and $99.8 million at December 31, 2010. These hypothetical changes in value do not take into account any offsetting change in the value of insurance liabilities for investment contracts since we estimate such value to be the cash surrender value for a majority of the underlying contracts. If interest rates were to decrease 10% from levels at December 31, 2011 and 2010 the fair value of our debt would increase $1.6 million at December 31, 2011 excluding the short-term debt redeemed on January 30, 2012, and $4.0 million at December 31, 2010.

The models used to estimate the impact of a 10% change in market interest rates utilize many assumptions and estimates that materially impact the fair value calculations. Key assumptions in the models include an immediate and parallel shift in the yield curve and an acceleration of bond calls and principal prepayments on mortgage and other asset-backed securities. The above estimates do not attempt to measure the financial statement impact on the resulting change in deferred acquisition costs, value of insurance in force acquired, unearned revenue reserves and income taxes. Due to the subjectivity of these assumptions, the actual impact of a 10% change in rates on the fair values would likely be different from that estimated.

Equity Risk

Equity price risk is limited due to the relatively small equity portfolio held at December 31, 2011. However, we are exposed to equity price risk in the following ways:

•	We earn mortality and expense fee income based on the value of our separate accounts at annual rates ranging from

0.00% to 1.45% for 2011 and 2010 and 0.00% to 1.44% for 2009. As a result, revenues from these sources do fluctuate with changes in the fair value of the equity, fixed maturity and other securities held by the separate accounts.

•
We have equity price risk to the extent we may owe amounts under the guaranteed minimum death benefit and guaranteed minimum income benefit provisions of our variable annuity contracts. See Note 6 to our consolidated financial statements for additional discussion of these provisions.

•
The amortization of deferred acquisition costs on our variable business can fluctuate with changes in the performance of the underlying separate accounts. See the Corporate and Other Segment discussion above for additional discussion of this amortization.

Credit Risk

We have exposure to credit risk as it relates to the uncertainty associated with the continued ability of a given entity to make timely payments of principal and interest. See "Financial Condition - Investments" for additional information about credit risk in our investment portfolio.

Liquidity and Capital Resources

Cash Flows

During 2011, our operating activities generated cash flows totaling $359.4 million consisting of net income of $31.3 million adjusted for non-cash revenues and expenses netting to $328.1 million. We generated cash of $272.1 million in our investing activities during 2011. The primary sources were $1,452.8 million of sales, maturities or the repayment of investments and $471.4 million of proceeds from the EquiTrust Life sale, partially offset by $1,954.0 million of investment acquisitions, mostly in fixed maturity securities. Our financing activities used cash of $340.0 million during 2011. The primary uses were $1,391.3 million for return of policyholder account balances on interest sensitive products and $211.6 million transferred to restricted debt defeasance trusts for the redemption of our non-affiliated long-term debt, partially offset by $1,327.0 million in receipts from interest sensitive products credited to policyholder account balances.

Sources and Uses of Capital Resources

Parent company cash inflows primarily consist of (i) proceeds from the EquiTrust Life sale, (ii) dividends from subsidiaries, if declared and paid, (iii) fees that it charges the various subsidiaries and affiliates for management of their operations, (iv) expense reimbursements and tax settlements from subsidiaries or affiliates, (v) proceeds from the exercise of employee stock options and (vi) investment income. Revenue sources for the parent company during 2011 included management fees from subsidiaries and affiliates of $8.0 million. Cash outflows are principally for salaries, taxes and other expenses related to providing these management services, dividends on outstanding stock, stock repurchases and interest and principal repayments related to our parent company debt.

Farm Bureau Life's cash inflows primarily consist of premium income, deposits to policyholder account balances, income from investments, sales, maturities and calls of investments and repayments of investment principal. Farm Bureau Life's cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, dividends and current operating expenses. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. Continuing operations and financing activities from Farm Bureau Life relating to interest sensitive products provided funds totaling $434.0 million in 2011, $565.0 million in 2010 and $312.3 million in 2009.

Prior to the sale, EquiTrust Life provided (used) funds from operations and financing activities relating to interest sensitive products totaling ($123.5) million in 2011, $89.0 million in 2010 and ($368.3) million in 2009, which are reported with other continuing operations in our consolidated statement of cash flows. In 2009, EquiTrust Life also had a net cash payment of $121.6 million for a reinsurance recapture transaction.

Farm Bureau Life's ability to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. During 2012, the maximum amount legally available for distribution to FBL Financial Group, Inc., without further regulatory approval, is $87.8 million.

We paid cash dividends on our common and preferred stock totaling $8.9 million in 2011, $7.7 million in 2010 and $9.5 million in 2009. It is anticipated that quarterly cash dividend requirements for 2012 will be $0.0075 per Series B redeemable preferred share and $0.10 per common share. The level of common stock dividends will be analyzed quarterly and will be dependent upon our capital and liquidity positions. Assuming a quarterly dividend rate of $0.10 per common share and no common stock repurchases, the common and preferred dividends would total approximately $10.7 million in 2012.

As discussed in Notes 2 and 8 to our consolidated financial statements, in connection with the EquiTrust Life sale, we redeemed $50.0 million of our affiliate Senior Notes in December 2011 and $175.0 million of Senior Notes with non-affiliates in January 2012. On December 30, 2011, we exercised the provisions of the trust indentures and deposited $211.6 million into two irrevocable debt defeasance trusts for the principal, accrued interest and estimated make-whole premium on the Senior Notes with non-affiliates. Funds of $210.9 million from the trusts were used to pay-off the Senior Notes with non-affiliates on January 30, 2012 and the remaining balance in the trusts of $0.7 million was returned to us. Interest payments on all debt totaled $22.3 million in 2011, $24.4 million in 2010 and $25.3 million in 2009. Interest payments on our debt outstanding at December 31, 2011 are estimated to be $11.4 million in 2012, which includes $3.5 million in the debt defeasance trusts for the Senior Notes redeemed in 2012.

In the fourth quarter of 2011, the Board of Directors approved a plan to repurchase up to $200.0 million of Class A common stock. The repurchase plan authorizes us to make repurchases in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. We repurchased 0.4 million shares of stock for $13.6 million in 2011. Completion of the program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares, if any, that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice. As of December 31, 2011, we had no other material commitments for capital expenditures.

Excluding the debt defeasance trusts above, the parent company had available cash and investments totaling $239.4 million at December 31, 2011. FBL Financial Group, Inc. expects to rely on available cash resources and management fee income to make dividend payments to its stockholders and interest payments on its debt, as well as fund any capital initiatives such as the stock repurchases described above.

We manage the amount of our capital to be consistent with statutory and rating agency requirements. As of December 31, 2011, we estimate that we have sufficient capital in Farm Bureau Life to meet our rating objectives. However, this capital may not be sufficient if significant future losses are incurred and access to additional capital is limited.

On a consolidated basis, we anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. However, there can be no assurance that future experience regarding benefits and surrenders will be similar to historic experience since benefits and surrender levels are influenced by such factors as the interest rate environment, our financial strength ratings, the economy and other factors that impact policyholder behavior. In addition to the restricted debt defeasance trust assets mentioned above, our investment portfolio at December 31, 2011, included $41.8 million of short-term investments, $296.3 million of cash and $598.3 million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value. Farm Bureau Life is also a member of the FHLB, which provides a source for additional liquidity if needed. This membership allows us to utilize fixed or floating rate advances offered by the FHLB and secured by qualifying collateral. Our total capacity to utilize such advances is impacted by multiple factors including the market value of eligible collateral, level of statutory admitted assets and excess reserves, and our willingness or capacity to hold activity-based FHLB common stock.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2011 or 2010.

Contractual Obligations

In the normal course of business, we enter into insurance contracts, financing transactions, lease agreements or other commitments which are necessary or beneficial to our operations. These commitments may obligate us to certain cash flows during future periods. The following table summarizes such obligations as of December 31, 2011:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
	(Dollars in thousands)
Contractual Obligations:
Insurance liabilities (1)	$13,148,255	$766,607	$1,345,754	$1,126,977	$9,908,917
Subordinated note payable to Capital Trust, including interest payments (2)	269,175	4,850	9,700	9,700	244,925
2017 Senior Notes, including interest payments	125,820	125,820	—	—	—
2014 Senior Notes, including interest payments	85,098	85,098	—	—	—
Senior Notes with affiliates, including interest payments	60,192	3,050	6,100	51,042	—
Home office operating leases	25,140	2,514	5,028	5,028	12,570
Purchase obligations	61,830	40,269	20,299	686	576
Mortgage loan funding	4,538	4,538	—	—	—
Other long-term liabilities (3)	18,842	7,993	5,121	3,767	1,961
Total	$13,798,890	$1,040,739	$1,392,002	$1,197,200	$10,168,949

(1)
Amounts shown in this table are projected payments through the year 2061 which we are contractually obligated to pay to our life insurance and annuity contract holders. The payments are derived from actuarial models which assume a level interest rate scenario and incorporate assumptions regarding mortality and persistency when applicable. These assumptions are based on our historical experience. The total of the contractual obligations relating to insurance contracts noted above differs from the liability balance on our consolidated balance sheet as follows:

	Contractual Obligations	Balance Sheet Carrying Value	Difference
	(Dollars in thousands)
(a) Reserves based on account values, including separate accounts	$7,612,871	$4,193,184	$3,419,687
(c) Supplementary contracts involving life contingencies	264,772	155,576	109,196
	7,877,643	4,348,760	3,528,883
(b) Traditional life insurance and accident and health products	4,599,425	1,401,995	3,197,430
(c) Supplementary contracts without life contingencies	388,595	359,663	28,932
Total	$12,865,663	$6,110,418	$6,755,245

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

Reserves based on account values, including separate accounts, per table above	$4,193,184
Projected amounts pertaining to:
Accumulation of interest	2,520,069
Death benefits on universal life business in excess of projected account values	1,475,903
Net cost of insurance charges on variable and universal life business	(599,689)
Other, net	23,404
Contractual obligations per table above	$7,612,871

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

In addition, contractual obligations totaling $282.6 million relating to dividend accumulations and other policy claims are included in the "Other policy claims and benefits" and "Advance premiums and other deposits" lines on our consolidated balance sheet.

(2)	Amount shown is net of $3.0 million equity investment in the Capital Trust due to the contractual right of setoff upon repayment of the note.

(3)
Includes our estimated future contributions to multiemployer defined and postretirement benefit plans. Contributions related to the qualified pension plan are included through 2012. No amounts related to the qualified pension plan are included beyond 2012 as the contribution amounts will be re-evaluated based on actual results.

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

Significant Accounting Policies and Estimates

The following is a brief summary of our significant accounting policies and a review of our most critical accounting estimates. For a complete description of our significant accounting policies, see Note 1 to our consolidated financial statements included in Item 8.

In accordance with GAAP, premiums and considerations received for interest sensitive products, such as ordinary annuities and universal life insurance, are reflected as increases in liabilities for policyholder account balances and not as revenues. Revenues reported for these products consist of policy charges for the cost of insurance, administration charges, amortization of policy initiation fees and surrender charges assessed against policyholder account balances. Surrender benefits paid relating to these products are reflected as decreases in liabilities for policyholder account balances and not as expenses. Farm Bureau Life receives investment income earned from the funds deposited into account balances, a portion of which is passed through to the policyholders in the form of interest credited. Interest credited to policyholder account balances and benefit claims in excess of policyholder account balances are reported as expenses in our consolidated financial statements.

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

The costs related to acquiring new business, including certain costs of issuing policies and other variable selling expenses (principally commissions), defined as deferred acquisition costs, are capitalized and amortized into expense. We also record an asset, value of insurance in force acquired, for the cost assigned to insurance contracts when an insurance company is acquired. For nonparticipating traditional life products, these costs are amortized over the premium paying period of the related policies, in proportion to the ratio of annual premium revenues to total anticipated premium revenues. Such anticipated premium revenues are estimated using the same assumptions used for computing liabilities for future policy benefits and are generally "locked in" at the date the policies are issued. For participating traditional life insurance, interest sensitive products, these costs are amortized generally in proportion to expected gross profits from surrender charges and investment, mortality and expense margins. This amortization is adjusted (also known as "unlocked") when Farm Bureau Life revises its estimate of current or future gross profits or margins. For example, deferred acquisition costs are amortized earlier than originally estimated when policy terminations are higher than originally estimated or when investments backing the related policyholder liabilities are sold at a gain prior to their anticipated maturity.

Death and other policyholder benefits reflect exposure to mortality risk and fluctuate from year to year based on the level of claims incurred under insurance retention limits.

Pension assets and liabilities are affected by the estimated market value of plan assets, estimates of the expected return on plan assets and/or discount rates. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets will affect the amount of pension expense ultimately recognized. The December 31, 2011 pension obligation was computed based on an average 4.67% discount rate, which was based on yields for high-quality corporate bonds with a maturity approximating the duration of our pension liability. The long-term return on plan assets is based upon the current market values of our pension investments. Declines in comparable bond and equity yields would increase our net pension liability. Our net pension liability could increase or decrease depending on the extent to which returns on pension plan assets are lower or higher than the discount rate.

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

Fair values are obtained primarily from a variety of independent pricing sources, whose results we evaluate internally. Details regarding valuation techniques and processes are summarized in Notes 1 and 5 to our consolidated financial statements.

At December 31, 2011, our fixed maturity securities classified as available for sale had a fair value of $5,570.6 million, with gross unrealized gains totaling $479.9 million and gross unrealized losses totaling $99.3 million. Due to the large number of fixed maturity securities held, the unique attributes of each security and the complexity of valuation methods, it is not practical to estimate a potential range of fair values for different assumptions and methods that could be used in the valuation process.

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

At December 31, 2011, we had 252 fixed maturity and equity securities with gross unrealized losses totaling $99.9 million. Included in the gross unrealized losses are losses attributable to both movements in market interest rates as well as temporary credit issues. Details regarding these securities are included in the "Financial Condition - Investments" section above.

Due to the large number of securities within the investment portfolio and the unique credit characteristic of each, it is not practical to estimate a range of other-than-temporary impairment losses. As discussed in Note 3 to our consolidated financial statements, we believe that all other-than-temporary impairment losses within the portfolio have been recognized.

Deferred acquisition costs
Amortization of deferred acquisition costs for participating life insurance and interest sensitive products is dependent upon estimates of future gross profits or margins on this business. Key assumptions used include the following:
- amount of death and surrender benefits and the length of time the policies will stay in force,
- yield on investments supporting the liabilities,
- amount of interest or dividends credited to the policies,
- amount of policy fees and charges, and
- amount of expenses necessary to maintain the policies.
Estimates used in the calculation of amortization of deferred acquisition costs, which are revised at least annually, are based on historical results and our best estimate of future experience.
Amortization of deferred acquisition costs for participating life insurance and interest sensitive products is expected to total approximately $36.9 million for 2012, excluding the impact of new production in 2012.

Based upon a historical analysis of fluctuations in estimated gross profits, we believe it is reasonably likely that a 10% change in estimated gross profits could occur. A 10% increase in estimated gross profits for 2012 would result in $2.3 million of additional amortization expense. Correspondingly, a 10% decrease in estimated gross profits would result in $2.3 million reduction of amortization expense. The information above is for illustrative purposes only and does not reflect our expectations regarding future changes in estimated gross profits.

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

Due to the number of independent variables inherent in the calculation of traditional life insurance reserves, it is not practical to perform a sensitivity analysis on the impact of reasonable changes in the underlying assumptions. The cost of performing detailed calculations using different assumption scenarios outweighs the benefit that would be derived. We believe our assumptions are realistic and produce reserves that are fairly stated in accordance with GAAP.

Other asset/liabilities
The determination of net periodic pension expense and related accrued/prepaid pension cost requires the use of estimates as to the expected return on plan assets, discount rate on plan liabilities and other accrual assumptions. Pension expense for 2011 totaled $6.8 million.

We assume an expected long-term rate of return on plan assets of 7.00% and a discount rate of 4.67%. Details regarding the method used to determine the discount rate are summarized in Note 10 to our consolidated financial statements.

The long-term rate of return may fluctuate over time based on asset mix and if investment returns over a long period of time significantly differ from historical returns. The discount rate changes annually as it is based on current yields for high quality corporate bonds with a maturity approximating the duration of our pension obligations. As fluctuations in the expected long-term rate of return and discount rate have been historically moderate and we have no current plans to change our investment strategy significantly, we believe a change of up to 100 basis points is reasonably likely. A 100 basis point decrease in the expected return on assets would result in a $0.7 million increase in pension expense and a 100 basis point increase would result in a $0.7 million decrease to pension expense. A 100 basis point decrease in the assumed discount rate would result in a $1.5 million increase in pension expense while a 100 basis point increase would result in a $1.0 million decrease to pension expense. The information above is for illustrative purposes only and does not reflect our expectations regarding future changes in the long-term rate of return or discount rates.

Balance Sheet Caption	Description of Critical Estimate	Assumptions / Approach Used	Effect if Different Assumptions / Approach Used
Deferred income taxes
The amount deferred tax assets we hold is dependent on our estimate of the future deductibility of certain items. A valuation allowance against deferred income tax assets is established if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. No valuation allowance was recorded on deferred tax assets at December 31, 2011.

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

At December 31, 2011, we held deferred tax assets totaling $87.7 million, none of which related to unrealized losses on fixed maturity and equity securities, and $48.3 million of which relate to realized losses. A significant decline in the value of assets incorporated into our tax planning strategies could lead to the establishment of a valuation allowance on deferred tax assets having an adverse effect on earnings.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a - 15(f). Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

We engage Ernst & Young LLP as the independent registered public accounting firm to audit our financial statements and internal control over financial reporting and express their opinion thereon. A copy of Ernst & Young LLP's audit opinions follows this letter.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
FBL Financial Group, Inc.

We have audited FBL Financial Group, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Management of FBL Financial Group, Inc. (the Company) is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, FBL Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011 of FBL Financial Group, Inc. and our report dated February 16, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Des Moines, Iowa
February 16, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders
FBL Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of FBL Financial Group, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FBL Financial Group, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in response to new accounting standards, effective July 1, 2010, the Company changed its method of accounting with respect to certain investments with embedded credit derivatives.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FBL Financial Group, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Des Moines, Iowa
February 16, 2012

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2011	2010
Assets
Investments:
Fixed maturities - available for sale, at fair value (amortized cost: 2011 - $5,189,994; 2010 - $4,768,155)	$5,570,550	$4,870,569
Equity securities - available for sale, at fair value (cost: 2011 - $55,697; 2010 - $54,912)	57,432	56,486
Mortgage loans	552,359	552,348
Real estate	2,541	8,265
Policy loans	172,368	170,341
Short-term investments	41,756	194,871
Other investments	189	461
Total investments	6,397,195	5,853,341

Cash and cash equivalents	296,339	4,794
Restricted debt defeasance trust assets	211,627	—
Securities and indebtedness of related parties	64,516	42,415
Accrued investment income	67,200	62,183
Amounts receivable from affiliates	3,942	2,025
Reinsurance recoverable	94,685	97,257
Deferred acquisition costs	376,797	463,021
Value of insurance in force acquired	25,781	27,706
Current income taxes recoverable	16,334	13,952
Other assets	67,590	67,000
Assets held in separate accounts	603,903	675,586
Assets of subsidiary held for sale	—	8,024,820

Total assets	$8,225,909	$15,334,100

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

	December 31,
	2011	2010
Liabilities and stockholders' equity
Liabilities:
Future policy benefits:
Interest sensitive products	$3,744,857	$3,468,557
Traditional life insurance and accident and health products	1,401,995	1,362,410
Other policy claims and benefits	40,488	47,668
Supplementary contracts without life contingencies	359,663	353,935
Advance premiums and other deposits	211,573	188,577
Amounts payable to affiliates	713	328
Short-term debt payable to affiliates	—	100,000
Short-term debt payable to non-affiliates	174,258	—
Long-term debt payable to affiliates	49,968	—
Long-term debt payable to non-affiliates	97,000	271,168
Deferred income taxes	141,130	117,325
Other liabilities	122,180	104,653
Liabilities related to separate accounts	603,903	675,586
Liabilities of subsidiary held for sale	—	7,497,479
Total liabilities	6,947,728	14,187,686

Stockholders' equity:
FBL Financial Group, Inc. stockholders' equity
Preferred stock, without par value, at liquidation value - authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 29,457,644 shares in 2011 and 29,749,068 shares in 2010	129,684	118,165
Class B common stock, without par value - authorized 1,500,000 shares, issued and outstanding 1,192,990 shares	7,522	7,522
Accumulated other comprehensive income	149,622	39,895
Retained earnings	988,238	977,740
Total FBL Financial Group, Inc. stockholders' equity	1,278,066	1,146,322
Noncontrolling interest	115	92
Total stockholders' equity	1,278,181	1,146,414
Total liabilities and stockholders' equity	$8,225,909	$15,334,100
See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Year ended December 31,
	2011	2010	2009
Revenues:
Interest sensitive product charges	$97,103	$93,881	$88,757
Traditional life insurance premiums	168,519	162,056	154,154
Net investment income	343,310	324,540	303,486
Net realized capital gains on sales of investments	5,355	21,392	7,748

Total other-than-temporary impairment losses	(20,206)	(30,637)	(61,068)
Non-credit portion in other comprehensive income/loss	6,555	20,821	22,660
Net impairment losses recognized in earnings	(13,651)	(9,816)	(38,408)
Other income	17,701	14,289	17,472
Total revenues	618,337	606,342	533,209

Benefits and expenses:
Interest sensitive product benefits	192,082	176,588	162,671
Traditional life insurance benefits	148,959	137,180	128,159
Policyholder dividends	17,030	17,571	18,827
Underwriting, acquisition and insurance expenses	123,387	123,443	119,196
Interest expense	8,532	9,566	10,391
Loss on debt redemption	33,176	—	—
Other expenses	20,652	19,782	20,246
Total benefits and expenses	543,818	484,130	459,490
	74,519	122,212	73,719
Income taxes	(20,479)	(41,348)	(24,121)
Equity income, net of related income taxes	1,284	3,459	750
Net income from continuing operations	55,324	84,323	50,348
Discontinued operations:
Loss on sale of subsidiary, net of tax benefit of $36,932	(68,507)	—	—
Income from discontinued operations, net of tax	44,465	36,252	19,344
Total income (loss) from discontinued operations	(24,042)	36,252	19,344
Net income	31,282	120,575	69,692
Net loss (income) attributable to noncontrolling interest	(6)	78	143
Net income attributable to FBL Financial Group, Inc.	$31,276	$120,653	$69,835

Earnings per common share:
Income from continuing operations	$1.80	$2.77	$1.67
Income (loss) from discontinued operations	(0.79)	1.19	0.65
Earnings per common share	$1.01	$3.96	$2.32
Earnings per common share - assuming dilution:
Income from continuing operations	$1.77	$2.74	$1.67
Income (loss) from discontinued operations	(0.77)	1.18	0.64
Earnings per common share - assuming dilution	$1.00	$3.92	$2.31

Cash dividends per common share	$0.2875	$0.2500	$0.3125

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)

	FBL Financial Group, Inc. Stockholders' Equity
	Series B Preferred Stock	Class A and Class B Common Stock (a)	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interest	Total Stockholders' Equity
Balance at January 1, 2009	$3,000	$111,612	$(649,758)	$793,511	$96	$258,461
Reclassification of non-credit impairment losses from prior periods	—	—	(15,641)	15,641	—	—
Comprehensive income:
Net income for 2009	—	—	—	69,835	(143)	69,692
Change in net unrealized investment gains/losses	—	—	564,817	—	—	564,817
Non-credit impairment losses	—	—	(18,158)	—	—	(18,158)
Change in funded status of the other postretirement benefit plans		—	10	—	—	10
Total comprehensive income (b)	—					616,361
Stock-based compensation, including the net issuance of 307,100 common shares under compensation plans	—	5,787	—	—	—	5,787
Dividends on preferred stock	—	—	—	(150)	—	(150)
Dividends on common stock	—	—	—	(9,350)	—	(9,350)
Receipts related to noncontrolling interest	—	—	—	—	168	168
Balance at December 31, 2009	3,000	117,399	(118,730)	869,487	121	871,277
Reclassification of embedded credit derivative loss	—	—	4,691	(4,691)	—	—
Comprehensive income:
Net income for 2010	—	—	—	120,653	(78)	120,575
Change in net unrealized investment gains/losses	—	—	177,196	—	—	177,196
Non-credit impairment losses	—	—	(23,566)	—	—	(23,566)
Change in funded status of the other postretirement benefit plans	—	—	304	—	—	304
Total comprehensive income (b)						274,509
Stock-based compensation, including the net issuance of 466,079 common shares under compensation plans	—	8,288	—	—	—	8,288
Dividends on preferred stock	—	—	—	(150)	—	(150)
Dividends on common stock	—	—	—	(7,559)	—	(7,559)
Receipts related to noncontrolling interest	—	—	—	—	49	49
Balance at December 31, 2010	$3,000	$125,687	$39,895	$977,740	$92	$1,146,414

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
(Dollars in thousands)

	FBL Financial Group, Inc. Stockholders' Equity
	Series B Preferred Stock	Class A and Class B Common Stock (a)	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interest	Total Stockholders' Equity
Balance at December 31, 2010	$3,000	$125,687	$39,895	$977,740	$92	$1,146,414
Comprehensive income:
Net income for 2011	—	—	—	31,276	6	31,282
Change in net unrealized investment gains/losses	—	—	113,993	—	—	113,993
Non-credit impairment losses	—	—	(4,261)	—	—	(4,261)
Change in funded status of the other postretirement benefit plans	—	—	(5)	—	—	(5)
Total comprehensive income (b)						141,009
Stock-based compensation, including the net issuance of 121,551 shares under compensation plans	—	13,277	—	—	—	13,277
Purchase of 412,975 shares of common stock	—	(1,758)	—	(11,861)	—	(13,619)
Dividends on preferred stock	—	—	—	(150)	—	(150)
Dividends on common stock	—	—	—	(8,767)	—	(8,767)
Receipts related to noncontrolling interest	—	—	—	—	17	17
Balance at December 31, 2011	$3,000	$137,206	$149,622	$988,238	$115	$1,278,181

(a)    All activity for the periods shown relates to Class A Common Stock.
(b)    Comprehensive income attributable to FBL Financial Group, Inc. was $141,003 for 2011, $274,587 for 2010 and $616,504 for 2009.

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended December 31,
	2011	2010	2009
Operating activities (a)
Net income	$31,282	$120,575	$69,692
Adjustments to reconcile net income to net cash provided by operating activities:
Interest credited to account balances	449,164	438,561	338,953
Charges for mortality, surrenders and administration	(111,881)	(113,147)	(153,670)
Net realized (gains) losses on investments	(30,096)	(30,590)	20,865
Change in fair value of derivatives	(64,940)	(30,083)	90,286
Increase in traditional life and accident and health benefit liabilities	39,585	43,576	38,537
Deferral of acquisition costs	(134,979)	(100,196)	(97,144)
Amortization of deferred acquisition costs and value of insurance in force	157,416	145,416	191,729
Change in reinsurance recoverable	12,195	4,592	(21,827)
Provision for deferred income taxes	(33,228)	20,118	37,451
Loss on sale of subsidiary	68,507	—	—
Loss on debt redemption	33,176	—	—
Gain on reinsurance recapture	—	—	(11,109)
Cash transferred for reinsurance recapture	—	—	(120,722)
Other	(56,775)	16,929	(23,987)
Net cash provided by operating activities	359,426	515,751	359,054

Investing activities (a)
Sales, maturities or repayments:
Fixed maturities - available for sale	1,267,355	1,132,543	1,784,386
Equity securities - available for sale	2,505	717	89
Mortgage loans	87,847	76,838	73,027
Derivative instruments	55,349	117,186	95,276
Policy loans	38,344	38,912	39,281
Securities and indebtedness of related parties	86	1,622	25
Other investments	—	1,725	—
Real estate	1,331	—	—
Acquisitions:
Fixed maturities - available for sale	(1,769,476)	(1,681,148)	(1,666,709)
Equity securities - available for sale	(4,643)	(16,136)	(10,432)
Mortgage loans	(49,303)	(36,140)	(511)
Derivative instruments	(63,478)	(64,232)	(65,438)
Policy loans	(40,371)	(40,517)	(42,775)
Securities and indebtedness of related parties	(26,680)	(3,371)	(25,000)
Short-term investments, net change	306,839	(180,227)	59,317
Purchases and disposals of property and equipment, net	(5,008)	(5,572)	(833)
Proceeds received from sale of subsidiary	471,431	—	—
Net cash provided by (used in) investing activities	272,128	(657,800)	239,703

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Year ended December 31,
	2011	2010	2009
Financing activities (a)
Contract holder account deposits	$1,327,043	$1,319,161	$1,287,148
Contract holder account withdrawals	(1,391,312)	(1,181,528)	(1,845,340)
Transfer to restricted debt defeasance trusts	(211,627)	—	—
Repayments of debt	(50,000)	—	(60,000)
Receipts related to noncontrolling interests, net	17	49	168
Excess tax deductions on stock-based compensation	656	936	310
Issuance (repurchase) of common stock, net	(5,869)	4,244	2,437
Dividends paid	(8,917)	(7,709)	(9,500)
Net cash provided by (used in) financing activities	(340,009)	135,153	(624,777)
Increase (decrease) in cash and cash equivalents	291,545	(6,896)	(26,020)
Cash and cash equivalents at beginning of year	4,794	11,690	37,710
Cash and cash equivalents at end of year	$296,339	$4,794	$11,690

Supplemental disclosures of cash flow information (a)
Cash paid (received) during the year for:
Interest	$22,298	$24,363	$25,265
Income taxes	52,852	42,040	(1,572)
Non-cash operating activity:
Deferral of sales inducements	51,502	27,376	30,512
Invested assets transferred in reinsurance recapture	—	—	(93,161)
Deferred acquisition costs transferred in reinsurance recapture	—	—	(19,523)
Net reserves and other liabilities transferred in reinsurance recapture	—	—	244,515
Net assets of subsidiary sold	(558,354)	—	—
Non-cash investing activity:
Foreclosure of mortgage loans to real estate	—	1,482	14,173
Non-cash financing activity:
Refinancing of debt payable to affiliates	100,000	—	—

(a) Our consolidated statement of cash flows combines the cash flows from discontinued operations with the cash flows from continuing operations within each major category (operating, investing and financing) of the statement and supplemental disclosures.

See accompanying notes.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) Significant Accounting Policies

Nature of Business

FBL Financial Group, Inc. (we or the Company) operates predominantly in the life insurance industry through its principal subsidiary, Farm Bureau Life Insurance Company (Farm Bureau Life). Farm Bureau Life markets individual life insurance policies and annuity contracts to Farm Bureau members and other individuals and businesses in the Midwestern and Western sections of the United States through an exclusive agency force. Several subsidiaries support various functional areas of Farm Bureau Life and other affiliates by providing investment advisory, marketing and distribution, and leasing services. In addition, we manage two Farm Bureau affiliated property-casualty companies.

See Note 2 for information on the recent sale of our former subsidiary, EquiTrust Life Insurance Company (EquiTrust Life). Financial results of this business component have been reclassified in the prior period financial statements and excluded from the notes to the consolidated financial statements, unless otherwise noted.

Consolidation

Our consolidated financial statements include the financial statements of FBL Financial Group, Inc. and its direct and indirect subsidiaries. All significant intercompany transactions have been eliminated.

Accounting Changes

Effective January 1, 2011, we adopted guidance issued by the Financial Accounting Standards Board (FASB) which clarified that investments held within the separate accounts of an insurance entity should not be combined with the insurer's general account interest in the same investments when determining whether consolidation is required, unless the separate account interests are held for the benefit of a related party. The adoption of this guidance had no impact on our consolidated financial statements.

Effective January 1, 2011, we adopted guidance issued by the FASB which modified the goodwill impairment test. This guidance modified Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity would be required to perform Step 2 of the test if qualitative factors indicate that it is more likely than not that goodwill impairment exists. This guidance had no impact on our consolidated financial statements. In September 2011, the FASB issued further guidance related to the goodwill impairment test. This additional guidance provides for an assessment of qualitative factors to determine if it is more likely than not that a goodwill impairment exists. If it is determined that an impairment is more likely than not, then the two-step impairment test is required. We adopted this guidance during the fourth quarter of 2011. The adoption of this guidance had no impact on our consolidated financial statements.

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

Effective July 1, 2010, we adopted guidance issued by the FASB, which clarifies the type of embedded credit derivative that is exempt from bifurcation. This guidance requires that the only form of embedded credit derivatives that qualify for the exemption are credit derivatives related to the subordination of one financial instrument to another. For securities no longer exempt under the new guidance, companies may continue to forgo bifurcating the embedded derivatives if they elect, on an instrument-by-instrument basis, and report the security at fair value with changes in fair value reported through the statements of operations. Upon adoption of this guidance, we elected the fair value option for a synthetic collateralized debt obligation security, reclassifying $4.7 million of unrealized loss, net of offsets, from accumulated other comprehensive income (loss) to retained earnings.

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

In October 2010, the FASB issued guidance related to accounting for costs associated with acquiring or renewing insurance contracts. This guidance defines allowable deferred acquisition costs as the incremental direct cost of contract acquisition and certain costs related directly to underwriting, policy issuance and processing. This guidance also allows for the deferral of advertising costs if directly linked to a sale. We will adopt the guidance retrospectively during the first quarter of 2012, and currently estimate that the impact upon adoption will be to reduce stockholders' equity by approximately $75.8 million at December 31, 2011, $101.7 million at December 31, 2010 and $117.1 million at December 31, 2009. Net income from continuing operations is expected to be reduced by $3.1 million ($0.10 per basic and diluted common share) for 2011, $3.3 million ($0.11 per basic and diluted common share) for 2010 and $4.1 million ($0.14 per basic common share and $0.13 per diluted common share) for 2009. Net income (loss) from discontinued operations is expected to increase for 2011 due to a decrease in the loss recognized on the sale of EquiTrust Life by $12.6 million ($0.41 per basic common share and $0.40 per diluted common share). Net income from discontinued operations will decrease $1.7 million ($0.05 per basic and diluted common share) for 2010 and $1.0 million ($0.03 per basic and diluted common share) for 2009.

Investments

Fixed Maturities and Equity Securities

Fixed maturity securities, comprised of bonds, redeemable preferred stock and certain non-redeemable preferred stock, which may be sold, are designated as "available for sale." Available-for-sale securities are reported at fair value and unrealized gains and losses on these securities, with the exception of unrealized gains and losses relating to the synthetic collateralized debt obligation in 2010 (see Note 1), are included directly in stockholders' equity as a component of accumulated other comprehensive income (loss). Beginning July 1, 2010, unrealized gains and losses relating to the synthetic collateralized debt obligation are recorded as a component of derivative income (loss) in the consolidated statements of operations. The unrealized gains and losses are reduced by a provision for deferred income taxes and adjustments to deferred acquisition costs, value of insurance in force acquired and unearned revenue reserve that would have been required as a charge or credit to income had such amounts been realized.

Premiums and discounts are amortized/accrued using methods which result in a constant yield over the securities' expected lives. Amortization/accrual of premiums and discounts on mortgage and asset-backed securities incorporates prepayment assumptions to estimate the securities' expected lives.

Equity securities, comprised of mutual funds and common and non-redeemable preferred stocks, are designated as "available for sale" and are reported at fair value. The change in unrealized gains and losses of equity securities is included directly in stockholders' equity, net of any related deferred income taxes, as a component of accumulated other comprehensive income (loss).

Mortgage Loans

Mortgage loans are reported at cost adjusted for amortization of premiums and accrual of discounts. If we determine that the value of any mortgage loan is impaired (i.e., when it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement or a loan modification which has been classified as troubled debt restructuring), the carrying value of the mortgage loan is reduced to its fair value, which may be based upon the present value of expected future cash flows from the loan, or the fair value of the underlying collateral. The carrying value of impaired loans is reduced by the establishment of a valuation allowance, changes to which are recognized as realized gains or losses on investments. Interest income on impaired loans is recorded on a cash basis. Once mortgage loans are classified as nonaccrual loans, the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan has been restructured to where the collection of interest is considered likely.

Real Estate

Real estate is reported at cost less allowances for depreciation, as applicable. The carrying value of these assets is subject to regular review. For properties not held for sale, if indicators of impairment are present and a property's expected undiscounted cash flows are not sufficient to recover the property's carrying value, an impairment loss is recognized and the property's cost basis is reduced to fair value. If the fair value, less estimated sales costs, of real estate held for sale decreases to an amount lower than its carrying value, the carrying value of the real estate is reduced by the establishment of a valuation allowance, changes to which are recognized as realized gains or losses on investments. There was one property held for investment with a valuation allowance of less than $0.1 million as of December 31, 2011 and December 31, 2010. There were no properties held for sale with a valuation allowance as of December 31, 2011 or 2010.

Other Investments

Policy loans are reported at unpaid principal balance. Short-term investments, which include investments with remaining maturities of one year or less, but greater than three months at the time of acquisition, are reported at cost adjusted for amortization of premiums and accrual of discounts. Other investments include our ownership interest in aircraft acquired in the troubled debt restructuring with a bond issuer that filed for bankruptcy. The ownership interest in the aircraft is reported at cost, less accumulated depreciation.

We have embedded derivatives associated with modified coinsurance contracts, which are included within reinsurance recoverable, and with a collateralized debt obligation included in fixed maturity securities. These instruments are carried at fair value with changes reflected in other income. See Note 4 for more information regarding our derivative instruments.

Securities and indebtedness of related parties include investments in corporations and partnerships over which we may exercise significant influence and those investments for which we are required to use the equity method of accounting. These corporations and partnerships operate predominately in the investment company, insurance, broker/dealer and real estate industries and include low income housing tax credit generating partnerships. Such investments are accounted for using the equity method. In applying the equity method, we record our share of income or loss reported by the equity investees. For partnerships operating in the investment company industry, this income or loss includes changes in unrealized gains and losses in the partnerships' investment portfolios.

Accrued Investment Income

We discontinue the accrual of investment income on invested assets when it is determined that collection is uncertain.

Realized Gains and Losses on Investments

Realized gains and losses on sales of investments are determined on the basis of specific identification. The carrying values of all our investments are reviewed on an ongoing basis for credit deterioration. When our review indicates a decline in fair value for a fixed maturity security is other than temporary and we do not intend to sell or believe we will be required to sell the security before recovery of our amortized cost, a specific write down is charged to earnings for the credit loss and a specific charge is recognized in accumulated other comprehensive income (loss) for the non-credit loss component. If we intend to sell or believe we will be required to sell a fixed maturity security before its recovery, the full amount of the impairment write down to fair value is charged to earnings. For all equity securities, the full amount of an other-than-temporary impairment write down is recognized as a realized loss on investments in the statements of operations and the new cost basis for the security is equal to its fair value.

We monitor the financial condition and operations of the issuers of fixed maturities and equity securities that could potentially have a credit impairment that is other than temporary. In determining whether or not an unrealized loss is other than temporary, we review factors such as:

•	historical operating trends;
•	business prospects;
•	status of the industry in which the company operates;
•	analyst ratings on the issuer and sector;
•	quality of management;
•	size of unrealized loss;
•	level of current market interest rates compared to market interest rates when the security was purchased;
•	length of time the security has been in an unrealized loss position;
•	for fixed maturities, our intent to sell and whether it is more likely than not that we would be required to sell prior to recovery; and
•	for equity securities, our ability and intent to hold the security for a period of time that allows for the recovery in value.

In order to determine the credit and non-credit impairment loss for a fixed maturity security, every quarter we estimate the future cash flows we expect to receive over the remaining life of the instrument as well as review our plans to hold or sell the instrument. Significant assumptions regarding the present value of expected cash flows for each security are used when an other-than-temporary impairment occurs and there is a non-credit portion of the unrealized loss that won't be recognized in earnings. Our assumptions for residential mortgage-backed securities, commercial mortgage-backed securities, other asset-backed securities and prior to July 1, 2010, collateralized debt obligations, include collateral pledged, guarantees, vintage, anticipated principal and interest payments, prepayments, default levels, severity assumptions, delinquency rates and the level of nonperforming assets for the remainder of the investments' expected term. We use a single best estimate of cash flows approach and use the effective yield prior to the date of impairment to calculate the present value of cash flows. Our assumptions for corporate and other fixed maturity securities include anticipated principal and interest payments and an estimated recovery value, generally based on a percentage return of the current market value.

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

Fair Values

Fair values of fixed maturity securities are based on quoted market prices in active markets when available. Fair values of fixed maturity securities that are not actively traded are estimated using valuation models that vary by asset class. Fair values for all securities are reviewed for reasonableness by considering overall market conditions and values for similar securities. Fair values of redeemable preferred stocks, equity securities and derivative investments are based on the latest quoted market prices, or for those items not readily marketable, generally at values which are representative of the fair values of comparable issues. See Note 5 for more information on our fair value policies, including assumptions and the amount of securities priced using the valuation models.

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

Fair values for the embedded derivatives in our modified coinsurance contracts are based on the difference between the fair value and the cost basis of the underlying investments. See Note 4 for more information regarding derivatives and see Note 6 for additional details on our reinsurance agreements.

Deferred Acquisition Costs and Value of Insurance In Force Acquired

Deferred acquisition costs include certain costs of acquiring new insurance business, including commissions and other expenses related to the production of new business, to the extent recoverable from future policy revenues and gross profits. Also included are premium bonuses and bonus interest credited to contracts during the first contract year only. The value of insurance in force acquired represents the cost assigned to insurance contracts when an insurance company is acquired. The initial value is determined by an actuarial study using expected future gross profits as a measurement of the net present value of the insurance acquired. Interest accrued on the unamortized balance at a weighted average rate of 4.72% in 2011, 4.69% in 2010 and 4.85% in 2009.

For participating traditional life insurance and interest sensitive products, these costs are being amortized generally in proportion to expected gross profits (after dividends to policyholders, if applicable) from surrender charges and investment, mortality and expense margins. That amortization is adjusted retrospectively through an unlocking process when estimates of current or future gross profits/margins (including the impact of investment gains and losses) to be realized from a group of products are revised. For nonparticipating traditional life products, these costs are amortized over the premium paying period of the related policies, in proportion to the ratio of annual premium revenues to total anticipated premium revenues. Such anticipated premium revenues are estimated using the same assumptions used for computing liabilities for future policy benefits.

During 2011, refinements were made to the methods and assumptions used to calculate the amortization of value of insurance in force and deferred acquisition costs, which increased net income from continuing operations $5.0 million ($0.16 per basic and diluted common share).

Other Assets

Other assets include property and equipment, primarily comprised of capitalized software costs, furniture and equipment, which are reported at cost less allowances for depreciation and amortization. Depreciation and amortization expense is primarily computed using the straight-line method over the estimated useful lives of the assets, which range from two to twenty years. Property and equipment had a carrying value of $20.0 million at December 31, 2011 and $18.6 million at December 31, 2010, and accumulated depreciation and amortization of $61.8 million at December 31, 2011 and $61.7 million at December 31, 2010. Depreciation and amortization expense for furniture and equipment was $3.5 million in 2011, $4.2 million in 2010 and $5.9 million in 2009.

Other assets at December 31, 2011 and 2010, also includes goodwill of $9.9 million related to the excess of the amounts paid to acquire companies over the fair value of the net assets acquired. Goodwill is not amortized but is subject to annual impairment testing. We evaluate our goodwill balance by comparing the fair value of our reporting units to the carrying value of the goodwill. We conduct our impairment testing annually as well as when circumstances suggest an impairment may have occurred. Such circumstances include changes in the competitive or overall economic environment or other business condition changes that may negatively impact the value of the underlying business. On a periodic basis, as well as in the event circumstances indicate the value of the business may have declined significantly, we will estimate the value of the business using discounted cash flow techniques. In the event that we were to dispose one of our reporting units, a discounted cash flow approach would be used to estimate the fair value of that reporting unit; therefore we believe this approach better approximates the fair value of our goodwill than a market capitalization approach. A number of significant assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including future premiums, product lapses, investment yields and discount rate. Underlying assumptions are based on historical experience and our best estimates given information available at the time of testing. As a result of our impairment review we have determined our goodwill was not impaired as of December 31, 2011 or 2010.

Future Policy Benefits

Future policy benefit reserves for interest sensitive products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances. Interest crediting rates for our interest sensitive products ranged from 1.00% to 5.50% in 2011 and from 1.55% to 5.50% in 2010 and 2009.

The liability for future policy benefits for participating traditional life insurance is based on net level premium reserves, including assumptions as to interest, mortality and other factors underlying the guaranteed policy cash values. Reserve interest assumptions are level and range from 2.00% to 6.00%. The average rate of assumed investment yields used in estimating gross margins was 6.04% in 2011, 6.20% in 2010 and 6.18% in 2009. The liability for future policy benefits for non-participating traditional life insurance is computed using a net level method, including assumptions as to mortality, persistency and interest and includes provisions for possible unfavorable deviations.

The liabilities for future policy benefits for accident and health insurance are computed using a net level (or an equivalent) method, including assumptions as to morbidity, mortality and interest and include provisions for possible unfavorable deviations. Policy benefit claims are charged to expense in the period that the claims are incurred.

During 2009, we refined certain reserve calculations resulting in a net after-tax increase to net income of $7.2 million ($0.24 per basic and diluted common share). In 2010, additional refinements were made to the calculation of reserves for certain traditional life contracts. These refinements, along with associated adjustments to deferred acquisition costs and taxes, resulted in an increase to net income of $3.0 million ($0.10 per basic and diluted common share).

Other Policy Claims and Benefits

We have unearned revenue reserves that reflect the unamortized balance of charges assessed to interest sensitive contract holders to compensate us for services to be performed over future periods (policy initiation fees). These charges have been deferred and are being recognized in income over the period benefited using the same assumptions and factors used to amortize deferred acquisition costs.

We have accrued dividends for participating business that are established for anticipated amounts earned to date that have not been paid. The declaration of future dividends for participating business is at the discretion of the Board of Directors of Farm Bureau Life. Participating business accounted for 38% of receipts from policyholders during 2011 (2010 - 39% and 2009 - 40%) and represented 12% of life insurance in force at December 31, 2011, 2010 and 2009.

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

Recognition of Premium Revenues and Costs

Revenues for interest sensitive and variable products consist of policy charges for the cost of insurance, asset charges, administration charges, amortization of policy initiation fees and surrender charges assessed against policyholder account balances. The timing of revenue recognition as it relates to these charges and fees is determined based on the nature of such charges and fees. Policy charges for the cost of insurance, asset charges and policy administration charges are assessed on a daily or monthly basis and are recognized as revenue when assessed and earned. Certain policy initiation fees that represent compensation for services to be provided in the future are reported as unearned revenue and recognized in income over the periods benefited. Surrender charges are determined based upon contractual terms and are recognized upon surrender of a contract. Policy benefits and claims charged to expense include interest amounts credited to policyholder account balances and benefit claims incurred in excess of policyholder account balances during the period. Amortization of deferred acquisition costs is recognized as expenses over the life of the policy.

Traditional life insurance premiums are recognized as revenues over the premium-paying period. Future policy benefits and policy acquisition costs are recognized as expenses over the life of the policy by means of the provision for future policy benefits and amortization of deferred acquisition costs.

All insurance-related revenues, benefits and expenses are reported net of reinsurance ceded. The cost of reinsurance ceded is recognized over the contract periods of the reinsurance agreements. Policies and contracts assumed are accounted for in a manner similar to that followed for direct business.

Underwriting, Acquisition and Insurance Expenses

	Year ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	$15,218	$13,953	$13,613
Amortization of deferred acquisition costs	49,947	46,343	40,123
Amortization of value of insurance in force acquired	(4,658)	1,720	2,636
Other underwriting, acquisition and insurance expenses, net of deferrals	62,880	61,427	62,824
Total	$123,387	$123,443	$119,196

Other Income and Other Expenses

Other income and other expenses primarily consist of revenue and expenses generated by our various non-insurance subsidiaries for investment advisory, marketing and distribution, and leasing services. They also include revenues and expenses generated by our parent company for management services. Certain of these activities are performed on behalf of our affiliates. Lease income from leases with affiliates totaled $1.8 million in 2011, $2.0 million in 2010 and $3.6 million in 2009. Investment advisory fee income from affiliates totaled $1.2 million in 2011 and 2010 and $1.1 million in 2009. In addition, Farm Bureau Life has certain items reported as other income and other expense, which netted to $3.2 million in 2011, $2.1 million in 2010 and $2.0 million in 2009. We expense legal costs associated with a loss contingency as incurred.

Held for Sale and Discontinued Operations

When a component of our business is sold or expected to be sold, we segregate the assets and liabilities of the component and report them as assets and liabilities of subsidiary held for sale in the consolidated balance sheets. A component is expected to be sold when we have approved or received approval to sell, are committed to a formal plan, the component is available for immediate sale and being actively marketed, the sale is anticipated to occur during the ensuing year and certain other specified criteria are met. Once all criteria are attained, assets and liabilities of the component are restated as held for sale in prior periods at their carrying value.

We report the results of operations of a business as discontinued operations when the component is sold or expected to be sold, the operations and cash flows of the business have been or will be eliminated from the ongoing operations as a result of the disposal transaction, and we will not have any significant continuing involvement in the operations of the business after the disposal transaction. The results of discontinued operations are reported as income from discontinued operations in the consolidated statements of operations for current and prior periods commencing in the period in which the business is either disposed of or accounted for as a disposal group. Any gain or loss recognized on the disposal is also reported as a component of discontinued operations. Major classes of assets and liabilities of subsidiary held for sale and components of the income from discontinued operations are separately disclosed in Note 2.

Debt required to be redeemed due to selling a significant component of our business remains a liability until we have been legally released from the entire obligation and all conditions for extinguishment have been met. In addition, any gain or loss on the extinguishment is recognized when we are relieved of the entire obligation. Changes in fair value of embedded derivatives related to make-whole redemption provisions are reported as loss on debt redemption in the Consolidated Statements of Operations.

If the debt is not specific to the disposed component, the liability is not classified as held for sale and any related gain or loss is reported as part of continuing operations. However, interest on any debt required to be redeemed as a result of the disposal transaction is reported in income from discontinued operations for current and prior periods commencing in the period in which the business is either disposed of or accounted for as a disposal group.

Other significant accounting policies primarily applicable to assets and liabilities held for sale and discontinued operations, which are not discussed above include:

•	Derivative instruments, which include call options used to fund index credits on index annuities, are measured at fair value net of related collateral receivable or payable.

•
Call options used to fund index credits on the assumed index annuities are purchased by and maintained on the books of the ceding company. We record our proportionate share of the option value supporting the reinsured business as a reinsurance recoverable at fair value, based on quoted market prices adjusted for a credit risk component.

•
Deferred sales inducements represent premium bonuses and bonus interest credited to contracts during the first contract year only. These costs are amortized similar to other deferred acquisition costs discussed above.

•
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

•	Changes in reserves for the embedded derivatives in the index annuities and amortization of deferred sales inducements are recognized as expenses over the life of the policy.

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

We also have three share-based payment arrangements under our Class A Common Stock Compensation Plan and a Cash-Based Restricted Stock Unit Plan. We recognize compensation expense for all share-based payments granted, modified or settled. The non-performance related stock-based expense is recognized over the shorter of our five-year vesting schedule or the period ending when the employee becomes eligible for retirement using the straight-line method. The performance related stock-based expense is based on the number of shares expected to vest and is recognized over the required service period. The impact of forfeitures is estimated and compensation expense is recognized only for those stock-based instruments expected to vest. We report tax deductions related to stock-based instruments in excess of recognized compensation expense as a financing cash flow.

See Note 10 for additional details on these plans.

Comprehensive Income

Unrealized gains and losses on our available-for-sale securities and certain interest rate swaps are included in accumulated other comprehensive income (loss) in stockholders' equity. Comprehensive income excludes net investment gains and losses included in net income which represent transfers from unrealized to realized gains and losses, which totaled $7.0 million in 2011, $13.6 million in 2010 and ($19.9) million in 2009. These amounts, which have been measured through the date of sale, include the EquiTrust Life Business discussed in Note 2 and are net of income taxes and adjustments to deferred acquisition costs, value of insurance in force acquired and unearned revenue reserve totaling ($15.6) million in 2011, ($18.8) million in 2010 and $3.8 million in 2009. Comprehensive income also includes changes in the underfunded status of our single employer health and medical postretirement benefit plans totaling less than ($0.1) million in 2011, $0.3 million in 2010 and less than $0.1 million in 2009.

Dividend Restriction

We have agreed that we will not pay dividends on the Class A or Class B Common Stock, nor on the Series B Preferred Stock, if we are in default of the Subordinated Deferrable Interest Note Agreement Dated May 30, 1997 with FBL Financial Group Capital Trust. We are compliant with all terms of this agreement at December 31, 2011. See Note 8 for additional information regarding this agreement.

Reclassifications

The 2010 and 2009 consolidated financial statements have been reclassified to conform to the current financial statement presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. For example, significant estimates and assumptions are utilized in the valuation of investments, determination of other-than-temporary impairments of investments, amortization of deferred acquisition costs, calculation of policyholder liabilities and accruals and determination of pension expense. It is reasonably possible that actual experience could differ from the estimates and assumptions utilized which could have a material impact on the consolidated financial statements.

2) Sale of EquiTrust Life Business

We sold our wholly-owned subsidiary EquiTrust Life for $465.3 million in an all cash transaction that closed on December 30, 2011. The sales price reflects adjustments to the initial closing price determined on the closing date and is potentially subject to further post closing adjustments based on a final statutory net worth reconciliation. The transaction resulted in an after-tax loss on the sale of $68.5 million, or $2.23 per basic and $2.19 per diluted common share. The loss consists of the sales price less the net book value of the assets and one-time transaction costs and termination benefits totaling $12.5 million, before tax.

The sale allows us to exit the annuity business sold through the independent distribution channel, which represents a majority of EquiTrust Life's operations, focus on our core Farm Bureau Life operations and undertake certain capital management initiatives. While EquiTrust Life was sold in its entirety, Farm Bureau Life is assuming a limited portion of the EquiTrust Life business related to variable universal life and variable annuity products distributed through various unaffiliated third parties, as well as a small amount of fixed life and annuity products. The business component sold (herein described as “the EquiTrust Life Business”) encompassed our former Traditional Annuity - Independent segment and a smaller portion of our remaining Life Insurance and Corporate and Other segments.

EquiTrust Life retains all of its contingent liabilities after the sale. The Agreement contains customary representations, warranties and covenants of the parties, as well as post-closing indemnification obligations. The post-closing indemnification obligations may be triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. Certain of these obligations are subject to various time limitations and monetary thresholds and caps. In addition, we have entered into an agreement with EquiTrust Life to provide interim and transition services for a period of up to six months, beginning immediately after closing, with EquiTrust Life retaining the option to extend the agreement with respect to certain of the services for up to six additional months. We have also entered ongoing service agreements for the business being assumed by Farm Bureau Life. Future transition-related expenses, estimated to be approximately $3.1 million, will be reimbursed by the buyer.

As a result of the sale, our consolidated financial statements are presented to reflect the operations of the component sold as discontinued operations for periods prior to the sale. Significant assets and liabilities held for sale at December 31, 2010 were as follows:

Condensed Balance Sheet Data

December 31, 2010
(Dollars in thousands)
Assets:
Total investments	$7,216,400
Deferred acquisition costs	608,152
Other assets	122,804
Assets held in separate accounts	77,464
Assets of EquiTrust Life Business	$8,024,820

Liabilities:
Policy liabilities and accruals	$7,333,327
Other liabilities	86,688
Liabilities related to separate accounts	77,464
Liabilities of EquiTrust Life Business	$7,497,479

A summary of income from discontinued operations is as follows:

Condensed Statements of Pre-Tax Net Income
	Year ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Revenues	$436,391	$502,281	$582,191
Benefits and expenses	356,015	435,265	538,861
Interest expense allocation	13,818	14,888	14,888
Equity income	1,862	3,049	—
Pre-tax income of EquiTrust Life Business	$68,420	$55,177	$28,442

Expenses are reduced by approximately $7.6 million in 2011, 2010 and 2009 for corporate overhead we estimate will be absorbed by the Company after the sale. In addition, as described below, the sale of EquiTrust Life requires us to redeem a majority of our senior notes, therefore the related interest expense is allocated to the EquiTrust Life Business.

Notes Redemptions

In connection with the EquiTrust Life Sale, we are redeeming $225.0 million of our long-term debt in accordance with the mandatory redemption provisions of the underlying notes. This includes $50.0 million Senior Notes with our affiliate, Farm Bureau Property & Casualty Insurance Company (Farm Bureau Property & Casualty), which was extinguished on December 30, 2011. The remaining $175.0 million of unaffiliated debt was extinguished on January 30, 2012, at the make-whole redemption price of $210.9 million. On December 30, 2011, we exercised the provisions of the trust indentures and deposited $211.6 million into two irrevocable defeasance trusts for the principal, accrued interest and estimated make-whole premium. The trust funds were not withdrawable by us, and consisted of $126.4 million in cash and $85.2 million in short-term investments at December 31, 2011. The note holders were paid from assets in the trusts on January 30, 2012.

The make-whole redemption premium was based on U.S. Treasury yields and considered an embedded derivative. Due to the EquiTrust Life sale, this derivative liability had a fair value of $33.1 million at December 31, 2011. The change in fair value is reported as loss on debt redemption in the Consolidated Statements of Operations. In the first quarter of 2012, we will recognize a pre-tax loss of less than $0.1 million for the write-off of deferred debt issuance costs, mostly offset by the difference between the fair value of the make-whole embedded derivative at December 31, 2011 and the actual make-whole payment in January 2012. See Note 8 for additional details on our debt.

3) Investment Operations

Fixed Maturity and Equity Securities

Available-For-Sale Fixed Maturity and Equity Securities by Investment Category

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
	(Dollars in thousands)
Fixed maturities:
Corporate (2)	$2,650,113	$290,688	$(42,654)	$2,898,147
Residential mortgage-backed	652,585	39,789	(16,435)	675,939
Commercial mortgage-backed	452,980	46,935	(9,020)	490,895
Other asset-backed	392,182	2,058	(26,080)	368,160
Collateralized debt obligation (4)	270	—	—	270
United States Government and agencies	45,231	7,446	—	52,677
State, municipal and other governments	996,633	92,968	(5,139)	1,084,462
Total fixed maturities	$5,189,994	$479,884	$(99,328)	$5,570,550

Equity securities:
Non-redeemable preferred stocks	$33,149	$1,777	$(524)	$34,402
Common stocks	22,548	482	—	23,030
Total equity securities	$55,697	$2,259	$(524)	$57,432

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
	(Dollars in thousands)
Fixed maturities:
Corporate (2)	$2,336,793	$176,843	$(38,038)	$2,475,598
Residential mortgage-backed	720,168	21,708	(22,564)	719,312
Commercial mortgage-backed (3)	395,201	24,067	(13,889)	405,379
Other asset-backed	289,987	1,558	(32,721)	258,824
Collateralized debt obligation (4)	1,220	—	—	1,220
United States Government and agencies	42,597	5,607	—	48,204
State, municipal and other governments (3)	982,189	9,808	(29,965)	962,032
Total fixed maturities	$4,768,155	$239,591	$(137,177)	$4,870,569

Equity securities:
Non-redeemable preferred stocks	$33,149	$2,171	$(1,192)	$34,128
Common stocks	21,763	595	—	22,358
Total equity securities	$54,912	$2,766	$(1,192)	$56,486

(1)
Gross unrealized losses include non-credit losses on other-than-temporarily impaired corporate securities totaling $5.3 million at December 31, 2011 and $5.9 million at December 31, 2010, other asset-backed securities totaling $12.1 million at December 31, 2011 and $18.6 million at December 31, 2010, and residential mortgage-backed securities totaling $0.9 million at December 31, 2011 and $1.4 million at December 31, 2010.

(2)
Corporate securities include certain hybrid preferred securities with a carrying value of $116.7 million at December 31, 2011 and $123.5 million at December 31, 2010. Corporate securities also include redeemable preferred stock with a carrying value of $5.5 million at December 31, 2011 and $5.2 million at December 31, 2010.

(3)
Military housing fixed maturity securities with a carrying value of $73.2 million at December 31, 2010 have been reclassified from the state, municipal and other category to the commercial mortgage-backed category to conform to the current period presentation. The securities were reclassified as it was determined they have characteristics more similar to commercial mortgage-backed securities.

(4)
The collateralized debt obligation includes an embedded credit derivative, accordingly changes in its fair value are realized as derivative income which is included within other income in the consolidated statements of operations.

Short-term investments have been excluded from the above schedules as amortized cost approximates fair value for these securities.

Available-For-Sale Fixed Maturity Securities by Maturity Date

	December 31, 2011
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due in one year or less	$90,292	$91,489
Due after one year through five years	513,384	535,800
Due after five years through ten years	1,188,745	1,312,947
Due after ten years	1,899,826	2,095,320
	3,692,247	4,035,556
Mortgage-backed and other asset-backed	1,497,747	1,534,994
Total fixed maturities	$5,189,994	$5,570,550

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Fixed maturity securities not due at a single maturity date have been included in the above table in the year of final contractual maturity.

Net Unrealized Gains on Investments in Accumulated Other Comprehensive Income

	December 31, 2011	December 31, 2010
	(Dollars in thousands)
Unrealized appreciation (depreciation) on:
Fixed maturities - available for sale	$380,556	$102,414
Equity securities - available for sale	1,735	1,574
Interest rate swaps	—	(121)
	382,291	103,867
Adjustments for assumed changes in amortization pattern of:
Deferred acquisition costs	(148,295)	(45,770)
Value of insurance in force acquired	(12,281)	(5,698)
Unearned revenue reserve	8,312	1,283
Provision for deferred income taxes	(80,491)	(18,757)
	149,536	34,925
Proportionate share of net unrealized investment losses of equity investees	(13)	(14)
Net unrealized investment gains	$149,523	$34,911

Change in Unrealized Appreciation/Depreciation of Investments - Recorded in Accumulated Other Comprehensive Income (Loss)

	Year ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Fixed maturities - available for sale	$278,142	$235,537	$437,649
Equity securities - available for sale	161	2,769	3,478
Interest rate swaps	121	241	2,887
Change in unrealized appreciation/depreciation of investments	$278,424	$238,547	$444,014

The changes in net unrealized investment gains and losses are recorded net of deferred income taxes and other adjustments for assumed changes in the amortization pattern of deferred acquisition costs, value of insurance in force acquired and unearned revenue reserve totaling $163.8 million in 2011, $133.1 million in 2010 and $251.5 million in 2009. Subsequent changes in fair value of securities for which a previous non-credit other-than-temporary impairment loss was recognized in accumulated other comprehensive income (loss) are reported along with changes in fair value for which no other-than-temporary impairment losses were previously recognized.

Net unrealized gains in accumulated other comprehensive income on investments of subsidiary held for sale at December 31, 2010 totaled $4.9 million. The change in unrealized appreciation/depreciation of investments held for sale, net of adjustments for amortization and taxes, totaled ($4.9) million in 2011, $52.9 million in 2010 and $338.5 million in 2009.

Fixed Maturities and Equity Securities with Unrealized Losses by Length of Time

	December 31, 2011
	Less than one year		One year or more		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Fixed maturities:
Corporate	$248,879	$(9,787)	$134,913	$(32,867)	$383,792	$(42,654)
Residential mortgage-backed	19,923	(293)	56,309	(16,142)	76,232	(16,435)
Commercial mortgage-backed	44,732	(3,872)	39,790	(5,148)	84,522	(9,020)
Other asset-backed	82,801	(3,632)	49,580	(22,448)	132,381	(26,080)
State, municipal and other governments	2,932	(45)	50,328	(5,094)	53,260	(5,139)
Total fixed maturities	$399,267	$(17,629)	$330,920	$(81,699)	$730,187	$(99,328)

Equities:
Non-redeemable preferred stocks	$2,878	$(122)	$7,598	$(402)	$10,476	$(524)
Total equities	$2,878	$(122)	$7,598	$(402)	$10,476	$(524)

	December 31, 2010
	Less than one year		One year or more		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Fixed maturities:
Corporate	$164,375	$(5,215)	$257,592	$(32,823)	$421,967	$(38,038)
Residential mortgage-backed	27,824	(359)	173,654	(22,205)	201,478	(22,564)
Commercial mortgage-backed	27,020	(371)	73,908	(13,518)	100,928	(13,889)
Other asset-backed	17,004	(3)	53,161	(32,718)	70,165	(32,721)
State, municipal and other governments	444,179	(14,059)	113,845	(15,906)	558,024	(29,965)
Total fixed maturities	$680,402	$(20,007)	$672,160	$(117,170)	$1,352,562	$(137,177)

Equities:
Non-redeemable preferred stocks	$—	$—	$14,808	$(1,192)	$14,808	$(1,192)
Total equity securities	$—	$—	$14,808	$(1,192)	$14,808	$(1,192)

Included in fixed maturities in the above table are 249 securities from 204 issuers at December 31, 2011 and 290 securities from 259 issuers at December 31, 2010. The unrealized losses in fixed maturities are due to wider spreads between the risk-free and corporate and other bond yields relative to the spreads when the securities were purchased. Because we do not intend to sell or believe we will be required to sell these fixed maturity investments before their anticipated recovery of amortized cost, we do not consider these investments to be other-than-temporarily impaired at December 31, 2011. The following summarizes the more significant unrealized losses of fixed maturity investments by investment category as of December 31, 2011.

Corporate securities: The unrealized losses on corporate securities represent 42.9% of our total unrealized losses. The largest losses remain in the finance sector ($205.1 million carrying value and $27.5 million unrealized loss). The largest unrealized losses in the finance sector were in the banking ($124.4 million carrying value and $21.2 million unrealized loss) and the real estate investment trust ($25.0 million carrying value and $1.9 million unrealized loss) sub-sectors. The unrealized losses across the finance sector are primarily attributable to a general widening in spread levels relative to the spreads at which we acquired the securities. Finance sector spreads have narrowed but remain historically wide in comparison to the narrowing experienced in the remaining sectors, contributing to the proportionately larger amount of unrealized losses for this sector.

The other corporate sector containing our largest unrealized loss is utilities ($36.2 million carrying value and $4.8 million unrealized loss). The unrealized loss in this sector is generally due to spread widening among several issuers that continue to experience a challenging operating environment.

Residential mortgage-backed securities: The unrealized losses on residential mortgage-backed securities represent 16.5% of our total unrealized losses, and were caused primarily by continued uncertainty regarding mortgage defaults on Alt-A loans. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on mortgages and other assets backing the securities.

Commercial mortgage-backed securities: The unrealized losses on commercial mortgage-backed securities represent 9.1% of our total unrealized losses, and were caused primarily by spread widening and industry concerns regarding the potential for future commercial mortgage defaults. There were also concerns regarding current and future downgrades by the three major rating agencies for tranches below the super senior AAA level. The contractual cash flows of these investments are based on mortgages backing the securities. Unrealized losses on military housing bonds were mainly attributed to a limited number of investors and negative publicity regarding the sector. The military housing bonds are also impacted by lack of printed underlying ratings on insured bonds.

Other asset-backed securities: The unrealized losses on other asset-backed securities represent 26.3% of our total unrealized losses, and were caused primarily by concerns regarding defaults on subprime mortgages and home equity loans. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on mortgages and other assets backing the securities.

State, municipal and other governments: The unrealized losses on state, municipal and other governments represent 5.2% of our total unrealized losses, and were primarily caused by general spread widening among lower-rated bonds or insured bonds with a lack of printed underlying ratings. The decline in fair value is primarily attributable to increased spreads of the lower-

rated bonds and market concerns regarding specific areas of the sector.

Equity securities: We had $0.5 million of gross unrealized losses on investment grade non-redeemable perpetual preferred securities within the financial sector as of December 31, 2011. These securities provide periodic cash flows, contain call features and are similarly rated and priced like other long-term callable bonds and are evaluated for other-than-temporary impairment similar to fixed maturity securities. The decline in fair value is primarily attributable to market concerns regarding the sector. With respect to common stock holdings, the Company considers in its other-than-temporary impairment analysis its intent and ability to hold a particular equity security for a period of time sufficient to allow for the recovery of its value to an amount equal to or greater than cost. Based upon this evaluation, it was determined that the Company has the ability and intent to hold these investments until a recovery of fair value.

Excluding mortgage and asset-backed securities, no securities from the same issuer had an aggregate unrealized loss in excess of $4.8 million at December 31, 2011. The $4.8 million unrealized loss is from hybrid Tier 1 capital bonds in the financial sector. With respect to mortgage and asset-backed securities not backed by the United States Government, no securities from the same issuer had an aggregate unrealized loss in excess of $12.5 million at December 31, 2011. The $12.5 million unrealized loss from one issuer relates to three different securities that are backed by different pools of Alt-A residential mortgage loans. All three of the securities are rated non-investment grade and the largest unrealized loss totaled $5.6 million.

Mortgage Loans

Our mortgage loan portfolio consists principally of commercial mortgage loans that we have originated. Our lending policies require that the loans be collateralized by the value of the related property, establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. We originate loans with an initial loan to value ratio that provides sufficient excess collateral to absorb losses should we be required to foreclose and take possession of the collateral. In order to identify impairment losses timely, management maintains and reviews a watch list of mortgage loans that have heightened risk. These loans may include those with: borrowers delinquent on contractual payments, borrowers experiencing financial difficulty, increases in rental real estate vacancies and significant declines in collateral value. We evaluate each of our mortgage loans individually and establish an allowance as needed for possible losses against our mortgage loan portfolio. An allowance is needed for loans for which we do not believe we will collect all amounts due according to the contractual terms of the respective loan agreements or a modification which has been classified as a troubled debt restructuring.

Any loan delinquent on contractual payments is considered non-performing. Non-performing loans totaled $18.9 million at December 31, 2011 and $16.0 million at December 31, 2010. At December 31, 2011 there were three non-performing loans over 90 days past due on contractual payments with a carrying value of $18.9 million. At December 31, 2010, there was one non-performing loan less than 90 days past due on contractual payments with a carrying value of $14.9 million and one non-performing loan over 90 days past due on contractual payments with a carrying value of $1.1 million. We discontinued the accrual of interest on two loans totaling $4.0 million at December 31, 2011 and one loan totaling $1.1 million at December 31, 2010. We continued to accrue for the other non-performing loan as we believe that we will collect all of the amounts due.

Mortgage Loans by Collateral Type

	December 31, 2011		December 31, 2010
Collateral Type	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
Office	$234,853	42.5%	$202,937	36.8%
Retail	178,954	32.4	189,564	34.3
Industrial	130,498	23.6	155,776	28.2
Other	8,054	1.5	4,071	0.7
Total	$552,359	100.0%	$552,348	100.0%

Mortgage Loans by Geographic Location within the United States

	December 31, 2011		December 31, 2010
Region of the United States	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
South Atlantic	$162,363	29.4%	$137,207	24.7%
Pacific	99,486	18.0	116,021	21.0
East North Central	93,159	16.9	102,505	18.6
West North Central	70,277	12.7	72,117	13.1
Mountain	28,099	5.1	38,487	7.0
West South Central	49,184	8.9	49,649	9.0
Other	49,791	9.0	36,362	6.6
Total	$552,359	100.0%	$552,348	100.0%

Mortgage Loans by Loan-to-Value Ratio (1)

	December 31, 2011		December 31, 2010
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
0% - 50%	$144,915	26.2%	$161,431	29.2%
50% - 60%	172,318	31.2	139,908	25.3
60% - 70%	171,146	31.0	207,371	37.6
70% - 80%	55,247	10.0	42,504	7.7
80% - 90%	8,733	1.6	1,134	0.2
Total	$552,359	100.0%	$552,348	100.0%

(1)
Loan-to-value ratio using most recent appraised value. Appraisals are updated periodically including when there is indication of a possible significant collateral decline or loan modification and refinance requests.

Mortgage Loans by Year of Origination

	December 31, 2011		December 31, 2010
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
2011	$48,557	8.8%	$—	—%
2010	28,578	5.2	33,985	6.2
2008	72,246	13.1	60,415	10.9
2007	27,441	5.0	35,019	6.3
2006 and prior	375,537	67.9	422,929	76.6
Total	$552,359	100.0%	$552,348	100.0%

Impaired Mortgage Loans
	Year ended December 31,
	2011	2010
	(Dollars in thousands)
Recorded investment	$6,294	$3,781
Unpaid principal balance	8,053	4,836
Related allowance	1,759	1,055

Allowance on Mortgage Loans
	Year ended December 31,
	2011	2010
	(Dollars in thousands)
Balance at beginning of period	$1,055	$240
Allowances established	—	815
Allowances from loan transfer	704	—
Balance at end of period	$1,759	$1,055

During December 2011, certain commercial mortgage loans were exchanged between EquiTrust Life and Farm Bureau Life prior to the sale of EquiTrust Life. These loans carried an allowance for loan losses of $0.7 million at December 31, 2011.

Components of Net Investment Income

	Year ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Fixed maturities - available for sale	$302,272	$280,981	$260,187
Equity securities - available for sale	3,368	3,252	3,002
Mortgage loans	34,619	35,638	36,895
Real estate	367	380	260
Policy loans	9,235	9,848	10,050
Short-term investments, cash and cash equivalents	50	35	129
Prepayment fee income and other	2,238	1,197	(938)
	352,149	331,331	309,585
Less investment expenses	(8,839)	(6,791)	(6,099)
Net investment income	$343,310	$324,540	$303,486

Realized Gains (Losses) - Recorded in Income

	Year ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Realized gains (losses) on sales of investments
Fixed maturities - available for sale:
Gross gains	$5,715	$21,857	$14,049
Gross losses	(368)	(366)	(6,430)
Equity securities - available for sale	(5)	(1)	85
Mortgage loans	—	(29)	—
Real estate	—	(130)	—
Short-term investments, cash and cash equivalents	—	40	—
Securities and indebtedness of related parties	13	21	44
Net impairment loss recognized in earnings	(13,651)	(9,816)	(38,408)
Realized gains (losses) on investments recorded in income	$(8,296)	$11,576	$(30,660)

Proceeds from sales of fixed maturity securities-available for sale were $70.7 million in 2011, $257.9 million in 2010 and $244.5 million in 2009.

Included in the net impairment loss recognized in earnings in 2011, is an other than temporary impairment of $4.7 million related to an equity method investment held as Securities and Indebtedness of related parties, which is undergoing financial difficulties as a result of class action litigation.

Realized losses on sales were on securities that we did not intend to sell at the prior balance sheet date or on securities that were impaired in a prior period, but decreased in value during the year. Realized gains and losses on sales of investments are determined on the basis of specific identification.

Credit Loss Component of Other-Than-Temporary Impairments on Fixed Maturity Securities

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company as of the dates indicated for which a portion of the other-than-temporary impairment was recognized in other comprehensive income and corresponding changes in such amounts.

	Year ended December 31,
	2011	2010
	(Dollars in thousands)
Balance at beginning of period	$(29,336)	$(36,995)
Increases for which an impairment was not previously recognized	(216)	(3,646)
Increases to previously impaired investments	(1,238)	(5,028)
Reductions due to investments sold	182	16,333
Reductions due to change of intent to not hold investments	8,129	—
Balance at end of period	$(22,479)	$(29,336)

Variable Interest Entities

We evaluate our variable interest entity (VIE) investees to determine whether the level of our direct ownership interest, our rights to manage operations or our obligation to provide ongoing financial support are such that we are the primary beneficiary of the entity, and are then required to consolidate it for financial reporting purposes. None of our VIE investees were required to be consolidated during 2011, 2010 or 2009. Our VIE investments are as follows:

	December 31, 2011		December 31, 2010
	Carrying Value	Maximum Exposure to Loss	Carrying Value	Maximum Exposure to Loss
	(Dollars in thousands)
Real estate limited partnerships	$17,948	$17,948	$16,900	$16,900

The real estate limited partnerships had revenues totaling $4.9 million for 2011, $5.4 million for 2010 and $4.0 million for 2009. We make commitments to fund partnership investments in the normal course of business. We did not have any other commitments to investees designated as VIE's during the years ended December 31, 2011, 2010 or 2009.

Other

At December 31, 2011, affidavits of deposits covering investments with a carrying value totaling $6,022.4 million were on deposit with state agencies to meet regulatory requirements. Fixed maturity securities with a carrying value of $298.3 million were on deposit with the Federal Home Loan Bank as collateral for funding agreements. Also, fixed maturity securities with a carrying value of $1.8 million were on deposit as collateral for an operating lease on software.

At December 31, 2011, we had committed to provide additional funds for investments in limited partnerships. The amounts of these unfunded commitments totaled $61.4 million.

The carrying value of investments which have been non-income producing for the twelve months preceding December 31, 2011 include fixed maturity, real estate, mortgage loans, short-term and equity securities totaling $5.4 million.

No investment in any entity or its affiliates (other than bonds issued by agencies of the United States Government) exceeded 10.0% of stockholders' equity at December 31, 2011.

4) Derivative Instruments

As discussed in Note 2, the make-whole redemption feature of our unaffiliated senior notes is an embedded derivative based on U.S. Treasury yields. Due to the EquiTrust Life sale, this derivative liability had a fair value of $33.1 million at December 31, 2011 compared to zero at December 31, 2010. The change in fair value is reported as loss on debt redemption in the Consolidated Statements of Operations.

We are not significantly involved in hedging activities and excluding the liability above, have limited exposure to derivatives. None of our derivatives are considered effective hedges for financial reporting purposes. Derivative assets totaled $3.7 million at December 31, 2011 and $3.3 million at December 31, 2010. Our derivative assets consist of derivatives embedded within our modified coinsurance agreements, collateralized debt obligation and call options which provide an economic hedge for a small block of index annuity contracts. Derivative liabilities, excluding the make-whole redemption feature, totaled $0.4 million at December 31, 2011 and $3.7 million at December 31, 2010 and included derivatives embedded within our index annuity contracts, derivatives embedded within our modified coinsurance agreements and an interest rate swap which matured during June 2011. The net income (loss) recognized on these derivatives was ($0.5) million in 2011, $0.5 million in 2010 and ($2.1) million in 2009.

During prior years we held interest rate swaps to manage the interest rate risk associated with a portion of our flexible premium deferred annuity contracts as well as the variable interest on a line of credit. A $50.0 million notional amount interest rate swap associated with the deferred annuity contracts matured on June 1, 2011. A $46.0 million notional amount interest rate swap associated with the line of credit matured with the expiration of the line of credit on October 7, 2010. At December 31, 2010, we had master netting agreements with counterparties covering cash collateral receivable totaling $1.3 million. We did not have any excess collateral or off-balance sheet collateral at December 31, 2011 or 2010.

5) Fair Value

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

Other investments, cash and short-term investments and restricted debt defeasance trust assets: Fair values for call options are based on counterparty market prices adjusted for a credit component of the counterparty. Prices are verified internally using analytical tools. All other items are reported at historical cost, adjusted for amortization of premiums or accrual of discounts, as applicable, which approximates the fair values due to the nature of these assets.

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

Short-term and long-term debt: Fair values are estimated using discounted cash flow analysis based on the market's assessment or our current incremental borrowing rate for similar types of borrowing arrangements adjusted, as needed, to reflect our credit risk. Fair value of the short-term debt in 2011 is equal to the par value as the related fair value for the make-whole redemption price is reflected as an embedded derivative in other liabilities.

Other liabilities: Fair value of the embedded derivative related to the make-whole redemption feature of our unaffiliated senior notes is determined using a discounted cash flow valuation analysis based on applicable U.S. Treasury rates and make-whole spread. Other liabilities also include the embedded derivatives in our modified coinsurance contracts under which we cede business. Fair values of these derivatives are based on the difference between the fair value and the cost basis of the underlying fixed maturity securities. The fair value for our interest rate swap is based on counterparty market prices adjusted for a credit component of the counterparty, net of collateral paid. Prices are verified internally using analytical tools. We are not required to estimate fair values for the remainder of the other liabilities balances.

Liabilities related to separate accounts: Fair values are based on cash surrender value, the cost we would incur to extinguish the liability.

Fair Values and Carrying Values

	December 31,
	2011		2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Assets
Fixed maturities - available for sale	$5,570,550	$5,570,550	$4,870,569	$4,870,569
Equity securities - available for sale	57,432	57,432	56,486	56,486
Mortgage loans	552,359	581,273	552,348	572,870
Policy loans	172,368	229,202	170,341	209,912
Other investments	84	84	329	329
Cash and short-term investments	338,095	338,095	199,665	199,665
Restricted debt defeasance trust assets	211,627	211,627	—	—
Reinsurance recoverable	3,391	3,391	2,720	2,720
Assets held in separate accounts	603,903	603,903	675,586	675,586

	December 31,
	2011		2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Liabilities
Future policy benefits	$2,963,374	$2,944,748	$2,706,945	$2,568,692
Supplemental contracts without life contingencies	359,663	311,355	353,935	316,323
Advance premiums and other deposits	200,353	200,353	178,575	178,575
Short-term debt	174,258	175,000	100,000	104,070
Long-term debt	146,968	151,620	271,168	222,375
Other liabilities	33,208	33,208	1,172	1,172
Liabilities related to separate accounts	603,903	592,813	675,586	660,688

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

Level 3 - Pricing inputs are unobservable for the financial instrument and include situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments in this category include mortgage or other asset-backed securities and other publicly traded issues and private corporate securities for which non-binding broker and internally developed valuations are utilized.

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

Management takes into consideration several sources of data in determining the fair values of fixed maturity and equity securities. Our valuation policy dictates that prices are initially sought from third party pricing services. In the event that pricing is not available from these services or upon review of the prices provided it is determined the prices may not be reflective of market conditions, those securities are submitted to brokers to obtain quotes. Broker quotes tend to be used in limited circumstances such as for newly issued, private placement and other instruments that are not widely traded. Lastly, securities are priced using internal cash flow modeling techniques.

We evaluate the third party pricing services and brokers to assess whether the vendor applies methodologies that will provide an appropriate value. Monthly we analyze the information obtained from third party services and brokers to assess whether the information is reasonable and produces a reasonable estimate of fair value. We take into consideration both qualitative and quantitative factors as part of this analysis, including but not limited to, an overall analysis of portfolio fair value movement against general movements in interest rates and spreads. We also compare price movement trends, considering the reasons for both significant price movements between periods or a lack of movement where we have become aware of securities that experienced a positive or negative credit or other event that would suggest the price provided has not captured market activity.

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

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels

	December 31, 2011
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Corporate securities	$—	$2,791,735	$106,412	$2,898,147
Residential mortgage-backed securities	—	668,228	7,711	675,939
Commercial mortgage-backed securities	—	462,996	27,899	490,895
Other asset-backed securities	—	254,702	113,458	368,160
Collateralized debt obligation	—	—	270	270
United States Government and agencies	15,421	24,668	12,588	52,677
State, municipal and other governments	—	1,072,418	12,044	1,084,462
Non-redeemable preferred stocks	—	19,955	14,447	34,402
Common stocks	3,078	19,952	—	23,030
Other investments	—	84	—	84
Cash and short-term investments	338,095	—	—	338,095
Restricted debt defeasance trust assets	211,627	—	—	211,627
Reinsurance recoverable	—	3,391	—	3,391
Assets held in separate accounts	603,903	—	—	603,903
Total assets	$1,172,124	$5,318,129	$294,829	$6,785,082

Liabilities
Future policy benefits - index annuity embedded derivatives	$—	$—	$302	$302
Other liabilities	—	64	33,144	33,208
Total liabilities	$—	$64	$33,446	$33,510

	December 31, 2010
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Corporate securities	$—	$2,358,434	$117,164	$2,475,598
Residential mortgage-backed securities	—	707,417	11,895	719,312
Commercial mortgage-backed securities	—	373,291	32,088	405,379
Other asset-backed securities	—	243,577	15,247	258,824
Collateralized debt obligation	—	—	1,220	1,220
United States Government and agencies	14,842	25,174	8,188	48,204
State, municipal and other governments	—	949,338	12,694	962,032
Non-redeemable preferred stocks	—	24,978	9,150	34,128
Common stocks	3,201	19,157	—	22,358
Other investments	—	329	—	329
Cash and short-term investments	199,665	—	—	199,665
Reinsurance recoverable	—	2,720	—	2,720
Assets held in separate accounts	675,586	—	—	675,586
Total assets	$893,294	$4,704,415	$207,646	$5,805,355

Liabilities
Future policy benefits - index annuity embedded derivatives	$—	$—	$375	$375
Other liabilities	—	1,172	—	1,172
Total liabilities	$—	$1,172	$375	$1,547

Approximately 5.0% of the total fixed maturities are included in the Level 3 group at December 31, 2011 and 4.1% at December 31, 2010. The fair value of the assets and liabilities above include the financial instruments' nonperformance risk. Nonperformance risk is the risk that the instrument will not be fulfilled and affects the value at which the instrument could be transferred in an orderly transaction. The nonperformance risk for our assets reported at fair value totaled less than $0.1 million at December 31, 2011 and at December 31, 2010. Our nonperformance risk decreased the fair value of our reported liabilities totaled $0.1 million at December 31, 2011 and December 31, 2010.

Level 3 Fixed Maturity Securities on a Recurring Basis by Valuation Source

	December 31, 2011
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$77,588	$28,824	$106,412
Residential mortgage-backed securities	7,711	—	7,711
Commercial mortgage-backed securities	27,899	—	27,899
Other asset-backed securities	113,458	—	113,458
Collateralized debt obligation	270	—	270
United States Government and agencies	12,588	—	12,588
State, municipal and other governments	8,164	3,880	12,044
Total	$247,678	$32,704	$280,382
Percent of total	88.3%	11.7%	100.0%

	December 31, 2010
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$86,375	$30,789	$117,164
Residential mortgage-backed securities	11,895	—	11,895
Commercial mortgage-backed securities	28,832	3,256	32,088
Other asset-backed securities	14,908	339	15,247
Collateralized debt obligation	1,220	—	1,220
United States Government and agencies	8,188	—	8,188
State, municipal and other governments	8,268	4,426	12,694
Total	$159,686	$38,810	$198,496
Percent of total	80.4%	19.6%	100.0%

Level 3 Financial Instruments Changes in Fair Value Recurring Basis - Assets

	December 31, 2011
				Realized and unrealized gains (losses), net
	Balance, December 31, 2010	Purchases	Disposals	Included in net income (3)	Included in other compre-hensive income	Net transfers in (out) of Level 3 (1)	Amort-ization included in net income	Balance, December 31, 2011
	(Dollars in thousands)
Corporate securities	$117,164	$6,469	$(8,478)	$(1,000)	$(531)	$(7,191)	$(21)	$106,412
Residential mortgage-backed securities	11,895	—	(4,067)	—	(60)	—	(57)	7,711
Commercial mortgage-backed securities	32,088	6,885	(271)	—	1,802	(12,352)	(253)	27,899
Other asset-backed securities	15,247	111,356	(4,501)	(1,503)	(613)	(7,759)	1,231	113,458
Collateralized debt obligation	1,220	—	—	(950)	—	—	—	270
United States Government and agencies	8,188	4,000	—	—	394	—	6	12,588
State, municipal and other governments	12,694	—	(648)	—	(2)	—	—	12,044
Non-redeemable preferred stocks	9,150	—	—	—	157	5,140	—	14,447
Total	$207,646	$128,710	$(17,965)	$(3,453)	$1,147	$(22,162)	$906	$294,829

Level 3 Financial Instruments Changes in Fair Value Recurring Basis - Assets

	December 31, 2010
				Realized and unrealized gains (losses), net
	Balance, December 31, 2009	Purchases	Disposals	Included in net income (3)	Included in other compre-hensive income	Net transfers in (out) of Level 3 (2)	Amort-ization included in net income	Balance, December 31, 2010
	(Dollars in thousands)
Corporate securities	$112,673	$3,457	$(8,284)	$—	$9,126	$72	$120	$117,164
Residential mortgage-backed securities	—	11,879	—	—	70	—	(54)	11,895
Commercial mortgage-backed securities	30,334	—	(1,909)	(53)	3,995	—	(279)	32,088
Other asset-backed securities	12,805	6,961	(1,274)	(4,974)	5,904	(4,672)	497	15,247
Collateralized debt obligation	7,572	—	(6,520)	168	—	—	—	1,220
United States Government and agencies	7,831	—	—	—	352	—	5	8,188
State, municipal and other governments	19,184	—	(601)	—	59	(5,948)	—	12,694
Non-redeemable preferred stocks	7,399	—	—	—	(530)	2,281	—	9,150
Other investments	1,882	—	(1,857)	—	—	—	(25)	—
Total	$199,680	$22,297	$(20,445)	$(4,859)	$18,976	$(8,267)	$264	$207,646

(1)
Included in the net transfers in (out) line is $42.2 million of securities that were priced using a broker quote at December 31, 2010 that were valued at December 31, 2011 by a pricing service that uses observable market data in the prices and $20.0 million that were transferred into Level 3 that did not have enough observable data to include in Level 2 at December 31, 2011. There were no transfers between Level 1 and Level 2 during 2011.

(2)
Included in the net transfers in (out) line is $26.8 million of securities that were priced using a broker quote at December 31, 2009 that were valued at December 31, 2010 by a pricing service that uses observable market data in the prices and $18.5 million that were transferred into Level 3 that did not have enough observable data to include in Level 2 at December 31, 2010. There were no transfers between Level 1 and Level 2 during 2010.

(3)
The change in unrealized gains (losses) included in net income relating to positions still held on a collateralized debt obligation was ($1.0) million at December 31, 2011 and ($0.3) million at December 31, 2010.

Level 3 Financial Instruments Changes in Fair Value Recurring Basis - Liabilities

	Year ended December 31,
	2011	2010
	(Dollars in thousands)
Liabilities - embedded derivatives
Balance, beginning of period	$375	$670
Benefit outflows	230	(34)
Impact of unrealized losses (gains), net (1)	32,841	(361)
Balance, end of period	$33,446	$275

Change in unrealized gains/losses on embedded derivatives held at end of period	$32,841	$(361)

(1) Includes the change in fair value of the embedded derivative related to the make-whole premium on our unaffiliated senior notes.

Level 3 Financial Instruments Fair Valued on a Non-Recurring Basis

Certain assets are measured at fair value on a nonrecurring basis. During 2010, certain mortgage loans had been impaired or written down to a fair value totaling $1.1 million which resulted in an impairment of $0.8 million recorded in net realized capital gains (losses). These collateral dependent mortgage loans are a Level 3 fair value measurement, as fair value is based on the fair value of the underlying real estate collateral, which is estimated using appraised values that involve significant unobservable inputs. There were no mortgage loans impaired to fair value during 2011.

During 2010, real estate had been impaired or written down to a fair value totaling $1.1 million which resulted in an impairment of less than $0.1 million recorded in net realized capital gains (losses). These are a Level 3 fair value measurement, as the fair value of real estate is estimated using appraised values that involve significant unobservable inputs. There was no real estate impaired to fair value during 2011.

6) Reinsurance and Policy Provisions

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

We participate in a reinsurance pool with various unaffiliated life insurance companies to mitigate the impact of a catastrophic event on our financial position and results of operations. Members of the pool share in the eligible catastrophic losses based on their size and contribution to the pool. The maximum loss we could incur as a result of losses assumed from other pool members is $7.2 million per event. As of the date of this filing, there have been no claims on the reinsurance pool.

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

Life insurance in force ceded totaled $11,031.5 million (22.2% of life insurance in force) at December 31, 2011 and $10,213.6 million (21.1% of life insurance in force) at December 31, 2010. Insurance premiums and product charges have been reduced by $30.8 million in 2011, $32.0 million in 2010 and $31.2 million in 2009 and insurance benefits have been reduced by $15.5 million in 2011, $15.3 million in 2010 and $16.7 million in 2009 as a result of cession agreements.

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

We have assumed closed blocks of certain life and annuity business through coinsurance and modified coinsurance agreements. Life insurance in force assumed totaled $588.8 million (1.5% of total life insurance in force) at December 31, 2011 and $92.3 million (0.3% of total life insurance in force) at December 31, 2010. The life insurance in force assumed at December 31, 2011 includes $503.3 million assumed from EquiTrust Life. Premiums and product charges assumed totaled $0.4 million in 2011, $1.6 million in 2010 and $1.4 million in 2009. Insurance benefits assumed totaled less than $0.1 million in 2011 and $0.1 million in 2010. No insurance benefits were assumed in 2009.

Policy Provisions

Analysis of the Value of Insurance In Force Acquired

	Year ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Excluding impact of net unrealized investment gains and losses:
Balance at beginning of year	$33,403	$35,123	$37,886
Impact of reclassification of realized losses to accumulated other comprehensive income (loss)	—	—	(129)
Accretion of interest during the year	1,266	415	1,607
Amortization of asset	3,393	(2,135)	(4,241)
Balance prior to impact of net unrealized investment gains and losses	38,062	33,403	35,123
Impact of net unrealized investment gains and losses	(12,281)	(5,697)	3,658
Balance at end of year	$25,781	$27,706	$38,781

As described in Note 1, during 2011, refinements were made to the methods and assumptions used to calculate the amortization of value of insurance in force acquired, resulting in a $6.9 million reduction in amortization. Net amortization, based on expected future gross profits/margins, for the next five years and thereafter is expected to be as follows: 2012 - $2.9 million; 2013 - $2.9 million; 2014 - $2.8 million; 2015 - $2.9 million; 2016 - $2.5 million and thereafter, through 2031 - $24.1 million.

Certain variable annuity and variable universal life contracts in our separate accounts and in separate accounts of reinsurance partners have minimum interest guarantees on funds deposited in our general account. In addition, we have certain variable annuity contracts that include a) guaranteed minimum death benefits (GMDBs), b) an incremental death benefit (IDB) rider that pays a percentage of the gain on the contract upon death of the contract holder, and/or c) a guaranteed minimum income benefit (GMIB) that provides monthly income to the contract holder after the eighth policy year.

GMDB, IDB and GMIB Net Amount at Risk by Type of Guarantee

	December 31, 2011		December 31, 2010
	Separate Account Balance	Net Amount at Risk	Separate Account Balance	Net Amount at Risk
	(Dollars in thousands)
Guaranteed minimum death benefit:
Return of net deposits	$173,734	$2,209	$198,231	$2,176
Return the greater of highest anniversary value or net deposits	286,631	30,765	336,263	18,250
Incremental death benefit	230,248	24,252	266,167	26,374
Guaranteed minimum income benefit	35,371	10	37,895	3
Total		$57,236		$46,803

The separate account assets are principally comprised of stock and bond mutual funds. The net amount at risk for these contracts is based on the amount by which GMDB, IDB or GMIB exceeds account value. The reserve for GMDBs, IDBs or GMIBs, determined using modeling techniques and industry mortality assumptions, that is included in future policy benefits, totaled $2.1 million at December 31, 2011 and $1.5 million at December 31, 2010. The weighted average age of the contract holders with GMDB, IDB or GMIB rider was 55 years at December 31, 2011 and 56 years at December 31, 2010. Benefits paid for GMDBs, IDBs and GMIBs totaled $0.3 million for 2011, $0.4 million for 2010 and $0.7 million for 2009.

7) Income Taxes

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

Deferred income taxes have been established based upon the temporary differences between the financial statement and income tax bases of assets and liabilities. The reversal of the temporary differences will result in taxable or deductible amounts in future years when the related asset or liability is recovered or settled. A valuation allowance is required if it is more likely than not that a deferred tax asset will not be realized. In assessing the need for a valuation allowance we considered the scheduled reversal of deferred tax assets, projected future taxable income, taxable income from prior years available for recovery and tax planning strategies. Our tax planning strategies assume deferred tax assets related to unrealized losses on our investments are temporary as we have the ability to hold the investments until maturity, at which time, the existing temporary difference is expected to reverse. As such, we have determined that the establishment of a valuation allowance was not necessary at December 31, 2011 and 2010.

Income Tax Expenses (Credits)

	Year ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Taxes provided in consolidated statements of operations on:
Income before noncontrolling interest and equity income (loss):
Current	$27,637	$21,977	$16,221
Deferred	(7,158)	19,371	7,900
	20,479	41,348	24,121
Equity income (loss) - current	(890)	1,863	404
Discontinued operations	23,963	18,924	9,098
Loss on sale of subsidiary	(36,932)	—	—

Taxes provided in consolidated statements of changes in stockholders' equity:
Change in net unrealized investment gains/losses - deferred	61,390	95,414	304,158
Non-credit impairment losses - deferred	(2,294)	(12,689)	(9,778)
Issuance of shares under stock option plan - current	(656)	(936)	(310)
Issuance of shares under stock option plan - deferred	492	662	750
Other - deferred	(3)	164	5
	58,929	82,615	294,825
	$65,549	$144,750	$328,448

The consolidated statements of changes in stockholders' equity also include tax reclassifications of $2.5 million in 2010 related to the reclassification of an embedded credit derivative loss and $8.4 million in 2009 related to the reclassification of non-credit impairment losses.

Effective Tax Rate Reconciliation to Federal Income Tax Rate

	Year ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Income before income taxes, noncontrolling interest and equity income (loss)	$74,519	$122,212	$73,719

Income tax at federal statutory rate (35%)	$26,082	$42,774	$25,802
Tax effect (decrease) of:
Tax-exempt dividend and interest income	(2,393)	(1,884)	(2,005)
Impact of incentive stock options	(1,029)	970	1,033
Other items	(2,181)	(512)	(709)
Income tax expense	$20,479	$41,348	$24,121

Tax Effect of Temporary Differences Giving Rise to Deferred Income Tax Assets and Liabilities

	December 31,
	2011	2010
	(Dollars in thousands)
Deferred income tax assets:
Future policy benefits	22,071	27,199
Accrued benefit and compensation costs	12,680	11,404
Loss on debt redemption	12,518	—
Loss carryforwards	35,859	7,231
Other	4,566	2,407
	87,694	48,241
Deferred income tax liabilities:
Fixed maturity and equity securities	121,568	28,685
Deferred acquisition costs	90,566	117,028
Value of insurance in force acquired	9,023	9,697
Other	7,667	10,156
	228,824	165,566
Net deferred income tax liability	$141,130	$117,325

We recognize the benefits of uncertain tax positions in accordance with the provisions of the FASB interpretation on accounting for uncertainty in income taxes. At December 31, 2011 and 2010, we have recorded an insignificant reserve for uncertain tax positions. Unrecognized tax benefits included in our reserve, if recognized, would impact our effective tax rate, although we do not expect these impacts to be material. We recognized interest related to unrecognized tax benefits in interest expense and related penalties in other expenses.

We do not expect any significant increases or decreases in the amount of our reserve for uncertain tax positions within the next twelve months. We are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2005.

8) Credit Arrangements

Long-term debt includes $97.0 million of our subordinated debt obligation to FBL Financial Group Capital Trust (the Trust). We issued 5% Subordinated Deferrable Interest Notes, due June 30, 2047 (the Notes) with a principal amount of $100.0 million to support $97.0 million of 5% Preferred Securities issued by the Trust. We also have a $3.0 million equity investment in the Trust, which is netted against the Notes on the consolidated balance sheets due to a contractual right of offset. The sole assets of the Trust are and will be the Notes and any interest accrued thereon. The interest payment dates on the Notes correspond to the distribution dates on the 5% Preferred Securities. The 5% Preferred Securities, which have a liquidation value of $1,000.00 per share plus accrued and unpaid distributions, mature simultaneously with the Notes and are owned by American Equity Investment Life Holding Company. As of December 31, 2011 and 2010, 97,000 shares of 5% Preferred Securities were outstanding, all of which we unconditionally guarantee.

In November 2008, we issued 9.25% Senior Notes payable to affiliates totaling $100.0 million, which we refinanced in the second quarter of 2011 to $100.0 million of 6.10% Senior Notes, due May 3, 2015 and prepayable anytime at par. One note for $75.0 million was issued to Farm Bureau Property & Casualty and a $25.0 million note was issued to an investment affiliate of the Iowa Farm Bureau Federation (IFBF), our majority stockholder. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year. On December 30, 2011, we redeemed $50.0 million of the Senior Notes payable to Farm Bureau Property & Casualty in connection with the EquiTrust Life sale. The mandatory redemption provision that was triggered by the sale has been waived by both affiliates for the remaining $50.0 million of Senior Notes.

In March 2007, we issued $100.0 million of 5.875% Senior Notes due March 15, 2017 (2017 Senior Notes). Interest on the 2017 Senior Notes was payable semi-annually on March 15 and September 15 each year. The 2017 Senior Notes were redeemable in whole or in part at any time at our option at a make-whole redemption price equal to the greater of 100% of their principal amount or the sum of the present values of the remaining scheduled payments of principal and interest, discounted to the redemption date on a semiannual basis at the treasury rate plus 20 basis points. We received net proceeds of approximately $98.5 million from the issuance of the 2017 Senior Notes after underwriting fees, offering expenses and original issue discount, which were being amortized over the term of the 2017 Senior Notes, using the effective interest method.

In April 2004, we issued $75.0 million of 5.85% Senior Notes due April 15, 2014 (2014 Senior Notes). Interest on the 2014 Senior Notes was payable semi-annually on April 15 and October 15 each year. The 2014 Senior Notes were redeemable in whole or in part at any time at our option at a make-whole redemption price equal to the greater of 100% of their principal amount or the sum of the present values of the remaining scheduled payments of principal and interest, discounted to the redemption date on a semiannual basis at the treasury rate plus 25 basis points. We received net proceeds of approximately $75.5 million from the issuance of the 2014 Senior Notes after underwriting fees, offering expenses, original issue discount and the impact of a rate lock, which were being amortized over the term of the 2014 Senior Notes, using the effective interest method.

As discussed in Note 2, on January 30, 2012 we extinguished the $175.0 million of unaffiliated Senior Notes in accordance with the mandatory redemption provisions at the make-whole redemption price of $210.9 million. This portion of the unaffiliated Senior Notes is classified as short-term debt at December 31, 2011, however we exercised the provisions of the trust indentures and deposited $211.6 million into irrevocable defeasance trusts on December 30, 2011 for the principal, accrued interest and estimated make-whole premium. The loss on debt redemption in 2011 represents the change in fair value of the make-whole premium liability. The trust deposits in excess of the final redemption price will be recognized in 2012, net of the write off of unamortized issuance costs.

9) Stockholders' Equity

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

Holders of the Class A common stock and Series B preferred stock vote together as a group in the election of Class A Directors (four to ten). The Class B common stock votes as a separate class to elect the Class B Directors (five to seven). Voting for the Directors is noncumulative. Ownership aspects of our Class B common stock are governed by a Class B Shareholder Agreement resulting in IFBF, which owns 64% of our voting stock as of December 31, 2011, having the ability to control the company. Holders of Class A common stock and Class B common stock receive equal per-share common stock dividends.

In the fourth quarter of 2011, the Board of Directors approved a plan to repurchase up to $200.0 million of Class A common stock. The repurchase plan authorizes us to make repurchases in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. We repurchased 0.4 million shares of stock for $13.6 million in 2011. Completion of the program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares, if any, that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

10) Retirement and Compensation Plans

Defined Benefit Plans

We participate with several affiliates and an unaffiliated organization in various multiemployer defined benefit plans (the Plans). The Plans cover substantially all our employees and the employees of the other participating companies who have attained age 21 and one year of service. Benefits are based on years of service and the employee's compensation. One of the plans provides supplemental pension benefits to employees with salaries and/or pension benefits in excess of the qualified plan limits imposed by federal law.

Under the multiemployer plan structure, our contributions are commingled with those of the other employers to fund the Plans' benefit obligations. Should a participating employer be unable to provide funding to the Plans the remaining employers would be required to continue funding future obligations. If an employer elects to discontinue participation, prior to departure they will be required to contribute their portion of the unfunded pension obligation associated with their employees. This required contribution will be based on an actuarial estimate of future benefit obligations, which as an estimate may not ultimately be sufficient to fund future actual benefits. None of the participating employers have provided notice that they would be discontinuing participation in the Plans or would otherwise be unable to continue providing their share of required funding as of December 31, 2011.

Contributions are made to FBL Financial Group Retirement Plan each year, resulting in this plan being partially funded against projected future benefit obligations. Contributions are made to the supplementary retirement plans as needed to fund current benefit payouts, accordingly these plans are not funded against projected future benefit obligations. None of the plans have been certified under the Pension Protection Act of 2006, which assigns funding status ratings as follows: "Red Zone," less than 65% funded, "Yellow Zone," 65% to 80% funded and "Green Zone," greater than 80% funded. Funding status based on the latest actuarial valuation of the Plans as well as other plan information is summarized below.

Summary of Multiemployer Defined Benefit Plans

Pension plan name	FBL Financial Group Retirement Plan	FBL Financial Group Supplemental Retirement Plan	Special Supplemental Early Retirement Plan
Employer identification number	42-1411715	42-1411715	42-1411715
Plan number	1	N/A	N/A
Funding status:
2011	65% to 80%	Unfunded (A)	Unfunded (A)
2010	65% to 80%	Unfunded (A)	Unfunded (A)
FBL's contributions to the Plans (in thousands)
2011	$15,000	$2,746	$1,120
2010	$15,000	$4,626	$1,150
2009	$15,000	$5,082	$1,203

(A) These plans are unfunded and our contributions represent current period distributions.

None of the Plans were subject to collective bargaining agreements, a financial improvement plan or a rehabilitation plan. No surcharges were required to be paid to the Plans during 2011, 2010 or 2009.

We are the primary employer in each of the Plans, providing more than 5 percent of the total contributions during 2011, 2010 and 2009. We expect combined contributions to the Plans for 2012 to be approximately $18.5 million, of which $6.8 million is expected to be contributed by us.

Net periodic pension cost of the plans is allocated between participants on a basis of time incurred by the respective employees for each employer. Such allocations are reviewed annually. Further information on the obligations of the three plans, the estimate of net periodic pension costs and the assumptions used is summarized below. We have also provided detail on the assets held by the FBL Financial Group Retirement Plan.

Plans' Funded Status for FBL and Affiliates Combined

	As of or for the year ended December 31,
	2011	2010
	(Dollars in thousands)
Change in benefit obligation
Net benefit obligation at beginning of the year	$283,648	$272,845
Service cost	8,196	7,310
Interest cost	13,835	14,230
Actuarial loss	22,203	12,871
Benefits paid	(17,707)	(23,608)
Net benefit obligation at end of the year	310,175	283,648

Change in plan assets
Fair value of plan assets at beginning of the year	200,280	187,339
Actual return on plan assets	3,615	15,773
Employer contributions	18,866	20,776
Benefits paid	(17,707)	(23,608)
Fair value of plan assets at end of the year	205,054	200,280
Underfunded status at end of the year	$(105,121)	$(83,368)

For multiemployer plans, the funded status is not required to be recognized as an asset or liability in the consolidated balance sheets. The combined unrecognized liability for the underfunded status of the Plans totaled $105.1 million at December 31, 2011 and $83.4 million at December 31, 2010.

Components of Net Periodic Pension Cost for FBL and Affiliates Combined

	Year ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Service cost	$8,196	$7,310	$7,443
Interest cost	13,835	14,230	15,558
Expected return on assets	(13,845)	(12,663)	(11,987)
Amortization of prior service cost	1,499	729	740
Amortization of actuarial loss	7,893	6,964	8,866
Settlement expense	—	—	1,252
Net periodic pension cost	$17,578	$16,570	$21,872

The Plans' prior service costs are amortized using a straight-line amortization method over the average remaining service period of the employees. For actuarial gains and losses, we use a corridor to determine the amounts to amortize. It is expected that combined net periodic pension cost in 2012 will include $10.6 million for amortization of the actuarial loss and $0.4 million of prior service cost amortization.

Expected benefits to be paid for us and affiliates are as follows: 2012 - $26.5 million, 2013 - $23.3 million, 2014 - $23.2 million, 2015 - $24.7 million, 2016 - $24.9 million and 2017 through 2021 - $113.8 million.

FBL's Proportionate Share of Prepaid or Accrued Pension Cost

	December 31,
	2011	2010
	(Dollars in thousands)
Amounts recognized in our consolidated financial statements
Prepaid benefit cost	$16,482	$16,331
Accrued benefit cost	(8,396)	(8,939)
Net amount recognized in our consolidated financial statements	$8,086	$7,392

Net periodic pension cost recorded in our consolidated statements of operations, including amounts related to discontinued operations, totaled $6.8 million in 2011, $6.0 million in 2010 and $8.5 million in 2009.

Information for Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets
for FBL and Affiliates Combined
	December 31,
	2011	2010
	(Dollars in thousands)
Projected benefit obligation	$310,175	$283,648
Accumulated benefit obligation	201,709	249,572
Fair value of plan assets	205,054	200,280

Weighted Average Assumptions Used to Determine Benefit Obligations

	December 31,
	2011	2010
Discount rate	4.67%	5.09%
Annual salary increases	4.00%	4.00%

We estimate the discount rate by projecting and discounting future benefit payments inherent in the projected benefit obligation using a "spot" yield curve known as the Principal Pension Discount yield curve. This curve is constructed by using bid-price data from two Barclays Capital bond indices, Aggregate Index and Short Term Index. In addition, the bonds included must meet the following criteria: corporate issued; fixed coupon; divergence of coupon rate from the current yield not exceeding 500 basis points; a rating of Aa or higher from one of the recognized agencies; a rating of Aa or higher from at least two of the recognized agencies if maturity is less than 1 year; and instruments with options are excluded. As of December 31, 2011 there were changes to the Principal Curve to use the 30-year spot for all periods beyond 30 years. Prior to 2010, we estimated the discount rate by projecting and discounting future benefit payments inherent in the projected benefit obligation using a "spot" yield curve known as the Citigroup Pension Discount Liability Index yield curve. This curve is constructed from the Treasury curve by adding option-adjusted spreads that are drawn from the AA corporate sector of the Salomon Broad Investment-Grade Bond Index. The bonds with excessive call exposure are excluded, as well as securities with abnormal option-adjusted spreads. The final spreads are determined using this call-protected sample of AA corporate bonds.
Our expected long-term return on plan assets represents the rate of earnings expected in the funds invested to provide for anticipated benefit payments. We have analyzed the expected rates of return on assets and determined that a long-term return of 7.00% is reasonable based on the current and expected asset allocations and on the Plans' historical investment performance and best estimates for future investment performance.

Weighted Average Assumptions Used to Determine Net Periodic Pension Cost

	Year Ended December 31,
	2011	2010	2009
Discount rate	5.09%	5.52%	5.93%
Expected long-term return on plan assets	7.00%	7.00%	7.00%
Annual salary increases	4.00%	4.00%	4.00%

Plan Assets

Our plan assets are primarily invested in annuity products and insurance company pooled separate accounts that invest predominately in equity securities and real estate. We have certain pension obligations that are fully funded though annuity contracts with Farm Bureau Life which are presented as funded annuity contracts below. Excluding the funded annuity contracts, we employ a long-term investment strategy of diversifying the plans' assets with the long-term target allocation being approximately 60% in fixed income securities and 40% in equities. At December 31, 2011, the Plans' assets were invested 60% in fixed income securities and 40% in diversified equities. The fixed income securities consist primarily of the group annuity contract and fixed income securities held in pooled separate accounts. The equity securities are in pooled separate accounts and mutual funds. Our investment strategy is to (1) achieve a long-term return sufficient to satisfy all plan obligations, (2) assume a prudent level of risk and (3) maintain adequate liquidity. The expected return on plan assets is set at the long-term rate expected to be earned based on the long-term investment strategy of the Plans. In estimating the expected rate of return for each asset class, we take into account factors such as historical rates of return, expected future risk free rates of return and anticipated returns expected given the risk profile of each asset class.

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

•	Mutual funds: the net asset value of our mutual funds is based on quoted market prices available on active markets.

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

Level 3 - Inputs are unobservable and require management's judgment about the assumptions that market participants would use in pricing the assets.

Fair Values of Pension Plan Assets by Asset Category and Hierarchy Levels

	December 31, 2011
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Annuities (a):
Group annuity contract	$—	$—	$101,970	$101,970
Funded annuity contracts	—	—	14,010	14,010
Pooled separate accounts (b):
Money market	—	1,769	—	1,769
Fixed income securities:
Corporate bonds	—	10,239	—	10,239
Equity securities:
U.S. large-cap growth	16,968	—	—	16,968
U.S. large-cap	—	25,748	—	25,748
U.S. mid-cap	5,258	—	—	5,258
U.S. small-cap	5,003	—	—	5,003
International	15,298	—	—	15,298
Domestic real estate	—	8,791	—	8,791
Total	$42,527	$46,547	$115,980	$205,054

	December 31, 2010
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Annuities (a):
Group annuity contract	$—	$—	$93,440	$93,440
Funded annuity contracts	—	—	14,487	14,487
Pooled separate accounts (c):
Money market	—	1,313	—	1,313
Equity securities:
U.S. large-cap growth	—	20,136	—	20,136
U.S. large-cap	—	29,705	—	29,705
U.S. mid-cap	—	6,141	—	6,141
U.S. small-cap	—	6,113	—	6,113
International	—	20,763	—	20,763
Domestic real estate	—	2,876	5,306	8,182
Total	$—	$87,047	$113,233	$200,280

(a) Represents a group annuity contract with Farm Bureau Life.
(b) Represents pooled separate account investments and mutual funds with Principal Life Insurance Company.
(c) Represents pooled separate account investments with Principal Life Insurance Company.

Level 3 Plan Asset Changes in Fair Value

	December 31, 2011
			Return on assets
	December 31, 2010	Purchases (disposals), net	Held at year end	Sold during year	Transfers in (out) of level 3	December 31, 2011
	(Dollars in thousands)
Group annuity contract	$93,440	$4,016	$4,514	$—	$—	$101,970
Funded annuity contracts	14,487	(1,362)	885	—	—	14,010
Equity securities - Domestic real estate	5,306	—	—	—	(5,306)	—
Total	$113,233	$2,654	$5,399	$—	$(5,306)	$115,980

	December 31, 2010
			Return on assets
	December 31, 2009	Purchases (disposals), net	Held at year end	Sold during year	Transfers in (out) of level 3	December 31, 2010
	(Dollars in thousands)
Group annuity contract	$92,891	$(3,389)	$3,938	$—	$—	$93,440
Funded annuity contracts	15,125	(1,566)	928	—	—	14,487
Equity securities - Domestic real estate	4,577	—	729	—	—	5,306
Total	$112,593	$(4,955)	$5,595	$—	$—	$113,233

Other Retirement Plans

We participate with several affiliates in a 401(k) defined contribution plan which covers substantially all employees. We contributed cash in an amount equal to 100% of an employee's contributions up to 2% of the annual salary contributed by the employee and an amount equal to 50% of an employee's contributions between 2% and 4% of the annual salary contributed by the employee. Costs are allocated among the affiliates on a basis of time incurred by the respective employees for each company. Expense related to the plan totaled $0.9 million in 2011 and $0.8 million in 2010 and 2009.

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

In addition to benefits offered under the aforementioned benefit plans, we and several other affiliates sponsor a plan that provides group term life insurance benefits to retirees who have worked full-time for ten years and attained age 55 while in service. Postretirement benefit expense for this plan is allocated in a manner consistent with pension expense discussed above. We also have two single employer plans that provide health and medical benefits to retirees. Postretirement benefit expense aggregated $0.1 million in 2011, 2010 and 2009.

Share-based Compensation Plans

We have three share-based payment arrangements under our Class A Common Stock Compensation Plan, which are described below. Compensation expense for these arrangements totaled $5.0 million for 2011 and $3.0 million for 2010 and 2009. The income tax benefit recognized in the statements of operations for these arrangements totaled $1.9 million for 2011, $0.9 million for 2010 and $1.0 million for 2009. In 2011, a Cash-Based Restricted Stock Unit Plan was also introduced. We recorded compensation expense for arrangements under this plan totaling $0.6 million and a related income tax benefit of $0.3 million in 2011.

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

Assumptions Used in our Valuation Model

	Year ended December 31,
	2011	2010	2009
Weighted average risk-free interest rate	2.01%	2.65%	1.60%
Dividend yield	1.30%	1.30%	1.40%
Weighted average volatility factor of the expected market price	0.67	0.64	0.42
Weighted average expected term	5.2 years	5.3 years	5.0 years

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. We use the historical realized volatility of our stock for the expected volatility assumption within the valuation model. The weighted average expected term for the majority of our options was calculated using average historical behavior.

Stock Option Activity
	Number of Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
	(Dollars in thousands, except per share data)
Shares under option at January 1, 2011	2,313,699	$26.44
Granted	165,912	29.24
Exercised	(355,251)	21.42
Forfeited or expired	(290,740)	30.49
Shares under option at December 31, 2011	1,833,620	27.03	4.78	$13,846

Vested at December 31, 2011 or expected to vest in the future	1,824,232	$27.05	4.76	$13,741
Exercisable options at December 31, 2011	1,306,534	$28.58	3.63	$8,003

(1)	Represents the difference between the share price and exercise price for each option, excluding options where the exercise price is above the share price, at December 31, 2011.

The weighted average grant-date fair value of options granted per common share was $14.90 for 2011, $9.47 for 2010 and $4.35 for 2009. The intrinsic value of options exercised during the year totaled $3.5 million for 2011, $1.5 million for 2010 and $0.2 million for 2009.

Unrecognized compensation expense related to nonvested share-based compensation granted under the stock option arrangement totaled $1.7 million as of December 31, 2011. This expense is expected to be recognized over a weighted-average period of 2.2 years.

We issue new shares to satisfy stock option exercises. We do not have a policy of repurchasing shares on the open market to satisfy share-based payment arrangements. Cash received from stock options exercised totaled $7.5 million for 2011, $3.7 million for 2010 and $1.2 million for 2009. The actual tax benefit realized from stock options exercised totaled $1.1 million for 2011, $0.5 million for 2010 and $0.1 million for 2009.

Nonvested Stock Awards

We also granted nonvested Class A common shares to certain executives. The restrictions on these shares lapse and the shares vest if we meet or exceed operating goals, such as earnings per share, book value and expense targets, within or during a three year period. Depending on performance, the actual amount of shares issued could range from zero to 100% of the granted amount. The value of the awards is based on the grant date fair value of the nonvested stock adjusted for expected forfeitures and an estimate of the number of shares expected to vest. The estimate for the number of shares to vest is reviewed each period and the impact of any changes in the estimate on expense is recorded in the current period. These awards are charged to expense using the straight-line method over the required service period. Dividends on the restricted stock during the restriction period are contingent upon vesting.

While ultimately beneficial to the Company, the EquiTrust Life sale reduced our 2011 operating results, making achievement of the performance goals related to the 2011 nonvested shares significantly more difficult. In recognition of the increased difficulty in achieving the goals, the 2011 nonvested shares were modified. The modification canceled the 2011 nonvested shares on December 30, 2011 for those participants still employed by the Company. Four executives will receive cash payments for the value of their restricted stock as of December 15, 2011. In 2012, the remaining executives will be granted cash settled restricted stock units equal to 82.75% of the 2011 nonvested shares granted. In addition, nonvested shares granted to the chief executive officer during 2011 and 2010, had restrictions lapsing in 2014 based on book value targets that were also significantly more difficult to achieve with the EquiTrust Life sale. As a result, those nonvested shares were canceled in exchange for an agreed upon cash payout. A portion of the agreed upon amount will be distributed annually subject to the limits set forth in the Internal Revenue Code 162(m).

Nonvested Stock Activity
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Nonvested stock at January 1, 2011	597,774	$16.63
Granted	192,351	30.58
Released	(2,814)	30.77
Forfeited or canceled	(458,777)	25.04
Nonvested stock at December 31, 2011	328,534	13.18

Unrecognized compensation expense related to unvested share-based compensation granted under the nonvested stock arrangement totaled $1.0 million at December 31, 2011. This expense is expected to be recognized over a weighted-average period of 0.7 years. The tax benefit realized from nonvested stock released to employees was less than $0.1 million in 2011, $0.7 million in 2010 and $0.4 million in 2009. We have a policy of withholding shares to cover estimated future tax payments.

Other Stock Awards

Directors were awarded nonrestricted Class A common shares totaling 24,806 during 2011 and 31,160 during 2010. The value of the stock was based on the fair value on the date of the grant. The tax benefit realized from the shares awarded to directors was $0.3 million in 2011 and 2010 and $0.1 million in 2009.

Shares of Class A common stock available for grant as additional awards under the Class A Common Stock Compensation Plan totaled 3,209,339 at December 31, 2011.

Cash-Based Restricted Stock Units

As discussed above, cash-based restricted stock units will be granted to certain executives in 2012 as a modification of the 2011 nonvested stock grants. The restricted stock units will vest and be paid out in cash after a two-year required service period. The value of the awards is based on the grant date fair value and is adjusted each period to the current fair value. These awards are charged to expense and a liability is established using the straight-line method over the required service period. Unrecognized compensation expense related to unvested restricted stock units based on the stock price at December 31, 2011 totaled $1.6 million. Dividends will not be paid on restricted stock units.

Other

We have a Director Compensation Plan under which non-employee directors on our Board may elect to receive a portion of their compensation in the form of cash, Class A common shares or deferred stock units. Under this plan, we have deferred stock units outstanding totaling 110,545 at December 31, 2011 and 102,980 at December 31, 2010. At December 31, 2011, there were 123,882 shares of Class A common stock available for future issuance under the Director Compensation Plan. We also have an Executive Salary and Bonus Deferred Compensation Plan under which officers of the Company, who are required to meet certain stated common stock ownership guidelines, are allowed to use their base salary and annual cash bonus to purchase deferred stock units. Under this plan, we have deferred stock units outstanding totaling 92,736 at December 31, 2011 and 91,757 at December 31, 2010. At December 31, 2011, shares of Class A common stock available for future issuance under this plan totaled 124,397. We also have an Executive Excess 401(k) Plan under which officers of the Company who meet salary guidelines and 401(k) contribution guidelines are allowed to purchase unregistered deferred stock units. Under this plan, we have deferred stock units outstanding totaling 4,071 at December 31, 2011 and 6,372 at December 31, 2010.

11) Management and Other Agreements

We share certain office facilities and services with the IFBF and its affiliated companies. These expenses are allocated on the basis of cost and time studies that are updated annually and primarily consist of rent, salaries and related expenses, travel and other operating costs. We also have an expense allocation agreement with Farm Bureau Property & Casualty for the use of property and equipment. Expense relating to this agreement totaled $1.0 million in 2011, $1.3 million in 2010 and $1.0 million in 2009.

We have management agreements, which include Farm Bureau Property & Casualty and other affiliates, under which we provide general business, administrative and management services. Fee income for these services totaled $3.7 million in 2011, $3.4 million in 2010 and $3.8 million in 2009. In addition, Farm Bureau Management Corporation, a wholly-owned subsidiary of the IFBF, provides certain management services to us under a separate arrangement. We incurred related expenses totaling $1.0 million in 2011 and 2010 and $0.8 million in 2009.

We have service agreements with the Farm Bureau property-casualty companies operating within our marketing territory, including Farm Bureau Property & Casualty and another affiliate. Under the service agreements, the property-casualty companies are responsible for development and management of our agency force for a fee. We incurred expense totaling $9.7 million in 2011, $8.7 million in 2010 and $8.6 million in 2009 relating to these arrangements.

We are licensed by the IFBF to use the "Farm Bureau" and "FB" designations in Iowa. In connection with this license, we incurred royalty expense totaling $0.5 million in 2011, 2010 and 2009. We have similar arrangements with other state Farm Bureau organizations in our market territory. Total royalty expense to Farm Bureau organizations other than the IFBF totaled $1.5 million in 2011 and 2010 and $1.4 million in 2009. The royalty agreement with the IFBF provides them an option to terminate the agreement when the quarterly common stock dividend is below $0.10 per share.

12) Commitments and Contingencies

Legal Proceedings

In the normal course of business, we may be involved in litigation where damages are alleged that are substantially in excess of contractual policy benefits or certain other agreements. In recent years, companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims. With the sale of EquiTrust Life, at December 31, 2011, we are not aware of any such matters threatened or pending against FBL Financial Group or any of its subsidiaries.

In 2006, Farm Bureau Life incurred a pre-tax charge of $4.9 million relating to the settlement of a lawsuit with a husband and wife who had applied for life insurance policies. The settlement ended litigation regarding the process we followed in denying insurance coverage for medical reasons. Insurance claims were filed under our professional liability and general liability insurance policies for reimbursement of the settlement amount, but coverage was denied. A lawsuit was filed against the insurer and the insurance broker to recover those damages. Claims against the insurer were dismissed in prior court rulings. Claims against the broker for failure to provide timely notice of our claim to said insurers were dismissed by the Polk County, Iowa, District Court, in a December 29, 2011 ruling, which found that even if the insurer had received timely notice, there would have been no coverage. We anticipate filing an appeal of that ruling during the first quarter of 2012. Any recoveries will be recorded in net income in the period the recovery is received.

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

We lease our home office properties under a 10-year operating lease from a wholly-owned subsidiary of the IFBF. Future remaining minimum lease payments under this lease, as of December 31, 2011, are as follows: 2012 - $2.5 million, 2013 - $2.5 million, 2014 - $2.5 million, 2015 - $2.5 million, 2016 - $2.5 million and thereafter, through 2021 - $12.6 million. Rent expense for the lease totaled $3.6 million in 2011 and $3.3 million in 2010 and 2009. These amounts are net of $1.4 million in 2011, 2010 and 2009 in amortization of a deferred gain on the exchange of our home office properties for common stock in 1998. The remaining unamortized deferred gain totaled $1.7 million at December 31, 2011 and $3.1 million at December 31, 2010.

From time to time, assessments are levied on our insurance subsidiaries by guaranty associations in most states in which the subsidiaries are licensed. These assessments, which are accrued for, are to cover losses of policyholders of insolvent or rehabilitated companies. In some states, these assessments can be partially recovered through a reduction in future premium taxes. Recoveries (expenses) for guaranty fund assessments, net of related premium tax offsets, totaled $0.1 million in 2011, less than ($0.1) million in 2010 and ($0.2) million in 2009.

13) Earnings per Share

Computation of Earnings Per Common Share

	Year ended December 31,
	2011	2010	2009
	(Dollars in thousands, except per share data)
Numerator:
Net income attributable to FBL Financial Group, Inc.	$31,276	$120,653	$69,835
Less: Net income (loss) from discontinued operations	(24,042)	36,252	19,344
Less: Dividends on Series B preferred stock	150	150	150
Income available to common stockholders from continuing operations	$55,168	$84,251	$50,341

Denominator:
Weighted average shares	30,521,894	30,212,299	29,934,576
Deferred common stock units relating to deferred compensation plans	204,115	185,881	142,871
Denominator for earnings per common share - weighted-average shares	30,726,009	30,398,180	30,077,447
Effect of dilutive securities - stock-based compensation	489,014	320,436	124,029
Denominator for diluted earnings per common share - adjusted weighted-average shares	31,215,023	30,718,616	30,201,476

Earnings per common share:
Income from continuing operations	$1.80	$2.77	$1.67
Income (loss) from discontinued operations	(0.79)	1.19	0.65
Total earnings per share	$1.01	$3.96	$2.32

Earnings per common share - assuming dilution:
Income from continuing operations	$1.77	$2.74	$1.67
Income (loss) from discontinued operations	(0.77)	1.18	0.64
Total earnings per share	$1.00	$3.92	$2.31

Antidilutive stock options excluded from diluted earnings per share	1,042,587	1,785,315	3,066,469

14) Statutory Insurance Information

Farm Bureau Life's statutory financial statements are prepared in accordance with the accounting practices prescribed or permitted by the Insurance Division, Department of Commerce of the State Iowa (the “Insurance Division.”) The Insurance Division has adopted the accounting guidance contained in the National Association of Insurance Commissioners Accounting Practices and Procedures Manual (the “Manual”) as the prescribed accounting practice for insurance companies domiciled in Iowa. The Insurance Division may permit accounting practices which differ from those prescribed by the Manual. None of our statutory accounting practices differed materially from those prescribed by the Manual. Several differences exist between GAAP and statutory accounting practices. Principally, under statutory accounting, deferred acquisition costs are not capitalized, fixed maturity securities are generally carried at amortized cost, insurance liabilities are presented net of reinsurance, contract holder liabilities are generally valued using more conservative assumptions and certain assets are non-admitted.

Farm Bureau Life Statutory Information

	Year ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Net gain from operations (excludes impact of realized gains and losses on investments)	$87,792	$65,149	$78,747
Net income	72,653	72,296	45,518

	December 31,
	2011	2010
	(Dollars in thousands)
Capital and surplus	$509,151	$453,631

State laws specify regulatory actions if an insurer's risk-based capital (RBC) ratio, a measure of solvency, falls below certain levels. The NAIC has a standard formula for annually assessing RBC based on the various risk factors related to an insurance company's capital and surplus, including insurance, business, asset and interest rate risks. At December 31, 2011, Farm Bureau Life exceeded the minimum RBC requirements.

Farm Bureau Life's ability to pay dividends to the parent company is restricted by the Iowa Insurance Holding Company Act to earned surplus arising from its business. In addition, prior approval of the Iowa Insurance Commissioner is required for a dividend distribution of cash or other property whose fair value, together with that of other dividends made within the preceding 12 months, exceeds the greater of (i) 10% of adjusted policyholders' surplus as of the preceding year end, or (ii) the statutory net gain from operations of the insurer for the preceding calendar year. During 2012, the maximum amount legally available for distribution to FBL Financial Group, Inc. from Farm Bureau Life without further regulatory approval is $87.8 million.

15) Segment Information

We analyze operations by reviewing financial information regarding our primary products that are aggregated into the Annuity (formerly known as "Traditional Annuity - Exclusive Distribution") and Life Insurance (formerly known as "Traditional and Universal Life Insurance") product segments. In addition, our Corporate and Other segment includes various support operations, corporate capital and other product lines that are not currently underwritten by the Company.

The Annuity segment primarily consists of fixed rate annuities and supplementary contracts (some of which involve life contingencies). Fixed rate annuities provide for tax-deferred savings and supplementary contracts provide for the systematic repayment of funds that accumulate interest. Fixed rate annuities primarily consist of flexible premium deferred annuities, but also include single premium deferred and immediate contracts. With fixed rate annuities, we bear the underlying investment risk and credit interest to the contracts at rates we determine, subject to interest rate guarantees.

The Life Insurance segment consists of whole life, term life and universal life policies. These policies provide benefits upon the death of the insured and may also allow the customer to build cash value on a tax-deferred basis.

The Corporate and Other segment consists of the following corporate items and products/services that do not meet the quantitative threshold for separate segment reporting:

•	investments and related investment income not specifically allocated to our product segments,
•	interest expense,
•	closed blocks of variable annuity, variable universal life insurance and accident and health insurance products,
•	advisory services for the management of investments and other companies,
•	marketing and distribution services for the sale of mutual funds and insurance products not issued by us, and
•	leasing services with affiliates.

We analyze our segment results based on pre-tax operating income (loss). Accordingly, income taxes are not allocated to the segments. In addition, operating results are reported net of transactions between the segments. Operating income (loss) for the three years ended December 31, 2011 represents net income excluding, as applicable, the impact of:

•	realized gains and losses on investments,

•	changes in net unrealized gains and losses on derivatives,

•	discontinued operations and

•	loss on debt redemption associated with disposed operations.

We use operating income (loss), in addition to net income, to measure our performance since realized gains and losses on investments and the change in net unrealized gains and losses on derivatives can fluctuate greatly from quarter to quarter. Also, the discontinued operations and related loss on debt redemption are nonrecurring items. A view of our operating performance without the impact of these items enhances the analysis of our results. We use operating income for goal setting, determining short-term incentive compensation and evaluating performance on a basis comparable to that used by many in the investment community.

Financial Information Concerning our Operating Segments

	Year ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Operating revenues:
Annuity	$182,640	$167,499	$149,768
Life Insurance	352,956	340,125	324,877
Corporate and Other	90,580	83,127	84,653
	626,176	590,751	559,298
Realized gains (losses) on investments (A)	(8,286)	11,625	(30,726)
Change in net unrealized gains/losses on derivatives (A)	447	3,966	4,637
Consolidated revenues	$618,337	$606,342	$533,209

Net investment income:
Annuity	$181,974	166,932	148,876
Life Insurance	134,999	132,414	128,721
Corporate and Other	25,890	21,228	21,252
	342,863	320,574	298,849
Change in net unrealized gains/losses on derivatives (A)	447	3,966	4,637
Consolidated net investment income	$343,310	$324,540	$303,486

Depreciation and amortization:
Annuity	$11,975	$8,561	$11,769
Life Insurance	23,098	28,464	26,591
Corporate and Other	12,417	12,754	7,956
	47,490	49,779	46,316
Realized gains/losses on investments (A)	677	2,549	83
Change in net unrealized gains/losses on derivatives (A)	(987)	861	1,989
Consolidated depreciation and amortization	$47,180	$53,189	$48,388

	Year ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Pre-tax operating income (loss):
Annuity	$60,728	$52,286	$34,633
Life Insurance	55,395	58,675	71,298
Corporate and Other	(509)	4,049	(2,770)
	115,614	115,010	103,161
Income taxes on operating income	(33,838)	(38,801)	(34,377)
Realized gains/losses on investments (A)	(5,825)	5,899	(20,025)
Change in net unrealized gains/losses on derivatives (A)	931	2,293	1,732
Loss on debt redemption (A)	(21,564)	—	—
Total income (loss) from discontinued operations	(24,042)	36,252	19,344
Consolidated net income attributable to FBL Financial Group, Inc.	$31,276	$120,653	$69,835

	December 31,
	2011	2010
	(Dollars in thousands)
Assets:
Annuity	$3,455,843	$3,174,590
Life Insurance	2,589,622	2,486,246
Corporate and Other	1,958,742	1,596,059
	8,004,207	7,256,895
Unrealized gains in accumulated other comprehensive income (A)	221,702	52,385
Assets of subsidiary held for sale	—	8,024,820
Consolidated assets	$8,225,909	$15,334,100

(A)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred acquisition costs, value of insurance in force acquired and income taxes attributable to these items.

Depreciation and amortization related to property and equipment are allocated to the product segments while the related property, equipment and capitalized software are allocated to the Corporate and Other segment. Depreciation and amortization for the Corporate and Other segment include $1.8 million for 2011, $2.2 million for 2010 and $2.9 million for 2009 relating to leases with affiliates. In the consolidated statements of operations, we record these depreciation amounts net of related lease income from affiliates.

Our investment in equity method investees, the related equity income and interest expense are attributable to the Corporate and Other segment. Expenditures for long-lived assets were not significant during the periods presented above. Goodwill was allocated to the Annuity ($3.9 million) and Life Insurance ($6.1 million) segments at December 31, 2011 and 2010.

Premiums collected, which is not a measure used in financial statements prepared according to GAAP, include premiums received on life insurance policies and deposits on annuities and universal life-type products. Net premiums collected totaled $678.9 million in 2011, $634.5 million in 2010 and $611.7 million in 2009.

Under GAAP, premiums on whole life and term life policies are recognized as revenues over the premium-paying period and reported in the Life Insurance segment. The following chart provides a reconciliation of life insurance premiums collected to those reported in the GAAP financial statements.

Reconciliation of Traditional Life Insurance Premiums, Net of Reinsurance

	Year ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Traditional and universal life insurance premiums collected	$229,468	$213,445	$202,183
Premiums collected on interest sensitive products	(60,702)	(51,230)	(48,942)
Traditional life insurance premiums collected	168,766	162,215	153,241
Change in due premiums and other	(247)	(159)	913
Traditional life insurance premiums	$168,519	$162,056	$154,154

There is no comparable GAAP financial measure for premiums collected on annuities and universal life-type products. GAAP revenues for those interest sensitive and variable products consist of various policy charges and fees assessed on those contracts, as summarized in the chart below.

Interest Sensitive Product Charges by Segment

	Year ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Annuity
Administration charges	$20	$20	$34
Surrender charges	644	537	778
Total	$664	$557	$812

Life Insurance
Administration charges	$9,922	$8,827	$7,399
Cost of insurance charges	37,334	34,701	32,304
Surrender charges	578	549	476
Amortization of policy initiation fees	1,313	1,292	1,390
Total	$49,147	$45,369	$41,569

Corporate and Other
Administration charges	$6,317	$6,884	$6,915
Cost of insurance charges	29,794	29,670	29,476
Surrender charges	1,151	1,572	1,705
Separate account charges	8,748	8,574	7,377
Amortization of policy initiation fees	1,282	1,255	903
Total	$47,292	$47,955	$46,376

Consolidated interest sensitive product charges	$97,103	$93,881	$88,757

Premium Concentration by State

	Year ended December 31,
	2011	2010	2009
Life and annuity collected premiums:
Iowa	26.5%	25.9%	27.6%
Kansas	20.9	23.5	20.6
Oklahoma	9.2	9.0	12.6

16) Quarterly Financial Information (Unaudited)

Unaudited Quarterly Results of Operations

	2011
Quarter ended	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share data)
Premiums and product charges	$65,516	$68,185	$65,131	$66,790
Net investment income	83,785	88,066	85,451	86,008
Realized gains (losses) on investments	108	(10)	(868)	(7,526)
Total revenues	154,408	160,221	154,570	149,138
Net income (loss) from continuing operations	19,636	24,832	15,741	(4,885)
Income (loss) from discontinued operations	6,855	12,696	11,824	(55,417)
Net income (loss) attributable to FBL Financial Group, Inc.	26,493	37,546	27,566	(60,329)

Earnings (loss) per common share:
Income (loss) from continuing operations	$0.64	$0.81	$0.51	$(0.16)
Income (loss) from discontinued operations	0.22	0.41	0.38	(1.80)
Earnings (loss) per common share	$0.86	$1.22	$0.89	$(1.96)
Earnings (loss) per common share - assuming dilution:
Income (loss) from continuing operations	$0.63	$0.79	$0.50	$(0.16)
Income (loss) from discontinued operations	0.22	0.41	0.38	(1.80)
Earnings (loss) per common share - assuming dilution	$0.85	$1.20	$0.88	$(1.96)

	2010
Quarter ended	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share data)
Premiums and product charges	$62,981	$66,844	$61,419	$64,693
Net investment income	78,745	81,188	82,344	82,263
Realized gains (losses) on investments	(206)	(1,107)	(1,200)	14,089
Total revenues	144,537	150,860	146,122	164,823
Net income from continuing operations	14,545	17,112	23,314	29,352
Income from discontinued operations	3,462	5,172	5,337	22,281
Net income attributable to FBL Financial Group, Inc.	18,021	22,323	28,677	51,632

Earnings per common share:
Income from continuing operations	$0.48	$0.56	$0.76	0.96
Income from discontinued operations	0.11	0.17	0.18	0.73
Earnings per common share	$0.59	$0.73	$0.94	$1.69
Earnings per common share - assuming dilution:
Income from continuing operations	$0.48	$0.56	$0.76	$0.95
Income from discontinued operations	0.11	0.17	0.17	0.72
Earnings per common share - assuming dilution	$0.59	$0.73	$0.93	$1.67

In the fourth quarter of 2011, income (loss) from discontinued operations decreased $71.7 million from the loss on sale of subsidiary and net income (loss) from continuing operations decreased $21.6 million due to a loss on debt redemption required from the sale. Net income (loss) from continuing operations increased $5.0 million in the second quarter of 2011 and $3.0 million in the second quarter of 2010 due to the impact of refining actuarial estimates as discussed in Note 1.

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

Our internal control over financial reporting changes from time-to-time as we modify and enhance our systems and processes to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. Any significant changes in controls are evaluated prior to implementation to help ensure the continued effectiveness of our internal controls and internal control environment. While changes have taken place in our internal controls during the quarter ended December 31, 2011, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

See Item 8 for Management's Report on Internal Control Over Financial Reporting. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this examination.

ITEM 9B. OTHER INFORMATION

There is no information required to be disclosed on Form 8-K for the quarter ended December 31, 2011 which has not been previously reported.

PART III

The information required by Part III, Items 10 through 14, is hereby incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2011.

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

		Schedule I - Summary of Investments

		Schedule II - Condensed Financial Information of Registrant (Parent Company)

		Schedule III - Supplementary Insurance Information

		Schedule IV - Reinsurance

All other schedules are omitted because they are not applicable, not required or the information they contain is included elsewhere in the consolidated financial statements or notes.

3.	Exhibits.

Incorporated by reference
Exhibit #	Description	Form	SEC File No.	Report Date
2.1	Stock Purchase Agreement dated as of October 6, 2011 by and among FBL Financial Group, Inc., GPFT Holdco, LLC, Acorn Holdco, LLC and Guggenheim Life and Annuity Company	8-K	001-11917	October 7, 2011
3.1(a)+	Restated Articles of Incorporation, filed with Iowa Secretary of State March 19, 1996
3.1(b)+	Articles of Amendment, Designation of Series A Preferred Stock, filed with Iowa Secretary of State April 30, 1996
3.1(c)+	Articles of Amendment, Designation of Series B Preferred Stock, filed with Iowa Secretary of State May 30, 1997
3.1(d)+	Articles of Correction, filed with Iowa Secretary of State October 27, 2000
3.1(e)+	Articles of Amendment, filed with Iowa Secretary of State May 15, 2003
3.1(f)+	Articles of Amendment, filed with Iowa Secretary of State May 14, 2004
3.1(g)+	Articles of Amendment, filed with Iowa Secretary of State May 20, 2011
3.2	Second Restated and Amended Bylaws, as amended through May 27, 2011	10-Q	001-11917	June 30, 2011

Incorporated by reference
Exhibit #	Description	Form	SEC File No.	Report Date
4.1	Form of Class A Common Stock Certificate of the Registrant	S-1	333-04332	July 11, 1996
4.2	Restated Stockholders' Agreement Regarding Management and Transfer of Shares of Class B Common Stock of FBL Financial Group, Inc., dated March 31, 2004	10-Q	001-11917	June 30, 2004
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
		8-K	001-11917	June 6, 1997
4.4(a)	Master Transaction Agreement between Federal Home Loan Bank of Des Moines and Farm Bureau Life Insurance Company, dated May 1, 2006	10-Q	001-11917	September 30, 2006
4.4(b)	Advance Agreement between Federal Home Loan Bank of Des Moines and Farm Bureau Life Insurance Company, dated September 12, 2006	10-Q	001-11917	September 30, 2006
4.5(a)	Master Transaction Agreement between Federal Home Loan Bank of Des Moines and EquiTrust Life Insurance Company dated, December 24, 2008	10-K	001-11917	December 31, 2009
4.5(b)	Advance Agreement between Federal Home Loan Bank of Des Moines and EquiTrust Life Insurance Company, dated December 24, 2008	10-K	001-11917	December 31, 2009
4.6	Indenture, dated as of April 12, 2004, between FBL Financial Group, Inc. and Deutsche Bank Trust Company Americas as Trustee	S-4	333-115197	May 5, 2004
4.7	Form of 5.85% Senior Note Due 2014	S-4	333-115197	May 5, 2004
4.8
Form of $50 million 6.10% Senior Notes Due 2015 and attached registration rights agreement. These documents are not filed pursuant to the exception of Regulation S-K, Item 601(b)(4)(iii)(A); FBL Financial Group, Inc. agrees to furnish these documents to the Commission upon request.

4.9	Indenture, dated as of March 12, 2007, between FBL Financial Group, Inc. and LaSalle Bank National Association as Trustee	S-4	333-141949	April 6, 2007
4.9(a)
Instrument of Resignation, Appointment and Acceptance, between FBL Financial Group, Inc., LaSalle Bank National Association as prior Trustee and Commerce Bank, N.A. as successor Trustee, dated February 18, 2009
		10-K	001-11917	December 31, 2010
4.10	Form of 5.875% Senior Note Due 2017	S-4	333-141949	April 6, 2007
10.1	Trademark License from the American Farm Bureau Federation to Farm Bureau Life Insurance Company, dated May 20, 1987	S-1	333-04332	July 11, 1996
10.2	Membership Agreement between American Farm Bureau Federation and the Iowa Farm Bureau Federation, dated February 13, 1987	S-1	333-04332	July 11, 1996
10.3	Form of Royalty Agreement with Farm Bureau organizations adopted 2009	10-K	001-11917	December 31, 2009
10.4	Form of Services Agreement between FBL Financial Group, Inc. and Farm Bureau Management Corporation, dated January 1, 1996	S-1	333-04332	July 11, 1996
10.5	Management Services Agreement between FBL Financial Group, Inc. and Farm Bureau Property & Casualty Insurance Company effective as of January 1, 2003	10-K	001-11917	December 31, 2003
10.6	Lease Agreement dated as of March 31, 1998 between IFBF Property Management, Inc., FBL Financial Group, Inc. and Farm Bureau Property & Casualty Insurance Company	10-Q	001-11917	March 31, 1998
10.6(a)+	Amendment effective January 1, 2012 to Lease Agreement

Incorporated by reference
Exhibit #	Description	Form	SEC File No.	Report Date
10.7	Building Management Services Agreement, dated March 31, 1998, between IFBF Property Management, Inc. and FBL Financial Group, Inc.	10-Q	001-11917	March 31, 1998
10.8*	2006 Class A Common Stock Compensation Plan as amended through February 17, 2011	10-Q	001-11917	March 31, 2011
10.8(a)*	Form of Stock Option Agreement, pursuant to the FBL Financial Group, Inc. 2006 Class A Common Stock Compensation Plan	10-Q	001-11917	March 31, 2011
10.9*+	Executive Salary and Bonus Deferred Compensation Plan, as amended December 15, 2011
10.10*	2008 Revised Rules for Payment of Meeting Fees, Retainers and Expenses to the Board of Directors	10-K	001-11917	December 31, 2007
10.11*	Management Performance Plan (2010)	10-K	001-11917	December 31, 2009
10.12*	Management Performance Plan (2011)	10-Q	001-11917	March 31, 2011
10.13*
Form of Restricted Stock Agreement, dated as of February 17, 2009, between the Company and each of James W. Noyce, Richard J. Kypta, John M. Paule, Bruce A. Trost, James P. Brannen, Douglas W. Gumm, Charles T. Happel, David T. Sebastian and Donald J. Seibel
		10-Q	001-11917	March 31, 2009
10.14*	Employment Contract, dated April 29, 2009, between the Company and James E. Hohmann, CEO	10-Q	001-11917	March 31, 2009
10.15*	Restricted Stock Agreement, dated April 29, 2009, between the Company and James E. Hohmann, CEO	10-Q	001-11917	March 31, 2009
10.15(a)*
Bonus Metrics Schedule, dated June 29, 2009, for 2009 Restricted Stock Agreement between James E. Hohmann and FBL Financial Group dated April 29, 2009 (Confidential treatment has been requested for portions of this exhibit and confidential portions have been filed with the Securities and Exchange Commission)
		10-Q/A	001-11917	June 30, 2009, filed November 30, 2009
10.16*+	Director Compensation Plan as amended through December 15, 2011
10.17*	Form of Restricted Stock Agreement, dated February 16, 2010, between the Company and each of James P. Brannen, Charles T. Happel, Kevin R. Slawin and Bruce A. Trost	10-Q	001-11917	March 31, 2010
10.18*	Form of Restricted Stock Agreement, dated February 17, 2010, between the Company and James E. Hohmann	10-Q	001-11917	March 31, 2010
10.19*	Bonus Restricted Stock Agreement, dated March 5, 2010, between the Company and James E. Hohmann	10-Q	001-11917	March 31, 2010
10.20*	Form of Restricted Stock Agreement, dated February 17, 2011, between the Company and each of James P. Brannen, Charles T. Happel, Kevin R. Slawin and Russell J. Wiltgen	10-Q	001-11917	March 31, 2011
10.21*	Form of Restricted Stock Agreement, dated February 17, 2011, between the Company and James E. Hohmann	10-Q	001-11917	March 31, 2011
10.22*	Bonus Restricted Stock Agreement, dated February 17, 2011, between the Company and James E. Hohmann	10-Q	001-11917	March 31, 2011
10.23*	Cash-Based Restricted Stock Unit Plan	8-K	001-11917	January 6, 2012
10.24*	Revised Incentive Compensation and Bonus Agreement, dated December 30, 2011, between FBL Financial Group, Inc. and James E. Hohmann	8-K	001-11917	January 6, 2012

Incorporated by reference
Exhibit #	Description	Form	SEC File No.	Report Date
12+	Statement Regarding Computation of Ratios of Earnings to Fixed Charges
21+	Subsidiaries of FBL Financial Group, Inc.
23+	Consent of Independent Registered Public Accounting Firm
31.1+	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101+#
Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language) from FBL Financial Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011 as follows: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Stockholders' Equity, (iv) Consolidated Statements of Cash Flows.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of February, 2012.

FBL Financial Group, Inc.

By: /s/ JAMES E HOHMANN
James E. Hohmann
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated;

Signature	Title	Date

/s/ JAMES E. HOHMANN James E. Hohmann	Chief Executive Officer (Principal Executive Officer) and Director	February 16, 2012

/s/ JAMES P. BRANNEN James P. Brannen	Chief Financial Officer and Chief Administrative Officer (Principal Financial and Accounting Officer)	February 16, 2012

/s/ CRAIG D. HILL Craig D. Hill	Chairman of the Board and Director	February 16, 2012

/s/ JERRY L. CHICOINE Jerry L. Chicoine	Vice Chair and Director	February 16, 2012

/s/ STEVE L. BACCUS Steve L. Baccus	Director	February 16, 2012

/s/ ROGER K. BROOKS Roger K. Brooks	Director	February 16, 2012

/s/ TIM H. GILL Tim H. Gill	Director	February 16, 2012

/s/ ROBERT H. HANSON Robert H. Hanson	Director	February 16, 2012

/s/ PAUL E. LARSON Paul E. Larson	Director	February 16, 2012

/s/ EDWARD W. MEHRER Edward W. Mehrer	Director	February 16, 2012

/s/ DENNIS J. PRESNALL Dennis J. Presnall	Director	February 16, 2012

/s/ KEVIN G. ROGERS Kevin G. Rogers	Director	February 16, 2012

/s/ SCOTT E. VANDERWAL Scott E. VanderWal	Director	February 16, 2012

/s/ JOHN E. WALKER John E. Walker	Director	February 16, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULES

The Board of Directors and Stockholders
FBL Financial Group, Inc.

We have audited the consolidated balance sheets of FBL Financial Group, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2011, and have issued our report thereon dated February 16, 2012 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedules listed in Item 15(a)2 of this Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein. As discussed in Note 1 to the consolidated financial statements, in response to new accounting standards, effective July 1, 2010, the Company changed its method of accounting with respect to certain investments with embedded credit derivatives.

/s/ Ernst & Young LLP

Des Moines, Iowa
February 16, 2012

Schedule I - Summary of Investments - Other
Than Investments in Related Parties
FBL FINANCIAL GROUP, INC.
December 31, 2011

Column A	Column B	Column C	Column D
Type of Investment	Cost (1)	Value	Amount at which shown in the balance sheet
	(Dollars in thousands)
Fixed maturity securities, available for sale:
Bonds:
Corporate securities	$2,650,113	$2,898,147	$2,898,147
Mortgage and asset-backed securities	1,497,747	1,534,994	1,534,994
United States Government and agencies	45,231	52,677	52,677
State, municipal and other governments	996,633	1,084,462	1,084,462
Collateralized debt obligation	270	270	270
Total	5,189,994	$5,570,550	5,570,550

Equity securities, available for sale:
Common stocks:
Banks, trusts and insurance companies	20,337	$20,472	20,472
Industrial, miscellaneous and all other	2,211	2,558	2,558
Nonredeemable preferred stocks	33,149	34,402	34,402
Total	55,697	$57,432	57,432

Mortgage loans	553,714		552,359
Investment real estate (2)	2,559		2,541
Policy loans	172,368		172,368
Short-term investments	41,756		41,756
Other investments	347		189
Total investments	$6,016,435		$6,397,195

(1)
On the basis of cost adjusted for repayments and amortization of premiums and accrual of discounts for fixed maturities and short-term investments; original cost for equity securities, real estate and other investments; and unpaid principal balance for mortgage loans and policy loans.

(2)	Amount shown on balance sheet differs from cost due to allowance for possible losses deducted from cost.

Schedule II - Condensed Financial Information of Registrant
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Condensed Balance Sheets
(Dollars in thousands)

	December 31,
	2011	2010
Assets
Investments in subsidiaries (eliminated in consolidation)	$1,127,192	$936,311
Fixed maturities - available for sale, at fair value (amortized cost: 2011 - $7,657; 2010 - $5,541)	8,088	5,376
Short-term investments	35,547	22,264
Cash and cash equivalents	195,805	815
Restricted debt defeasance trust assets	211,627	—
Amounts receivable from affiliates	3,942	1,560
Amounts receivable from subsidiaries (eliminated in consolidation)	333	1,863
Accrued investment income	130	120
Current income taxes recoverable	15,409	402
Deferred income taxes	52,200	12,270
Other assets	8,325	3,368
Assets of subsidiary held for sale	—	541,376
Total assets	$1,658,598	$1,525,725

Liabilities and stockholders' equity
Liabilities:
Accrued expenses and other liabilities	$58,593	$7,615
Amounts payable to affiliates	713	620
Short-term debt payable to affiliates	—	100,000
Long-term debt payable to affiliates	49,968	—
Short-term debt payable to non-affiliates	174,258	—
Long-term debt payable to non-affiliates	97,000	271,168
Total liabilities	380,532	379,403

Stockholders' equity:
Preferred stock	3,000	3,000
Class A common stock	129,684	118,165
Class B common stock	7,522	7,522
Accumulated other comprehensive income	149,622	39,895
Retained earnings	988,238	977,740
Total stockholders' equity	1,278,066	1,146,322
Total liabilities and stockholders' equity	$1,658,598	$1,525,725

See accompanying notes to condensed financial statements.

Schedule II -Condensed Financial Information of Registrant (Continued)
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Condensed Statements of Operations
(Dollars in thousands)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Net investment income (loss)	$396	$385	$(2,710)
Realized gains on investments	—	275	545
Dividends from subsidiaries (eliminated in consolidation)	29,139	21,100	18,100
Management fee income from affiliates	3,701	3,359	3,750
Management fee income from subsidiaries (eliminated in consolidation) (1)	2,278	2,028	1,722
Other income	1,791	20	276
Total revenues	37,305	27,167	21,683
Expenses:
Interest expense (1)	8,532	9,560	10,369
Loss on debt redemption	33,176	—	—
General and administrative expenses	9,185	8,239	7,625
Total expenses	50,893	17,799	17,994
	(13,588)	9,368	3,689
Income tax benefit	16,945	3,359	4,003
Income before equity in undistributed income of subsidiaries	3,357	12,727	7,692
Equity in undistributed income (dividends in excess of equity income) of subsidiaries (eliminated in consolidation)	67,529	79,484	50,272
Net income from continuing operations	70,886	92,211	57,964
Discontinued operations:
Loss on sale of subsidiary, net of tax benefit of $36,932	(68,507)	—	—
Income from discontinued operations, net of tax	28,896	28,442	11,871
Total income (loss) from discontinued operations	(39,611)	28,442	11,871
Net income	$31,275	$120,653	$69,835

(1) Excludes items classified as discontinued operations on a consolidated basis.

See accompanying notes to condensed financial statements.

Schedule II - Condensed Financial Information of Registrant (Continued)
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Condensed Statements of Cash Flows
(Dollars in thousands)

	Year ended December 31,
	2011	2010	2009
Net cash used in operating activities	$(14,446)	$(7,617)	$(17,328)

Investing activities
Sales of fixed maturities - available for sale	—	2,970	7,887
Acquisitions of fixed maturities - available for sale	(2,094)	—	—
Short-term investments, net change	(13,283)	(13,636)	57,167
Dividends from subsidiaries (eliminated in consolidation)	29,139	21,100	18,100
Proceeds received from sale of subsidiary	471,431	—	—
Net cash provided by investing activities	485,193	10,434	83,154

Financing activities
Transfer to restricted debt defeasance trusts	(211,627)	—	—
Repayments of debt	(50,000)	—	(60,000)
Excess tax deductions on stock-based compensation	656	936	310
Issuance (repurchase) of common stock, net	(5,869)	4,244	2,437
Dividends paid	(8,917)	(7,709)	(9,500)
Net cash used in financing activities	(275,757)	(2,529)	(66,753)
Increase (decrease) in cash and cash equivalents	194,990	288	(927)
Cash and cash equivalents at beginning of year	815	527	1,454
Cash and cash equivalents at end of year	$195,805	$815	$527

Supplemental disclosure of cash flow information
Cash received (paid) during the year for:
Income taxes	$3,856	$10,550	$3,726
Interest	(22,298)	(24,363)	(25,265)
Non-cash operating activity:
Net assets of subsidiary sold	(558,354)	—	—

See accompanying notes to condensed financial statements.

Schedule II - Condensed Financial Information of Registrant (Continued)
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Notes to Condensed Financial Statements
December 31, 2011

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

2. Sale of EquiTrust Life Business

As further discussed in Note 2 to the consolidated financial statements included in Item 8, we sold our subsidiary, EquiTrust Life Insurance Company on December 30, 2011. For periods prior to the sale, the condensed financial statements have been reclassified to reflect the operations of the component sold as discontinued operations and the assets and liabilities as held for sale.

3. Dividends from Subsidiaries

The parent company received cash dividends totaling $29.1 million in 2011, $21.1 million in 2010 and $18.1 million in 2009, which includes $4.5 million from discontinued operations in 2011.

4. Debt

See Note 8 to the consolidated financial statements included in Item 8 for a description of the parent company's debt and the establishment of the restricted debt defeasance trusts used to pay-off the unaffiliated senior notes in 2012. Debt on the balance sheet at December 31, 2011 matures as follows: 2011 - $175.0 million; 2015 - $50.0 million; and thereafter, through 2047 - $97.0 million.

Schedule III - Supplementary Insurance Information
FBL FINANCIAL GROUP, INC.

Column A	Column B	Column C	Column D	Column E
	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned revenues	Other policyholder funds
	(Dollars in thousands)
December 31, 2011:
Annuity	$107,551	$2,811,631	$—	$379,354
Life Insurance	272,951	2,010,818	12,218	174,561
Corporate and Other	144,590	346,025	14,960	17,321
Impact of unrealized gains/losses	(148,295)	—	(8,312)	—
Total	$376,797	$5,168,474	$18,866	$571,236

December 31, 2010:
Annuity	$98,891	$2,581,756	$—	$371,149
Life Insurance	257,253	1,952,592	10,580	157,646
Corporate and Other	152,647	319,315	15,675	13,717
Impact of unrealized gains/losses	(45,770)	—	(1,283)	—
Total	$463,021	$4,853,663	$24,972	$542,512

December 31, 2009:
Annuity	$90,387	$2,161,165	$—	$369,176
Life Insurance	244,290	1,902,524	9,666	153,092
Corporate and Other	157,224	298,589	16,385	10,346
Impact of unrealized gains/losses	23,970	—	1,448	—
Total	$515,871	$4,362,278	$27,499	$532,614

Schedule III - Supplementary Insurance Information (Continued)
FBL FINANCIAL GROUP, INC.

Column A	Column F	Column G	Column H	Column I	Column J
	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred acquisition costs	Other operating expenses
	(Dollars in thousands)
December 31, 2011:
Annuity	$664	$181,974	$100,487	$12,421	$9,004
Life Insurance	217,665	134,999	211,330	26,159	43,042
Corporate and Other	47,283	25,890	29,229	11,716	21,348
Change in net unrealized gains/losses on derivatives	—	447	2	(987)	—
Impact of realized gains/losses	10	—	(7)	638	46
Total	$265,622	$343,310	$341,041	$49,947	$73,440

December 31, 2010:
Annuity	$557	$166,932	$98,880	$8,613	$7,720
Life Insurance	207,395	132,414	192,956	23,834	47,089
Corporate and Other	47,936	21,228	22,330	10,645	22,154
Change in net unrealized gains/losses on derivatives	—	3,966	(420)	861	—
Impact of realized gains/losses	49	—	22	2,390	137
Total	$255,937	$324,540	$313,768	$46,343	$77,100

December 31, 2009:
Annuity	$812	$148,876	$94,876	$10,936	$9,323
Life Insurance	195,735	128,721	172,465	22,355	39,932
Corporate and Other	46,430	21,252	23,515	4,763	29,805
Change in net unrealized gains/losses on derivatives	—	4,637	(16)	1,989	—
Impact of realized gains/losses	(66)	—	(10)	80	13
Total	$242,911	$303,486	$290,830	$40,123	$79,073

Schedule IV - Reinsurance
FBL FINANCIAL GROUP, INC.

Column A	Column B	Column C	Column D	Column E	Column F
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percent of amount assumed to net
	(Dollars in thousands)
Year ended December 31, 2011:
Life insurance in force, at end of year	$49,778,838	$11,031,493	$588,791	$39,336,136	1.5%
Insurance premiums and other considerations:
Interest sensitive product charges	$97,725	$1,061	$439	$97,103	0.5%
Traditional life insurance premiums	189,159	20,640	—	168,519	—
Accident and health premiums	9,468	9,065	—	403	—
	$296,352	$30,766	$439	$266,025	0.2
Year ended December 31, 2010:
Life insurance in force, at end of year	$48,386,637	$10,213,574	$92,321	$38,265,384	0.2%
Insurance premiums and other considerations:
Interest sensitive product charges	$93,408	$1,091	$1,564	$93,881	1.7%
Traditional life insurance premiums	183,432	21,376	—	162,056	—
Accident and health premiums	9,915	9,519	—	396	—
	$286,755	$31,986	$1,564	$256,333	0.6
Year ended December 31, 2009:
Life insurance in force, at end of year	$46,025,214	$9,489,089	$94,024	$36,630,149	0.3%
Insurance premiums and other considerations:
Interest sensitive product charges	$88,453	$1,075	$1,379	$88,757	1.6%
Traditional life insurance premiums	174,167	20,013	—	154,154	—
Accident and health premiums	10,531	10,138	—	393	—
	$273,151	$31,226	$1,379	$243,304	0.6