Form 10-Q
period 2012-03-31
FBL FINANCIAL GROUP INC
filed 2012-05-03
CIK 1012771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:
Title of each class	Outstanding at May 1, 2012
Class A Common Stock, without par value	26,502,823
Class B Common Stock, without par value	1,192,990

FBL FINANCIAL GROUP, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

ITEM 1. FINANCIAL STATEMENTS

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	March 31, 2012	December 31, 2011
Assets
Investments:
Fixed maturities - available for sale, at fair value (amortized cost: 2012 - $5,341,307; 2011 - $5,189,994)	$5,742,044	$5,570,550
Equity securities - available for sale, at fair value (cost: 2012 - $51,448; 2011 - $55,697)	54,221	57,432
Mortgage loans	532,555	552,359
Real estate	4,672	2,541
Policy loans	173,277	172,368
Short-term investments	31,590	41,756
Other investments	368	189
Total investments	6,538,727	6,397,195

Cash and cash equivalents	302,836	296,339
Restricted debt defeasance trust assets	—	211,627
Securities and indebtedness of related parties	73,898	64,516
Accrued investment income	73,355	67,200
Amounts receivable from affiliates	5,885	3,942
Reinsurance recoverable	100,393	94,685
Deferred acquisition costs	248,751	260,256
Value of insurance in force acquired	26,442	25,781
Current income taxes recoverable	13,273	16,334
Other assets	80,523	67,590
Assets held in separate accounts	655,755	603,903

Total assets	$8,119,838	$8,109,368

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

	March 31, 2012	December 31, 2011
Liabilities and stockholders' equity
Liabilities:
Future policy benefits:
Interest sensitive products	$3,850,220	$3,744,857
Traditional life insurance and accident and health products	1,415,168	1,401,995
Other policy claims and benefits	43,170	40,488
Supplementary contracts without life contingencies	361,890	359,663
Advance premiums and other deposits	217,579	211,573
Amounts payable to affiliates	631	713
Short-term debt payable to non-affiliates	—	174,258
Long-term debt payable to affiliates	49,971	49,968
Long-term debt payable to non-affiliates	97,000	97,000
Stock repurchase obligation	112,538	—
Deferred income taxes	103,909	100,341
Other liabilities	99,239	122,180
Liabilities related to separate accounts	655,755	603,903
Total liabilities	7,007,070	6,906,939

Stockholders' equity:
FBL Financial Group, Inc. stockholders' equity:
Preferred stock, without par value, at liquidation value - authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 26,502,769 shares in 2012 and 29,457,644 shares in 2011	122,238	129,684
Class B common stock, without par value - authorized 1,500,000 shares, issued and outstanding 1,192,990 shares	7,522	7,522
Accumulated other comprehensive income	180,839	177,845
Retained earnings	799,074	884,263
Total FBL Financial Group, Inc. stockholders' equity	1,112,673	1,202,314
Noncontrolling interest	95	115
Total stockholders' equity	1,112,768	1,202,429
Total liabilities and stockholders' equity	$8,119,838	$8,109,368

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands, except per share data)

	Three months ended March 31,
	2012	2011
Revenues:
Interest sensitive product charges	$25,232	$24,129
Traditional life insurance premiums	43,123	41,387
Net investment income	86,888	83,785
Net realized capital gains on sales of investments	879	2,260

Total other-than-temporary impairment losses	(11,301)	(5,727)
Non-credit portion in other comprehensive income	9,779	3,575
Net impairment losses recognized in earnings	(1,522)	(2,152)
Other income	5,005	4,999
Total revenues	159,605	154,408

Benefits and expenses:
Interest sensitive product benefits	49,082	46,621
Traditional life insurance benefits	39,111	36,598
Policyholder dividends	4,244	4,300
Underwriting, acquisition and insurance expenses	32,727	33,251
Interest expense	1,982	2,388
Loss on debt redemption	33	—
Other expenses	5,790	4,881
Total benefits and expenses	132,969	128,039
	26,636	26,369
Income taxes	(8,758)	(8,318)
Equity income, net of related income taxes	1,621	731
Net income from continuing operations	19,499	18,782
Discontinued operations:
Loss on sale of subsidiary	(2,252)	—
Income (loss) from discontinued operations, net of tax	(680)	6,267
Total income (loss) from discontinued operations	(2,932)	6,267
Net income	16,567	25,049
Net loss attributable to noncontrolling interest	20	2
Net income attributable to FBL Financial Group, Inc.	$16,587	$25,051

Comprehensive income	$19,561	$41,795

Earnings per common share:
Income from continuing operations	$0.64	$0.61
Income (loss) from discontinued operations	(0.10)	0.20
Earnings per common share	$0.54	$0.81
Earnings per common share - assuming dilution:
Income from continuing operations	$0.63	$0.60
Income (loss) from discontinued operations	(0.10)	0.20
Earnings per common share - assuming dilution	$0.53	$0.80

Cash dividends per common share	$0.1000	$0.0625

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands)

	FBL Financial Group, Inc. Stockholders' Equity
	Series B Preferred Stock	Class A and Class B Common Stock (a)	Accumulated Other Comprehensive Income	Retained Earnings	Non- controlling Interest	Total Stockholders' Equity
Balance at January 1, 2011	$3,000	$125,687	$51,644	$864,303	$92	$1,044,726
Comprehensive income
Net income - three months ended March 31, 2011	—	—	—	25,051	(2)	25,049
Change in net unrealized investments gains/losses	—	—	18,895	—	—	18,895
Non-credit impairment losses	—	—	(2,144)	—	—	(2,144)
Change in underfunded status of other postretirement benefit plans	—	—	(5)	—	—	(5)
Total comprehensive income (b)						41,795
Stock-based compensation, including the net issuance of 192,604 common shares under compensation plans	—	4,919	—	—	—	4,919
Dividends on preferred stock	—	—	—	(38)	—	(38)
Dividends on common stock	—	—	—	(1,903)	—	(1,903)
Balance at March 31, 2011	$3,000	$130,606	$68,390	$887,413	$90	$1,089,499

Balance at January 1, 2012	$3,000	$137,206	$177,845	$884,263	$115	$1,202,429
Total comprehensive income
Net income - three months ended March 31, 2012	—	—	—	16,587	(20)	16,567
Change in net unrealized investments gains/losses	—	—	9,446	—	—	9,446
Non-credit impairment losses	—	—	(6,356)	—	—	(6,356)
Change in underfunded status of other postretirement benefit plans	—	—	(96)	—	—	(96)
Total comprehensive income (b)						19,561
Stock-based compensation, including the net issuance of 242,179 common shares under compensation plans	—	6,628	—	—	—	6,628
Purchase of 3,197,054 shares of common stock	—	(14,074)	—	(98,676)	—	(112,750)
Dividends on preferred stock	—	—	—	(38)	—	(38)
Dividends on common stock	—	—	—	(3,062)	—	(3,062)
Balance at March 31, 2012	$3,000	$129,760	$180,839	$799,074	$95	$1,112,768

(a)	All activity for the periods shown relates to Class A Common Stock.

(b)	Comprehensive income attributable to FBL Financial Group, Inc. aggregated $19,581 for the three months ended March 31, 2012 and $41,797 for the 2011 period.

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2012	2011
Operating activities (a)
Net income	$16,567	$25,049
Adjustments to reconcile net income to net cash provided by operating activities:
Interest credited to account balances	34,539	111,326
Charges for mortality, surrenders and administration	(22,534)	(28,808)
Net realized losses on investments	643	7,940
Change in fair value of derivatives	155	(18,103)
Increase in traditional life and accident and health benefit liabilities	13,173	8,361
Deferral of acquisition costs	(13,709)	(30,331)
Amortization of deferred acquisition costs and value of insurance in force	8,815	39,824
Change in reinsurance recoverable	(5,708)	(2,135)
Provision for deferred income taxes	3,080	(4,209)
Loss on sale of subsidiary	2,252	—
Loss on debt redemption	33	—
Other	(49,628)	(10,809)
Net cash provided by (used in) operating activities	(12,322)	98,105

Investing activities (a)
Sales, maturities or repayments:
Fixed maturities - available for sale	144,641	287,393
Equity securities - available for sale	6,312	—
Mortgage loans	20,607	21,570
Derivative instruments	—	45,064
Policy loans	8,919	11,038
Acquisitions:
Fixed maturities - available for sale	(284,947)	(565,554)
Equity securities - available for sale	(1,958)	(247)
Mortgage loans	(2,200)	(17,050)
Derivative instruments	(99)	(12,318)
Policy loans	(9,828)	(10,193)
Securities and indebtedness of related parties	(9,312)	(5,223)
Short-term investments, net change	10,166	156,716
Purchases and disposals of property and equipment, net	35	(1,565)
Net cash used in investing activities	(117,664)	(90,369)

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Three months ended March 31,
	2012	2011
Financing activities (a)
Contract holder account deposits	$197,828	$393,377
Contract holder account withdrawals	(100,598)	(290,651)
Transfer from restricted debt defeasance trusts	211,627	—
Repayments of debt	(174,258)	—
Excess tax deductions on stock-based compensation	2,117	223
Issuance of common stock, net of repurchases	2,867	3,456
Dividends paid	(3,100)	(1,941)
Net cash provided by financing activities	136,483	104,464
Increase in cash and cash equivalents	6,497	112,200
Cash and cash equivalents at beginning of period	296,339	4,794
Cash and cash equivalents at end of period	$302,836	$116,994

Supplemental disclosures of cash flow information (a)
Cash paid (received) during the period for:
Interest	$5,458	$6,463
Income taxes	(1,430)	(10,431)
Non-cash operating activity:
Deferral of sales inducements	590	13,463
Non-cash financing activity:
Stock repurchase obligation	(112,538)	—

(a) Our consolidated statements of cash flows combine the cash flows from discontinued operations with the cash flows from continuing operations within each major category (operating, investing and financing) of the statement and supplemental disclosures.

See accompanying notes.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2012

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

Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. We encourage you to refer to our consolidated financial statements and notes for the year ended December 31, 2011 included in our Annual Report on Form 10-K for a complete description of our material accounting policies. Also included in the Form 10-K is a description of areas of judgments and estimates and other information necessary to understand our financial position and results of operations.

See Note 2 for information on the recent sale of our former subsidiary, EquiTrust Life Insurance Company (EquiTrust Life). Financial results of this business component have been reclassified in the prior period financial statements and excluded from the notes to the consolidated financial statements, unless otherwise noted.

Adoption of Recent Accounting Pronouncements

Effective January 1, 2012, we adopted guidance issued by the Financial Accounting Standards Board (FASB) related to accounting for costs associated with acquiring or renewing insurance contracts. This guidance defines allowable deferred acquisition costs as the incremental direct cost of contract acquisition and certain costs related directly to underwriting, policy issuance and processing. This guidance also allows for the deferral of advertising costs if directly linked to a sale. We have applied the guidance retrospectively, resulting in a reduction to stockholders' equity of $75.8 million at January 1, 2012 and $101.7 million at January 1, 2011. Income from continuing operations for the first quarter of 2011 was reduced by $0.9 million ($0.03 per basic and diluted common share). Income from discontinued operations for the first quarter of 2011 was reduced by $0.6 million ($0.02 per basic and diluted common share). The following tables present the effect of the change on financial statement line items for prior periods that were retrospectively adjusted:

Consolidated Balance Sheet

	December 31, 2011
	Prior to Adoption	Currently Reported	Impact
	(Dollars in thousands)
Assets:
Deferred acquisition costs	$376,797	$260,256	$(116,541)
Liabilities:
Deferred income taxes	141,130	100,341	(40,789)
Stockholders' equity:
Accumulated other comprehensive income	149,622	177,845	28,223
Retained earnings	988,238	884,263	(103,975)
Impact to stockholders' equity			$(75,752)

March 31, 2012

Consolidated Statement of Comprehensive Income

	March 31, 2011
	Prior to Adoption	Currently Reported	Impact
	(Dollars in thousands)
Benefits and expenses:
Underwriting, acquisition and insurance expenses	$31,939	$33,251	$(1,312)
Income taxes	8,777	8,318	459
Income from continuing operations			(853)
Discontinued operations:
Income from discontinued operations	6,855	6,267	(588)
Net income attributable to FBL Financial Group, Inc.			$(1,441)

Effective January 1, 2012, we adopted guidance issued by the FASB related to the presentation of comprehensive income. This guidance requires us to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. This guidance removes the presentation option allowing comprehensive income disclosures in the statement of changes in stockholders' equity, but does not change the items that must be reported in other comprehensive income. We have elected to present a single continuous statement for the 2012 interim reporting periods and expect to present a separate statement of comprehensive income immediately following our consolidated statements of operations for annual periods. Other than this presentation change, the adoption of this guidance did not have any impact on our consolidated financial statements.

Reclassifications

The 2011 consolidated financial statements have been reclassified to conform to the current financial statement presentation.

2. Discontinued Operations

On December 30, 2011, we sold our wholly-owned subsidiary, EquiTrust Life. The loss on sale of subsidiary recorded during the quarter ended March 31, 2012 includes a $3.5 million pre-tax reduction in the preliminary purchase price due to post-closing adjustments based on a final statutory net worth reconciliation. The adoption of new accounting guidance related to deferred acquisition costs discussed in Note 1 reduced the loss on sale reported in the fourth quarter of 2011 by $14.4 million, after tax. The total after-tax loss on the sale of EquiTrust Life after these adjustments was $56.4 million.

In addition, we have entered into an agreement with EquiTrust Life to provide interim and transition services for a period of up to six months, beginning immediately after closing, with EquiTrust Life retaining the option to extend the agreement with respect to certain of the services for up to six additional months. Transition-related expenses are being reimbursed by the buyer and are estimated to be approximately $3.1 million for the six-month period. For the three months ended March 31, 2012, other income includes $1.5 million from transition-related fee income.

As a result of the sale, our consolidated financial statements are presented to reflect the operations of the component sold as discontinued operations. A summary of income (loss) from discontinued operations is as follows:

Condensed Statements of Income (Loss) from Discontinued Operations
	Three months ended March 31,
	2012	2011
	(Dollars in thousands)
Revenues	$—	$136,895
Benefits and expenses	(191)	(123,976)
Interest expense allocation	(855)	(3,722)
Equity income	—	1,029
Income taxes	366	(3,959)
Income (loss) from discontinued operations	$(680)	$6,267

Charges recorded in connection with the disposal of business included estimates that are subject to subsequent adjustment. Interest expense in 2012 relates to unaffiliated debt extinguished on January 30, 2012 as discussed below.

March 31, 2012

Notes Redemptions

In connection with the EquiTrust Life sale, we redeemed $225.0 million of our long-term debt in accordance with the mandatory redemption provisions of the underlying notes. This included $50.0 million Senior Notes with our affiliate, Farm Bureau Property & Casualty Insurance Company (Farm Bureau Property & Casualty), which was extinguished on December 30, 2011. The remaining $175.0 million of unaffiliated debt was extinguished on January 30, 2012, at the make-whole redemption price of $210.9 million. On December 30, 2011, we exercised the provisions of the trust indentures and deposited $211.6 million into two irrevocable defeasance trusts for the principal, accrued interest and estimated make-whole premium. The trust funds were not withdrawable by us, and consisted of $126.4 million in cash and $85.2 million in short-term investments at December 31, 2011. The note holders were paid from assets in the trusts on January 30, 2012.

The make-whole redemption premium was based on U.S. Treasury yields and considered an embedded derivative. Due to the EquiTrust Life sale, this derivative liability had a fair value of $33.1 million at December 31, 2011. The change in fair value during the first quarter of 2012 was offset by the write-off of deferred debt issuance costs and reported as loss on debt redemption in the consolidated statements of comprehensive income.

3. Investment Operations

Fixed Maturity and Equity Securities

Available-For-Sale Fixed Maturity and Equity Securities by Investment Category

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
	(Dollars in thousands)
Fixed maturities:
Corporate (2)	$2,728,755	$284,045	$(28,141)	$2,984,659
Residential mortgage-backed	673,764	39,486	(13,780)	699,470
Commercial mortgage-backed	463,017	37,961	(8,686)	492,292
Other asset-backed	437,709	6,500	(22,419)	421,790
Collateralized debt obligation (3)	29	—	—	29
United States Government and agencies	44,507	6,809	—	51,316
State, municipal and other governments	993,526	102,525	(3,563)	1,092,488
Total fixed maturities	$5,341,307	$477,326	$(76,589)	$5,742,044

Equity securities:
Non-redeemable preferred stocks	$28,149	$2,568	$(632)	$30,085
Common stocks	23,299	837	—	24,136
Total equity securities	$51,448	$3,405	$(632)	$54,221

March 31, 2012

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
	(Dollars in thousands)
Fixed maturities :
Corporate (2)	$2,650,113	$290,688	$(42,654)	$2,898,147
Residential mortgage-backed	652,585	39,789	(16,435)	675,939
Commercial mortgage-backed	452,980	46,935	(9,020)	490,895
Other asset-backed	392,182	2,058	(26,080)	368,160
Collateralized debt obligation (3)	270	—	—	270
United States Government and agencies	45,231	7,446	—	52,677
State, municipal and other governments	996,633	92,968	(5,139)	1,084,462
Total fixed maturities	$5,189,994	$479,884	$(99,328)	$5,570,550

Equity securities:
Non-redeemable preferred stocks	$33,149	$1,777	$(524)	$34,402
Common stocks	22,548	482	—	23,030
Total equity securities	$55,697	$2,259	$(524)	$57,432

(1)
Gross unrealized losses include non-credit losses on other-than-temporarily impaired corporate securities totaling $5.3 million at March 31, 2012 and December 31, 2011, other asset-backed securities totaling $12.1 million at March 31, 2012 and December 31, 2011, and residential mortgage-backed securities totaling $10.7 million at March 31, 2012 and $0.9 million at December 31, 2011.

(2)
Corporate securities include certain hybrid preferred securities with a carrying value of $123.2 million at March 31, 2012 and $116.7 million at December 31, 2011. Corporate securities also include redeemable preferred stock with a carrying value of $5.6 million at March 31, 2012 and $5.5 million at December 31, 2011.

(3)
The collateralized debt obligation includes an embedded credit derivative, accordingly changes in its fair value are realized as derivative income (loss) which is included within net investment income in the consolidated statements of comprehensive income.

Short-term investments have been excluded from the above schedules as amortized cost approximates fair value for these securities.

Available-For-Sale Fixed Maturities by Maturity Date

	March 31, 2012
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due in one year or less	$80,123	$81,473
Due after one year through five years	500,405	530,590
Due after five years through ten years	1,226,761	1,361,879
Due after ten years	1,959,528	2,154,550
	3,766,817	4,128,492
Mortgage-backed and other asset-backed	1,574,490	1,613,552
Total fixed maturities	$5,341,307	$5,742,044

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Fixed maturities not due at a single maturity date have been included in the above table in the year of final contractual maturity.

March 31, 2012

Net Unrealized Gains (Losses) on Investments in Accumulated Other Comprehensive Income

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Unrealized appreciation (depreciation) on:
Fixed maturities - available for sale	$400,737	$380,556
Equity securities - available for sale	2,773	1,735
	403,510	382,291
Adjustments for assumed changes in amortization pattern of:
Deferred acquisition costs	(122,510)	(104,875)
Value of insurance in force acquired	(10,974)	(12,281)
Unearned revenue reserve	8,176	8,312
Provision for deferred income taxes	(97,353)	(95,688)
	180,849	177,759
Proportionate share of net unrealized investment losses of equity investees	(13)	(13)
Net unrealized investment gains	$180,836	$177,746

The changes in net unrealized investment gains and losses are recorded net of deferred income taxes and other adjustments for assumed changes in the amortization pattern of deferred acquisition costs, value of insurance in force acquired and unearned revenue reserve totaling $18.1 million for the three months ended March 31, 2012 and $62.0 million for the three months ended March 31, 2011. Subsequent changes in fair value of securities, for which a previous non-credit other-than-temporary impairment loss was recognized in accumulated other comprehensive income, are reported along with changes in fair value for which no other-than-temporary impairment losses were previously recognized.

Fixed Maturity and Equity Securities with Unrealized Losses by Length of Time

	March 31, 2012
	Less than one year		One year or more		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Fixed maturities:
Corporate	$202,642	$(6,552)	$128,222	$(21,589)	$330,864	$(28,141)
Residential mortgage-backed	56,923	(650)	57,208	(13,130)	114,131	(13,780)
Commercial mortgage-backed	38,423	(1,517)	37,477	(7,169)	75,900	(8,686)
Other asset-backed	86,037	(1,869)	55,184	(20,550)	141,221	(22,419)
State, municipal and other governments	14,599	(133)	21,369	(3,430)	35,968	(3,563)
Total fixed maturities	$398,624	$(10,721)	$299,460	$(65,868)	$698,084	$(76,589)

Equity securities:
Non-redeemable preferred stocks	$2,861	$(139)	$7,506	$(493)	$10,367	$(632)
Total equities securities	$2,861	$(139)	$7,506	$(493)	$10,367	$(632)

March 31, 2012

	December 31, 2011
	Less than one year		One year or more		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Fixed maturities:
Corporate	$248,879	$(9,787)	$134,913	$(32,867)	$383,792	$(42,654)
Residential mortgage-backed	19,923	(293)	56,309	(16,142)	76,232	(16,435)
Commercial mortgage-backed	44,732	(3,872)	39,790	(5,148)	84,522	(9,020)
Other asset-backed	82,801	(3,632)	49,580	(22,448)	132,381	(26,080)
State, municipal and other governments	2,932	(45)	50,328	(5,094)	53,260	(5,139)
Total fixed maturities	$399,267	$(17,629)	$330,920	$(81,699)	$730,187	$(99,328)

Equity securities:
Non-redeemable preferred stocks	$2,878	$(122)	$7,598	$(402)	$10,476	$(524)
Total equity securities	$2,878	$(122)	$7,598	$(402)	$10,476	$(524)

Included in the above tables are 208 securities from 169 issuers at March 31, 2012 and 249 securities from 204 issuers at December 31, 2011. The unrealized losses in fixed maturities are primarily due to wider spreads between the risk-free and corporate and other bond yields relative to the spreads when the securities were purchased. Because we do not intend to sell or do not believe we will be required to sell these fixed maturities before their anticipated recovery of amortized cost, we do not consider these investments to be other-than-temporarily impaired at March 31, 2012. The following summarizes the more significant unrealized losses of fixed maturities by investment category as of March 31, 2012.

Corporate securities: The unrealized losses on corporate securities represent 36.7% of our total unrealized losses. The largest losses remain in the finance sector ($164.7 million carrying value and $15.3 million unrealized loss). The largest unrealized losses in the finance sector were in the banking ($92.7 million carrying value and $11.2 million unrealized loss) and the real estate investment trust ($20.8 million carrying value and $1.8 million unrealized loss) sub-sectors. The unrealized losses across the finance sector are primarily attributable to a general widening in spread levels relative to the spreads at which we acquired the securities. Finance sector spreads have narrowed but remain historically wide in comparison to the narrowing experienced in the remaining sectors, contributing to the proportionately larger amount of unrealized losses for this sector.

The next largest unrealized loss on corporate securities is in the utilities sector ($46.8 million carrying value and $4.1 million unrealized loss). The unrealized loss in this sector is generally due to spread widening among several issuers that continue to experience a challenging operating environment.

Residential mortgage-backed securities: The unrealized losses on residential mortgage-backed securities represent 18.0% of our total unrealized losses, and were caused primarily by continued uncertainty regarding mortgage defaults on Alt-A loans. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on mortgages and other assets backing the securities.

Commercial mortgage-backed securities: The unrealized losses on commercial mortgage-backed securities represent 11.3% of our total unrealized losses and were caused primarily by spread widening and industry concerns regarding the potential for future commercial mortgage defaults. The contractual cash flows of these investments are based on mortgages backing the securities. Unrealized losses on military housing bonds were mainly attributed to a limited number of investors and negative publicity regarding this sector. The military housing bonds are also impacted by lack of printed underlying ratings on insured bonds.

Other asset-backed securities: The unrealized losses on other asset-backed securities represent 29.3% of our total unrealized losses, and were caused primarily by concerns regarding defaults on subprime mortgages and home equity loans. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on mortgages and other assets backing the securities.

State, municipal and other governments: The unrealized losses on state, municipal and other governments represent 4.7% of our total unrealized losses, and were primarily caused by general spread widening relative to spreads at which we acquired the bonds. The decline in fair value is primarily attributable to increased spreads on lower-rated bonds and market concerns regarding specific areas of the sector.

March 31, 2012

Equity securities: We had $0.6 million of gross unrealized losses on investment grade non-redeemable perpetual preferred securities within the finance sector as of March 31, 2012. These securities provide periodic cash flows, contain call features and are similarly rated and priced like other long-term callable bonds and are evaluated for other-than-temporary impairment similar to fixed maturities. The decline in fair value is primarily attributable to market concerns regarding the sector.

Excluding mortgage and asset-backed securities, no securities from the same issuer had an aggregate unrealized loss in excess of $4.0 million at March 31, 2012. The $4.0 million unrealized loss is from hybrid Tier 1 capital bonds in the financial sector. With respect to mortgage and asset-backed securities not backed by the United States Government, no securities from the same issuer had an aggregate unrealized loss in excess of $9.8 million at March 31, 2012. The $9.8 million unrealized loss from one issuer relates to three different securities that are backed by different pools of Alt-A residential mortgage loans. All three of the securities are rated non-investment grade and the largest unrealized loss totaled $5.2 million.

The carrying values of all our investments are reviewed on an ongoing basis for credit deterioration. When our review indicates a decline in fair value for a fixed maturity security is other than temporary and we do not intend to sell or believe we will be required to sell the security before recovery of our amortized cost, a specific write down is charged to earnings for the credit loss and a specific charge is recognized in accumulated other comprehensive income for the non-credit loss component. If we intend to sell or believe we will be required to sell a fixed maturity security before its recovery, the full amount of the impairment write down to fair value is charged to earnings. For all equity securities, the full amount of an other-than-temporary impairment write down is recognized as a realized loss on investments in the statements of operations and the new cost basis for the security is equal to its fair value.

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

In order to determine the credit and non-credit impairment loss for fixed maturities, every quarter we estimate the future cash flows we expect to receive over the remaining life of the instrument as well as review our plans to hold or sell the instrument. Significant assumptions regarding the present value of expected cash flows for each security are used when an other-than-temporary impairment occurs and there is a non-credit portion of the unrealized loss that won't be recognized in earnings. Our assumptions for residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities include collateral pledged, guarantees, vintage, anticipated principal and interest payments, prepayments, default levels, severity assumptions, delinquency rates and the level of nonperforming assets for the remainder of the investments' expected term. We use a single best estimate of cash flows approach and use the effective yield prior to the date of impairment to calculate the present value of cash flows. Our assumptions for corporate and other fixed maturities include anticipated principal and interest payments and an estimated recovery value, generally based on a percentage return of the current market value.

After an other-than-temporary write down of all equity securities and any fixed maturities with a credit-only impairment, the cost basis is generally not adjusted for subsequent recoveries in fair value. For fixed maturities for which we can reasonably estimate future cash flows after a write down, the discount or reduced premium recorded, based on the new cost basis, is amortized over the remaining life of the security. Amortization in this instance is computed using the prospective method and the current estimate of the amount and timing of future cash flows.

March 31, 2012

Credit Loss Component of Other-Than-Temporary Impairments on Fixed Maturities

The following table sets forth the amount of credit loss impairments on fixed maturities we held as of the dates indicated for which a portion of the other-than-temporary impairment was recognized in other comprehensive income and corresponding changes in such amounts.

	Three months ended March 31,
	2012	2011
	(Dollars in thousands)
Balance at beginning of period	$(22,479)	$(29,336)
Increases for which an impairment was not previously recognized	(847)	—
Increases to previously impaired investments	—	(713)
Reductions due to investments sold	25	53
Reductions due to change of intent to not hold investments	40	273
Balance at end of period	$(23,261)	$(29,723)

In addition to the other-than-temporary impairment losses recognized above, we also incurred other-than-temporary impairment losses on fixed maturities not previously impaired, which based on declines in credit quality or other circumstances changed our intent to retain the securities. Other-than-temporary impairment losses of $0.6 million for the three-month period ended March 31, 2012 and $1.4 million for the three-month period ended March 31, 2011 were recognized on these securities.

Realized Gains (Losses) - Recorded in Income

	Three months ended March 31,
	2012	2011
	(Dollars in thousands)
Realized gains (losses) on sales of investments
Fixed maturities - available for sale:
Gross gains	$421	$2,250
Gross losses	(414)	—
Equity securities - available for sale:	105	—
Mortgage loans	767	—
Securities and indebtedness of related parties	—	10
Net impairment loss recognized in earnings	(1,522)	(2,152)
Realized gains (losses) on investments recorded in income	$(643)	$108

Proceeds from sales of fixed maturities available totaled $27.1 million at March 31, 2012 and $17.9 million at March 31, 2011.

Realized gains and losses on sales of investments are determined on the basis of specific identification.

Mortgage Loans

Our mortgage loan portfolio consists principally of commercial mortgage loans that we have originated. Our lending policies require that the loans be collateralized by the value of the related property, establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. We originate loans with an initial loan to value ratio that provides sufficient excess collateral to absorb losses should we be required to foreclose and take possession of the collateral. In order to identify impairment losses timely, management maintains and reviews a watch list of mortgage loans that have heightened risk. These loans may include those with borrowers delinquent on contractual payments, borrowers experiencing financial difficulty, increases in rental real estate vacancies and significant declines in collateral value. We evaluate each of our mortgage loans individually and establish an allowance as needed for possible losses against our mortgage loan portfolio. An allowance is needed for loans in which we do not believe we will collect all amounts due according to the contractual terms of the respective loan agreements or a modification which has been classified as a troubled debt restructuring.

March 31, 2012

Any loans delinquent on contractual payments are considered non-performing. Non-performing loans totaled $16.8 million at March 31, 2012 and $18.9 million at December 31, 2011. At March 31, 2012, there were two non-performing loans over 90 days past due on contractual payments with a carrying value of $16.8 million. At December 31, 2011, there were three non-performing loan over 90 days past due on contractual payments with a carrying value of $18.9 million. During the first quarter of 2012, we foreclosed on one non-performing loan with a book value of $2.1 million at December 31, 2011 and took possession of the real estate with an appraised value of $2.4 million. We discontinued the accrual of interest on one loan totaling $1.9 million at March 31, 2012 and two loans totaling $4.0 million at December 31, 2011. We continued to accrue for the other non-performing loan as we believe that we will collect all of the amounts due.

Mortgage Loans by Collateral Type

	March 31, 2012		December 31, 2011
Collateral Type	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
Office	$228,334	42.9%	$234,853	42.5%
Retail	173,513	32.6	178,954	32.4
Industrial	122,666	23.0	130,498	23.6
Other	8,042	1.5	8,054	1.5
Total	$532,555	100.0%	$552,359	100.0%

Mortgage Loans by Geographic Location within the United States

	March 31, 2012		December 31, 2011
Region of the United States	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
South Atlantic	$156,851	29.6%	$162,363	29.4%
Pacific	98,220	18.4	99,486	18.0
East North Central	82,782	15.5	93,159	16.9
West North Central	71,860	13.5	70,277	12.7
West South Central	46,483	8.7	49,184	8.9
Mountain	27,023	5.1	28,099	5.1
Other	49,336	9.2	49,791	9.0
Total	$532,555	100.0%	$552,359	100.0%

Mortgage Loans by Loan-to-Value Ratio (1)

	March 31, 2012		December 31, 2011
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
0% - 50%	$176,274	33.1%	$144,915	26.2%
51% - 60%	129,746	24.4	172,318	31.2
61% - 70%	177,289	33.2	171,146	31.0
71% - 80%	47,356	8.9	55,247	10.0
81% - 90%	1,890	0.4	8,733	1.6
Total	$532,555	100.0%	$552,359	100.0%

(1)
Loan-to-value ratio using most recent appraised value. Appraisals are updated periodically including when there is indication of a possible significant collateral decline or loan modification and refinance requests.

March 31, 2012

Mortgage Loans by Year of Origination

	March 31, 2012		December 31, 2011
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
2012	$2,200	0.4%	$—	—%
2011	48,292	9.1	48,557	8.8
2010	28,296	5.3	28,578	5.2
2008	71,782	13.5	72,246	13.1
2007 and prior	381,985	71.7	402,978	72.9
Total	$532,555	100.0%	$552,359	100.0%

Impaired Mortgage Loans

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Recorded investment	$6,481	$6,294
Unpaid principal balance	7,860	8,053
Related allowance	1,379	1,759

Allowance on Mortgage Loans
	Three months ended March 31,
	2012	2011
	(Dollars in thousands)
Balance at beginning of period	$1,759	$1,759
Allowances established	20	—
Charge offs	(400)	—
Balance at end of period	$1,379	$1,759

Variable Interest Entities

We evaluate our variable interest entity (VIE) investees to determine whether the level of our direct ownership interest, our rights to manage operations or our obligation to provide ongoing financial support are such that we are the primary beneficiary of the entity, and are then required to consolidate it for financial reporting purposes. None of our VIE investees were required to be consolidated during 2012 or 2011. Our VIE investments are as follows:

	March 31, 2012		December 31, 2011
	Carrying Value	Maximum Exposure to Loss	Carrying Value	Maximum Exposure to Loss
	(Dollars in thousands)
Real estate limited partnerships	$17,895	$17,895	$17,948	$17,948

We did not have any commitments for further fundings to investees designated as VIEs during 2012 or 2011.

Other

At March 31, 2012, we had committed to provide additional funds for investments in limited partnerships. The amounts of these unfunded commitments totaled $52.1 million.

4. Derivative Instruments

As discussed in Note 2, the make-whole redemption feature of our unaffiliated senior notes was an embedded derivative based on U.S. Treasury yields at December 31, 2011. This derivative liability had a fair value of $33.1 million at December 31, 2011 and zero at March 31, 2012 due to the repayment of debt during the first quarter. The derivative liability was reported in other

March 31, 2012

liabilities in the consolidated balance sheet. The change in fair value is included in the loss on debt redemption line in the consolidated statements of comprehensive income.

We are not significantly involved in hedging activities and have limited exposure to derivatives. We do not apply hedge accounting to any of our derivative positions. Derivative assets, which are primarily reported in reinsurance recoverable and other investments, totaled $4.3 million at March 31, 2012 and $3.7 million at December 31, 2011. Our derivative assets consist of derivatives embedded within our modified coinsurance agreements, collateralized debt obligation and call options which provide an economic hedge for a small block of index annuity contracts. Derivative liabilities, excluding the make-whole redemption feature, totaled $0.4 million at March 31, 2012 and December 31, 2011 and include derivatives embedded within our index annuity contracts and derivatives embedded within our modified coinsurance agreements. The net loss recognized on these derivatives was $0.4 million for the three months ended March 31, 2012 and March 31, 2011.

During prior years we held interest rate swaps to manage the interest rate risk associated with a portion of our flexible premium deferred annuity contracts. A $50.0 million notional amount interest rate swap associated with the deferred annuity contracts matured on June 1, 2011.

5. Fair Values

The carrying and estimated fair values of our financial instruments are as follows:

Fair Values and Carrying Values

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Assets
Fixed maturities - available for sale	$5,742,044	$5,742,044	$5,570,550	$5,570,550
Equity securities - available for sale	54,221	54,221	57,432	57,432
Mortgage loans	532,555	568,945	552,359	581,273
Policy loans	173,277	221,433	172,368	229,202
Other investments	268	268	84	84
Cash and short-term investments	334,426	334,426	338,095	338,095
Restricted debt defeasance trust assets	—	—	211,627	211,627
Reinsurance recoverable	3,981	3,981	3,391	3,391
Assets held in separate accounts	655,755	655,755	603,903	603,903

Liabilities
Future policy benefits	$3,063,151	$3,111,829	$2,963,374	$2,944,748
Supplemental contracts without life contingencies	361,890	323,241	359,663	311,355
Advance premiums and other deposits	205,564	205,564	200,353	200,353
Short-term debt	—	—	174,258	175,000
Long-term debt	146,971	105,756	146,968	101,670
Stock repurchase obligation	112,538	112,538	—	—
Other liabilities	80	80	33,208	33,208
Liabilities related to separate accounts	655,755	644,682	603,903	592,813

Fair value is based on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As not all financial instruments are actively traded, various valuation methods may be used to estimate fair value. These methods rely on observable data and where observable data is not available, the best information available. Significant judgment may be required to interpret the data and select the assumptions used in the valuation estimates, particularly when observable market data is not available.

In the discussion that follows, we have ranked our financial instruments by the level of judgment used in the determination of the fair values presented above. The levels are defined as follows:

•	Level 1 - Fair values are based on unadjusted quoted prices in active markets for identical assets or liabilities.

March 31, 2012

•	Level 2 - Fair values are based on inputs, other than quoted prices from active markets, that are observable for the asset or liability, either directly or indirectly.

•	Level 3 - Fair values are based on significant unobservable inputs for the asset or liability.

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

The following methods and assumptions were used in estimating the fair value of our financial instruments:

Fixed maturities:

Level 1 fixed maturities consist of U.S. Treasury issues that are actively traded, allowing us to use current market prices as an estimate of their fair value.

Level 2 fixed maturities consist of corporate, mortgage and other asset-backed, United States Government agencies and private placement securities with observable market data, and in some circumstance recent trade activity. We obtain our Level 2 fixed maturity fair values from a variety of external independent pricing sources with access to observable data for these instruments. These external sources consider recent trade values, if available, and rely on matrix pricing utilizing observable data which we would expect a market participant to use. Matrix pricing uses a discounted cash flow analysis using a spread over U.S. Treasury bond yields, considers call features and is adjusted for maturity/average life differences. Spread adjustments also reflect, as applicable, a liquidity premium and take into account a variety of factors including, but not limited to, senior unsecured versus secured status, par amount outstanding, number of holders, maturity, average life, composition of lending group and debt rating.

Level 3 fixed maturity securities include private placements as well as corporate, mortgage and other asset-backed and state and municipal securities for which there is little or no current market data available. We use external pricing sources, or if prices are not available will estimate fair value internally. Fair values of private investments in Level 3 are determined by reference to public market, private transactions or valuations for comparable companies or assets in the relevant asset class when such amounts are available. For other securities where an exit price based on relevant observable inputs is not obtained, the fair value is determined using a matrix calculation. Fair values estimated through use of matrix pricing methods rely on an estimate of credit spreads to a risk free U.S. Treasury yield. Selecting the credit spread requires judgment based on an understanding of the security and may include a market liquidity premium. Our selection of comparable companies as well as the level of spread requires significant judgment. Increases in spreads used in our matrix models, or those used to value comparable companies, will result in a decrease in discounted cash flows used, and accordingly in the estimated fair value of the security.

We obtain fixed maturity fair values from a variety of external independent pricing services, including brokers, with access to observable data including recent trade information, if available. In certain circumstances in which an external price is not available for a Level 3 security, we will internally estimate its fair value. Our process for evaluation and selection of the fair values includes:

•
Follow a “pricing waterfall” policy, which establishes the pricing source preference for a particular security or security type. The order of preference is based on our evaluation of the valuation methods used, the source's knowledge of the instrument and the reliability of the prices we have received from the source in the past. Our valuation policy dictates that fair values are initially sought from third party pricing services. If our review of the prices received from our preferred source indicates an inaccurate price, we will use an alternative source within the waterfall and document the decision. In the event that fair values are not available from one of our external pricing services or upon review of the fair values provided it is determined that they may not be reflective of market conditions, those securities are submitted to brokers familiar with the security to obtain non-binding price quotes. Broker quotes tend to be used in limited circumstances such

March 31, 2012

as for newly issued, private placement and other instruments that are not widely traded. For those securities for which an externally provided fair value is not available we use cash flow modeling techniques to estimate fair value.

•	Evaluate third party pricing source estimation methodologies to assess whether they will provide a fair value which approximates a market exit price.

•	Perform an overall analysis of portfolio fair value movement against general movements in interest rates and spreads.

•
Compare month-to-month price trends to detect unexpected price fluctuation based on our knowledge of the market and the particular instrument. As fluctuations are noted, we will perform further research which may include discussions with the original pricing source or other external sources to ensure we are in agreement with the valuation.

•	Compare prices between different pricing sources for unusual disparity.

•	Meet monthly with our Investment Committee, who oversees our valuation process, to discuss valuation practices and observations during the pricing process.

Equity securities:

Level 1 equity securities consist of listed common stocks and mutual funds that are actively traded, allowing us to use current market prices as an estimate of their fair value.

Level 2 equity securities consist of common stock issued by the Federal Home Loan Bank, with estimated fair value based on the current redemption value of the shares and non-redeemable preferred stock with estimated fair value obtained from external pricing sources using a matrix pricing approach.

Level 3 equity securities consist of a non-redeemable preferred stock for which no active market exists, and fair value estimates for these securities is based on the values of comparable securities which are actively traded. Increases in spreads used in our matrix models, or those used to value comparable companies, will result in a decrease in discounted cash flows used, and accordingly in the estimated fair value of the security.

In the case where external pricing services are used for certain Level 1 and Level 2 equity securities, our review process is consistent with the process used to determine the fair value of fixed maturity securities discussed above.

Mortgage loans:

Mortgage loans are not measured at fair value on a recurring basis. Mortgage loans are a Level 3 measurement as there is no current market for the loans as we are not actively involved in the purchase and sale of these loans. The fair value of our mortgages is estimated internally using a matrix pricing approach which we would expect to use to acquire a seasoned loan. Along with specific loan terms, two key management assumptions are required including the risk rating of the loan (our current rating system A-highest quality, B-moderate quality, C-low quality and W-watch or F-foreclosure) and spreads over the U.S. Treasury yield curve. Loans are reviewed and rated annually and adjusted quarterly should significant changes occur, with spreads updated on a quarterly basis. Our determination of each loan's risk rating as well as selection of the credit spread requires significant judgment. A higher risk rating, as well as an increase in spreads, would result in a decrease in discounted cash flows used, and accordingly the fair value of the loan.

Policy loans:

Policy loans are not measured at fair value on a recurring basis. Policy loans are a Level 3 measurement as there is no current market, as they are specifically tied to the underlying insurance policy. The loans are relatively risk free as they cannot exceed the cash surrender value of the insurance policy. Fair values are estimated by discounting expected cash flows using a risk-free interest rate based on the U.S. Treasury curve. An increase in spreads would result in a decrease in discounted cash flows used, and accordingly the fair value of the loan.

March 31, 2012

Other investments:

Level 2 other investments include call options with fair values based on counterparty market prices adjusted for a credit component of the counterparty.

Cash and short-term investments:

Level 1 cash and short-term investments are highly liquid instruments for which historical cost approximates fair value.

Restricted debt defeasance trust assets:

Level 1 restricted debt defeasance trust assets consist of cash and listed mutual funds that are actively traded, allowing us to use current market prices as an estimate of their fair value.

Reinsurance recoverable:

Level 2 reinsurance recoverable includes embedded derivatives in our modified coinsurance contracts under which we cede or assume business. Fair values of these embedded derivatives are based on the difference between the fair value and the cost basis of the underlying fixed maturities.

Assets held in separate accounts:

Level 1 assets held in separate accounts consist of mutual funds that are actively traded, allowing us to use current market prices as an estimate of their fair value.

Future policy benefits, supplemental contracts without life contingencies and advance premiums and other deposits:

Level 3 policy related financial instruments are those for which there is no active market. These are not measured at fair value on a recurring basis. Fair values of our liabilities under contracts not involving significant mortality or morbidity risks (principally deferred annuities, deposit administration funds, funding agreements and supplementary contracts) are estimated using one of two methods. For contracts with known maturities, fair value is determined using discounted cash flow valuation techniques based on current interest rates adjusted to reflect our credit risk and an additional provision for adverse deviation. For deposit liabilities with no defined maturities, fair value is the amount payable on demand. Significant judgment is required in selecting the assumptions used to estimate the fair values of these financial instruments. For contracts with known maturities, increases in current rates will result in a decrease in discounted cash flows and a decrease in the estimated fair value of the policy obligation.

Certain annuity contracts include embedded derivatives and are measured at fair value on a recurring basis. These embedded derivatives are a Level 3 measurement. The fair value of the embedded derivatives is based on the discounted excess of projected account values (including a risk margin) over projected guaranteed account values. The key unobservable inputs required in the projection of future values which require management judgment include the risk margin as well as the credit risk of our company. Should the risk margin increase or the credit risk decrease the discounted cash flows and the estimated fair value of the obligation will increase.

Short-term and long-term debt:

Short-term and long-term debt are not measured at fair value on a recurring basis. Short-term and long-term debt are a Level 3 measurement. The fair value of our outstanding debt at March 31, 2012 and excluding our short-term debt at December 31, 2011, is estimated using a discounted cash flow method based on the market's assessment or our current incremental borrowing rate for similar types of borrowing arrangements adjusted, as needed, to reflect our credit risk. Fair value of the short-term debt in 2011 was equal to the par value as the related fair value for the make-whole redemption price is reflected as an embedded derivative in other liabilities. Our selection of the credit spread requires significant judgment. A decrease in the spread will increase the estimated fair value of the outstanding debt.

Stock repurchase obligation:

Level 2 stock repurchase obligation is a short-term obligation, originated on March 27, 2012 and fully settled for its carrying amount by April 11, 2012. Its carrying value approximates its fair value.

March 31, 2012

Other liabilities:

Level 2 other liabilities include the embedded derivatives in our modified coinsurance contracts under which we cede business. Fair values of these derivatives are based on the difference between the fair value and the cost basis of the underlying fixed maturities.

Level 3 other liabilities include an embedded derivative related to the make-whole redemption feature of our unaffiliated senior notes. Fair value was determined using a discounted cash flow valuation analysis based on applicable U.S. Treasury rates and make-whole spread.

Liabilities related to separate accounts:

Separate account liabilities are not measured at fair value on a recurring basis. Level 3 separate account liabilities fair value is based on the cash surrender value of the underlying contract, which is the cost we would incur the extinguish the liability.

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels

	March 31, 2012
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Corporate securities	$—	$2,888,809	$95,850	$2,984,659
Residential mortgage-backed securities	—	697,211	2,259	699,470
Commercial mortgage-backed securities	—	479,539	12,753	492,292
Other asset-backed securities	—	397,896	23,894	421,790
Collateralized debt obligation	—	—	29	29
United States Government and agencies	15,098	27,853	8,365	51,316
State, municipal and other governments	—	1,088,304	4,184	1,092,488
Non-redeemable preferred stocks	—	22,758	7,327	30,085
Common stocks	3,432	20,704	—	24,136
Other investments	—	268	—	268
Cash and short-term investments	334,426	—	—	334,426
Reinsurance recoverable	—	3,981	—	3,981
Assets held in separate accounts	655,755	—	—	655,755
Total assets	$1,008,711	$5,627,323	$154,661	$6,790,695

Liabilities
Future policy benefits - index annuity embedded derivatives	$—	$—	$311	$311
Other liabilities	—	80	—	80
Total liabilities	$—	$80	$311	$391

March 31, 2012

	December 31, 2011
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Corporate securities	$—	$2,791,735	$106,412	$2,898,147
Residential mortgage-backed securities	—	668,228	7,711	675,939
Commercial mortgage-backed securities	—	462,996	27,899	490,895
Other asset-backed securities	—	254,702	113,458	368,160
Collateralized debt obligation	—	—	270	270
United States Government and agencies	15,421	24,668	12,588	52,677
State, municipal and other governments	—	1,072,418	12,044	1,084,462
Non-redeemable preferred stocks	—	19,955	14,447	34,402
Common stocks	3,078	19,952	—	23,030
Other investments	—	84	—	84
Cash and short-term investments	338,095	—	—	338,095
Restricted debt defeasance trust assets	211,627	—	—	211,627
Reinsurance recoverable	—	3,391	—	3,391
Assets held in separate accounts	603,903	—	—	603,903
Total assets	$1,172,124	$5,318,129	$294,829	$6,785,082

Liabilities
Future policy benefits - index annuity embedded derivatives	$—	$—	$302	$302
Other liabilities	—	64	33,144	33,208
Total liabilities	$—	$64	$33,446	$33,510

Approximately 2.6% of the total fixed maturities are included in the Level 3 group at March 31, 2012 and 5.0% at December 31, 2011. The fair value of the assets and liabilities above include the financial instruments' nonperformance risk. Nonperformance risk is the risk that the instrument will not be fulfilled and affects the value at which the instrument could be transferred in an orderly transaction. The counterparty nonperformance risk associated with the options we hold are reported at fair value and totaled less than $0.1 million at March 31, 2012 and at December 31, 2011. Our nonperformance risk decreased the fair value of our reported liabilities by $0.1 million at March 31, 2012 and at December 31, 2011.

Level 3 Fixed Maturities on a Recurring Basis by Valuation Source

	March 31, 2012
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$66,612	$29,238	$95,850
Residential mortgage-backed securities	2,259	—	2,259
Commercial mortgage-backed securities	12,753	—	12,753
Other asset-backed securities	23,894	—	23,894
Collateralized debt obligation	—	29	29
United States Government and agencies	8,365	—	8,365
State, municipal and other governments	298	3,886	4,184
Total	$114,181	$33,153	$147,334
Percent of total	77.5%	22.5%	100.0%

March 31, 2012

	December 31, 2011
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$77,588	$28,824	$106,412
Residential mortgage-backed securities	7,711	—	7,711
Commercial mortgage-backed securities	27,899	—	27,899
Other asset-backed securities	113,458	—	113,458
Collateralized debt obligation	270	—	270
United States Government and agencies	12,588	—	12,588
State, municipal and other governments	8,164	3,880	12,044
Total	$247,678	$32,704	$280,382
Percent of total	88.3%	11.7%	100.0%

The following table provides quantitative information about the significant unobservable inputs used for recurring fair value measurements categorized within Level 3. The table excludes certain securities for which the fair value was based on non-binding broker quotes where we could not reasonably obtain the quantitative unobservable inputs.

Quantitative Information about Level 3 Fair Value Measurements

	March 31, 2012
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$38,069	Discounted cash flow	Credit spread	0.90%-12.06% (6.04%)
Commercial mortgage-backed (military housing)	12,753	Discounted cash flow	Credit spread	4.35%-4.85% (4.53%)
Other asset-backed securities	19,845	Discounted cash flow	Credit spread	3.41%-6.10% (5.11%)
State, municipal and other governments	4,184	Discounted cash flow	Credit spread	3.00%-4.12% (3.65%)
Non-redeemable preferred stocks	7,327	Discounted cash flow	Credit spread	6.06% (6.06%)
Total Assets	$82,178

Liabilities
Future policy benefits - index annuity embedded derivatives	$311	Discounted cash flow	Credit risk Risk margin	1.63% - 2.95% (2.31%) 0.25% (0.25%)

March 31, 2012

Level 3 Financial Instruments Changes in Fair Value Recurring Basis - Assets

	March 31, 2012
				Realized and unrealized gains (losses), net
	Balance, December 31, 2011	Purchases	Disposals	Included in net income (1)	Included in other compre-hensive income	Net transfers in (out) of Level 3 (2)	Amort-ization included in net income	Balance, March 31, 2012
	(Dollars in thousands)
Corporate securities	$106,412	$—	$(4,734)	$—	$1,053	$(6,864)	$(17)	$95,850
Residential mortgage-backed securities	7,711	—	(154)	—	3	(5,296)	(5)	2,259
Commercial mortgage-backed securities	27,899	—	(77)	—	(1,008)	(14,055)	(6)	12,753
Other asset-backed securities	113,458	6,709	(276)	—	411	(96,545)	137	23,894
Collateralized debt obligation	270	—	—	(241)	—	—	—	29
United States Government and agencies	12,588	—	—	—	(214)	(4,010)	1	8,365
State, municipal and other governments	12,044	—	(24)	—	9	(7,845)	—	4,184
Non-redeemable preferred stocks	14,447	—	(5,105)	105	685	(2,805)	—	7,327
Total	$294,829	$6,709	$(10,370)	$(136)	$939	$(137,420)	$110	$154,661

	March 31, 2011
				Realized and unrealized gains (losses), net
	Balance, December 31, 2010	Purchases	Disposals	Included in net income (1)	Included in other compre-hensive income	Net transfers in (out) of Level 3 (3)	Amort-ization included in net income	Balance, March 31, 2011
	(Dollars in thousands)
Corporate securities	$117,164	$9,917	$(1,384)	$(1,000)	$(973)	$290	$4	$124,018
Residential mortgage-backed securities	11,895	—	(175)	—	(71)	—	(20)	11,629
Commercial mortgage-backed securities	32,088	18,624	(66)	—	790	(16,236)	(9)	35,191
Other asset-backed securities	15,247	14,274	(3,519)	(667)	1,300	11,486	430	38,551
Collateralized debt obligation	1,220	—	—	170	—	—	—	1,390
United States Government and agencies	8,188	—	—	—	(99)	—	1	8,090
State, municipal and other governments	12,694	—	(23)	—	38	—	—	12,709
Non-redeemable preferred stocks	9,150	—	—	—	1,086	—	—	10,236
Total	$207,646	$42,815	$(5,167)	$(1,497)	$2,071	$(4,460)	$406	$241,814

(1)
The change in unrealized gains (losses) included in net income relating to positions still held on a collateralized debt obligation was ($0.2) million at March 31, 2012 and $0.2 million at March 31, 2011.

(2)
During the first quarter of 2012 we began using an external pricing service with access to observable inputs for a portion of our Level 3 investments for which non-binding broker quotes were previously used to estimate fair value. We believe the change in pricing sources is appropriate, and consistent with our pricing waterfall policy to use higher level valuation methods when available. As a result of this change, included in the net transfers in (out) line is $145.8 million of securities that were transferred from Level 3 to Level 2 at March 31, 2012. There were $8.4 million of securities transferred into Level 3 that did not have enough observable data to include in Level 2 at March 31, 2012. There were no transfers between Level 1 and Level 2 during 2012.

(3)
Included in the net transfers in (out) line is $22.2 million of securities that were priced using a broker quote at December 31, 2010 that were valued at March 31, 2011 by a pricing service that uses observable market data in the prices and $17.7 million that were transferred into Level 3 that did not have enough observable data to include in Level 2 at March 31, 2011. There were no transfers between Level 1 and Level 2 during 2011.

March 31, 2012

Level 3 Financial Instruments Changes in Fair Value Recurring Basis - Liabilities

	Three months ended March 31,
	2012	2011
	(Dollars in thousands)
Liabilities - Embedded Derivatives:
Balance, beginning of period	$33,446	$375
Benefit/settlement outflows	(33,154)	108
Change in unrealized gains (losses) on liabilities held at end of period, net	19	(55)
Balance, end of period	$311	$428

Change in unrealized gains/losses on embedded derivatives (1)	$(33,125)	$(55)

(1)	Includes the fair value of the embedded derivative held at December 31, 2011, related to the make-whole premium on our unaffiliated senior notes, which were repaid during January 2012.

Valuation of our Financial Instruments Not Reported at Fair Value by Hierarchy Levels

	March 31, 2012
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$568,945	$568,945
Policy loans	—	—	221,433	221,433
Total assets	$—	$—	$790,378	$790,378

Liabilities
Future policy benefits	$—	$—	$3,111,518	$3,111,518
Supplemental contracts without life contingencies	—	—	323,241	323,241
Advance premiums and other deposits	—	—	205,564	205,564
Long-term debt	—	—	105,756	105,756
Stock repurchase obligation	—	112,538	—	112,538
Liabilities related to separate accounts	—	—	644,682	644,682
Total liabilities	$—	$112,538	$4,390,761	$4,503,299

Level 3 Financial Instruments Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis. There were no mortgage loans or real estate impaired to fair value during the three months ended March 31, 2012 or March 31, 2011.

6. Defined Benefit Plan

We participate with several affiliates and an unaffiliated organization in various multiemployer defined benefit plans. Our share of net periodic pension cost for the plans recorded as expense in our consolidated statements of comprehensive income totaled $1.7 million for the three months ended March 31, 2012 and 2011, which included amounts related to discontinued operations in 2011.

March 31, 2012

Components of Net Periodic Pension Cost for FBL and Affiliates Combined

	Three months ended March 31,
	2012	2011
	(Dollars in thousands)
Service cost	$2,140	$2,049
Interest cost	3,466	3,459
Expected return on assets	(3,520)	(3,461)
Amortization of prior service cost	103	375
Amortization of actuarial loss	2,644	1,973
Net periodic pension cost	$4,833	$4,395

7. Commitments and Contingencies

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

In 2006, Farm Bureau Life incurred a pre-tax charge of $4.9 million relating to the settlement of a lawsuit with a husband and wife who had applied for life insurance policies. The settlement ended litigation regarding the process we followed in denying insurance coverage for medical reasons. Insurance claims were filed under our professional liability and general liability insurance policies for reimbursement of the settlement amount, but coverage was denied. A lawsuit was filed against the insurer and the insurance broker to recover those damages. Claims against the insurer were dismissed in prior court rulings. Claims against the broker for failure to provide timely notice of our claim to said insurers were dismissed by the Polk County, Iowa, District Court, in a December 29, 2011 ruling, which found that even if the insurer had received timely notice, there would have been no coverage. The decision was appealed in the second quarter of 2012 and we do not anticipate a decision by the court until 2013. Any recoveries will be recorded in net income in the period the recovery is received.

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

8. Share Repurchases

In the fourth quarter of 2011, the Board of Directors approved a plan to repurchase up to $200.0 million of Class A common stock. The repurchase plan authorizes us to make repurchases in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management. Completion of the program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

During the first quarter of 2012, we conducted a modified “Dutch Auction” tender offer to repurchase up to $140.0 million of our Class A common stock. The tender offer expired on March 27, 2012 partially subscribed, resulting in a commitment to repurchase 2,554,683 shares for $89.4 million. Separately, we entered into an agreement with our majority shareholder, Iowa Farm Bureau Federation (“IFBF”), to repurchase up to 1,000,000 shares of its Class A common stock with pro rata adjustments dependent on the outcome of the tender offer discussed above. The expiration of the tender offer on March 27, 2012, resulted in a commitment to repurchase 638,671 shares from IFBF for $22.4 million. The $111.8 million stock repurchase obligation under these two agreements was settled during April 2012. In addition to the funds paid to our shareholders, direct transaction costs of $0.9 million were incurred during the first quarter 2012 related to these two share repurchases. Furthermore, we repurchased 3,700 shares in the open market for $0.1 million during the first quarter of 2012.

March 31, 2012

9. Earnings per Share

Computation of Earnings Per Common Share
	Three months ended March 31,
	2012	2011
	(Dollars in thousands, except per share data)
Numerator:
Net income attributable to FBL Financial Group, Inc.	$16,587	$25,051
Less: Net income (loss) from discontinued operations	(2,932)	6,267
Less: Dividends on Series B preferred stock	38	38
Income available to common stockholders from continuing operations	$19,481	$18,746

Denominator:
Weighted average shares	30,322,468	30,412,327
Deferred common stock units relating to deferred compensation plans	204,901	199,634
Denominator for earnings per common share - weighted average shares	30,527,369	30,611,961
Effect of dilutive securities - stock-based compensation	478,413	510,446
Denominator for dilutive earnings per common share - adjusted weighted average shares	31,005,782	31,122,407

Earnings per common share:
Income from continuing operations	$0.64	$0.61
Income (loss) from discontinued operations	(0.10)	0.20
Total earnings per share	$0.54	$0.81

Earnings per common share - assuming dilution:
Income from continuing operations	$0.63	$0.60
Income (loss) from discontinued operations	(0.10)	0.20
Total earnings per share	$0.53	$0.80

Antidilutive stock options excluded from diluted earnings per share	440,285	1,125,521

10. Segment Information

We analyze operations by reviewing financial information regarding our primary products that are aggregated into the Annuity and Life Insurance product segments. In addition, our Corporate and Other segment includes various support operations, corporate capital and other product lines that are not currently underwritten by the Company.

We analyze our segment results based on pre-tax operating income. Accordingly, income taxes are not allocated to the segments. In addition, operating results are reported net of transactions between the segments. Operating income for the 2012 and 2011 periods represents net income excluding, as applicable, the impact of:

•	realized gains and losses on investments,

•	changes in net unrealized gains and losses on derivatives,

•	discontinued operations and

•	loss on debt redemption associated with disposed operations.

We use operating income, in addition to net income, to measure our performance since realized gains and losses on investments and the change in net unrealized gains and losses on derivatives can fluctuate greatly from quarter to quarter. Also, the discontinued operations and loss on debt redemption are nonrecurring items. A view of our operating performance without the impact of these items enhances the analysis of our results. We use operating income for goal setting, determining short-term

March 31, 2012

incentive compensation and evaluating performance on a basis comparable to that used by many in the investment community.

Financial Information Concerning our Operating Segments

	Three months ended March 31,
	2012	2011
	(Dollars in thousands)
Operating revenues:
Annuity	$46,187	$43,621
Life Insurance	90,105	87,205
Corporate and Other	23,387	23,378
	159,679	154,204
Realized gains (losses) on investments (A)	(550)	125
Change in net unrealized gains/losses on derivatives (A)	476	79
Consolidated revenues	$159,605	$154,408

Pre-tax operating income:
Annuity	$12,735	$13,376
Life Insurance	9,363	10,573
Corporate and Other	5,279	3,608
	27,377	27,557
Income taxes on operating income	(7,461)	(8,733)
Realized gains/losses on investments (A)	(249)	(243)
Change in net unrealized gains/losses on derivatives (A)	(126)	203
Loss on debt redemption (A)	(22)	—
Income (loss) from discontinued operations (A)	(2,932)	6,267
Consolidated net income attributable to FBL Financial Group, Inc.	$16,587	$25,051

(A)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred acquisition costs, value of insurance in force acquired and income taxes attributable to these items.

Our investment in equity method investees, the related equity income and interest expense are attributable to the Corporate and Other segment. Expenditures for long-lived assets were not significant during the periods presented above. Goodwill at March 31, 2012 and December 31, 2011 was allocated among the segments as follows: Annuity ($3.9 million) and Life Insurance ($6.1 million).

Premiums collected, which is not a measure used in financial statements prepared according to GAAP, includes premiums received on life insurance policies and deposits on annuities and universal life-type products. Net premiums collected totaled $190.2 million for the quarter ended March 31, 2012 and $198.7 million for the 2011 period.

Under GAAP, premiums on whole life and term life policies are recognized as revenues over the premium-paying period and reported in the Life Insurance segment. The following chart provides a reconciliation of life insurance premiums collected to those reported in the GAAP financial statements.

Reconciliation of Traditional Life Insurance Premiums, Net of Reinsurance

	Three months ended March 31,
	2012	2011
	(Dollars in thousands)
Traditional and universal life insurance premiums collected	$60,349	$55,338
Premiums collected on interest sensitive products	(16,722)	(13,944)
Traditional life insurance premiums collected	43,627	41,394
Change in due premiums and other	(504)	(7)
Traditional life insurance premiums	$43,123	$41,387

March 31, 2012

There is no comparable GAAP financial measure for premiums collected on annuities and universal life-type products. GAAP revenues for those interest sensitive and variable products consist of various policy charges and fees assessed on those contracts, as summarized in the chart below.

Interest Sensitive Product Charges by Segment

	Three months ended March 31,
	2012	2011
	(Dollars in thousands)
Annuity
Surrender charges and other	$206	$161

Life Insurance
Administration charges	$2,960	$2,350
Cost of insurance charges	9,638	9,024
Surrender charges	233	156
Amortization of policy initiation fees	366	440
Total	$13,197	$11,970

Corporate and Other
Administration charges	$1,536	$1,659
Cost of insurance charges	7,388	7,507
Surrender charges	198	273
Separate account charges	2,118	2,297
Amortization of policy initiation fees	589	262
Total	$11,829	$11,998

Consolidated interest sensitive product charges	$25,232	$24,129

March 31, 2012

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes a summary of FBL Financial Group, Inc.'s consolidated results of comprehensive income, financial condition and where appropriate, factors that management believes may affect future performance. Unless noted otherwise, all references to FBL Financial Group, Inc. (we or the Company) include all of its direct and indirect subsidiaries, including its life insurance subsidiary, Farm Bureau Life Insurance Company (Farm Bureau Life). Please read this discussion in conjunction with the accompanying consolidated financial statements and related notes. In addition, we encourage you to refer to our 2011 Form 10-K for a complete description of our significant accounting policies and estimates. Familiarity with this information is important in understanding our financial position and results of operations.

This Form 10-Q includes statements relating to anticipated financial performance, business prospects, new products, and similar matters. These statements and others, which include words such as "expect," "anticipate," "believe," "intend" and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. A variety of factors could cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. See Part 1A, Risk Factors, of our 2011 Annual Report on Form 10-K for additional information on the risks and uncertainties that may affect the operations, performance, development and results of our business.

Overview

We operate predominantly in the life insurance industry through our principal subsidiary, Farm Bureau Life. Farm Bureau Life markets individual life insurance policies and annuity contracts to Farm Bureau members and other individuals and businesses in the Midwestern and Western sections of the United States through an exclusive agency force. Several subsidiaries support various functional areas of Farm Bureau Life and other affiliates by providing investment advisory, marketing and distribution, and leasing services. In addition, we manage two Farm Bureau affiliated property-casualty companies.

We analyze operations by reviewing financial information regarding our primary products that are aggregated in Annuity and Life Insurance product segments. In addition, our Corporate and Other segment includes various support operations, corporate capital and other product lines that are not currently underwritten by the Company. We analyze our segment results based on pre-tax operating income, which excludes the impact of certain items are included in net income. See Note 10 to our consolidated financial statements for further information regarding how we define our segments and operating income.

We also include within our analysis “premiums collected” which is not a measure used in financial statements prepared in accordance with GAAP, but is a common industry measure of agent productivity. See Note 10 to our consolidated financial statements for further information regarding this measure and its relationship to GAAP revenues.

On December 30, 2011, we completed the sale of our wholly-owned subsidiary, EquiTrust Life Insurance Company (EquiTrust Life). As a result of the sale, certain lines of business are considered discontinued operations, and unless otherwise indicated, have been removed from the discussion that follows. See Note 2 to our consolidated financial statements for additional information related to the sale.

During the first quarter 2012, we retrospectively adopted new accounting guidance for the deferral of acquisition costs. Prior period information presented herein has been restated to reflect the adoption of this guidance. See Note 1 to our consolidated financial statements for additional discussion regarding this new guidance as well as other new accounting pronouncements.

Impact of Recent Business Environment

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

While there were positive economic signs during the first quarter of 2012, our economy continues to face a number of challenges. Pertinent recent economic events include, but are not limited to the following:

•	Gross Domestic Product increased 2.2% during the quarter

March 31, 2012

•	Unemployment remains high at 8.3%, but continues its favorable downward trend

•	Personal income increased 0.4% during the quarter, down from 1.7% during fourth quarter 2011

•	Farm proprietor income decreased $8.8 billion during the quarter primarily due to a decrease in agricultural product prices

•	The European debt crisis continues to cause stress within the markets

•	Middle-east unrest continues to add uncertainty to the supply and cost of oil

Bond yields generally finished flat to modestly lower for the first quarter of 2012 as rising U.S. Treasury yields partially offset narrowing credit spreads. The yield curve remained moderately steep at quarter-end with low short-term interest rates, making our annuity products competitive relative to bank-issued certificates of deposit. Strong liquidity and favorable corporate profitability continue to support fundamental credit quality. In the securitized markets, yields for asset-backed securities generally declined given continued strong investor demand amidst improving consumer fundamentals. Yields for residential mortgage-backed securities are moderately attractive, while yields on high quality commercial mortgage-backed securities declined during the quarter.

Results of Operations for the Periods Ended March 31, 2012 and 2011

	Three months ended March 31,
	2012	2011
	(Dollars in thousands, except per share data)
Pre-tax operating income:
Annuity segment	$12,735	$13,376
Life Insurance segment	9,363	10,573
Corporate and Other segment	5,279	3,608
Total pre-tax operating income	27,377	27,557
Income taxes on operating income	(7,461)	(8,733)
Operating income	19,916	18,824

Realized gains/losses on investments, net of offsets	(249)	(243)
Change in net unrealized gains/losses on derivatives, net of offsets	(126)	203
Loss on debt redemption	(22)	—
Net impact of discontinued operations	(2,932)	6,267
Net income attributable to FBL Financial Group, Inc.	$16,587	$25,051

Operating income per common share - assuming dilution	$0.64	$0.60

Earnings per common share - assuming dilution:
Continuing operations	$0.63	$0.60
Discontinued	(0.10)	0.20
Earnings per common share - assuming dilution	$0.53	$0.80

Average invested assets	$6,177,341	$5,775,775
Annualized yield on average invested assets	5.76%	5.96%

Effective tax rate on operating income	27%	32%

Net income attributable to FBL Financial Group, Inc. decreased 33.8% to $16.6 million for the first quarter of 2012 primarily due to losses from discontinued operations and an increase in death benefits, partially offset by an increase in the total amount of spreads earned on our business in force. See the discussion that follows for details regarding operating income by segment and the impact of discontinued operations.

March 31, 2012

In future periods, earnings per share from continuing operations and operating income per common share will benefit from the repurchase of 3.2 million Class A common shares effective March 27, 2012. Details regarding the share repurchases are included in Note 8 to the consolidated financial statements. The earnings per share amounts (basic and diluted) for the first quarter would have been $0.07 higher for continuing operations and operating income if the repurchase activity would have been completed January 1, 2012.

Annuity Segment

	Three months ended March 31,
	2012	2011	Change
	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges and other income	$209	$161	30%
Net investment income	45,978	43,460	6%
Total operating revenues	46,187	43,621	6%

Benefits and expenses:
Interest sensitive product benefits	25,535	24,717	3%
Underwriting, acquisition and insurance expenses:
Commissions net of deferrals	718	1,072	(33)%
Amortization of deferred acquisition costs	2,293	1,804	27%
Amortization of value of insurance in force	33	(150)	(122)%
Other underwriting expenses	4,873	2,802	74%
Total underwriting, acquisition and insurance expenses	7,917	5,528	43%
Total benefits and expenses	33,452	30,245	11%
Pre-tax operating income	$12,735	$13,376	(5)%

Other data
Annuity premiums collected, direct	$109,816	$119,474	(8)%
Policy liabilities and accruals, end of period	3,286,968	3,046,023	8%

Average invested assets	3,338,368	3,063,319	9%
Investment fee income included in net investment income (1)	(15)	761	(102)%

Average individual annuity account value	2,387,104	2,062,575	16%

Earned spread on individual annuity products:
Weighted average yield on cash and invested assets	5.95%	6.13%
Weighted average interest crediting rate	3.26%	3.40%
Spread	2.69%	2.73%

Individual annuity withdrawal rate	4.8%	5.4%

(1) Includes prepayment fee income and net discount accretion on mortgage and asset-backed securities resulting from changing prepayment speed assumptions at the end of each period.

Pre-tax operating income for the Annuity segment decreased in the first quarter of 2012 primarily due to an increase in expense allocations as discussed in the Corporate and Other segment, a decrease in investment fee income and an increase in the amortization of deferred acquisition costs and value of insurance in force. Amortization of deferred acquisition costs increased primarily due to an increase in the volume of business in force. Amortization of value of insurance in force increased primarily due to changes in expected profits on the underlying business.

These decreases in operating income were partially offset by the impact of an increase in the volume of business in force. The average aggregate account value for annuity contracts in force increased in the 2012 period due to sales by our exclusive agents. Premiums collected were lower in the first quarter of 2012 as sales of certain New Money products were suspended in the third quarter of 2011 due to the extremely low interest rate environment. The amount of traditional annuity premiums

March 31, 2012

collected is highly dependent upon the relationship between the current crediting rate and perceived security of our products compared to those of competing products.

The individual annuity weighted average yield on cash and invested assets decreased for the three months ended March 31, 2012 primarily due to a decrease in investment fee income and reinvestment rates being lower than yields on investments maturing or being paid down as discussed in the "Financial Condition" section below, partially offset by a reduction in losses on an interest rate swap. The weighted average interest crediting rate decreased due to reductions in interest crediting rates during 2011.

Life Insurance Segment

	Three months ended March 31,
	2012	2011	Change
	(Dollars in thousands)

Operating revenues:
Interest sensitive product charges and other income	$13,136	$12,042	9%
Traditional life insurance premiums	43,123	41,387	4%
Net investment income	33,846	33,776	—%
Total operating revenues	90,105	87,205	3%

Benefits and expenses:
Interest sensitive product benefits:
Interest credited	7,141	7,613	(6)%
Death benefits	8,244	7,487	10%
Total interest sensitive product benefits	15,385	15,100	2%
Traditional life insurance benefits:
Death benefits	18,406	17,713	4%
Surrender and other benefits	8,657	10,216	(15)%
Increase in traditional life future policy benefits	12,256	8,669	41%
Total traditional life insurance benefits	39,319	36,598	7%
Distributions to participating policyholders	4,244	4,300	(1)%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	4,019	3,937	2%
Amortization of deferred acquisition costs	5,246	5,533	(5)%
Amortization of value of insurance in force	654	510	28%
Other underwriting expenses	11,875	10,654	11%
Total underwriting, acquisition and insurance expenses	21,794	20,634	6%
Total benefits and expenses	80,742	76,632	5%
Pre-tax operating income	$9,363	$10,573	(11)%

March 31, 2012

	Three months ended March 31,
	2012	2011	Change
	(Dollars in thousands)
Other data
Life premiums collected, net of reinsurance	$60,349	$55,338	9%
Policy liabilities and accruals, end of period	2,219,177	2,135,149	4%
Life insurance in force, end of period	44,090,701	41,780,159	6%

Average invested assets	2,221,231	2,149,749	3%
Investment fee income included in net investment income (1)	172	317	(46)%

Average interest sensitive life account value	637,762	626,882	2%

Interest sensitive life insurance spread:
Weighted average yield on cash and invested assets	6.31%	6.62%
Weighted average interest crediting rate	4.08%	4.22%
Spread	2.23%	2.40%

Life insurance lapse and surrender rates	6.8%	7.4%

Death benefits, net of reinsurance and reserves released	$17,949	$17,289	4%

(1) Includes prepayment fee income and net discount accretion on mortgage and asset-backed securities resulting from changing prepayment speed assumptions at the end of each period.

Pre-tax operating income for the Life Insurance segment decreased in the first quarter of 2012 primarily due to an increase in expense allocations as discussed in the Corporate and Other segment, increased mortality experience and a reduction in our spreads earned, partially offset by the impact of an increase in business in force. The increase in business in force contributed to the increases in revenues, benefits and policy liabilities and accruals.

Death benefits net of reinsurance and reserves released increased in the first quarter of 2012 due to an increase in the average size of claims. The weighted average yield on cash and invested assets for interest sensitive life insurance products decreased primarily due to lower yields on new acquisitions compared to those on investments maturing or being paid down and a reduction in investment fee income. The weighted average interest crediting rate decreased due to reductions in interest crediting rates on our universal life portfolio in 2011 and 2012.

March 31, 2012

Corporate and Other Segment

	Three months ended March 31,
	2012	2011	Change
	(Dollars in thousands)

Operating revenues:
Interest sensitive product charges	$11,744	$12,006	(2)%
Net investment income	6,588	6,470	2%
Other income	5,055	4,902	3%
Total operating revenues	23,387	23,378	—%

Benefits and expenses:
Interest sensitive product benefits	8,159	6,868	19%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	962	1,352	(29)%
Amortization of deferred acquisition costs	(53)	1,039	(105)%
Other underwriting expenses	1,399	4,368	(68)%
Total underwriting, acquisition and insurance expenses	2,308	6,759	(66)%
Interest expense	1,982	2,388	(17)%
Other expenses	5,790	4,881	19%
Total benefits and expenses	18,239	20,896	(13)%
	5,148	2,482	107%
Net loss attributable to noncontrolling interest	20	2	900%
Equity income, before tax	111	1,124	(90)%
Pre-tax operating income	$5,279	$3,608	46%

Other data
Average invested assets	$617,742	$562,707	10%
Investment fee income included in net investment income (1)	46	309	(85)%

Average interest sensitive life account value	287,641	256,389	12%

Death benefits, net of reinsurance and reserves released	6,099	4,500	36%
Impact of separate account performance on amortization of deferred acquisition costs	(1,900)	(600)	217%

(1) Includes prepayment fee income and net discount accretion on mortgage and asset-backed securities resulting from changing prepayment speed assumptions at the end of each period.

Pre-tax operating income increased in the first quarter of 2012 primarily due to a reduction in other underwriting expenses allocated to the segment and the impact of market performance on amortization of deferred acquisition costs for our variable business. These increases were partially offset by increased mortality experience and a decrease in equity income.

Other underwriting expenses decreased due to a reallocation of certain expenses from the Corporate and Other segment to the Annuity and Life Insurance segments as a result of our decision to discontinue sales of variable products. In total, other underwriting expenses for the first quarter of 2012 increased 1.8% from the 2011 period. Death benefits increased primarily due to a large variable universal life insurance claim in the first quarter of 2012 that was partially reinsured. Interest expense decreased due to refinancing our senior notes payable to affiliates in the second quarter of 2011 and the redemption of $50.0 million in notes payable on December 30, 2011. As a result of the refinancing, the interest rate on those notes decreased from 9.25% to 6.10%.

Other income for the first quarter of 2012 includes $1.5 million of administrative fee income received from EquiTrust Life for accounting and other services. These services are expected to be provided through June 2012, and approximate the expenses incurred to provide these services. Other income for the first quarter of 2011 included a $1.0 million cash settlement received

March 31, 2012

from a litigation case. Other income and other expenses also relate to fees and expenses from sales of brokered products and operating results of our non-insurance subsidiaries, which include management, advisory, marketing and distribution services and leasing activities.

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

Income Taxes on Operating income

The effective tax rate on operating income was 27.3% for the first quarter of 2012 and 31.7% for the 2011 period. The effective tax rates differ from the federal statutory rate of 35% primarily due to the impact of tax credits on equity investees, tax-exempt dividend income, tax-exempt interest and incentive stock options.

Impact of Operating Adjustments on FBL Net Income

	Three months ended March 31,
	2012	2011
	(Dollars in thousands)
Realized gains/losses on investments	$(643)	$108
Change in net unrealized gains/losses on derivatives	476	197
Change in amortization of:
Deferred acquisition costs	(544)	(360)
Value of insurance in force acquired	41	(24)
Unearned revenue reserve	93	17
Loss on debt redemption	(33)	—
Income tax offset	213	22
Net impact of operating income adjustments on continuing operations	(397)	(40)
Net impact of discontinued operations	(2,932)	6,267
Net impact of operating income adjustments	$(3,329)	$6,227

Summary of adjustments noted above after offsets and income taxes:
Realized gains/losses on investments	$(249)	$(243)
Change in net unrealized gains/losses on derivatives	(126)	203
Loss on debt redemption	(22)	—
Net impact of discontinued operations	(2,932)	6,267
Net impact of operating income adjustments	$(3,329)	$6,227
Net impact per common share - basic	$(0.11)	$0.20
Net impact per common share - assuming dilution	$(0.11)	$0.20

Income taxes on operating income adjustments on continuing operations are recorded at 35% as there are no permanent differences between book and taxable income relating to these adjustments.

March 31, 2012

Realized Gains (Losses) on Investments

	Three months ended March 31,
	2012	2011
	(Dollars in thousands)
Realized gains (losses) on investments:
Realized gains on sales	$1,293	$2,260
Realized losses on sales	(414)	—
Total other-than-temporary impairment charges	(11,301)	(5,727)
Net realized investment losses	(10,422)	(3,467)
Non-credit losses included in other comprehensive income	9,779	3,575
Total reported in statements of operations	$(643)	$108

The level of realized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments. See "Financial Condition - Investments" and Note 3 to our consolidated financial statements for details regarding our unrealized gains and losses on available-for-sale securities at March 31, 2012 and December 31, 2011.

Investment Credit Impairment Losses Recognized in Net Income

	Three months ended March 31,
	2012	2011
	(Dollars in thousands)
Corporate securities:
Energy	$359	$—
Transportation	171	—
Manufacturing	—	1,000
Finance	—	439
Residential mortgage-backed	972	46
Other asset-backed	—	667
Mortgage loans	20	—
Total other-than-temporary impairment losses reported in net income	$1,522	$2,152

Fixed maturity other-than-temporary credit impairment losses for the three months ended March 31, 2012 were incurred within several industry sectors. The energy sector loss relates to a coal company recently downgraded due to continued uncertainty and our intent to reduce our exposure by selling all or a portion of the security. The transportation sector loss relates to an airline with continuing financial difficulties. Losses were also incurred within our residential mortgage-backed securities due to anticipated interest shortfalls that we are not going to recover. Fixed maturity other-than-temporary credit impairment losses for the three months ended March 31, 2011, were incurred within several industry sectors. The manufacturing sector loss related to a company undergoing a restructuring which was not being executed as timely as expected, causing uncertainty as to the recoverability of the loss. The finance sector loss related to an Irish financial institution undergoing financial difficulty. Losses were also incurred within our residential and other asset-backed securities, generally due to concerns over potential defaults and weakness in underlying collateral values. See Note 3 to our consolidated financial statements for further discussion regarding our process for identifying other-than-temporary impairment losses.

Income (Loss) from Discontinued Operations

As a result of the sale of EquiTrust Life, the operations of the component sold and the related loss on sale are reflected as discontinued operations for all periods presented. See Note 2 to our consolidated financial statements for additional details on income (loss) from discontinued operations.

March 31, 2012

Financial Condition

Investments

Our investment portfolio increased 2.2% to $6,538.7 million at March 31, 2012 compared to $6,397.2 million at December 31, 2011. The portfolio increased due to positive cash flows from operating and financing activities with the primary driver being an increase in the volume of annuity business. A decline in U.S. Treasury yields more than offset any widening in credit spreads that occurred across our fixed maturity portfolio during the first quarter of 2012. Moderately wide credit spreads in certain sectors continue to impact our investment portfolio. Additional details regarding securities in an unrealized loss position at March 31, 2012 are included in the discussion that follows and in Note 3 to our consolidated financial statements. Details regarding investment impairments are discussed above in the "Realized Gains (Losses) on Investments" section under "Results of Operations."

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

Fixed Maturity Acquisitions Selected Information

	Three months ended March 31,
	2012	2011
	(Dollars in thousands)
Cost of acquisitions:
Corporate investment grade	$146,151	$164,481
Mortgage and asset-backed	152,844	121,555
United States Government and agencies	—	2,094
Tax-exempt municipals	—	12,464
Taxable municipals	—	20,864
Total	$298,995	$321,458
Effective annual yield	4.12%	5.27%
Credit quality
NAIC 1 designation	57.7%	62.0%
NAIC 2 designation	42.0%	38.0%
Non-investment grade	0.3%	—%
Weighted-average life in years	9.9	8.6
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

A portion of the securities acquired during the three months ended March 31, 2012 and March 31, 2011, were acquired with the proceeds from advances on our funding agreements with the Federal Home Loan Bank (FHLB). The securities acquired to support these funding agreements often carry a lower average yield than securities acquired to support our other insurance products, due to the relatively low interest rate paid on those advances. The average yield of the securities acquired, excluding the securities supporting these funding agreements, was 4.62% during the three-month period ended March 31, 2012 and 5.31% during the three-month period ended March 31, 2011.

March 31, 2012

Investment Portfolio Summary

	March 31, 2012		December 31, 2011
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities - available for sale:
Public	$4,277,175	65.4%	$4,203,360	65.7%
144A private placement	1,176,707	18.0	1,104,042	17.3
Private placement	288,162	4.4	263,148	4.1
Total fixed maturities - available for sale	5,742,044	87.8	5,570,550	87.1
Equity securities	54,221	0.8	57,432	0.9
Mortgage loans	532,555	8.1	552,359	8.6
Real estate	4,672	0.1	2,541	—
Policy loans	173,277	2.7	172,368	2.7
Other investments	368	—	189	—
Short-term investments	31,590	0.5	41,756	0.7
Total investments	$6,538,727	100.0%	$6,397,195	100.0%

As of March 31, 2012, 95.2% (based on carrying value) of the available-for-sale fixed maturities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of March 31, 2012, the investment in non-investment grade debt was 4.8% of available-for-sale fixed maturities. At that time, no single non-investment grade holding exceeded 0.2% of total investments.

Credit Quality by NAIC Designation and Equivalent Rating

		March 31, 2012		December 31, 2011
NAIC Designation	Equivalent Rating (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$3,675,746	64.0%	$3,578,880	64.2%
2	BBB	1,792,543	31.2	1,715,577	30.8
	Total investment grade	5,468,289	95.2	5,294,457	95.0
3	BB	140,968	2.5	147,609	2.7
4	B	81,660	1.4	66,215	1.2
5	CCC	36,988	0.6	46,288	0.8
6	In or near default	14,139	0.3	15,981	0.3
	Total below investment grade	273,755	4.8	276,093	5.0
	Total fixed maturities - available for sale	$5,742,044	100.0%	$5,570,550	100.0%

(1)
Equivalent ratings are based on those provided by nationally recognized rating agencies with some exceptions for certain residential mortgage, commercial mortgage and asset-backed securities where they are based on the expected loss of the security rather than the probability of default.

See Note 3 to our consolidated financial statements for a summary of fixed maturities by contractual maturity date.

March 31, 2012

Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification

	March 31, 2012
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$243,634	$225,281	$24,389	$18,353	$(2,442)
Capital goods	166,140	154,171	17,933	11,969	(969)
Communications	104,085	98,895	8,807	5,190	(259)
Consumer cyclical	176,592	145,230	11,859	31,362	(1,562)
Consumer noncyclical	241,552	231,701	23,295	9,851	(99)
Energy	380,034	352,288	39,538	27,746	(2,810)
Finance	772,157	607,437	44,166	164,720	(15,280)
Transportation	88,168	73,338	8,750	14,830	(605)
Utilities	768,851	722,008	100,632	46,843	(4,115)
Other	43,446	43,446	4,676	—	—
Total corporate securities	2,984,659	2,653,795	284,045	330,864	(28,141)
Collateralized debt obligation	29	29	—	—	—
Mortgage and asset-backed securities	1,613,552	1,282,300	83,947	331,252	(44,885)
United States Government and agencies	51,316	51,316	6,809	—	—
State, municipal and other governments	1,092,488	1,056,520	102,525	35,968	(3,563)
Total	$5,742,044	$5,043,960	$477,326	$698,084	$(76,589)

	December 31, 2011
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$239,808	$214,485	$24,566	$25,323	$(4,025)
Capital goods	150,757	140,811	16,443	9,946	(1,160)
Communications	102,551	86,919	8,394	15,632	(739)
Consumer cyclical	145,587	122,866	11,713	22,721	(1,904)
Consumer noncyclical	224,045	207,345	24,066	16,700	(256)
Energy	372,276	344,941	42,784	27,335	(1,235)
Finance	758,008	552,897	34,992	205,111	(27,468)
Transportation	89,825	67,919	9,350	21,906	(1,066)
Utilities	771,798	735,620	113,604	36,178	(4,750)
Other	43,492	40,552	4,776	2,940	(51)
Total corporate securities	2,898,147	2,514,355	290,688	383,792	(42,654)
Collateralized debt obligation	270	270	—	—	—
Mortgage and asset-backed securities	1,534,994	1,241,859	88,782	293,135	(51,535)
United States Government and agencies	52,677	52,677	7,446	—	—
State, municipal and other governments	1,084,462	1,031,202	92,968	53,260	(5,139)
Total	$5,570,550	$4,840,363	$479,884	$730,187	$(99,328)

March 31, 2012

Non-Sovereign European Debt Exposure

	March 31, 2012		December 31, 2011
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
Italy	$19,690	$20,049	$19,689	$19,243
Spain	15,429	18,493	15,428	17,859
Ireland	8,936	10,440	7,998	9,128
Subtotal	44,055	48,982	43,115	46,230
United Kingdom	116,116	119,742	117,384	119,698
France	37,906	39,998	24,939	24,701
Other countries	86,926	94,794	87,633	92,183
Subtotal	240,948	254,534	229,956	236,582
Total European exposure	$285,003	$303,516	$273,071	$282,812

The table above reflects our exposure to non-sovereign European debt. This represents 5.3% of total fixed maturities as of March 31, 2012 and 5.1% as of December 31, 2011. The exposures are primarily in the industrial, financial and utility sectors. We do not own any securities issued by European governments.

Credit Quality of Available-for-Sale Fixed Maturities with Unrealized Losses

		March 31, 2012
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$335,302	48.0%	$(20,212)	26.4%
2	BBB	207,849	29.8	(10,853)	14.2
	Total investment grade	543,151	77.8	(31,065)	40.6
3	BB	48,951	7.0	(5,948)	7.8
4	B	61,721	8.8	(16,538)	21.6
5	CCC	35,915	5.2	(13,292)	17.3
6	In or near default	8,346	1.2	(9,746)	12.7
	Total below investment grade	154,933	22.2	(45,524)	59.4
	Total	$698,084	100.0%	$(76,589)	100.0%

		December 31, 2011
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$321,870	44.1%	$(26,239)	26.4%
2	BBB	237,980	32.6	(19,550)	19.7
	Total investment grade	559,850	76.7	(45,789)	46.1
3	BB	62,126	8.5	(7,053)	7.1
4	B	57,221	7.8	(12,468)	12.6
5	CCC	37,929	5.2	(20,796)	20.9
6	In or near default	13,061	1.8	(13,222)	13.3
	Total below investment grade	170,337	23.3	(53,539)	53.9
	Total	$730,187	100.0%	$(99,328)	100.0%

March 31, 2012

Available-For-Sale Fixed Maturities with Unrealized Losses by Length of Time

	March 31, 2012
	Amortized Cost		Gross Unrealized Losses
	Market Value is Less than 75% of Cost	Market Value is 75% or Greater than Cost	Market Value is Less than 75% of Cost	Market Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$232,813	$—	$(4,967)
Greater than three months to six months	—	45,964	—	(1,142)
Greater than six months to nine months	—	91,910	—	(2,473)
Greater than nine months to twelve months	—	38,658	—	(2,139)
Greater than twelve months	99,476	265,852	(40,884)	(24,984)
Total	$99,476	$675,197	$(40,884)	$(35,705)

	December 31, 2011
	Amortized Cost		Gross Unrealized Losses
	Market Value is Less than 75% of Cost	Market Value is 75% or Greater than Cost	Market Value is Less than 75% of Cost	Market Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$155,584	$—	$(2,427)
Greater than three months to six months	—	183,601	—	(8,089)
Greater than six months to nine months	—	67,078	—	(6,599)
Greater than nine months to twelve months	—	10,633	—	(514)
Greater than twelve months	123,620	288,999	(53,496)	(28,203)
Total	$123,620	$705,895	$(53,496)	$(45,832)

Available-For-Sale Fixed Maturities with Unrealized Losses by Maturity Date

	March 31, 2012		December 31, 2011
	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Due in one year or less	$7,885	$(120)	$14,404	$(234)
Due after one year through five years	42,711	(6,449)	68,826	(9,304)
Due after five years through ten years	97,237	(4,691)	141,409	(6,554)
Due after ten years	218,999	(20,444)	212,413	(31,701)
	366,832	(31,704)	437,052	(47,793)
Mortgage and asset-backed	331,252	(44,885)	293,135	(51,535)
Total	$698,084	$(76,589)	$730,187	$(99,328)

See Note 3 to our consolidated financial statements for additional analysis of these unrealized losses.

Mortgage and Asset-Backed Securities

Mortgage and other asset-backed securities comprised 28.1% at March 31, 2012 and 27.6% at December 31, 2011 of our total available-for-sale fixed maturities. These securities are purchased when we believe these types of investments provide superior risk-adjusted returns compared to returns of more conventional investments such as corporate bonds and mortgage loans. These securities are diversified as to collateral types, cash flow characteristics and maturity.

March 31, 2012

Mortgage and Asset-Backed Securities by Type

	March 31, 2012
	Amortized Cost	Par Value	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$384,630	$394,361	$394,235	6.9%
Pass-through	63,494	61,987	68,110	1.2
Planned and targeted amortization class	210,460	211,875	221,811	3.9
Other	15,180	15,214	15,314	0.2
Total residential mortgage-backed securities	673,764	683,437	699,470	12.2
Commercial mortgage-backed securities	463,017	469,985	492,292	8.6
Other asset-backed securities	437,709	484,562	421,790	7.3
Total	$1,574,490	$1,637,984	$1,613,552	28.1%

	December 31, 2011
	Amortized Cost	Par Value	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$391,177	$400,432	$399,038	7.2%
Pass-through	69,131	67,494	74,354	1.3
Planned and targeted amortization class	174,616	177,492	184,710	3.3
Other	17,661	17,705	17,837	0.3
Total residential mortgage-backed securities	652,585	663,123	675,939	12.1
Commercial mortgage-backed securities	452,980	460,990	490,895	8.8
Other asset-backed securities	392,182	435,912	368,160	6.7
Total	$1,497,747	$1,560,025	$1,534,994	27.6%

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

Our direct exposure to the Alt-A home equity and subprime first-lien sectors is limited to investments in structured securities collateralized by senior tranches of residential mortgage loans with this exposure. We also have a partnership interest in a fund that owns securities backed by Alt-A home equity, subprime first-lien and adjustable rate mortgage collateral. The fund is reported as securities and indebtedness of related parties in our consolidated balances sheets with a fair value of $17.2 million at March 31, 2012 and $16.5 million at December 31, 2011. We do not own any direct investments in subprime lenders or adjustable rate mortgages.

March 31, 2012

Mortgage and Asset-Backed Securities by Collateral Type

	March 31, 2012			December 31, 2011
	Amortized Cost	Carrying Value	Percent of Fixed Maturities	Amortized Cost	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)			(Dollars in thousands)
Government agency	$316,090	$346,504	6.0%	$276,161	$306,833	5.5%
Prime	227,458	231,664	4.0	248,297	251,948	4.5
Alt-A	178,919	160,743	2.8	177,567	155,435	2.8
Subprime	14,568	9,906	0.2	15,652	10,674	0.2
Commercial mortgage	463,017	492,292	8.6	452,980	490,895	8.8
Non-mortgage	374,438	372,443	6.5	327,090	319,209	5.8
Total	$1,574,490	$1,613,552	28.1%	$1,497,747	$1,534,994	27.6%

The mortgage and asset-backed securities can be summarized into three broad categories: residential, commercial and other asset-backed securities.

Residential Mortgage-Backed Securities by Collateral Type and Origination Year

	March 31, 2012
	Government & Prime		Alt-A		Total
	Amortized Cost (1)	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2012	$24,483	$24,364	$—	$—	$24,483	$24,364
2011	98,795	107,439	—	—	98,795	107,439
2010	89,797	96,146	2,244	2,259	92,041	98,405
2009	19,725	20,644	—	—	19,725	20,644
2008	18,493	22,326	—	—	18,493	22,326
2007 and prior	285,660	302,169	134,567	124,123	420,227	426,292
Total	$536,953	$573,088	$136,811	$126,382	$673,764	$699,470

	December 31, 2011
	Government & Prime		Alt-A		Total
	Amortized Cost (1)	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2011	$76,243	$85,085	$—	$—	$76,243	$85,085
2010	95,695	102,093	2,404	2,416	98,099	104,509
2009	19,991	20,973	—	—	19,991	20,973
2008	18,438	22,333	—	—	18,438	22,333
2007	—	—	22,532	13,686	22,532	13,686
2006 and prior	307,421	323,971	109,861	105,382	417,282	429,353
Total	$517,788	$554,455	$134,797	$121,484	$652,585	$675,939

Residential Mortgage-Backed Securities by NAIC Designation and Equivalent Rating

		March 31, 2012		December 31, 2011
NAIC Designation	Equivalent Rating	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$677,644	96.9%	$655,522	97.0%
4	B	17,282	2.5	6,305	0.9
5	CCC	4,544	0.6	14,112	2.1
	Total	$699,470	100.0%	$675,939	100.0%

March 31, 2012

Commercial Mortgage-Backed Securities by Origination Year

	March 31, 2012		December 31, 2011
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2011	$88,365	$95,897	$88,251	$98,087
2010	15,784	16,498	15,835	16,430
2009	19,859	23,705	19,798	24,142
2008	96,376	111,165	96,333	116,893
2007 and prior	242,633	245,027	232,763	235,343
Total	$463,017	$492,292	$452,980	$490,895

Commercial Mortgage-Backed Securities by NAIC Designation and Equivalent Rating

		March 31, 2012		December 31, 2011
NAIC Designation	Equivalent Rating	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	GNMA	$215,034	43.7%	$223,374	45.5%
1	FNMA	15,145	3.1	15,441	3.1
1	AAA, AA, A
	Generic	156,436	31.8	148,320	30.2
	Super Senior	57,755	11.7	57,360	11.7
	Mezzanine	4,256	0.9	4,069	0.8
	Junior	12,976	2.6	11,704	2.4
	Total AAA, AA, A	231,423	47.0	221,453	45.1
2	BBB	21,560	4.4	20,943	4.3
3	BB	6,294	1.3	6,633	1.4
4	B	2,836	0.5	1,983	0.4
5	CCC	—	—	1,068	0.2
	Total	$492,292	100.0%	$490,895	100.0%

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

The AAA, AA and A rated commercial mortgage-backed securities are broken down into categories based on subordination levels. Rating agencies disclose subordination levels, which measure the amount of credit support that the bonds (or tranches) have from subordinated bonds (or tranches). Generic is a term used for securities issued prior to 2005. The super senior securities have subordination levels greater than 27%, the mezzanine securities have subordination levels in the 17% to 27% range and the junior securities have subordination levels in the 9% to 16% range. Also included in the commercial mortgage backed securities are military housing bonds totaling $83.6 million at March 31, 2012 and $87.2 million at December 31, 2011. These bonds are used to fund the construction of multi-family homes on United States military bases. The bonds are backed by a first mortgage lien on residential military housing projects.

March 31, 2012

Other Asset-Backed Securities by Collateral Type and Origination Year

	March 31, 2012
	Government & Prime		Alt-A		Subprime		Non-Mortgage		Total
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2012	$—	$—	$—	$—	$—	$—	$47,135	$47,727	$47,135	$47,727
2011	—	—	—	—	—	—	49,462	49,622	49,462	49,622
2010	—	—	—	—	—	—	75,390	75,492	75,390	75,492
2009	—	—	—	—	—	—	34,332	34,459	34,332	34,459
2007 and prior	6,595	5,080	42,108	34,361	14,568	9,906	168,119	165,143	231,390	214,490
Total	$6,595	$5,080	$42,108	$34,361	$14,568	$9,906	$374,438	$372,443	$437,709	$421,790

	December 31, 2011
	Government & Prime		Alt-A		Subprime		Non-Mortgage		Total
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2011	$—	$—	$—	$—	$—	$—	$42,162	$41,633	$42,162	$41,633
2010	—	—	—	—	—	—	101,305	101,391	101,305	101,391
2009	—	—	—	—	—	—	35,407	35,483	35,407	35,483
2007	4,990	2,565	7,605	4,477	—	—	45,850	45,366	58,445	52,408
2006 and prior	1,680	1,761	35,165	29,474	15,652	10,674	102,366	95,336	154,863	137,245
Total	$6,670	$4,326	$42,770	$33,951	$15,652	$10,674	$327,090	$319,209	$392,182	$368,160

Other Asset-Backed Securities by NAIC Designation and Equivalent Rating

		March 31, 2012		December 31, 2011
NAIC Designation	Equivalent Ratings	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$395,195	93.7%	$349,801	95.0%
2	BBB	14,303	3.4	6,591	1.8
3	BB	411	0.1	417	0.1
4	B	2,639	0.6	2,476	0.6
5	CCC	4,908	1.2	4,608	1.3
6	In or near default	4,334	1.0	4,267	1.2
	Total	$421,790	100.0%	$368,160	100.0%

State, Municipal and Other Government Securities

State, municipal and other government securities totaled $1.1 billion, or 19.0% of our fixed maturity portfolio at March 31, 2012, and include investments in general obligation, revenue and municipal housing bonds. Our investment strategy is to utilize municipal bonds in addition to corporate bonds, as we believe they provide additional diversification and have historically low default rates compared with similarly rated corporate bonds. We evaluate the credit strength of the underlying issues on both a quantitative and qualitative basis, excluding insurance, prior to acquisition. The majority of the municipal bonds we hold are investment grade credits without consideration of insurance. Our municipal bonds are well diversified by type and geography with the top exposure being school general obligation bonds. Our municipal bond exposure has an average rating of AA and is trading at 110.0% of amortized cost. The insolvency of one or more of the credit enhancing entities would be a meaningful short-term market liquidity event, but would not dramatically increase our investment portfolio's risk profile.

Equity Securities

Equity securities totaled $54.2 million at March 31, 2012 and $57.4 million at December 31, 2011. Gross unrealized gains totaled $3.4 million and gross unrealized losses totaled $0.6 million at March 31, 2012. At December 31, 2011, gross unrealized gains totaled $2.3 million and gross unrealized losses totaled $0.5 million on these securities. The unrealized losses are primarily attributable to nonredeemable perpetual preferred securities from issuers in the financial sector. See Note 3 to our

March 31, 2012

consolidated financial statements for further discussion regarding our analysis of unrealized losses related to these securities.

Mortgage Loans

Mortgage loans totaled $532.6 million at March 31, 2012 and $552.4 million at December 31, 2011. Our mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. There were two mortgage loans more than 90 days delinquent with a carrying value of $16.8 million at March 31, 2012 and three mortgage loans more than 90 days delinquent with a carrying value of $18.9 million at December 31, 2011. The total number of commercial mortgage loans outstanding was 133 at March 31, 2012 and 138 at December 31, 2011. In 2012, one new loan was funded for $2.2 million and had an average loan term of 10 years. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. The majority of our mortgage loans amortize principal, with 6.4% that are interest only loans at March 31, 2012. At March 31, 2012, the average loan-to-value of the current outstanding principal balance using the most recent appraised value was 54.2% and the weighted average debt service coverage ratio was 1.5 based on the results of our 2010 annual study. See Note 3 to our consolidated financial statements for further discussion regarding our mortgage loans.

Asset-Liability Management

Our asset-liability management program includes (i) designing and developing products that encourage persistency and help ensure targeted spreads are earned and, as a result, create a stable liability structure, and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of our insurance liabilities. The weighted average life of the fixed maturity and mortgage loan portfolio based on fair values was approximately 8.9 years at March 31, 2012 and 9.1 years at December 31, 2011. The effective duration of the fixed maturity and mortgage loan portfolios backing our annuity products was 5.3 at March 31, 2012 and December 31, 2011. The effective duration of our annuity liabilities was approximately 6.3 at March 31, 2012 and December 31, 2011. While it can be difficult to maintain asset and liability durations that are closely matched in a dynamic environment, we have identified various strategies that can be implemented if duration mismatches exceed acceptable tolerances.

Other Assets

Deferred acquisition costs decreased 4.4% to $248.8 million at March 31, 2012, primarily due to the impact of the change in unrealized appreciation/depreciation on fixed maturity securities. The impact of unrealized appreciation/depreciation on fixed maturity securities decreased deferred acquisition costs $122.5 million at March 31, 2012 and $104.9 million at December 31, 2011. Other assets increased 19.1% to $80.5 million primarily due to increases in receivables on certain reinsurance contracts and other prepaid expenses. Assets held in separate accounts increased 8.6% to $655.8 million primarily due to the market performance on the underlying investment portfolios. In addition, assets from the restricted debt defeasance trusts, totaling $211.6 million at December 31, 2011, were used for the redemption of our unaffiliated senior notes on January 30, 2012 as discussed in Note 2 of our consolidated financial statements.

Liabilities

Future policy benefits increased 2.3% to $5,265.4 million at March 31, 2012 primarily due to an increase in the volume of annuity business in force. As discussed in Note 8 to the consolidated financial statements, we established a stock repurchase obligation totaling $112.5 million at March 31, 2012 due to the tender offer that expired on March 27, 2012. Other liabilities decreased 18.8% to $99.2 million primarily due to eliminating the embedded derivative related to the make-whole premium on our unaffiliated senior notes, as discussed in Note 2 to the consolidated financial statements, and a reduction in accrued expenses, partially offset by increases in payables for securities purchased and certain reinsurance contracts. Liabilities related to separate accounts increased 8.6% to $655.8 million primarily due to the impact of changes in market performance.

Stockholders' Equity

FBL Financial Group, Inc. stockholders' equity decreased 7.5% to $1,112.7 million at March 31, 2012, compared to $1,202.3 million at December 31, 2011, primarily due to the repurchase of 3.2 million shares of our Class A common stock for $112.8 million during the quarter, as discussed in Note 8 to our consolidated financial statements, partially offset by net income during the period.

At March 31, 2012, FBL's common stockholders' equity was $1,109.7 million, or $40.07 per share, compared to $1,199.3 million or $39.13 per share at December 31, 2011. Included in stockholders' equity per common share is $6.53 at March 31, 2012 and $5.80 at December 31, 2011 attributable to accumulated other comprehensive income.

March 31, 2012

Liquidity and Capital Resources

Cash Flows

During 2012, our operating activities used cash flows totaling $12.3 million consisting of net income of $16.6 million adjusted for non-cash operating revenues and expenses netting to ($28.9) million. We used cash of $117.7 million in our investing activities during the 2012 period. The primary uses were $308.3 million of investment acquisitions, mostly in fixed maturity securities, partially offset by $180.5 million in sales, maturities and repayments of investments. Our financing activities provided cash of $136.5 million during the 2012 period. The primary financing source was $197.8 million in receipts from interest sensitive products credited to policyholder account balances, which was partially offset by $100.6 million for return of policyholder account balances on interest sensitive products. In addition funds of $211.6 million from the restricted debt defeasance trust were used to pay off $174.3 million of short-term debt and the related make-whole premium liability.

Sources and Uses of Capital Resources

Parent company cash inflows from operations consist primarily of (i) fees that it charges the various subsidiaries and affiliates for management of their operations, (ii) expense reimbursements and tax settlements from subsidiaries and affiliates, (iii) proceeds from the exercise of employee stock options, (iv) proceeds from borrowings, (v) investment income and (vi) dividends from subsidiaries, if declared and paid. Revenue sources for the parent company during the quarter ended March 31, 2012 included management fees from subsidiaries and affiliates of $1.2 million. Cash outflows are principally for salaries, taxes and other expenses related to providing these management services, dividends on outstanding stock, stock repurchases, interest and principal repayments on our parent company debt and capital contributions to subsidiaries.

The parent company also received proceeds from the sale of EquiTrust Life at the end of 2011, as discussed in Note 2 to our consolidated financial statements. A portion of the proceeds have been used to redeem part of our debt and to fund the repurchase of common stock pursuant to our stock repurchase plan.

In the fourth quarter of 2011, the Board of Directors approved a plan to repurchase up to $200.0 million of Class A common stock. The repurchase plan authorizes us to make repurchases in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. As discussed in Note 8 to our consolidated financial statements, during the first quarter of 2012 we repurchased 3.2 million shares of stock for $112.8 million, including expenses, primarily due to executing stock repurchases in connection with a tender offer. At March 31, 2012, $73.6 million remains available for repurchase under this plan. Completion of the program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

As discussed in Note 2 to our consolidated financial statements, in connection with the EquiTrust Life sale, we redeemed $175.0 million of Senior Notes with non-affiliates in January 2012. On December 30, 2011, we exercised the provisions of the trust indentures and deposited $211.6 million into two irrevocable debt defeasance trusts for the principal, accrued interest and estimated make-whole premium on the Senior Notes with non-affiliates. Funds of $210.9 million from the trusts were used to pay-off the Senior Notes with non-affiliates on January 30, 2012 and the remaining balance in the trusts of $0.7 million was returned to us. Interest payments on all debt totaled $5.5 million for the quarter ended March 31, 2012 and $6.5 million for the 2011 period. The 2012 interest payments include $3.5 million from the debt defeasance trusts for the Senior Notes redeemed in 2012. Interest payments on our debt outstanding at March 31, 2012 are estimated to be $5.9 million for the remainder of 2012.

Farm Bureau Life's cash inflows primarily consist of premium income, deposits to policyholder account balances, income from investments, sales, maturities and calls of investments and repayments of investment principal. Farm Bureau Life's cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, current operating expenses and dividends. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. Continuing operations and financing activities from Farm Bureau Life relating to interest sensitive products provided funds totaling $142.6 million for the quarter ended March 31, 2012 and $125.8 million for the 2011 period.

Prior to the sale, EquiTrust Life provided funds from operations and financing activities relating to interest sensitive products totaling $74.2 million for the quarter ended March 31, 2011, which are reported with other continuing operations in our consolidated statement of cash flows.

March 31, 2012

Farm Bureau Life's ability to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. During the remainder of 2012, the maximum amount legally available for distribution to FBL Financial Group, Inc., without further regulatory approval, is $87.8 million.

We paid cash dividends on our common and preferred stock during the three-month period totaling $3.1 million in 2012 and $1.9 million in 2011. It is anticipated that quarterly cash dividend requirements for 2012 will be $0.0075 per Series B redeemable preferred share and $0.10 per common share. The level of common stock dividends will be analyzed quarterly and will be dependent upon our capital and liquidity positions. Assuming a dividend rate of $0.10 per common share the common and preferred dividends would total approximately $8.1 million during the remainder of 2012. The parent company expects to have sufficient resources and cash flows to meet its interest and dividend payments throughout 2012. The parent company had available cash and investments totaling $220.6 million at March 31, 2012. FBL Financial Group, Inc. expects to rely on available cash resources and management fee income to make dividend payments to its stockholders and interest payments on its debt, as well as fund any capital initiatives such as the stock repurchases described above. Other than the stock repurchases, we had no material commitments for capital expenditures as of March 31, 2012.

We manage the amount of our capital to be consistent with statutory and rating agency requirements. As of March 31, 2012, we estimate that we have sufficient capital in Farm Bureau Life to meet our rating objectives. However, this capital may not be sufficient if significant future losses are incurred and access to additional capital is limited.

On a consolidated basis, we anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. However, there can be no assurance that future experience regarding benefits and surrenders will be similar to historic experience since benefits and surrender levels are influenced by such factors as the interest rate environment, our financial strength ratings, the economy and other factors that impact policyholder behavior. Our investment portfolio at March 31, 2012, included $31.6 million of short-term investments, $302.8 million of cash and $628.0 million in carrying value of U.S. Government and U.S. Government agency-backed securities that could be readily converted to cash at or near carrying value. Farm Bureau Life is also a member of the FHLB, which provides a source for additional liquidity if needed. This membership allows us to utilize fixed or floating rate advances offered by the FHLB and secured by qualifying collateral. Our total capacity to utilize such advances is impacted by multiple factors including the market value of eligible collateral, level of statutory admitted assets and excess reserves, and our willingness or capacity to hold activity-based FHLB common stock.

Contractual Obligations

In the normal course of business, we enter into insurance contracts, financing transactions, lease agreements or other commitments which are necessary or beneficial to our operations. These commitments may obligate us to certain cash flows during future periods. Other than the stock repurchase obligation discussed above, there have been no material changes to our total contractual obligations since December 31, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks of Financial Instruments

There have been no material changes in the market risks of our financial instruments since December 31, 2011.

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

March 31, 2012

Our internal control over financial reporting changes from time-to-time as we modify and enhance our systems and processes to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. Any significant changes in controls are evaluated prior to implementation to help ensure the continued effectiveness of our internal controls and internal control environment. While changes have taken place in our internal controls during the quarter ended March 31, 2012, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

The following table sets forth issuer purchases of equity securities for the quarter ended March 31, 2012.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) (1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 through January 31, 2012	3,700	$33.03	3,700	$186,258,542
February 1, 2012 through February 29, 2012	—	—	—	$186,258,542
March 1, 2012 through March 31, 2012	3,193,354	35.27	3,193,354	$73,630,527
Total	3,197,054	$35.27

(1)
Activity in this table represents Class A common shares repurchased by the Company in connection with the repurchase plan announced on October 7, 2011. The plan authorized us to make up to $200.0 million in repurchases of Class A common stock in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. Completion of the program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

March 31, 2012

ITEM 6. EXHIBITS

(a) Exhibits:

10.1*+	2012 Restricted Stock Unit Replacement Agreement, dated February 15, 2012, between the Company and James E. Hohmann
10.2*+	2012 Annual Restricted Stock Unit Agreement, dated March 9, 2012, between the Company and James E. Hohmann
10.3*+	Bonus Restricted Stock Unit Agreement, dated March 9, 2012, between the Company and James E. Hohmann
10.4*+	Management Performance Plan (2012)
31.1+	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101+#
Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language) from FBL Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 as follows: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statement of Changes in Stockholders' Equity, (iv) Consolidated Statements of Cash Flows.

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

March 31, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2012

FBL FINANCIAL GROUP, INC.

By	/s/ James E. Hohmann
James E. Hohmann
Chief Executive Officer (Principal Executive Officer)

By	/s/ James P. Brannen
James P. Brannen
Chief Financial Officer and Chief Administrative Officer (Principal Financial and Accounting Officer)