Form 10-Q
period 2012-06-30
FBL FINANCIAL GROUP INC
filed 2012-08-02
CIK 1012771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:
Title of each class	Outstanding at July 31, 2012
Class A Common Stock, without par value	25,092,137
Class B Common Stock, without par value	1,192,990

FBL FINANCIAL GROUP, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

ITEM 1. FINANCIAL STATEMENTS

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	June 30, 2012	December 31, 2011
Assets
Investments:
Fixed maturities - available for sale, at fair value (amortized cost: 2012 - $5,506,440; 2011 - $5,189,994)	$6,015,884	$5,570,550
Equity securities - available for sale, at fair value (cost: 2012 - $67,437; 2011 - $55,697)	69,541	57,432
Mortgage loans	545,951	552,359
Real estate	4,672	2,541
Policy loans	175,200	172,368
Short-term investments	28,697	41,756
Other investments	337	189
Total investments	6,840,282	6,397,195

Cash and cash equivalents	168,688	296,339
Restricted debt defeasance trust assets	—	211,627
Securities and indebtedness of related parties	81,299	64,516
Accrued investment income	68,959	67,200
Amounts receivable from affiliates	2,806	3,942
Reinsurance recoverable	95,987	94,685
Deferred acquisition costs	226,180	260,256
Value of insurance in force acquired	21,828	25,781
Current income taxes recoverable	5,481	16,334
Other assets	62,954	67,590
Assets held in separate accounts	617,538	603,903

Total assets	$8,192,002	$8,109,368

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

	June 30, 2012	December 31, 2011
Liabilities and stockholders' equity
Liabilities:
Future policy benefits:
Interest sensitive products	$3,986,542	$3,744,857
Traditional life insurance and accident and health products	1,432,989	1,401,995
Other policy claims and benefits	35,521	40,488
Supplementary contracts without life contingencies	361,733	359,663
Advance premiums and other deposits	221,856	211,573
Amounts payable to affiliates	163	713
Short-term debt payable to non-affiliates	—	174,258
Long-term debt payable to affiliates	49,973	49,968
Long-term debt payable to non-affiliates	97,000	97,000
Deferred income taxes	132,637	100,341
Other liabilities	97,261	122,180
Liabilities related to separate accounts	617,538	603,903
Total liabilities	7,033,213	6,906,939

Stockholders' equity:
FBL Financial Group, Inc. stockholders' equity:
Preferred stock, without par value, at liquidation value - authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 25,559,881 shares in 2012 and 29,457,644 shares in 2011	118,060	129,684
Class B common stock, without par value - authorized 1,500,000 shares, issued and outstanding 1,192,990 shares	7,522	7,522
Accumulated other comprehensive income	233,110	177,845
Retained earnings	797,100	884,263
Total FBL Financial Group, Inc. stockholders' equity	1,158,792	1,202,314
Noncontrolling interest	(3)	115
Total stockholders' equity	1,158,789	1,202,429
Total liabilities and stockholders' equity	$8,192,002	$8,109,368

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues:
Interest sensitive product charges	$24,190	$24,046	$49,422	$48,175
Traditional life insurance premiums	45,908	44,139	89,031	85,526
Net investment income	89,423	88,066	176,311	171,851
Net realized capital gains on sales of investments	4,411	2,071	5,290	4,331

Total other-than-temporary impairment losses	(3,679)	(7,192)	(14,980)	(12,919)
Non-credit portion in other comprehensive income	—	5,111	9,779	8,686
Net impairment losses recognized in earnings	(3,679)	(2,081)	(5,201)	(4,233)
Other income	5,729	3,980	10,734	8,979
Total revenues	165,982	160,221	325,587	314,629

Benefits and expenses:
Interest sensitive product benefits	49,328	48,220	98,410	94,841
Traditional life insurance benefits	40,341	37,717	79,452	74,315
Policyholder dividends	3,370	4,356	7,614	8,656
Underwriting, acquisition and insurance expenses	34,374	27,252	67,101	60,503
Interest expense	1,983	2,153	3,965	4,541
Loss on debt redemption	—	—	33	—
Other expenses	6,683	6,001	12,473	10,882
Total benefits and expenses	136,079	125,699	269,048	253,738
	29,903	34,522	56,539	60,891
Income taxes	(10,256)	(10,355)	(19,014)	(18,673)
Equity income, net of related income taxes	630	57	2,251	788
Net income from continuing operations	20,277	24,224	39,776	43,006
Discontinued operations:
Loss on sale of subsidiary	—	—	(2,252)	—
Income (loss) from discontinued operations, net of tax	(84)	11,997	(764)	18,264
Total income (loss) from discontinued operations	(84)	11,997	(3,016)	18,264
Net income	20,193	36,221	36,760	61,270
Net loss attributable to noncontrolling interest	98	18	118	20
Net income attributable to FBL Financial Group, Inc.	$20,291	$36,239	$36,878	$61,290

Comprehensive income	$72,464	$87,872	$92,025	$129,667

Earnings per common share:
Income from continuing operations	$0.74	$0.79	$1.37	$1.40
Income (loss) from discontinued operations	—	0.39	(0.10)	0.60
Earnings per common share	$0.74	$1.18	$1.27	$2.00
Earnings per common share - assuming dilution:
Income from continuing operations	$0.73	$0.78	$1.35	$1.38
Income (loss) from discontinued operations	—	0.38	(0.10)	0.58
Earnings per common share - assuming dilution	$0.73	$1.16	$1.25	$1.96

Cash dividends per common share	$0.1000	$0.0625	$0.2000	$0.1250

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands)

	FBL Financial Group, Inc. Stockholders' Equity
	Series B Preferred Stock	Class A and Class B Common Stock (a)	Accumulated Other Comprehensive Income	Retained Earnings	Non- controlling Interest	Total Stockholders' Equity
Balance at January 1, 2011	$3,000	$125,687	$51,644	$864,303	$92	$1,044,726
Comprehensive income
Net income - six months ended June 30, 2011	—	—	—	61,290	(20)	61,270
Change in net unrealized investment gains/losses	—	—	74,900	—	—	74,900
Non-credit impairment losses	—	—	(6,498)	—	—	(6,498)
Change in underfunded status of other postretirement benefit plans	—	—	(5)	—	—	(5)
Total comprehensive income						129,667
Stock-based compensation, including the net issuance of 264,338 common shares under compensation plans	—	7,940	—	—	—	7,940
Dividends on preferred stock	—	—	—	(75)	—	(75)
Dividends on common stock	—	—	—	(3,812)	—	(3,812)
Receipts related to noncontrolling interest	—	—	—	—	1	1
Balance at June 30, 2011	$3,000	$133,627	$120,041	$921,706	$73	$1,178,447

Balance at January 1, 2012	$3,000	$137,206	$177,845	$884,263	$115	$1,202,429
Total comprehensive income
Net income - six months ended June 30, 2012	—	—	—	36,878	(118)	36,760
Change in net unrealized investment gains/losses	—	—	61,717	—	—	61,717
Non-credit impairment losses	—	—	(6,356)	—	—	(6,356)
Change in underfunded status of other postretirement benefit plans	—	—	(96)	—	—	(96)
Total comprehensive income						92,025
Stock-based compensation, including the net issuance of 204,833 common shares under compensation plans	—	6,627	—	—	—	6,627
Purchase of 4,102,596 shares of common stock	—	(18,251)	—	(118,215)	—	(136,466)
Dividends on preferred stock	—	—	—	(75)	—	(75)
Dividends on common stock	—	—	—	(5,751)	—	(5,751)
Balance at June 30, 2012	$3,000	$125,582	$233,110	$797,100	$(3)	$1,158,789

(a)	All activity for the periods shown relates to Class A Common Stock.

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Six months ended June 30,
	2012	2011
Operating activities (1)
Net income	$36,760	$61,270
Adjustments to reconcile net income to net cash provided by operating activities:
Interest credited to account balances	70,323	230,867
Charges for mortality, surrenders and administration	(47,420)	(56,844)
Net realized (gains) losses on investments	(89)	6,011
Change in fair value of derivatives	274	(27,878)
Increase in traditional life and accident and health benefit liabilities	30,995	16,967
Deferral of acquisition costs	(25,985)	(59,695)
Amortization of deferred acquisition costs and value of insurance in force	18,144	47,534
Change in reinsurance recoverable	(1,302)	4,800
Provision for deferred income taxes	3,420	(2,392)
Loss on sale of subsidiary	2,252	—
Loss on debt redemption	33	—
Other	(40,573)	(18,849)
Net cash provided by operating activities	46,832	201,791

Investing activities (1)
Sales, maturities or repayments:
Fixed maturities - available for sale	306,850	592,334
Equity securities - available for sale	7,079	—
Mortgage loans	28,878	41,784
Derivative instruments	—	52,433
Policy loans	16,941	20,653
Acquisitions:
Fixed maturities - available for sale	(595,177)	(1,149,646)
Equity securities - available for sale	(18,510)	(2,364)
Mortgage loans	(23,880)	(29,740)
Derivative instruments	(120)	(29,109)
Policy loans	(19,773)	(20,941)
Securities and indebtedness of related parties	(17,899)	(11,694)
Short-term investments, net change	13,059	329,375
Purchases and disposals of property and equipment, net	(855)	(3,130)
Net cash used in investing activities	(303,407)	(210,045)

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Six months ended June 30,
	2012	2011
Financing activities (1)
Contract holder account deposits	$422,809	$789,831
Contract holder account withdrawals	(197,375)	(613,212)
Transfer from restricted debt defeasance trusts	211,627	—
Repayments of debt	(174,258)	—
Receipts related to noncontrolling interests, net	—	1
Excess tax deductions on stock-based compensation	2,251	339
Issuance (repurchase) of common stock, net	(130,304)	4,800
Dividends paid	(5,826)	(3,887)
Net cash provided by financing activities	128,924	177,872
Increase (decrease) in cash and cash equivalents	(127,651)	169,618
Cash and cash equivalents at beginning of period	296,339	4,794
Cash and cash equivalents at end of period	$168,688	$174,412

Supplemental disclosures of cash flow information (1)
Cash paid (received) during the period for:
Interest	$7,433	$11,691
Income taxes	(1,556)	20,577
Non-cash operating activity:
Deferral of sales inducements	1,064	27,278
Non-cash financing activity:
Refinancing of debt payable to affiliates	—	100,000

(1)
Our consolidated statements of cash flows combine the cash flows from discontinued operations with the cash flows from continuing operations within each major category (operating, investing and financing) of the statement and supplemental disclosures.

See accompanying notes.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2012

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

Operating results for the three and six-month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. We encourage you to refer to our consolidated financial statements and notes for the year ended December 31, 2011 included in our Annual Report on Form 10-K for a complete description of our material accounting policies. Also included in the Form 10-K is a description of areas of judgments and estimates and other information necessary to understand our financial position and results of operations.

See Note 2 for information on the recent sale of our former subsidiary, EquiTrust Life Insurance Company (EquiTrust Life). Financial results of this business component have been reclassified in the prior period financial statements and excluded from the notes to the consolidated financial statements, unless otherwise noted.

Adoption of Recent Accounting Pronouncements

Effective January 1, 2012, we adopted guidance issued by the Financial Accounting Standards Board (FASB) related to accounting for costs associated with acquiring or renewing insurance contracts. This guidance defines allowable deferred acquisition costs as the incremental direct cost of contract acquisition and certain costs related directly to underwriting, policy issuance and processing. This guidance also allows for the deferral of advertising costs if directly linked to a sale. We have applied the guidance retrospectively, resulting in a reduction to stockholders' equity of $75.8 million at January 1, 2012 and $101.7 million at January 1, 2011. Income from continuing operations for the second quarter of 2011 was reduced by $0.6 million ($0.02 per basic and diluted common share), and $1.5 million ($0.05 per basic and diluted common share) for the six months ended June 30, 2011. Income from discontinued operations for the second quarter of 2011 was reduced by $0.7 million ($0.02 per basic and diluted common share) and $1.3 million ($0.04 per basic and diluted common share) for the six months ended June 30, 2011. The following tables present the effect of the change on financial statement line items for prior periods that were retrospectively adjusted:

Consolidated Balance Sheet

	December 31, 2011
	Prior to Adoption	Currently Reported	Impact
	(Dollars in thousands)
Assets:
Deferred acquisition costs	$376,797	$260,256	$(116,541)
Liabilities:
Deferred income taxes	141,130	100,341	(40,789)
Stockholders' equity:
Accumulated other comprehensive income	149,622	177,845	28,223
Retained earnings	988,238	884,263	(103,975)
Impact to stockholders' equity			$(75,752)

June 30, 2012

Consolidated Statements of Comprehensive Income

	Three months ended June 30, 2011			Six months ended June 30, 2011
	Prior to Adoption	Currently Reported	Impact	Prior to Adoption	Currently Reported	Impact
	(Dollars in thousands)
Benefits and expenses:
Underwriting, acquisition and insurance expenses	$26,314	$27,252	$(938)	$58,253	$60,503	$(2,250)
Income taxes	10,683	10,355	328	19,460	18,673	787
Income from continuing operations			(610)			(1,463)
Discontinued operations:
Income from discontinued operations	12,696	11,997	(699)	19,551	18,264	(1,287)
Net income attributable to FBL Financial Group, Inc.			$(1,309)			$(2,750)

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

2. Discontinued Operations

On December 30, 2011, we sold our wholly-owned subsidiary, EquiTrust Life. The loss on sale of subsidiary recorded during 2012 includes a $3.5 million pre-tax reduction in the preliminary purchase price due to post-closing adjustments based on a final statutory net worth reconciliation. The adoption of new accounting guidance related to deferred acquisition costs discussed in Note 1 reduced the loss on sale reported in the fourth quarter of 2011 by $14.4 million, after tax. The total after-tax loss on the sale of EquiTrust Life after these adjustments was $56.4 million.

As a result of the sale, our consolidated financial statements are presented to reflect the operations of the component sold as discontinued operations. A summary of income (loss) from discontinued operations is as follows:

Condensed Statements of Income (Loss) from Discontinued Operations

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Revenues	$—	$107,997	$—	$244,892
Benefits and expenses	(129)	(86,035)	(320)	(210,011)
Interest expense allocation	—	(3,477)	(855)	(7,199)
Equity income	—	534	—	1,563
Income taxes	45	(7,022)	411	(10,981)
Income (loss) from discontinued operations	$(84)	$11,997	$(764)	$18,264

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

June 30, 2012

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

3. Investment Operations

Fixed Maturity and Equity Securities

Available-For-Sale Fixed Maturity and Equity Securities by Investment Category

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit losses on other-than-temporary impairments (1)
	(Dollars in thousands)
Fixed maturities:
Corporate (2)	$2,768,789	$339,359	$(22,628)	$3,085,520	$(5,979)
Residential mortgage-backed	685,036	40,791	(13,201)	712,626	(10,914)
Commercial mortgage-backed	473,628	48,195	(8,588)	513,235	—
Other asset-backed	486,935	8,281	(22,239)	472,977	(8,153)
Collateralized debt obligation (3)	20	—	—	20	—
United States Government and agencies	43,545	7,433	—	50,978	—
State, municipal and other governments	1,048,487	135,121	(3,080)	1,180,528	—
Total fixed maturities	$5,506,440	$579,180	$(69,736)	$6,015,884	$(25,046)

Equity securities:
Non-redeemable preferred stocks	$41,014	$2,461	$(814)	$42,661	$—
Common stocks	26,423	457	—	26,880	—
Total equity securities	$67,437	$2,918	$(814)	$69,541	$—

June 30, 2012

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit losses on other-than-temporary impairments (1)
	(Dollars in thousands)
Fixed maturities :
Corporate (2)	$2,650,113	$290,688	$(42,654)	$2,898,147	$(6,592)
Residential mortgage-backed	652,585	39,789	(16,435)	675,939	(2,028)
Commercial mortgage-backed	452,980	46,935	(9,020)	490,895	—
Other asset-backed	392,182	2,058	(26,080)	368,160	(10,205)
Collateralized debt obligation (3)	270	—	—	270	—
United States Government and agencies	45,231	7,446	—	52,677	—
State, municipal and other governments	996,633	92,968	(5,139)	1,084,462	—
Total fixed maturities	$5,189,994	$479,884	$(99,328)	$5,570,550	$(18,825)

Equity securities:
Non-redeemable preferred stocks	$33,149	$1,777	$(524)	$34,402	$—
Common stocks	22,548	482	—	23,030	—
Total equity securities	$55,697	$2,259	$(524)	$57,432	$—

(1)	Non-credit losses, subsequent to the initial impairment measurement date, on other-than-temporary impairments are included in the gross unrealized gains and losses columns above.

(2)
Corporate securities include hybrid preferred securities with a carrying value of $122.3 million at June 30, 2012 and $116.7 million at December 31, 2011. Corporate securities also include redeemable preferred stock with a carrying value of $5.9 million at June 30, 2012 and $5.5 million at December 31, 2011.

(3)
The collateralized debt obligation includes an embedded credit derivative; accordingly, changes in its fair value are realized as derivative income (loss) which is included within net investment income in the consolidated statements of comprehensive income.

Short-term investments have been excluded from the above schedules as amortized cost approximates fair value for these securities.

Available-For-Sale Fixed Maturities by Maturity Date

	June 30, 2012
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due in one year or less	$67,372	$68,838
Due after one year through five years	522,332	555,188
Due after five years through ten years	1,243,533	1,395,835
Due after ten years	2,027,604	2,297,185
	3,860,841	4,317,046
Mortgage-backed and other asset-backed	1,645,599	1,698,838
Total fixed maturities	$5,506,440	$6,015,884

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Fixed maturities not due at a single maturity date have been included in the above table in the year of final contractual maturity.

June 30, 2012

Net Unrealized Gains (Losses) on Investments in Accumulated Other Comprehensive Income

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Net unrealized appreciation on:
Fixed maturities - available for sale	$509,444	$380,556
Equity securities - available for sale	2,104	1,735
	511,548	382,291
Adjustments for assumed changes in amortization pattern of:
Deferred acquisition costs	(150,069)	(104,875)
Value of insurance in force acquired	(14,017)	(12,281)
Unearned revenue reserve	11,177	8,312
Provision for deferred income taxes	(125,519)	(95,688)
	233,120	177,759
Proportionate share of net unrealized investment losses of equity investees	(13)	(13)
Net unrealized investment gains	$233,107	$177,746

Net unrealized investment gains and losses are recorded net of deferred income taxes and other adjustments for assumed changes in the amortization pattern of deferred acquisition costs, value of insurance in force acquired and unearned revenue reserve. Subsequent changes in fair value of securities, for which a previous non-credit other-than-temporary impairment loss was recognized in accumulated other comprehensive income, are reported along with changes in fair value for which no other-than-temporary impairment losses were previously recognized.

Fixed Maturity and Equity Securities with Unrealized Losses by Length of Time

	June 30, 2012
	Less than one year		One year or more		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$134,895	$(3,570)	$131,827	$(19,058)	$266,722	$(22,628)	32.5%
Residential mortgage-backed	59,923	(600)	56,226	(12,601)	116,149	(13,201)	18.9
Commercial mortgage-backed	23,471	(233)	57,050	(8,355)	80,521	(8,588)	12.3
Other asset-backed	82,135	(2,009)	53,945	(20,230)	136,080	(22,239)	31.9
State, municipal and other governments	26,470	(98)	15,323	(2,982)	41,793	(3,080)	4.4
Total fixed maturities	$326,894	$(6,510)	$314,371	$(63,226)	$641,265	$(69,736)	100.0%

Equity securities:
Non-redeemable preferred stocks	$2,994	$(6)	$7,191	$(808)	$10,185	$(814)
Total equity securities	$2,994	$(6)	$7,191	$(808)	$10,185	$(814)

June 30, 2012

	December 31, 2011
	Less than one year		One year or more		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$248,879	$(9,787)	$134,913	$(32,867)	$383,792	$(42,654)	42.9%
Residential mortgage-backed	19,923	(293)	56,309	(16,142)	76,232	(16,435)	16.5
Commercial mortgage-backed	44,732	(3,872)	39,790	(5,148)	84,522	(9,020)	9.1
Other asset-backed	82,801	(3,632)	49,580	(22,448)	132,381	(26,080)	26.3
State, municipal and other governments	2,932	(45)	50,328	(5,094)	53,260	(5,139)	5.2
Total fixed maturities	$399,267	$(17,629)	$330,920	$(81,699)	$730,187	$(99,328)	100.0%

Equity securities:
Non-redeemable preferred stocks	$2,878	$(122)	$7,598	$(402)	$10,476	$(524)
Total equity securities	$2,878	$(122)	$7,598	$(402)	$10,476	$(524)

Included in the above tables are 208 securities from 166 issuers at June 30, 2012 and 249 securities from 204 issuers at December 31, 2011. The unrealized losses in fixed maturities are primarily due to wider spreads between the risk-free and corporate and other bond yields relative to the spreads when the securities were purchased. We do not intend to sell or believe we will be required to sell any of our impaired fixed maturity securities before recovery of their amortized cost basis. The following summarizes the more significant unrealized losses of fixed maturities and equity securities by investment category as of June 30, 2012.

Corporate securities: The largest losses remain in the finance sector ($135.2 million carrying value and $15.3 million unrealized loss). The largest unrealized losses in the finance sector were in the banking ($85.6 million carrying value and $12.3 million unrealized loss) and the insurance ($20.7 million carrying value and $1.3 million unrealized loss) sub-sectors. The unrealized losses across the finance sector are primarily attributable to a general widening in spread levels relative to the spreads at which we acquired the securities. Finance sector spreads have narrowed but remain historically wide in comparison to the narrowing experienced in the remaining sectors, contributing to the proportionately larger amount of unrealized losses for this sector. Unrealized losses on the remaining corporate securities are generally due to spread widening among several individual issuers.

Residential mortgage-backed securities: The unrealized losses on residential mortgage-backed securities were caused primarily by continued uncertainty regarding mortgage defaults on Alt-A loans. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on mortgages and other assets backing the securities.

Commercial mortgage-backed securities: The unrealized losses on commercial mortgage-backed securities were caused primarily by spread widening and industry concerns regarding the potential for future commercial mortgage defaults. The contractual cash flows of these investments are based on mortgages backing the securities. Unrealized losses on military housing bonds were mainly attributed to a limited number of investors and negative publicity regarding this sector. The military housing bonds are also impacted by lack of printed underlying ratings on insured bonds.

Other asset-backed securities: The unrealized losses on other asset-backed securities were caused primarily by concerns regarding defaults on subprime mortgages and home equity loans. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on mortgages and other assets backing the securities.

State, municipal and other governments: The unrealized losses on state, municipal and other governments were primarily caused by general spread widening relative to spreads at which we acquired the bonds. The decline in fair value is primarily attributable to increased spreads on lower-rated bonds and market concerns regarding specific areas of the sector.

Equity securities: Our gross unrealized losses were on investment grade non-redeemable perpetual preferred securities within the finance sector. These securities provide periodic cash flows, contain call features and are similarly rated and priced like other long-term callable bonds and are evaluated for other-than-temporary impairment similar to fixed maturities. The decline in fair value is primarily attributable to market concerns regarding the sector. We have evaluated the near-term prospects of our

June 30, 2012

equity securities in relation to the severity and duration of their impairment and based on that evaluation have the ability and intent to hold these investments until recovery of fair value.

Excluding mortgage and asset-backed securities, no securities from the same issuer had an aggregate unrealized loss in excess of $4.5 million at June 30, 2012, with the largest unrealized loss from hybrid Tier 1 capital bonds in the financial sector. With respect to mortgage and asset-backed securities not backed by the United States Government, no securities from the same issuer had an aggregate unrealized loss in excess of $9.0 million at June 30, 2012, which consists of three different securities from the same issuer that are backed by different pools of Alt-A residential mortgage loans. All three of the securities are rated non-investment grade and the largest unrealized loss totaled $5.2 million.

The carrying values of all our investments are reviewed on an ongoing basis for credit deterioration. When our review indicates a decline in fair value for a fixed maturity security is other-than-temporary and we do not intend to sell or believe we will be required to sell the security before recovery of our amortized cost, a specific write down is charged to earnings for the credit loss and a specific charge is recognized in accumulated other comprehensive income for the non-credit loss component. If we intend to sell or believe we will be required to sell a fixed maturity security before its recovery, the full amount of the impairment write down to fair value is charged to earnings. For all equity securities, the full amount of an other-than-temporary impairment write down is recognized as a realized loss on investments in the consolidated statements of comprehensive income and the new cost basis for the security is equal to its fair value.

We monitor the financial condition and operations of the issuers of fixed maturities and equity securities that could potentially have a credit impairment that is other-than-temporary. In determining whether or not an unrealized loss is other-than-temporary, we review factors such as:

•	historical operating trends;

•	business prospects;

•	status of the industry in which the company operates;

•	analyst ratings on the issuer and sector;

•	quality of management;

•	size of unrealized loss;

•	level of current market interest rates compared to market interest rates when the security was purchased; and

•	length of time the security has been in an unrealized loss position.

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

June 30, 2012

	Six months ended June 30,
	2012	2011
	(Dollars in thousands)
Balance at beginning of period	$(22,746)	$(29,603)
Increases for which an impairment was not previously recognized	(847)	—
Increases to previously impaired investments	—	(1,905)
Reductions due to investments sold	85	59
Reductions due to intent to sell investments	40	273
Balance at end of period	$(23,468)	$(31,176)

Realized Gains (Losses) - Recorded in Income

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Realized gains (losses) on sales of investments
Fixed maturities:
Gross gains	$4,227	$2,235	$4,648	$4,485
Gross losses	(21)	(164)	(435)	(164)
Equity securities	205	—	310	—
Mortgage loans	—	—	767	—
Securities and indebtedness of related parties	—	—	—	10
Impairment losses recognized in earnings:
Credit-related portion of fixed maturity losses (1)	—	(1,192)	(847)	(1,905)
Other credit-related (2)	(3,679)	(889)	(4,354)	(2,328)
Realized gains (losses) on investments recorded in income	$732	$(10)	$89	$98

(1)
Amount represents the credit-related losses recognized for fixed maturities which were not written down to fair value. As discussed above the non-credit portion of the losses have been recognized in other comprehensive income.

(2)	Amount represents credit-related losses for mortgage loans, real estate and fixed maturities written down to fair value.

Proceeds from sales of fixed maturities totaled $68.0 million at June 30, 2012 and $51.1 million at June 30, 2011.

Realized gains and losses on sales of investments are determined on the basis of specific identification.

Mortgage Loans

Our mortgage loan portfolio consists principally of commercial mortgage loans that we have originated. Our lending policies require that the loans be collateralized by the value of the related property, establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. We originate loans with an initial loan-to-value ratio that provides sufficient excess collateral to absorb losses should we be required to foreclose and take possession of the collateral. In order to identify impairment losses timely, management maintains and reviews a watch list of mortgage loans that have heightened risk. These loans may include those with borrowers delinquent on contractual payments, borrowers experiencing financial difficulty, increases in rental real estate vacancies and significant declines in collateral value. We evaluate each of our mortgage loans individually and establish an allowance as needed for possible losses against our mortgage loan portfolio. An allowance is needed for loans in which we do not believe we will collect all amounts due according to the contractual terms of the respective loan agreements or a modification which has been classified as a troubled debt restructuring.

Any loans delinquent on contractual payments are considered non-performing. Non-performing loans totaled $16.8 million at June 30, 2012 and $18.9 million at December 31, 2011. At June 30, 2012, there were two non-performing loans over 90 days past due on contractual payments with a carrying value of $16.8 million. At December 31, 2011, there were three non-performing loans over 90 days past due on contractual payments with a carrying value of $18.9 million. During the first quarter of 2012, we foreclosed on one non-performing loan with a book value of $2.1 million at December 31, 2011 and took possession of the real estate with an appraised value of $2.4 million . We discontinued the accrual of interest on the two loans totaling $16.8 million at June 30, 2012 and two loans totaling $4.0 million at December 31, 2011.

June 30, 2012

Mortgage Loans by Collateral Type

	June 30, 2012		December 31, 2011
Collateral Type	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
Office	$226,283	41.4%	$234,853	42.5%
Retail	190,668	34.9	178,954	32.4
Industrial	120,974	22.2	130,498	23.6
Other	8,026	1.5	8,054	1.5
Total	$545,951	100.0%	$552,359	100.0%

Mortgage Loans by Geographic Location within the United States

	June 30, 2012		December 31, 2011
Region of the United States	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
South Atlantic	$167,507	30.7%	$162,363	29.4%
Pacific	96,913	17.8	99,486	18.0
East North Central	85,311	15.6	93,159	16.9
West North Central	71,213	13.0	70,277	12.7
West South Central	43,748	8.0	49,184	8.9
Mountain	28,987	5.3	28,099	5.1
Other	52,272	9.6	49,791	9.0
Total	$545,951	100.0%	$552,359	100.0%

Mortgage Loans by Loan-to-Value Ratio

	June 30, 2012		December 31, 2011
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
0% - 50%	$179,411	32.9%	$144,915	26.2%
51% - 60%	135,273	24.8	172,318	31.2
61% - 70%	175,700	32.2	171,146	31.0
71% - 80%	53,677	9.8	55,247	10.0
81% - 90%	1,890	0.3	8,733	1.6
Total	$545,951	100.0%	$552,359	100.0%

Loan-to-value ratio uses the most recent appraised value. Appraisals are updated when there is indication of a possible significant collateral decline or loan modification and refinance requests.

June 30, 2012

Mortgage Loans by Year of Origination

	June 30, 2012		December 31, 2011
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
2012	$23,860	4.4%	$—	—%
2011	48,000	8.8	48,557	8.8
2010	28,009	5.1	28,578	5.2
2008	71,311	13.1	72,246	13.1
2007 and prior	374,771	68.6	402,978	72.9
Total	$545,951	100.0%	$552,359	100.0%

Impaired Mortgage Loans

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Recorded investment	$8,688	$6,294
Unpaid principal balance	10,067	8,053
Related allowance	1,379	1,759

Allowance on Mortgage Loans
	Six months ended June 30,
	2012	2011
	(Dollars in thousands)
Balance at beginning of period	$1,759	$1,759
Allowances established	20	—
Charge offs	(400)	—
Balance at end of period	$1,379	$1,759

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

	June 30, 2012		December 31, 2011
	Carrying Value	Maximum Exposure to Loss	Carrying Value	Maximum Exposure to Loss
	(Dollars in thousands)
Real estate limited partnerships	$17,861	$17,861	$17,948	$17,948

We did not have any commitments for further fundings to investees designated as VIEs as of June 30, 2012 or December 31, 2011.

Other

At June 30, 2012, we had committed to provide $43.5 million of additional funds for our investments in low income housing tax credit limited partnerships.

4. Derivative Instruments

As discussed in Note 2, the make-whole redemption feature of our unaffiliated senior notes was an embedded derivative based on U.S. Treasury yields at December 31, 2011. This derivative liability had a fair value of $33.1 million at December 31, 2011

June 30, 2012

and zero at June 30, 2012 due to the repayment of debt during the first quarter. The derivative liability was reported in other liabilities in the consolidated balance sheet. The change in fair value is included in the loss on debt redemption line in the consolidated statements of comprehensive income.

We are not significantly involved in hedging activities and have limited exposure to derivatives. We do not apply hedge accounting to any of our derivative positions. Derivative assets, which are primarily reported in reinsurance recoverable and other investments, totaled $4.3 million at June 30, 2012 and $3.7 million at December 31, 2011. Our derivative assets consist of derivatives embedded within our modified coinsurance agreements, collateralized debt obligation and call options which provide an economic hedge for a small block of index annuity contracts. Derivative liabilities, excluding the make-whole redemption feature, totaled $0.4 million at June 30, 2012 and December 31, 2011 and include derivatives embedded within our index annuity contracts and derivatives embedded within our modified coinsurance agreements. The net gain (loss) recognized on these derivatives for the three-month period was ($0.1) million for 2012 and $1.0 million for 2011 and for the six-month period, was $0.3 million for 2012 and $0.6 million for 2011.

During prior years we held interest rate swaps to manage the interest rate risk associated with a portion of our flexible premium deferred annuity contracts. A $50.0 million notional amount interest rate swap associated with the deferred annuity contracts matured on June 1, 2011.

5. Fair Values

The carrying and estimated fair values of our financial instruments are as follows:

Fair Values and Carrying Values

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Assets
Fixed maturities - available for sale	$6,015,884	$6,015,884	$5,570,550	$5,570,550
Equity securities - available for sale	69,541	69,541	57,432	57,432
Mortgage loans	545,951	590,475	552,359	581,273
Policy loans	175,200	230,740	172,368	229,202
Other investments	242	242	84	84
Cash, cash equivalents and short-term investments	197,385	197,385	338,095	338,095
Restricted debt defeasance trust assets	—	—	211,627	211,627
Reinsurance recoverable	4,039	4,039	3,391	3,391
Assets held in separate accounts	617,538	617,538	603,903	603,903

Liabilities
Future policy benefits	$3,192,200	$3,331,620	$2,963,374	$2,944,748
Supplemental contracts without life contingencies	361,733	334,767	359,663	311,355
Advance premiums and other deposits	211,727	211,727	200,353	200,353
Short-term debt	—	—	174,258	175,000
Long-term debt	146,973	108,982	146,968	101,670
Other liabilities	2,195	2,195	33,208	33,208
Liabilities related to separate accounts	617,538	607,448	603,903	592,813

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

June 30, 2012

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

Level 2 fixed maturities consist of corporate, mortgage and other asset-backed, United States Government agencies and private placement securities with observable market data, and in some circumstances recent trade activity. When quoted prices of identical assets in active markets are not available, our first priority is to obtain prices from third party pricing vendors. We have regular interaction with these vendors to ensure we understand their pricing methodologies and to confirm they are utilizing observable market information. Their methodologies vary by asset class and include inputs such as estimated cash flows, benchmark yields, reported trades, broker quotes, credit quality, industry events and economic events. Fixed maturities with validated prices from pricing services, which includes the majority of our public fixed maturities in all asset classes, are generally reflected in Level 2.

Also included in Level 2 are corporate bonds where quoted market prices are not available, for which an internal model using substantially all observable inputs or a matrix pricing valuation approach is used. In the matrix approach, securities are grouped into pricing categories that vary by sector, rating and average life. Each pricing category is assigned a risk spread based on studies of observable public market data. The expected cash flows of the security are then discounted back at the current Treasury curve plus the appropriate risk spread.

Level 3 fixed maturities include private placements as well as corporate, mortgage and other asset-backed and state and municipal securities for which there is little or no current market data available. We use external pricing sources, or if prices are not available will estimate fair value internally. Fair values of private investments in Level 3 are determined by reference to public market, private transactions or valuations for comparable companies or assets in the relevant asset class when such amounts are available. For other securities where an exit price based on relevant observable inputs is not obtained, the fair value is determined using a matrix calculation. Fair values estimated through use of matrix pricing methods rely on an estimate of credit spreads to a risk free U.S. Treasury yield. Selecting the credit spread requires judgment based on an understanding of the security and may include a market liquidity premium. Our selection of comparable companies as well as the level of spread requires significant judgment. Increases in spreads used in our matrix models, or those used to value comparable companies, will result in a decrease in discounted cash flows used, and accordingly in the estimated fair value of the security.

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

June 30, 2012

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

Mortgage loans:

Mortgage loans are not measured at fair value on a recurring basis. Mortgage loans are a Level 3 measurement as there is no current market for the loans. The fair value of our mortgage loans is estimated internally using a matrix pricing approach which we would expect to use to evaluate a seasoned loan portfolio. Along with specific loan terms, two key management assumptions are required including the risk rating of the loan (our current rating system A-highest quality, B-moderate quality, C-low quality and W-watch or F-foreclosure) and estimated spreads for new loans over the U.S. Treasury yield curve. Spreads are updated quarterly and loans are reviewed and rated annually with quarterly adjustments should significant changes occur. Our determination of each loan's risk rating as well as selection of the credit spread requires significant judgment. A higher risk rating, as well as an increase in spreads, would result in a decrease in discounted cash flows used, and accordingly the fair value of the loan.

Policy loans:

Policy loans are not measured at fair value on a recurring basis. Policy loans are a Level 3 measurement as there is no current market since they are specifically tied to the underlying insurance policy. The loans are relatively risk free as they cannot exceed the cash surrender value of the insurance policy. Fair values are estimated by discounting expected

June 30, 2012

cash flows using a risk-free interest rate based on the U.S. Treasury curve. An increase in spreads would result in a decrease in discounted cash flows used, and accordingly the fair value of the loan.

Other investments:

Level 2 other investments include call options with fair values based on counterparty market prices adjusted for a credit component of the counterparty.

Cash, cash equivalents and short-term investments:

Level 1 cash, cash equivalents and short-term investments are highly liquid instruments for which historical cost approximates fair value.

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

Short-term and long-term debt:

Short-term and long-term debt are not measured at fair value on a recurring basis. Short-term and long-term debt are a Level 3 measurement. The fair value of our outstanding debt excluding our short-term debt at December 31, 2011, is estimated using a discounted cash flow method based on the market's assessment or our current incremental borrowing rate for similar types of borrowing arrangements adjusted, as needed, to reflect our credit risk. Fair value of the short-term debt in 2011 was equal to the par value as the related fair value for the make-whole redemption price is reflected as an embedded derivative in other liabilities. Our selection of the credit spread requires significant judgment. A decrease in the spread will increase the estimated fair value of the outstanding debt.

June 30, 2012

Other liabilities:

Level 2 other liabilities include the embedded derivatives in our modified coinsurance contracts under which we cede business. Fair values for the embedded derivatives are based on the difference between the fair value and the cost basis of the underlying fixed maturities. Level 2 other liabilities may also include a short-term stock repurchase obligation, originating prior to the end of the reporting period, but settled in cash for its carrying amount subsequent to the reporting period. Its carrying value approximates its fair value.

Level 3 other liabilities include an embedded derivative related to the make-whole redemption feature of our unaffiliated Senior Notes. Fair value was determined using a discounted cash flow valuation analysis based on applicable U.S. Treasury rates and make-whole spread.

Liabilities related to separate accounts:

Separate account liabilities are not measured at fair value on a recurring basis. Level 3 separate account liabilities' fair value is based on the cash surrender value of the underlying contract, which is the cost we would incur the extinguish the liability.

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels

	June 30, 2012
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Corporate securities	$—	$2,991,596	$93,924	$3,085,520
Residential mortgage-backed securities	—	712,626	—	712,626
Commercial mortgage-backed securities	—	499,983	13,252	513,235
Other asset-backed securities	—	441,472	31,505	472,977
Collateralized debt obligation	—	—	20	20
United States Government and agencies	15,206	27,075	8,697	50,978
State, municipal and other governments	—	1,176,424	4,104	1,180,528
Non-redeemable preferred stocks	—	36,355	6,306	42,661
Common stocks	2,668	24,212	—	26,880
Other investments	—	242	—	242
Cash, cash equivalents and short-term investments	197,385	—	—	197,385
Reinsurance recoverable	—	4,039	—	4,039
Assets held in separate accounts	617,538	—	—	617,538
Total assets	$832,797	$5,914,024	$157,808	$6,904,629

Liabilities
Future policy benefits - index annuity embedded derivatives	$—	$—	$314	$314
Other liabilities	—	102	—	102
Total liabilities	$—	$102	$314	$416

June 30, 2012

	December 31, 2011
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Corporate securities	$—	$2,791,735	$106,412	$2,898,147
Residential mortgage-backed securities	—	668,228	7,711	675,939
Commercial mortgage-backed securities	—	462,996	27,899	490,895
Other asset-backed securities	—	254,702	113,458	368,160
Collateralized debt obligation	—	—	270	270
United States Government and agencies	15,421	24,668	12,588	52,677
State, municipal and other governments	—	1,072,418	12,044	1,084,462
Non-redeemable preferred stocks	—	19,955	14,447	34,402
Common stocks	3,078	19,952	—	23,030
Other investments	—	84	—	84
Cash, cash equivalents and short-term investments	338,095	—	—	338,095
Restricted debt defeasance trust assets	211,627	—	—	211,627
Reinsurance recoverable	—	3,391	—	3,391
Assets held in separate accounts	603,903	—	—	603,903
Total assets	$1,172,124	$5,318,129	$294,829	$6,785,082

Liabilities
Future policy benefits - index annuity embedded derivatives	$—	$—	$302	$302
Other liabilities	—	64	33,144	33,208
Total liabilities	$—	$64	$33,446	$33,510

Level 3 Fixed Maturities on a Recurring Basis by Valuation Source

	June 30, 2012
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$65,069	$28,855	$93,924
Commercial mortgage-backed securities	13,252	—	13,252
Other asset-backed securities	31,505	—	31,505
Collateralized debt obligation	—	20	20
United States Government and agencies	8,697	—	8,697
State, municipal and other governments	276	3,828	4,104
Total	$118,799	$32,703	$151,502
Percent of total	78.4%	21.6%	100.0%

June 30, 2012

	December 31, 2011
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$77,588	$28,824	$106,412
Residential mortgage-backed securities	7,711	—	7,711
Commercial mortgage-backed securities	27,899	—	27,899
Other asset-backed securities	113,458	—	113,458
Collateralized debt obligation	270	—	270
United States Government and agencies	12,588	—	12,588
State, municipal and other governments	8,164	3,880	12,044
Total	$247,678	$32,704	$280,382
Percent of total	88.3%	11.7%	100.0%

Quantitative Information about Level 3 Fair Value Measurements - Recurring Basis

	June 30, 2012
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$51,666	Discounted cash flow	Credit spread	1.02% - 10.10% (5.99%)
Commercial mortgage-backed	13,252	Discounted cash flow	Credit spread	4.35% - 4.85% (4.51%)
Other asset-backed securities	19,729	Discounted cash flow	Credit spread	2.92% - 6.27% (5.02%)
State, municipal and other governments	4,104	Discounted cash flow	Credit spread	2.40% - 4.45% (3.73%)
Non-redeemable preferred stocks	6,306	Discounted cash flow	Credit spread	7.37% (7.37%)
Total Assets	$95,057

Liabilities
Future policy benefits - index annuity embedded derivatives	$314	Discounted cash flow	Credit risk Risk margin	1.50% - 3.00% (2.25%) 0.15% - 0.40% (0.25%)

The table above excludes certain securities for which the fair value was based on non-binding broker quotes where we could not reasonably obtain the quantitative unobservable inputs.

June 30, 2012

Level 3 Financial Instruments Changes in Fair Value Recurring Basis

	June 30, 2012
				Realized and unrealized gains (losses), net
	Balance, December 31, 2011	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Amort-ization included in net income	Balance, June 30, 2012
	(Dollars in thousands)
Assets
Corporate securities	$106,412	$—	$(7,184)	$1	$1,577	$8,430	$(15,295)	$(17)	$93,924
Residential mortgage-backed securities	7,711	—	—	—	—	—	(7,711)	—	—
Commercial mortgage-backed securities	27,899	—	(156)	—	(424)	—	(14,055)	(12)	13,252
Other asset-backed securities	113,458	16,709	(3,058)	—	630	—	(96,545)	311	31,505
Collateralized debt obligation	270	—	—	(250)	—	—	—	—	20
United States Government and agencies	12,588	—	—	—	117	—	(4,010)	2	8,697
State, municipal and other governments	12,044	—	(48)	—	(47)	—	(7,845)	—	4,104
Non-redeemable preferred stocks	14,447	—	(5,105)	105	(336)	—	(2,805)	—	6,306
Total Assets	$294,829	$16,709	$(15,551)	$(144)	$1,517	$8,430	$(148,266)	$284	$157,808

Liabilities
Future policy benefits - index annuity embedded derivatives	$302	$—	$(18)	$—	$30	$—	$—	$—	$314
Other liabilities-Senior Notes make-whole redemption embedded derivative	33,144	—	(33,144)	—	—	—	—	—	—
Total Liabilities	$33,446	$—	$(33,162)	$—	$30	$—	$—	$—	$314

June 30, 2012

	June 30, 2011
				Realized and unrealized gains (losses), net
	Balance, December 31, 2010	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Net transfers into Level 3 (2)	Net transfers out of Level 3 (2)	Amort-ization included in net income	Balance, June 30, 2011
	(Dollars in thousands)
Assets
Corporate securities	$117,164	$5,000	$(2,241)	$(1,000)	$965	$2,079	$(27,433)	$1	$94,535
Residential mortgage-backed securities	11,895	—	(2,704)	—	(107)	—	—	(40)	9,044
Commercial mortgage-backed securities	32,088	12,701	(133)	—	494	—	(16,236)	(17)	28,897
Other asset-backed securities	15,247	33,391	(1,300)	(528)	1,144	—	(7,758)	226	40,422
Collateralized debt obligation	1,220	—	—	560	—	—	—	—	1,780
United States Government and agencies	8,188	—	—	—	104	—	—	3	8,295
State, municipal and other governments	12,694	—	(45)	—	75	—	(4,427)	—	8,297
Non-redeemable preferred stocks	9,150	—	—	—	1,441	—	—	—	10,591
Total	$207,646	$51,092	$(6,423)	$(968)	$4,116	$2,079	$(55,854)	$173	$201,861

Liabilities
Future policy benefits - index annuity embedded derivatives	$375	$—	$(11)	$—	$(31)	$—	$—	$—	$333
Total Liabilities	$375	$—	$(11)	$—	$(31)	$—	$—	$—	$333

(1)
Transfers into Level 3 represent assets previously priced using an external pricing service with access to observable inputs no longer available and therefore, were priced using non-binding broker quotes. During the first quarter of 2012, we began using an external pricing service with access to observable inputs for a portion of our Level 3 investments for which non-binding broker quotes were previously used to estimate fair value. We believe the change in pricing sources is appropriate, and consistent with our pricing waterfall policy to use higher level valuation methods when available. There were no transfers between Level 1 and Level 2 during 2012.

(2)
Transfers into Level 3 represent assets previously priced using an external pricing service with access to observable inputs no longer available and therefore, were priced using non-binding broker quotes. Transfers out of Level 3 include those assets that we are now able to obtain pricing from a third party pricing vendor that uses observable inputs. There were no transfers between Level 1 and Level 2 during 2011.

June 30, 2012

Valuation of our Financial Instruments Not Reported at Fair Value by Hierarchy Levels

	June 30, 2012
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$590,475	$590,475
Policy loans	—	—	230,740	230,740
Total assets	$—	$—	$821,215	$821,215

Liabilities
Future policy benefits	$—	$—	$3,331,306	$3,331,306
Supplemental contracts without life contingencies	—	—	334,767	334,767
Advance premiums and other deposits	—	—	211,727	211,727
Long-term debt	—	—	108,982	108,982
Other liabilities	—	2,093	—	2,093
Liabilities related to separate accounts	—	—	607,448	607,448
Total liabilities	$—	$2,093	$4,594,230	$4,596,323

Level 3 Financial Instruments Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis, generally mortgage loans or real estate which have been deemed to be impaired as of the end of the reporting period. No assets were carried at fair value on a nonrecurring basis at June 30, 2012 or December 31, 2011.

6. Defined Benefit Plan

We participate with several affiliates and an unaffiliated organization in various multiemployer defined benefit plans. Our share of net periodic pension cost for the plans are recorded as expense in our consolidated statements of comprehensive income.

Components of Net Periodic Pension Cost for FBL and Affiliates Combined

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Service cost	$2,140	$2,049	$4,280	$4,098
Interest cost	3,466	3,459	6,932	6,918
Expected return on assets	(3,520)	(3,461)	(7,040)	(6,922)
Amortization of prior service cost	103	375	206	750
Amortization of actuarial loss	2,644	1,973	5,288	3,946
Net periodic pension cost	$4,833	$4,395	$9,666	$8,790

FBL Financial Group, Inc. share of net periodic pension costs (1)	$1,750	$1,687	$3,500	$3,375

(1)	Includes amounts applicable to discontinued operations for the 2011 periods.

7. Commitments and Contingencies

Legal Proceedings

In the normal course of business, we may be involved in litigation where damages are alleged that are substantially in excess of contractual policy benefits or certain other agreements. In recent years, companies in the life insurance and annuity business

June 30, 2012

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

During the first quarter of 2012, we conducted a modified “Dutch Auction” tender offer to repurchase up to $140.0 million of our Class A common stock. The tender offer expired on March 27, 2012 partially subscribed, resulting in a commitment to repurchase 2,554,683 shares for $89.4 million. Separately, we entered into an agreement with our majority shareholder, Iowa Farm Bureau Federation (“IFBF”), to repurchase up to 1,000,000 shares of its Class A common stock with pro rata adjustments dependent on the outcome of the tender offer discussed above. The expiration of the tender offer on March 27, 2012, resulted in a commitment to repurchase 638,671 shares from IFBF for $22.4 million. The $111.8 million stock repurchase obligation under these two agreements was settled during April 2012. In addition to the funds paid to our shareholders, direct transaction costs of $0.9 million were incurred during the first quarter 2012 related to these two share repurchases. Furthermore, we repurchased 909,242 shares in the open market for $23.8 million during the six months ended June 30, 2012.

June 30, 2012

9. Earnings per Share

Computation of Earnings Per Common Share
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share data)
Numerator:
Net income attributable to FBL Financial Group, Inc.	$20,291	$36,239	$36,878	$61,290
Less: Net income (loss) from discontinued operations	(84)	11,997	(3,016)	18,264
Less: Dividends on Series B preferred stock	37	37	75	75
Income available to common stockholders from continuing operations	$20,338	$24,205	$39,819	$42,951

Denominator:
Weighted average shares - basic	27,437,027	30,732,936	28,982,937	30,673,184
Effect of dilutive securities - stock-based compensation	267,446	473,995	372,929	492,221
Weighted average shares - diluted	27,704,473	31,206,931	29,355,866	31,165,405

Earnings per common share:
Income from continuing operations	$0.74	$0.79	$1.37	$1.40
Income (loss) from discontinued operations	—	0.39	(0.10)	0.60
Total earnings per share	$0.74	$1.18	$1.27	$2.00

Earnings per common share - assuming dilution:
Income from continuing operations	$0.73	$0.78	$1.35	$1.38
Income (loss) from discontinued operations	—	0.38	(0.10)	0.58
Total earnings per share	$0.73	$1.16	$1.25	$1.96

Antidilutive stock options excluded from diluted earnings per share	855.392	1,046.046	816.873	1,101.939

10. Segment Information

We analyze operations by reviewing financial information regarding our primary products that are aggregated into the Annuity and Life Insurance product segments. In addition, our Corporate and Other segment includes various support operations, corporate capital and other product lines that are not currently underwritten by the Company.

We analyze our segment results based on pre-tax operating income (loss). Accordingly, income taxes are not allocated to the segments. In addition, operating results are reported net of transactions between the segments. Operating income (loss) for the 2012 and 2011 periods represents net income excluding, as applicable, the impact of:

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

June 30, 2012

Financial Information Concerning our Operating Segments

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Operating revenues:
Annuity	$47,812	$46,661	$93,999	$90,282
Life Insurance	93,997	90,144	184,102	177,349
Corporate and Other	23,509	22,052	46,896	45,430
	165,318	158,857	324,997	313,061
Realized gains (losses) on investments (1)	630	(17)	80	108
Change in net unrealized gains/losses on derivatives (1)	34	1,381	510	1,460
Consolidated revenues	$165,982	$160,221	$325,587	$314,629

Pre-tax operating income (loss):
Annuity	$15,801	$15,024	$28,536	$28,400
Life Insurance	9,110	19,322	18,473	29,895
Corporate and Other	3,243	(1,003)	8,522	2,605
	28,154	33,343	55,531	60,900
Income taxes on operating income	(8,237)	(9,937)	(15,698)	(18,670)
Realized gains/losses on investments (1)	222	111	(27)	(132)
Change in net unrealized gains/losses on derivatives (1)	236	725	110	928
Loss on debt redemption (1)	—	—	(22)	—
Income (loss) from discontinued operations (1)	(84)	11,997	(3,016)	18,264
Consolidated net income attributable to FBL Financial Group, Inc.	$20,291	$36,239	$36,878	$61,290

(1)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred acquisition costs, value of insurance in force acquired and income taxes attributable to these items.

Our investment in equity method investees, the related equity income and interest expense are attributable to the Corporate and Other segment. Expenditures for long-lived assets were not significant during the periods presented above. Goodwill at June 30, 2012 and December 31, 2011 was allocated among the segments as follows: Annuity ($3.9 million) and Life Insurance ($6.1 million).

Premiums collected, which is not a measure used in financial statements prepared according to GAAP, includes premiums received on life insurance policies and deposits on annuities and universal life-type products. Net premiums collected totaled $171.7 million for the quarter ended June 30, 2012 and $185.4 million for the 2011 period. Net premiums collected totaled $361.9 million for the six months ended June 30, 2012 and $384.1 million for the 2011 period.

Under GAAP, premiums on whole life and term life policies are recognized as revenues over the premium-paying period and reported in the Life Insurance segment. The following chart provides a reconciliation of life insurance premiums collected to those reported in the GAAP financial statements.

Reconciliation of Traditional Life Insurance Premiums, Net of Reinsurance

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Traditional and universal life insurance premiums collected	$62,207	$60,180	$122,556	$115,518
Premiums collected on interest sensitive products	(17,424)	(16,029)	(34,146)	(29,973)
Traditional life insurance premiums collected	44,783	44,151	88,410	85,545
Change in due premiums and other	1,125	(12)	621	(19)
Traditional life insurance premiums	$45,908	$44,139	$89,031	$85,526

June 30, 2012

There is no comparable GAAP financial measure for premiums collected on annuities and universal life-type products. GAAP revenues for those interest sensitive and variable products consist of various policy charges and fees assessed on those contracts, as summarized in the chart below.

Interest Sensitive Product Charges by Segment

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Annuity
Surrender charges and other	$191	$154	$397	$315

Life Insurance
Administration charges	$2,432	$2,437	$5,392	$4,787
Cost of insurance charges	9,891	9,299	19,529	18,323
Surrender charges	232	80	465	236
Amortization of policy initiation fees	723	268	1,089	708
Total	$13,278	$12,084	$26,475	$24,054

Corporate and Other
Administration charges	$1,558	$1,655	$3,094	$3,314
Cost of insurance charges	7,417	7,413	14,805	14,920
Surrender charges	197	350	395	623
Separate account charges	2,077	2,069	4,195	4,366
Amortization of policy initiation fees	(528)	321	61	583
Total	$10,721	$11,808	$22,550	$23,806

Consolidated interest sensitive product charges	$24,190	$24,046	$49,422	$48,175

June 30, 2012

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

We analyze operations by reviewing financial information regarding our primary products that are aggregated in Annuity and Life Insurance product segments. In addition, our Corporate and Other segment includes various support operations, corporate capital and other product lines that are not currently underwritten by the Company. We analyze our segment results based on pre-tax operating income, which excludes the impact of certain items that are included in net income. See Note 10 to our consolidated financial statements for further information regarding how we define our segments and operating income.

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

While there were positive economic signs during the second quarter of 2012, our economy continues to face a number of challenges. Pertinent recent economic events include, but are not limited to the following:

•	Gross Domestic Product increased 1.5% during the second quarter based on early estimates

June 30, 2012

•	Unemployment remains high at 8.2%

•	Personal income growth remains relatively low

•
Midwest farmers have experienced rising incomes and land values in recent years, but the continuing drought conditions have some concerned about the quality of this fall's harvest and the resulting impact to farm incomes

•	The European debt crisis continues to cause stress within the markets

•	Middle-east unrest continues to add uncertainty to the supply and cost of oil

Bond yields generally finished flat to modestly lower for the second quarter of 2012 as substantially declining U.S. Treasury yields were partially offset by expanding credit spreads. The yield curve remained moderately steep at quarter-end, though low interest rates create a challenging environment for sales of new money fixed annuity products. Strong liquidity and favorable corporate profitability continue to support fundamental credit quality. In the securitized markets, yields for asset-backed securities were generally flat to lower for the quarter given continued strong investor demand amid improving consumer fundamentals. Municipal bonds offer reasonable relative value at the present time. Yields for residential mortgage-backed securities are moderately attractive, while yields on high quality commercial mortgage-backed securities declined during the quarter. Certain other non-core fixed-income asset classes such as non-agency mortgage-backed securities and emerging market corporate bonds also continue to offer reasonable yields.
Results of Operations for the Periods Ended June 30, 2012 and 2011

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share data)
Pre-tax operating income (loss):
Annuity segment	$15,801	$15,024	$28,536	$28,400
Life Insurance segment	9,110	19,322	18,473	29,895
Corporate and Other segment	3,243	(1,003)	8,522	2,605
Total pre-tax operating income	28,154	33,343	55,531	60,900
Income taxes on operating income	(8,237)	(9,937)	(15,698)	(18,670)
Operating income	19,917	23,406	39,833	42,230

Realized gains/losses on investments (1)	222	111	(27)	(132)
Change in net unrealized gains/losses on derivatives (1)	236	725	110	928
Loss on debt redemption (1)	—	—	(22)	—
Income (loss) from discontinued operations (1)	(84)	11,997	(3,016)	18,264
Net income attributable to FBL Financial Group, Inc.	$20,291	$36,239	$36,878	$61,290

Operating income per common share - assuming dilution	$0.72	$0.75	$1.36	$1.35

Earnings per common share - assuming dilution:
Continuing operations	$0.73	$0.78	$1.35	$1.38
Discontinued	—	0.38	(0.10)	0.58
Earnings per common share - assuming dilution	$0.73	$1.16	$1.25	$1.96

Effective tax rate on operating income	29%	30%	28%	31%

Average invested assets			$6,237,606	$5,811,487
Annualized yield on average invested assets			5.85%	6.05%

(1)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred acquisition costs, value of insurance in force acquired and income taxes attributable to these items.

Net income attributable to FBL Financial Group, Inc. decreased 44.0% to $20.3 million for the second quarter of 2012 and

June 30, 2012

decreased 39.8% to $36.9 million for the six months ended June 30, 2012 primarily due to losses from discontinued operations and the $7.4 million impact of refining valuation estimates in the 2011 periods. See the discussion that follows for details regarding operating income by segment and the impact of discontinued operations.

Earnings per share from continuing operations and operating income per common share benefited from the repurchase of 0.9 million of our Class A common shares during the second quarter 2012, and 4.1 million Class A common shares during the six months ended June 30, 2012. Details regarding the share repurchases are included in Note 8 to the consolidated financial statements. The earnings per share amounts, assuming dilution, for the second quarter of 2012 would have been $0.02 higher for continuing operations and operating income and $0.11 higher for the six months ended June 30, 2012, if the repurchase activity would have been completed January 1, 2012.

We periodically revise key assumptions used in the calculation of the amortization of deferred acquisition costs, value of insurance in force acquired and unearned revenue reserve for participating life insurance, variable and interest sensitive products, as applicable, through an “unlocking” process. Revisions are made based on historical results and our best estimate of future experience. The impact of unlocking is recorded in the current period as an increase or decrease to amortization of the respective balances. While the unlocking process can take place at any time, as needs dictate, the process typically takes place annually. For all of our blocks of business we unlocked our valuation assumptions for deferred policy acquisition costs, value of insurance in force and unearned revenue reserves during the second quarter 2012. See the discussion that follows for further details of the impact to our operating segments.

June 30, 2012

Annuity Segment

	Three months ended June 30,			Six months ended June 30,
	2012	2011	Change	2012	2011	Change
	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges and other income	$197	$155	27%	$406	$316	28%
Net investment income	47,615	46,506	2%	93,593	89,966	4%
Total operating revenues	47,812	46,661	2%	93,999	90,282	4%

Benefits and expenses:
Interest sensitive product benefits	26,127	25,200	4%	51,662	49,917	3%
Underwriting, acquisition and insurance expenses:
Commissions net of deferrals	721	892	(19)%	1,439	1,964	(27)%
Amortization of deferred acquisition costs	35	2,365	(99)%	2,328	4,169	(44)%
Amortization of value of insurance in force	134	317	(58)%	167	167	—%
Other underwriting expenses	4,994	2,863	74%	9,867	5,665	74%
Total underwriting, acquisition and insurance expenses	5,884	6,437	(9)%	13,801	11,965	15%
Total benefits and expenses	32,011	31,637	1%	65,463	61,882	6%
Pre-tax operating income	$15,801	$15,024	5%	$28,536	$28,400	—%

Other data
Annuity premiums collected, direct	$87,302	$104,785	(17)%	$197,118	$224,259	(12)%
Policy liabilities and accruals, end of period				3,412,554	3,123,202	9%
Average invested assets				3,389,047	3,113,976	9%
Investment fee income included in net investment income (1)	829	2,089	(60)%	814	2,849	(71)%
Average individual annuity account value				2,242,475	2,038,587	10%

Earned spread on individual annuity products:
Weighted average yield on cash and invested assets				5.97%	6.26%
Weighted average interest crediting rate				3.21%	3.38%
Spread				2.76%	2.88%

Individual annuity withdrawal rate				4.6%	5.0%

Impact on income of unlocking deferred acquisition costs and value of insurance in force acquired	2,087	—	NA	2,087	—	NA

(1)	Includes prepayment fee income and net discount accretion on mortgage and asset-backed securities resulting from changing prepayment speed assumptions at the end of each period.

Pre-tax operating income for the Annuity segment increased in the second quarter of 2012 and the six months ended June 30, 2012 compared to prior periods, primarily due to an increase in the volume of business in force and a decrease in the amortization of deferred acquisition costs. These increases were partially offset by an increase in expense allocations as discussed in the Corporate and Other segment and a decrease in investment fee income.

The average aggregate account value for annuity contracts in force increased in the 2012 periods due to sales by our exclusive agents. Premiums collected were lower in the second quarter of 2012 and the six months ended June 30, 2012, as sales of certain New Money products were suspended in the third quarter of 2011 due to the extremely low interest rate environment. The amount of traditional annuity premiums collected is highly dependent upon the relationship between the current crediting rate and perceived security of our products compared to those of competing products.

June 30, 2012

Also included within our policy liabilities are advances on our funding agreements with the Federal Home Loan Bank (FHLB). Outstanding funding agreements totaled $346.0 million at June 30, 2012 and $273.5 million at June 30, 2011.
Amortization of deferred acquisition costs decreased due to the impact of unlocking projected withdrawal rate assumptions used in the estimate of future expected gross profits.

The individual annuity weighted average yield on cash and invested assets decreased for the six months ended June 30, 2012 primarily due to reinvestment rates being lower than yields on investments maturing or being paid down as discussed in the "Financial Condition" section below and a decrease in investment fee income, partially offset by a reduction in losses on an interest rate swap. The weighted average interest crediting rate decreased due to reductions in interest crediting rates since June 30, 2011.

Life Insurance Segment

	Three months ended June 30,			Six months ended June 30,
	2012	2011	Change	2012	2011	Change
	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges and other income	$13,248	$12,163	9%	$26,384	$24,205	9%
Traditional life insurance premiums	45,908	44,139	4%	89,031	85,526	4%
Net investment income	34,841	33,842	3%	68,687	67,618	2%
Total operating revenues	93,997	90,144	4%	184,102	177,349	4%

Benefits and expenses:
Interest sensitive product benefits:
Interest credited	7,209	7,682	(6)%	14,350	15,295	(6)%
Death benefits	10,060	8,024	25%	18,304	15,511	18%
Total interest sensitive product benefits	17,269	15,706	10%	32,654	30,806	6%
Traditional life insurance benefits:
Death benefits	15,033	16,023	(6)%	33,439	33,736	(1)%
Surrender and other benefits	8,160	9,123	(11)%	16,817	19,339	(13)%
Increase in traditional life future policy benefits	16,947	12,571	35%	29,203	21,240	37%
Total traditional life insurance benefits	40,140	37,717	6%	79,459	74,315	7%
Distributions to participating policyholders	3,370	4,356	(23)%	7,614	8,656	(12)%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	4,413	4,540	(3)%	8,432	8,477	(1)%
Amortization of deferred acquisition costs	5,997	3,609	66%	11,243	9,142	23%
Amortization of value of insurance in force	1,387	(6,489)	(121)%	2,041	(5,979)	(134)%
Other underwriting expenses	12,311	11,383	8%	24,186	22,037	10%
Total underwriting, acquisition and insurance expenses	24,108	13,043	85%	45,902	33,677	36%
Total benefits and expenses	84,887	70,822	20%	165,629	147,454	12%
Pre-tax operating income	$9,110	$19,322	(53)%	$18,473	$29,895	(38)%

June 30, 2012

	Three months ended June 30,			Six months ended June 30,
	2012	2011	Change	2012	2011	Change
	(Dollars in thousands)
Other data
Life premiums collected, net of reinsurance	$62,207	$60,180	3%	$122,556	$115,518	6%
Policy liabilities and accruals, end of period				2,243,362	2,153,312	4%
Life insurance in force, end of period				44,872,465	42,477,924	6%
Average invested assets				2,233,330	2,166,933	3%
Investment fee income included in net investment income (1)	1,166	75	1,463%	1,338	391	242%
Average interest sensitive life account value				639,061	628,504	2%

Interest sensitive life insurance spread:
Weighted average yield on cash and invested assets				6.44%	6.47%
Weighted average interest crediting rate				4.13%	4.21%
Spread				2.31%	2.26%

Life insurance lapse and surrender rates				6.2%	7.0%

Death benefits, net of reinsurance and reserves released	14,871	16,402	(9)%	$32,820	$33,691	(3)%
Impact on income of unlocking deferred acquisition costs, value of insurance in force acquired and unearned revenue reserve	(2,787)	—	NA	(2,787)	—	NA

(1)	Includes prepayment fee income and net discount accretion on mortgage and asset-backed securities resulting from changing prepayment speed assumptions at the end of each period.

Pre-tax operating income for the Life Insurance segment decreased in the second quarter of 2012 and the six months ended June 30, 2012 compared to the prior periods, primarily due to the impact of refining valuation estimates during the second quarter of 2011, the impact of unlocking, increases in policy reserves and an increase in expense allocations as discussed in the Corporate and Other segment. These increases were partially offset by the impact of an increase in business in force and improved mortality experience. The increase in business in force contributed to the increases in revenues, benefits and policy liabilities and accruals.

Certain reserve refinements made in the second quarter of 2012, including the impact of updates to mortality tables and lapse assumptions, increased life insurance reserves $3.2 million. The impact of refining methods and assumptions relating to the value of insurance in force, deferred acquisition costs and certain traditional life insurance reserves decreased benefits and expenses $7.4 million in the 2011 periods.

Amortization of deferred acquisition costs, value of insurance in force and unearned revenue reserve increased due to the impact of unlocking projected policy lapses and mortality assumptions used in the estimate of future expected gross profits.

The weighted average yield on cash and invested assets for interest sensitive life insurance products decreased primarily due to lower yields on new acquisitions compared to those on investments maturing or being paid down, partially offset by an increase in investment fee income. The weighted average interest crediting rate decreased due to reductions in interest crediting rates on our universal life portfolio in 2011 and 2012.

June 30, 2012

Corporate and Other Segment

	Three months ended June 30,			Six months ended June 30,
	2012	2011	Change	2012	2011	Change
	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges	$10,809	$11,796	(8)%	$22,553	$23,802	(5)%
Net investment income	6,933	6,337	9%	13,521	12,807	6%
Other income	5,767	3,919	47%	10,822	8,821	23%
Total operating revenues	23,509	22,052	7%	46,896	45,430	3%

Benefits and expenses:
Interest sensitive product benefits	5,875	7,355	(20)%	14,034	14,223	(1)%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	995	1,164	(15)%	1,957	2,516	(22)%
Amortization of deferred acquisition costs	1,891	2,007	(6)%	1,838	3,046	(40)%
Other underwriting expenses	1,794	4,481	(60)%	3,193	8,849	(64)%
Total underwriting, acquisition and insurance expenses	4,680	7,652	(39)%	6,988	14,411	(52)%
Interest expense	1,983	2,153	(8)%	3,965	4,541	(13)%
Other expenses	6,683	6,001	11%	12,473	10,882	15%
Total benefits and expenses	19,221	23,161	(17)%	37,460	44,057	(15)%
	4,288	(1,109)	(487)%	9,436	1,373	587%
Net loss attributable to noncontrolling interest	98	18	444%	118	20	490%
Equity income (loss), before tax	(1,143)	88		(1,032)	1,212	(185)%
Pre-tax operating income (loss)	$3,243	$(1,003)	(423)%	$8,522	$2,605	227%

Other data
Average invested assets				$615,229	$530,578	16%
Investment fee income included in net investment income (1)	$36	$51	(29)%	82	360	(77)%
Average interest sensitive life account value				291,637	258,663	13%

Death benefits, net of reinsurance and reserves released	3,244	4,952	(34)%	9,343	9,452	(1)%
Impact on income of unlocking of deferred acquisition costs and unearned revenue reserve	1,054	(872)	(221)%	1,054	(872)	(221)%
Estimated impact on income from separate account performance on amortization of deferred acquisition costs	(1,600)	(300)	433%	300	300	—%

(1)	Includes prepayment fee income and net discount accretion on mortgage and asset-backed securities resulting from changing prepayment speed assumptions at the end of each period.

Pre-tax operating income increased in the second quarter of 2012 and the six months ended June 30, 2012 compared to prior periods, due to improved mortality experience, the impact of unlocking, a reduction in other underwriting expenses allocated to the segment, decreases in interest expense and increases in other income. These items were partially offset by a decrease in equity income and the impact of market performance and profits on amortization of deferred acquisition costs on our variable business.

Amortization of deferred acquisition costs and unearned revenue reserves decreased due to the impact of unlocking projected withdrawal rate, policy lapses and mortality assumptions as well as projected fee revenues on our variable business.

Other underwriting expenses decreased in the 2012 periods due to a reallocation of certain expenses from the Corporate and Other segment to the Annuity and Life Insurance segments as a result of our decision to discontinue sales of variable products.

June 30, 2012

In total, other underwriting expenses increased 2.0% for the second quarter of 2012 and 1.9% for the six months ended June 30, 2012. Interest expense decreased due to refinancing our senior notes payable to affiliates in the second quarter of 2011, the redemption of $50.0 million in notes payable on December 30, 2011, and the redemption of $175.0 million of our Senior Notes on January 30, 2012. As a result of the refinancing, the interest rate on those notes decreased from 9.25% to 6.10%.

Other income includes administrative fee income received from EquiTrust Life for accounting and other services rendered through June 2012 to support the transition of that company subsequent to its sale in December 2011. The fee charged approximated the cost of providing these services. We received fee income of $1.5 million during the second quarter 2012 and $3.0 million for the six months ended June 30, 2012 for these services. Other income for the six months ended June 30, 2011 included a $1.0 million cash settlement received from a litigation case. Other income and other expenses also relate to fees and expenses from sales of brokered products and operating results of our non-insurance subsidiaries, which include management, advisory, marketing and distribution services and leasing activities.

Equity income (loss) includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest. Given the timing of availability of financial information from our equity investees, we will consistently use information that is as much as three months in arrears for certain of these entities. Several of these entities are investment companies whose operating results are derived primarily from unrealized and realized gains and losses generated by their investment portfolios. We also invest in low income housing tax credit partnerships which will generate pre-tax losses but after tax gains as the related tax credits are realized. As is normal with these types of entities, the level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment, changes in prices of bond and equity securities held by the investment partnerships, timing and success of initial public offerings and other exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures.

Income Taxes on Operating Income

The effective tax rate on operating income was 29.3% for the second quarter of 2012 and 28.3% for the six months ended June 30, 2012 compared to 29.8% for the second quarter of 2011 and 30.7% for the six month period. The effective tax rates differ from the federal statutory rate of 35% primarily due to the impact of low-income housing credits on equity investees, tax-exempt dividend income, tax-exempt interest and incentive stock options.

Impact of Operating Adjustments on FBL Net Income

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Realized gains (losses) on investments	$732	$(10)	$89	$98
Change in net unrealized gains/losses on derivatives	(28)	1,370	448	1,567
Change in amortization of:
Deferred acquisition costs	152	(68)	(392)	(428)
Value of insurance in force acquired	(50)	—	(9)	(24)
Unearned revenue reserve	(102)	(7)	(9)	10
Loss on debt redemption	—	—	(33)	—
Income tax offset	(246)	(449)	(33)	(427)
Net impact of operating income adjustments on continuing operations	458	836	61	796
Net impact of discontinued operations	(84)	11,997	(3,016)	18,264
Net impact of operating income adjustments	$374	$12,833	$(2,955)	$19,060

June 30, 2012

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Summary of adjustments noted above after offsets and income taxes:
Realized gains/losses on investments	$222	$111	$(27)	$(132)
Change in net unrealized gains/losses on derivatives	236	725	110	928
Loss on debt redemption	—	—	(22)	—
Net impact of discontinued operations	(84)	11,997	(3,016)	18,264
Net impact of operating income adjustments	$374	$12,833	$(2,955)	$19,060
Net impact per common share - basic	$0.01	$0.42	$(0.11)	$0.63
Net impact per common share - assuming dilution	$0.01	$0.41	$(0.11)	$0.61

Income taxes on operating income adjustments on continuing operations are recorded at 35% as there are no permanent differences between book and taxable income relating to these adjustments.

Realized Gains (Losses) on Investments

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Realized gains (losses) on investments:
Realized gains on sales	$4,432	$2,235	$5,725	$4,495
Realized losses on sales	(21)	(164)	(435)	(164)
Total other-than-temporary impairment charges	(3,679)	(7,192)	(14,980)	(12,919)
Net realized investment losses	732	(5,121)	(9,690)	(8,587)
Non-credit losses included in other comprehensive income	—	5,111	9,779	8,686
Total reported in statements of operations	$732	$(10)	$89	$98

The level of realized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments. See "Financial Condition - Investments" and Note 3 to our consolidated financial statements for details regarding our unrealized gains and losses on available-for-sale securities at June 30, 2012 and December 31, 2011.

Investment Credit Impairment Losses Recognized in Net Income

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Corporate securities:
Energy	$3,679	$—	$4,038	$—
Manufacturing	—	—	—	1,000
Transportation	—	—	171	—
Finance	—	—	—	439
Residential mortgage-backed	—	996	972	1,042
Other asset-backed	—	540	—	1,207
Mortgage loans	—	545	20	545
Total other-than-temporary impairment losses reported in net income	$3,679	$2,081	$5,201	$4,233

Fixed maturity other-than-temporary credit impairment losses for the three months ended June 30, 2012 were incurred within the energy industry sector, due to a geothermal operation with reported decreasing cash flows during the quarter which suggest difficulties in meeting its debt obligations within the next year. Losses for the six months ended June 30, 2012 also included residential mortgage-backed securities with anticipated interest shortfalls we are likely not to recover.

June 30, 2012

Fixed maturity other-than-temporary credit impairment losses for the three months ended June 30, 2011 were incurred within our residential and other asset-backed securities, generally due to concerns over potential defaults and weakness in underlying collateral values. Losses for the six months ended June 30, 2011 also included a manufacturing sector loss related to a company undergoing a restructuring which was not being executed as timely as expected, causing uncertainty as to the recoverability of the loss. The finance sector loss related to an Irish financial institution undergoing financial difficulty. See Note 3 to our consolidated financial statements for further discussion regarding our process for identifying other-than-temporary impairment losses.

Income (Loss) from Discontinued Operations

As a result of the sale of EquiTrust Life, the operations of the component sold and the related loss on sale are reflected as discontinued operations for all periods presented. See Note 2 to our consolidated financial statements for additional details on income (loss) from discontinued operations.

Financial Condition

Investments

Our investment portfolio increased 6.9% to $6,840.3 million at June 30, 2012 compared to $6,397.2 million at December 31, 2011. The portfolio increased due to positive cash flows from operating and financing activities with the primary driver being the volume of life insurance and annuity sales. A decline in U.S. Treasury yields more than offset any widening in credit spreads that occurred across our fixed maturity portfolio during the second quarter of 2012. Moderately wide credit spreads in certain sectors continue to impact our investment portfolio. Additional details regarding securities in an unrealized loss position at June 30, 2012 are included in the discussion that follows and in Note 3 to our consolidated financial statements. Details regarding investment impairments are discussed above in the "Realized Gains (Losses) on Investments" section under "Results of Operations."

We manage our investment portfolio with a strategy designed to achieve superior risk-adjusted returns consistent with the investment philosophy of maintaining a largely investment grade portfolio and providing adequate liquidity for obligations to policyholders and other requirements. The Company's investment policy calls for investing primarily in fixed maturities that are investment grade which meet our quality and yield objectives. We prefer to invest in securities with intermediate maturities because they more closely match the intermediate nature of our policy liabilities. We believe this strategy is appropriate for managing our cash flows.

Fixed Maturity Acquisitions Selected Information

	Six months ended June 30,
	2012	2011
	(Dollars in thousands)
Cost of acquisitions:
Corporate investment grade	$260,552	$293,851
Mortgage and asset-backed	304,602	223,401
United States Government and agencies	—	2,094
Tax-exempt municipals	42,737	15,333
Taxable municipals	14,512	21,863
Total	$622,403	$556,542
Effective annual yield	4.31%	5.11%
Credit quality
NAIC 1 designation	66.5%	63.6%
NAIC 2 designation	33.3%	36.4%
Non-investment grade	0.2%	—%
Weighted-average life in years	10.7	10.3
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

June 30, 2012

maturity is equal to the stated maturity date.

A portion of the securities acquired during the six months ended June 30, 2012 and June 30, 2011, were acquired with the proceeds from advances on our funding agreements with the Federal Home Loan Bank (FHLB). The securities acquired to support these funding agreements often carry a lower average yield than securities acquired to support our other insurance products, due to the relatively low interest rate paid on those advances. The average yield of the securities acquired, excluding the securities supporting these funding agreements, was 4.86% during the six-month period ended June 30, 2012 and 5.13% during the six-month period ended June 30, 2011.

Investment Portfolio Summary

	June 30, 2012		December 31, 2011
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities - available for sale:
Public	$4,501,553	65.8%	$4,203,360	65.7%
144A private placement	1,233,078	18.0	1,104,042	17.3
Private placement	281,253	4.1	263,148	4.1
Total fixed maturities - available for sale	6,015,884	87.9	5,570,550	87.1
Equity securities	69,541	1.0	57,432	0.9
Mortgage loans	545,951	8.0	552,359	8.6
Real estate	4,672	0.1	2,541	—
Policy loans	175,200	2.6	172,368	2.7
Other investments	337	—	189	—
Short-term investments	28,697	0.4	41,756	0.7
Total investments	$6,840,282	100.0%	$6,397,195	100.0%

As of June 30, 2012, 95.3% (based on carrying value) of the available-for-sale fixed maturities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of June 30, 2012, no single non-investment grade holding exceeded 0.2% of total investments.

Credit Quality by NAIC Designation and Equivalent Rating

		June 30, 2012		December 31, 2011
NAIC Designation	Equivalent Rating (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$3,864,721	64.2%	$3,578,880	64.2%
2	BBB	1,868,775	31.1	1,715,577	30.8
	Total investment grade	5,733,496	95.3	5,294,457	95.0
3	BB	159,692	2.7	147,609	2.7
4	B	72,145	1.2	66,215	1.2
5	CCC	42,277	0.7	46,288	0.8
6	In or near default	8,274	0.1	15,981	0.3
	Total below investment grade	282,388	4.7	276,093	5.0
	Total fixed maturities - available for sale	$6,015,884	100.0%	$5,570,550	100.0%

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

June 30, 2012

Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification

	June 30, 2012
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$243,662	$229,615	$28,345	$14,047	$(2,326)
Capital goods	184,897	178,910	22,080	5,987	(435)
Communications	107,173	107,173	10,425	—	—
Consumer cyclical	206,668	168,354	13,859	38,314	(1,000)
Consumer non-cyclical	269,631	256,431	29,646	13,200	(228)
Energy	384,140	354,333	45,956	29,807	(1,799)
Finance	765,314	630,131	48,986	135,183	(15,275)
Transportation	90,250	78,913	10,132	11,337	(465)
Utilities	785,200	766,353	124,086	18,847	(1,100)
Other	48,585	48,585	5,844	—	—
Total corporate securities	3,085,520	2,818,798	339,359	266,722	(22,628)
Collateralized debt obligation	20	20	—	—	—
Mortgage and asset-backed securities	1,698,838	1,366,088	97,267	332,750	(44,028)
United States Government and agencies	50,978	50,978	7,433	—	—
State, municipal and other governments	1,180,528	1,138,735	135,121	41,793	(3,080)
Total	$6,015,884	$5,374,619	$579,180	$641,265	$(69,736)

	December 31, 2011
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$239,808	$214,485	$24,566	$25,323	$(4,025)
Capital goods	150,757	140,811	16,443	9,946	(1,160)
Communications	102,551	86,919	8,394	15,632	(739)
Consumer cyclical	145,587	122,866	11,713	22,721	(1,904)
Consumer non-cyclical	224,045	207,345	24,066	16,700	(256)
Energy	372,276	344,941	42,784	27,335	(1,235)
Finance	758,008	552,897	34,992	205,111	(27,468)
Transportation	89,825	67,919	9,350	21,906	(1,066)
Utilities	771,798	735,620	113,604	36,178	(4,750)
Other	43,492	40,552	4,776	2,940	(51)
Total corporate securities	2,898,147	2,514,355	290,688	383,792	(42,654)
Collateralized debt obligation	270	270	—	—	—
Mortgage and asset-backed securities	1,534,994	1,241,859	88,782	293,135	(51,535)
United States Government and agencies	52,677	52,677	7,446	—	—
State, municipal and other governments	1,084,462	1,031,202	92,968	53,260	(5,139)
Total	$5,570,550	$4,840,363	$479,884	$730,187	$(99,328)

June 30, 2012

Non-Sovereign European Debt Exposure

	June 30, 2012		December 31, 2011
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
Italy	$19,692	$18,842	$19,689	$19,243
Spain	15,429	17,350	15,428	17,859
Ireland	8,963	10,542	7,998	9,128
Subtotal	44,084	46,734	43,115	46,230
United Kingdom	116,256	121,704	117,384	119,698
France	40,906	43,110	24,939	24,701
Other countries	86,917	95,787	87,633	92,183
Subtotal	244,079	260,601	229,956	236,582
Total European exposure	$288,163	$307,335	$273,071	$282,812

The table above reflects our exposure to non-sovereign European debt. This represents 5.1% of total fixed maturities as of June 30, 2012 and December 31, 2011. The exposures are primarily in the industrial, financial and utility sectors. We do not own any securities issued by European governments.

Credit Quality of Available-for-Sale Fixed Maturities with Unrealized Losses

		June 30, 2012
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$328,212	51.2%	$(19,642)	28.2%
2	BBB	161,755	25.2	(9,306)	13.3
	Total investment grade	489,967	76.4	(28,948)	41.5
3	BB	62,558	9.7	(8,175)	11.7
4	B	49,357	7.7	(14,600)	21.0
5	CCC	36,901	5.8	(12,213)	17.5
6	In or near default	2,482	0.4	(5,800)	8.3
	Total below investment grade	151,298	23.6	(40,788)	58.5
	Total	$641,265	100.0%	$(69,736)	100.0%

		December 31, 2011
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$321,870	44.1%	$(26,239)	26.4%
2	BBB	237,980	32.6	(19,550)	19.7
	Total investment grade	559,850	76.7	(45,789)	46.1
3	BB	62,126	8.5	(7,053)	7.1
4	B	57,221	7.8	(12,468)	12.6
5	CCC	37,929	5.2	(20,796)	20.9
6	In or near default	13,061	1.8	(13,222)	13.3
	Total below investment grade	170,337	23.3	(53,539)	53.9
	Total	$730,187	100.0%	$(99,328)	100.0%

June 30, 2012

Available-For-Sale Fixed Maturities with Unrealized Losses by Length of Time

	June 30, 2012
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$191,008	$—	$(1,777)
Greater than three months to six months	—	72,379	—	(2,539)
Greater than six months to nine months	—	15,910	—	(370)
Greater than nine months to twelve months	—	54,107	—	(1,824)
Greater than twelve months	95,076	282,521	(39,777)	(23,449)
Total	$95,076	$615,925	$(39,777)	$(29,959)

	December 31, 2011
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$155,584	$—	$(2,427)
Greater than three months to six months	—	183,601	—	(8,089)
Greater than six months to nine months	—	67,078	—	(6,599)
Greater than nine months to twelve months	—	10,633	—	(514)
Greater than twelve months	123,620	288,999	(53,496)	(28,203)
Total	$123,620	$705,895	$(53,496)	$(45,832)

Available-For-Sale Fixed Maturities with Unrealized Losses by Maturity Date

	June 30, 2012		December 31, 2011
	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Due in one year or less	$2,992	$(7)	$14,404	$(234)
Due after one year through five years	36,453	(6,946)	68,826	(9,304)
Due after five years through ten years	79,184	(2,706)	141,409	(6,554)
Due after ten years	189,886	(16,049)	212,413	(31,701)
	308,515	(25,708)	437,052	(47,793)
Mortgage and asset-backed	332,750	(44,028)	293,135	(51,535)
Total	$641,265	$(69,736)	$730,187	$(99,328)

See Note 3 to our consolidated financial statements for additional analysis of these unrealized losses.

Mortgage and Asset-Backed Securities

Mortgage and other asset-backed securities are purchased when we believe these types of investments provide superior risk-adjusted returns compared to returns of more conventional investments such as corporate bonds and mortgage loans. These securities are diversified as to collateral types, cash flow characteristics and maturity.

June 30, 2012

Mortgage and Asset-Backed Securities by Type

	June 30, 2012
	Amortized Cost	Par Value	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$411,630	$441,737	$418,913	7.0%
Pass-through	58,592	57,202	63,145	1.0
Planned and targeted amortization class	198,517	197,388	214,215	3.5
Other	16,297	19,453	16,353	0.3
Total residential mortgage-backed securities	685,036	715,780	712,626	11.8
Commercial mortgage-backed securities	473,628	480,071	513,235	8.5
Other asset-backed securities	486,935	533,232	472,977	7.9
Total	$1,645,599	$1,729,083	$1,698,838	28.2%

	December 31, 2011
	Amortized Cost	Par Value	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$391,177	$400,432	$399,038	7.2%
Pass-through	69,131	67,494	74,354	1.3
Planned and targeted amortization class	174,616	177,492	184,710	3.3
Other	17,661	17,705	17,837	0.3
Total residential mortgage-backed securities	652,585	663,123	675,939	12.1
Commercial mortgage-backed securities	452,980	460,990	490,895	8.8
Other asset-backed securities	392,182	435,912	368,160	6.7
Total	$1,497,747	$1,560,025	$1,534,994	27.6%

The residential mortgage-backed portfolio includes government agency pass-through and collateralized mortgage obligation (CMO) securities. With a government agency pass-through security, we receive a pro rata share of principal payments as payments are made on the underlying mortgage loans. CMOs consist of pools of mortgages divided into sections or "tranches" which provide sequential retirement of the bonds.

The commercial mortgage-backed securities are primarily sequential securities. Commercial mortgage-backed securities typically have cash flows that are less subject to refinance risk than residential mortgage-backed securities principally due to prepayment restrictions on many of the underlying commercial mortgage loans.

The other asset-backed securities are backed by both residential and non-residential collateral. The collateral for residential asset-backed securities primarily consists of second lien fixed-rate home equity loans. The cash flows of these securities are less subject to prepayment risk than residential mortgage-backed securities as the borrowers are less likely to refinance than those with only a first lien mortgage. The collateral for non-residential asset-backed securities primarily includes securities backed by credit card receivables, auto dealer receivables, auto installment loans, aircraft leases, middle market and syndicated business loans, timeshare receivables and trade and account receivables. These securities are high quality, short-duration assets with limited cash flow variability.

Our direct exposure to the Alt-A home equity and subprime first-lien sectors is limited to investments in structured securities collateralized by senior tranches of residential mortgage loans with this exposure. We also have a partnership interest in a fund that owns securities backed by Alt-A home equity, subprime first-lien and adjustable rate mortgage collateral. The fund is reported as securities and indebtedness of related parties in our consolidated balances sheets with a fair value of $17.7 million at June 30, 2012 and $16.5 million at December 31, 2011. We do not own any direct investments in subprime lenders or adjustable rate mortgages.

June 30, 2012

Mortgage and Asset-Backed Securities by Collateral Type

	June 30, 2012			December 31, 2011
	Amortized Cost	Carrying Value	Percent of Fixed Maturities	Amortized Cost	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Government agency	$308,483	$340,141	5.7%	$276,161	$306,833	5.5%
Prime	235,493	240,112	4.0	248,297	251,948	4.5
Alt-A	190,837	174,566	2.9	177,567	155,435	2.8
Subprime	13,794	9,171	0.1	15,652	10,674	0.2
Commercial mortgage	473,628	513,235	8.5	452,980	490,895	8.8
Non-mortgage	423,364	421,613	7.0	327,090	319,209	5.8
Total	$1,645,599	$1,698,838	28.2%	$1,497,747	$1,534,994	27.6%

The mortgage and asset-backed securities can be summarized into three broad categories: residential, commercial and other asset-backed securities.

Residential Mortgage-Backed Securities by Collateral Type and Origination Year

	June 30, 2012
	Government & Prime		Alt-A		Total
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2012-2008	$245,251	$266,465	$1,884	$1,966	$247,135	$268,431
2007	4,585	4,713	26,375	19,107	30,960	23,820
2006	19,860	18,994	13,142	10,213	33,002	29,207
2005	17,898	18,841	4,399	4,361	22,297	23,202
2004 and prior	249,939	266,206	101,703	101,760	351,642	367,966
Total	$537,533	$575,219	$147,503	$137,407	$685,036	$712,626

	December 31, 2011
	Government & Prime		Alt-A		Total
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2011-2008	$210,367	$230,484	$2,404	$2,416	$212,771	$232,900
2007	—	—	22,532	13,686	22,532	13,686
2006	11,061	9,976	8,585	3,998	19,646	13,974
2005	5,190	6,111	—	—	5,190	6,111
2004 and prior	291,170	307,884	101,276	101,384	392,446	409,268
Total	$517,788	$554,455	$134,797	$121,484	$652,585	$675,939

Residential Mortgage-Backed Securities by NAIC Designation and Equivalent Rating

		June 30, 2012		December 31, 2011
NAIC Designation	Equivalent Rating	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$685,636	96.2%	$655,522	97.0%
4	B	22,409	3.2	6,305	0.9
5	CCC	4,581	0.6	14,112	2.1
	Total	$712,626	100.0%	$675,939	100.0%

June 30, 2012

Commercial Mortgage-Backed Securities by Origination Year

	June 30, 2012		December 31, 2011
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2011	$88,405	$101,357	$88,251	$98,087
2010	15,732	16,505	15,835	16,430
2009	19,924	24,110	19,798	24,142
2008	96,466	114,654	96,333	116,893
2007 and prior	253,101	256,609	232,763	235,343
Total	$473,628	$513,235	$452,980	$490,895

Commercial Mortgage-Backed Securities by NAIC Designation and Equivalent Rating

		June 30, 2012		December 31, 2011
NAIC Designation	Equivalent Rating	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	GNMA	$224,676	43.8%	$223,374	45.5%
1	FNMA	15,466	3.0	15,441	3.1
1	AAA, AA, A
	Generic	148,421	28.9	148,320	30.2
	Super Senior	70,696	13.8	57,360	11.7
	Mezzanine	10,339	2.0	4,069	0.8
	Junior	13,148	2.6	11,704	2.4
	Total AAA, AA, A	242,604	47.3	221,453	45.1
2	BBB	21,430	4.2	20,943	4.3
3	BB	6,223	1.2	6,633	1.4
4	B	2,836	0.5	1,983	0.4
5	CCC	—	—	1,068	0.2
	Total	$513,235	100.0%	$490,895	100.0%

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

The AAA, AA and A rated commercial mortgage-backed securities are broken down into categories based on subordination levels. Rating agencies disclose subordination levels, which measure the amount of credit support that the bonds (or tranches) have from subordinated bonds (or tranches). Generic is a term used for securities issued prior to 2005. The super senior securities have subordination levels greater than 27%, the mezzanine securities have subordination levels in the 17% to 27% range and the junior securities have subordination levels in the 9% to 16% range. Also included in the commercial mortgage-backed securities are military housing bonds totaling $89.6 million at June 30, 2012 and $87.2 million at December 31, 2011. These bonds are used to fund the construction of multi-family homes on United States military bases. The bonds are backed by a first mortgage lien on residential military housing projects.

June 30, 2012

Other Asset-Backed Securities by Collateral Type and Origination Year

	June 30, 2012
	Government & Prime		Alt-A		Subprime		Non-Mortgage		Total
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2012	$—	$—	$—	$—	$—	$—	$89,029	$90,176	$89,029	$90,176
2011	—	—	—	—	—	—	48,042	48,390	48,042	48,390
2010	—	—	—	—	—	—	75,199	75,638	75,199	75,638
2009	—	—	—	—	—	—	31,886	31,966	31,886	31,966
2007 and prior	6,443	5,034	43,334	37,159	13,794	9,171	179,208	175,443	242,779	226,807
Total	$6,443	$5,034	$43,334	$37,159	$13,794	$9,171	$423,364	$421,613	$486,935	$472,977

	December 31, 2011
	Government & Prime		Alt-A		Subprime		Non-Mortgage		Total
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2011	$—	$—	$—	$—	$—	$—	$42,162	$41,633	$42,162	$41,633
2010	—	—	—	—	—	—	101,305	101,391	101,305	101,391
2009	—	—	—	—	—	—	35,407	35,483	35,407	35,483
2007	4,990	2,565	7,605	4,477	—	—	45,850	45,366	58,445	52,408
2006 and prior	1,680	1,761	35,165	29,474	15,652	10,674	102,366	95,336	154,863	137,245
Total	$6,670	$4,326	$42,770	$33,951	$15,652	$10,674	$327,090	$319,209	$392,182	$368,160

Other Asset-Backed Securities by NAIC Designation and Equivalent Rating

		June 30, 2012		December 31, 2011
NAIC Designation	Equivalent Ratings	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$440,640	93.2%	$349,801	95.0%
2	BBB	19,839	4.2	6,591	1.8
3	BB	389	0.1	417	0.1
4	B	2,593	0.5	2,476	0.6
5	CCC	4,971	1.0	4,608	1.3
6	In or near default	4,545	1.0	4,267	1.2
	Total	$472,977	100.0%	$368,160	100.0%

State, Municipal and Other Government Securities

State, municipal and other government securities totaled $1.2 billion, or 19.6% of our fixed maturity portfolio at June 30, 2012, and include investments in general obligation, revenue and municipal housing bonds. Our investment strategy is to utilize municipal bonds in addition to corporate bonds, as we believe they provide additional diversification and have historically low default rates compared with similarly rated corporate bonds. We evaluate the credit strength of the underlying issues on both a quantitative and qualitative basis, excluding insurance, prior to acquisition. The majority of the municipal bonds we hold are investment grade credits without consideration of insurance. Our municipal bonds are well diversified by type and geography with the top exposure being school general obligation bonds. Our municipal bond exposure has an average rating of AA and is trading at 112.6% of amortized cost. The insolvency of one or more of the credit enhancing entities would be a meaningful short-term market liquidity event, but would not dramatically increase our investment portfolio's risk profile.

Equity Securities

Equity securities totaled $69.5 million at June 30, 2012 and $57.4 million at December 31, 2011. Gross unrealized gains totaled $2.9 million and gross unrealized losses totaled $0.8 million at June 30, 2012. At December 31, 2011, gross unrealized gains totaled $2.3 million and gross unrealized losses totaled $0.5 million on these securities. The unrealized losses are primarily attributable to nonredeemable perpetual preferred securities from issuers in the financial sector. See Note 3 to our consolidated

June 30, 2012

financial statements for further discussion regarding our analysis of unrealized losses related to these securities.

Mortgage Loans

Mortgage loans totaled $546.0 million at June 30, 2012 and $552.4 million at December 31, 2011. Our mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. There were two mortgage loans more than 90 days delinquent with a carrying value of $16.8 million at June 30, 2012 and three mortgage loans more than 90 days delinquent with a carrying value of $18.9 million at December 31, 2011. The total number of commercial mortgage loans outstanding was 137 at June 30, 2012 and 138 at December 31, 2011. In 2012, new loans ranged from $2.2 million to $6.6 million in size, with an average loan size of $4.0 million, and an average loan term of 16 years and an average yield of 4.74%. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. The majority of our mortgage loans amortize principal, with 7.1% that are interest only loans at June 30, 2012. At June 30, 2012, the average loan-to-value of the current outstanding principal balance using the most recent appraised value was 55.0% and the weighted average debt service coverage ratio was 1.5 based on the results of our 2011 annual study. See Note 3 to our consolidated financial statements for further discussion regarding our mortgage loans.

Asset-Liability Management

Our asset-liability management program includes (i) designing and developing products that encourage persistency and help ensure targeted spreads are earned and, as a result, create a stable liability structure, and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of our insurance liabilities. The weighted average life of the fixed maturity and mortgage loan portfolio based on fair values was approximately 9.2 years at June 30, 2012 and 9.1 years at December 31, 2011. The effective duration of the fixed maturity and mortgage loan portfolios backing our annuity products was 5.3 at June 30, 2012 and December 31, 2011. The effective duration of our annuity liabilities was approximately 6.2 at June 30, 2012 and 6.3 at December 31, 2011. While it can be difficult to maintain asset and liability durations that are closely matched in a dynamic environment, we have identified various strategies that can be implemented if duration mismatches exceed acceptable tolerances.

Other Assets

Deferred acquisition costs decreased 13.1% to $226.2 million at June 30, 2012, primarily due to the impact of the change in unrealized appreciation/depreciation on fixed maturity securities. The impact of unrealized appreciation/depreciation on fixed maturity securities decreased deferred acquisition costs $150.1 million at June 30, 2012 and $104.9 million at December 31, 2011. Cash and cash equivalents decreased $127.7 million in 2012 primarily due to stock repurchases and normal fluctuations in timing of payments made and received. In addition, assets from the restricted debt defeasance trusts, totaling $211.6 million at December 31, 2011, were used for the redemption of our unaffiliated Senior Notes on January 30, 2012 as discussed in Note 2 of our consolidated financial statements.

Liabilities

Future policy benefits increased 5.3% to $5,419.5 million at June 30, 2012 primarily due to an increase in the volume of annuity business in force. Other liabilities decreased 20.4% to $97.3 million primarily due to the settlement of the embedded derivative related to the make-whole premium on our unaffiliated senior notes, as discussed in Note 2 to the consolidated financial statements and a reduction in certain reinsurance contracts and accrued expenses payable, partially offset by increases in payables for securities purchased.

Stockholders' Equity

FBL Financial Group, Inc. stockholders' equity decreased 3.6% to $1,158.8 million at June 30, 2012, compared to $1,202.3 million at December 31, 2011, primarily due to the repurchase of 4.1 million shares of our Class A common stock for $136.5 million during 2012, as discussed in Note 8 to our consolidated financial statements, partially offset by comprehensive income.

At June 30, 2012, FBL's common stockholders' equity was $1,155.8 million, or $43.20 per share, compared to $1,199.3 million or $39.13 per share at December 31, 2011. Included in stockholders' equity per common share is $8.71 at June 30, 2012 and $5.80 at December 31, 2011 attributable to accumulated other comprehensive income.

June 30, 2012

Liquidity and Capital Resources

Cash Flows

During 2012, our operating activities generated cash flows totaling $46.8 million consisting of net income of $36.8 million adjusted for non-cash operating revenues and expenses netting to $10.0 million. We used cash of $303.4 million in our investing activities during the 2012 period. The primary uses were $675.4 million of investment acquisitions, mostly in fixed maturity securities, partially offset by $359.7 million in sales, maturities and repayments of investments. Our financing activities provided cash of $128.9 million during the 2012 period. The primary financing source was $422.8 million in receipts from interest sensitive products credited to policyholder account balances, which was partially offset by $197.4 million for return of policyholder account balances on interest sensitive products. Also, funds of $130.3 million were used for the net repurchase and issuance of common stock. In addition, funds of $211.6 million from the restricted debt defeasance trust were used to pay off $174.3 million of short-term debt and the related make-whole premium liability.

Sources and Uses of Capital Resources

Parent company cash inflows from operations consist primarily of (i) fees that it charges the various subsidiaries and affiliates for management of their operations, (ii) expense reimbursements and tax settlements from subsidiaries and affiliates, (iii) proceeds from the exercise of employee stock options, (iv) proceeds from borrowings, (v) investment income and (vi) dividends from subsidiaries, if declared and paid. Revenue sources for the parent company during the quarter ended June 30, 2012 included management fees from subsidiaries and affiliates of $2.5 million. Cash outflows are principally for salaries, taxes and other expenses related to providing these management services, dividends on outstanding stock, stock repurchases, interest and principal repayments on our parent company debt and capital contributions to subsidiaries.

The parent company also received proceeds from the sale of EquiTrust Life at the end of 2011, as discussed in Note 2 to our consolidated financial statements. A portion of the proceeds have been used to redeem part of our debt and to fund the repurchase of common stock pursuant to our stock repurchase plan.

In the fourth quarter of 2011, the Board of Directors approved a plan to repurchase up to $200.0 million of Class A common stock. The repurchase plan authorizes us to make repurchases in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. As discussed in Note 8 to our consolidated financial statements, during the first six months of 2012 we repurchased 4.1 million shares of stock for $136.5 million, including expenses, primarily due to executing stock repurchases in connection with a tender offer conducted during the first quarter 2012. During the second quarter 2012, we purchased 905,542 shares in the open market for $23.7 million, including expenses. At June 30, 2012, $49.9 million remains available for repurchase under this plan. Completion of the program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

As discussed in Note 2 to our consolidated financial statements, in connection with the EquiTrust Life sale, we redeemed $175.0 million of Senior Notes with non-affiliates in January 2012. On December 30, 2011, we exercised the provisions of the trust indentures and deposited $211.6 million into two irrevocable debt defeasance trusts for the principal, accrued interest and estimated make-whole premium on the Senior Notes with non-affiliates. Funds of $210.9 million from the trusts were used to pay-off the Senior Notes with non-affiliates on January 30, 2012 and the remaining balance in the trusts of $0.7 million was returned to us. Interest payments on all debt totaled $7.4 million for the six months ended June 30, 2012 and $11.7 million for the 2011 period. The 2012 interest payments include $3.5 million from the debt defeasance trusts for the Senior Notes redeemed in 2012. Interest payments on our debt outstanding at June 30, 2012 are estimated to be $4.0 million for the remainder of 2012.

Farm Bureau Life's cash inflows primarily consist of premium income, deposits to policyholder account balances, income from investments, sales, maturities and calls of investments and repayments of investment principal. Farm Bureau Life's cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, current operating expenses and dividends. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. Continuing operations and financing activities from Farm Bureau Life relating to interest sensitive products provided funds totaling $329.1 million for the six months ended June 30, 2012 and $255.1 million for the 2011 period.

June 30, 2012

Prior to the sale, EquiTrust Life provided funds from operations and financing activities relating to interest sensitive products totaling $136.2 million for the six months ended June 30, 2011, which are reported with other continuing operations in our consolidated statement of cash flows.

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

We paid cash dividends on our common and preferred stock during the six-month period totaling $5.8 million in 2012 and $3.9 million in 2011. It is anticipated that quarterly cash dividend requirements for 2012 will be $0.0075 per Series B redeemable preferred share and at least $0.10 per common share. The level of common stock dividends will be analyzed quarterly and will be dependent upon our capital and liquidity positions. In addition, alternative uses of excess capital, such as common stock repurchases, may impact future dividend levels. Assuming a dividend rate of $0.10 per common share the common and preferred dividends would total approximately $5.4 million during the remainder of 2012. The parent company expects to have sufficient resources and cash flows to meet its interest and dividend payments throughout 2012. The parent company had available cash and investments totaling $83.2 million at June 30, 2012. FBL Financial Group, Inc. expects to rely on available cash resources and management fee income to make dividend payments to its stockholders and interest payments on its debt, as well as fund any capital initiatives such as the stock repurchases described above. We had no material commitments for capital expenditures as of June 30, 2012.

We manage the amount of our capital to be consistent with statutory and rating agency requirements. As of June 30, 2012, we estimate that we have sufficient capital in Farm Bureau Life to meet our rating objectives. However, this capital may not be sufficient if significant future losses are incurred and access to additional capital is limited.

On a consolidated basis, we anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. However, there can be no assurance that future experience regarding benefits and surrenders will be similar to historic experience since benefits and surrender levels are influenced by such factors as the interest rate environment, our financial strength ratings, the economy and other factors that impact policyholder behavior. Our investment portfolio at June 30, 2012, included $28.7 million of short-term investments, $168.7 million of cash and cash equivalents and $631.3 million in carrying value of U.S. Government and U.S. Government agency-backed securities that could be readily converted to cash at or near carrying value. Farm Bureau Life is also a member of the FHLB, which provides a source for additional liquidity, if needed. This membership allows us to utilize fixed or floating rate advances offered by the FHLB and secured by qualifying collateral. Our total capacity to utilize such advances is impacted by multiple factors including the market value of eligible collateral, level of statutory admitted assets and excess reserves, and our willingness or capacity to hold activity-based FHLB common stock.

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

June 30, 2012

required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our internal control over financial reporting changes from time-to-time as we modify and enhance our systems and processes to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. Any significant changes in controls are evaluated prior to implementation to help ensure the continued effectiveness of our internal controls and internal control environment. While changes have taken place in our internal controls during the quarter ended June 30, 2012, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

The following table sets forth issuer purchases of equity securities for the quarter ended June 30, 2012.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) (1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2012 through April 30, 2012	—	$—	—	$73,630,527
May 1, 2012 through May 31, 2012	351,209	26.08	351,209	$64,469,941
June 1, 2012 through June 30, 2012	554,333	26.26	554,333	$49,914,848
Total	905,542	$26.19

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

June 30, 2012

ITEM 6. EXHIBITS

(a) Exhibits:

10.1*+	Separation Agreement, dated June 13, 2012, between the Company and James E. Hohmann.
31.1+	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101+#
Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language) from FBL Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 as follows: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statement of Changes in Stockholders' Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Financial Statements

+	Filed or furnished herewith
*	Exhibit relates to a compensatory plan for management or directors.
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

June 30, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 2, 2012

FBL FINANCIAL GROUP, INC.

By	/s/ James P. Brannen
James P. Brannen
Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer and Chief Administrative Officer (Principal Financial and Accounting Officer)