Form 10-Q
period 2012-09-30
FBL FINANCIAL GROUP INC
filed 2012-11-01
CIK 1012771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:
Title of each class	Outstanding at October 31, 2012
Class A Common Stock, without par value	24,597,099
Class B Common Stock, without par value	1,192,890

FBL FINANCIAL GROUP, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

ITEM 1. FINANCIAL STATEMENTS

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	September 30, 2012	December 31, 2011
Assets
Investments:
Fixed maturities - available for sale, at fair value (amortized cost: 2012 - $5,582,526; 2011 - $5,189,994)	$6,196,638	$5,570,550
Equity securities - available for sale, at fair value (cost: 2012 - $81,811; 2011 - $55,697)	85,751	57,432
Mortgage loans	541,975	552,359
Real estate	4,672	2,541
Policy loans	172,786	172,368
Short-term investments	18,889	41,756
Other investments	450	189
Total investments	7,021,161	6,397,195

Cash and cash equivalents	129,259	296,339
Restricted debt defeasance trust assets	—	211,627
Securities and indebtedness of related parties	93,238	64,516
Accrued investment income	75,186	67,200
Amounts receivable from affiliates	4,324	3,942
Reinsurance recoverable	94,423	94,685
Deferred acquisition costs	203,298	260,256
Value of insurance in force acquired	16,231	25,781
Current income taxes recoverable	29,655	16,334
Other assets	73,011	67,590
Assets held in separate accounts	634,402	603,903

Total assets	$8,374,188	$8,109,368

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

	September 30, 2012	December 31, 2011
Liabilities and stockholders' equity
Liabilities:
Future policy benefits:
Interest sensitive products	$4,036,243	$3,744,857
Traditional life insurance and accident and health products	1,441,639	1,401,995
Other policy claims and benefits	36,552	40,488
Supplementary contracts without life contingencies	362,351	359,663
Advance premiums and other deposits	222,069	211,573
Amounts payable to affiliates	883	713
Short-term debt payable to non-affiliates	—	174,258
Long-term debt payable to affiliates	50,000	49,968
Long-term debt payable to non-affiliates	97,000	97,000
Deferred income taxes	195,252	100,341
Other liabilities	91,385	122,180
Liabilities related to separate accounts	634,402	603,903
Total liabilities	7,167,776	6,906,939

Stockholders' equity:
FBL Financial Group, Inc. stockholders' equity:
Preferred stock, without par value, at liquidation value - authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 24,740,281 shares in 2012 and 29,457,644 shares in 2011	116,043	129,684
Class B common stock, without par value - authorized 1,500,000 shares, issued and outstanding 1,192,990 shares	7,522	7,522
Accumulated other comprehensive income	288,432	177,845
Retained earnings	791,352	884,263
Total FBL Financial Group, Inc. stockholders' equity	1,206,349	1,202,314
Noncontrolling interest	63	115
Total stockholders' equity	1,206,412	1,202,429
Total liabilities and stockholders' equity	$8,374,188	$8,109,368

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues:
Interest sensitive product charges	$25,638	$24,789	$75,060	$72,964
Traditional life insurance premiums	41,886	40,342	130,917	125,868
Net investment income	93,482	85,451	269,793	257,302
Net realized capital gains on sales of investments	5,379	279	10,669	4,610

Total other-than-temporary impairment losses	(6,208)	21	(21,188)	(12,898)
Non-credit portion in other comprehensive income	2,291	(1,167)	12,070	7,519
Net impairment losses recognized in earnings	(3,917)	(1,146)	(9,118)	(5,379)
Other income	2,891	4,856	13,625	13,835
Total revenues	165,359	154,571	490,946	469,200

Benefits and expenses:
Interest sensitive product benefits	48,640	49,410	147,050	144,251
Traditional life insurance benefits	37,473	35,598	116,925	109,913
Policyholder dividends	3,279	4,109	10,893	12,765
Underwriting, acquisition and insurance expenses	39,939	35,267	107,040	95,770
Interest expense	2,007	1,983	5,972	6,524
Loss on debt redemption	—	—	33	—
Other expenses	3,986	4,886	16,459	15,768
Total benefits and expenses	135,324	131,253	404,372	384,991
	30,035	23,318	86,574	84,209
Income taxes	(10,606)	(7,835)	(29,620)	(26,508)
Equity income, net of related income taxes	1,058	231	3,309	1,019
Net income from continuing operations	20,487	15,714	60,263	58,720
Discontinued operations:
Loss on sale of subsidiary	—	—	(2,252)	—
Income (loss) from discontinued operations, net of tax	55	11,354	(709)	29,618
Total income (loss) from discontinued operations	55	11,354	(2,961)	29,618
Net income	20,542	27,068	57,302	88,338
Net loss (gain) attributable to noncontrolling interest	(66)	1	52	21
Net income attributable to FBL Financial Group, Inc.	$20,476	$27,069	$57,354	$88,359

Comprehensive income	$75,864	$172,829	$167,889	$302,496

Earnings per common share:
Income from continuing operations	$0.77	$0.51	$2.14	$1.91
Income (loss) from discontinued operations	—	0.37	(0.10)	0.96
Earnings per common share	$0.77	$0.88	$2.04	$2.87
Earnings per common share - assuming dilution:
Income from continuing operations	$0.76	$0.50	$2.11	$1.88
Income (loss) from discontinued operations	—	0.36	(0.10)	0.95
Earnings per common share - assuming dilution	$0.76	$0.86	$2.01	$2.83

Cash dividends per common share	$0.1000	$0.0625	$0.3000	$0.1875

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands)

	FBL Financial Group, Inc. Stockholders' Equity
	Series B Preferred Stock	Class A and Class B Common Stock (a)	Accumulated Other Comprehensive Income	Retained Earnings	Non- controlling Interest	Total Stockholders' Equity
Balance at January 1, 2011	$3,000	$125,687	$51,644	$864,303	$92	$1,044,726
Comprehensive income
Net income - nine months ended September 30, 2011	—	—	—	88,359	(21)	88,338
Change in net unrealized investment gains/losses	—	—	220,161	—	—	220,161
Non-credit impairment losses	—	—	(5,998)	—	—	(5,998)
Change in underfunded status of other postretirement benefit plans	—	—	(5)	—	—	(5)
Total comprehensive income						302,496
Stock-based compensation, including the net issuance of 295,676 common shares under compensation plans	—	9,739	—	—	—	9,739
Dividends on preferred stock	—	—	—	(112)	—	(112)
Dividends on common stock	—	—	—	(5,725)	—	(5,725)
Receipts related to noncontrolling interest	—	—	—	—	17	17
Balance at September 30, 2011	$3,000	$135,426	$265,802	$946,825	$88	$1,351,141

Balance at January 1, 2012	$3,000	$137,206	$177,845	$884,263	$115	$1,202,429
Total comprehensive income
Net income - nine months ended September 30, 2012	—	—	—	57,354	(52)	57,302
Change in net unrealized investment gains/losses	—	—	118,398	—	—	118,398
Non-credit impairment losses	—	—	(7,715)	—	—	(7,715)
Change in underfunded status of other postretirement benefit plans	—	—	(96)	—	—	(96)
Total comprehensive income						167,889
Stock-based compensation, including the net issuance of 273,649 common shares under compensation plans	—	8,714	—	—	—	8,714
Purchase of 4,991,012 shares of common stock	—	(22,355)	—	(141,815)	—	(164,170)
Dividends on preferred stock	—	—	—	(112)	—	(112)
Dividends on common stock	—	—	—	(8,338)	—	(8,338)
Balance at September 30, 2012	$3,000	$123,565	$288,432	$791,352	$63	$1,206,412

(a)	All activity for the periods shown relates to Class A Common Stock.

See accompanying notes.
FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Nine months ended September 30,
	2012	2011
Operating activities (1)
Net income	$57,302	$88,338
Adjustments to reconcile net income to net cash provided by operating activities:
Interest credited to account balances	105,822	353,309
Charges for mortality, surrenders and administration	(70,647)	(83,748)
Net realized gains on investments	(1,551)	(5,574)
Change in fair value of derivatives	267	(50,877)
Increase in traditional life and accident and health benefit liabilities	39,645	26,091
Deferral of acquisition costs	(34,978)	(82,968)
Amortization of deferred acquisition costs and value of insurance in force	33,399	80,207
Change in reinsurance recoverable	262	21,838
Provision for deferred income taxes	36,435	(12,971)
Loss on sale of subsidiary	2,252	—
Loss on debt redemption	33	—
Other	(75,667)	1,487
Net cash provided by operating activities	92,574	335,132

Investing activities (1)
Sales, maturities or repayments:
Fixed maturities - available for sale	478,972	924,027
Equity securities - available for sale	7,524	2,505
Mortgage loans	57,525	62,515
Derivative instruments	—	24,293
Policy loans	28,512	29,834
Securities and indebtedness of related parties	—	60
Real estate	—	1,330
Acquisitions:
Fixed maturities - available for sale	(848,330)	(1,519,463)
Equity securities - available for sale	(33,329)	(4,628)
Mortgage loans	(48,880)	(43,081)
Derivative instruments	(151)	(46,779)
Policy loans	(28,930)	(30,974)
Securities and indebtedness of related parties	(30,529)	(14,734)
Short-term investments, net change	22,867	326,385
Purchases and disposals of property and equipment, net	(2,695)	(4,637)
Net cash used in investing activities	(397,444)	(293,347)

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Nine months ended September 30,
	2012	2011
Financing activities (1)
Contract holder account deposits	$538,096	$1,056,849
Contract holder account withdrawals	(274,175)	(983,474)
Transfer from restricted debt defeasance trusts	211,627	—
Repayments of debt	(174,258)	—
Receipts related to noncontrolling interests, net	—	17
Excess tax deductions on stock-based compensation	2,359	379
Issuance (repurchase) of common stock, net	(157,409)	5,828
Dividends paid	(8,450)	(5,837)
Net cash provided by financing activities	137,790	73,762
Increase (decrease) in cash and cash equivalents	(167,080)	115,547
Cash and cash equivalents at beginning of period	296,339	4,794
Cash and cash equivalents at end of period	$129,259	$120,341

Supplemental disclosures of cash flow information (1)
Cash paid (received) during the period for:
Interest	$9,408	$17,366
Income taxes	(1,626)	33,722
Non-cash operating activity:
Deferral of sales inducements	1,166	38,959
Non-cash financing activity:
Refinancing of debt payable to affiliates	—	100,000

(1)
Our consolidated statements of cash flows combine the cash flows from discontinued operations with the cash flows from continuing operations within each major category (operating, investing and financing) of the statement and supplemental disclosures.

See accompanying notes.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2012

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

Operating results for the three and nine-month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. We encourage you to refer to our consolidated financial statements and notes for the year ended December 31, 2011 included in our Annual Report on Form 10-K for a complete description of our material accounting policies. Also included in the Form 10-K is a description of areas of judgments and estimates and other information necessary to understand our financial position and results of operations.

See Note 2 for information on the recent sale of our former subsidiary, EquiTrust Life Insurance Company (EquiTrust Life). Financial results of this business component have been reclassified in the prior period financial statements and excluded from the notes to the consolidated financial statements, unless otherwise noted.

Adoption of Recent Accounting Pronouncements

Effective January 1, 2012, we adopted guidance issued by the Financial Accounting Standards Board (FASB) related to accounting for costs associated with acquiring or renewing insurance contracts. This guidance defines allowable deferred acquisition costs as the incremental direct cost of contract acquisition and certain costs related directly to underwriting, policy issuance and processing. This guidance also allows for the deferral of advertising costs if directly linked to a sale. We have applied the guidance retrospectively, resulting in a reduction to stockholders' equity of $75.8 million at January 1, 2012 and $101.7 million at January 1, 2011. The following tables present the effect of the change on financial statement line items and earnings per share for prior periods that were retrospectively adjusted:

Consolidated Balance Sheet

	December 31, 2011
	Prior to Adoption	Currently Reported	Impact
	(Dollars in thousands)
Assets:
Deferred acquisition costs	$376,797	$260,256	$(116,541)
Liabilities:
Deferred income taxes	141,130	100,341	(40,789)
Stockholders' equity:
Accumulated other comprehensive income	149,622	177,845	28,223
Retained earnings	988,238	884,263	(103,975)
Impact to stockholders' equity			$(75,752)

September 30, 2012

Consolidated Statements of Comprehensive Income

	Three months ended September 30, 2011			Nine months ended September 30, 2011
	Prior to Adoption	Currently Reported	Impact	Prior to Adoption	Currently Reported	Impact
	(Dollars in thousands)
Benefits and expenses:
Underwriting, acquisition and insurance expenses	$35,227	$35,267	$(40)	$93,480	$95,770	$(2,290)
Income taxes	7,849	7,835	14	27,309	26,508	801
Income from continuing operations			(26)			(1,489)
Discontinued operations:
Income from discontinued operations	11,824	11,354	(470)	31,375	29,618	(1,757)
Net income attributable to FBL Financial Group, Inc.			$(496)			$(3,246)

Earnings per common share basic and diluted:
Income from continuing operations			$—			$(0.05)
Income (loss) from discontinued operations			(0.02)			(0.06)
Earnings per common share			$(0.02)			$(0.11)

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

As a result of the sale, our consolidated financial statements are presented to reflect the operations of the component sold as discontinued operations. A summary of income (loss) from discontinued operations is as follows:

Condensed Statements of Income (Loss) from Discontinued Operations

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Revenues	$—	$44,669	$—	$289,561
Benefits and expenses	84	(23,936)	(236)	(235,927)
Interest expense allocation	—	(3,328)	(855)	(10,527)
Equity income	—	8	—	1,571
Income taxes	(29)	(6,059)	382	(15,060)
Income (loss) from discontinued operations	$55	$11,354	$(709)	$29,618

September 30, 2012

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

3. Investment Operations

Fixed Maturity and Equity Securities

Available-For-Sale Fixed Maturity and Equity Securities by Investment Category

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit losses on other-than-temporary impairments (1)
	(Dollars in thousands)
Fixed maturities:
Corporate (2)	$2,817,305	$403,086	$(14,816)	$3,205,575	$(5,044)
Residential mortgage-backed	661,658	45,571	(10,240)	696,989	(8,828)
Commercial mortgage-backed	467,938	50,165	(3,487)	514,616	—
Other asset-backed	518,240	12,532	(18,853)	511,919	(6,840)
Collateralized debt obligation (3)	18	—	—	18	—
United States Government and agencies	42,531	7,423	—	49,954	—
State, municipal and other governments	1,074,836	145,275	(2,544)	1,217,567	—
Total fixed maturities	$5,582,526	$664,052	$(49,940)	$6,196,638	$(20,712)

Equity securities:
Non-redeemable preferred stocks	$51,019	$4,205	$(840)	$54,384	$—
Common stocks	30,792	575	—	31,367	—
Total equity securities	$81,811	$4,780	$(840)	$85,751	$—

September 30, 2012

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit losses on other-than-temporary impairments (1)
	(Dollars in thousands)
Fixed maturities:
Corporate (2)	$2,650,113	$290,688	$(42,654)	$2,898,147	$(6,592)
Residential mortgage-backed	652,585	39,789	(16,435)	675,939	(2,028)
Commercial mortgage-backed	452,980	46,935	(9,020)	490,895	—
Other asset-backed	392,182	2,058	(26,080)	368,160	(10,205)
Collateralized debt obligation (3)	270	—	—	270	—
United States Government and agencies	45,231	7,446	—	52,677	—
State, municipal and other governments	996,633	92,968	(5,139)	1,084,462	—
Total fixed maturities	$5,189,994	$479,884	$(99,328)	$5,570,550	$(18,825)

Equity securities:
Non-redeemable preferred stocks	$33,149	$1,777	$(524)	$34,402	$—
Common stocks	22,548	482	—	23,030	—
Total equity securities	$55,697	$2,259	$(524)	$57,432	$—

(1)	Non-credit losses, subsequent to the initial impairment measurement date, on other-than-temporary impairments are included in the gross unrealized gains and losses columns above.

(2)
Corporate securities include hybrid preferred securities with a carrying value of $112.6 million at September 30, 2012 and $116.7 million at December 31, 2011. Corporate securities also include redeemable preferred stock with a carrying value of $6.0 million at September 30, 2012 and $5.5 million at December 31, 2011.

(3)
The collateralized debt obligation includes an embedded credit derivative; accordingly, changes in its fair value are realized as derivative income (loss) which is included within net investment income in the consolidated statements of comprehensive income.

Short-term investments have been excluded from the above schedules as amortized cost approximates fair value for these securities.

Available-For-Sale Fixed Maturities by Maturity Date

	September 30, 2012
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due in one year or less	$65,374	$66,999
Due after one year through five years	529,320	570,405
Due after five years through ten years	1,233,198	1,411,031
Due after ten years	2,106,798	2,424,679
	3,934,690	4,473,114
Mortgage-backed and other asset-backed	1,647,836	1,723,524
Total fixed maturities	$5,582,526	$6,196,638

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Fixed maturities not due at a single maturity date have been included in the above table in the year of final contractual maturity.

September 30, 2012

Net Unrealized Gains (Losses) on Investments in Accumulated Other Comprehensive Income

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Net unrealized appreciation on:
Fixed maturities - available for sale	$614,112	$380,556
Equity securities - available for sale	3,940	1,735
	618,052	382,291
Adjustments for assumed changes in amortization pattern of:
Deferred acquisition costs	(169,385)	(104,875)
Value of insurance in force acquired	(17,021)	(12,281)
Unearned revenue reserve	12,067	8,312
Provision for deferred income taxes	(155,284)	(95,688)
	288,429	177,759
Proportionate share of net unrealized investment losses of equity investees	—	(13)
Net unrealized investment gains	$288,429	$177,746

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

Fixed Maturity and Equity Securities with Unrealized Losses by Length of Time

	September 30, 2012
	Less than one year		One year or more		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$59,477	$(1,066)	$128,756	$(13,750)	$188,233	$(14,816)	29.7%
Residential mortgage-backed	24,233	(241)	57,172	(9,999)	81,405	(10,240)	20.4
Commercial mortgage-backed	16,711	(511)	47,379	(2,976)	64,090	(3,487)	7.0
Other asset-backed	53,967	(889)	48,392	(17,964)	102,359	(18,853)	37.8
State, municipal and other governments	3,923	(76)	15,839	(2,468)	19,762	(2,544)	5.1
Total fixed maturities	$158,311	$(2,783)	$297,538	$(47,157)	$455,849	$(49,940)	100.0%

Equity securities:
Non-redeemable preferred stocks	$—	$—	$7,160	$(840)	$7,160	$(840)
Total equity securities	$—	$—	$7,160	$(840)	$7,160	$(840)

September 30, 2012

	December 31, 2011
	Less than one year		One year or more		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$248,879	$(9,787)	$134,913	$(32,867)	$383,792	$(42,654)	42.9%
Residential mortgage-backed	19,923	(293)	56,309	(16,142)	76,232	(16,435)	16.5
Commercial mortgage-backed	44,732	(3,872)	39,790	(5,148)	84,522	(9,020)	9.1
Other asset-backed	82,801	(3,632)	49,580	(22,448)	132,381	(26,080)	26.3
State, municipal and other governments	2,932	(45)	50,328	(5,094)	53,260	(5,139)	5.2
Total fixed maturities	$399,267	$(17,629)	$330,920	$(81,699)	$730,187	$(99,328)	100.0%

Equity securities:
Non-redeemable preferred stocks	$2,878	$(122)	$7,598	$(402)	$10,476	$(524)
Total equity securities	$2,878	$(122)	$7,598	$(402)	$10,476	$(524)

Included in the above tables are 146 securities from 118 issuers at September 30, 2012 and 249 securities from 204 issuers at December 31, 2011. The unrealized losses in fixed maturities are primarily due to wider spreads between the risk-free and corporate and other bond yields relative to the spreads when the securities were purchased. We do not intend to sell or believe we will be required to sell any of our impaired fixed maturity securities before recovery of their amortized cost basis. The following summarizes the more significant unrealized losses of fixed maturities and equity securities by investment category as of September 30, 2012.

Corporate securities: The largest unrealized losses remain in the finance sector ($106.5 million carrying value and $10.4 million unrealized loss). The largest unrealized losses in the finance sector were in the banking ($76.6 million carrying value and $8.7 million unrealized loss) and the real estate investment trust ($15.1 million carrying value and $0.6 million unrealized loss) sub-sectors. The unrealized losses across the finance sector are primarily attributable to a general widening in spread levels relative to the spreads at which we acquired the securities. Finance sector spreads have narrowed but remain somewhat wide in comparison to the narrowing experienced in the remaining sectors, contributing to the proportionately larger amount of unrealized losses for this sector. Unrealized losses on the remaining corporate securities are generally due to spread widening among several individual issuers.

Residential mortgage-backed securities: The unrealized losses on residential mortgage-backed securities were primarily due to continued uncertainty regarding mortgage defaults on Alt-A loans. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on mortgages and other assets backing the securities.

Commercial mortgage-backed securities: The unrealized losses on commercial mortgage-backed securities were primarily due to spread widening and industry concerns regarding the potential for future commercial mortgage defaults. The contractual cash flows of these investments are based on mortgages backing the securities. Unrealized losses on military housing bonds were mainly attributed to a limited number of investors and negative publicity regarding this sector. Insured military housing bonds have also been impacted by the removal of their ratings following downgrades of the insurance providers.

Other asset-backed securities: The unrealized losses on other asset-backed securities were primarily due to concerns regarding defaults on subprime mortgages and home equity loans. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on mortgages and other assets backing the securities.

State, municipal and other governments: The unrealized losses on state, municipal and other governments were primarily due to general spread widening relative to spreads at which we acquired the bonds. The decline in fair value is primarily due to increased spreads on lower-rated bonds and market concerns regarding specific areas of the sector.

Equity securities: Our gross unrealized losses were on investment grade non-redeemable perpetual preferred securities within the finance sector. These securities provide periodic cash flows, contain call features and are similarly rated and priced like other long-term callable bonds and are evaluated for other-than-temporary impairment similar to fixed maturities. The decline in fair value is primarily due to market concerns regarding the sector. We have evaluated the near-term prospects of our equity

September 30, 2012

securities in relation to the severity and duration of their impairment and based on that evaluation have the ability and intent to hold these investments until recovery of fair value.

Excluding mortgage and asset-backed securities, no securities from the same issuer had an aggregate unrealized loss in excess of $4.1 million at September 30, 2012, with the largest unrealized loss from hybrid Tier 1 capital bonds in the financial sector. With respect to mortgage and asset-backed securities not backed by the United States Government, no securities from the same issuer had an aggregate unrealized loss in excess of $8.2 million at September 30, 2012, which consists of three different securities from the same issuer that are backed by different pools of Alt-A residential mortgage loans. All three of the securities are rated non-investment grade and the largest unrealized loss totaled $4.5 million.

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

After an other-than-temporary write down of all equity securities and any fixed maturities with a credit-only impairment, the cost basis is not adjusted for subsequent recoveries in fair value. For fixed maturities for which we can reasonably estimate future cash flows after a write down, the discount or reduced premium recorded, based on the new cost basis, is amortized over the remaining life of the security. Amortization in this instance is computed using the prospective method and the current estimate of the amount and timing of future cash flows.

Credit Loss Component of Other-Than-Temporary Impairments on Fixed Maturities

The following table sets forth the amount of credit loss impairments on fixed maturities we held as of the dates indicated for which a portion of the other-than-temporary impairment was recognized in other comprehensive income and corresponding changes in such amounts.

September 30, 2012

	Nine months ended September 30,
	2012	2011
	(Dollars in thousands)
Balance at beginning of period	$(22,746)	$(29,603)
Increases for which an impairment was not previously recognized	(847)	(216)
Increases to previously impaired investments	(1,179)	(2,834)
Reductions due to investments sold	146	78
Reductions due to intent to sell investments	40	273
Balance at end of period	$(24,586)	$(32,302)

Realized Gains (Losses) - Recorded in Income

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Realized gains (losses) on sales of investments
Fixed maturities:
Gross gains	$5,429	$331	$10,077	$4,816
Gross losses	(11)	(49)	(446)	(213)
Equity securities	—	(5)	310	(5)
Mortgage loans	—	—	767	—
Real estate	(26)	—	(26)	—
Securities and indebtedness of related parties	(13)	2	(13)	12
Impairment losses recognized in earnings:
Credit-related portion of fixed maturity losses (1)	(1,179)	(1,145)	(2,026)	(3,050)
Other credit-related (2)	(2,738)	(1)	(7,092)	(2,329)
Realized gains (losses) on investments recorded in income	$1,462	$(867)	$1,551	$(769)

(1)
Amount represents the credit-related losses recognized for fixed maturities which were not written down to fair value. As discussed above the non-credit portion of the losses have been recognized in other comprehensive income.

(2)	Amount represents credit-related losses for mortgage loans, real estate and fixed maturities written down to fair value.

Proceeds from sales of fixed maturities totaled $129.9 million at September 30, 2012 and $51.1 million at September 30, 2011.

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

Any loans delinquent on contractual payments are considered non-performing. At September 30, 2012, there were two non-performing loans over 90 days past due on contractual payments with a carrying value of $16.4 million. At December 31, 2011, there were three non-performing loans over 90 days past due on contractual payments with a carrying value of $18.9 million. During the first quarter of 2012, we foreclosed on one non-performing loan with a book value of $2.1 million at December 31, 2011 and took possession of the real estate with an appraised value of $2.4 million. We discontinued the accrual of interest on the two loans totaling $16.4 million at September 30, 2012 and two loans totaling $4.0 million at December 31, 2011.

September 30, 2012

Mortgage Loans by Collateral Type

	September 30, 2012		December 31, 2011
Collateral Type	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
Office	$229,395	42.3%	$234,853	42.5%
Retail	177,451	32.7	178,954	32.4
Industrial	125,037	23.1	130,498	23.6
Other	10,092	1.9	8,054	1.5
Total	$541,975	100.0%	$552,359	100.0%

Mortgage Loans by Geographic Location within the United States

	September 30, 2012		December 31, 2011
Region of the United States	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
South Atlantic	$155,928	28.8%	$162,363	29.4%
Pacific	84,551	15.6	99,486	18.0
East North Central	83,808	15.5	93,159	16.9
West North Central	78,466	14.5	70,277	12.7
West South Central	42,740	7.9	49,184	8.9
Mountain	36,512	6.7	28,099	5.1
Other	59,970	11.0	49,791	9.0
Total	$541,975	100.0%	$552,359	100.0%

Mortgage Loans by Loan-to-Value Ratio

	September 30, 2012		December 31, 2011
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
0% - 50%	$163,873	30.2%	$144,915	26.2%
51% - 60%	146,778	27.1	172,318	31.2
61% - 70%	184,064	34.0	171,146	31.0
71% - 80%	45,685	8.4	55,247	10.0
81% - 90%	1,575	0.3	8,733	1.6
Total	$541,975	100.0%	$552,359	100.0%

Loan-to-value ratio uses the most recent appraised value. Appraisals are updated when there is indication of a possible significant collateral decline or loan modification and refinance requests.

Mortgage Loans by Year of Origination

	September 30, 2012		December 31, 2011
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
2012	$48,683	9.0%	$—	—%
2011	47,704	8.8	48,557	8.8
2010	27,718	5.1	28,578	5.2
2008	70,832	13.1	72,246	13.1
2007 and prior	347,038	64.0	402,978	72.9
Total	$541,975	100.0%	$552,359	100.0%

September 30, 2012

Impaired Mortgage Loans

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Recorded investment	$8,373	$6,294
Unpaid principal balance	10,067	8,053
Related allowance	1,694	1,759

Allowance on Mortgage Loans
	Nine months ended September 30,
	2012	2011
	(Dollars in thousands)
Balance at beginning of period	$1,759	$1,759
Allowances established	335	—
Charge offs	(400)	—
Balance at end of period	$1,694	$1,759

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

	September 30, 2012		December 31, 2011
	Carrying Value	Maximum Exposure to Loss	Carrying Value	Maximum Exposure to Loss
	(Dollars in thousands)
Real estate limited partnerships	$17,034	$17,034	$17,948	$17,948

We did not have any commitments for further fundings to investees designated as VIEs as of September 30, 2012 or December 31, 2011.

Other

At September 30, 2012, we had committed to provide $41.3 million of additional funds for our investments in low income housing tax credit limited partnerships.

4. Derivative Instruments

As discussed in Note 2, the make-whole redemption feature of our unaffiliated senior notes was an embedded derivative based on U.S. Treasury yields at December 31, 2011. This derivative liability had a fair value of $33.1 million at December 31, 2011 and zero at September 30, 2012 due to the repayment of debt during the first quarter. The derivative liability was reported in other liabilities in the consolidated balance sheet. The change in fair value is included in the loss on debt redemption line in the consolidated statements of comprehensive income.

We are not significantly involved in hedging activities and have limited exposure to derivatives. We do not apply hedge accounting to any of our derivative positions. Derivative assets, which are primarily reported in reinsurance recoverable and other investments, totaled $5.2 million at September 30, 2012 and $3.7 million at December 31, 2011. Our derivative assets consist of derivatives embedded within our modified coinsurance agreements, collateralized debt obligation and call options which provide an economic hedge for a small block of index annuity contracts. Derivative liabilities, excluding the make-whole redemption feature, totaled $0.4 million at September 30, 2012 and December 31, 2011 and include derivatives embedded within our index annuity contracts and derivatives embedded within our modified coinsurance agreements. The net gain (loss) recognized on these derivatives for the three-month period was $0.8 million for 2012 and $(0.6) million for 2011 and for the nine-month period, was $1.1 million for 2012 and less than $0.1 million for 2011.

September 30, 2012

5. Fair Values

The carrying and estimated fair values of our financial instruments are as follows:

Fair Values and Carrying Values

	September 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Assets
Fixed maturities - available for sale	$6,196,638	$6,196,638	$5,570,550	$5,570,550
Equity securities - available for sale	85,751	85,751	57,432	57,432
Mortgage loans	541,975	589,634	552,359	581,273
Policy loans	172,786	226,702	172,368	229,202
Other investments	359	359	84	84
Cash, cash equivalents and short-term investments	148,148	148,148	338,095	338,095
Restricted debt defeasance trust assets	—	—	211,627	211,627
Reinsurance recoverable	4,829	4,829	3,391	3,391
Assets held in separate accounts	634,402	634,402	603,903	603,903

Liabilities
Future policy benefits	$3,231,141	$3,451,248	$2,963,374	$2,944,748
Supplemental contracts without life contingencies	362,351	343,474	359,663	311,355
Advance premiums and other deposits	212,654	212,654	200,353	200,353
Short-term debt	—	—	174,258	175,000
Long-term debt	147,000	113,774	146,968	101,670
Other liabilities	94	94	33,208	33,208
Liabilities related to separate accounts	634,402	624,643	603,903	592,813

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

September 30, 2012

Fixed maturities:

Level 1 fixed maturities consist of U.S. Treasury issues that are actively traded, allowing us to use current market prices as an estimate of their fair value.

Level 2 fixed maturities consist of corporate, mortgage and other asset-backed, United States Government agencies and private placement securities with observable market data, and in some circumstances recent trade activity. When quoted prices of identical assets in active markets are not available, our first priority is to obtain prices from third party pricing vendors. We have regular interaction with these vendors to ensure we understand their pricing methodologies and to confirm they are utilizing observable market information. Their methodologies vary by asset class and include inputs such as estimated cash flows, benchmark yields, reported trades, credit quality, industry events and economic events. Fixed maturities with validated prices from pricing services, which includes the majority of our public fixed maturities in all asset classes, are generally reflected in Level 2.

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

September 30, 2012

include discussions with the original pricing source or other external sources to ensure we are in agreement with the valuation.

•	Compare prices between different pricing sources for unusual disparity.

•	Meet monthly with our Investment Committee, the group that oversees our valuation process, to discuss valuation practices and observations during the pricing process.

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

September 30, 2012

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

Future policy benefits, supplemental contracts without life contingencies and advance premiums and other deposits:

Level 3 policy related financial instruments of investment-type contracts are those not involving significant mortality or morbidity risks. No active market exists for these contracts and they are not measured at fair value on a recurring basis. Fair values for our insurance contracts, other than investment-type contracts, are not required to be disclosed. Fair values for our investment-type contracts with expected maturities, including deferred annuities, funding agreements and supplementary contracts, are determined using discounted cash flow valuation techniques based on current interest rates adjusted to reflect our credit risk and an additional provision for adverse deviation. For certain deposit liabilities with no defined maturities and no surrender charges, including pension related deposit administration funds, advance premiums and other deposits, fair value is the account value or amount payable on demand. Significant judgment is required in selecting the assumptions used to estimate the fair values of these financial instruments. For contracts with known maturities, increases in current rates will result in a decrease in discounted cash flows and a decrease in the estimated fair value of the policy obligation.

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

September 30, 2012

Liabilities related to separate accounts:

Separate account liabilities are not measured at fair value on a recurring basis. Level 3 separate account liabilities' fair value is based on the cash surrender value of the underlying contract, which is the cost we would incur to extinguish the liability.

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels

	September 30, 2012
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Corporate securities	$—	$3,097,171	$108,404	$3,205,575
Residential mortgage-backed securities	—	696,989	—	696,989
Commercial mortgage-backed securities	—	434,210	80,406	514,616
Other asset-backed securities	—	432,628	79,291	511,919
Collateralized debt obligation	—	—	18	18
United States Government and agencies	15,113	26,148	8,693	49,954
State, municipal and other governments	—	1,217,317	250	1,217,567
Non-redeemable preferred stocks	—	47,096	7,288	54,384
Common stocks	2,786	24,211	4,370	31,367
Other investments	—	359	—	359
Cash, cash equivalents and short-term investments	148,148	—	—	148,148
Reinsurance recoverable	—	4,829	—	4,829
Assets held in separate accounts	634,402	—	—	634,402
Total assets	$800,449	$5,980,958	$288,720	$7,070,127

Liabilities
Future policy benefits - index annuity embedded derivatives	$—	$—	$331	$331
Other liabilities	—	94	—	94
Total liabilities	$—	$94	$331	$425

September 30, 2012

	December 31, 2011
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Corporate securities	$—	$2,791,735	$106,412	$2,898,147
Residential mortgage-backed securities	—	668,228	7,711	675,939
Commercial mortgage-backed securities	—	462,996	27,899	490,895
Other asset-backed securities	—	254,702	113,458	368,160
Collateralized debt obligation	—	—	270	270
United States Government and agencies	15,421	24,668	12,588	52,677
State, municipal and other governments	—	1,072,418	12,044	1,084,462
Non-redeemable preferred stocks	—	19,955	14,447	34,402
Common stocks	3,078	19,952	—	23,030
Other investments	—	84	—	84
Cash, cash equivalents and short-term investments	338,095	—	—	338,095
Restricted debt defeasance trust assets	211,627	—	—	211,627
Reinsurance recoverable	—	3,391	—	3,391
Assets held in separate accounts	603,903	—	—	603,903
Total assets	$1,172,124	$5,318,129	$294,829	$6,785,082

Liabilities
Future policy benefits - index annuity embedded derivatives	$—	$—	$302	$302
Other liabilities	—	64	33,144	33,208
Total liabilities	$—	$64	$33,446	$33,510

Level 3 Fixed Maturities on a Recurring Basis by Valuation Source

	September 30, 2012
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$71,801	$36,603	$108,404
Commercial mortgage-backed securities	80,406	—	80,406
Other asset-backed securities	64,624	14,667	79,291
Collateralized debt obligation	—	18	18
United States Government and agencies	8,693	—	8,693
State, municipal and other governments	250	—	250
Total	$225,774	$51,288	$277,062
Percent of total	81.5%	18.5%	100.0%

September 30, 2012

	December 31, 2011
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$77,588	$28,824	$106,412
Residential mortgage-backed securities	7,711	—	7,711
Commercial mortgage-backed securities	27,899	—	27,899
Other asset-backed securities	113,458	—	113,458
Collateralized debt obligation	270	—	270
United States Government and agencies	12,588	—	12,588
State, municipal and other governments	8,164	3,880	12,044
Total	$247,678	$32,704	$280,382
Percent of total	88.3%	11.7%	100.0%

Quantitative Information about Level 3 Fair Value Measurements - Recurring Basis

	September 30, 2012
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$62,839	Discounted cash flow	Credit spread	0.91% - 9.35% (5.59%)
Commercial mortgage-backed	79,620	Discounted cash flow	Credit spread	2.06% - 5.90% (3.88%)
Other asset-backed securities	32,527	Discounted cash flow	Credit spread	1.41% - 6.50% (4.67%)
State, municipal and other governments	250	Discounted cash flow	Credit spread	2.00% (2.00%)
Non-redeemable preferred stocks	7,288	Discounted cash flow	Credit spread	5.28% (5.28%)
Total Assets	$182,524

Liabilities
Future policy benefits - index annuity embedded derivatives	$331	Discounted cash flow	Credit risk Risk margin	1.00% - 2.50% (1.75%) 0.15% - 0.40% (0.25%)

The table above excludes certain securities for which the fair value was based on non-binding broker quotes where we could not reasonably obtain the quantitative unobservable inputs.

September 30, 2012

Level 3 Financial Instruments Changes in Fair Value Recurring Basis

	September 30, 2012
				Realized and unrealized gains (losses), net
	Balance, December 31, 2011	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Amort-ization included in net income	Balance, September 30, 2012
	(Dollars in thousands)
Assets
Corporate securities	$106,412	$—	$(14,108)	$(9)	$3,201	$28,109	$(15,295)	$94	$108,404
Residential mortgage-backed securities	7,711	—	—	—	—	—	(7,711)	—	—
Commercial mortgage-backed securities	27,899	5,105	(2,181)	—	264	63,313	(14,055)	61	80,406
Other asset-backed securities	113,458	56,382	(5,637)	(44)	1,523	12,440	(99,553)	722	79,291
Collateralized debt obligation	270	—	—	(252)	—	—	—	—	18
United States Government and agencies	12,588	—	—	—	111	—	(4,010)	4	8,693
State, municipal and other governments	12,044	—	(4,195)	—	(315)	—	(7,845)	561	250
Non-redeemable preferred stocks	14,447	—	(5,105)	105	646	—	(2,805)	—	7,288
Common stocks	—	4,370	—	—	—	—	—	—	4,370
Total Assets	$294,829	$65,857	$(31,226)	$(200)	$5,430	$103,862	$(151,274)	$1,442	$288,720

Liabilities
Future policy benefits - index annuity embedded derivatives	$302	$—	$(24)	$—	$53	$—	$—	$—	$331
Other liabilities-Senior Notes make-whole redemption embedded derivative	33,144	—	(33,144)	—	—	—	—	—	—
Total Liabilities	$33,446	$—	$(33,168)	$—	$53	$—	$—	$—	$331

September 30, 2012

	September 30, 2011
				Realized and unrealized gains (losses), net
	Balance, December 31, 2010	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Net transfers into Level 3 (2)	Net transfers out of Level 3 (2)	Amort-ization included in net income	Balance, September 30, 2011
	(Dollars in thousands)
Assets
Corporate securities	$117,164	$7,180	$(5,613)	$(1,000)	$(425)	$6,211	$(15,148)	$(4)	$108,365
Residential mortgage-backed securities	11,895	—	(3,197)	—	(58)	—	—	(59)	8,581
Commercial mortgage-backed securities	32,088	6,847	(201)	—	2,055	6,884	(19,236)	(199)	28,238
Other asset-backed securities	15,247	59,828	(1,429)	(529)	(1,963)	—	(7,758)	551	63,947
Collateralized debt obligation	1,220	—	—	(610)	—	—	—	—	610
United States Government and agencies	8,188	—	—	—	359	—	—	4	8,551
State, municipal and other governments	12,694	—	(69)	—	(4)	—	(4,427)	—	8,194
Non-redeemable preferred stocks	9,150	—	—	—	(415)	5,140	—	—	13,875
Total Assets	$207,646	$73,855	$(10,509)	$(2,139)	$(451)	$18,235	$(46,569)	$293	$240,361

Liabilities
Future policy benefits - index annuity embedded derivatives	$375	$—	$(10)	$—	$(48)	$—	$—	$—	$317
Total Liabilities	$375	$—	$(10)	$—	$(48)	$—	$—	$—	$317

(1)
Transfers into Level 3 represent assets previously priced using an external pricing service with access to observable inputs no longer available and therefore, were priced using non-binding broker quotes. During the third quarter 2012, we were unable to obtain prices from our external pricing sources for a portion of our commercial mortgage-backed securities, primarily military housing bonds, accordingly valuations were obtained through brokers familiar with these instruments. During 2012, we began using an external pricing service with access to observable inputs for a portion of our Level 3 investments for which non-binding broker quotes were previously used to estimate fair value. We believe the change in pricing sources is appropriate, and consistent with our pricing waterfall policy to use higher level valuation methods when available. There were no transfers between Level 1 and Level 2 during 2012.

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

September 30, 2012

Valuation of our Financial Instruments Not Reported at Fair Value by Hierarchy Levels

	September 30, 2012
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$589,634	$589,634
Policy loans	—	—	226,702	226,702
Total assets	$—	$—	$816,336	$816,336

Liabilities
Future policy benefits	$—	$—	$3,450,917	$3,450,917
Supplemental contracts without life contingencies	—	—	343,474	343,474
Advance premiums and other deposits	—	—	212,654	212,654
Long-term debt	—	—	113,774	113,774
Liabilities related to separate accounts	—	—	624,643	624,643
Total liabilities	$—	$—	$4,745,462	$4,745,462

Level 3 Financial Instruments Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis, generally mortgage loans or real estate which have been deemed to be impaired as of the end of the reporting period. During the nine months ended September 30, 2012, one mortgage loan was impaired to a fair value totaling $1.6 million which resulted in an impairment of $0.3 million. There were no assets carried at fair value on a nonrecurring basis at December 31, 2011.

6. Defined Benefit Plan

We participate with several affiliates and an unaffiliated organization in multiemployer defined benefit plans. Our share of net periodic pension cost for the plans is recorded as expense in our consolidated statements of comprehensive income.

Components of Net Periodic Pension Cost for FBL and Affiliates Combined

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Service cost	$2,139	$2,049	$6,419	$6,147
Interest cost	3,466	3,459	10,398	10,377
Expected return on assets	(3,520)	(3,461)	(10,560)	(10,383)
Amortization of prior service cost	104	375	310	1,125
Amortization of actuarial loss	2,644	1,973	7,932	5,919
Net periodic pension cost	$4,833	$4,395	$14,499	$13,185

FBL Financial Group, Inc. share of net periodic pension costs (1)	$1,721	$1,688	$5,221	$5,063

(1)	Includes amounts applicable to discontinued operations for the 2011 periods.

7. Commitments and Contingencies

Legal Proceedings

In the normal course of business, we may be involved in litigation where damages are alleged that are substantially in excess of contractual policy benefits or certain other agreements. In recent years, companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims. We are not aware of any such matters threatened or pending against FBL Financial Group, Inc. or any of its subsidiaries.

In 2006, Farm Bureau Life Insurance Company incurred a pre-tax charge of $4.9 million relating to the settlement of a lawsuit with a husband and wife who had applied for life insurance policies. The settlement ended litigation regarding the process we followed in denying insurance coverage for medical reasons. Insurance claims were filed under our professional liability and general liability insurance policies for reimbursement of the settlement amount, but coverage was denied. A lawsuit was filed against the insurer and the insurance broker to recover those damages. Claims against the insurer were dismissed in prior court rulings. Claims against the broker for failure to provide timely notice of our claim to said insurers were dismissed by the Polk County, Iowa, District Court, in a December 29, 2011 ruling, which found that even if the insurer had received timely notice, there would have been no coverage. The decision was appealed in the second quarter of 2012 and we do not anticipate a decision by the court until 2013. Any recoveries will be recorded in net income in the period the recovery is received.

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

During the first quarter of 2012, we conducted a modified “Dutch Auction” tender offer to repurchase up to $140.0 million of our Class A common stock. The tender offer expired on March 27, 2012 partially subscribed, resulting in a commitment to repurchase 2,554,683 shares for $89.4 million. Separately, we entered into an agreement with our majority shareholder, Iowa Farm Bureau Federation (“IFBF”), to repurchase up to 1,000,000 shares of its Class A common stock with pro rata adjustments dependent on the outcome of the tender offer discussed above. The expiration of the tender offer on March 27, 2012, resulted in a commitment to repurchase 638,671 shares from IFBF for $22.4 million. The $111.8 million stock repurchase obligation under these two agreements was settled during April 2012. In addition to the funds paid to our shareholders, direct transaction costs of $0.9 million were incurred during the first quarter 2012 related to these two share repurchases. In the third quarter of 2012 we entered into a private agreement to repurchase 3,900 shares for $0.1 million. Furthermore, we repurchased 1,793,758 shares in the open market for $51.4 million during the nine months ended September 30, 2012.

9. Earnings per Share

Computation of Earnings Per Common Share

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share data)
Numerator:
Net income attributable to FBL Financial Group, Inc.	$20,476	$27,069	$57,354	$88,359
Less: Net income (loss) from discontinued operations	55	11,354	(2,961)	29,618
Less: Dividends on Series B preferred stock	37	37	112	112
Income available to common stockholders from continuing operations	$20,384	$15,678	$60,203	$58,629

Denominator:
Weighted average shares - basic	26,562,068	30,803,109	28,072,997	30,717,388
Effect of dilutive securities - stock-based compensation	304,593	463,315	350,150	482,585
Weighted average shares - diluted	26,866,661	31,266,424	28,423,147	31,199,973

Earnings per common share:
Income from continuing operations	$0.77	$0.51	$2.14	$1.91
Income (loss) from discontinued operations	—	0.37	(0.10)	0.96
Total earnings per share	$0.77	$0.88	$2.04	$2.87

Earnings per common share - assuming dilution:
Income from continuing operations	$0.76	$0.50	$2.11	$1.88
Income (loss) from discontinued operations	—	0.36	(0.10)	0.95
Total earnings per share	$0.76	$0.86	$2.01	$2.83

Antidilutive stock options excluded from diluted earnings per share	776,029	993,066	800,851	1,076,932

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

September 30, 2012

Financial Information Concerning our Operating Segments

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Operating revenues:
Annuity	$49,467	$45,817	$143,466	$136,099
Life Insurance	90,745	86,919	274,847	264,268
Corporate and Other	22,771	23,241	69,667	68,671
	162,983	155,977	487,980	469,038
Realized gains (losses) on investments (1)	1,438	(870)	1,518	(762)
Change in net unrealized gains/losses on derivatives (1)	938	(536)	1,448	924
Consolidated revenues	$165,359	$154,571	$490,946	$469,200

Pre-tax operating income (loss):
Annuity	$12,113	$14,529	$40,649	$42,929
Life Insurance	12,870	10,534	31,343	40,429
Corporate and Other	1,766	(1,332)	10,288	1,273
	26,749	23,731	82,280	84,631
Income taxes on operating income	(8,003)	(7,481)	(23,701)	(26,151)
Realized gains/losses on investments (1)	1,324	(820)	1,297	(952)
Change in net unrealized gains/losses on derivatives (1)	351	285	461	1,213
Loss on debt redemption (1)	—	—	(22)	—
Income (loss) from discontinued operations (1)	55	11,354	(2,961)	29,618
Consolidated net income attributable to FBL Financial Group, Inc.	$20,476	$27,069	$57,354	$88,359

(1)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred acquisition costs, value of insurance in force acquired and income taxes attributable to these items.

Our investment in equity method investees, the related equity income and interest expense are attributable to the Corporate and Other segment. Expenditures for long-lived assets were not significant during the periods presented above. Goodwill at September 30, 2012 and December 31, 2011 was allocated among the segments as follows: Annuity ($3.9 million) and Life Insurance ($6.1 million).

Premiums collected, which is not a measure used in financial statements prepared according to GAAP, includes premiums received on life insurance policies and deposits on annuities and universal life-type products. Net premiums collected totaled $139.1 million for the quarter ended September 30, 2012 and $150.5 million for the 2011 period. Net premiums collected totaled $501.0 million for the nine months ended September 30, 2012 and $534.7 million for the 2011 period.

Under GAAP, premiums on whole life and term life policies are recognized as revenues over the premium-paying period and reported in the Life Insurance segment. The following chart provides a reconciliation of life insurance premiums collected to those reported in the GAAP financial statements.

September 30, 2012

Reconciliation of Traditional Life Insurance Premiums, Net of Reinsurance

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Traditional and universal life insurance premiums collected	$61,853	$55,805	$184,409	$171,323
Premiums collected on interest sensitive products	(19,916)	(15,224)	(54,061)	(45,198)
Traditional life insurance premiums collected	41,937	40,581	130,348	126,125
Change in due premiums and other	(51)	(239)	569	(257)
Traditional life insurance premiums	$41,886	$40,342	$130,917	$125,868

There is no comparable GAAP financial measure for premiums collected on annuities and universal life-type products. GAAP revenues for those interest sensitive and variable products consist of various policy charges and fees assessed on those contracts, as summarized in the chart below.

Interest Sensitive Product Charges by Segment

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Annuity
Surrender charges and other	$166	$182	$563	$497

Life Insurance
Administration charges	$2,697	$2,462	$8,089	$7,249
Cost of insurance charges	10,092	9,526	29,621	27,849
Surrender charges	187	204	652	440
Amortization of policy initiation fees	852	278	1,941	986
Total	$13,828	$12,470	$40,303	$36,524

Corporate and Other
Administration charges	$1,428	$1,510	$4,522	$4,824
Cost of insurance charges	7,410	7,467	22,215	22,387
Surrender charges	192	261	587	884
Separate account charges	2,081	2,377	6,276	6,743
Amortization of policy initiation fees	533	522	594	1,105
Total	$11,644	$12,137	$34,194	$35,943

Consolidated interest sensitive product charges	$25,638	$24,789	$75,060	$72,964

September 30, 2012

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

September 30, 2012

While there were positive economic signs during the third quarter of 2012, the U.S. economy continues to face a number of challenges. Pertinent recent economic events include, but are not limited to the following:

•	Gross Domestic Product increased 2.0% during the third quarter based on early estimates.

•	Market yields on fixed maturity securities remained low with the 10-year U.S. Treasury at 1.65% at September 30, 2012.

•	Unemployment remains high at 7.8%.

•	Personal income growth remains relatively modest.

•
Midwest farmers have experienced rising incomes and land values in recent years, but drought conditions during the summer of 2012 have reduced production yields and farm incomes. However, many farmers have mitigated losses through effective use of crop insurance.

•	The European debt crisis continues to cause stress within the markets.

•	Middle-east unrest continues to add uncertainty to the supply and cost of oil.

Fixed maturity security yields generally finished lower for the third quarter of 2012 as credit spreads declined and U.S. Treasury yields were unchanged over the period. The yield curve remained moderately steep at quarter-end, though low interest rates create a challenging environment for sales of new money fixed annuity products. Strong liquidity and favorable corporate profitability continue to support fundamental credit quality. In the securitized markets, yields for asset-backed securities were generally lower for the quarter given continued strong investor demand amid improving consumer fundamentals. Yields for residential mortgage-backed securities and high quality commercial mortgage-backed securities declined during the quarter. Certain other non-core fixed-income asset classes such as non-agency mortgage-backed securities and emerging market corporate bonds also continue to offer reasonable yields.

September 30, 2012

Results of Operations for the Periods Ended September 30, 2012 and 2011

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share data)
Pre-tax operating income (loss):
Annuity segment	$12,113	$14,529	$40,649	$42,929
Life Insurance segment	12,870	10,534	31,343	40,429
Corporate and Other segment	1,766	(1,332)	10,288	1,273
Total pre-tax operating income	26,749	23,731	82,280	84,631
Income taxes on operating income	(8,003)	(7,481)	(23,701)	(26,151)
Operating income	18,746	16,250	58,579	58,480

Realized gains/losses on investments (1)	1,324	(820)	1,297	(952)
Change in net unrealized gains/losses on derivatives (1)	351	285	461	1,213
Loss on debt redemption (1)	—	—	(22)	—
Income (loss) from discontinued operations (1)	55	11,354	(2,961)	29,618
Net income attributable to FBL Financial Group, Inc.	$20,476	$27,069	$57,354	$88,359

Operating income per common share - assuming dilution	$0.70	$0.52	$2.06	$1.87

Earnings per common share - assuming dilution:
Continuing operations	$0.76	$0.50	$2.11	$1.88
Discontinued	—	0.36	(0.10)	0.95
Earnings per common share - assuming dilution	$0.76	$0.86	$2.01	$2.83

Effective tax rate on operating income	30%	32%	29%	31%

Average invested assets			$6,284,041	$5,852,724
Annualized yield on average invested assets			5.92%	6.02%
Impact on operating income of unlocking deferred acquisition costs, value of insurance in force acquired and unearned revenue reserve	$(5,258)	$(749)	$(4,904)	$(1,621)

(1)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred acquisition costs, value of insurance in force acquired and income taxes attributable to these items.

Net income attributable to FBL Financial Group, Inc. decreased 24.4% to $20.5 million for the third quarter of 2012 and decreased 35.1% to $57.4 million for the nine months ended September 30, 2012 primarily due to discontinued operations, a $7.4 million impact from refining valuation estimates in the second quarter of 2011, and the impact of unlocking, partially offset by the growth of our business. See the discussion that follows for details regarding operating income by segment and the impact of discontinued operations.

Earnings per share from continuing operations and operating income per common share benefited from the repurchase of 5.0 million Class A common shares during the nine months ended September 30, 2012. Details regarding the share repurchases are included in Note 8 to the consolidated financial statements. The earnings per share amounts, assuming dilution, for the third quarter of 2012 would have been $0.02 higher for net income and operating income and $0.17 higher for net income and operating income for the nine months ended September 30, 2012, if the repurchase activity would have been completed January 1, 2012.

We periodically revise key assumptions used in the calculation of the amortization of deferred acquisition costs, value of insurance in force acquired and unearned revenue reserve for participating life insurance, variable and interest sensitive

September 30, 2012

products, as applicable, through an “unlocking” process. Revisions are made based on historical results and our best estimate of future experience. The impact of unlocking is recorded in the current period as an increase or decrease to amortization of the respective balances. While the unlocking process can take place at any time, as needs dictate, the process typically takes place annually. For all of our blocks of business we unlocked our valuation assumptions for deferred policy acquisition costs, value of insurance in force and unearned revenue reserves during the second quarter 2012. During the third quarter of 2012, we incurred additional amortization through unlocking as a result of our analysis of the impact of a continued low interest rate environment on projected investment and spread income, as well as withdrawal rates. See the discussion that follows for further details of the impact to our operating segments.

Annuity Segment

	Three months ended September 30,			Nine months ended September 30,
	2012	2011	Change	2012	2011	Change
	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges and other income	$166	$182	(9)%	$572	$498	15%
Net investment income	49,301	45,635	8%	142,894	135,601	5%
Total operating revenues	49,467	45,817	8%	143,466	136,099	5%

Benefits and expenses:
Interest sensitive product benefits	25,717	25,336	2%	77,379	75,253	3%
Underwriting, acquisition and insurance expenses:
Commissions net of deferrals	590	740	(20)%	2,029	2,704	(25)%
Amortization of deferred acquisition costs	4,124	2,004	106%	6,452	6,173	5%
Amortization of value of insurance in force	2,024	440	360%	2,191	607	261%
Other underwriting expenses	4,899	2,768	77%	14,766	8,433	75%
Total underwriting, acquisition and insurance expenses	11,637	5,952	96%	25,438	17,917	42%
Total benefits and expenses	37,354	31,288	19%	102,817	93,170	10%
Pre-tax operating income	$12,113	$14,529	(17)%	$40,649	$42,929	(5)%

Other data
Annuity premiums collected, direct	$61,498	$75,235	(18)%	$258,616	$299,494	(14)%
Policy liabilities and accruals, end of period				3,444,284	3,161,587	9%
Average invested assets				3,422,078	3,158,214	8%
Investment fee income included in net investment income (1)	2,039	111	1,737%	2,853	2,960	(4)%
Average individual annuity account value				2,252,818	2,059,047	9%

Earned spread on individual annuity products:
Weighted average yield on cash and invested assets				6.05%	6.20%
Weighted average interest crediting rate				3.19%	3.38%
Spread				2.86%	2.82%

Individual annuity withdrawal rate				4.7%	4.7%

Impact on income of unlocking deferred acquisition costs and value of insurance in force acquired	(1,853)	406	(556)%	234	406	(42)%

(1)	Includes prepayment fee income and net discount accretion on mortgage and asset-backed securities resulting from changing prepayment speed assumptions at the end of each period.

Pre-tax operating income for the Annuity segment decreased in the third quarter of 2012 and the nine months ended September 30, 2012 compared to prior year periods, primarily due to an increase in expense allocations as discussed in the Corporate and Other segment, an increase in the amortization of deferred acquisition costs and the impact of unlocking, partially offset by an increase in spread income earned from an increase in the volume of business in force. In addition, the third quarter of 2012 pre-tax operating income benefited from higher investment fee income compared to the prior period.

Amortization of deferred acquisition costs increased $1.4 million in the third quarter of 2012 due to refining the projected credited rate assumption in the amortization model. Operating income also decreased in the third quarter of 2012 due to unlocking value of insurance in force for changes in projected spreads and withdrawal rate assumptions used to estimate future expected gross profits to better reflect a continuation of the low interest rate environment. For the nine months ended September 30, 2012 the increases in amortization were partially offset by the impact of unlocking projected withdrawal rate assumptions used in the estimate of future expected gross profits in the second quarter of 2012.

The average aggregate account value for individual annuity contracts in force increased in the 2012 periods due to continued sales. Premiums collected were lower in the third quarter of 2012 and the nine months ended September 30, 2012, as sales of certain New Money products were suspended in the third quarter of 2011 due to the extremely low interest rate environment. The amount of traditional annuity premiums collected is highly dependent upon the relationship between the current crediting rate and perceived security of our products compared to those of competing products.

Also included within our policy liabilities are advances on our funding agreements with the Federal Home Loan Bank (FHLB). Outstanding funding agreements totaled $356.0 million at September 30, 2012 and $268.0 million at September 30, 2011.
The individual annuity weighted average yield on cash and invested assets decreased for the nine months ended September 30, 2012 primarily due to reinvestment rates being lower than yields on investments maturing or being paid down as discussed in the "Financial Condition" section below, partially offset by a reduction in losses on an interest rate swap. The weighted average interest crediting rate decreased due to reductions in interest crediting rates in 2011 and 2012.

September 30, 2012

Life Insurance Segment

	Three months ended September 30,			Nine months ended September 30,
	2012	2011	Change	2012	2011	Change
	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges and other income	$13,770	$12,598	9%	$40,154	$36,803	9%
Traditional life insurance premiums	41,886	40,342	4%	130,917	125,868	4%
Net investment income	35,089	33,979	3%	103,776	101,597	2%
Total operating revenues	90,745	86,919	4%	274,847	264,268	4%

Benefits and expenses:
Interest sensitive product benefits:
Interest credited	7,075	7,211	(2)%	21,425	22,506	(5)%
Death benefits	7,808	9,320	(16)%	26,112	24,831	5%
Total interest sensitive product benefits	14,883	16,531	(10)%	47,537	47,337	—%
Traditional life insurance benefits:
Death benefits	16,261	16,531	(2)%	49,700	50,267	(1)%
Surrender and other benefits	12,220	8,543	43%	29,037	27,882	4%
Increase in traditional life future policy benefits	8,980	10,524	(15)%	38,183	31,764	20%
Total traditional life insurance benefits	37,461	35,598	5%	116,920	109,913	6%
Distributions to participating policyholders	3,279	4,109	(20)%	10,893	12,765	(15)%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	4,073	3,442	18%	12,505	11,919	5%
Amortization of deferred acquisition costs	5,482	4,877	12%	16,725	14,019	19%
Amortization of value of insurance in force	538	965	(44)%	2,579	(5,014)	(151)%
Other underwriting expenses	12,159	10,863	12%	36,345	32,900	10%
Total underwriting, acquisition and insurance expenses	22,252	20,147	10%	68,154	53,824	27%
Total benefits and expenses	77,875	76,385	2%	243,504	223,839	9%
Pre-tax operating income	$12,870	$10,534	22%	$31,343	$40,429	(22)%

September 30, 2012

	Three months ended September 30,			Nine months ended September 30,
	2012	2011	Change	2012	2011	Change
	(Dollars in thousands)
Other data
Life premiums collected, net of reinsurance	$61,853	$55,805	11%	$184,409	$171,323	8%
Policy liabilities and accruals, end of period				2,264,518	2,175,386	4%
Life insurance in force, end of period				45,284,218	42,978,795	5%
Average invested assets				2,243,836	2,178,434	3%
Investment fee income included in net investment income (1)	1,222	54	2,184%	2,560	445	475%
Average interest sensitive life account value				643,446	629,644	2%

Interest sensitive life insurance spread:
Weighted average yield on cash and invested assets				6.47%	6.50%
Weighted average interest crediting rate				4.08%	4.20%
Spread				2.39%	2.30%

Life insurance lapse and surrender rates				6.1%	6.9%

Death benefits, net of reinsurance and reserves released	17,004	16,257	5%	$49,824	$49,948	—%
Impact on income of unlocking deferred acquisition costs, value of insurance in force acquired and unearned revenue reserve	(975)	(1,749)	(44)%	(3,762)	(1,749)	115%

(1)	Includes prepayment fee income and net discount accretion on mortgage and asset-backed securities resulting from changing prepayment speed assumptions at the end of each period.

Pre-tax operating income for the Life Insurance segment increased in the third quarter of 2012 compared to the prior year period primarily due to increases in business in force and investment fee income and decreases in reserves during the third quarter of 2012, partially offset by an increase in expense allocations as discussed in the Corporate and Other segment. Pre-tax operating income decreased in the nine months ended September 30, 2012 primarily due to the impact of refining valuation estimates during the second quarter of 2011, net increases in policy reserves and an increase in expense allocations, partially offset by increases in business in force and investment fee income. The increase in business in force contributed to the increases in revenues, benefits and policy liabilities and accruals.

Certain reserve refinements made in the second quarter of 2012, including the impact of updates to mortality tables and lapse assumptions, increased life insurance reserves $3.2 million. In addition reserve refinements in the third quarter of 2012 decreased life insurance reserves $1.4 million. The impact of refining methods and assumptions relating to the value of insurance in force, deferred acquisition costs and certain traditional life insurance reserves decreased benefits and expenses $7.4 million in the second quarter of 2011.

Unlocking of deferred acquisition costs, value of insurance in force and unearned revenue reserve resulted in an increase in operating income in the third quarter and a decrease for the nine months ended September 30, 2012 compared to prior periods. Unlocking occurred in the third quarter of 2012 based on changes in projected spreads and withdrawal rate assumptions used to estimate future expected gross profits to better reflect a continuation of the low interest rate environment. Unlocking in the second quarter of 2012 reflected changes in projected policy lapses and mortality assumptions used in the estimate of future expected gross profits.

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

September 30, 2012

Corporate and Other Segment

	Three months ended September 30,			Nine months ended September 30,
	2012	2011	Change	2012	2011	Change
	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges	$11,669	$12,136	(4)%	$34,222	$35,938	(5)%
Net investment income	8,154	6,373	28%	21,675	19,180	13%
Other income	2,948	4,732	(38)%	13,770	13,553	2%
Total operating revenues	22,771	23,241	(2)%	69,667	68,671	1%

Benefits and expenses:
Interest sensitive product benefits	7,953	7,502	6%	21,987	21,725	1%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	889	968	(8)%	2,846	3,484	(18)%
Amortization of deferred acquisition costs	3,371	4,572	(26)%	5,209	7,618	(32)%
Other underwriting expenses	2,089	4,254	(51)%	5,282	13,103	(60)%
Total underwriting, acquisition and insurance expenses	6,349	9,794	(35)%	13,337	24,205	(45)%
Interest expense	2,007	1,983	1%	5,972	6,524	(8)%
Other expenses	3,986	4,886	(18)%	16,459	15,768	4%
Total benefits and expenses	20,295	24,165	(16)%	57,755	68,222	(15)%
	2,476	(924)	(368)%	11,912	449	2,553%
Net loss attributable to noncontrolling interest	(66)	1	(6,700)%	52	21	148%
Equity income (loss), before tax	(644)	(409)	57%	(1,676)	803	(309)%
Pre-tax operating income (loss)	$1,766	$(1,332)	(233)%	$10,288	$1,273	708%

Other data
Average invested assets				$618,127	$516,077	20%
Investment fee income included in net investment income (1)	$16	$—	100%	99	360	(73)%
Average interest sensitive life account value				295,364	266,018	11%

Death benefits, net of reinsurance and reserves released	5,153	4,960	4%	14,496	14,412	1%
Impact on income of unlocking of deferred acquisition costs and unearned revenue reserve	(2,430)	594	(509)%	(1,376)	(278)	395%
Estimated impact on income from separate account performance on amortization of deferred acquisition costs	800	(3,900)	(121)%	1,100	(3,600)	(131)%

(1)	Includes prepayment fee income and net discount accretion on mortgage and asset-backed securities resulting from changing prepayment speed assumptions at the end of each period.

Pre-tax operating income increased in the third quarter of 2012 and the nine months ended September 30, 2012 compared to prior year periods, due to a reduction in other underwriting expenses allocated to the segment and the impact of market performance and profits on amortization of deferred acquisition costs on our variable business, partially offset by the impact of unlocking. In addition, during the nine months ended September 30, 2012, pre-tax operating income was impacted by a decrease in equity income.

Other underwriting expenses decreased in the 2012 periods due to a reallocation of certain expenses from the Corporate and Other segment to the Annuity and Life Insurance segments as a result of our decision to discontinue sales of variable products. In total, other underwriting expenses increased 7.1% for the third quarter of 2012 and 3.6% for the nine months ended September 30, 2012.

September 30, 2012

Other income includes administrative income of $3.0 million received from EquiTrust Life for accounting and other services rendered through June 2012 to support the transition of that company subsequent to its sale in December 2011. The third quarter of 2011 included $1.5 million in other income associated with the EquiTrust Mutual Funds merger. Additionally, other income for the nine months ended September 30, 2011 included a $1.0 million cash settlement received from a litigation case. Other income and other expenses also relate to fees and expenses from sales of brokered products and operating results of our non-insurance subsidiaries, which include management, advisory, marketing and distribution services and leasing activities.

Amortization of deferred acquisition costs and unearned revenue reserves decreased for the quarter and the nine month period ended September 30, 2012 primarily due to the impact of market performance in the separate accounts. These decreases were partially offset by unlocking projected withdrawal rate, policy lapses and mortality assumptions as well as projected spreads and fee revenues on our variable business during the second and third quarters of 2012 and the third quarter of 2011. Unlocking for the third quarter of 2012 allows for better reflection of a continuation of the low interest rate environment.

Equity income (loss) includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest. Given the timing of availability of financial information from our equity investees, we will consistently use information that is as much as three months in arrears for certain of these entities. Several of these entities are investment companies whose operating results are derived primarily from unrealized and realized gains and losses generated by their investment portfolios. We also invest in low income housing tax credit partnerships which will generate pre-tax losses but after tax gains as the related tax credits are realized. As is normal with these types of entities, the level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment, changes in prices of bond and equity securities held by the investment partnerships, timing and success of initial public offerings or exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures.

Income Taxes on Operating Income

The effective tax rate on operating income was 29.9% for the third quarter of 2012 and 28.8% for the nine months ended September 30, 2012 compared to 31.5% for the third quarter of 2011 and 30.9% for the nine month period. The effective tax rates differ from the federal statutory rate of 35% primarily due to the impact of low-income housing credits on equity investees, tax-exempt dividend income, tax-exempt interest and incentive stock options.

Impact of Operating Adjustments on FBL Net Income

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Realized gains (losses) on investments	$1,462	$(867)	$1,551	$(769)
Change in net unrealized gains/losses on derivatives	860	(579)	1,308	988
Change in amortization of:
Deferred acquisition costs	309	644	(83)	216
Value of insurance in force acquired	(31)	(16)	(40)	(40)
Unearned revenue reserve	(24)	(3)	(33)	7
Loss on debt redemption	—	—	(33)	—
Income tax offset	(901)	286	(934)	(141)
Net impact of operating income adjustments on continuing operations	1,675	(535)	1,736	261
Net impact of discontinued operations	55	11,354	(2,961)	29,618
Net impact of operating income adjustments	$1,730	$10,819	$(1,225)	$29,879

September 30, 2012

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Summary of adjustments noted above after offsets and income taxes:
Realized gains/losses on investments	$1,324	$(820)	$1,297	$(952)
Change in net unrealized gains/losses on derivatives	351	285	461	1,213
Loss on debt redemption	—	—	(22)	—
Net impact of discontinued operations	55	11,354	(2,961)	29,618
Net impact of operating income adjustments	$1,730	$10,819	$(1,225)	$29,879
Net impact per common share - basic	$0.07	$0.35	$(0.04)	$0.97
Net impact per common share - assuming dilution	$0.06	$0.34	$(0.04)	$0.96

Income taxes on operating income adjustments on continuing operations are recorded at 35% as there are no permanent differences between book and taxable income relating to these adjustments.

Realized Gains (Losses) on Investments

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Realized gains (losses) on investments:
Realized gains on sales	$5,417	$333	$11,142	$4,828
Realized losses on sales	(38)	(54)	(473)	(218)
Total other-than-temporary impairment charges	(6,208)	21	(21,188)	(12,898)
Net realized investment gains (losses)	(829)	300	(10,519)	(8,288)
Non-credit losses included in other comprehensive income	2,291	(1,167)	12,070	7,519
Total reported in statements of operations	$1,462	$(867)	$1,551	$(769)

The level of realized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments. See "Financial Condition - Investments" and Note 3 to our consolidated financial statements for details regarding our unrealized gains and losses on available-for-sale securities at September 30, 2012 and December 31, 2011.

Investment Credit Impairment Losses Recognized in Net Income

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Corporate securities:
Energy	$2,423	$—	$6,461	$—
Manufacturing	—	—	—	1,000
Transportation	—	—	171	—
Finance	—	—	—	439
Residential mortgage-backed	257	217	1,229	1,259
Other asset-backed	922	929	922	2,136
Mortgage loans	315	—	335	—
Real estate	—	—	—	545
Total other-than-temporary impairment losses reported in net income	$3,917	$1,146	$9,118	$5,379

Fixed maturity other-than-temporary credit impairment losses for the three months ended September 30, 2012 were incurred within the energy industry sector, due to a geothermal operation and an oil tanker carrier both with reported decreasing cash flows during the quarter which suggest difficulties in meeting their debt obligations within the next year. Losses were also

September 30, 2012

incurred within our residential, other asset-backed securities and mortgage loans due to weakness in underlying collateral values. Losses for the nine months ended September 30, 2012 also included residential mortgage-backed securities with anticipated interest shortfalls we are likely not to recover.

Fixed maturity other-than-temporary credit impairment losses for the three months ended September 30, 2011 were incurred within our residential and other asset-backed securities, generally due to concerns over potential defaults and weakness in underlying collateral values. Losses for the nine months ended September 30, 2011 also included a manufacturing sector loss related to a company undergoing a restructuring which was not being executed as timely as expected, causing uncertainty as to the recoverability of the loss. The finance sector loss related to an Irish financial institution undergoing financial difficulty. See Note 3 to our consolidated financial statements for further discussion regarding our process for identifying other-than-temporary impairment losses.

Income (Loss) from Discontinued Operations

As a result of the sale of EquiTrust Life, the operations of the component sold and the related loss on sale are reflected as discontinued operations for all periods presented. See Note 2 to our consolidated financial statements for additional details on income (loss) from discontinued operations.

Financial Condition

Investments

Our investment portfolio increased 9.8% to $7,021.2 million at September 30, 2012 compared to $6,397.2 million at December 31, 2011. The portfolio increased due to positive cash flows from operating and financing activities with the primary driver being the volume of life insurance and annuity sales. U.S. Treasury yields were flat and credit spreads declined during the third quarter of 2012. Moderately wide credit spreads in certain sectors continue to impact our investment portfolio. Additional details regarding securities in an unrealized loss position at September 30, 2012 are included in the discussion that follows and in Note 3 to our consolidated financial statements. Details regarding investment impairments are discussed above in the "Realized Gains (Losses) on Investments" section under "Results of Operations."

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

Fixed Maturity Acquisitions Selected Information

	Nine months ended September 30,
	2012	2011
	(Dollars in thousands)
Cost of acquisitions:
Corporate	$384,802	$369,494
Mortgage and asset-backed	395,725	286,864
United States Government and agencies	—	2,094
Tax-exempt municipals	70,576	15,333
Taxable municipals	18,513	21,863
Total	$869,616	$695,648
Effective annual yield	4.44%	5.08%
Credit quality
NAIC 1 designation	63.8%	63.0%
NAIC 2 designation	35.9%	36.1%
Non-investment grade	0.3%	0.9%
Weighted-average life in years	11.1	10.0

September 30, 2012

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

A portion of the securities acquired during the nine months ended September 30, 2012 and September 30, 2011, were acquired with the proceeds from advances on our funding agreements with the Federal Home Loan Bank (FHLB). The securities acquired to support these funding agreements often carry a lower average yield than securities acquired to support our other insurance products, due to the relatively low interest rate paid on those advances. The average yield of the securities acquired, excluding the securities supporting these funding agreements, was 4.88% during the nine-month period ended September 30, 2012 and 5.12% during the nine-month period ended September 30, 2011.

Investment Portfolio Summary

	September 30, 2012		December 31, 2011
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities - available for sale:
Public	$4,625,322	65.9%	$4,203,360	65.7%
144A private placement	1,269,006	18.1	1,104,042	17.3
Private placement	302,310	4.3	263,148	4.1
Total fixed maturities - available for sale	6,196,638	88.3	5,570,550	87.1
Equity securities	85,751	1.2	57,432	0.9
Mortgage loans	541,975	7.7	552,359	8.6
Real estate	4,672	—	2,541	—
Policy loans	172,786	2.5	172,368	2.7
Short-term investments	18,889	0.3	41,756	0.7
Other investments	450	—	189	—
Total investments	$7,021,161	100.0%	$6,397,195	100.0%

As of September 30, 2012, 95.3% (based on carrying value) of the available-for-sale fixed maturities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of September 30, 2012, no single non-investment grade holding exceeded 0.2% of total investments.

September 30, 2012

Credit Quality by NAIC Designation and Equivalent Rating

		September 30, 2012		December 31, 2011
NAIC Designation	Equivalent Rating (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$3,915,635	63.2%	$3,578,880	64.2%
2	BBB	1,989,815	32.1	1,715,577	30.8
	Total investment grade	5,905,450	95.3	5,294,457	95.0
3	BB	177,639	2.9	147,609	2.7
4	B	67,675	1.1	66,215	1.2
5	CCC	37,225	0.6	46,288	0.8
6	In or near default	8,649	0.1	15,981	0.3
	Total below investment grade	291,188	4.7	276,093	5.0
	Total fixed maturities - available for sale	$6,196,638	100.0%	$5,570,550	100.0%

(1)
Equivalent ratings are based on those provided by nationally recognized rating agencies with some exceptions for certain residential mortgage, commercial mortgage and asset-backed securities where they are based on the expected loss of the security rather than the probability of default.

See Note 3 to our consolidated financial statements for a summary of fixed maturities by contractual maturity date.

Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification

	September 30, 2012
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$254,468	$243,503	$30,343	$10,965	$(1,527)
Capital goods	202,830	193,594	26,787	9,236	(357)
Communications	109,280	109,280	13,626	—	—
Consumer cyclical	210,330	192,205	17,533	18,125	(323)
Consumer non-cyclical	292,805	287,148	35,560	5,657	(198)
Energy	395,569	393,965	57,375	1,604	(97)
Finance	778,505	672,003	67,444	106,502	(10,353)
Transportation	87,502	77,129	11,344	10,373	(1,175)
Utilities	824,836	799,065	136,369	25,771	(786)
Other	49,450	49,450	6,705	—	—
Total corporate securities	3,205,575	3,017,342	403,086	188,233	(14,816)
Collateralized debt obligation	18	18	—	—	—
Mortgage and asset-backed securities	1,723,524	1,475,670	108,268	247,854	(32,580)
United States Government and agencies	49,954	49,954	7,423	—	—
State, municipal and other governments	1,217,567	1,197,805	145,275	19,762	(2,544)
Total	$6,196,638	$5,740,789	$664,052	$455,849	$(49,940)

September 30, 2012

	December 31, 2011
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$239,808	$214,485	$24,566	$25,323	$(4,025)
Capital goods	150,757	140,811	16,443	9,946	(1,160)
Communications	102,551	86,919	8,394	15,632	(739)
Consumer cyclical	145,587	122,866	11,713	22,721	(1,904)
Consumer non-cyclical	224,045	207,345	24,066	16,700	(256)
Energy	372,276	344,941	42,784	27,335	(1,235)
Finance	758,008	552,897	34,992	205,111	(27,468)
Transportation	89,825	67,919	9,350	21,906	(1,066)
Utilities	771,798	735,620	113,604	36,178	(4,750)
Other	43,492	40,552	4,776	2,940	(51)
Total corporate securities	2,898,147	2,514,355	290,688	383,792	(42,654)
Collateralized debt obligation	270	270	—	—	—
Mortgage and asset-backed securities	1,534,994	1,241,859	88,782	293,135	(51,535)
United States Government and agencies	52,677	52,677	7,446	—	—
State, municipal and other governments	1,084,462	1,031,202	92,968	53,260	(5,139)
Total	$5,570,550	$4,840,363	$479,884	$730,187	$(99,328)

Non-Sovereign European Debt Exposure

	September 30, 2012		December 31, 2011
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
Italy	$19,693	$20,056	$19,689	$19,243
Spain	15,429	18,817	15,428	17,859
Ireland	8,974	10,747	7,998	9,128
Subtotal	44,096	49,620	43,115	46,230
United Kingdom	124,107	132,521	117,384	119,698
France	40,907	45,240	24,939	24,701
Other countries	90,710	102,272	87,633	92,183
Subtotal	255,724	280,033	229,956	236,582
Total European exposure	$299,820	$329,653	$273,071	$282,812

The table above reflects our exposure to non-sovereign European debt. This represents 5.3% of total fixed maturities as of September 30, 2012 and 5.1% of total fixed maturities as of December 31, 2011. The exposures are primarily in the industrial, financial and utility sectors. We do not own any securities issued by European governments.

September 30, 2012

Credit Quality of Available-for-Sale Fixed Maturities with Unrealized Losses

		September 30, 2012
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$226,577	49.7%	$(14,604)	29.2%
2	BBB	95,949	21.0	(4,111)	8.2
	Total investment grade	322,526	70.7	(18,715)	37.4
3	BB	64,054	14.1	(5,371)	10.8
4	B	40,117	8.8	(10,814)	21.7
5	CCC	26,411	5.8	(9,235)	18.5
6	In or near default	2,741	0.6	(5,805)	11.6
	Total below investment grade	133,323	29.3	(31,225)	62.6
	Total	$455,849	100.0%	$(49,940)	100.0%

		December 31, 2011
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$321,870	44.1%	$(26,239)	26.4%
2	BBB	237,980	32.6	(19,550)	19.7
	Total investment grade	559,850	76.7	(45,789)	46.1
3	BB	62,126	8.5	(7,053)	7.1
4	B	57,221	7.8	(12,468)	12.6
5	CCC	37,929	5.2	(20,796)	20.9
6	In or near default	13,061	1.8	(13,222)	13.3
	Total below investment grade	170,337	23.3	(53,539)	53.9
	Total	$730,187	100.0%	$(99,328)	100.0%

Available-For-Sale Fixed Maturities with Unrealized Losses by Length of Time

	September 30, 2012
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$91,948	$—	$(1,646)
Greater than three months to six months	—	26,113	—	(305)
Greater than six months to nine months	—	35,103	—	(560)
Greater than nine months to twelve months	—	7,931	—	(273)
Greater than twelve months	76,907	267,787	(31,800)	(15,356)
Total	$76,907	$428,882	$(31,800)	$(18,140)

September 30, 2012

	December 31, 2011
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$155,584	$—	$(2,427)
Greater than three months to six months	—	183,601	—	(8,089)
Greater than six months to nine months	—	67,078	—	(6,599)
Greater than nine months to twelve months	—	10,633	—	(514)
Greater than twelve months	123,620	288,999	(53,496)	(28,203)
Total	$123,620	$705,895	$(53,496)	$(45,832)

Available-For-Sale Fixed Maturities with Unrealized Losses by Maturity Date

	September 30, 2012		December 31, 2011
	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Due in one year or less	$—	$—	$14,404	$(234)
Due after one year through five years	34,423	(6,625)	68,826	(9,304)
Due after five years through ten years	29,415	(612)	141,409	(6,554)
Due after ten years	144,157	(10,123)	212,413	(31,701)
	207,995	(17,360)	437,052	(47,793)
Mortgage and asset-backed	247,854	(32,580)	293,135	(51,535)
Total	$455,849	$(49,940)	$730,187	$(99,328)

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

Mortgage and Asset-Backed Securities by Type

	September 30, 2012
	Amortized Cost	Par Value	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$420,190	$479,897	$434,449	7.0%
Pass-through	34,389	34,178	38,011	0.6
Planned and targeted amortization class	192,526	191,284	209,169	3.4
Other	14,553	17,650	15,360	0.2
Total residential mortgage-backed securities	661,658	723,009	696,989	11.2
Commercial mortgage-backed securities	467,938	474,566	514,616	8.3
Other asset-backed securities	518,240	568,333	511,919	8.3
Total	$1,647,836	$1,765,908	$1,723,524	27.8%

September 30, 2012

	December 31, 2011
	Amortized Cost	Par Value	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$391,177	$400,432	$399,038	7.2%
Pass-through	69,131	67,494	74,354	1.3
Planned and targeted amortization class	174,616	177,492	184,710	3.3
Other	17,661	17,705	17,837	0.3
Total residential mortgage-backed securities	652,585	663,123	675,939	12.1
Commercial mortgage-backed securities	452,980	460,990	490,895	8.8
Other asset-backed securities	392,182	435,912	368,160	6.7
Total	$1,497,747	$1,560,025	$1,534,994	27.6%

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

Our direct exposure to the Alt-A home equity and subprime first-lien sectors is limited to investments in structured securities collateralized by senior tranches of residential mortgage loans with this exposure. We also have a partnership interest in a fund that owns securities backed by Alt-A home equity, subprime first-lien and adjustable rate mortgage collateral. The fund is reported as securities and indebtedness of related parties in our consolidated balances sheets with a fair value of $18.5 million at September 30, 2012 and $16.5 million at December 31, 2011. We do not own any direct investments in subprime lenders or adjustable rate mortgages.

Mortgage and Asset-Backed Securities by Collateral Type

	September 30, 2012			December 31, 2011
	Amortized Cost	Carrying Value	Percent of Fixed Maturities	Amortized Cost	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Government agency	$270,682	$299,561	4.8%	$276,161	$306,833	5.5%
Prime	231,899	240,477	3.9	248,297	251,948	4.5
Alt-A	210,010	202,388	3.3	177,567	155,435	2.8
Subprime	12,842	8,861	0.1	15,652	10,674	0.2
Commercial mortgage	467,938	514,616	8.3	452,980	490,895	8.8
Non-mortgage	454,465	457,621	7.4	327,090	319,209	5.8
Total	$1,647,836	$1,723,524	27.8%	$1,497,747	$1,534,994	27.6%

The mortgage and asset-backed securities can be summarized into three broad categories: residential, commercial and other asset-backed securities.

September 30, 2012

Residential Mortgage-Backed Securities by Collateral Type and Origination Year

	September 30, 2012
	Government & Prime		Alt-A		Total
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2012-2008	$209,500	$228,002	$1,737	$1,808	$211,237	$229,810
2007	23,716	25,727	29,892	25,529	53,608	51,256
2006	20,065	21,425	29,795	28,834	49,860	50,259
2005	16,385	18,162	4,262	4,776	20,647	22,938
2004 and prior	226,557	241,652	99,749	101,074	326,306	342,726
Total	$496,223	$534,968	$165,435	$162,021	$661,658	$696,989

	December 31, 2011
	Government & Prime		Alt-A		Total
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2011-2008	$210,367	$230,484	$2,404	$2,416	$212,771	$232,900
2007	—	—	22,532	13,686	22,532	13,686
2006	11,061	9,976	8,585	3,998	19,646	13,974
2005	5,190	6,111	—	—	5,190	6,111
2004 and prior	291,170	307,884	101,276	101,384	392,446	409,268
Total	$517,788	$554,455	$134,797	$121,484	$652,585	$675,939

Residential Mortgage-Backed Securities by NAIC Designation and Equivalent Rating

		September 30, 2012		December 31, 2011
NAIC Designation	Equivalent Rating	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$674,955	96.8%	$655,522	97.0%
3	BB	5,642	0.8	—	—
4	B	11,126	1.6	6,305	0.9
5	CCC	5,266	0.8	14,112	2.1
	Total	$696,989	100.0%	$675,939	100.0%

Commercial Mortgage-Backed Securities by Origination Year

	September 30, 2012		December 31, 2011
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2011	$88,456	$102,038	$88,251	$98,087
2010	15,664	16,597	15,835	16,430
2009	19,988	24,428	19,798	24,142
2008	96,522	114,216	96,333	116,893
2007 and prior	247,308	257,337	232,763	235,343
Total	$467,938	$514,616	$452,980	$490,895

September 30, 2012

Commercial Mortgage-Backed Securities by NAIC Designation and Equivalent Rating

		September 30, 2012		December 31, 2011
NAIC Designation	Equivalent Rating	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	GNMA	$225,359	43.8%	$223,374	45.5%
1	FNMA	15,464	3.0	15,441	3.1
1	AAA, AA, A
	Generic	145,152	28.2	148,320	30.2
	Super Senior	70,786	13.8	57,360	11.7
	Mezzanine	10,555	2.1	4,069	0.8
	Junior	13,508	2.6	11,704	2.4
	Total AAA, AA, A	240,001	46.7	221,453	45.1
2	BBB	23,503	4.6	20,943	4.3
3	BB	7,470	1.5	6,633	1.4
4	B	2,819	0.4	1,983	0.4
5	CCC	—	—	1,068	0.2
	Total	$514,616	100.0%	$490,895	100.0%

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

The AAA, AA and A rated commercial mortgage-backed securities are broken down into categories based on subordination levels. Rating agencies disclose subordination levels, which measure the amount of credit support that the bonds (or tranches) have from subordinated bonds (or tranches). Generic is a term used for securities issued prior to 2005. The super senior securities have subordination levels greater than 27%, the mezzanine securities have subordination levels in the 17% to 27% range and the junior securities have subordination levels in the 9% to 16% range. Also included in the commercial mortgage-backed securities are military housing bonds totaling $93.1 million at September 30, 2012 and $87.2 million at December 31, 2011. These bonds are used to fund the construction of multi-family homes on United States military bases. The bonds are backed by a first mortgage lien on residential military housing projects.

Other Asset-Backed Securities by Collateral Type and Origination Year

	September 30, 2012
	Government & Prime		Alt-A		Subprime		Non-Mortgage		Total
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2012	$—	$—	$—	$—	$—	$—	$122,898	$125,923	$122,898	$125,923
2011	—	—	—	—	—	—	47,918	49,176	47,918	49,176
2010	—	—	—	—	—	—	74,369	74,752	74,369	74,752
2009	—	—	—	—	—	—	15,003	15,021	15,003	15,021
2007 and prior	6,358	5,070	44,575	40,367	12,842	8,861	194,277	192,749	258,052	247,047
Total	$6,358	$5,070	$44,575	$40,367	$12,842	$8,861	$454,465	$457,621	$518,240	$511,919

September 30, 2012

	December 31, 2011
	Government & Prime		Alt-A		Subprime		Non-Mortgage		Total
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2011	$—	$—	$—	$—	$—	$—	$42,162	$41,633	$42,162	$41,633
2010	—	—	—	—	—	—	101,305	101,391	101,305	101,391
2009	—	—	—	—	—	—	35,407	35,483	35,407	35,483
2007	4,990	2,565	7,605	4,477	—	—	45,850	45,366	58,445	52,408
2006 and prior	1,680	1,761	35,165	29,474	15,652	10,674	102,366	95,336	154,863	137,245
Total	$6,670	$4,326	$42,770	$33,951	$15,652	$10,674	$327,090	$319,209	$392,182	$368,160

Other Asset-Backed Securities by NAIC Designation and Equivalent Rating

		September 30, 2012		December 31, 2011
NAIC Designation	Equivalent Ratings	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$478,231	93.4%	$349,801	95.0%
2	BBB	23,161	4.5	6,591	1.8
3	BB	1,308	0.3	417	0.1
4	B	883	0.2	2,476	0.6
5	CCC	3,762	0.7	4,608	1.3
6	In or near default	4,574	0.9	4,267	1.2
	Total	$511,919	100.0%	$368,160	100.0%

State, Municipal and Other Government Securities

State, municipal and other government securities totaled $1.2 billion, or 19.6% of our fixed maturity portfolio at September 30, 2012, and include investments in general obligation, revenue and municipal housing bonds. Our investment strategy is to utilize municipal bonds in addition to corporate bonds, as we believe they provide additional diversification and have historically low default rates compared with similarly rated corporate bonds. We evaluate the credit strength of the underlying issues on both a quantitative and qualitative basis, excluding insurance, prior to acquisition. The majority of the municipal bonds we hold are investment grade credits without consideration of insurance. Our municipal bonds are well diversified by type and geography with the top exposure being school general obligation bonds. Our municipal bond exposure has an average rating of AA and is trading at 113.3% of amortized cost. The insolvency of one or more of the credit enhancing entities would be a meaningful short-term market liquidity event, but would not dramatically increase our investment portfolio's risk profile.

Equity Securities

Equity securities totaled $85.8 million at September 30, 2012 and $57.4 million at December 31, 2011. Gross unrealized gains totaled $4.8 million and gross unrealized losses totaled $0.8 million at September 30, 2012. At December 31, 2011, gross unrealized gains totaled $2.3 million and gross unrealized losses totaled $0.5 million on these securities. The unrealized losses are primarily attributable to nonredeemable perpetual preferred securities from issuers in the financial sector. See Note 3 to our consolidated financial statements for further discussion regarding our analysis of unrealized losses related to these securities.

September 30, 2012

Mortgage Loans

Mortgage loans totaled $542.0 million at September 30, 2012 and $552.4 million at December 31, 2011. Our mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. The total number of commercial mortgage loans outstanding was 139 at September 30, 2012 and 138 at December 31, 2011. In 2012, new loans ranged from $2.0 million to $8.7 million in size, with an average loan size of $4.4 million, and an average loan term of 13 years and an average yield of 4.65%. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. The majority of our mortgage loans amortize principal, with 7.1% that are interest only loans at September 30, 2012. At September 30, 2012, the average loan-to-value of the current outstanding principal balance using the most recent appraised value was 55.6% and the weighted average debt service coverage ratio was 1.4 based on the results of our 2011 annual study. See Note 3 to our consolidated financial statements for further discussion regarding our mortgage loans.

Asset-Liability Management

Our asset-liability management program includes (i) designing and developing products that encourage persistency and help ensure targeted spreads are earned and, as a result, create a stable liability structure, and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of our insurance liabilities. The weighted average life of the fixed maturity and mortgage loan portfolio based on fair values was approximately 9.3 years at September 30, 2012 and 9.1 years at December 31, 2011. The effective duration of the fixed maturity and mortgage loan portfolios backing our annuity products was 5.4 at September 30, 2012 and 5.3 at December 31, 2011. The effective duration of our annuity liabilities was approximately 6.2 at September 30, 2012 and 6.3 at December 31, 2011. While it can be difficult to maintain asset and liability durations that are closely matched in a dynamic environment, we have identified various strategies that can be implemented if duration mismatches exceed acceptable tolerances.

Other Assets

Deferred acquisition costs decreased 21.9% to $203.3 million at September 30, 2012, primarily due to the impact of the change in unrealized appreciation/depreciation on fixed maturity securities. The impact of unrealized appreciation/depreciation on fixed maturity securities decreased deferred acquisition costs $169.4 million at September 30, 2012 and $104.9 million at December 31, 2011. Cash and cash equivalents decreased $167.1 million in 2012 primarily due to stock repurchases and normal fluctuations in timing of payments made and received. In addition, assets from the restricted debt defeasance trusts, totaling $211.6 million at December 31, 2011, were used for the redemption of our unaffiliated Senior Notes on January 30, 2012 as discussed in Note 2 of our consolidated financial statements.

Liabilities

Future policy benefits increased 6.4% to $5,477.9 million at September 30, 2012 primarily due to an increase in the volume of annuity business in force. Deferred income taxes increased 94.6% to $195.3 million at September 30, 2012, primarily due to the $59.6 million tax impact of the change in unrealized appreciation/depreciation on investments and a reclassification of $28.0 million tax benefits from the EquiTrust Life sale to current tax recoverable. The reclassification is the result of differences between the estimated and actual allocation of purchase price for income tax purposes. The resulting change in tax character caused the entire loss on sale to be deductible in 2011 rather than carried forward to future years. Other liabilities decreased 25.2% to $91.4 million primarily due to the settlement of the embedded derivative related to the make-whole premium on our unaffiliated senior notes, as discussed in Note 2 to the consolidated financial statements.

Stockholders' Equity

FBL Financial Group, Inc. stockholders' equity increased 0.3% to $1,206.3 million at September 30, 2012, compared to $1,202.3 million at December 31, 2011, primarily due to comprehensive income, partially offset by the repurchase of 5.0 million shares of our Class A common stock for $164.2 million during 2012, as discussed in Note 8 to our consolidated financial statements.

At September 30, 2012, FBL's common stockholders' equity was $1,203.3 million, or $46.40 per share, compared to $1,199.3 million or $39.13 per share at December 31, 2011. Included in stockholders' equity per common share is $11.12 at September 30, 2012 and $5.80 at December 31, 2011 attributable to accumulated other comprehensive income.

September 30, 2012

Liquidity and Capital Resources

Cash Flows

During 2012, our operating activities generated cash flows totaling $92.6 million consisting of net income of $57.3 million adjusted for non-cash operating revenues and expenses netting to $35.3 million. We used cash of $397.4 million in our investing activities during the 2012 period. The primary uses were $990.1 million of investment acquisitions, mostly in fixed maturity securities, partially offset by $572.5 million in sales, maturities and repayments of investments. Our financing activities provided cash of $137.8 million during the 2012 period. The primary financing source was $538.1 million in receipts from interest sensitive products credited to policyholder account balances, which was partially offset by $274.2 million for return of policyholder account balances on interest sensitive products. Also, funds of $157.4 million were used for the net repurchase and issuance of common stock. In addition, funds of $211.6 million from the restricted debt defeasance trust were used to pay off $174.3 million of short-term debt and the related make-whole premium liability.

Sources and Uses of Capital Resources

Parent company cash inflows from operations consist primarily of (i) fees that it charges the various subsidiaries and affiliates for management of their operations, (ii) expense reimbursements and tax settlements from subsidiaries and affiliates, (iii) proceeds from the exercise of employee stock options, (iv) proceeds from borrowings, (v) investment income and (vi) dividends from subsidiaries, if declared and paid. Revenue sources for the parent company during the quarter ended September 30, 2012 included management fees from subsidiaries and affiliates of $3.0 million. Cash outflows are principally for salaries, taxes and other expenses related to providing these management services, dividends on outstanding stock, stock repurchases, interest and principal repayments on our parent company debt and capital contributions to subsidiaries.

The parent company also received proceeds from the sale of EquiTrust Life at the end of 2011, as discussed in Note 2 to our consolidated financial statements. A portion of the proceeds have been used to redeem part of our debt and to fund the repurchase of common stock pursuant to our stock repurchase plan.

In the fourth quarter of 2011, the Board of Directors approved a plan to repurchase up to $200.0 million of Class A common stock. The repurchase plan authorizes us to make repurchases in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. As discussed in Note 8 to our consolidated financial statements, during the first nine months of 2012 we repurchased 5.0 million shares of stock for $164.2 million, including expenses, primarily due to executing stock repurchases in connection with a tender offer conducted during the first quarter 2012. During the third quarter 2012, we purchased 884,516 shares in the open market for $27.6 million, including expenses. Furthermore, we repurchased 3,900 shares in a private offering for $0.1 million during the third quarter of 2012. At September 30, 2012, $22.2 million remains available for repurchase under this plan. Completion of the program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

As discussed in Note 2 to our consolidated financial statements, in connection with the EquiTrust Life sale, we redeemed $175.0 million of Senior Notes with non-affiliates in January 2012. On December 30, 2011, we exercised the provisions of the trust indentures and deposited $211.6 million into two irrevocable debt defeasance trusts for the principal, accrued interest and estimated make-whole premium on the Senior Notes with non-affiliates. Funds of $210.9 million from the trusts were used to pay-off the Senior Notes with non-affiliates on January 30, 2012 and the remaining balance in the trusts of $0.7 million was returned to us. Interest payments on all debt totaled $9.4 million for the nine months ended September 30, 2012 and $17.4 million for the 2011 period. The 2012 interest payments include $3.5 million from the debt defeasance trusts for the Senior Notes redeemed in 2012. Interest payments on our debt outstanding at September 30, 2012 are estimated to be $2.0 million for the remainder of 2012.

Farm Bureau Life's cash inflows primarily consist of premium income, deposits to policyholder account balances, income from investments, sales, maturities and calls of investments and repayments of investment principal. Farm Bureau Life's cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, current operating expenses and dividends. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. Continuing operations and financing activities from Farm Bureau Life relating to interest sensitive products provided funds totaling $414.0 million for the nine months ended September 30, 2012 and $341.8 million for the 2011 period.

September 30, 2012

Prior to the sale, EquiTrust Life provided funds from operations and financing activities relating to interest sensitive products totaling $79.6 million for the nine months ended September 30, 2011, which are reported with other continuing operations in our consolidated statement of cash flows.

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

We paid cash dividends on our common and preferred stock during the nine-month period totaling $8.5 million in 2012 and $5.8 million in 2011. It is anticipated that quarterly cash dividend requirements for 2012 will be $0.0075 per Series B redeemable preferred share and at least $0.10 per common share. The level of common stock dividends will be analyzed quarterly and will be dependent upon our capital and liquidity positions. In addition, alternative uses of excess capital, such as common stock repurchases, may impact future dividend levels. Assuming a dividend rate of $0.10 per common share, the common and preferred dividends would total approximately $2.6 million during the remainder of 2012. The parent company expects to have sufficient resources and cash flows to meet its interest and dividend payments throughout 2012. The parent company had available cash and investments totaling $49.8 million at September 30, 2012. FBL Financial Group, Inc. expects to rely on available cash resources and management fee income to make dividend payments to its stockholders and interest payments on its debt, as well as fund any capital initiatives such as the stock repurchases described above. We had no material commitments for capital expenditures as of September 30, 2012.

We manage the amount of our capital to be consistent with statutory and rating agency requirements. As of September 30, 2012, we estimate that we have sufficient capital in Farm Bureau Life to meet our rating objectives. However, this capital may not be sufficient if significant future losses are incurred and access to additional capital is limited.

On a consolidated basis, we anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. However, there can be no assurance that future experience regarding benefits and surrenders will be similar to historic experience since benefits and surrender levels are influenced by such factors as the interest rate environment, our financial strength ratings, the economy and other factors that impact policyholder behavior. Our investment portfolio at September 30, 2012, included $18.9 million of short-term investments, $129.3 million of cash and cash equivalents and $590.3 million in carrying value of U.S. Government and U.S. Government agency-backed securities that could be readily converted to cash at or near carrying value. Farm Bureau Life is also a member of the FHLB, which provides a source for additional liquidity, if needed. This membership allows us to utilize fixed or floating rate advances offered by the FHLB and secured by qualifying collateral. Our total capacity to utilize such advances is impacted by multiple factors including the market value of eligible collateral, level of statutory admitted assets and excess reserves, and our willingness or capacity to hold activity-based FHLB common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks of Financial Instruments

There have been no material changes in the market risks from the information provided in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Form 10-K filed February 17, 2012.

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

September 30, 2012

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

Our internal control over financial reporting changes from time-to-time as we modify and enhance our systems and processes to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. Any significant changes in controls are evaluated prior to implementation to help ensure the continued effectiveness of our internal controls and internal control environment. While changes have taken place in our internal controls during the quarter ended September 30, 2012, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

The following table sets forth issuer purchases of equity securities for the quarter ended September 30, 2012.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) (1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 through July 31, 2012	427,300	$29.42	427,300	$37,345,143
August 1, 2012 through August 31, 2012	370,182	32.58	370,182	$25,283,239
September 1, 2012 through September 30, 2012	90,934	33.79	90,934	$22,210,700
Total	888,416	$31.18

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

September 30, 2012

ITEM 6. EXHIBITS

(a) Exhibits:

3.1+	Restated Articles of Incorporation, filed with the Iowa Secretary of State August 29, 2012
10.1*+	Retention Agreement dated August 23, 2012 between James P. Brannen, CEO, and the Company.

31.1+	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101+#
Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language) from FBL Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 as follows: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statement of Changes in Stockholders' Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Financial Statements

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

September 30, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 1, 2012

FBL FINANCIAL GROUP, INC.

By	/s/ James P. Brannen
James P. Brannen
Chief Executive Officer (Principal Executive Officer)

By	/s/ Donald J. Seibel
Donald J. Seibel
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)