Form 10-K
period 2012-12-31
FBL FINANCIAL GROUP INC
filed 2013-02-14
CIK 1012771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
(Mark one)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of June 30, 2012, the aggregate market value of the registrant's Class A and B Common Stock held by non-affiliates of the registrant was $296,608,898 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:
Title of each class	Outstanding at February 12, 2013
Class A Common Stock, without par value	24,260,022
Class B Common Stock, without par value	1,141,291
DOCUMENTS INCORPORATED BY REFERENCE
Document	Parts Into Which Incorporated
Proxy statement for annual shareholders meeting on May 16, 2013	Part III

(This page has been left blank intentionally.)

FBL FINANCIAL GROUP, INC.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2012

PART I.
	Cautionary Statement Regarding Forward Looking Information	1
Item 1.	Business	2
Item 1A.	Risk Factors	13
Item 1B.	Unresolved Staff Comments	19
Item 2.	Properties	19
Item 3.	Legal Proceedings	19
Item 4.	Mine and Safety Procedures	19

PART II.
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20
Item 6.	Selected Consolidated Financial Data	23
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	55
Item 8.	Consolidated Financial Statements and Supplementary Data	56
	Management's Report on Internal Control Over Financial Reporting	56
	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	56
	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	57
	Consolidated Balance Sheets	58
	Consolidated Statements of Operations	60
	Consolidated Statements of Comprehensive Income	61
	Consolidated Statements of Changes in Stockholders' Equity	61
	Consolidated Statements of Cash Flows	62
	Notes to Consolidated Financial Statements	64
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	111
Item 9A.	Controls and Procedures	111
Item 9B.	Other Information	111

PART III.

The information required by Items 10 through 14 is incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2012.

PART IV.
Item 15.	Exhibits and Financial Statement Schedules	112

	SIGNATURES	114

	Report of Independent Registered Public Accounting Firm on Schedules	115
	Schedule I - Summary of Investments - Other than Investments in Related Parties	116
	Schedule II - Condensed Financial Information of Registrant	117
	Schedule III - Supplementary Insurance Information	121
	Schedule IV - Reinsurance	123

(This page has been left blank intentionally.)

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

•
As a holding company, we depend on our subsidiaries for funds to meet our obligations, but our life insurance subsidiaries' ability to make distributions to us is limited by law, and could be affected by minimum risk-based capital requirements.

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

See Part 1A, Risk Factors, for additional information.

PART I

ITEM 1. BUSINESS

General

FBL Financial Group, Inc. (we or the Company) sells individual life insurance and annuity products principally under the consumer brand name Farm Bureau Financial Services. This brand identity is represented by the distribution channel of our subsidiary Farm Bureau Life Insurance Company (Farm Bureau Life). As of December 31, 2012, this distribution channel consisted of 1,853 exclusive agents and agency managers. These agents and agency managers sell our products in the Midwestern and Western sections of the United States.

FBL Financial Group, Inc. was incorporated in Iowa in October 1993. Its life insurance subsidiary, Farm Bureau Life, began operations in 1945. Greenfields Life Insurance Company, a subsidiary of Farm Bureau Life, is being launched in early 2013 to offer life and annuity products in the state of Colorado. Several other subsidiaries support various functional areas and affiliates by providing investment advisory and marketing and distribution services. In addition, we manage all aspects of two Farm Bureau affiliated property-casualty insurance companies (Farm Bureau Property & Casualty Insurance Company and Western Agricultural Insurance Company) which operate predominately in eight states in the Midwest and West.

FBL Financial Group, Inc. Business and Distribution Channels

FBL Financial Group, Inc.

COMPANY	Farm Bureau Life Insurance Company	Greenfields Life Insurance Company	Farm Bureau Property & Casualty Insurance Company and Western Agricultural Insurance Company
RELATIONSHIP	Wholly-owned subsidiary	Subsidiary of Farm Bureau Life	Managed by FBL Financial Group. Underwriting results do not impact FBL Financial Group's results
BRAND
DISTRIBUTION	1,853 exclusive Farm Bureau agents and agency managers	New company; Distribution being developed	1,166 exclusive Farm Bureau agents and agency managers (included under the 1,853 Farm Bureau Life agents)
PRODUCTS	A comprehensive line of life insurance, annuity and investment products	A comprehensive line of life insurance, annuity and investment products	A full line of personal and commercial property-casualty insurance products
TERRITORY	14 Midwestern and Western states	Colorado	Arizona, Iowa, Kansas, Minnesota, Nebraska, New Mexico, South Dakota and Utah, and other states for nonstandard auto insurance

Investor information, including electronic versions of periodic reports filed on Forms 10-K, 10-Q and 8-K, and proxy material, are available free of charge through the Investor Relations section of our website at www.fblfinancial.com. These documents are posted to our website immediately after they are filed. Also available on our website are many corporate governance documents including a code of ethics for the Chief Executive Officer and senior financial officers, committee charters, corporate governance guidelines, director profiles and more. Product information may be found on our consumer website, www.fbfs.com.

Business Strategy

Our core business strategies are defined by our target market, which is served by our principal life insurance subsidiary, Farm Bureau Life.

Our 1,853 Farm Bureau Life agents are multi-line agents who sell both property-casualty insurance products and life insurance and investment products under the Farm Bureau name. Having multi-line agents enhances our ability to develop a more comprehensive relationship with our customers and increases our ability to cross sell our life insurance and annuity products to the pool of Farm Bureau property-casualty customers.

The Farm Bureau business and distribution channel is our foundation and we are defined by our service to this niche marketplace. We capitalize on the Farm Bureau brand to grow our business and build upon our agricultural and rural market leadership. We focus on needs-based selling and have a broad portfolio of life insurance and annuity products so that we have products available to satisfy the needs of our agents and customers.

Because of their multi-line nature, our Farm Bureau Life agents focus on cross selling life insurance products to Farm Bureau members who already own a property-casualty policy issued by Farm Bureau affiliated property-casualty companies. For example, in the eight-state region where we manage the affiliated property-casualty insurance companies and related field force (Arizona, Iowa, Kansas, Minnesota, Nebraska, New Mexico, South Dakota and Utah), 23% of our property-casualty policyholders also own a Farm Bureau Life annuity or life product. We are considered among the best-in-industry in cross-sell rates. This percentage is and has historically been higher than the industry average for multi-line exclusive agents, which is 12% according to the most recent research by Life Insurance and Market Research Association (LIMRA). We believe there is further opportunity for growth from cross-selling as 71% of the Farm Bureau members in the eight-state region have a Farm Bureau property-casualty insurance product, while only 21% of Farm Bureau members in the eight-state region have a life insurance product with us.

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

While we underwrite the majority of the products available for sale by the Farm Bureau agents, we broker products sold by other carriers when we do not have the expertise, ratings or scale to compete efficiently in the marketplace. Examples of brokered products include variable products, long-term care insurance, health insurance and last survivor life policies. We earn fees from the sale of brokered products, a portion of which is passed on to the agents as commissions for the underlying sales.

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

Marketing and Distribution

Market Area

Sales through our distribution channel are currently conducted in 14 states which we characterize as follows: multi-line states (we own the Farm Bureau affiliated life company and manage the Farm Bureau affiliated property-casualty companies) - Arizona, Iowa, Kansas, Minnesota, Nebraska, New Mexico, South Dakota and Utah; and life partner states (we own the Farm Bureau affiliated life company and non-owned/non-managed Farm Bureau affiliated property-casualty companies manage the exclusive multi-line agents) - Idaho, Montana, North Dakota, Oklahoma, Wisconsin and Wyoming.

Our target market is Farm Bureau members and "Middle America" in our 14-state territory. We traditionally have been very strong in rural and small town markets and also have a presence in many small and mid-metro markets. This target market represents a relatively financially conservative and stable customer base. The financial needs of our target market tend to focus on security, insurance needs and retirement savings.

Affiliation with Farm Bureau

Many of our customers are members of Farm Bureau organizations affiliated with the American Farm Bureau Federation (American Farm Bureau). The American Farm Bureau is the nation's largest grass roots farm and ranch organization and has a current membership of 6.2 million member families. In order to market insurance products in a given state using the "Farm Bureau" and "FB" designations, related trademarks and service marks, a company must have an agreement with the state's Farm Bureau organization. Generally, these marketing rights have only been granted to companies owned by or closely affiliated with Farm Bureau organizations. For each of the states in our Farm Bureau marketing territory, we have the right to use the "Farm Bureau" name and "FB" logo for marketing life insurance and investment products.

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

We have royalty agreements with each state Farm Bureau organization in our Farm Bureau marketing territory giving us the right to use the Farm Bureau and FB designations in that particular state. Each state Farm Bureau organization in our Farm Bureau territory could terminate our right to use the Farm Bureau designations in that particular state without cause at the conclusion of the royalty agreements. The royalties paid to a particular state Farm Bureau organization are based on the sale of our products in the respective state. For 2012, royalty expense totaled approximately $2.0 million.

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

We have service agreements with all of the Farm Bureau-affiliated property-casualty companies in our marketing area, pursuant to which the property-casualty companies provide certain services, which include recruiting and training the shared agency force that sells both property-casualty products for that company and life products for us. The service agreements have expiration dates through December 31, 2021. In 2012, we paid $10.0 million for the services provided under these agreements.

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

Royalty and property-casualty agreements vary in term and expiration date as shown below.

Royalty and Property-Casualty Service Agreements by State
State	Property-Casualty Service Agreement Expiration Date	Royalty Agreement Expiration Date	Percent of Farm Bureau Life 2012 First Year Premiums Collected
Iowa	December 31, 2015	December 31, 2033	31.1%
Kansas	December 31, 2015	December 31, 2033	20.2
Wyoming	December 31, 2021	December 31, 2021	8.6
Nebraska	December 31, 2015	December 31, 2033	7.6
Oklahoma	December 31, 2022	December 31, 2022	5.3
Minnesota	December 31, 2015	December 31, 2033	5.0
Utah	December 31, 2015	December 31, 2033	4.5
Idaho	December 31, 2021	December 31, 2021	3.5
Montana	December 31, 2021	December 31, 2021	3.4
South Dakota	December 31, 2015	December 31, 2033	2.5
Arizona	December 31, 2015	December 31, 2033	2.5
New Mexico	December 31, 2015	December 31, 2033	2.5
Wisconsin	December 31, 2020	December 31, 2020	2.2
North Dakota	December 31, 2021	December 31, 2021	1.1
			100.0%

Agency Force

Our life insurance and annuity products are currently marketed throughout Farm Bureau Life's 14-state marketing territory by an exclusive Farm Bureau agency force. We have a written contract with each member of our agency force. The contracts cover a number of topics including privacy, compensation payments and reserving our ownership of customer lists.

Sales activities of our agents focus on personal contact and on cross selling the multiple lines of products available through Farm Bureau affiliated companies. The Farm Bureau name recognition and access to Farm Bureau membership leads to additional customers, cross selling of additional insurance products and increased retention.

Our Farm Bureau Life agents are independent contractors and exclusive agents. In the multi-line states where we manage the Farm Bureau affiliated property-casualty companies, our agents are supervised by agency managers employed by the property-casualty companies which are under our direction. There are 1,166 agents and managers in our multi-line states. These agents market a full range of our life insurance and annuity products. They also market products for the property-casualty companies that we manage.

In our life partner states, our life insurance and annuity products are marketed by agents that we share with the property-casualty company affiliated with the Farm Bureau organization in that state. There are 687 agents and managers in our life partner states. These agents market our life and annuity products and market the property-casualty products of that state's affiliated property-casualty companies. Agents, as well as agency managers, are independent contractors.

We are responsible for product and sales training for all lines of business in our multi-line states, and for training the agency force in life insurance products and sales methods in our life partner states.

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

The focus of agency managers is to recruit, train, supervise and retain agents to achieve high production levels of profitable business. Managers receive overwrite commissions on each agent's life insurance commissions which vary according to that agent's productivity level and persistency of business. Agent development is encouraged through a bonus structure that rewards goal attainment and agency growth. New agent development is also encouraged through financing arrangements and the annualization of commissions paid when a life policy is sold.

We have a variety of incentives and recognition programs to focus agents on production of quality life insurance business. Some recognition programs and incentives are jointly conducted with the property-casualty companies. These programs provide significant incentives for the most productive agents. Approximately 16% of our agents and agency managers qualify for our annual incentive trip. Agent recruiting, training, financing and compensation programs are designed to develop a productive agent for the long term. The four-year agency force retention rate for 2012 in our 14 states was approximately 28%. With the goal of increasing agent loyalty and retention, we are currently reviewing our agent hiring and retention practices, training programs and compensation.

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

Premiums Collected - Annuity Segment

	Year ended December 31,
	2012	2011	2010
	(Dollars in thousands)
First year - individual	$166,230	$216,713	$170,609
Renewal - individual	138,191	136,534	136,208
Group	11,923	15,909	9,819
Total Annuity	$316,344	$369,156	$316,636

We intentionally decreased the amount of annuity premiums in 2012 by suspending sales of certain products and reducing agent commission rates on certain products where it was difficult to achieve profitability targets due to the extremely low interest rate environment. The amount of traditional annuity premiums collected is highly dependent upon the relationship between the current crediting rates on our products and the perceived security of our products compared to those of competing products. Average crediting rates on our individual deferred annuity contracts were 3.15% in 2012, 3.36% in 2011 and 3.62% in 2010, while the average three-month U.S. Treasury rate was 0.08% in 2012, 0.06% in 2011 and 0.13% in 2010. Traditional annuity premiums collected in our Farm Bureau market territory in 2012 are concentrated primarily in the following states: Iowa (32%), Kansas (29%) and Wyoming (8%).

Fixed Rate Annuities

We offer annuities that are marketed to individuals in anticipation of retirement. We offer traditional annuities in the form of flexible premium deferred annuities (FPDA) that allow policyholders to make contributions over a number of periods. For traditional annuity products, policyholder account balances are credited interest at rates that we determine. Approximately 36% of our existing individual traditional annuity business, based on account balances, is held in qualified retirement plans. To further encourage persistency, a surrender charge against the policyholders' account balance is imposed for early termination of the annuity contract within a specified period after its effective date. The surrender charge rate varies by product, but typically starts at 6% to 10% and decreases 1% per year for the first ten years the contract is in force. The annuitant may elect to take the proceeds of the annuity either in a single payment or in a series of payments for life, for a fixed number of years, or a combination of these options.

In addition to FPDAs, we also market single premium deferred annuities (SPDA) and single premium immediate annuity (SPIA) products which feature a single premium paid when the contract is issued. Benefit payments and the surrender charge structure on SPDA contracts are similar to other fixed rate annuities. Benefit payments on SPIAs begin immediately after the issuance of the contract. Sales of the single premium fixed rate annuities are currently suspended due to the low interest rate environment.

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

Withdrawal Rates

Withdrawal rates (excluding death benefits) for our individual deferred annuities were 4.8% for 2012, 4.6% for 2011 and 5.0% for 2010. We believe the competitive environment, due to the low level of market interest rates discussed above, has favorably impacted the level of withdrawal rates in these periods.

Interest Crediting Policy

We have a rate setting committee that meets monthly, or more frequently if required, to review and establish current period interest rates based upon existing and anticipated investment opportunities. This applies to new sales and to annuity products after an initial guaranteed period. We examine earnings on assets by portfolio. We then establish rates based on each product's target interest spread and competitive market conditions at the time. Most of our annuity contracts have guaranteed minimum crediting rates. These rates range from 1.00% to 5.50%, with a weighted average guaranteed crediting rate of 2.59% at 2012 and 2.66% at December 31, 2011. The weighted average interest rate guarantees on annuity contracts issued during 2012 was 1.00%.

Index Annuities

In the fourth quarter of 2012, Farm Bureau Life began selling index annuities. With an index annuity, the policyholder may choose from a traditional fixed rate strategy or an index strategy, with the underlying index being the S&P 500®. The product requires crediting of interest and a reset of the index annually. The computation of the index credit is based upon either a point-to-point calculation (i.e., the gain in the index from the beginning of the contract year to the next reset date) or a monthly averaging of the index during the period, subject to a cap. This product allows contract holders to transfer funds among the index accounts and a traditional fixed rate strategy at the end of each reset period.

The index annuity contract value is equal to the premiums paid plus interest credited to the fixed portion of the contract and index credits on the indexed portion of the contract, less partial withdrawals taken from the contract.

The minimum guaranteed contract values are equal to 87.5% of the premium collected plus interest credited at an annual rate of 1.0% compounded annually.

We purchase one-year call options on the S&P 500 to fund the index credits due to the index annuity contract holders. On the respective anniversary dates of the index annuity contracts, the index used to compute the index credits is reset, and subsequently new call options are purchased to fund the next index credit. The cost of the options is managed through the terms of the index annuities, which permit changes to caps, subject to minimum guarantees.

We invest index premiums and the investments reside in our general account. We then purchase call options and pay acquisition costs from the general account. With respect to that portion of the index account value allocated to an index crediting strategy, our spread is measured as the difference between the aggregate yield on the relevant portion of our invested assets, less the aggregate option costs and the costs associated with minimum guarantees. If the minimum guaranteed value of an index product exceeds the index value (computed on a cumulative basis over the life of the contract), the general account earnings are available to satisfy the minimum guarantees. If there were little or no gains in the entire series of options purchased over the life of an index annuity, we would incur expenses for credited interest over and above our option costs. In addition, if we are not successful in matching the terms of call options purchased with the terms of the index annuities, index credits could exceed call option proceeds. This would cause our spreads to tighten and reduce our profits.

Interest Crediting Rates Compared to Guarantees - Annuity Segment

Liabilities at
December 31, 2012
(Dollars in thousands)
Fixed rate annuities:
Greater than or equal to 100 basis points over guarantee	$671,672
50 basis points to 99 basis points over guarantee	114,204
1 basis point to 49 basis points over guarantee	124,277
At guaranteed rate	1,601,908
Other annuities	13,483
Non-discretionary rate setting products	523,253
Total interest sensitive product liabilities	$3,048,797

In Force - Annuity Segment

	December 31,
	2012	2011	2010
	(Dollars in thousands)
Number of contracts	53,757	53,894	53,428
Interest sensitive reserves	$3,048,797	$2,812,666	$2,582,791
Other insurance reserves	383,340	378,319	370,114

Life Insurance Segment

We sell a variety of traditional and universal life insurance products through our exclusive agency force. The Life Insurance segment consists of whole life, term life and universal life policies. These policies provide benefits upon the death of the insured and may also allow the customer to build cash value on a tax-deferred basis.

Premiums Collected - Life Insurance Segment

	For the year ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Universal life:
First year	$30,217	$14,888	$8,753
Renewal	51,325	47,311	43,552
Total	81,542	62,199	52,305
Participating whole life:
First year	11,202	11,463	11,839
Renewal	96,738	96,242	95,591
Total	107,940	107,705	107,430
Term life and other:
First year	11,242	11,244	12,834
Renewal	74,292	68,623	61,183
Total	85,534	79,867	74,017
Total Life Insurance	275,016	249,771	233,752
Reinsurance ceded	(19,307)	(20,303)	(20,307)
Total Life Insurance, net of reinsurance	$255,709	$229,468	$213,445

The increases in life premiums collected in 2012 and 2011 reflect the attractiveness of enhanced universal life and term life product offerings and the strong farm and energy subsectors of the economy in our marketplace, as well as Farm Bureau Life's emphasis on life insurance product sales. Life insurance premiums collected in our market territory in 2012 are concentrated primarily in the following states: Iowa (25%), Kansas (14%) and Oklahoma (10%).

Traditional Life Insurance

We offer traditional participating whole life insurance products. Participating whole life insurance provides benefits for the life of the insured. It provides level premiums and a level death benefit and requires payments in excess of mortality charges in early years to offset increasing mortality costs in later years. Under the terms of these policies, policyholders have a right to participate in our surplus to the extent determined by the Board of Directors, generally through annual dividends. Participating business accounted for 39% of life receipts from policyholders during 2012 and represented 13% of life insurance in force at December 31, 2012.

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

Underwriting

We follow formal underwriting standards and procedures designed to properly assess and quantify life insurance risks before issuing policies to individuals. To implement these procedures, we employ an underwriting staff of 12 underwriters who have an average of 22 years of experience in the insurance industry. Our underwriters review each applicant's written application, which is prepared under the supervision of our agents, and any required medical records. We generally employ blood, oral fluid or urine testing (including HIV antibody testing) to provide additional information whenever the applicant is age 18 or older and the face amount is $100,000 or greater. Based on the results of these tests, we may adjust the mortality charge or decline coverage completely. We also have an automated process for handling term policies for ages 18 to 60 with face amounts of $20,000 to $100,000 and whole life policies for ages 18 to 80 with face amounts of $25,000 to $50,000. We use our automated underwriting guidelines to evaluate the medical history provided by the applicant and information received from three service providers. Based on the evaluation against our automated underwriting guidelines, we may adjust the mortality charge or decline coverage. Generally, tobacco use by a life insurance applicant within the preceding one-year results in a substantially higher mortality charge. In accordance with industry practice, material misrepresentation on a policy application can result in the cancellation of the policy upon the return of any premiums paid.

Interest Crediting and Participating Dividend Policy

The interest crediting policy for our life insurance products is the same as for our traditional annuity products in the Annuity segment. See "Interest Crediting Policy" under the Annuity Segment discussion. We pay dividends, credit interest and determine other nonguaranteed elements on the individual insurance policies depending on the type of product. Some elements, such as dividends, are generally declared for a year at a time. Interest rates and other nonguaranteed elements are determined based on experience as it emerges and with regard to competitive factors. Average contractual credited rates on our universal life contracts were 4.14% in 2012, 4.19% in 2011 and 4.26% in 2010. Our universal life contracts have guaranteed minimum crediting rates that range from 3.00% to 4.50%, with a weighted average guaranteed crediting rate of 3.79% at December 31, 2012 and 3.82% at December 31, 2011.

Interest Crediting Rates of Interest Sensitive Life Products Compared to Guarantees - Life Insurance Segment

Liabilities at
December 31, 2012
(Dollars in thousands)
Discretionary rate setting products with minimum guarantees:
Greater than or equal to 100 basis points over guarantee	$23,577
50 basis points to 99 basis points over guarantee	214,861
1 basis point to 49 basis points over guarantee	34,169
At guaranteed rate	392,692
Non-discretionary rate setting products	20,768
Total interest sensitive product liabilities	$686,067

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

In Force - Life Insurance Segment

	December 31,
	2012	2011	2010
	(Dollars in thousands, except face amounts in millions)
Number of policies - traditional life	355,519	352,274	349,009
Number of policies - universal life	59,833	58,115	56,835
Face amounts - traditional life	$40,333	$38,235	$36,201
Face amounts - universal life	5,807	5,482	5,204
Traditional insurance reserves	1,615,088	1,549,886	1,489,858
Interest sensitive reserves	686,067	647,711	630,956

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

We discontinued underwriting new sales of variable products during 2010 and terminated new sales with our variable alliance partners in 2010 and 2011. We continue to receive premiums from sales that occurred prior to this change. Variable premiums collected were $73.8 million in 2012, $79.9 million in 2011 and $104.0 million in 2010. During 2010, we began selling variable products underwritten by a large well-known insurance company with variable product expertise. We earn fees from the sale of brokered products, which are reported as other income. A portion of these revenues are passed on to the agents as commissions for the underlying sales. The decision to discontinue underwriting variable products was made because we lacked the scale necessary to generate acceptable returns and be competitive in this product line over time. The existing in force business remains on our books and we continue to administer this business.

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

Primary Reinsurers as of December 31, 2012

Reinsurer	A.M. Best Rating	Amount of In Force Ceded	Reserve Credit
		(Dollars in millions)
Swiss Re Life & Health America Inc.	A+	$4,655.9	$16.4
RGA Reinsurance Company	A+	3,631.4	24.3
Generali USA Life Reassurance Company	A-	2,442.9	9.8
All other (11 reinsurers)*	A- to A++	1,269.1	6.5
Total		$11,999.3	$57.0

* All other includes Scottish Re, which is not rated by A.M. Best. New business with Scottish Re was terminated in early 2007, following difficulties at that company and related ratings downgrades. As of December 31, 2012, $313.0 million of in force was ceded to Scottish Re. Scottish Re continues to meet its reinsurance obligation with us in a normal fashion.

In addition, we have an annual 100% quota share accidental death reinsurance agreement. Coverage includes all acts of terrorism including those of a nuclear, chemical or biological origin. Coverage is subject to an annual aggregate retention of $13.0 million.

Ratings and Competition

Financial strength ratings are an important factor in establishing the competitive position of insurance companies. Insurer financial strength ratings represent the opinions of rating agencies regarding the ability of an insurance company to meet its financial obligations to policyholders and contract holders. Credit ratings represent the opinions of rating agencies regarding an issuer's ability to repay its indebtedness. Ratings are subject to revision or withdrawal at any time by the rating agency, and therefore, no assurance can be given that a rating will be maintained.

As of the date of this filing, Farm Bureau Life's A.M. Best financial strength rating is A- (Excellent) with a positive outlook and FBL Financial Group's A.M. Best issuer credit rating is bbb- with a positive outlook.

A.M. Best has 16 financial strength ratings assigned to insurance companies, which currently range from A++ (Superior) to S (Suspended). A.M. Best's long-term credit ratings range from aaa (exceptional) to d (in default). A + or - may be appended to ratings from aa to ccc to indicate relative position within a category. A rating of bbb- or above is considered investment grade. As of the date of this filing, A.M. Best has the life/health industry on a stable rating outlook.

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

Regulation

Our insurance subsidiaries are subject to government regulation in each of the states in which they conduct business. This regulatory authority is vested in state agencies having broad administrative power dealing with all aspects of the insurance business, including rates, policy forms and capital adequacy, and is concerned primarily with the protection of policyholders rather than stockholders. Our variable insurance products, investment advisor, broker/dealer and certain licensed agents are also subject to regulation by the Securities and Exchange Commission (SEC), the Financial Industry Regulatory Authority (FINRA) and state agencies.

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

Although Dodd-Frank legislation has been in place for more than two years, many key rules have yet to be formalized, some of which might have an impact on insurers. The Federal Insurance Office (FIO) has been established to collect information about the insurance industry and its mandate covers a wide variety of topics.

The Affordable Care Act was designed to provide universal health care to everyone in the United States. While the Affordable Care Act has a substantial impact on the health care industry, it does not directly affect our life insurance and annuity business. Our exclusive agents sell health insurance, but the products are manufactured by unrelated third parties. Implementation of state-based health insurance exchanges in 2014 will likely impact our agents and their relationships with customers purchasing these health insurance products. This could impact the sale of our life insurance and annuity products to these customers. To date, the impact on our organization as an employer has been minimal.

Employees

At December 31, 2012, we had 1,582 employees. A majority of our employees, including the executive officers, also provide services to Farm Bureau Property & Casualty Insurance Company and other affiliates pursuant to management agreements. None of our employees are members of a collective bargaining unit.

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
Our results of operations are materially affected by conditions in the financial markets and the economy. The U.S. economy and financial markets continue to challenge the life insurance and annuity industries. While recent economic data indicates growth, future growth could be impacted by U.S. fiscal policies to address significant national budget deficits and debt levels. In the financial markets, strong liquidity, strong corporate profitability and modest economic growth continue to support fundamental credit quality. While there were positive economic signs during 2012, the U.S. economy continues to face a number of challenges.
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
As described in "Item 7. Liquidity and Capital Resources" of this Form 10-K, Farm Bureau Life has historically generated positive cash flow as measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. At December 31, 2012, we believe the probability we would have to sell investments in an unrealized loss position to meet cash flow needs is remote. See "Item 7. Financial Condition" and Note 3 to our consolidated financial statements included in Item 8 for details regarding the unrealized gains and losses on our fixed maturity securities.
Capital requirements depend on factors including Farm Bureau Life's accumulated statutory earnings, statutory capital and surplus, the rate of sales growth of our products, aggregate reserve levels and the levels of credit risk and/or interest rate risk in our invested assets. In order to support these capital requirements, we may need to increase or maintain Farm Bureau Life's statutory capital and surplus through additional financings, which could include debt, equity or other transactions.
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
We manage our capital level to be consistent with statutory and rating agency requirements. As of December 31, 2012, we estimate that Farm Bureau Life has sufficient capital to meet our rating objectives. However, this capital may not be sufficient if significant future losses are incurred and access to additional capital is limited.

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
Certain market sectors may become dislocated following periods of volatile and illiquid market conditions, as has occurred over the past several years, increasing the difficulty in valuing certain instruments, as trading has been less frequent and/or market data less observable. As a result, certain valuations require greater estimation and judgment as well as more complex valuation methods. These values may not ultimately be realizable in a market transaction, and such values may change rapidly as market conditions change and valuation assumptions are modified.
The decision on whether to record an other-than-temporary impairment is determined in part by our assessment of the financial condition and prospects of a particular issuer, projections of future cash flows and recoverability of the particular security as well as an evaluation of our intent to sell and whether it is more likely than not that we would be required to sell prior to recovery. Our conclusions regarding the recoverability of a particular security's fair value may ultimately prove to be incorrect as facts and circumstances change.
Our investment portfolio is subject to credit quality risks which may diminish the value of our invested assets and affect our profitability and reported book value per share.

We are subject to the risk that the issuers of fixed maturity securities and other debt securities in our portfolio, and borrowers on our commercial mortgages, will default on principal and interest payments, particularly in the event of a major downturn in economic activity. As of December 31, 2012, we held $6.3 billion of fixed income securities, $0.3 billion of which represented below-investment grade holdings. Of these below-investment grade holdings, 93.3% were acquired as investment grade holdings but, as of December 31, 2012, had been downgraded to below investment grade. An increase in defaults on our fixed maturity securities and commercial mortgage loan portfolios could harm our financial strength and reduce our profitability.

The concentration of our investment portfolios in any particular industry, group of related industries or geographic sector could have an adverse effect on our investment portfolios and, consequently, on our results of operations and financial position. As of December 31, 2012, we held $0.3 billion of fixed income securities in European countries, representing 5% of our investment portfolio. Our largest European exposures are in the United Kingdom and the Netherlands, with 48% and 20% of the balance, respectively.

Changing interest rates, market volatility and general economic conditions affect the risks and the returns on both our products and our investment portfolio.
The fair value of our investments and our investment performance, including yields and realization of gains or losses, may vary depending on economic and market conditions. Such conditions include the shape of the yield curve, level of interest rates and recognized equity and bond indices. Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can materially affect the profitability of our products, the fair value of our investments and the reported value of stockholders' equity.
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
As a holding company, we depend on our subsidiaries for funds to meet our obligations, but our life insurance subsidiaries' ability to make distributions to us is limited by law, and could be affected by minimum risk-based capital requirements.
As a holding company, we rely on dividends from subsidiaries to assist in meeting our obligations. The ability of our subsidiaries to pay dividends or to make other cash payments in the future may materially affect our ability to satisfy our parent company payment obligations, including debt service and dividends on our common stock.
The ability of our life insurance subsidiary, Farm Bureau Life, to pay dividends to the parent company is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. The annual dividend limitation is defined under the Iowa Insurance Holding Company Act as any dividend or distribution of cash or other property whose fair value, together with that of other dividends made within the preceding 12 months, exceeds the greater of (i) 10% of adjusted policyholders' surplus as of the preceding year-end, or (ii) the statutory net gain from operations of the insurer for the preceding calendar year. During 2013, the maximum amount legally available for distribution to FBL Financial Group, Inc., without further regulatory approval, is $93.0 million from Farm Bureau Life.

In addition, Farm Bureau Life is subject to the risk-based capital (RBC) requirement of the NAIC set forth in the Risk-Based Capital for Insurers Model Act (the Model Act). The main purpose of the Model Act is to provide a tool for insurance regulators to evaluate the capital of insurers relative to the risks assumed by them and determine whether there is a need for possible corrective action. U.S. insurers and reinsurers are required to report the results of their RBC calculations as part of the statutory annual statements filed with state insurance regulatory authorities.
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
Ratings are an important factor in establishing the competitive position of insurance companies. If our ratings were lowered, our ability to market products to new customers could be harmed and existing policyholders might cancel their policies or withdraw the cash values of their policies. These events, in turn, could have a material adverse effect on our financial results and liquidity. Our ratings reflect the agency's opinions as to the financial strength, operating performance and ability to meet obligations to Farm Bureau Life's policyholders. There is no assurance that a credit rating will remain in effect for any given period of time or that a rating will not be reduced, suspended or withdrawn entirely by the rating agency, if in the rating agency's judgment, circumstances so warrant. See "Item 1. Business - Ratings and Competition" for a summary of our current ratings.

All segments of our business are highly regulated and these regulations or changes in them could affect our profitability.
We are subject to regulation under applicable insurance statutes and regulations in the various states in which our life subsidiaries operate. Insurance regulation is intended to provide safeguards for policyholders, insurance companies and their holding companies. Regulators oversee matters relating to sales practices, policy forms, claims practices, types and amounts of investments, reserve adequacy, insurer solvency, minimum amounts of capital and surplus, transactions with related parties, changes in control and payment of dividends. State insurance regulators continually reexamine existing laws and regulations, and may make changes in the future.
As noted above, our life subsidiaries are subject to the NAIC's RBC requirements which are used by state insurance regulators as an early warning tool to identify deteriorating or weakly capitalized insurance companies for the purpose of initiating regulatory action.
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
The Affordable Care Act was designed to provide universal health care to everyone in the United States. While the Affordable Care Act has a substantial impact on the health care industry, it does not directly affect our life insurance and annuity business. Our exclusive agents sell health insurance, but the products are manufactured by unrelated third parties. Implementation of state-based health insurance exchanges in 2014 will likely impact our agents and their relationships with customers purchasing these health insurance products. This could impact the sale of our life insurance and annuity products to these customers. To date, the impact on our organization as an employer has been minimal. The extent of any impact of Dodd-Frank on our industry or on us as an employer will depend primarily on regulations that have not yet been adopted. Captive agents who are also registered representatives of our affiliated broker-dealer may be affected by proposed rules that would create an as-yet undefined fiduciary relationship between the registered representative and their customers. It is too early to tell what effect there will be until the rule making process has been completed.
Our investment management subsidiary is an SEC registered investment adviser. This entity manages funds for affiliated entities and non-affiliated organizations. In addition, the investment adviser manages our separate accounts, which are registered as investment companies under the Investment Company Act. Our registered separate accounts are themselves highly regulated under the Investment Company Act. In addition, our broker-dealer subsidiary is registered with the SEC and is subject to regulation under the Exchange Act and various state laws, and is a member of and subject to regulation by FINRA. Registered representatives sell variable products and mutual funds through our broker/dealer subsidiary and are regulated by the SEC and FINRA and are further subject to applicable state laws. We cannot predict the effect that any proposed or future legislation or rule making by the SEC, FINRA or the states will have on our financial condition or operational flexibility.
Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. From time to time, we are required to adopt new or revised accounting standards. It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our financial condition and results of operations. The impact of accounting pronouncements that have been issued but not yet implemented is discussed in Note 1 to our consolidated financial statements included in Item 8.
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
Farm Bureau Life's business relies significantly upon the maintenance of our right to use the Farm Bureau and FB trade names and related trademarks and service marks which are controlled by the American Farm Bureau Federation and state Farm Bureau organizations. See discussion under "Item 1. Business - Marketing and Distribution - Affiliation with Farm Bureau" for information regarding these relationships and circumstances under which our access to the Farm Bureau membership base and use of the Farm Bureau and FB designations could be terminated. We believe our relationship with the Farm Bureau organizations provides a number of advantages. Farm Bureau organizations in our marketing territory tend to be well known and long established, have active memberships and provide a number of member benefits other than financial services. The strength of these organizations provides enhanced prestige and brand awareness for our products and increased access to Farm Bureau members. The loss of the right to use these designations in a key state or states could have a material adverse effect on operating results.
Our relationship with Farm Bureau organizations could result in conflicts of interests.
Our business and operations are interrelated to a degree with that of the American Farm Bureau Federation, its affiliates, and state Farm Bureau organizations. The overlap of the business, including service of certain common executive officers and directors of the Company and the state Farm Bureau organizations, may give rise to conflicts of interest among these parties. Conflicts could arise, for example, with respect to business dealings among the parties, the use of a common agency force, the sharing of employees, space and other services and facilities under intercompany agreements, and the allocation of business opportunities between them. Conflicts of interest could also arise between the Company and the various state Farm Bureau organizations in our life-only states, some of whose presidents serve as directors of the Company, and which control their state affiliated property-casualty insurance company, with respect to the use of the common agency force. We have adopted a conflict of interest policy which requires a director to disclose to the Board of Directors and any appropriate committee of the Board, the existence of any transaction or proposed transaction in which the Director has a direct or indirect interest, and the material facts relating thereto.
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
Our employees are not subject to employment contracts, except for a retention agreement with our Chief Executive Officer. Although none of our named executive officers have indicated that they intend to terminate their employment, there can be no certainty regarding the length of time they will remain with us. Our inability to retain our key employees, or attract and retain additional qualified employees, could materially adversely affect our sales, results of operations and financial condition.
Success of our business depends in part on effective information technology systems and on continuing to develop and implement improvements.
Our business is dependent upon the ability to keep up to date with effective, secure and advanced technology systems for interacting with employees, agents, policyholders, vendors, agents, third parties and investors. It is crucial to our business to reach a large number of people, provide sizable amounts of information, and secure and store information through our technology systems. If we do not maintain adequate systems to reflect technological advancements, we could experience adverse consequences, including inadequate information on which to base pricing, underwriting and reserving decisions, regulatory problems, security breaches, litigation exposure or increases in administrative expenses. This could adversely affect our relationships and ability to do business with our clients and make it difficult to attract new customers.
Our information technology systems and software require an ongoing commitment of resources to maintain current standards. Our business strategy involves providing customers with easy-to-use products and systems to meet their needs. We are continuously enhancing and updating our systems to keep pace with changes in information processing technology, evolving industry and regulatory standards and customer demands. Our success is largely dependent on protecting, maintaining and enhancing the effectiveness of existing systems, as well as continuing to reuse, buy or build information systems that support our business processes in a cost-effective manner.
In the event of a disaster or catastrophic event, a computer system or information technology failure could occur and potentially disrupt our business, damage our reputation and adversely affect our profitability. Disruptions or breaches could occur as a result of natural disasters, man-made disasters, epidemic/pandemic, industrial accident, blackout, computer virus, criminal activity, technological changes or events, terrorism, or other unanticipated events beyond our control. While the company has obtained insurance and has implemented a variety of preventative security measures such as risk management, information protection, disaster recovery and business continuity plans, no predictions of specific scenarios can be made. Unanticipated problems with our business continuity systems and plans could have a material adverse impact on our ability to conduct business and on our results of operations and financial position, particularly if those problems affect our computer-based processing, transmission, storage and retrieval systems and destroy valuable data.
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

ITEM 4. MINE AND SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Market and Dividend Information

The Class A common stock of FBL Financial Group, Inc. is traded on the New York Stock Exchange under the symbol FFG. The following table sets forth the cash dividends per common share and the high and low prices of FBL Financial Group Class A common stock as reported in the consolidated transaction reporting system for each quarter of 2012 and 2011.

Class A Common Stock Data (per share)	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
2012
High	$36.65	$33.93	$35.05	$34.59
Low	32.23	24.70	27.60	29.27
Dividends declared and paid	0.1000	0.1000	0.1000	0.1000
2011
High	$31.92	$32.30	$33.32	$36.93
Low	27.25	28.36	24.60	24.50
Dividends declared and paid	0.0625	0.0625	0.0625	0.1000

There is no established market for purchasing our Class B common stock, although it is convertible upon demand into Class A common stock on a share for share basis. As of January 18, 2013, there were approximately 5,200 holders of Class A common stock and 21 holders of record of Class B common stock.

Class B common stockholders receive dividends at the same rate as that declared on Class A common stock. We intend to declare regular quarterly cash dividends in the future, subject to the discretion of the Board of Directors, which depends in part upon general business conditions, legal restrictions and other factors the Board of Directors deems relevant. It is anticipated the quarterly dividend rate for the first quarter of 2013 will increase to $0.11 per common share.

For restrictions on dividends, see "Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources" included in Item 7.

Comparison of Five-Year Total Return

Total Return Performance
Index Value
120
100
80
60
40
20
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
FBL Financial Group, Inc.
S&P 500
S&P 500 Life & Health Insurance Index

	Period Ending
	12/31/2007	12/31/2008		12/31/2009	12/31/2010	12/31/2011	12/31/2012
FBL Financial Group, Inc.	$100.00	$45.95		$58.37	$91.27	$109.33	$111.34
S&P 500 Index	100.00	63.00	79.6	79.68	91.68	93.61	108.59
S&P 500 Life & Health Insurance Index	100.00	51.68		59.73	74.82	59.32	67.98

Source: SNL Financial LC

The performance graph shows a comparison of the cumulative total return over the past five years of our Class A common stock, the S&P 500 Index and the S&P 500 Life and Health Insurance Index. The graph plots the changes in value of an initial $100 investment, assuming reinvestment of dividends.

Issuer Purchases of Equity Securities

The following table sets forth issuer purchases of equity securities for the quarter ended December 31, 2012.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) (1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2012 through October 31, 2012	141,639	$33.56	141,639	$17,457,146
November 1, 2012 through November 30, 2012	162,039	31.75	162,039	$42,312,356
December 1, 2012 through December 31, 2012	234,010	33.42	234,010	$34,491,095
Total	537,688	$32.96

(1)
Activity in this table represents Class A common shares repurchased by the Company in connection with the repurchase plans announced on October 7, 2011 and November 15, 2012. The plans authorize us to make up to $230.0 million in repurchases of Class A common stock in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. Completion of the program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares, if any, that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

	As of or for the year ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands, except per share data)
Consolidated Statement of Income Data (1)
Interest sensitive product charges	$101,410	$97,103	$93,881	$88,757	$88,138
Traditional life insurance premiums	175,086	168,519	162,056	154,154	145,851
Net investment income	361,324	343,310	324,540	303,486	287,273
Realized gains (losses) on investments	452	(8,296)	11,576	(30,660)	(68,662)
Total revenues	655,540	618,337	606,342	533,209	477,772

Income from continuing operations	82,796	52,209	80,993	46,285	(3,140)
Income (loss) from discontinued operations	(2,939)	(11,464)	34,587	18,375	(21,436)
Net income (loss)	$79,857	$40,745	$115,580	$64,660	$(24,576)

Earnings (loss) per common share:
Income from continuing operations	$3.01	$1.69	$2.66	$1.54	$(0.11)
Income (loss) from discontinued operations	(0.11)	(0.37)	1.14	0.61	(0.71)
Earnings (loss) per common share	$2.90	$1.32	$3.80	$2.15	$(0.82)
Earnings (loss) per common share - assuming dilution:
Income from continuing operations	$2.97	$1.67	$2.63	$1.53	$(0.11)
Income (loss) from discontinued operations	(0.10)	(0.37)	1.13	0.61	(0.71)
Earnings (loss) per common share - assuming dilution	$2.87	$1.30	$3.76	$2.14	$(0.82)

Cash dividends	$0.4000	$0.2875	$0.2500	$0.3125	$0.5000
Weighted average common shares outstanding - assuming dilution	27,838,548	31,215,023	30,718,616	30,201,476	29,893,909

Consolidated Balance Sheet Data (1)
Total investments	$7,160,650	$6,397,195	$5,853,341	$5,024,876	$4,657,154
Assets held in separate accounts	618,809	603,903	675,586	630,094	516,438
Total assets	8,417,726	8,109,368	15,177,657	14,079,220	13,851,683
Long-term debt	147,000	146,968	271,168	371,084	371,005
Total liabilities	7,205,479	6,906,939	14,132,931	13,325,024	13,729,157
Total stockholders' equity (2)	1,212,247	1,202,429	1,044,725	754,198	122,526
Book value per common share (2)	47.47	39.13	33.66	24.64	3.96

Notes to Selected Consolidated Financial Data

(1)
Certain amounts from 2009 through 2011 have been restated due to the retroactive adoption of guidance issued by the Financial Accounting Standards Board (FASB) related to accounting for costs associated with acquiring or renewing insurance contracts as discussed in Note 1 to our consolidated financial statements.

(2)
Amounts are impacted by accumulated other comprehensive income (loss) totaling $289.9 million in 2012, $177.8 million in 2011, $51.6 million in 2010, ($127.4) million in 2009 and ($682.3) million in 2008. These amounts are net of deferred income taxes and other adjustments for assumed changes in the amortization of deferred acquisition costs, unearned revenue reserve and value of insurance in force acquired.

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

We analyze operations by reviewing financial information regarding our primary products that are aggregated in Annuity and Life Insurance product segments. In addition, our Corporate and Other segment includes various support operations, corporate capital and other product lines that are not currently underwritten by the Company. We analyze our segment results based on pre-tax operating income, which excludes the impact of certain items that are included in net income. See Note 15 to our consolidated financial statements for further information regarding how we define our segments and operating income.

We also include within our analysis “premiums collected” which is not a measure used in financial statements prepared in accordance with GAAP, but is a common industry measure of agent productivity. See Note 15 to our consolidated financial statements for further information regarding this measure and its relationship to GAAP revenues.

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

Our profitability is also impacted by changes in accounting guidance that impact the timing of profit recognition. During the first quarter of 2012, we adopted new guidance that reduced the deferral of costs associated with the issuance of life insurance and annuity products which increased the amount of such expenses recognized in the current year and reduced the amount of amortization in future years. See Note 1 to our Consolidated Financial Statements for more information on this change.

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

While there were positive economic signs during 2012, the U.S. economy continues to face a number of challenges. Pertinent recent economic events include, but are not limited to the following:

•	Gross Domestic Product increased approximately 2.0% during 2012 based on early estimates.

•	Market yields on fixed maturity securities remained low with the 10-year U.S. Treasury at 1.76% at December 31, 2012.

•	Unemployment remains high at 7.8% in the United States.

•	Personal income growth remains relatively modest.

•
Midwest farmers have experienced rising incomes and land values in recent years, but drought conditions during the summer of 2012 have reduced production yields and farm incomes. However, many farmers have mitigated losses through effective use of crop insurance.

•	The European debt crisis continues to cause stress within the markets.

•	Middle-east unrest continues to add uncertainty to the supply and cost of oil.

•	Continued uncertainty as to actions the United States Congress will take to address the national debt, including potential actions to change the tax advantages of life insurance

Fixed maturity security yields generally finished lower for 2012 as both credit spreads and U.S. Treasury yields declined over the period. The yield curve remained moderately steep at year end, but low overall interest rates create a challenging environment for sales of new money fixed annuity products. Strong liquidity and favorable corporate profitability continue to support fundamental credit quality. In the securitized markets, yields for asset-backed securities generally declined for the year given continued strong investor demand and improving consumer fundamentals. Yields for residential mortgage-backed securities and high quality commercial mortgage-backed securities also declined during the year.

We intentionally decreased the amount of annuity sales in 2012 by suspending sales of certain products and reducing agent commission rates on certain products where it was difficult to achieve profitability targets due to the extremely low interest rate environment. Our life sales have increased, reflecting the attractiveness of enhanced universal life and term life product offerings and the strong farm and energy subsectors of the economy in our marketplace, as well as Farm Bureau Life's emphasis on life insurance product sales given the headwinds within the annuity market due to the low interest rates.

Results of Operations for the Three Years Ended December 31, 2012

	Year ended December 31,			Change over prior year
	2012	2011	2010	2012	2011

Pre-tax operating income:
Annuity segment	$55,910	$58,263	$49,683	(4)%	17%
Life Insurance segment	43,741	50,502	53,732	(13)%	(6)%
Corporate and Other segment	16,856	2,293	5,561	635%	(59)%
Total pre-tax operating income	116,507	111,058	108,976	5%	2%
Income taxes on operating income	(33,748)	(32,240)	(36,688)	5%	(12)%
Operating income	82,759	78,818	72,288	5%	9%

Realized gains/losses on investments (1)	(477)	(5,983)	6,491	(92)%	(192)%
Change in net unrealized gains/losses on derivatives (1)	619	932	2,292	(34)%	(59)%
Loss on debt redemption (1)	(22)	(21,564)	—	(100)%	NA
Net impact of discontinued operations (1)	(2,939)	(11,464)	34,587	(74)%	(133)%
Net income attributable to FBL Financial Group, Inc.	$79,940	$40,739	$115,658	96%	(65)%

Operating income per common share - assuming dilution	$2.97	$2.52	$2.35	18%	7%

Earnings per common share - assuming dilution:
Continuing operations	$2.97	$1.67	$2.63
Discontinued	(0.10)	(0.37)	1.13
Earnings per common share - assuming dilution	$2.87	$1.30	$3.76

Effective tax rate on operating income	29%	29%	34%

Average invested assets	$6,343,284	$5,887,520	$5,460,512	8%	8%
Annualized yield on average invested assets	5.87%	6.01%	6.10%
Impact on operating income of unlocking deferred acquisition costs, value of insurance in force acquired and unearned revenue reserve	$(3,413)	$(1,201)	$1,484	184%	(181)%

(1)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred acquisition costs, value of insurance in force acquired and income taxes attributable to these items.

Net income attributable to FBL Financial Group increased in 2012 and decreased in 2011 primarily due to the impact of discontinued operations and operating income adjustments. Operating income increased in 2012 and 2011 due primarily to the impact of an increase in the volume of business in force and increased spreads. These increases were partially offset by increases in the amortization of deferred acquisition costs and the value of insurance in force in 2012 compared to 2011 and an increase in mortality in 2011 compared to 2010. Both 2011 and 2010 earnings benefitted from the impact of refining actuarial estimates that reduced the value of insurance in force and deferred acquisition costs by $7.4 million in 2011 and decreased reserves by $4.9 million in 2010.

Earnings per share from continuing operations and operating income per common share benefited from the repurchase of 5.5 million Class A common shares during the twelve months ended December 31, 2012. Details regarding the share repurchases are included in Note 9 to the consolidated financial statements. If the repurchase activity would have been completed on January 1, 2012, the earnings per share amounts, assuming dilution, would have been $0.23 higher for net income and $0.25 higher for operating income.

We periodically revise key assumptions used in the calculation of the amortization of deferred acquisition costs, value of insurance in force acquired and unearned revenue reserve for participating life insurance, variable and interest sensitive products, as applicable, through an “unlocking” process. These assumptions typically consist of withdrawal and lapse rates, earned spreads and mortality with revisions based on historical results and our best estimate of future experience. The impact of unlocking is recorded in the current period as an increase or decrease to amortization of the respective balances. While the unlocking process can take place at any time, as needs dictate, the process typically takes place annually. See the discussion that follows for further details of the unlocking impact to our operating segments.

Annuity Segment

	Year ended December 31,			Change over prior year
	2012	2011	2010	2012	2011
	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges and other income	$790	$666	$567	19%	17%
Net investment income	191,211	181,974	166,932	5%	9%
Total operating revenues	192,001	182,640	167,499	5%	9%

Benefits and expenses:
Interest sensitive product benefits	102,961	100,487	98,880	2%	2%
Underwriting, acquisition and insurance expenses:
Commissions net of deferrals	2,504	3,428	2,966	(27)%	16%
Amortization of deferred acquisition costs	9,327	8,916	6,044	5%	48%
Amortization of value of insurance in force	2,473	244	(1,018)	914%	(124)%
Other underwriting expenses	18,826	11,302	10,944	67%	3%
Total underwriting, acquisition and insurance expenses	33,130	23,890	18,936	39%	26%
Total benefits and expenses	136,091	124,377	117,816	9%	6%
Pre-tax operating income	$55,910	$58,263	$49,683	(4)%	17%

Annuity Segment - continued

	Year ended December 31,			Change over prior year
	2012	2011	2010	2012	2011
	(Dollars in thousands)
Other data
Annuity premiums collected, direct	$316,344	$369,156	$316,636	(14)%	17%
Policy liabilities and accruals, end of period	3,432,137	3,190,985	2,952,905	8%	8%
Average invested assets	3,435,090	3,184,619	2,858,917	8%	11%
Investment fee income included in net investment income (1)	4,355	4,283	730	2%	487%
Average individual annuity account value	2,260,801	2,078,753	1,887,496	9%	10%

Earned spread on individual annuity products:
Weighted average yield on cash and invested assets	6.06%	6.24%	6.22%
Weighted average interest crediting rate	3.15%	3.36%	3.62%
Spread	2.91%	2.88%	2.60%

Individual annuity withdrawal rate	4.8%	4.6%	5.0%

Impact on operating income of unlocking deferred acquisition costs and value of insurance in force acquired	234	631	1,320	(63)%	(52)%

(1)	Includes prepayment fee income and net discount of accretion on mortgage and asset-backed securities resulting from changing payment speed assumptions at the end of the period.

Pre-tax operating income for the Annuity segment decreased in 2012 and increased in 2011 compared to prior periods. The decrease in 2012 was primarily due an increase in expense allocations as discussed in the Corporate and Other segment and an increase in the amortization of the value of insurance in force, partially offset by an increase in spread income earned from a larger volume of business in force and a slight increase in spreads earned. The increase in 2011 was primarily due to increases in spread income earned from an increase in the volume of business in force and investment fee income, partially offset by increases in the amortization of deferred acquisition costs and the value of insurance in force.

Amortization of deferred acquisition costs and the value of insurance in force changed over the three year period primarily due to changes in actual profits on the underlying business and the impact of unlocking. During 2012, 2011 and 2010, amortization was impacted by unlocking deferred acquisition costs and the value of insurance in force acquired due to updating our amortization models for assumptions relating to withdrawal rates and earned spreads. During 2012, we incurred additional amortization through unlocking as a result of our analysis of the impact of a continued low interest rate environment on projected investment and spread income, as well as withdrawal rates. Amortization of deferred acquisition costs also increased $1.4 million in 2012 due to refining the projected credited rate assumption in the amortization model.

The average aggregate account value for individual annuity contracts in force increased in 2012 and 2011 due to continued sales. Premiums collected were lower in 2012 as sales of certain New Money products were suspended in the third quarter of 2011 due to the extremely low interest rate environment. The amount of traditional annuity premiums collected is highly dependent upon the relationship between the current crediting rate and perceived security of our products compared to those of competing products.

Also included within our policy liabilities are advances on our funding agreements with the Federal Home Loan Bank (FHLB). Outstanding funding agreements totaled $328.5 million at December 31, 2012, $268.0 million at December 31, 2011 and $268.5 million at December 30, 2010.
The weighted average yield on cash and invested assets for individual annuities decreased in 2012 primarily due to lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, compared with the average existing portfolio yield. The 2012 decrease was partially offset by continued higher investment fee income. The 2011 weighted average yield was slightly higher than 2010 average yields due to higher investment fee income and a lower cost of an interest rate swap we held during a portion of 2011, offsetting the impact of relative lower yields on new investment acquisitions. See the "Financial Condition" section which follows for additional information regarding the yields obtained on investment acquisitions. Decreases in the weighted average interest crediting rates are due to crediting rate actions taken on a significant portion of our annuity portfolio during 2012, 2011 and 2010 in response to the declining portfolio yield.

Life Insurance Segment

	Year ended December 31,			Change over prior year
	2012	2011	2010	2012	2011
	(Dollars in thousands)

Operating revenues:
Interest sensitive product charges and other income	$54,691	$49,438	$45,655	11%	8%
Traditional life insurance premiums	175,086	168,519	162,056	4%	4%
Net investment income	138,076	134,999	132,414	2%	2%
Total operating revenues	367,853	352,956	340,125	4%	4%

Benefits and expenses:
Interest sensitive product benefits:
Interest credited	29,252	29,719	29,444	(2)%	1%
Death benefits	33,324	32,645	26,343	2%	24%
Total interest sensitive product benefits	62,576	62,364	55,787	—%	12%
Traditional life insurance benefits:
Death benefits	67,331	69,479	58,780	(3)%	18%
Surrender and other benefits	36,554	35,860	37,166	2%	(4)%
Increase in traditional life future policy benefits	52,395	43,627	41,223	20%	6%
Total traditional life insurance benefits	156,280	148,966	137,169	5%	9%
Distributions to participating policyholders	14,275	17,030	17,571	(16)%	(3)%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	17,476	16,074	15,452	9%	4%
Amortization of deferred acquisition costs	21,216	18,042	16,252	18%	11%
Amortization of value of insurance in force	2,984	(4,948)	2,601	(160)%	(290)%
Other underwriting expenses	49,305	44,926	41,561	10%	8%
Total underwriting, acquisition and insurance expenses	90,981	74,094	75,866	23%	(2)%
Total benefits and expenses	324,112	302,454	286,393	7%	6%
Pre-tax operating income	$43,741	$50,502	$53,732	(13)%	(6)%

Life Insurance Segment - continued

	Year ended December 31,			Change over prior year
	2012	2011	2010	2012	2011
	(Dollars in thousands)
Other data
Life premiums collected, net of reinsurance	$255,709	$229,468	$213,445	11%	8%
Policy liabilities and accruals, end of period	2,301,155	2,197,597	2,120,814	5%	4%
Life insurance in force, end of period	46,139,999	43,717,077	41,404,530	6%	6%
Average invested assets	2,258,593	2,187,603	2,105,938	3%	4%
Investment fee income included in net investment income (1)	2,831	548	446	417%	23%
Average interest sensitive life account value	650,821	631,443	626,917	3%	1%

Interest sensitive life insurance spread:
Weighted average yield on cash and invested assets	6.36%	6.49%	6.61%
Weighted average interest crediting rate	4.14%	4.19%	4.26%
Spread	2.22%	2.30%	2.35%

Life insurance lapse and surrender rates	6.1%	6.8%	6.3%

Death benefits, net of reinsurance and reserves released	$65,624	$67,284	$61,629	(2)%	9%
Impact on income of unlocking deferred acquisition costs, value of insurance in force acquired and unearned revenue reserve	(3,762)	(1,554)	(1,102)	142%	41%

(1)	Includes prepayment fee income and net discount of accretion on mortgage and asset-backed securities resulting from changing payment speed assumptions at the end of the period.

Pre-tax operating income for the Life Insurance segment decreased in 2012, compared to the prior period, primarily due to the impact of refining valuation estimates during 2011 and an increase in expense allocations as discussed in the Corporate and Other segment, partially offset by an increase in investment fee income and business in force. The decrease in 2011 was primarily due to increased mortality experience and an increase in expenses allocated to the segment, partially offset by an increase in our business in force and refinements to valuation estimates.

Certain reserve refinements made in 2012, including the impact of updates to mortality tables and lapse assumptions, increased life insurance reserves $1.8 million. The impact of refining methods and assumptions relating to the value of insurance in force, deferred acquisition costs and certain traditional life insurance reserves decreased benefits and expenses $7.4 million in 2011 and $4.9 million in 2010.

Unlocking of deferred acquisition costs, value of insurance in force and unearned revenue reserve resulted in a decrease in operating income in 2012 and 2011 compared to prior periods. Each year, unlocking reflected changes in projected policy lapses and mortality assumptions used in the estimate of future expected gross profits. During 2012, we incurred additional amortization through unlocking as a result of our analysis of the impact of a continued low interest rate environment on projected investment and spread income, as well as withdrawal rates.

The weighted average yield on cash and invested assets for interest sensitive life insurance products decreased in 2012 and 2011 due to lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, compared with the average existing portfolio yield, partially offset by an increase in investment fee income in 2012. See the "Financial Condition" section which follows for additional information regarding the yields obtained on investment acquisitions. The changes in the weighted average interest crediting rates on our interest sensitive life insurance products are due to crediting rate actions taken on various products in 2012, 2011 and 2010 in response to the declining portfolio yield.

Corporate and Other Segment

	Year ended December 31,			Change over prior year
	2012	2011	2010	2012	2011
	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges	$45,722	$47,283	$47,936	(3)%	(1)%
Net investment income	30,259	25,890	21,228	17%	22%
Other income	17,462	17,407	13,963	—%	25%
Total operating revenues	93,443	90,580	83,127	3%	9%

Benefits and expenses:
Interest sensitive product benefits	30,721	29,229	22,330	5%	31%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	3,732	4,449	3,987	(16)%	12%
Amortization of deferred acquisition costs	5,326	7,967	7,371	(33)%	8%
Other underwriting expenses	6,850	17,846	19,929	(62)%	(10)%
Total underwriting, acquisition and insurance expenses	15,908	30,262	31,287	(47)%	(3)%
Interest expense	7,952	8,532	9,566	(7)%	(11)%
Other expenses	20,513	20,652	19,782	(1)%	4%
Total benefits and expenses	75,094	88,675	82,965	(15)%	7%
	18,349	1,905	162	863%	1,076%
Net loss attributable to noncontrolling interest	83	(6)	78	(1,483)%	(108)%
Equity income (loss), before tax	(1,576)	394	5,321	(500)%	(93)%
Pre-tax operating income	$16,856	$2,293	$5,561	635%	(59)%

Other data
Average invested assets	$649,602	$515,298	$495,657	26%	4%
Investment fee income included in net investment income (1)	185	372	46	(50)%	709%
Average interest sensitive life account value	300,231	269,650	243,425	11%	11%

Death benefits, net of reinsurance and reserves released	20,393	18,823	13,172	8%	43%
Impact on income of unlocking of deferred acquisition costs and unearned revenue reserve	115	(278)	1,266	(141)%	(122)%
Estimated impact on income from separate account performance on amortization of deferred acquisition costs	790	(2,400)	900	(133)%	(367)%

(1)	Includes prepayment fee income and net discount of accretion on mortgage and asset-backed securities resulting from changing payment speed assumptions at the end of the period.

Pre-tax operating income increased in 2012, compared to the prior period, primarily due to a reduction in underwriting expenses allocated to the segment, the impact of market performance and profits on amortization of deferred acquisition costs on our variable business and an increase in net investment income, partially offset by a decrease in pre-tax equity income. The decrease in 2011 was primarily due to an increase in mortality experience and a decrease in pre-tax equity income, partially offset by a decrease in other underwriting expenses allocated to the segment and increases in net investment income and other income.

Other underwriting expenses decreased in 2012 and 2011 due to a reallocation of certain expenses from the Corporate and Other segment to the Annuity and Life Insurance segments due to our decision to discontinue sales of variable products, resulting in a shift of corporate overhead to the product segments. In total, other underwriting expenses increased 1.2% in 2012 and 2.3% in 2011.

Other income in 2012 includes administrative income of $3.5 million received from EquiTrust Life for accounting and other services rendered to support the transition of that company subsequent to its sale in December 2011. Other income in 2011 included $1.5 million in other income associated with the EquiTrust Mutual Funds merger and a $1.0 million cash settlement received from a litigation case. Other income and other expenses also relate to fees and expenses from sales of brokered products and operating results of our non-insurance subsidiaries, which include management, advisory, marketing and distribution services and leasing activities.

Amortization of deferred acquisition costs and unearned revenue reserves changed over the three year period primarily due to the impact of market performance in the separate accounts. During 2012, 2011 and 2010, amortization was impacted by unlocking deferred acquisition costs and unearned revenue reserves to reflect changes in our projected withdrawal rates, policy lapses and mortality assumptions as well as projected spreads and fee revenues on our variable business. During 2012, we incurred additional amortization through unlocking as a result of our analysis of the impact of a continued low interest rate environment.

Net investment income increased during 2012 and 2011 due to an increase in investments held in this segment, including funds received from the sale of EquiTrust Life.

Equity income (loss) includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest. Given the timing of availability of financial information from our equity investees, we will consistently use information that is as much as three months in arrears for certain of these entities. Several of these entities are investment companies whose operating results are derived primarily from unrealized and realized gains and losses generated by their investment portfolios. We also began investing in low income housing tax credit partnerships in 2010 which generate pre-tax losses but after tax gains as the related tax credits are realized. As is normal with these types of entities, the level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment, changes in prices of bond and equity securities held by the investment partnerships, timing and success of initial public offerings or exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures.

Income Taxes

The effective tax rate on operating income was 29.0% for 2012, 29.0% for 2011 and 33.7% for 2010. The effective tax rates differ from the federal statutory rate of 35% primarily due to the impact of low-income housing credits on equity investees, tax-exempt dividend income, tax-exempt interest and incentive stock options. See Note 7 to our consolidated financial statements for additional information on income taxes.

Impact of Operating Adjustments on FBL Net Income

	Year ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Realized gains (losses) on investments	$452	$(8,296)	$11,576
Change in net unrealized gains/losses on derivatives	1,661	445	4,386
Change in amortization of:
Deferred acquisition costs	(1,804)	112	(2,363)
Value of insurance in force acquired	(105)	(46)	(137)
Unearned revenue reserve	13	10	49
Loss on debt redemption	(33)	(33,176)	—
Income tax offset	(64)	14,336	(4,728)
Net impact of operating income adjustments on continuing operations	120	(26,615)	8,783
Net impact of discontinued operations	(2,939)	(11,464)	34,587
Net impact of operating income adjustments	$(2,819)	$(38,079)	$43,370

Impact of Operating Adjustments on FBL Net Income - continued

	Year ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Summary of adjustments noted above after offsets and income taxes:
Realized gains/losses on investments	$(477)	$(5,983)	$6,491
Change in net unrealized gains/losses on derivatives	619	932	2,292
Loss on debt redemption	(22)	(21,564)	—
Net impact of discontinued operations	(2,939)	(11,464)	34,587
Net impact of operating income adjustments	$(2,819)	$(38,079)	$43,370
Net impact per common share - basic	$(0.10)	$(1.24)	$1.43
Net impact per common share - assuming dilution	$(0.10)	$(1.22)	$1.41

Income taxes on operating income adjustments on continuing operations are recorded at 35% as there are no permanent differences between book and taxable income relating to these adjustments.

Realized Gains (Losses) on Investments

	Year ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Realized gains (losses) on investments:
Realized gains on sales	$18,047	$5,818	$21,918
Realized losses on sales	(568)	(463)	(526)
Total other-than-temporary impairment charges	(26,399)	(20,206)	(30,637)
Net realized investment losses	(8,920)	(14,851)	(9,245)
Non-credit losses included in accumulated other comprehensive income (loss)	9,372	6,555	20,821
Total reported in statements of operations	$452	$(8,296)	$11,576

The level of realized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments. See "Financial Condition - Investments" and Note 3 to our consolidated financial statements for details regarding our unrealized gains and losses on available-for-sale securities at December 31, 2012 and 2011.

We monitor the financial condition and operations of the issuers of securities rated below investment grade and of the issuers of certain investment grade securities on which we have concerns regarding credit quality. If we determine that an unrealized loss is other-than-temporary, the security is written down to its fair value. A portion of the write down attributable to non-credit factors is recognized in accumulated other comprehensive income. See additional details regarding the non-credit portion of the write downs and our methodology for evaluating investments for other-than-temporary impairment in Notes 1 and 3 to our consolidated financial statements.

Investment Credit Impairment Losses Recognized in Net Income

	Year ended December 31,
	2012	2011	2010
	(Dollars in thousands)

Corporate securities:
Energy	$6,461	$1,850	$—
Finance	—	439	1,376
Manufacturing	—	1,000	—
Transportation	4,382	—	—
Residential mortgage-backed	3,605	1,259	—
Commercial mortgage-backed	—	—	54
Other asset-backed	2,244	3,814	7,243
Collateralized debt obligations	—	—	42
Mortgage loans	335	—	816
Real estate and other assets	—	5,289	285
Total other-than-temporary impairment losses reported in net income	$17,027	$13,651	$9,816
Fixed maturity other-than-temporary credit impairment losses for 2012 were incurred within the energy sector due to deteriorating operating results of a geothermal operation and an oil tanker carrier. The transportation sector loss related to a global energy transportation company that reported a financial irregularity and filed for bankruptcy protection during the fourth quarter. Losses were also incurred within our residential and other asset-backed securities due to weakness in underlying collateral values, reduced reliance on insurance credit support and anticipated interest shortfalls we are likely not to recover. Fixed maturity other-than-temporary credit impairment losses for 2011 were incurred within several industry sectors. The energy sector loss related to an oil carrier with credit concerns, including a rating agency downgrade. The manufacturing sector and finance sector losses are related to companies restructuring their debt obligations due to financial difficulties. Losses were also incurred within our residential and other asset-backed securities, generally due to concerns over potential defaults and weakness in underlying collateral values. Furthermore, during 2011 we recognized an other-than-temporary impairment loss of $4.7 million on an equity method investment with an uncertain future financial condition due to current class action litigation. Fixed maturity other-than-temporary credit impairment losses for 2010 were incurred within the finance sector due to deferred interest coupons on hybrid financial instruments which likely will not be recovered. Losses were also incurred within our other asset-backed securities, generally due to concerns over potential defaults and weakness in underlying collateral values.

Income (Loss) from Discontinued Operations

As a result of the sale of EquiTrust Life, the operations of the component sold and the related loss on sale are reflected as discontinued operations for all periods presented. See Note 2 to our consolidated financial statements for additional details on income (loss) from discontinued operations.

Financial Condition

Investments

Our investment portfolio increased 11.9% to $7,160.7 million at December 31, 2012 compared to $6,397.2 million at December 31, 2011. While the portfolio increased due to positive cash flows from operating and financing activities, a significant driver was a $247.6 million increase in the fair market value of fixed maturities during 2012 to a net unrealized gain of $628.1 million at December 31, 2012. U.S. Treasury yields were flat and credit spreads declined during 2012. Moderately wide credit spreads in certain sectors continue to impact our investment portfolio. Additional details regarding securities in an unrealized loss position at December 31, 2012 are included in the discussion that follows and in Note 3 to our consolidated financial statements included in Item 8. Details regarding investment impairments are discussed above in the "Realized Gains (Losses) on Investments" section under "Results of Operations."

We manage the investment portfolio to optimize risk-adjusted yield within the context of prudent asset-liability management. We evaluate multiple cash flow testing scenarios as part of this process. The Company's investment policy calls for investing primarily in high quality fixed maturity securities and commercial mortgage loans.

Fixed Maturity Acquisitions Selected Information

	Year ended December 31,
	2012	2011
	(Dollars in thousands)
Cost of acquisitions:
Corporate	$524,172	$444,126
Mortgage and asset-backed	446,053	340,442
United States Government and agencies	—	6,094
Tax-exempt municipals	96,638	15,333
Taxable municipals	27,013	24,864
Total	$1,093,876	$830,859
Effective annual yield	4.43%	5.10%
Credit quality
NAIC 1 designation	60.7%	62.1%
NAIC 2 designation	38.5%	37.1%
Non-investment grade	0.8%	0.8%
Weighted-average life in years	11.8	10.1

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

A portion of the securities acquired during 2012 and 2011 were acquired with the proceeds from advances on our funding agreements with the FHLB. The securities acquired to support these funding agreements often carry a lower average yield than securities acquired to support our other insurance products, due to the relatively low interest rate paid on those advances. The average yield of the securities acquired, excluding the securities supporting these funding agreements, was 4.83% during 2012 and 5.14% during 2011.

Investment Portfolio Summary

	December 31, 2012		December 31, 2011
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities - available for sale:
Public	$4,649,954	64.9%	$4,203,360	65.7%
144A private placement	1,297,628	18.1	1,104,042	17.3
Private placement	318,163	4.5	263,148	4.1
Total fixed maturities - available for sale	6,265,745	87.5	5,570,550	87.1
Equity securities	86,253	1.2	57,432	0.9
Mortgage loans	554,843	7.8	552,359	8.6
Real estate	4,668	0.1	2,541	—
Policy loans	174,254	2.4	172,368	2.7
Short-term investments	74,516	1.0	41,756	0.7
Other investments	371	—	189	—
Total investments	$7,160,650	100.0%	$6,397,195	100.0%

As of December 31, 2012, 94.7% (based on carrying value) of the available-for-sale fixed maturities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities

(NAIC designations 3 through 6). As of December 31, 2012, no single non-investment grade holding exceeded 0.2% of total investments.

Credit Quality by NAIC Designation and Equivalent Rating

		December 31, 2012		December 31, 2011
NAIC Designation	Equivalent Rating (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$3,877,173	61.9%	$3,578,880	64.2%
2	BBB	2,054,260	32.8	1,715,577	30.8
	Total investment grade	5,931,433	94.7	5,294,457	95.0
3	BB	210,875	3.4	147,609	2.7
4	B	80,676	1.2	66,215	1.2
5	CCC	24,930	0.4	46,288	0.8
6	In or near default	17,831	0.3	15,981	0.3
	Total below investment grade	334,312	5.3	276,093	5.0
	Total fixed maturities - available for sale	$6,265,745	100.0%	$5,570,550	100.0%

(1)
Equivalent ratings are based on those provided by nationally recognized rating agencies with some exceptions for certain residential mortgage, commercial mortgage and asset-backed securities where they are based on the expected loss of the security rather than the probability of default.

See Note 3 to our consolidated financial statements for a summary of fixed maturities by contractual maturity date.

Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification

	December 31, 2012
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$262,068	$250,190	$32,086	$11,878	$(1,488)
Capital goods	200,164	188,833	25,292	11,331	(345)
Communications	109,376	106,462	14,099	2,914	(86)
Consumer cyclical	223,885	198,103	17,576	25,782	(477)
Consumer noncyclical	317,162	296,401	35,802	20,761	(297)
Energy	397,046	395,372	56,768	1,674	(27)
Finance	801,565	699,674	68,374	101,891	(6,940)
Transportation	85,195	85,195	11,187	—	—
Utilities	836,785	804,200	131,292	32,585	(516)
Other	62,337	60,367	6,668	1,970	(7)
Total corporate securities	3,295,583	3,084,797	399,144	210,786	(10,183)
Mortgage and asset-backed securities	1,674,714	1,489,283	113,613	185,431	(21,154)
United States Government and agencies	49,009	49,009	6,930	—	—
State, municipal and other governments	1,246,439	1,197,279	142,704	49,160	(2,917)
Total	$6,265,745	$5,820,368	$662,391	$445,377	$(34,254)

Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification

	December 31, 2011
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$239,808	$214,485	$24,566	$25,323	$(4,025)
Capital goods	150,757	140,811	16,443	9,946	(1,160)
Communications	102,551	86,919	8,394	15,632	(739)
Consumer cyclical	145,587	122,866	11,713	22,721	(1,904)
Consumer noncyclical	224,045	207,345	24,066	16,700	(256)
Energy	372,276	344,941	42,784	27,335	(1,235)
Finance	758,008	552,897	34,992	205,111	(27,468)
Transportation	89,825	67,919	9,350	21,906	(1,066)
Utilities	771,798	735,620	113,604	36,178	(4,750)
Other	43,492	40,552	4,776	2,940	(51)
Total corporate securities	2,898,147	2,514,355	290,688	383,792	(42,654)
Collateralized debt obligation	270	270	—	—	—
Mortgage and asset-backed securities	1,534,994	1,241,859	88,782	293,135	(51,535)
United States Government and agencies	52,677	52,677	7,446	—	—
State, municipal and other governments	1,084,462	1,031,202	92,968	53,260	(5,139)
Total	$5,570,550	$4,840,363	$479,884	$730,187	$(99,328)

Non-Sovereign European Debt Exposure

	December 31, 2012		December 31, 2011
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
Italy	$19,694	$20,682	$19,689	$19,243
Spain	15,429	18,913	15,428	17,859
Ireland	8,976	10,701	7,998	9,128
Subtotal	44,099	50,296	43,115	46,230
United Kingdom	129,061	139,682	117,384	119,698
Netherlands	51,745	59,348	45,516	51,501
France	37,914	42,383	24,939	24,701
Other countries	45,936	50,433	42,117	40,682
Subtotal	264,656	291,846	229,956	236,582
Total European exposure	$308,755	$342,142	$273,071	$282,812

The table above reflects our exposure to non-sovereign European debt. This represents 5.5% of total fixed maturities as of December 31, 2012 and 5.1% of total fixed maturities as of December 31, 2011. The exposures are primarily in the industrial, finance and utility sectors. We do not own any securities issued by European governments.

Credit Quality of Available-for-Sale Fixed Maturities with Unrealized Losses

		December 31, 2012
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$176,253	39.5%	$(5,731)	16.7%
2	BBB	134,355	30.2	(3,315)	9.7
	Total investment grade	310,608	69.7	(9,046)	26.4
3	BB	67,380	15.1	(3,801)	11.1
4	B	44,961	10.1	(14,227)	41.5
5	CCC	13,621	3.1	(1,263)	3.7
6	In or near default	8,807	2.0	(5,917)	17.3
	Total below investment grade	134,769	30.3	(25,208)	73.6
	Total	$445,377	100.0%	$(34,254)	100.0%

		December 31, 2011
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$321,870	44.1%	$(26,239)	26.4%
2	BBB	237,980	32.6	(19,550)	19.7
	Total investment grade	559,850	76.7	(45,789)	46.1
3	BB	62,126	8.5	(7,053)	7.1
4	B	57,221	7.8	(12,468)	12.6
5	CCC	37,929	5.2	(20,796)	20.9
6	In or near default	13,061	1.8	(13,222)	13.3
	Total below investment grade	170,337	23.3	(53,539)	53.9
	Total	$730,187	100.0%	$(99,328)	100.0%

Available-For-Sale Fixed Maturities with Unrealized Losses by Length of Time

	December 31, 2012
	Amortized Cost		Gross Unrealized Losses
	Market Value is Less than 75% of Cost	Market Value is 75% or Greater than Cost	Market Value is Less than 75% of Cost	Market Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$168,537	$—	$(2,238)
Greater than three months to six months	—	33,622	—	(923)
Greater than six months to nine months	—	9,276	—	(109)
Greater than nine months to twelve months	—	18,424	—	(369)
Greater than twelve months	51,957	197,815	(18,691)	(11,924)
Total	$51,957	$427,674	$(18,691)	$(15,563)

Available-For-Sale Fixed Maturities with Unrealized Losses by Length of Time

	December 31, 2011
	Amortized Cost		Gross Unrealized Losses
	Market Value is Less than 75% of Cost	Market Value is 75% or Greater than Cost	Market Value is Less than 75% of Cost	Market Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$155,584	$—	$(2,427)
Greater than three months to six months	—	183,601	—	(8,089)
Greater than six months to nine months	—	67,078	—	(6,599)
Greater than nine months to twelve months	—	10,633	—	(514)
Greater than twelve months	123,620	288,999	(53,496)	(28,203)
Total	$123,620	$705,895	$(53,496)	$(45,832)

Available-For-Sale Fixed Maturities with Unrealized Losses by Maturity Date

	December 31, 2012		December 31, 2011
	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Due in one year or less	$—	$—	$14,404	$(234)
Due after one year through five years	28,999	(3,793)	68,826	(9,304)
Due after five years through ten years	42,320	(711)	141,409	(6,554)
Due after ten years	188,627	(8,596)	212,413	(31,701)
	259,946	(13,100)	437,052	(47,793)
Mortgage and asset-backed	185,431	(21,154)	293,135	(51,535)
Total	$445,377	$(34,254)	$730,187	$(99,328)

See Note 3 to our consolidated financial statements for additional analysis of these unrealized losses.

Mortgage and Asset-Backed Securities

Mortgage and other asset-backed securities comprised 26.7% at December 31, 2012 and 27.6% at December 31, 2011 of our total available-for-sale fixed maturities. These securities are purchased when we believe these types of investments provide superior risk-adjusted returns compared to returns of more conventional investments such as corporate bonds and mortgage loans. These securities are diversified as to collateral types, cash flow characteristics and maturity.

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

At each balance sheet date, we review and update our expectation of future prepayment speeds and the book value of the mortgage and other asset-backed securities purchased at a premium or discount is reset, if needed, to result in a constant effective yield over the life of the security. This effective yield is computed using historical principal payments and expected future principal payment patterns. Any adjustments to book value to derive the constant effective yield, which may include the reversal of premium or discount amounts previously amortized or accrued, are recorded in the current period as a component of net investment income. Accordingly, deviations in actual prepayment speeds from that originally expected or changes in expected prepayment speeds can cause a change in the yield earned on mortgage and other asset-backed securities purchased at a premium or discount and may result in adjustments that have a material positive or negative impact on reported results. Increases in prepayment speeds, which typically occur in a decreasing interest rate environment, generally increase the rate at which discount is accrued and premium is amortized into income. Decreases in prepayment speeds, which typically occur in an increasing interest rate environment, generally slow down the rate at which these amounts are recorded into income.

Mortgage and Asset-Backed Securities by Type

	December 31, 2012
	Amortized Cost	Par Value	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$404,252	$468,821	$424,922	6.8%
Pass-through	31,496	31,309	34,614	0.6
Planned and targeted amortization class	184,537	183,265	201,051	3.2
Other	12,670	15,713	13,595	0.2
Total residential mortgage-backed securities	632,955	699,108	674,182	10.8
Commercial mortgage-backed securities	463,504	470,474	510,819	8.1
Other asset-backed securities	485,796	538,489	489,713	7.8
Total	$1,582,255	$1,708,071	$1,674,714	26.7%

	December 31, 2011
	Amortized Cost	Par Value	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$391,177	$400,432	$399,038	7.2%
Pass-through	69,131	67,494	74,354	1.3
Planned and targeted amortization class	174,616	177,492	184,710	3.3
Other	17,661	17,705	17,837	0.3
Total residential mortgage-backed securities	652,585	663,123	675,939	12.1
Commercial mortgage-backed securities	452,980	460,990	490,895	8.8
Other asset-backed securities	392,182	435,912	368,160	6.7
Total	$1,497,747	$1,560,025	$1,534,994	27.6%

The residential mortgage-backed portfolio includes government agency pass-through and collateralized mortgage obligation (CMO) securities. With a government agency pass-through security, we receive a pro rata share of principal payments as payments are made on the underlying mortgage loans. CMOs consist of pools of mortgages divided into sections or "tranches" which provide sequential retirement of the bonds. We primarily invest in sequential tranches which provide cash flow stability in that principal payments do not occur until the previous tranches are paid off. In addition, to provide call protection and more stable average lives, we invest in CMOs such as planned amortization class (PAC) and targeted amortization class (TAC) securities. CMOs of these types provide more predictable cash flows within a range of prepayment speeds by shifting the prepayment risks to support tranches. We generally do not purchase certain types of CMOs that we believe would subject the investment portfolio to excessive risk.

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

Our direct exposure to the Alt-A home equity and subprime first-lien sectors is limited to investments in structured securities collateralized by senior tranches of residential mortgage loans. We also have a partnership interest in two funds at December 31, 2012 and one fund at December 31, 2011, that own securities backed by Alt-A home equity, subprime first-lien and adjustable rate mortgage collateral. The funds are reported as securities and indebtedness of related parties in our consolidated balance sheets with a fair value of $24.2 million at December 31, 2012 and $16.5 million at December 31, 2011. We do not own any direct investments in subprime lenders.

Mortgage and Asset-Backed Securities by Collateral Type

	December 31, 2012			December 31, 2011
	Amortized Cost	Carrying Value	Percent of Fixed Maturities	Amortized Cost	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Government agency	$258,461	$285,763	4.6%	$276,161	$306,833	5.5%
Prime	220,925	232,277	3.7	248,297	251,948	4.5
Alt-A	204,712	206,847	3.3	177,567	155,435	2.8
Subprime	12,356	8,912	0.1	15,652	10,674	0.2
Commercial mortgage	463,504	510,819	8.1	452,980	490,895	8.8
Non-mortgage	422,297	430,096	6.9	327,090	319,209	5.8
Total	$1,582,255	$1,674,714	26.7%	$1,497,747	$1,534,994	27.6%

The mortgage and asset-backed securities can be summarized into three broad categories: residential, commercial and other asset-backed securities.

Residential Mortgage-Backed Securities by Collateral Type and Origination Year

	December 31, 2012
	Government & Prime		Alt-A		Total
	Amortized Cost (1)	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2012-2008	$201,055	$219,120	$1,457	$1,511	$202,512	$220,631
2007	30,133	33,293	28,154	27,018	58,287	60,311
2006	25,436	27,680	28,090	28,635	53,526	56,315
2005	16,976	18,757	4,110	4,679	21,086	23,436
2004 and prior	200,394	214,138	97,150	99,351	297,544	313,489
Total	$473,994	$512,988	$158,961	$161,194	$632,955	$674,182

	December 31, 2011
	Government & Prime		Alt-A		Total
	Amortized Cost (1)	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2011-2008	$210,367	$230,484	$2,404	$2,416	$212,771	$232,900
2007	—	—	22,532	13,686	22,532	13,686
2006	11,061	9,976	8,585	3,998	19,646	13,974
2005	5,190	6,111	—	—	5,190	6,111
2004 and prior	291,170	307,884	101,276	101,384	392,446	409,268
Total	$517,788	$554,455	$134,797	$121,484	$652,585	$675,939

Residential Mortgage-Backed Securities by NAIC Designation and Equivalent Rating

		December 31, 2012		December 31, 2011
NAIC Designation	Equivalent Rating	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$618,541	91.7%	$655,522	97.0%
2	BBB	12,763	1.9	—	—
3	BB	21,255	3.2	—	—
4	B	11,356	1.7	6,305	0.9
5	CCC	10,267	1.5	14,112	2.1%
	Total	$674,182	100.0%	$675,939	100.0%

Commercial Mortgage-Backed Securities by Origination Year

	December 31, 2012		December 31, 2011
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2011	$88,483	$101,251	$88,251	$98,087
2010	15,206	16,042	15,835	16,430
2009	20,049	24,445	19,798	24,142
2008	96,548	113,270	96,333	116,893
2007 and prior	243,218	255,811	232,763	235,343
Total	$463,504	$510,819	$452,980	$490,895

Commercial Mortgage-Backed Securities by NAIC Designation and Equivalent Rating

		December 31, 2012		December 31, 2011
NAIC Designation	Equivalent Rating	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	GNMA	$223,311	43.7%	$223,374	45.5%
1	FNMA	15,272	3.0	15,441	3.1
1	AAA, AA, A				—
	Generic	146,143	28.6	148,320	30.2
	Super Senior	70,519	13.8	57,360	11.7
	Mezzanine	18,043	3.5	4,069	0.8
	Junior	20,398	4.0	11,704	2.4
	Total AAA, AA, A	255,103	49.9	221,453	45.1
2	BBB	6,348	1.3	20,943	4.3
3	BB	7,863	1.5	6,633	1.4
4	B	2,922	0.6	1,983	0.4
5	CCC	—	—	1,068	0.2
	Total	$510,819	100.0%	$490,895	100.0%

Government National Mortgage Association (GNMA), guarantees principal and interest on mortgage backed securities. The guarantee is backed by the full faith and credit of the United States Government. The Federal National Mortgage Association (FNMA) is a government-sponsored enterprise (GSE) that was chartered by Congress to reduce borrowing costs for certain homeowners. GSE's carry an implicit backing of the U.S. Government but do not have explicit guarantees like GNMA.

The AAA, AA and A rated commercial mortgage-backed securities are broken down into categories based on subordination levels. Rating agencies disclose subordination levels, which measure the amount of credit support that the bonds (or tranches) have from subordinated bonds (or tranches). Generic is a term used for securities issued prior to 2005. The super senior securities have subordination levels greater than 27%, the mezzanine securities have subordination levels in the 17% to 27% range and the junior securities have subordination levels in the 9% to 16% range. Also included in the commercial mortgage- backed securities are military housing bonds totaling $95.1 million at December 31, 2012 and $87.2 million at December 31,

2011. These bonds are used to fund the construction of multi-family homes on United States military bases. The bonds are backed by a first mortgage lien on residential military housing projects.

Other Asset-Backed Securities by Collateral Type and Origination Year

	December 31, 2012
	Government & Prime		Alt-A		Subprime		Non-Mortgage		Total
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2012	$—	$—	$—	$—	$—	$—	$149,056	$152,723	$149,056	$152,723
2011	—	—	—	—	—	—	47,781	49,416	47,781	49,416
2010	—	—	—	—	—	—	63,316	63,640	63,316	63,640
2009	—	—	—	—	—	—	2,889	2,888	2,889	2,888
2008 and prior	5,392	5,052	45,751	45,653	12,356	8,912	159,255	161,429	222,754	221,046
Total	$5,392	$5,052	$45,751	$45,653	$12,356	$8,912	$422,297	$430,096	$485,796	$489,713

	December 31, 2011
	Government & Prime		Alt-A		Subprime		Non-Mortgage		Total
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2011	$—	$—	$—	$—	$—	$—	$42,162	$41,633	$42,162	$41,633
2010	—	—	—	—	—	—	101,305	101,391	101,305	101,391
2009	—	—	—	—	—	—	35,407	35,483	35,407	35,483
2007	4,990	2,565	7,605	4,477	—	—	45,850	45,366	58,445	52,408
2006 and prior	1,680	1,761	35,165	29,474	15,652	10,674	102,366	95,336	154,863	137,245
Total	$6,670	$4,326	$42,770	$33,951	$15,652	$10,674	$327,090	$319,209	$392,182	$368,160

Other Asset-Backed Securities by NAIC Designation and Equivalent Rating

		December 31, 2012		December 31, 2011
NAIC Designation	Equivalent Ratings	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$434,160	88.7%	$349,801	95.0%
2	BBB	21,238	4.3	6,591	1.8
3	BB	5,588	1.1	417	0.1
4	B	11,041	2.3	2,476	0.6
5	CCC	6,825	1.4	4,608	1.3
6	In or near default	10,861	2.2	4,267	1.2
	Total	$489,713	100.0%	$368,160	100.0%

State, Municipal and Other Government Securities

State, municipal and other government securities totaled $1.2 billion, or 19.9% of our portfolio and include investments in general obligation, revenue and municipal housing bonds. Our investment strategy is to utilize municipal bonds in addition to corporate bonds, as we believe they provide additional diversification and have historically low default rates compared with similarly rated corporate bonds. We evaluate the credit strength of the underlying issues on both a quantitative and qualitative basis, excluding insurance, prior to acquisition. The majority of the municipal bonds we hold are investment grade credits without consideration of insurance. Our municipal bonds are well diversified by type and geography with the top exposure being water and sewer revenue bonds. Our municipal bond exposure has an average rating of AA and is trading at 112.6% of amortized cost.

Equity Securities

Equity securities totaled $86.3 million at December 31, 2012 and $57.4 million at December 31, 2011. Gross unrealized gains totaled $4.8 million and gross unrealized losses totaled $0.7 million at December 31, 2012. At December 31, 2011, gross unrealized gains totaled $2.3 million and gross unrealized losses totaled $0.5 million on these securities. The unrealized losses are primarily attributable to non-redeemable perpetual preferred securities from issuers in the finance sector. See Note 3 to our consolidated financial statements for further discussion regarding our analysis of unrealized losses related to these securities.

Mortgage Loans

Mortgage loans totaled $554.8 million at December 31, 2012 and $552.4 million at December 31, 2011. Our mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. The total number of commercial mortgage loans outstanding was 142 at December 31, 2012 and 138 at December 31, 2011. In 2012, new loans ranged from $2.0 million to $8.7 million in size, with an average loan size of $5.6 million, an average loan term of 13 years and an average yield of 4.57%. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. The majority of our mortgage loans amortize principal, with 6.9% that are interest only loans at December 31, 2012. At December 31, 2012, the average loan-to-value of the current outstanding principal balance using the most recent appraised value was 55.4% and the weighted average debt service coverage ratio was 1.5 based on the results of our 2011 annual study. See Note 3 to our consolidated financial statements for further discussion regarding our mortgage loans.

Other Assets

Deferred acquisition costs decreased 21.5% to $204.3 million at December 31, 2012, primarily due to the impact of the change in unrealized appreciation/depreciation on fixed maturity securities. The impact of unrealized appreciation/depreciation on fixed maturity securities decreased deferred acquisition costs $172.3 million at December 31, 2012 and $104.9 million at December 31, 2011. Cash and cash equivalents decreased $218.3 million in 2012 primarily due to stock repurchases, a shift to short-term investments and normal fluctuations in timing of payments made and received. Securities and indebtedness of related parties increased 55.9% to $100.6 million primarily due to additional investments made in equity investees specializing in low income housing. In addition, assets from the restricted debt defeasance trusts, totaling $211.6 million at December 31, 2011, were used for the redemption of our unaffiliated Senior Notes on January 30, 2012 as discussed in Note 2 of our consolidated financial statements.

Liabilities

Future policy benefits increased 7.0% to $5,507.9 million at December 31, 2012 primarily due to an increase in the volume of annuity and life insurance business in force. Deferred income taxes increased 107.7% to $208.4 million at December 31, 2012, primarily due to a $64.4 million increase in the tax impact of the change in unrealized appreciation/depreciation on investments and the realization during 2012 of a $28.0 million tax benefits from the EquiTrust Life sale that was recorded as a deferred tax benefit at December 31, 2011. The resulting change in tax character caused the entire loss on sale to be deductible in 2011 rather than carried forward to future years. Other liabilities decreased 22.4% to $94.8 million primarily due to the settlement of the embedded derivative related to the make-whole premium on our unaffiliated senior notes, as discussed in Note 2 to the consolidated financial statements.

Stockholders' Equity

FBL Financial Group, Inc. stockholders' equity increased 0.8% to $1,212.2 million at December 31, 2012, compared to $1,202.3 million at December 31, 2011, primarily due to comprehensive income, partially offset by the repurchase of 5.5 million shares of our Class A common stock for $181.9 million during 2012, as discussed in Note 9 to our consolidated financial statements.

At December 31, 2012, FBL's common stockholders' equity was $1,209.2 million, or $47.47 per share, compared to $1,199.3 million, or $39.13 per share at December 31, 2011. Included in stockholders' equity per common share is $11.38 at December 31, 2012 and $5.80 at December 31, 2011 attributable to accumulated other comprehensive income, which has increased due to an increase in the fair value of our available for sale fixed maturity securities.

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

A majority of our insurance liabilities are backed by fixed maturity securities and mortgage loans. The weighted average life of the fixed maturity and mortgage loan portfolio, based on fair values, was approximately 9.4 years at December 31, 2012 and 9.1 years at December 31, 2011. Accordingly, the earned rate on the portfolio lags behind changes in market yields. The extent that the portfolio yield lags behind changes in market yields generally depends upon the following factors:

•	The average life of the portfolio.

•	The amount and speed at which market interest rates rise or fall.

•
The amount by which bond calls, mortgage loan prepayments and paydowns on mortgage and asset-backed securities accelerate during periods of declining interest rates or decelerate during periods of increasing interest rates.

Expected Cash Flows from Investments

	Amortized Cost December 31, 2012	2013	2014	2015	2016	2017	2018 and Thereafter
	(Dollars in thousands)
Fixed maturity securities	$5,637,608	$467,738	$343,753	$368,497	$299,715	$333,744	$3,824,161
Mortgage loans	554,843	42,396	36,729	31,120	52,452	28,244	363,902
Total	$6,192,451	$510,134	$380,482	$399,617	$352,167	$361,988	$4,188,063

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

For a substantial portion of our business in force, we have the ability to adjust interest or dividend crediting rates in response to changes in portfolio yield. However, the ability to adjust these rates is limited by competitive factors and contractual guarantees. Surrender rates could increase and new sales could be negatively impacted if the crediting rates are not competitive with the rates on similar products offered by other insurance companies and financial services institutions. In addition, if market rates were to decrease substantially and stay at a low level for an extended period of time, our spread could be lowered due to interest rate guarantees on many of our interest sensitive products. See "Part 1, Item 1 - Business, Segmentation of Our Business" for the ranges of guaranteed rates and where our products fall within those ranges.

A prolonged period of low interest rates may result in increased downward pressure on average earned yields for the investment portfolios supporting our annuity and universal life business as higher yielding fixed maturity securities and mortgages are sold, mature or are prepaid and replaced with lower yielding investments. Lower investment income may cause us to lower crediting rates on our spread based annuity and life insurance products, which in turn may reduce their attractiveness to potential customers. Failure to lower crediting rates as portfolio investment yields decline either by choice, to ensure our spread based insurance products are competitive within the market place, or for contractual reasons in the case of products earning guaranteed rates, will result in lower earnings.

The following is a hypothetical illustration of the potential impact to average investment yields of a static 2.00% 10-year U.S. Treasury rate during 2013 and 2014 without any corresponding change in current spreads. The level of investments maturing and requiring reinvestment are based on projections of the current investment portfolios supporting these blocks of business without incorporation of new business. We estimate that this scenario would decrease average investment yields supporting our annuity business by 0.15% to 0.20% annually over the near term; and decrease average investment yields supporting our universal life business by 0.05% to 0.10% annually over the near term. In addition to not incorporating the impact of new business, this hypothetical illustration does not reflect the potential impact of policyholder behavior. An increase in net cash flows from that modeled will accelerate the pace at which the portfolio yield will decrease and a decrease in the net cash flows from that modeled will slow down the pace at which the portfolio yield will decrease. Accordingly, actual investment yields could differ materially from those presented. Furthermore, the impact of a decline in portfolio yield on net income is dependent on our ability and willingness to adjust crediting rates.

Interest Crediting Rates Compared to Guarantees
	Liabilities at December 31, 2012	Percent Above Minimum Guarantee
	(Dollars in thousands)
Discretionary rate setting products with minimum guarantees:
Traditional annuities	$2,525,544	36.2%
Universal life insurance	665,299	41.0
Variable annuities and variable universal life insurance	314,097	4.8
Total discretionary products	3,504,940
Non-discretionary products	545,906
Total interest sensitive product liabilities	$4,050,846

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

Surrender and Discretionary Withdrawal Characteristics of Interest Sensitive Products and Supplementary Contracts Without Life Contingencies
Liabilities at December 31, 2012
(Dollars in thousands)
Surrender charge rate:
Greater than or equal to 5%	$487,074
Less than 5%, but still subject to surrender charge	704,662
Not subject to surrender charge	2,656,321
Not subject to surrender or discretionary withdrawal	561,214
Total	$4,409,271

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

Our exposure to interest rate risk stems largely from our annuity products as the cash flows of these products can vary significantly with changes in interest rates. We have holdings in fixed maturity and mortgage loan portfolios to offset the interest rate risk of our annuity products. We actively manage the projected cash flows and duration of these assets and liabilities by minimizing the difference between the two. While it can be difficult to maintain asset and liability durations that are perfectly matched in a dynamic environment, we have identified various strategies that can be implemented if duration mismatches exceed acceptable tolerances. The effective duration of the fixed maturity and mortgage loan portfolios backing our annuity products was 5.5 at December 31, 2012 and 5.3 at 2011. The effective duration of our annuity liabilities was approximately 6.5 at December 31, 2012 and 6.3 at December 31, 2011.

If interest rates were to increase 10% from levels at December 31, 2012 and 2011, the fair value of our fixed maturity securities and short-term investments would decrease approximately $75.8 million at December 31, 2012 and $70.2 million at December 31, 2011. These hypothetical changes in value do not take into account any offsetting change in the value of insurance liabilities for investment contracts since we estimate such value to be the cash surrender value for a portion of the underlying contracts. If interest rates were to decrease 10% from levels at December 31, 2012 and 2011 the fair value of our debt would increase $2.4 million at December 31, 2012, and $1.6 million at December 31, 2011 excluding the short-term debt redeemed on January 30, 2012.

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

Equity Risk

Equity price risk is limited due to the relatively small equity portfolio held at December 31, 2012. However, we are exposed to equity price risk in the following ways:

•
We earn mortality and expense fee income based on the value of our separate accounts at annual rates ranging from 0.00% to 1.45% for 2012, 2011 and 2010. As a result, revenues from these sources do fluctuate with changes in the fair value of the equity, fixed maturity and other securities held by the separate accounts.

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

Liquidity and Capital Resources

Cash Flows

During 2012, our operating activities generated cash flows totaling $206.5 million consisting of net income of $79.9 million adjusted for non-cash revenues and expenses netting to $126.6 million. We used cash of $548.7 million in our investing activities during 2012. The primary uses were $1,277.1 million of investment acquisitions, mostly in fixed maturity securities, partially offset by $773.8 million in sales, maturities and repayment of investments. Our financing activities provided cash of $124.0 million during 2012. The primary financing source was $629.7 million in receipts from interest sensitive products credited to policyholder account balances, which was partially offset by $361.2 million for return of policyholder account balances on interest sensitive products. Also, funds of $173.3 million were used for the net repurchase and issuance of common stock. In addition, funds of $211.6 million from restricted debt defeasance trust were used to pay off $174.3 million of short-term debt and the related make-whole premium liability.

Sources and Uses of Capital Resources

Parent company cash inflows from operations consist primarily of (i) fees that it charges the various subsidiaries and affiliates for management of their operations, (ii) expense reimbursements and tax settlements from subsidiaries and affiliates, (iii) proceeds from the exercise of employee stock options, (iv) proceeds from borrowings, (v) investment income and (vi) dividends from subsidiaries, if declared and paid. Revenue sources for the parent company during 2012 included management fees from subsidiaries and affiliates of $4.2 million. Cash outflows are principally for salaries, taxes and other expenses related to providing these management services, dividends on outstanding stock, stock repurchases, interest and principal repayments on our parent company debt and capital contributions to subsidiaries.

The parent company also received proceeds from the sale of EquiTrust Life at the end of 2011, as discussed in Note 2 to our consolidated financial statements. A portion of the proceeds have been used to redeem part of our debt and to fund the repurchase of common stock pursuant to our stock repurchase plan.

In the fourth quarter of 2011, the Board of Directors approved a plan to repurchase up to $200.0 million of Class A common stock, with an additional $30.0 million approved during the fourth quarter 2012. These repurchase plans authorize us to make repurchases in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. As discussed in Note 9 to our consolidated financial statements, during 2012 we repurchased 5.5 million shares of stock for $181.9 million, including expenses, primarily due to executing stock repurchases in connection with a tender offer conducted during the first quarter 2012. At December 31, 2012, $34.5 million remains available for repurchase under these plans. Completion of this program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

As discussed in Note 2 to our consolidated financial statements, in connection with the EquiTrust Life sale, we redeemed $175.0 million of Senior Notes with non-affiliates in January 2012. On December 30, 2011, we exercised the provisions of the trust indentures and deposited $211.6 million into two irrevocable debt defeasance trusts for the principal, accrued interest and estimated make-whole premium on the Senior Notes with non-affiliates. Funds of $210.9 million from the trusts were used to pay-off the Senior Notes with non-affiliates on January 30, 2012 and the remaining balance in the trusts of $0.7 million was returned to us. Interest payments on all debt totaled $11.4 million in 2012, $22.3 million in 2011 and $24.4 million in 2010. The 2012 interest payments include $3.5 million from the debt defeasance trusts for the Senior Notes redeemed in 2012. Interest payments on our debt outstanding at December 31, 2012 are estimated to be $7.9 million in 2013.

Farm Bureau Life's cash inflows primarily consist of premium income, deposits to policyholder account balances, income from investments, sales, maturities and calls of investments and repayments of investment principal. Farm Bureau Life's cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, dividends and current operating expenses and dividends. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. Continuing operations and financing activities from Farm Bureau Life relating to interest sensitive products provided funds totaling $476.2 million in 2012, $434.0 million in 2011 and $565.0 million in 2010.

Prior to the sale, EquiTrust Life provided (used) funds from operations and financing activities relating to interest sensitive products totaling ($123.5) million in 2011 and $89.0 million in 2010, which are reported with other continuing operations in our consolidated statement of cash flows.

Farm Bureau Life's ability to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. During 2013, the maximum amount legally available for distribution to FBL Financial Group, Inc., without further regulatory approval, is $93.0 million.

We paid cash dividends on our common and preferred stock totaling $11.1 million in 2012, $8.9 million in 2011 and $7.7 million in 2010. It is anticipated that quarterly cash dividend requirements for 2013 will be $0.0075 per Series B redeemable preferred share and $0.11 per common share. The level of common stock dividends will be analyzed quarterly and will be dependent upon our capital and liquidity positions. In addition, alternative uses of excess capital, such as common stock repurchases, may impact future dividend levels. Assuming a quarterly dividend rate of $0.11 per common share and no common stock repurchases, the common and preferred dividends would total approximately $11.4 million in 2013. The parent company expects to have sufficient resources and cash flows to meet its interest and dividend payments throughout 2013. The parent company had available cash and investments totaling $125.0 million at December 31, 2012. FBL Financial Group, Inc. expects to rely on available cash resources and management fee income to make dividend payments to its stockholders and interest payments on its debt, as well as fund any capital initiatives such as the stock repurchases described above. As of December 31, 2012, we had no other material commitments for capital expenditures.

We manage the amount of our capital to be consistent with statutory and rating agency requirements. As of December 31, 2012, we estimate that we have sufficient capital in Farm Bureau Life to meet our rating objectives. However, this capital may not be sufficient if significant future losses are incurred and access to additional capital is limited.

On a consolidated basis, we anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. However, there can be no assurance that future experience regarding benefits and surrenders will be similar to historic experience since benefits and surrender levels are influenced by such factors as the interest rate environment, our financial strength ratings, the economy and other factors that impact policyholder behavior. Our investment portfolio at December 31, 2012, included $74.5 million of short-term investments, $78.1 million of cash and $573.4 million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value. Farm Bureau Life is also a member of the FHLB, which provides a source for additional liquidity if needed. This membership allows us to utilize fixed or floating rate advances offered by the FHLB and secured by qualifying collateral. Our total capacity to utilize such advances is impacted by multiple factors including the market value of eligible collateral, level of statutory admitted assets and excess reserves, and our willingness or capacity to hold activity-based FHLB common stock.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2012 or 2011.

Contractual Obligations

In the normal course of business, we enter into insurance contracts, financing transactions, lease agreements or other commitments which are necessary or beneficial to our operations. These commitments may obligate us to certain cash flows during future periods. The following table summarizes such obligations as of December 31, 2012:

Contractual Obligations as of December 31, 2012

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
	(Dollars in thousands)
Insurance liabilities (1)	$13,040,216	$868,522	$1,352,766	$1,203,600	$9,615,328
Subordinated note payable to Capital Trust, including interest payments (2)	264,325	4,850	9,700	9,700	240,075
Senior Notes with affiliates, including interest payments	57,142	3,050	54,092	—	—
Home office operating leases	22,626	2,514	5,028	5,028	10,056
Purchase obligations:
Commitments to purchase or fund investments	49,578	41,538	7,351	393	296
Commercial mortgage loan commitments	10,850	10,850	—	—	—
Other purchase obligations (3)	2,429	1,239	1,085	105	—
Other long-term liabilities (4)	19,036	11,424	4,322	2,174	1,116
Total	$13,466,202	$943,987	$1,434,344	$1,221,000	$9,866,871

(1)
Amounts shown in this table are projected payments through the year 2062 which we are contractually obligated to pay to our life insurance and annuity contract holders. The payments are derived from actuarial models which assume a level interest rate scenario and incorporate assumptions regarding mortality and persistency when applicable. These assumptions are based on our historical experience. The total of the contractual obligations relating to insurance contracts noted above differs from the liability balance on our consolidated balance sheet as follows:

Contractual obligations compared to balance sheet carrying value

	Contractual Obligations	Balance Sheet Carrying Value	Difference
	(Dollars in thousands)
(a) Reserves based on account values, including separate accounts	$7,541,741	$4,501,153	$3,040,588
(c) Supplementary contracts involving life contingencies	283,690	168,502	115,188
	7,825,431	4,669,655	3,155,776
(b) Traditional life insurance and accident and health products	4,554,299	1,457,075	3,097,224
(c) Supplementary contracts without life contingencies	395,462	361,273	34,189
Total	$12,775,192	$6,488,003	$6,287,189

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

Reserves based on account values, including separate accounts, per table above	$4,501,153
Projected amounts pertaining to:
Accumulation of interest	1,951,063
Death benefits on universal life business in excess of projected account values	1,639,903
Net cost of insurance charges on variable and universal life business	(554,892)
Other, net	4,514
Contractual obligations per table above	$7,541,741

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

In addition, contractual obligations totaling $265.0 million relating to dividend accumulations and other policy claims are included in the "Other policy claims and benefits" and "Advance premiums and other deposits" lines on our consolidated balance sheet.

(2)	Amount shown is net of $3.0 million equity investment in the Capital Trust due to the contractual right of offset upon repayment of the note.

(3)	Primarily related to equipment leases.

(4)
Includes our estimated future contributions to defined and postretirement benefit plans. Contributions related to the qualified pension plan are included through 2013. No amounts related to the qualified pension plan are included beyond 2013 as the contribution amounts will be re-evaluated based on actual results.

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

Pension assets and liabilities are affected by the estimated market value of plan assets, estimates of the expected return on plan assets and/or discount rates. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets will affect the amount of pension expense ultimately recognized. The December 31, 2012 pension obligation was computed based on an average 4.18% discount rate, which was based on yields for high-quality corporate bonds with a maturity approximating the duration of our pension liability. The long-term return on plan assets is based on current and projected asset allocations. Declines in comparable bond and equity yields would increase our net pension liability. Our net pension liability could increase or decrease depending on the extent to which returns on pension plan assets are lower or higher than the discount rate.

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

At December 31, 2012, our fixed maturity securities classified as available for sale had a fair value of $6,265.7 million, with gross unrealized gains totaling $662.4 million and gross unrealized losses totaling $34.3 million. Due to the large number of fixed maturity securities held, the unique attributes of each security and the complexity of valuation methods, it is not practical to estimate a potential range of fair values for different assumptions and methods that could be used in the valuation process.

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

At December 31, 2012, we had 144 fixed maturity and equity securities with gross unrealized losses totaling $34.9 million. Included in the gross unrealized losses are losses attributable to both movements in market interest rates as well as temporary credit issues. Details regarding these securities are included in the "Financial Condition - Investments" section above.

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
Amortization of deferred acquisition costs for participating life insurance and interest sensitive products is expected to total approximately $27.6 million for 2013, excluding the impact of new production in 2013.

Based upon a historical analysis of fluctuations in estimated gross profits, we believe it is reasonably likely that a 10% change in estimated gross profits could occur. A 10% increase in estimated gross profits for 2013 would result in $1.7 million of additional amortization expense. Correspondingly, a 10% decrease in estimated gross profits would result in $1.7 million reduction of amortization expense. The information above is for illustrative purposes only and does not reflect our expectations regarding future changes in estimated gross profits.

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
Other asset/liabilities
The determination of net periodic pension expense and related accrued/prepaid pension cost requires the use of estimates as to the expected return on plan assets, discount rate on plan liabilities and other accrual assumptions. Pension expense for 2012 totaled $6.9 million.

We assume an expected long-term rate of return on plan assets of 7.00% and a discount rate of 4.18%. Details regarding the method used to determine the discount rate are summarized in Note 10 to our consolidated financial statements.

The long-term rate of return may fluctuate over time based on asset mix and if investment returns over a long period of time significantly differ from historical returns. The discount rate changes annually as it is based on current yields for high quality corporate bonds with a maturity approximating the duration of our pension obligations. As fluctuations in the expected long-term rate of return and discount rate have been historically moderate and we have no current plans to change our investment strategy significantly, we believe a change of up to 100 basis points is reasonably likely. A 100 basis point decrease in the expected return on assets would result in a $0.7 million increase in pension expense and a 100 basis point increase would result in a $0.7 million decrease to pension expense. A 100 basis point decrease in the assumed discount rate would result in a $3.2 million increase in pension expense while a 100 basis point increase would result in a $1.6 million decrease to pension expense. The information above is for illustrative purposes only and does not reflect our expectations regarding future changes in the long-term rate of return or discount rates.

Deferred income taxes
The amount deferred tax assets we hold is dependent on our estimate of the future deductibility of certain items. A valuation allowance against deferred income tax assets is established if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. No valuation allowance was recorded on deferred tax assets at December 31, 2012.

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

At December 31, 2012, we held gross deferred tax assets totaling $52.7 million, a portion of which related to certain investment securities with unrealized noncredit losses and impairments. A significant decline in the value of assets incorporated into our tax planning strategies could lead to the establishment of a valuation allowance on deferred tax assets having an adverse effect on earnings.

Given the number of variables involved, including the difficulty in developing a range of reasonably likely fair values of fixed maturity securities as discussed above, it is not practical to estimate a range of changes to the valuation allowance.

Recent Accounting Pronouncements

See Note 1 to our consolidated financial statements for a discussion of recent accounting pronouncements that have been implemented during 2012 and those that have been issued and will be implemented in the future.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a - 15(f). Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

We engage Ernst & Young LLP as the independent registered public accounting firm to audit our financial statements and internal control over financial reporting and express their opinion thereon. A copy of Ernst & Young LLP's audit opinions follows this letter.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
FBL Financial Group, Inc.

We have audited FBL Financial Group, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Management of FBL Financial Group, Inc. (the Company) is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, FBL Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 of FBL Financial Group, Inc. and our report dated February 14, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Des Moines, Iowa
February 14, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders
FBL Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of FBL Financial Group, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FBL Financial Group, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations, comprehensive income and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in response to new accounting standards, effective January 1, 2012 and retrospectively applied to all periods presented, the Company changed its method of accounting for deferred policy acquisition costs and effective July 1, 2010, changed its method of accounting with respect to certain investments with embedded credit derivatives.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FBL Financial Group, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Des Moines, Iowa
February 14, 2013

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2012	2011
Assets
Investments:
Fixed maturities - available for sale, at fair value (amortized cost: 2012 - $5,637,608; 2011 - $5,189,994)	$6,265,745	$5,570,550
Equity securities - available for sale, at fair value (cost: 2012 - $82,140; 2011 - $55,697)	86,253	57,432
Mortgage loans	554,843	552,359
Real estate	4,668	2,541
Policy loans	174,254	172,368
Short-term investments	74,516	41,756
Other investments	371	189
Total investments	7,160,650	6,397,195

Cash and cash equivalents	78,074	296,339
Restricted debt defeasance trust assets	—	211,627
Securities and indebtedness of related parties	100,606	64,516
Accrued investment income	69,965	67,200
Amounts receivable from affiliates	3,931	3,942
Reinsurance recoverable	98,238	94,685
Deferred acquisition costs	204,326	260,256
Value of insurance in force acquired	17,154	25,781
Current income taxes recoverable	6,735	16,334
Other assets	59,238	67,590
Assets held in separate accounts	618,809	603,903

Total assets	$8,417,726	$8,109,368

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

	December 31,
	2012	2011
Liabilities and stockholders' equity
Liabilities:
Future policy benefits:
Interest sensitive products	$4,050,846	$3,744,857
Traditional life insurance and accident and health products	1,457,075	1,401,995
Other policy claims and benefits	39,072	40,488
Supplementary contracts without life contingencies	361,273	359,663
Advance premiums and other deposits	226,485	211,573
Amounts payable to affiliates	1,658	713
Short-term debt payable to non-affiliates	—	174,258
Long-term debt payable to affiliates	50,000	49,968
Long-term debt payable to non-affiliates	97,000	97,000
Deferred income taxes	208,433	100,341
Other liabilities	94,828	122,180
Liabilities related to separate accounts	618,809	603,903
Total liabilities	7,205,479	6,906,939

Stockholders' equity:
FBL Financial Group, Inc. stockholders' equity
Preferred stock, without par value, at liquidation value - authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 24,282,184 shares in 2012 and 29,457,644 shares in 2011	115,706	129,684
Class B common stock, without par value - authorized 1,500,000 shares, issued and outstanding 1,192,890 in 2012 and 1,192,990 shares in 2011	7,522	7,522
Accumulated other comprehensive income	289,853	177,845
Retained earnings	796,110	884,263
Total FBL Financial Group, Inc. stockholders' equity	1,212,191	1,202,314
Noncontrolling interest	56	115
Total stockholders' equity	1,212,247	1,202,429
Total liabilities and stockholders' equity	$8,417,726	$8,109,368

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Year ended December 31,
	2012	2011	2010
Revenues:
Interest sensitive product charges	$101,410	$97,103	$93,881
Traditional life insurance premiums	175,086	168,519	162,056
Net investment income	361,324	343,310	324,540
Net realized capital gains on sales of investments	17,479	5,355	21,392

Total other-than-temporary impairment losses	(26,399)	(20,206)	(30,637)
Non-credit portion in other comprehensive income/loss	9,372	6,555	20,821
Net impairment losses recognized in earnings	(17,027)	(13,651)	(9,816)
Other income	17,268	17,701	14,289
Total revenues	655,540	618,337	606,342

Benefits and expenses:
Interest sensitive product benefits	196,387	192,082	176,588
Traditional life insurance benefits	156,290	148,959	137,180
Policyholder dividends	14,275	17,030	17,571
Underwriting, acquisition and insurance expenses	141,906	128,184	128,567
Interest expense	7,952	8,532	9,566
Loss on debt redemption	33	33,176	—
Other expenses	20,513	20,652	19,782
Total benefits and expenses	537,356	548,615	489,254
	118,184	69,722	117,088
Income taxes	(40,071)	(18,797)	(39,554)
Equity income, net of related income taxes	4,683	1,284	3,459
Net income from continuing operations	82,796	52,209	80,993
Discontinued operations:
Loss on sale of subsidiary, net of tax benefit ($1,213 in 2012 and $29,198 in 2011)	(2,252)	(54,143)	—
Income (loss) from discontinued operations, net of tax	(687)	42,679	34,587
Total income (loss) from discontinued operations	(2,939)	(11,464)	34,587
Net income	79,857	40,745	115,580
Net loss (income) attributable to noncontrolling interest	83	(6)	78
Net income attributable to FBL Financial Group, Inc.	$79,940	$40,739	$115,658

Earnings per common share:
Income from continuing operations	$3.01	$1.69	$2.66
Income (loss) from discontinued operations	(0.11)	(0.37)	1.14
Earnings per common share	$2.90	$1.32	$3.80
Earnings per common share - assuming dilution:
Income from continuing operations	$2.97	$1.67	$2.63
Income (loss) from discontinued operations	(0.10)	(0.37)	1.13
Earnings per common share - assuming dilution	$2.87	$1.30	$3.76

Cash dividends per common share	$0.4000	$0.2875	$0.2500
See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year ended December 31,
	2012	2011	2010
Net income	$79,857	$40,745	$115,580
Other comprehensive income, net of tax
Change in net unrealized investment gains/losses	126,043	130,467	197,581
Non-credit impairment losses	(5,984)	(4,261)	(23,566)
Change in underfunded status of postretirement benefit plans	(8,051)	(5)	304
Total other comprehensive income, net of tax	112,008	126,201	174,319
Total comprehensive income, net of tax	191,865	166,946	289,899
Comprehensive loss (income) attributable to noncontrolling interest	83	(6)	78
Total comprehensive income applicable to FBL Financial Group, Inc.	$191,948	$166,940	$289,977

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)

	FBL Financial Group, Inc. Stockholders' Equity
	Series B Preferred Stock	Class A and Class B Common Stock (1)	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interest	Total Stockholders' Equity
Balance at January 1, 2010	$3,000	$117,399	$(118,730)	$869,487	$121	$871,277
Cumulative effect of adoption of new accounting standards	—	—	(3,945)	(113,134)	—	(117,079)
Restated balance at January 1, 2010	3,000	117,399	(122,675)	756,353	121	754,198
Net income	—	—	—	115,658	(78)	115,580
Other comprehensive income	—	—	174,319	—	—	174,319
Stock-based compensation, including the net issuance of 466,079 shares under compensation plans	—	8,288	—	—	—	8,288
Dividends on preferred stock	—	—	—	(150)	—	(150)
Dividends on common stock	—	—	—	(7,559)	—	(7,559)
Receipts related to noncontrolling interest	—	—	—	—	49	49
Balance at December 31, 2010	3,000	125,687	51,644	864,302	92	1,044,725
Net income	—	—	—	40,739	6	40,745
Other comprehensive income	—	—	126,201	—	—	126,201
Stock-based compensation, including the net issuance of 121,551 shares under compensation plans	—	13,277	—	—	—	13,277
Purchase of 412,975 shares of common stock	—	(1,758)	—	(11,861)	—	(13,619)
Dividends on preferred stock	—	—	—	(150)	—	(150)
Dividends on common stock	—	—	—	(8,767)	—	(8,767)
Receipts related to noncontrolling interest	—	—	—	—	17	17
Balance at December 31, 2011	3,000	137,206	177,845	884,263	115	1,202,429
Net income	—	—	—	79,940	(83)	79,857
Other comprehensive income	—	—	112,008	—	—	112,008
Stock-based compensation, including the net issuance of 353,140 shares under compensation plans	—	10,901	—	—	—	10,901
Purchase of 5,528,700 shares of common stock	—	(24,879)	—	(157,011)	—	(181,890)
Dividends on preferred stock	—	—	—	(150)	—	(150)
Dividends on common stock	—	—	—	(10,932)	—	(10,932)
Receipts related to noncontrolling interest	—	—	—	—	24	24
Balance at December 31, 2012	$3,000	$123,228	$289,853	$796,110	$56	$1,212,247

(1)    Amounts for the periods shown relate to Class A Common Stock.

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended December 31,
	2012	2011	2010
Operating activities (a)
Net income	$79,857	$40,745	$115,580
Adjustments to reconcile net income to net cash provided by operating activities:
Interest credited to account balances	141,490	449,164	438,561
Charges for mortality, surrenders and administration	(95,437)	(111,881)	(113,147)
Net realized gains on investments	(452)	(30,096)	(30,590)
Change in fair value of derivatives	259	(64,940)	(30,083)
Increase in liabilities for traditional life and accident and health benefits	55,081	39,585	43,576
Deferral of acquisition costs	(47,552)	(109,803)	(76,662)
Amortization of deferred acquisition costs and value of insurance in force	43,466	139,784	129,567
Change in reinsurance recoverable	(3,553)	12,195	4,592
Provision for deferred income taxes	48,789	(35,865)	17,428
Loss on sale of subsidiary	2,252	54,143	—
Loss on debt redemption	33	33,176	—
Other	(17,754)	(56,781)	16,929
Net cash provided by operating activities	206,479	359,426	515,751

Investing activities (a)
Sales, maturities or repayments:
Fixed maturities - available for sale	653,067	1,267,355	1,132,543
Equity securities - available for sale	12,860	2,505	717
Mortgage loans	71,544	87,847	76,838
Derivative instruments	161	55,349	117,186
Policy loans	35,907	38,344	38,912
Securities and indebtedness of related parties	302	86	1,622
Other investments	—	—	1,725
Real estate	—	1,331	—
Acquisitions:
Fixed maturities - available for sale	(1,086,107)	(1,769,476)	(1,681,148)
Equity securities - available for sale	(38,994)	(4,643)	(16,136)
Mortgage loans	(75,780)	(49,303)	(36,140)
Derivative instruments	(223)	(63,478)	(64,232)
Policy loans	(37,793)	(40,371)	(40,517)
Securities and indebtedness of related parties	(38,153)	(26,680)	(3,371)
Short-term investments, net change	(32,760)	306,839	(180,227)
Purchases and disposals of property and equipment, net	(3,422)	(5,008)	(5,572)
Proceeds received (returned) from sale of subsidiary	(9,315)	471,431	—
Net cash provided by (used in) investing activities	(548,706)	272,128	(657,800)

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Year ended December 31,
	2012	2011	2010
Financing activities (a)
Contract holder account deposits	$629,700	$1,327,043	$1,319,161
Contract holder account withdrawals	(361,189)	(1,391,312)	(1,181,528)
Transfer from (to) restricted debt defeasance trusts	211,627	(211,627)	—
Repayments of debt	(174,258)	(50,000)	—
Receipts related to noncontrolling interests, net	24	17	49
Excess tax deductions on stock-based compensation	2,393	656	936
Issuance (repurchase) of common stock, net	(173,253)	(5,869)	4,244
Dividends paid	(11,082)	(8,917)	(7,709)
Net cash provided by (used in) financing activities	123,962	(340,009)	135,153
Increase (decrease) in cash and cash equivalents	(218,265)	291,545	(6,896)
Cash and cash equivalents at beginning of year	296,339	4,794	11,690
Cash and cash equivalents at end of year	$78,074	$296,339	$4,794

Supplemental disclosures of cash flow information (1)
Cash paid (received) during the year for:
Interest	$11,383	$22,298	$24,363
Income taxes	(27,957)	52,852	42,040
Non-cash operating activity:
Deferral of sales inducements	1,872	51,502	27,376
Net assets of subsidiary sold	—	(543,990)	—
Non-cash investing activity:
Foreclosure of mortgage loans to real estate	2,131	—	1,482
Non-cash financing activity:
Refinancing of debt payable to affiliates	—	100,000	—

(1)
Our consolidated statements of cash flows combine the cash flows from discontinued operations with the cash flows from continuing operations within each major category (operating, investing and financing) of the statements and supplemental disclosures.

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

See Note 2 for information on the sale of our former subsidiary, EquiTrust Life Insurance Company (EquiTrust Life). Financial results of this business component have been reclassified to discontinued operations in the prior period financial statements and excluded from the notes to the consolidated financial statements, unless otherwise noted.

Consolidation

Our consolidated financial statements include the financial statements of FBL Financial Group, Inc. and its direct and indirect subsidiaries. All significant intercompany transactions have been eliminated.

Accounting Changes

Effective January 1, 2012, we adopted guidance issued by the Financial Accounting Standards Board (FASB) related to accounting for costs associated with acquiring or renewing insurance contracts. This guidance defines allowable deferred acquisition costs as the incremental direct cost of contract acquisition and certain costs related directly to underwriting, policy issuance and processing. This guidance also allows for the deferral of advertising costs if directly linked to a sale. We have applied the guidance retrospectively, resulting in a reduction to stockholders' equity of $75.8 million at January 1, 2012, $101.7 million at January 1, 2011 and $117.1 million at January 1, 2010. The impact from adoption has been reported as a cumulative effect from adoption of a new accounting standard within the Consolidated Statements of Stockholders' Equity. The following tables present the effect of the change on financial statement line items for prior periods that were retrospectively adjusted:

Consolidated Balance Sheet

	December 31, 2011
	Prior to Adoption	Currently Reported	Impact
	(Dollars in thousands)
Assets:
Deferred acquisition costs	$376,797	$260,256	$(116,541)
Liabilities:
Deferred income taxes	141,130	100,341	40,789
Stockholders' equity:
Accumulated other comprehensive income	149,622	177,845	$28,223
Retained earnings	988,238	884,263	(103,975)
Impact to stockholders' equity			$(75,752)

Consolidated Statements of Operations

	Year ended December 31, 2011			Year ended December 31, 2010
	Prior to Adoption	Currently Reported	Impact	Prior to Adoption	Currently Reported	Impact
	(Dollars in thousands)
Benefits and expenses:
Underwriting, acquisition and insurance expenses	$123,387	$128,184	$(4,797)	$123,443	$128,567	$(5,124)
Income taxes	20,479	18,797	1,682	41,348	39,554	1,794
Income from continuing operations			(3,115)			(3,330)
Discontinued operations:
Loss on sale of subsidiary	(68,507)	(54,143)	14,364
Income from discontinued operations	44,465	42,679	(1,786)	36,252	34,587	(1,665)
Net income attributable to FBL Financial Group, Inc.			$9,463			$(4,995)

Earnings per common share basic:
Income from continuing operations			$(0.10)			$(0.11)
Income (loss) from discontinued operations			0.41			(0.05)
Earnings per common share			$0.31			$(0.16)
Earnings per common share diluted:
Income from continuing operations			$(0.10)			$(0.11)
Income (loss) from discontinued operations			0.40			(0.05)
Earnings per common share			$0.30			$(0.16)

Effective January 1, 2012, we adopted guidance issued by the FASB related to the presentation of comprehensive income. This guidance requires us to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. This guidance removes the presentation option allowing comprehensive income disclosures in the statement of changes in stockholders' equity, but does not change the items that must be reported in other comprehensive income. We have elected to present a separate statement of comprehensive income immediately following our consolidated statements of operations for annual periods. Other than this presentation change, the adoption of this guidance did not have any impact on our consolidated financial statements.

Effective July 1, 2010, we adopted guidance issued by the FASB, which clarifies the type of embedded credit derivative that is exempt from bifurcation. This guidance requires that the only form of embedded credit derivatives that qualify for the exemption are credit derivatives related to the subordination of one financial instrument to another. For securities no longer exempt under the new guidance, companies may continue to forgo bifurcating the embedded derivatives if they elect, on an instrument-by-instrument basis, and report the security at fair value with changes in fair value reported through the statements of operations. Upon adoption of this guidance, we elected the fair value option for a synthetic collateralized debt obligation security, reclassifying $4.7 million of unrealized loss, net of offsets, from accumulated other comprehensive income (loss) to retained earnings. The impact from adoption has been reported as a cumulative effect from adoption of a new accounting standard within the Consolidated Statements of Stockholders' Equity.

Investments

Fixed Maturities and Equity Securities

Fixed maturities, comprised of bonds, redeemable preferred stock and certain non-redeemable preferred stock, which may be sold, are designated as "available for sale." Available-for-sale securities are reported at fair value and unrealized gains and losses on these securities, with the exception of unrealized gains and losses relating to the synthetic collateralized debt obligation in 2010 (see Note 1), are included directly in stockholders' equity as a component of accumulated other comprehensive income. Beginning July 1, 2010, unrealized gains and losses relating to the synthetic collateralized debt obligation were recorded as a component of net investment income in the consolidated statements of operations. The unrealized gains and losses are reduced by a provision for deferred income taxes and adjustments to deferred acquisition costs, value of insurance in force acquired and unearned revenue reserve that would have been required as a charge or credit to income had such amounts been realized.

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

Mortgage Loans

Mortgage loans are reported at cost adjusted for amortization of premiums and accrual of discounts. If we determine that the value of any mortgage loan is impaired (i.e., when it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement or a loan modification which has been classified as troubled debt restructuring), the carrying value of the mortgage loan is reduced to its fair value, which may be based upon the present value of expected future cash flows from the loan, or the fair value of the underlying collateral. The carrying value of impaired loans is reduced by the establishment of a valuation allowance, changes to which are recognized as realized gains or losses on investments. Interest income is accrued on impaired loans to the extent it is deemed collectible (generally delinquent less than 90 days) and the loan continues to perform under its original or restructured contractual terms. Interest income on non-performing loans is generally recognized on a cash basis. Once mortgage loans are classified as nonaccrual loans, the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan has been restructured to where the collection of interest is considered likely.

Real Estate

Real estate is reported at cost less allowances for depreciation, as applicable. The carrying value of these assets is subject to regular review. For properties not held for sale, if indicators of impairment are present and a property's expected undiscounted cash flows are not sufficient to recover the property's carrying value, an impairment loss is recognized and the property's cost basis is reduced to fair value. If the fair value, less estimated sales costs, of real estate held for sale decreases to an amount lower than its carrying value, the carrying value of the real estate is reduced by the establishment of a valuation allowance, changes to which are recognized as realized gains or losses on investments. There was one property held for investment with a valuation allowance of less than $0.1 million as of December 31, 2012 and December 31, 2011. There were no properties held for sale with a valuation allowance as of December 31, 2012 or 2011.

Other Investments

Policy loans are reported at unpaid principal balance. Short-term investments, which include investments with remaining maturities of one year or less, but greater than three months at the time of acquisition, are reported at cost adjusted for amortization of premiums and accrual of discounts. Other investments include call options, which are carried at fair value and our ownership interest in aircraft acquired in a troubled debt restructuring with a bond issuer that filed for bankruptcy. The ownership interest in the aircraft is reported at cost, less accumulated depreciation.

We have embedded derivatives associated with modified coinsurance contracts, which are included within reinsurance recoverable, and at December 31, 2011, with a collateralized debt obligation included in fixed maturities. These instruments are carried at fair value with changes reflected in net investment income. See Note 4 for more information regarding our derivative instruments.

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

Accrued Investment Income

We discontinue the accrual of investment income on invested assets when it is determined that it is probable that we will not collect the income.

Realized Gains and Losses on Investments

Realized gains and losses on sales of investments are determined on the basis of specific identification. The carrying values of all our investments are reviewed on an ongoing basis for credit deterioration. When our review indicates a decline in fair value for a fixed maturity security is other-than-temporary and we do not intend to sell or believe we will be required to sell the security before recovery of our amortized cost, a specific write down is charged to earnings for the credit loss and a specific charge is recognized in accumulated other comprehensive income for the non-credit loss component. If we intend to sell or believe we will be required to sell a fixed maturity security before its recovery, the full amount of the impairment write down to fair value is charged to earnings. For all equity securities, the full amount of an other-than-temporary impairment write down is recognized as a realized loss on investments in the consolidated statements of operations and the new cost basis for the security is equal to its fair value.

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

In order to determine the credit and non-credit impairment loss for fixed maturities, every quarter we estimate the future cash flows we expect to receive over the remaining life of the instrument as well as review our plans to hold or sell the instrument. Significant assumptions regarding the present value of expected cash flows for each security are used when an other-than-temporary impairment occurs and there is a non-credit portion of the unrealized loss that won't be recognized in earnings. Our assumptions for residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, include collateral pledged, guarantees, vintage, anticipated principal and interest payments, prepayments, default levels, severity assumptions, delinquency rates and the level of nonperforming assets for the remainder of the investments' expected term. We use a single best estimate of cash flows approach and use the effective yield prior to the date of impairment to calculate the present value of cash flows. Our assumptions for corporate and other fixed maturities include anticipated principal and interest payments and an estimated recovery value, generally based on a percentage return of the current fair value.

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

Fair Values

Fair values of fixed maturities are based on quoted market prices in active markets when available. Fair values of fixed maturities that are not actively traded are estimated using valuation models that vary by asset class. Fair values for all securities are reviewed for reasonableness by considering overall market conditions and values for similar securities. Fair values of redeemable preferred stocks, equity securities and derivative investments are based on the latest quoted market prices, or for those items not readily marketable, generally at values which are representative of the fair values of comparable issues. See Note 5 for more information on our fair value policies, including assumptions and the amount of securities priced using the valuation models.

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

Fair values for the embedded derivatives in our modified coinsurance contracts are based on the difference between the fair value and the cost basis of the underlying investments. See Note 4 for more information regarding derivatives and Note 6 for additional details on our reinsurance agreements.

Deferred Acquisition Costs and Value of Insurance In Force Acquired

Deferred acquisition costs include certain costs of acquiring new insurance business, including commissions and other expenses related to the production of new business, to the extent recoverable from future policy revenues and gross profits. Also included are premium bonuses and bonus interest credited to contracts during the first contract year only. The value of insurance in force acquired represents the cost assigned to insurance contracts when an insurance company is acquired. The initial value is determined by an actuarial study using expected future gross profits as a measurement of the net present value of the insurance acquired. Interest accrued on the unamortized balance at a weighted average rate of 4.70% in 2012, 4.72% in 2011 and 4.69% in 2010.

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

All insurance and investment contract modifications and replacements are reviewed to determine if the internal replacement results in a substantially changed contract. If so, the acquisition costs, sales inducements and unearned revenue associated with the new contract are deferred and amortized over the lifetime of the new contract. In addition, the existing deferred policy acquisition costs, sales inducement costs and unearned revenue balances associated with the replaced contract are written off. If an internal replacement results in a substantially unchanged contract, the acquisition costs, sales inducements and unearned revenue associated with the new contract are immediately recognized in the period incurred. In addition, the existing deferred policy acquisition costs, sales inducement costs or unearned revenue balance associated with the replaced contract is not written off, but instead is carried over to the new contract.

As discussed above, we adopted accounting guidance in 2012 impacting deferred acquisition costs. In addition, during 2011, refinements were made to the methods and assumptions used to calculate the amortization of value of insurance in force and deferred acquisition costs, which increased net income from continuing operations $4.8 million ($0.15 per basic and diluted common share).

Other Assets

Other assets include property and equipment, primarily comprised of capitalized software costs, furniture and equipment, which are reported at cost less allowances for depreciation and amortization. Depreciation and amortization expense is primarily computed using the straight-line method over the estimated useful lives of the assets, which range from two to twenty years. Property and equipment had a carrying value of $18.6 million at December 31, 2012 and $20.0 million at December 31, 2011, and accumulated depreciation and amortization of $65.9 million at December 31, 2012 and $61.8 million at December 31, 2011. Depreciation and amortization expense for furniture and equipment was $4.8 million in 2012, $3.5 million in 2011 and $4.2 million in 2010.

Other assets at December 31, 2012 and 2011, also includes goodwill of $9.9 million related to the excess of the amounts paid to acquire companies over the fair value of the net assets acquired. Goodwill is not amortized but is subject to annual impairment testing. We evaluate our goodwill balance by comparing the fair value of our reporting units to the carrying value of the goodwill. We conduct our impairment review at least annually as well as when circumstances suggest an impairment may have occurred. Such circumstances include changes in the competitive or overall economic environment or other business condition changes that may negatively impact the value of the underlying business. On a periodic basis, as well as in the event circumstances indicate the value of the business may have declined significantly, we will estimate the value of the business using discounted cash flow techniques. In the event that we were to dispose one of our reporting units, a discounted cash flow approach would be used to estimate the fair value of that reporting unit; therefore we believe this approach better approximates the fair value of our goodwill than a market capitalization approach. A number of significant assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including future premiums, product lapses, investment yields and discount rate. Underlying assumptions are based on historical experience and our best estimates given information available at the time of testing. As a result of our impairment review we have determined our goodwill was not impaired as of December 31, 2012 or 2011.

Future Policy Benefits

Future policy benefit reserves for interest sensitive products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances. Interest crediting rates for our interest sensitive products ranged from 1.00% to 5.50% in 2012 and 2011 and 1.55% to 5.50% in 2010.

The liability for future policy benefits for participating traditional life insurance is based on net level premium reserves, including assumptions as to interest, mortality and other factors underlying the guaranteed policy cash values. Reserve interest assumptions are level and range from 2.00% to 6.00%. The average rate of assumed investment yields used in estimating gross margins was 5.84% in 2012, 6.04% in 2011 and 6.20% in 2010. The liability for future policy benefits for non-participating traditional life insurance is computed using a net level method, including assumptions as to mortality, persistency and interest and includes provisions for possible unfavorable deviations.

The liabilities for future policy benefits for accident and health insurance are computed using a net level (or an equivalent) method, including assumptions as to morbidity, mortality and interest and include provisions for possible unfavorable deviations. Policy benefit claims are charged to expense in the period that the claims are incurred.

During 2010, we refined reserve calculations for certain traditional life contracts. These refinements, along with associated adjustments to deferred acquisition costs and taxes, resulted in an increase to net income of $3.0 million ($0.10 per basic and diluted common share).

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

We have accrued dividends for participating business that are established for anticipated amounts earned to date that have not been paid. The declaration of future dividends for participating business is at the discretion of the Board of Directors of Farm Bureau Life. Participating business accounted for 35% of receipts from policyholders during 2012 (2011 - 38% and 2010 - 39%) and represented 12% of life insurance in force at December 31, 2012, 2011 and 2010.

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

Underwriting, Acquisition and Insurance Expenses

	Year ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	$23,712	$23,950	$22,405
Amortization of deferred acquisition costs	37,651	34,819	32,008
Amortization of value of insurance in force acquired	5,562	(4,658)	1,720
Other underwriting, acquisition and insurance expenses, net of deferrals	74,981	74,073	72,434
Total	$141,906	$128,184	$128,567

Other Income and Other Expenses

Other income and other expenses primarily consist of revenue and expenses generated by our various non-insurance subsidiaries for investment advisory, marketing and distribution, and leasing services. They also include revenues and expenses generated by our parent company for management services. Certain of these activities are performed on behalf of our affiliates. Lease income from leases with affiliates totaled $2.4 million in 2012, $1.8 million in 2011 and $2.0 million in 2010. Investment advisory fee income from affiliates totaled $1.5 million in 2012 and $1.2 million in 2011 and 2010. In addition, Farm Bureau Life has certain items reported as other income and other expense, which netted to $3.3 million in 2012, $3.2 million in 2011 and $2.1 million in 2010. During 2012, we also received fees of $3.5 million from the acquirer of EquiTrust Life to provide administrative support and transition services. We expense legal costs associated with a loss contingency as incurred.

Discontinued Operations

Upon the sale of EquiTrust Life our independent distribution business segment was discontinued. Discontinued operations are those which we no longer have any significant continuing involvement in the operations after the disposal transaction. The results of discontinued operations are segregated from our continuing operations and reported as income (loss) from discontinued operations in the consolidated statements of operations for current and prior periods. The loss recognized on the disposal is also reported as a component of discontinued operations. Components of the income (loss) from discontinued operations are separately disclosed in Note 2.

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

Significant accounting policies related to the results from discontinued operations which are not discussed above include:

•
Derivative instruments, which include call options used to fund index credits on index annuities, are measured at fair value, with changes in fair value reflected in our results of discontinued operations.

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

Retirement and Compensation Plans

We participate with several affiliates in several defined benefit pension plans, including a multiemployer plan. We employ a long-term investment strategy of maintaining diversified plan assets in equity securities and a group annuity contract. The expected return on plan assets is set at the long-term rate expected to be earned based on the long term investment strategy of the plans for assets at the end of the reporting period.

We also have three share-based payment arrangements under our Class A Common Stock Compensation Plan and a Cash-Based Restricted Stock Unit Plan. We recognize compensation expense for all share-based payments granted, modified or settled. The stock option non-performance related stock-based expense is recognized over the shorter of our five-year vesting schedule or the period ending when the employee becomes eligible for retirement using the straight-line method. The restricted stock unit non-performance related stock-based expense is recognized over our five-year vesting schedule using the straight-line method. The performance related stock-based expense is based on the number of shares expected to vest and is recognized over the required service period. The impact of forfeitures is estimated and compensation expense is recognized only for those stock-based instruments expected to vest. We report tax deductions related to stock-based instruments in excess of recognized compensation expense as a financing cash flow.

We also offer cash-based restricted stock units to certain executives beginning in 2012, which will vest over five-years. The amount payable per unit awarded is equal to the price per share of the Company's common stock at settlement of the award, and as such, we measure the value of the award each reporting period based on the current stock price. The effects of changes in the stock price during the service period are recognized as compensation cost over the service period.

See Note 10 for additional details on these plans.

Comprehensive Income

Comprehensive income includes net income, as well as other comprehensive income items not recognized through net income. Other comprehensive income includes unrealized gains and losses on our available-for-sale securities and certain interest rate swaps held in prior years, as well as the unfunded obligation for postretirement benefit plans. These items are included in accumulated other comprehensive income (loss), net of tax and other offsets, in stockholders' equity. The changes in unrealized gains and losses reported in our Statement of Comprehensive Income, excludes net investment gains and losses included in net income which represent transfers from unrealized to realized gains and losses. These transfers, which have been measured through the date of sale and include EquiTrust Life Business discussed in Note 2 for 2011 and 2010, totaled ($0.7) million in 2012, $7.0 million in 2011 and $13.6 million in 2010. The components of the unfunded obligation for postretirement benefit plans are provided in Note 10. The related income taxes and adjustments to deferred acquisition costs, value of insurance in force acquired and unearned revenue reserve totaled ($5.1) million in 2012, ($15.6) million in 2011 and ($18.6) million in 2010.

Dividend Restriction

We have agreed that we will not pay dividends on the Class A or Class B Common Stock, nor on the Series B Preferred Stock, if we are in default of the Subordinated Deferrable Interest Note Agreement Dated May 30, 1997 with FBL Financial Group Capital Trust. We are compliant with all terms of this agreement at December 31, 2012. See Note 8 for additional information regarding this agreement.

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

2. Sale of EquiTrust Life Business

On December 30, 2011, we sold our wholly-owned subsidiary EquiTrust Life in an all cash transaction for $462.1 million. The sales price reflects adjustments to the initial closing price subsequent to the closing date based on a final statutory net worth reconciliation. The transaction resulted in an after-tax loss on the sale of $56.4 million, or $1.84 per basic and $1.81 per diluted common share, after application of accounting changes for deferred acquisition costs discussed in Note 1. The loss consists of the sales price less the net book value of the assets and one-time transaction costs and termination benefits totaling $12.5 million, before tax.

The sale allowed us to exit the annuity business sold through the independent distribution channel, which represented a majority of EquiTrust Life's operations, focus on our core Farm Bureau Life operations and undertake certain capital management initiatives. While EquiTrust Life was sold in its entirety, Farm Bureau Life assumed a limited portion of the EquiTrust Life business related to variable universal life and variable annuity products distributed through various unaffiliated third parties, as well as a small amount of fixed life and annuity products. The business component sold is described herein as “the EquiTrust Life Business.”

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

A summary of income from discontinued operations is as follows:

Condensed Statements of Income (Loss) from Discontinued Operations
	Year ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Revenues	$—	$436,391	$502,281
Benefits and expenses	(214)	(358,753)	(437,827)
Interest expense allocation	(855)	(13,818)	(14,888)
Equity income	—	1,862	3,049
Income taxes	382	(23,003)	(18,028)
Income (loss) from discontinued operations	$(687)	$42,679	$34,587

Expenses are reduced for estimated corporate overhead absorbed by the Company after the sale. In addition, as described below, the sale of EquiTrust Life required us to redeem a majority of our senior notes; therefore the related interest expense is allocated to the EquiTrust Life Business.

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

The make-whole redemption premium was based on U.S. Treasury yields and considered an embedded derivative with a fair value of $33.1 million at December 31, 2011. The change in fair value during 2012 was offset by the write off of deferred debt issuance costs and reported with the loss on debt redemption in the consolidated statements of operations. See Note 8 for additional details on our debt.

3. Investment Operations

Fixed Maturity and Equity Securities

Available-For-Sale Fixed Maturity and Equity Securities by Investment Category

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit losses on other-than-temporary impairments (1)
	(Dollars in thousands)
Fixed maturities:
Corporate (2)	$2,906,622	$399,144	$(10,183)	$3,295,583	$(2,913)
Residential mortgage-backed	632,955	47,459	(6,232)	674,182	(5,164)
Commercial mortgage-backed	463,504	49,173	(1,858)	510,819	—
Other asset-backed	485,796	16,981	(13,064)	489,713	(4,788)
United States Government and agencies	42,079	6,930	—	49,009	—
State, municipal and other governments	1,106,652	142,704	(2,917)	1,246,439	—
Total fixed maturities	$5,637,608	$662,391	$(34,254)	$6,265,745	$(12,865)

Equity securities:
Non-redeemable preferred stocks	$56,909	$4,251	$(668)	$60,492	$—
Common stocks	25,231	530	—	25,761	—
Total equity securities	$82,140	$4,781	$(668)	$86,253	$—

Available-For-Sale Fixed Maturity and Equity Securities by Investment Category

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit losses on other-than-temporary impairments (1)
	(Dollars in thousands)
Fixed maturities:
Corporate (2)	$2,650,113	$290,688	$(42,654)	$2,898,147	$(6,592)
Residential mortgage-backed	652,585	39,789	(16,435)	675,939	(2,028)
Commercial mortgage-backed	452,980	46,935	(9,020)	490,895	—
Other asset-backed	392,182	2,058	(26,080)	368,160	(10,205)
Collateralized debt obligation (3)	270	—	—	270	—
United States Government and agencies	45,231	7,446	—	52,677	—
State, municipal and other governments	996,633	92,968	(5,139)	1,084,462	—
Total fixed maturities	$5,189,994	$479,884	$(99,328)	$5,570,550	$(18,825)

Equity securities:
Non-redeemable preferred stocks	$33,149	$1,777	$(524)	$34,402	$—
Common stocks	22,548	482	—	23,030	—
Total equity securities	$55,697	$2,259	$(524)	$57,432	$—

(1)	Non-credit losses, subsequent to the initial impairment measurement date, on other-than-temporary impairments are included in the gross unrealized gains and losses column above.

(2)
Corporate securities include hybrid preferred securities with a carrying value of $99.6 million at December 31, 2012 and $116.7 million at December 31, 2011. Corporate securities also include redeemable preferred stock with a carrying value of $5.6 million at December 31, 2012 and $5.5 million at December 31, 2011.

(3)
The collateralized debt obligation includes an embedded credit derivative; accordingly, changes in its fair value are realized as derivative income which is included within other income in the consolidated statements of operations.

Short-term investments have been excluded from the above schedules as amortized cost approximates fair value for these securities.

Available-For-Sale Fixed Maturities by Maturity Date

	December 31, 2012
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$82,404	$84,655
Due after one year through five years	531,729	580,956
Due after five years through ten years	1,245,025	1,419,552
Due after ten years	2,196,195	2,505,868
	4,055,353	4,591,031
Mortgage-backed and other asset-backed	1,582,255	1,674,714
Total fixed maturities	$5,637,608	$6,265,745

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Fixed maturities not due at a single maturity date have been included in the above table in the year of final contractual maturity.

Net Unrealized Gains (Losses) on Investments in Accumulated Other Comprehensive Income

	December 31, 2012	December 31, 2011
	(Dollars in thousands)
Net unrealized appreciation on:
Fixed maturities - available for sale	$628,137	$380,556
Equity securities - available for sale	4,113	1,735
	632,250	382,291
Adjustments for assumed changes in amortization pattern of:
Deferred acquisition costs	(172,320)	(104,875)
Value of insurance in force acquired	(15,346)	(12,281)
Unearned revenue reserve	13,554	8,312
Provision for deferred income taxes	(160,333)	(95,688)
	297,805	177,759
Proportionate share of net unrealized investment losses of equity investees	—	(13)
Net unrealized investment gains	$297,805	$177,746

Change in Unrealized Appreciation/Depreciation of Investments - Recorded in Accumulated Other Comprehensive Income

	Year ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Fixed maturities - available for sale	$247,581	$278,142	$235,537
Equity securities - available for sale	2,378	161	2,769
Interest rate swaps	—	121	241
Change in unrealized appreciation/depreciation of investments	$249,959	$278,424	$238,547

The changes in net unrealized investment gains and losses are recorded net of deferred income taxes and other adjustments for assumed changes in deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities. Subsequent changes in fair value of securities for which a previous non-credit other-than-temporary impairment loss was recognized in accumulated other comprehensive income, are reported along with changes in fair value for which no other-than-temporary impairment losses were previously recognized.

Fixed Maturity and Equity Securities with Unrealized Losses by Length of Time

	December 31, 2012
	Less than one year		One year or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$123,610	$(2,120)	$87,176	$(8,063)	$210,786	$(10,183)	29.7%
Residential mortgage-backed	10,560	(85)	32,884	(6,147)	43,444	(6,232)	18.2
Commercial mortgage-backed	27,073	(380)	32,697	(1,478)	59,770	(1,858)	5.4
Other asset-backed	31,749	(512)	50,468	(12,552)	82,217	(13,064)	38.1
State, municipal and other governments	33,228	(542)	15,932	(2,375)	49,160	(2,917)	8.6
Total fixed maturities	$226,220	$(3,639)	$219,157	$(30,615)	$445,377	$(34,254)	100.0%

Equity securities:
Non-redeemable preferred stocks	$3,858	$(32)	$7,364	$(636)	$11,222	$(668)
Total equity securities	$3,858	$(32)	$7,364	$(636)	$11,222	$(668)

Fixed Maturity and Equity Securities with Unrealized Losses by Length of Time

	December 31, 2011
	Less than one year		One year or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$248,879	$(9,787)	$134,913	$(32,867)	$383,792	$(42,654)	42.9%
Residential mortgage-backed	19,923	(293)	56,309	(16,142)	76,232	(16,435)	16.5
Commercial mortgage-backed	44,732	(3,872)	39,790	(5,148)	84,522	(9,020)	9.1
Other asset-backed	82,801	(3,632)	49,580	(22,448)	132,381	(26,080)	26.3
State, municipal and other governments	2,932	(45)	50,328	(5,094)	53,260	(5,139)	5.2
Total fixed maturities	$399,267	$(17,629)	$330,920	$(81,699)	$730,187	$(99,328)	100.0%

Equity securities:
Non-redeemable preferred stocks	$2,878	$(122)	$7,598	$(402)	$10,476	$(524)
Total equity securities	$2,878	$(122)	$7,598	$(402)	$10,476	$(524)

Included in fixed maturities in the above table are 140 securities from 116 issuers at December 31, 2012 and 249 securities from 204 issuers at December 31, 2011. The unrealized losses in fixed maturities are generally due to wider spreads between the risk-free and corporate and other bond yields relative to the spreads when the securities were purchased. We do not intend to sell or believe we will be required to sell any of our impaired fixed maturities before recovery of their amortized cost basis. The following summarizes the more significant unrealized losses of fixed maturities and equity securities by investment category as of December 31, 2012.

Corporate securities: The largest unrealized losses are in the finance sector ($101.9 million carrying value and $6.9 million unrealized loss). The largest unrealized losses in the finance sector were in the banking ($56.2 million carrying value and $5.1 million unrealized loss) and the insurance ($35.9 million carrying value and $1.1 million unrealized loss) sub-sectors. Although finance sector spreads declined during 2012, spreads remain wide for several issuers within this sector due to credit concerns with the underlying issuers.

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

State, municipal and other governments: The unrealized losses on state, municipal and other governments were primarily due to general spread widening relative to spreads at which we acquired the bonds. The decline in fair value is primarily due to increased spreads on lower-rated bonds and market concerns regarding specific areas of this sector.

Equity securities: Our gross unrealized losses were on investment grade non-redeemable perpetual preferred securities within the finance sector. These securities provide periodic cash flows, contain call features and are similarly rated and priced like other long-term callable bonds and are evaluated for other-than-temporary impairment similar to fixed maturities. The decline in fair value is primarily due to market concerns regarding the sector. We have evaluated the near-term prospects of our equity securities in relation to the severity and duration of their impairment and based on that evaluation have the ability and intent to hold these investments until recovery of fair value.

Excluding mortgage and asset-backed securities, no securities from the same issuer had an aggregate unrealized loss in excess of $2.5 million at December 31, 2012, with the largest unrealized loss from hybrid Tier 1 capital bonds in the finance sector. With respect to mortgage and asset-backed securities not backed by the United States Government, no security from the same issuer had an aggregate unrealized loss in excess of $5.2 million at December 31, 2012. The security, a collateralized bond obligation of bank and thrift holding companies, is rated non-investment grade.

Mortgage Loans

Our mortgage loan portfolio consists principally of commercial mortgage loans that we have originated. Our lending policies require that the loans be collateralized by the value of the related property, establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. We originate loans with an initial loan-to- value ratio that provides sufficient excess collateral to absorb losses should we be required to foreclose and take possession of the collateral. In order to identify impairment losses timely, management maintains and reviews a watch list of mortgage loans that have heightened risk. These loans may include those with: borrowers delinquent on contractual payments, borrowers experiencing financial difficulty, increases in rental real estate vacancies and significant declines in collateral value. We evaluate each of our mortgage loans individually and establish an allowance as needed for possible losses against our mortgage loan portfolio. An allowance is needed for loans for which we do not believe we will collect all amounts due according to the contractual terms of the respective loan agreements or a modification which has been classified as a troubled debt restructuring.

Any loan delinquent on contractual payments is considered non-performing. At December 31, 2012, there were two non-performing loans over 90 days past due on contractual payments with a carrying value of $16.4 million. At December 31, 2011, there were three non-performing loans over 90 days past due on contractual payments with a carrying value of $18.9 million. During the first quarter of 2012, we foreclosed on one non-performing loan with a book value of $2.1 million at December 31, 2011 and took possession of the real estate with an appraised value of $2.4 million. Interest income is accrued on impaired loans to the extent it is deemed collectible (delinquent less than 90 days) and the loan continues to perform under its original or restructured contractual terms. Interest income on non-performing loans is generally recognized on a cash basis. Once mortgage loans are classified as nonaccrual loans, the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan has been restructured to where the collection of interest is considered likely. We discontinued the accrual of interest on the two loans totaling $16.4 million at December 31, 2012 and two loans totaling $4.0 million at December 31, 2011.

Mortgage Loans by Collateral Type

	December 31, 2012		December 31, 2011
Collateral Type	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
Office	$218,837	39.4%	$234,853	42.5%
Retail	184,135	33.2	178,954	32.4
Industrial	133,149	24.0	130,498	23.6
Other	18,722	3.4	8,054	1.5
Total	$554,843	100.0%	$552,359	100.0%

Mortgage Loans by Geographic Location within the United States

	December 31, 2012		December 31, 2011
Region of the United States	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
South Atlantic	$164,294	29.6%	$162,363	29.4%
Pacific	81,333	14.7	99,486	18.0
East North Central	81,015	14.6	93,159	16.9
West North Central	77,798	14.0	70,277	12.7
West South Central	42,141	7.6	49,184	8.9
Mountain	48,881	8.8	28,099	5.1
Other	59,381	10.7	49,791	9.0
Total	$554,843	100.0%	$552,359	100.0%

Mortgage Loans by Loan-to-Value Ratio

	December 31, 2012		December 31, 2011
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
0% - 50%	$173,040	31.2%	$144,915	26.2%
50% - 60%	156,633	28.2	172,318	31.2
60% - 70%	186,738	33.7	171,146	31.0
70% - 80%	36,857	6.6	55,247	10.0
80% - 90%	1,575	0.3	8,733	1.6
Total	$554,843	100.0%	$552,359	100.0%

The loan-to-value ratio is determined using the most recent appraised value. Appraisals are updated periodically including when there is indication of a possible significant collateral decline or loan modification and refinance requests.

Mortgage Loans by Year of Origination

	December 31, 2012		December 31, 2011
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
2012	$75,173	13.6%	$—	—%
2011	47,405	8.5	48,557	8.8
2010	27,422	4.9	28,578	5.2
2008	70,346	12.7	72,246	13.1
2007 and prior	334,497	60.3	402,978	72.9
Total	$554,843	100.0%	$552,359	100.0%

Impaired Mortgage Loans
	December 31,
	2012	2011
	(Dollars in thousands)
Recorded investment	$8,352	$6,294
Unpaid principal balance	10,046	8,053
Related allowance	1,694	1,759

Allowance on Mortgage Loans
	Year ended December 31,
	2012	2011
	(Dollars in thousands)
Balance at beginning of period	$1,759	$1,055
Allowances established	335	—
Charge offs	(400)	—
Allowances from loan transfer	—	704
Balance at end of period	$1,694	$1,759

During December 2011, certain commercial mortgage loans were exchanged between EquiTrust Life and Farm Bureau Life prior to the sale of EquiTrust Life. These loans carried an allowance for loan losses of $0.7 million at December 31, 2011.

Components of Net Investment Income

	Year ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Fixed maturities - available for sale	$318,364	$302,272	$280,981
Equity securities - available for sale	3,508	3,368	3,252
Mortgage loans	32,369	34,619	35,638
Real estate	—	367	380
Policy loans	8,997	9,235	9,848
Short-term investments, cash and cash equivalents	215	50	35
Prepayment fee income and other	6,737	2,238	1,197
	370,190	352,149	331,331
Less investment expenses	(8,866)	(8,839)	(6,791)
Net investment income	$361,324	$343,310	$324,540

Realized Gains (Losses) - Recorded in Income

	Year ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Realized gains (losses) on sales of investments
Fixed maturities:
Gross gains	$16,982	$5,715	$21,857
Gross losses	(541)	(368)	(366)
Equity securities	309	(5)	(1)
Mortgage loans	767	—	(29)
Real estate	(25)	—	(130)
Short-term investments, cash and cash equivalents	—	—	40
Securities and indebtedness of related parties	(13)	13	21
Impairment losses recognized in earnings:
Credit-related portion of fixed maturity losses (1)	(5,264)	(1,454)	(8,674)
Other credit-related (2)	(11,763)	(12,197)	(1,142)
Realized gains (losses) on investments recorded in income	$452	$(8,296)	$11,576

(1)
Amount represents the credit-related losses recognized for fixed maturities which were not written down to fair value. As discussed above the non-credit portion of the losses have been recognized in other comprehensive income.

(2)	Amount represents credit-related losses for mortgage loans, real estate and fixed maturities written down to fair value.

Proceeds from sales of fixed maturities were $156.3 million in 2012, $70.7 million in 2011 and $257.9 million in 2010.

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

Credit Loss Component of Other-Than-Temporary Impairments on Fixed Maturities

The following table sets forth the amount of credit loss impairments on fixed maturities held by the Company as of the dates indicated for which a portion of the other-than-temporary impairment was recognized in other comprehensive income and corresponding changes in such amounts.

	Year ended December 31,
	2012	2011
	(Dollars in thousands)
Balance at beginning of period	$(22,746)	$(29,603)
Increases for which an impairment was not previously recognized	(3,815)	(216)
Increases to previously impaired investments	(1,449)	(1,238)
Reductions due to investments sold	215	182
Reductions due to change of intent to not hold investments	83	8,129
Balance at end of period	$(27,712)	$(22,746)

Variable Interest Entities

We evaluate our variable interest entity (VIE) investees to determine whether the level of our direct ownership interest, our rights to manage operations or our obligation to provide ongoing financial support are such that we are the primary beneficiary of the entity, and are then required to consolidate it for financial reporting purposes. None of our VIE investees were required to be consolidated during 2012, 2011 or 2010. Our VIE investments are as follows:

	December 31, 2012		December 31, 2011
	Carrying Value	Maximum Exposure to Loss	Carrying Value	Maximum Exposure to Loss
	(Dollars in thousands)
Real estate limited partnerships	$16,914	$16,914	$17,948	$17,948

The real estate limited partnerships had revenues totaling $4.1 million for 2012, $4.9 million for 2011 and $5.4 million for 2010. We make commitments to fund partnership investments in the normal course of business. We did not have any other commitments to investees designated as VIE's during the years ended December 31, 2012, 2011 or 2010.

Other

At December 31, 2012, affidavits of deposits covering investments with a carrying value totaling $6,608.4 million were on deposit with state agencies to meet regulatory requirements. Fixed maturities with a carrying value of $386.9 million were on deposit with the Federal Home Loan Bank as collateral for funding agreements. Also, fixed maturities with a carrying value of $0.5 million were on deposit as collateral for an operating lease on software.

At December 31, 2012, we had committed to provide additional funds for investments in limited partnerships. The amounts of these unfunded commitments totaled $33.9 million.

The carrying value of investments which have been non-income producing for the twelve months preceding December 31, 2012 include fixed maturities, real estate, mortgage loans, short-term and equity securities totaling $11.2 million.

No investment in any entity or its affiliates (other than bonds issued by agencies of the United States Government) exceeded 10.0% of stockholders' equity at December 31, 2012.

4. Derivative Instruments

As discussed in Note 2, the make-whole redemption feature of our unaffiliated senior notes was an embedded derivative based on U.S. Treasury yields at December 31, 2011. This derivative liability had a fair value of $33.1 million at December 31, 2011 and zero at December 31, 2012 due to the repayment of debt during January 2012. The derivative liability was reported in other liabilities in the consolidated balance sheet. The change in fair value is included in the loss on debt redemption line in the consolidated statements of operations.

We are not significantly involved in hedging activities and have limited exposure to derivatives. We do not apply hedge accounting to any of our derivative positions. Derivative assets, which are primarily reported in reinsurance recoverable and other investments, totaled $5.6 million at December 31, 2012 and $3.7 million at December 31, 2011. Our derivative assets consist of derivatives embedded within our modified coinsurance agreements and call options which provide an economic hedge for a small block of index annuity contracts, and, through December 31, 2011, a collateralized debt obligation. Derivative liabilities, excluding the make-whole redemption feature, totaled $0.5 million at December 31, 2012 and $0.4 million at December 31, 2011 and include derivatives embedded within our index annuity contracts and derivatives embedded within our modified coinsurance agreements. The net gain (loss) recognized on these derivatives was $1.6 million in 2012, ($0.5) million in 2011 and $0.5 million in 2010.

5. Fair Value

The carrying and estimated fair values of our financial instruments are as follows:

Fair Values and Carrying Values

	December 31,
	2012		2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Assets
Fixed maturities - available for sale	$6,265,745	$6,265,745	$5,570,550	$5,570,550
Equity securities - available for sale	86,253	86,253	57,432	57,432
Mortgage loans	554,843	600,448	552,359	581,273
Policy loans	174,254	227,161	172,368	229,202
Other investments	247	247	84	84
Cash, cash equivalents and short-term investments	152,590	152,590	338,095	338,095
Restricted debt defeasance trust assets	—	—	211,627	211,627
Reinsurance recoverable	5,326	5,326	3,391	3,391
Assets held in separate accounts	618,809	618,809	603,903	603,903

Liabilities
Future policy benefits	$3,226,765	$3,352,252	$2,963,374	$2,944,748
Supplemental contracts without life contingencies	361,273	350,187	359,663	311,355
Advance premiums and other deposits	216,857	216,857	200,353	200,353
Short-term debt	—	—	174,258	175,000
Long-term debt	147,000	116,359	146,968	101,670
Other liabilities	131	131	33,208	33,208
Liabilities related to separate accounts	618,809	609,704	603,903	592,813

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

Level 3 equity securities consist of non-redeemable preferred stock for which no active market exists, and fair value estimates for these securities is based on the values of comparable securities which are actively traded. Increases in spreads used in our matrix models, or those used to value comparable companies, will result in a decrease in discounted cash flows used, and accordingly in the estimated fair value of the security.

In the case where external pricing services are used for certain Level 1 and Level 2 equity securities, our review process is consistent with the process used to determine the fair value of fixed maturities discussed above.

Mortgage loans:

Mortgage loans are not measured at fair value on a recurring basis. Mortgage loans are a Level 3 measurement as there is no current market for the loans. The fair value of our mortgages is estimated internally using a matrix pricing approach which we would expect to use to evaluate a seasoned loan portfolio. Along with specific loan terms, two key management assumptions are required including the risk rating of the loan (our current rating system A-highest quality, B-moderate quality, C-low quality, W-watch and F-foreclosure) and estimated spreads for new loans over the U.S. Treasury yield curve. Spreads are updated quarterly and loans are reviewed and rated annually with quarterly adjustments should significant changes occur. Our determination of each loan's risk rating as well as selection of the credit spread requires significant judgment. A higher risk rating, as well as an increase in spreads, would result in a decrease in discounted cash flows used, and accordingly the fair value of the loan.

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

Reinsurance recoverable:

Level 2 reinsurance recoverable includes embedded derivatives in our modified coinsurance contracts under which we cede or assume business. Fair values of these embedded derivatives are based on the difference between the fair value and the cost basis of the underlying fixed maturities, which are valued consistent with the discussion of fixed maturities above.

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

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels

	December 31, 2012
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Corporate securities	$—	$3,195,120	$100,463	$3,295,583
Residential mortgage-backed securities	—	674,182	—	674,182
Commercial mortgage-backed securities	—	434,538	76,281	510,819
Other asset-backed securities	—	393,957	95,756	489,713
United States Government and agencies	14,884	25,570	8,555	49,009
State, municipal and other governments	—	1,246,216	223	1,246,439
Non-redeemable preferred stocks	—	53,101	7,391	60,492
Common stocks	2,773	22,988	—	25,761
Other investments	—	247	—	247
Cash, cash equivalents and short-term investments	152,590	—	—	152,590
Reinsurance recoverable	—	5,326	—	5,326
Assets held in separate accounts	618,809	—	—	618,809
Total assets	$789,056	$6,051,245	$288,669	$7,128,970

Liabilities
Future policy benefits - index annuity embedded derivatives	$—	$—	$307	$307
Other liabilities	—	131	—	131
Total liabilities	$—	$131	$307	$438

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels

	December 31, 2011
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Corporate securities	$—	$2,791,735	$106,412	$2,898,147
Residential mortgage-backed securities	—	668,228	7,711	675,939
Commercial mortgage-backed securities	—	462,996	27,899	490,895
Other asset-backed securities	—	254,702	113,458	368,160
Collateralized debt obligation	—	—	270	270
United States Government and agencies	15,421	24,668	12,588	52,677
State, municipal and other governments	—	1,072,418	12,044	1,084,462
Non-redeemable preferred stocks	—	19,955	14,447	34,402
Common stocks	3,078	19,952	—	23,030
Other investments	—	84	—	84
Cash, cash equivalents and short-term investments	338,095	—	—	338,095
Restricted debt defeasance trust assets	211,627	—	—	211,627
Reinsurance recoverable	—	3,391	—	3,391
Assets held in separate accounts	603,903	—	—	603,903
Total assets	$1,172,124	$5,318,129	$294,829	$6,785,082

Liabilities
Future policy benefits - index annuity embedded derivatives	$—	$—	$302	$302
Other liabilities	—	64	33,144	33,208
Total liabilities	$—	$64	$33,446	$33,510

Level 3 Fixed Maturity Securities on a Recurring Basis by Valuation Source

	December 31, 2012
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$70,975	$29,488	$100,463
Commercial mortgage-backed securities	76,281	—	76,281
Other asset-backed securities	79,320	16,436	95,756
Collateralized debt obligation	—	—	—
United States Government and agencies	8,555	—	8,555
State, municipal and other governments	223	—	223
Total	$235,354	$45,924	$281,278
Percent of total	83.7%	16.3%	100.0%

Level 3 Fixed Maturity Securities on a Recurring Basis by Valuation Source

	December 31, 2011
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$77,588	$28,824	$106,412
Residential mortgage-backed securities	7,711	—	7,711
Commercial mortgage-backed securities	27,899	—	27,899
Other asset-backed securities	113,458	—	113,458
Collateralized debt obligation	270	—	270
United States Government and agencies	12,588	—	12,588
State, municipal and other governments	8,164	3,880	12,044
Total	$247,678	$32,704	$280,382
Percent of total	88.3%	11.7%	100.0%

Quantitative Information about Level 3 Fair Value Measurements

	December 31, 2012
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$54,538	Discounted cash flow	Credit spread	0.78% - 9.21% (5.72%)
Commercial mortgage-backed	76,264	Discounted cash flow	Credit spread	1.95%-4.80% (3.35%)
Other asset-backed securities	43,119	Discounted cash flow	Credit spread	1.24%-6.07% (4.28%)
State, municipal and other governments	223	Discounted cash flow	Credit spread	1.75% (1.75%)
Non-redeemable preferred stocks	7,391	Discounted cash flow	Credit spread	6.00% (6.00%)
Total Assets	$181,535

Liabilities
Future policy benefits - index annuity embedded derivatives	$307	Discounted cash flow	Credit risk Risk margin	1.00% - 2.50% (1.80%) 0.15% - 0.40% (0.25%)

The table above excludes certain securities for which the fair value was based on non-binding broker quotes where we could not reasonably obtain the quantitative unobservable inputs.

Level 3 Financial Instruments Changes in Fair Value Recurring Basis

	December 31, 2012
				Realized and unrealized gains (losses), net
	Balance, December 31, 2011	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Amort-ization included in net income	Balance, December 31, 2012
	(Dollars in thousands)
Corporate securities	$106,412	$—	$(15,504)	$(9)	$3,113	$21,654	$(15,295)	$92	$100,463
Residential mortgage-backed securities	7,711	—	—	—	—	—	(7,711)	—	—
Commercial mortgage-backed securities	27,899	5,105	(3,101)	—	1,251	59,096	(14,055)	86	76,281
Other asset-backed securities	113,458	68,811	(11,351)	(44)	3,820	22,092	(102,192)	1,162	95,756
Collateralized debt obligation	270	—	(27)	(243)	—	—	—	—	—
United States Government and agencies	12,588	—	—	—	(28)	—	(4,010)	5	8,555
State, municipal and other governments	12,044	—	(4,221)	—	(316)	—	(7,845)	561	223
Non-redeemable preferred stocks	14,447	—	(5,105)	105	749	—	(2,805)	—	7,391
Total	$294,829	$73,916	$(39,309)	$(191)	$8,589	$102,842	$(153,913)	$1,906	$288,669

Liabilities
Future policy benefits - index annuity embedded derivatives	$302	$—	$(37)	$—	$42	$—	$—	$—	$307
Make-whole redemption feature on Senior Notes	$33,144	$—	$(33,144)	$—	$—	$—	$—	$—	$—
Total Liabilities	$33,446	$—	$(33,181)	$—	$42	$—	$—	$—	$307

Level 3 Financial Instruments Changes in Fair Value Recurring Basis

	December 31, 2011
				Realized and unrealized gains (losses), net
	Balance, December 31, 2010	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Transfers into Level 3 (2)	Transfers out of Level 3 (2)	Amort-ization included in net income	Balance, December 31, 2011
	(Dollars in thousands)
Corporate securities	$117,164	$6,469	$(8,478)	$(1,000)	$(531)	$7,956	$(15,147)	$(21)	$106,412
Residential mortgage-backed securities	11,895	—	(4,067)	—	(60)	—	—	(57)	7,711
Commercial mortgage-backed securities	32,088	6,885	(271)	—	1,802	6,884	(19,236)	(253)	27,899
Other asset-backed securities	15,247	111,356	(4,501)	(1,503)	(613)	—	(7,759)	1,231	113,458
Collateralized debt obligation	1,220	—	—	(950)	—	—	—	—	270
United States Government and agencies	8,188	4,000	—	—	394	—	—	6	12,588
State, municipal and other governments	12,694	—	(648)	—	(2)	—	—	—	12,044
Non-redeemable preferred stocks	9,150	—	—	—	157	5,140	—	—	14,447
Total	$207,646	$128,710	$(17,965)	$(3,453)	$1,147	$19,980	$(42,142)	$906	$294,829

Liabilities
Future policy benefits - index annuity embedded derivatives	$375	$—	$(5)	$—	$(68)	$—	$—	$—	$302
Make-whole redemption feature on Senior Notes	—	33,144	—	—	—	—	—	—	33,144
Total Liabilities	$375	$33,144	$(5)	$—	$(68)	$—	$—	$—	$33,446

(1)
Transfers into Level 3 represent assets previously priced using an external pricing service with access to observable inputs no longer available and therefore, were priced using non-binding broker quotes. During 2012, we were unable to obtain prices from our third party pricing servicers for a portion of our commercial mortgage-backed securities, primarily military housing bonds; accordingly valuations were obtained through brokers familiar with these instruments. During 2012, we began using an external pricing service with access to observable inputs for a portion of our Level 3 investments for which non-binding broker quotes were previously used to estimate fair value. We believe the change in pricing sources is appropriate, and consistent with our pricing waterfall policy to use higher level valuation methods when available. There were no transfers between Level 1 and Level 2 during 2012.

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

Valuation of our Financial Instruments Not Reported at Fair Value by Hierarchy Levels

	December 31, 2012
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$600,448	$600,448
Policy loans	—	—	227,161	227,161
Total assets	$—	$—	$827,609	$827,609

Liabilities
Future policy benefits	$—	$—	$3,351,945	$3,351,945
Supplemental contracts without life contingencies	—	—	350,187	350,187
Advance premiums and other deposits	—	—	216,857	216,857
Long-term debt	—	—	116,359	116,359
Liabilities related to separate accounts	—	—	609,704	609,704
Total liabilities	$—	$—	$4,645,052	$4,645,052

Level 3 Financial Instruments Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a nonrecurring basis, generally mortgage loans or real estate which have been deemed to be impaired as of the end of the reporting period. During 2012, one mortgage loan was impaired to a fair value totaling $1.6 million which resulted in an impairment of $0.3 million. There were no assets carried at fair value on a nonrecurring basis at December 31, 2011.

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

We participate in a reinsurance pool with various unaffiliated life insurance companies to mitigate the impact of a catastrophic event on our financial position and results of operations. Members of the pool share in the eligible catastrophic losses based on their size and contribution to the pool. The maximum loss we could incur as a result of losses assumed from other pool members is $7.4 million per event. As of the date of this filing, there have been no claims on the reinsurance pool.

In addition, Farm Bureau Life has an annual 100% quota share accidental death reinsurance agreement. Coverage includes all acts of terrorism including those of a nuclear, chemical or biological origin. Coverage is subject to an annual aggregate retention of $13.0 million. A maximum occurrence limit of $50.0 million applies to policies written on agents of the Company who are participating in Company-sponsored incentive trips. Additionally, a $200.0 million occurrence maximum applies the home office building. All other occurrence catastrophes are unlimited in amount.

Life insurance in force ceded totaled $11,999.3 million (23.1% of life insurance in force) at December 31, 2012 and $11,031.5 million (22.2% of life insurance in force) at December 31, 2011. Insurance premiums and product charges have been reduced by $28.9 million in 2012, $30.8 million in 2011 and $32.0 million in 2010 and insurance benefits have been reduced by $20.5 million in 2012, $15.5 million in 2011 and $15.3 million in 2010 as a result of cession agreements.

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

We have assumed closed blocks of certain life and annuity business through coinsurance and modified coinsurance agreements. Life insurance in force assumed totaled $612.9 million (1.5% of total life insurance in force) at December 31, 2012 and $588.8 million (1.5% of total life insurance in force) at December 31, 2011. Premiums and product charges assumed totaled $0.6 million in 2012, $0.4 million in 2011 and $1.6 million in 2010. Insurance benefits assumed totaled $0.3 million in 2012, less than $0.1 million in 2011 and $0.1 million in 2010.

Policy Provisions

Analysis of the Value of Insurance In Force Acquired

	Year ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Excluding impact of net unrealized investment gains and losses:
Balance at beginning of year	$38,062	$33,403	$35,123
Accretion of interest during the year	1,068	1,266	415
Amortization of asset	(6,630)	3,393	(2,135)
Balance prior to impact of net unrealized investment gains and losses	32,500	38,062	33,403
Impact of net unrealized investment gains and losses	(15,346)	(12,281)	(5,697)
Balance at end of year	$17,154	$25,781	$27,706

We periodically revise key assumptions used in the calculation of the value of insurance in force acquired through an “unlocking” process, which increased amortization $2.6 million in 2012. In addition, as described in Note 1, during 2011, refinements were made to the methods and assumptions used to calculate the amortization of value of insurance in force acquired, resulting in a $6.9 million reduction in amortization. Net amortization, based on expected future gross profits/margins, for the next five years is expected to be as follows: 2013 - $2.8 million; 2014 - $2.6 million; 2015 - $2.8 million; 2016 - $2.5 million; and 2017 - $2.4 million.

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

GMDB, IDB and GMIB Net Amount at Risk by Type of Guarantee

	December 31, 2012		December 31, 2011
	Separate Account Balance	Net Amount at Risk	Separate Account Balance	Net Amount at Risk
	(Dollars in thousands)
Guaranteed minimum death benefit:
Return of net deposits	$178,443	$1,346	$173,734	$2,209
Return the greater of highest anniversary value or net deposits	282,973	7,177	286,631	30,765
Incremental death benefit	252,925	35,502	230,248	24,252
Guaranteed minimum income benefit	38,072	—	35,371	10
Total		$44,025		$57,236

The separate account assets are principally comprised of stock and bond mutual funds. The net amount at risk for these contracts is based on the amount by which GMDB, IDB or GMIB exceeds account value. The reserve for GMDBs, IDBs or GMIBs, determined using modeling techniques and industry mortality assumptions, that is included in future policy benefits, totaled $1.9 million at December 31, 2012 and $2.1 million at December 31, 2011. The weighted average age of the contract holders with GMDB, IDB or GMIB rider was 60 years at December 31, 2012 and 55 years at December 31, 2011. Benefits paid for GMDBs, IDBs and GMIBs totaled $0.2 million for 2012, $0.3 million for 2011 and $0.4 million for 2010.

7. Income Taxes

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

Deferred income taxes have been established based upon the temporary differences between the financial statement and income tax bases of assets and liabilities. The reversal of the temporary differences will result in taxable or deductible amounts in future years when the related asset or liability is recovered or settled. A valuation allowance is required if it is more likely than not that a deferred tax asset will not be realized. In assessing the need for a valuation allowance we considered the scheduled reversal of deferred tax assets, projected future taxable income, taxable income from prior years available for recovery and tax planning strategies. Our tax planning strategies assume deferred tax assets related to unrealized losses on our investments are temporary as we have the ability to hold the investments until maturity, at which time, the existing temporary difference is expected to reverse. As such, we have determined that the establishment of a valuation allowance was not necessary at December 31, 2012 and 2011.

Income Tax Expenses (Credits)

	Year ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Taxes provided in consolidated statements of operations on:
Income from continuing operations before noncontrolling interest and equity income (loss):
Current	$(8,717)	$27,637	$21,977
Deferred	48,788	(8,840)	17,577
	40,071	18,797	39,554
Equity income (loss) - current	(6,260)	(890)	1,863
Discontinued operations	(382)	23,003	18,028
Loss on sale of subsidiary	(1,213)	(29,198)	—

Taxes provided in consolidated statements of changes in stockholders' equity:
Change in net unrealized investment gains/losses - deferred	67,866	70,261	106,391
Non-credit impairment losses - deferred	(3,222)	(2,294)	(12,689)
Issuance of shares under stock option plan - current	(2,392)	(656)	(936)
Issuance of shares under stock option plan - deferred	225	492	662
Adjustment related to change in funding status of postretirement benefit plans	(4,335)	(3)	164
	58,142	67,800	93,592
	$90,358	$79,512	$153,037

The consolidated statements of changes in stockholders' equity also include a tax reclassification of $2.5 million in 2010 related to the reclassification of an embedded credit derivative loss.

Effective Tax Rate Reconciliation to Federal Income Tax Rate

	Year ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Income from continuing operations before income taxes, noncontrolling interest and equity income (loss)	$118,184	$69,722	$117,088

Income tax at federal statutory rate (35%)	$41,364	$24,400	$40,980
Tax effect (decrease) of:
Tax-exempt dividend and interest income	(1,741)	(2,393)	(1,884)
Impact of incentive stock options	(341)	(1,029)	970
Other items	789	(2,181)	(512)
Income tax expense	$40,071	$18,797	$39,554

Tax Effect of Temporary Differences Giving Rise to Deferred Income Tax Assets and Liabilities

	December 31,
	2012	2011
	(Dollars in thousands)
Deferred income tax assets:
Future policy benefits	$20,865	$22,071
Accrued benefit and compensation costs	11,957	12,680
Loss on debt redemption	—	12,518
Loss carryforwards	18,259	35,859
Other	1,632	4,566
	52,713	87,694
Deferred income tax liabilities:
Fixed maturity and equity securities	219,372	121,568
Deferred acquisition costs	24,826	49,777
Value of insurance in force acquired	6,004	9,023
Other	10,944	7,667
	261,146	188,035
Net deferred income tax liability	$208,433	$100,341

We recognize the benefits of uncertain tax positions in accordance with the provisions of the FASB interpretation on accounting for uncertainty in income taxes. At December 31, 2012 and 2011, we have recorded an insignificant reserve for uncertain tax positions. Unrecognized tax benefits included in our reserve, if recognized, would impact our effective tax rate, although we do not expect these impacts to be material. We recognized interest related to unrecognized tax benefits in interest expense and related penalties in other expenses.

We do not expect any significant increases or decreases in the amount of our reserve for uncertain tax positions within the next twelve months. We are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2005. At December 31, 2012, we had non-life net operating loss carryforwards for federal income tax purposes totaling $52.1 million which expire beginning in 2029 through 2032.

8. Credit Arrangements

Long-term debt includes $97.0 million of our subordinated debt obligation to FBL Financial Group Capital Trust (the Trust). We issued 5% Subordinated Deferrable Interest Notes, due June 30, 2047 (the Notes) with a principal amount of $100.0 million to support $97.0 million of 5% Preferred Securities issued by the Trust. We also have a $3.0 million equity investment in the Trust, which is netted against the Notes on the consolidated balance sheets due to a contractual right of offset. The sole assets of the Trust are and will be the Notes and any interest accrued thereon. The interest payment dates on the Notes correspond to the distribution dates on the 5% Preferred Securities. The 5% Preferred Securities, which have a liquidation value of $1,000.00 per share plus accrued and unpaid distributions, mature simultaneously with the Notes. As of December 31, 2012 and 2011, 97,000 shares of 5% Preferred Securities were outstanding, all of which we unconditionally guarantee.

At December 31, 2012, long term debt also includes $50.0 million of 6.10% Senior Notes payable to affiliates. At December 31, 2011 we had 9.25% Senior Notes payable to affiliates totaling $100.0 million, which we refinanced in the second quarter of 2011 to $100.0 million of 6.10% Senior Notes, due May 3, 2015 and prepayable anytime at par. One note for $75.0 million was issued to Farm Bureau Property & Casualty and a $25.0 million note was issued to an investment affiliate of the Iowa Farm Bureau Federation (IFBF), our majority stockholder. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year. On December 30, 2011, we redeemed $50.0 million of the Senior Notes payable to Farm Bureau Property & Casualty in connection with the EquiTrust Life sale. The mandatory redemption provision that was triggered by the sale was waived by both affiliates for the remaining $50.0 million of Senior Notes.

As discussed in Note 2, on January 30, 2012 we extinguished $175.0 million of unaffiliated Senior Notes in accordance with the mandatory redemption provisions at the make-whole redemption price of $210.9 million.

9. Stockholders' Equity

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

Holders of the Class A common stock and Series B preferred stock vote together as a group in the election of Class A Directors (four to ten). The Class B common stock votes as a separate class to elect the Class B Directors (five to seven). Voting for the Directors is noncumulative. Ownership aspects of our Class B common stock are governed by a Class B Shareholder Agreement. The IFBF's ownership in the three classes of stock results in IFBF owning 72% of our voting stock as of December 31, 2012, and having the ability to control the company. Holders of Class A common stock and Class B common stock receive equal per-share common stock dividends.

In the fourth quarter of 2011, the Board of Directors approved a plan to repurchase up to $200.0 million of Class A common stock. In the fourth quarter of 2012, the Board of Directors approved additional repurchases up to $30.0 million of Class A common stock. These repurchase plans authorize us to make repurchases in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. We repurchased 5.5 million shares of stock for $181.9 million in 2012 and 0.4 million shares of stock for $13.6 million in 2011. Completion of this program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares, if any, that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

10. Retirement and Compensation Plans

Defined Benefit Pension Plans

We participate in various defined benefit pension plans (the Plans), including a multiemployer plan. The multiemployer plan is considered qualified under Internal Revenue Service regulations, and covers substantially all our employees and the employees of the other participating companies who have attained age 21 and one year of service. We also have a plan which provides supplemental pension benefits to employees with salaries and/or pension benefits in excess of the qualified limits imposed by federal law. Benefits of these plans are based on years of service and the employee's compensation. The plans are discussed below.

Multiemployer Defined Benefit Plan

The FBL Financial Group Retirement Plan (the Multiemployer Plan) is considered a multiemployer plan, with the participation of unaffiliated and affiliated organizations along with FBL Financial Group, Inc and its subsidiaries. Under the multiemployer plan structure, our contributions are commingled with those of the other employers to fund the plan benefit obligations. Should a participating employer be unable to provide funding, the remaining employers would be required to continue funding all future obligations. If an employer elects to discontinue participation, prior to departure they will be required to contribute their portion of the unfunded pension obligation associated with their employees. This required contribution will be based on an actuarial estimate of future benefit obligations, which as an estimate may not ultimately be sufficient to fund future actual benefits. None of the participating employers have provided notice that they would be discontinuing participation in the Multiemployer Plan or would otherwise be unable to continue providing their share of required funding as of December 31, 2012.

Contributions are made each year, resulting in the Multiemployer Plan being partially funded for payment of projected future benefit obligations. Beginning in 2013, no new participants will enter the Multiemployer Plan and those participants who had not attained age 40 and 10 years of service as of December 31, 2012 will no longer accrue additional years of service in the Multiemployer Plan.

Multiemployer Plan name	FBL Financial Group Retirement Plan
Employer identification number	42-1411715
Plan number	1
FBL's contributions (in thousands)
2012	$15,000
2011	$15,000
2010	$15,000

Net periodic pension cost of the Multiemployer Plan is allocated between participating employers on a basis of time incurred by the respective employees for each employer. Such allocations are reviewed annually. This Multiemployer Plan was not subject to collective bargaining agreements, a financial improvement plan or a rehabilitation plan. No surcharges were required to be paid to the Multiemployer Plan during 2012, 2011 or 2010. We are the primary employer in the Multiemployer Plan, providing more than 5 percent of the total contributions during 2012, 2011 or 2010.

Other Defined Benefit Plans

The other defined benefit plans (the Other Plans) provide benefits in addition to those offered under the Multiemployer Plan, to certain of our employees or those of our affiliates. These non-qualified benefit plans are unfunded, with contributions provided as necessary to fund current benefit obligations. Net periodic pension cost of the Other Plans is allocated between the subsidiaries of FBL Financial Group, Inc. and the Farm Bureau affiliated property-casualty companies on a basis of time incurred by the respective employees for each company.

Funding Status and Net Periodic Pension Costs

	Multiemployer Plan			Other Plans
	As of and for the year ended December 31,			As of and for the year ended December 31,
	2012		2011	2012	2011
	(Dollars in thousands)
Change in projected benefit obligation:
Net benefit obligation at beginning of the year	$283,613		$258,083	$26,562	$25,565
Service cost	8,117		7,938	442	258
Interest cost	12,706		12,620	1,160	1,215
Actuarial loss	43,015		18,813	1,890	3,390
Benefits paid	(17,131)		(13,841)	(3,390)	(3,866)
Projected benefit obligation	330,320		283,613	26,664	26,562

Change in plan assets:
Fair value of plan assets at beginning of the year	205,054		200,280	—	—
Actual return on plan assets	17,077	—	3,615	—	—
Employer contributions	15,000		15,000	3,390	3,866
Benefits paid	(17,131)		(13,841)	(3,390)	(3,866)
Fair value of plan assets at end of the year	220,000		205,054	—	—
Underfunded status at end of the year	$(110,320)		$(78,559)	$(26,664)	$(26,562)

Accumulated benefit obligation	$291,728		$249,218	$24,642	$23,671

For all the Plans we participate in, the accumulated benefit obligation exceeds the fair value of plan assets. The projected benefit obligations, accumulated benefit obligation and fair value of plan assets are included above.

Net Periodic Pension Costs Incurred by the Plans

	Multiemployer Plan			Other Plans
	As of and for the year ended December 31,			As of and for the year ended December 31,
	2012	2011	2010	2012	2011	2010
	(Dollars in thousands)
Service cost	$8,117	$7,938	$7,073	$442	$258	$237
Interest cost	12,706	12,620	12,798	1,160	1,215	1,432
Expected return on assets	(14,081)	(13,845)	(12,663)	—	—	—
Amortization of prior service cost	424	1,724	920	(11)	(225)	(191)
Amortization of actuarial loss	9,467	7,003	6,193	1,108	890	771
Net periodic pension cost	$16,633	$15,440	$14,321	$2,699	$2,138	$2,249

The Plans' prior service costs are amortized using a straight-line amortization method over the average remaining service period of the employees. For actuarial gains and losses, we use a corridor to determine the amounts to amortize. For the Multiemployer Plan it is expected that net periodic pension cost in 2013 will include $12.4 million for amortization of the actuarial loss and $0.1 million of prior service cost amortization. For the Other Plans it is expected that net periodic pension cost in 2013 will include $1.3 million for amortization of the actuarial loss and less than ($0.1) million of prior service cost amortization.

We expect contributions to be paid to the Multiemployer Plan by us and affiliates for 2013 to be approximately $22.5 million, of which $7.4 million is expected to be contributed by us. We expect contributions to be paid to the Other Plans by us and affiliates for 2013 to be approximately $3.8 million, of which $2.0 million is expected to be contributed by us. Expected benefits to be paid under the Multiemployer Plan are as follows: 2013 - $20.3 million, 2014 - $22.8 million, 2015 - $24.7 million, 2016 - $23.0 million, 2017 - $21.1 million and 2018 through 2022 - $107.4 million. Expected benefits to be paid under the Other Plans are as follows: 2013 - $3.8 million, 2014 - $3.3 million, 2015 - $3.5 million, 2016 - $3.1 million, 2017 - $2.0 million and 2018 through 2022 - $9.4 million.

FBL's Proportionate Share of Prepaid or Accrued Pension Cost

	Multiemployer Plan		Other Plans
	As of and for the year ended December 31,		As of and for the year ended December 31,
	2012	2011	2012	2011
	(Dollars in thousands)
Amount recognized in FBL's statement of financial position
Prepaid benefit cost	$14,511	$15,005	$696	$1,477
Accrued benefit cost	—	—	(19,608)	(8,396)
Net amount recognized	$14,511	$15,005	$(18,912)	$(6,919)

Amount recognized in FBL's accumulated other comprehensive income, before taxes (1) (2)
Net actuarial loss			$12,274	$—
Prior service cost			(35)	—
Net amount recognized			$12,239	$—

(1)
For multiemployer plans, the funded status is not required to be recognized as an asset or liability in the consolidated balance sheets. The unrecognized liability for the underfunded status of our Multiemployer Plan totaled $110.3 million at December 31, 2012 and $78.6 million at December 31, 2011.

(2)
During 2012, we determined that our nonqualified employee benefit plans should apply single employer plan accounting. The change had no impact on earnings, although resulted in an immaterial reduction of accumulated other comprehensive income.

Weighted Average Assumptions Used to Determine Benefit Obligation
	December 31
	2012	2011
Discount rate	4.18%	4.67%
Annual salary increases	3.00%	4.00%

We estimate the discount rate by projecting and discounting future benefit payments inherent in the projected benefit obligation using a "spot" yield curve known as the Principal Pension Discount yield curve (Principal Curve). This curve is constructed by using bid-price data from two Barclays Capital bond indices, Aggregate Index and Short Term Index. In addition, the bonds included must meet the following criteria: corporate issues with no options; fixed rate coupon; divergence of coupon rate from the current yield not exceeding 500 basis points; a rating of double A or higher from Moody's and/or S&P; and a rating of double A or higher from Moody's and S&P if maturity is less than 1 year. As of December 31, 2011 there were changes to the Principal Curve to use the 30-year spot for all periods beyond 30 years.
Our expected long-term return on plan assets represents the rate of earnings expected in the funds invested to provide for anticipated benefit payments. We have analyzed the expected rates of return on assets and determined that a long-term return of 7.00% is reasonable based on the current and expected asset allocations and on the Multiemployer Plan's historical investment performance and best estimates for future investment performance.

Weighted Average Assumptions Used to Determine Net Periodic Pension Cost

	Year Ended December 31,
	2012	2011	2010
Discount rate	4.67%	5.09%	5.52%
Expected long-term return on plan assets	7.00%	7.00%	7.00%
Annual salary increases	4.00%	4.00%	4.00%

Multiemployer Plan Assets

The Multiemployer Plan assets are primarily invested in annuity products and insurance company pooled separate accounts that invest predominately in equity securities and real estate. We have certain pension obligations that are fully funded though annuity contracts with Farm Bureau Life which are presented as funded annuity contracts below. For 2012, excluding the funded annuity contracts, we employed a long-term investment strategy of diversifying the Multiemployer Plan assets with 60% in fixed income investments and 40% in equities. At December 31, 2012, the Multiemployer Plan assets were invested approximately 60% in fixed income investments and 40% in diversified equities. The fixed income investments consist primarily of the group annuity contract and fixed income securities held in pooled separate accounts. The equity securities are in pooled separate accounts and mutual funds. Our investment strategy is to (1) achieve a long-term return sufficient to satisfy all Multiemployer Plan obligations, (2) assume a prudent level of risk and (3) maintain adequate liquidity. During 2013, while our overall investment strategy remains relatively the same, we have a new asset strategy whereby approximately 55% of Multiemployer Plan assets will be invested in fixed income securities, 40% in diversified equities and 5% in alternative investments. The expected return on Multiemployer Plan assets is set at the long-term rate expected to be earned based on the long-term investment strategy of the Multiemployer Plan. In estimating the expected rate of return for each asset class, we take into account factors such as historical rates of return, expected future risk free rates of return and anticipated returns expected given the risk profile of each asset class.

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

•	Mutual funds: the net asset value of our mutual funds is based on quoted market prices available in active markets.

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

Level 3 - Inputs are unobservable and require management's judgment about the assumptions that market participants would use in pricing the assets.

Fair Values of the Multiemployer Plan Assets by Asset Category and Hierarchy Levels

	December 31, 2012
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Mutual funds: (1)
U.S. equity funds	$30,535	$—	$—	$30,535
International funds	20,506	—	—	20,506
Pooled separate accounts: (1)
Short-term fixed income funds	—	520	—	520
Fixed income funds	—	10,504	—	10,504
U.S. equity funds	—	25,495	—	25,495
Real estate fund	—	9,930	—	9,930
Annuities: (2)
Group annuity contract	—	—	109,275	109,275
Funded annuity contracts	—	—	13,235	13,235
Total	$51,041	$46,449	$122,510	$220,000

	December 31, 2011
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Mutual funds: (1)
U.S. equity funds	$27,229	$—	$—	$27,229
International equity funds	15,298	—	—	15,298
Pooled separate accounts: (1)
Short-term fixed income funds	—	1,769	—	1,769
Fixed income funds	—	10,239	—	10,239
U.S. equity funds	—	25,748	—	25,748
Real estate fund	—	8,791	—	8,791
Annuities: (2)
Group annuity contract	—	—	101,970	101,970
Funded annuity contracts	—	—	14,010	14,010
Total	$42,527	$46,547	$115,980	$205,054

(1)	Represents mutual funds and pooled separate account investments with Principal Life Insurance Company.

(2)	Represents group annuity contracts with Farm Bureau Life.

Level 3 Multiemployer Plan Asset Changes in Fair Value

	December 31, 2012
			Return on assets
	December 31, 2011	Purchases (disposals), net	Held at year end	Sold during year	Transfers into (out) of level 3 (1)	December 31, 2012
	(Dollars in thousands)
Group annuity contract	$101,970	$2,838	$4,467	$—	$—	$109,275
Funded annuity contracts	14,010	(1,621)	846	—	—	13,235
Total	$115,980	$1,217	$5,313	$—	$—	$122,510

	December 31, 2011
			Return on assets
	December 31, 2010	Purchases (disposals), net	Held at year end	Sold during year	Transfers into (out) of level 3 (2)	December 31, 2011
	(Dollars in thousands)
Group annuity contract	$93,440	$4,016	$4,514	$—	$—	$101,970
Funded annuity contracts	14,487	(1,362)	885	—	—	14,010
Equity securities - domestic real estate	5,306	—	—	—	(5,306)	—
Total	$113,233	$2,654	$5,399	$—	$(5,306)	$115,980

(1)	There were no transfers into or out of Level 3 or between Level 1 and Level 2 during 2012.

(2)
Transfers out of Level 3 resulted from the lifting of a temporary withdrawal limitation that had been placed on the pooled separate account related to past turmoil in the credit markets. This investment can now be redeemed at the net asset value as of the measurement date. Certain Level 2 investments held in pooled separate accounts were sold and replaced by Level 1 investments in mutual funds during 2011.

Other Retirement Plans

We participate with several affiliates in a 401(k) defined contribution plan which covers substantially all employees. We contributed cash in an amount equal to 100% of an employee's contributions up to 2% of the annual salary contributed by the employee and an amount equal to 50% of an employee's contributions between 2% and 4% of the annual salary contributed by the employee. Costs are allocated among the affiliates on a basis of time incurred by the respective employees for each company. Expense related to the plan totaled $0.9 million in 2012 and 2011 and $0.8 million in 2010. Beginning in 2013, new employees and current employees who had not attained age 40 and 10 years of service as of January 1, 2013 will receive a larger matching contribution as well as a discretionary company contribution.

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

In addition to benefits offered under the aforementioned benefit plans, we and several other affiliates sponsor a plan that provides group term life insurance benefits to retirees who have worked full-time for ten years and attained age 55 while in service. Postretirement benefit expense for this plan is allocated in a manner consistent with pension expense discussed above. We also have two single employer plans that provide health and medical benefits to a small group of retirees. Postretirement benefit expense aggregated $0.1 million in 2012, 2011 and 2010. Changes in the underfunded status of these plans, reported in other comprehensive income, aggregated ($0.1) million in 2012, less than ($0.1) million in 2011 and $0.5 million in 2010.

Share-based Compensation Plans

We have three share-based payment arrangements under our Class A Common Stock Compensation Plan, which are described below. Compensation expense for these arrangements totaled $2.1 million for 2012, $5.0 million for 2011 and $3.0 million for 2010. The income tax benefit recognized in the statements of operations for these arrangements totaled $0.9 million for 2012, $1.9 million for 2011 and $0.9 million for 2010.

In 2011, we introduced a Cash-Based Restricted Stock Unit Plan. Compensation expense for arrangements under this plan totaled $0.2 million for 2012 and $0.6 million for 2011. The income tax benefit recognized in the statements of operations for this arrangement totaled $0.1 million in 2012 and $0.3 million in 2011.

Stock Option Awards

We no longer grant stock options beginning in 2012. In 2011 and prior years, we granted stock options for Class A common stock to officers and employees, which have a contractual term of 10 years and vest over a period up to five years, contingent upon continued employment with us. Prior to 2009, we also granted stock options for Class A common stock to directors, which were fully vested upon grant and had a contractual term that varied with the length of time the director remained on the Board, up to 10 years. The share price for all options is equal to the fair value of the common stock on the grant date. The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option valuation model.

Assumptions Used in our Valuation Model

	Year ended December, 31
	2011	2010
Weighted average risk-free interest rate	2.01%	2.65%
Dividend yield	1.30%	1.30%
Weighted average volatility factor of the expected market price	0.67	0.64
Weighted average expected term	5.2 years	5.3 years

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. We use the historical realized volatility of our stock for the expected volatility assumption within the valuation model. The weighted average expected term for the majority of our options was calculated using average historical behavior.

Stock Option Activity
	Number of Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
	(Dollars in thousands, except per share data)
Shares under option at January 1, 2012	1,833,620	$27.03
Exercised	(447,060)	21.66
Forfeited or expired	(74,892)	29.90
Shares under option at December 31, 2012	1,311,668	28.67	4.21	$8,127

Vested at December 31, 2012 or expected to vest in the future	1,308,318	$28.69	4.20	$8,090
Exercisable options at December 31, 2012	996,460	$30.81	3.38	$4,257

(1)	Represents the difference between the share price and exercise price for each option, excluding options where the exercise price is above the share price, at December 31, 2012.

The weighted average grant-date fair value of options granted per common share was $14.90 for 2011 and $9.47 for 2010. The intrinsic value of options exercised during the year totaled $5.4 million for 2012, $3.5 million for 2011 and $1.5 million for 2010.

Unrecognized compensation expense related to nonvested share-based compensation granted under the stock option arrangement totaled $0.8 million as of December 31, 2012. This expense is expected to be recognized over a weighted-average period of 1.5 years.

We issue new shares to satisfy stock option exercises. We do not have a policy of repurchasing shares on the open market to satisfy share-based payment arrangements. Cash received from stock options exercised totaled $9.7 million for 2012, $7.5 million for 2011 and $3.7 million for 2010. The actual tax benefit realized from stock options exercised totaled $1.8 million for 2012, $1.1 million for 2011 and $0.5 million for 2010.

Nonvested Stock Awards

We no longer grant nonvested Class A common stock beginning in 2012. In 2011 and prior years, we granted nonvested Class A common shares to certain executives. The restrictions on these shares lapse and the shares vest if we meet or exceed operating goals, such as earnings per share, book value and expense targets, within or during a three year period. Depending on performance, the actual amount of shares issued could range from zero to 100% of the granted amount. The value of the awards is based on the grant date fair value of the nonvested stock adjusted for expected forfeitures and an estimate of the number of shares expected to vest. The estimate for the number of shares to vest is reviewed each period and the impact of any changes in the estimate on expense is recorded in the current period. These awards are charged to expense using the straight-line method over the required service period. Dividends on the restricted stock during the restriction period are contingent upon vesting.

While ultimately beneficial to the Company, the EquiTrust Life sale reduced our 2011 operating results, making achievement of the performance goals related to the 2011 nonvested shares significantly more difficult. In recognition of the increased difficulty in achieving the goals, the 2011 nonvested shares were modified. The modification canceled the 2011 nonvested shares on December 30, 2011 for those participants still employed by the Company. Four executives received cash payments for the value of their restricted stock as of December 15, 2011. In 2012, the remaining executives were granted cash settled restricted stock units equal to 82.75% of the 2011 nonvested shares granted. In addition, nonvested shares granted to the chief executive officer during 2011 and 2010, had restrictions lapsing in 2014 based on book value targets that were also significantly more difficult to achieve with the EquiTrust Life sale. As a result, those nonvested shares were canceled in exchange for an agreed upon cash payout. A portion of the agreed upon amount will be distributed annually subject to the limits set forth in the Internal Revenue Code 162(m).

Nonvested Stock Activity
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Nonvested stock at January 1, 2012	328,534	$13.18
Released	(133,040)	3.34
Forfeited or canceled	(52,846)	19.63
Nonvested stock at December 31, 2012	142,648	19.96

The expense related to the unvested share-based compensation granted under the nonvested stock arrangement has been fully recognized at December 31, 2012. The tax benefit realized from nonvested stock released to employees was $1.6 million in 2012, less than $0.1 million in 2011 and $0.7 million in 2010. We have a policy of withholding shares to cover estimated future tax payments.

Other Stock Awards

Directors received a cash payment instead of stock awards during 2012. Directors were awarded nonrestricted Class A common shares totaling 24,806 during 2011 and 31,160 during 2010. The value of the stock was based on the fair value on the date of the grant. The tax benefit realized from the shares awarded to directors was $0.3 million in 2011 and 2010.

Shares of Class A common stock available for grant as additional awards under the Class A Common Stock Compensation Plan totaled 3,377,309 at December 31, 2012.

Cash-Based Restricted Stock Units

We granted cash-based restricted stock units to certain executives in 2012. The restricted stock units will vest and be paid out in cash over 5 years, contingent on continued employment with us. As discussed above, cash-based restricted stock units were also granted to certain executives in 2012 as a modification of the 2011 nonvested stock grants. These restricted stock units will vest and be paid out in cash after a two-year required service period. The nonvested stock was canceled in 2011 with the understanding that restricted stock units would be granted in their place in 2012. The compensation expense for restricted stock units recorded in 2011 was based on the service period completed in 2011 for the modified awards.

The amount payable per unit awarded is equal to the price per share of the Company's common stock at settlement of the award, and as such, we measure the value of the award each reporting period based on the current stock price. The effects of changes in the stock price during the service period are recognized as compensation cost over the service period.

We also issued performance cash-based restricted stock units to an executive. Vesting of these units was dependent upon meeting or exceeding earnings per share and book value operating goals as well as continued employment with the Company. These restricted stock units were canceled in 2012 because the continued employment requirement was not met.

Restricted Stock Unit Activity
	Number of Units	Weighted-Average Grant-Date Fair Value per Unit
Restricted stock units at January 1, 2012	—	$—
Granted	310,560	35.10
Vested	—	—
Forfeited or canceled	(225,001)	35.17
Restricted stock units at December 31, 2012	85,559	34.91

Unrecognized compensation expense related to unvested restricted stock units based on the stock price at December 31, 2012 totaled $1.8 million. This expense is expected to be recognized over a weighted-average period of 2.2 years. Dividends are not paid on restricted stock units. There were no cash payments made for vested restricted stock units during 2012.

Other

We have a Director Compensation Plan under which non-employee directors on our Board may elect to receive a portion of their compensation in the form of cash or deferred cash-based stock units. Cash-based stock units outstanding total 12,073 at December 31, 2012. Prior to 2012, deferred stock units were used instead of deferred cash-based stock units. Under this plan, we have deferred stock units outstanding totaling 110,971 at December 31, 2012 and 110,545 at December 31, 2011. At December 31, 2012, there were 122,502 shares of Class A common stock available for future issuance under the Director Compensation Plan. We also have an Executive Salary and Bonus Deferred Compensation Plan under which officers of the Company, who are required to meet certain stated common stock ownership guidelines, are allowed to use their base salary and annual cash bonus to purchase deferred cash-based stock units. Cash-based stock units outstanding total 3,189 at December 31, 2012. Prior to 2012, deferred stock units were used instead of deferred cash-based stock units. Under this plan, we have deferred stock units outstanding totaling 97,903 at December 31, 2012 and 92,736 at December 31, 2011. At December 31, 2012, shares of Class A common stock available for future issuance under this plan totaled 116,325. We also have an Executive Excess 401(k) Plan under which officers of the Company who meet salary guidelines and 401(k) contribution guidelines are allowed to purchase unregistered deferred cash-based stock units. Cash based stock units outstanding total 44 at December 31, 2012. Prior to 2012, deferred stock units were used instead of deferred cash-based stock units. Under this plan, we have deferred stock units outstanding totaling 4,122 at December 31, 2012 and 4,071 at December 31, 2011.

11. Management and Other Agreements

We share certain office facilities and services with the IFBF and its affiliated companies. These expenses are allocated on the basis of cost and time studies that are updated annually and primarily consist of rent, salaries and related expenses, travel and other operating costs. We also have an expense allocation agreement with Farm Bureau Property & Casualty for the use of property and equipment. Expense relating to this agreement totaled $1.1 million in 2012, $1.0 million in 2011 and $1.3 million in 2010.

We have management agreements, which include Farm Bureau Property & Casualty and other affiliates, under which we provide general business, administrative and management services. Fee income for these services totaled $1.9 million in 2012, $3.7 million in 2011 and $3.4 million in 2010. In addition, Farm Bureau Management Corporation, a wholly-owned subsidiary of the IFBF, provides certain management services to us under a separate arrangement. We incurred related expenses totaling $1.0 million in 2012, 2011 and 2010.

We have service agreements with the Farm Bureau-affiliated property-casualty companies operating within our marketing territory, including Farm Bureau Property & Casualty and another affiliate. Under the service agreements, the property-casualty companies are responsible for development and management of our agency force for a fee. We incurred expense totaling $10.0 million in 2012, $9.7 million in 2011 and $8.7 million in 2010 relating to these arrangements.

We are licensed by the IFBF to use the "Farm Bureau" and "FB" designations in Iowa. In connection with this license, we incurred royalty expense totaling $0.5 million in 2012, 2011 and 2010. We have similar arrangements with other state Farm Bureau organizations in our market territory. Total royalty expense to Farm Bureau organizations other than the IFBF totaled $1.4 million in 2012 and $1.5 million in 2011 and 2010. The royalty agreement with the IFBF provides them an option to terminate the agreement when the quarterly common stock dividend is below $0.10 per share.

12. Commitments and Contingencies

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

We lease our home office properties under a 10-year operating lease from a wholly-owned subsidiary of the IFBF. Future remaining minimum lease payments under this lease, as of December 31, 2012, are as follows: 2013 - $2.5 million, 2014 - $2.5 million, 2015 - $2.5 million, 2016 - $2.5 million, 2017 - $2.5 million and thereafter, through 2021 - $10.1 million. Rent expense for the lease totaled $4.5 million in 2012, $3.6 million in 2011 and $3.3 million in 2010. These amounts are net of $0.2 million in 2012 and $1.4 million in 2011 and 2010 in amortization of a deferred gain on the exchange of our home office properties for common stock in 1998. The remaining unamortized deferred gain totaled $1.6 million at December 31, 2012 and $1.7 million at December 31, 2011.

From time to time, assessments are levied on our insurance subsidiaries by guaranty associations in most states in which the subsidiaries are licensed. These assessments, which are accrued for, are to cover losses of policyholders of insolvent or rehabilitated companies. In some states, these assessments can be partially recovered through a reduction in future premium taxes. Recoveries (expenses) for guaranty fund assessments, net of related premium tax offsets, totaled less than $0.1 million in 2012, $0.1 million in 2011 and less than ($0.1) million in 2010.

13. Earnings per Share

Computation of Earnings Per Common Share

	Year ended December 31,
	2012	2011	2010
	(Dollars in thousands, except per share data)
Numerator:
Net income attributable to FBL Financial Group, Inc.	$79,940	$40,739	$115,658
Less: Net income (loss) from discontinued operations	(2,939)	(11,464)	34,587
Less: Dividends on Series B preferred stock	150	150	150
Income available to common stockholders from continuing operations	$82,729	$52,053	$80,921

Denominator:
Weighted-average shares - basic	27,497,146	30,726,009	30,398,180
Effect of dilutive securities - stock-based compensation	341,402	489,014	320,436
Weighted-average shares - diluted	27,838,548	31,215,023	30,718,616

Earnings per common share:
Income from continuing operations	$3.01	$1.69	$2.66
Income (loss) from discontinued operations	(0.11)	(0.37)	1.14
Total earnings per share	$2.90	$1.32	$3.80

Earnings per common share - assuming dilution:
Income from continuing operations	$2.97	$1.67	$2.63
Income (loss) from discontinued operations	(0.10)	(0.37)	1.13
Total earnings per share	$2.87	$1.30	$3.76

Antidilutive stock options excluded from diluted earnings per share	790,216	1,042,587	1,785,315

14. Statutory Insurance Information

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

Farm Bureau Life Statutory Information

	Year ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Net gain from operations (excludes impact of realized gains and losses on investments)	$92,988	$87,792	$65,149
Net income	86,589	72,653	72,296

	December 31,
	2012	2011
	(Dollars in thousands)
Capital and surplus	$547,398	$509,151

State laws specify regulatory actions if an insurer's risk-based capital (RBC) ratio, a measure of solvency, falls below certain levels. The NAIC has a standard formula for annually assessing RBC based on the various risk factors related to an insurance company's capital and surplus, including insurance, business, asset and interest rate risks. At December 31, 2012, Farm Bureau Life exceeded the minimum RBC requirements.

Farm Bureau Life's ability to pay dividends to the parent company is restricted by the Iowa Insurance Holding Company Act to earned surplus arising from its business. In addition, prior approval of the Iowa Insurance Commissioner is required for a dividend distribution of cash or other property whose fair value, together with that of other dividends made within the preceding 12 months, exceeds the greater of (i) 10% of adjusted policyholders' surplus as of the preceding year end, or (ii) the statutory net gain from operations of the insurer for the preceding calendar year. During 2013, the maximum amount legally available for distribution to FBL Financial Group, Inc. from Farm Bureau Life without further regulatory approval is $93.0 million.

15. Segment Information

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

We analyze our segment results based on pre-tax operating income. Accordingly, income taxes are not allocated to the segments. In addition, operating results are reported net of transactions between the segments. Operating income for the three years ended December 31, 2012 represents net income excluding, as applicable, the impact of:

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

Financial Information Concerning our Operating Segments

	Year ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Operating revenues:
Annuity	$192,001	$182,640	$167,499
Life Insurance	367,853	352,956	340,125
Corporate and Other	93,443	90,580	83,127
	653,297	626,176	590,751
Realized gains (losses) on investments (1)	465	(8,286)	11,625
Change in net unrealized gains/losses on derivatives (1)	1,778	447	3,966
Consolidated revenues	$655,540	$618,337	$606,342

Net investment income:
Annuity	$191,211	181,974	166,932
Life Insurance	138,076	134,999	132,414
Corporate and Other	30,259	25,890	21,228
	359,546	342,863	320,574
Change in net unrealized gains/losses on derivatives (1)	1,778	447	3,966
Consolidated net investment income	$361,324	$343,310	$324,540

Depreciation and amortization:
Annuity	$8,271	$8,469	$5,992
Life Insurance	25,727	14,981	20,882
Corporate and Other	5,225	8,668	9,480
	39,223	32,118	36,354
Realized gains/losses on investments (1)	1,200	919	1,640
Change in net unrealized gains/losses on derivatives (1)	709	(987)	861
Consolidated depreciation and amortization	$41,132	$32,050	$38,855

Financial Information Concerning our Operating Segments - continued

	Year ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Pre-tax operating income:
Annuity	$55,910	$58,263	$49,683
Life Insurance	43,741	50,502	53,732
Corporate and Other	16,856	2,293	5,561
	116,507	111,058	108,976
Income taxes on operating income	(33,748)	(32,240)	(36,688)
Realized gains/losses on investments (1)	(477)	(5,983)	6,491
Change in net unrealized gains/losses on derivatives (1)	619	932	2,292
Loss on debt redemption (1)	(22)	(21,564)	—
Income (loss) from discontinued operations	(2,939)	(11,464)	34,587
Consolidated net income attributable to FBL Financial Group, Inc.	$79,940	$40,739	$115,658

	December 31,
	2012	2011
	(Dollars in thousands)
Assets:
Annuity	$3,627,891	$3,426,392
Life Insurance	2,609,255	2,503,784
Corporate and Other	1,735,996	1,914,070
	7,973,142	7,844,246
Unrealized gains in accumulated other comprehensive income (1)	444,584	265,122
Consolidated assets	$8,417,726	$8,109,368

(1)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred acquisition costs, value of insurance in force acquired and income taxes attributable to these items.

Depreciation and amortization related to property and equipment are allocated to the product segments while the related property, equipment and capitalized software are allocated to the Corporate and Other segment. Depreciation and amortization for the Corporate and Other segment include $2.4 million for 2012, $1.8 million for 2011 and $2.2 million for 2010 relating to leases with affiliates. In the consolidated statements of operations, we record these depreciation amounts net of related lease income from affiliates.

Our investment in equity method investees, the related equity income and interest expense are attributable to the Corporate and Other segment. Expenditures for long-lived assets were not significant during the periods presented above. Goodwill at December 31, 2012 and 2011 was allocated among the segments as follows: Annuity ($3.9 million) and Life Insurance ($6.1 million).

Premiums collected, which is not a measure used in financial statements prepared according to GAAP, include premiums received on life insurance policies and deposits on annuities and universal life-type products. Net premiums collected totaled $646.3 million in 2012, $678.9 million in 2011 and $634.5 million in 2010.

Under GAAP, premiums on whole life and term life policies are recognized as revenues over the premium-paying period and reported in the Life Insurance segment. The following chart provides a reconciliation of life insurance premiums collected to those reported in the GAAP financial statements.

Reconciliation of Traditional Life Insurance Premiums, Net of Reinsurance

	Year ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Traditional and universal life insurance premiums collected	$255,709	$229,468	$213,445
Premiums collected on interest sensitive products	(81,212)	(60,702)	(51,230)
Traditional life insurance premiums collected	174,497	168,766	162,215
Change in due premiums and other	589	(247)	(159)
Traditional life insurance premiums	$175,086	$168,519	$162,056

There is no comparable GAAP financial measure for premiums collected on annuities and universal life-type products. GAAP revenues for those interest sensitive and variable products consist of various policy charges and fees assessed on those contracts, as summarized in the chart below.

Interest Sensitive Product Charges by Segment

	Year ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Annuity
Surrender charges and other	$775	$664	$557

Life Insurance
Administration charges	$11,726	$9,922	$8,827
Cost of insurance charges	39,886	37,334	34,701
Surrender charges	943	578	549
Amortization of policy initiation fees	2,354	1,313	1,292
Total	$54,909	$49,147	$45,369

Corporate and Other
Administration charges	$5,975	$6,317	$6,884
Cost of insurance charges	29,638	29,794	29,670
Surrender charges	780	1,151	1,572
Separate account charges	8,372	8,748	8,574
Amortization of policy initiation fees	961	1,282	1,255
Total	$45,726	$47,292	$47,955

Consolidated interest sensitive product charges	$101,410	$97,103	$93,881

Premium Concentration by State

	Year ended December 31,
	2012	2011	2010
Life and annuity collected premiums:
Iowa	28.7%	26.5%	25.9%
Kansas	21.9	20.9	23.5
Oklahoma	7.3	9.2	9.0

16. Quarterly Financial Information (Unaudited)

Unaudited Quarterly Results of Operations

	2012
Quarter ended	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share data)
Premiums and product charges	$68,355	$70,098	$67,524	$70,519
Net investment income	86,888	89,423	93,482	91,531
Realized gains (losses) on investments	(643)	732	1,462	(1,099)
Total revenues	159,605	165,982	165,359	164,594
Net income from continuing operations	19,499	20,277	20,487	22,533
Income (loss) from discontinued operations	(2,932)	(84)	55	22
Net income (loss) attributable to FBL Financial Group, Inc.	16,587	20,291	20,476	22,586

Earnings per common share:
Income from continuing operations	$0.64	$0.74	$0.77	$0.87
Income (loss) from discontinued operations	(0.10)	—	—	—
Earnings per common share	$0.54	$0.74	$0.77	$0.87
Earnings per common share - assuming dilution:
Income from continuing operations	$0.63	$0.73	$0.76	$0.86
Income (loss) from discontinued operations	(0.10)	—	—	—
Earnings per common share - assuming dilution	$0.53	$0.73	$0.76	$0.86

	2011
Quarter ended	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share data)
Premiums and product charges	$65,516	$68,185	$65,131	$66,790
Net investment income	83,785	88,066	85,451	86,008
Realized gains (losses) on investments	108	(10)	(868)	(7,526)
Total revenues	154,408	160,221	154,570	149,138
Net income from continuing operations	18,782	24,224	15,714	(6,514)
Income (loss) from discontinued operations	6,267	11,997	11,354	(41,079)
Net income (loss) attributable to FBL Financial Group, Inc.	25,051	36,239	27,069	(47,620)

Earnings (loss) per common share:
Income (loss) from continuing operations	$0.61	$0.79	$0.51	(0.21)
Income (loss) from discontinued operations	0.20	0.39	0.37	(1.34)
Earnings (loss) per common share	$0.81	$1.18	$0.88	$(1.55)
Earnings (loss) per common share - assuming dilution:
Income (loss) from continuing operations	$0.60	$0.78	$0.50	$(0.21)
Income (loss) from discontinued operations	0.20	0.38	0.36	(1.34)
Earnings (loss) per common share - assuming dilution	$0.80	$1.16	$0.86	$(1.55)

In the fourth quarter of 2011, income (loss) from discontinued operations decreased $54.1 million from the loss on sale of subsidiary and net income (loss) from continuing operations decreased $21.6 million due to a loss on debt redemption required from the sale. Net income (loss) from continuing operations increased $4.8 million in the second quarter of 2011 due to the impact of refining actuarial estimates as discussed in Note 1.

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

Our internal control over financial reporting changes from time-to-time as we modify and enhance our systems and processes to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. Any significant changes in controls are evaluated prior to implementation to help ensure the continued effectiveness of our internal controls and internal control environment. While changes have taken place in our internal controls during the quarter ended December 31, 2012, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

See Item 8 for Management's Report on Internal Control Over Financial Reporting. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this examination.

ITEM 9B. OTHER INFORMATION

There is no information required to be disclosed on Form 8-K for the quarter ended December 31, 2012 which has not been previously reported.

PART III

The information required by Part III, Items 10 through 14, is hereby incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2012.

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

3.	Exhibits.

Incorporated by reference
Exhibit #	Description	Form	SEC File No.	Report Date
3.1	Restated Articles of Incorporation, filed with the Iowa Secretary of State on August 29, 2012	10-Q	001-11917	September 30, 2012
3.2	Second Restated and Amended Bylaws, as amended through May 27, 2011	10-Q	001-11917	June 30, 2011
4.1	Form of Class A Common Stock Certificate of the Registrant	S-1	333-04332	July 11, 1996
4.2	Restated Stockholders' Agreement Regarding Management and Transfer of Shares of Class B Common Stock of FBL Financial Group, Inc., dated March 31, 2004	10-Q	001-11917	June 30, 2004
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
4.4
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
10.5+
Management Services Agreement effective as of January 1, 2012 between Farm Bureau Mutual Holding Company, Farm Bureau Multi-State Services, Inc., Farm Bureau Property & Casualty Insurance Company and Western Agricultural Insurance Company, and FBL Financial Group, Inc.

10.6	Lease Agreement dated as of March 31, 1998 between IFBF Property Management, Inc., FBL Financial Group, Inc. and Farm Bureau Property & Casualty Insurance Company	10-Q	001-11917	March 31, 1998
10.6(a)	Amendment effective January 1, 2012 to Lease Agreement	10-K	001-11917	December 31, 2011
10.7	Building Management Services Agreement, dated March 31, 1998, between IFBF Property Management, Inc. and FBL Financial Group, Inc.	10-Q	001-11917	March 31, 1998
10.8*	2006 Class A Common Stock Compensation Plan as amended through February 17, 2011	10-Q	001-11917	March 31, 2011
10.8(a)*	Form of Stock Option Agreement, pursuant to the FBL Financial Group, Inc. 2006 Class A Common Stock Compensation Plan	10-Q	001-11917	March 31, 2011
10.9*	Executive Salary and Bonus Deferred Compensation Plan, as amended December 15, 2011	10-K	001-11917	December 31, 2011
10.10*	2008 Revised Rules for Payment of Meeting Fees, Retainers and Expenses to the Board of Directors	10-K	001-11917	December 31, 2007

Incorporated by reference
Exhibit #	Description	Form	SEC File No.	Report Date
10.11*	Management Performance Plan (2011)	10-Q	001-11917	March 31, 2011
10.12*	Management Performance Plan (2012)	10-Q	001-11917	March 31, 2012
10.13*	Form of Restricted Stock Agreement, dated as of February 16, 2010, between the Company and each of James P. Brannen, Charles T. Happel, Kevin R. Slawin and Bruce A. Trost	10-Q	001-11917	March 31, 2010
10.14*	Director Compensation Plan as amended through December 15, 2011	10-K	001-11917	December 31, 2011
10.15*	Cash-Based Restricted Stock Unit Plan	8-K	001-11917	January 6, 2012
10.16*+	Form of Cash Settled Restricted Stock Unit Grant Agreements
10.17*	2012 Restricted Stock Unit Replacement Agreement dated February 15, 2012, between the Company and James E. Hohmann	10-Q	001-11917	March 31, 2012
10.18*	2012 Annual Restricted Stock Unit Agreement, dated March 9, 2012, between the Company and James E. Hohmann	10-Q	001-11917	March 31, 2012
10.19*	Bonus Restricted Stock Unit Agreement, dated March 9, 2012, between the Company and James E. Hohmann	10-Q	001-11917	March 31, 2012
10.20*	Separation Agreement, Dated June 13, 2012, between the Company and James E. Hohmann	10-Q	001-11917	June 30, 2012
10.21*	Retention Agreement dated August 23, 2012 between James P. Brannen, CEO, and the Company	10-Q	001-11917	September 30, 2012
10.22*+	Separation Agreement, dated November 29, 2012, between the Company and Kevin R. Slawin
21+	Subsidiaries of FBL Financial Group, Inc.
23+	Consent of Independent Registered Public Accounting Firm
31.1+	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101+#
Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language) from FBL Financial Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012 as follows: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of February, 2013.

FBL Financial Group, Inc.

By: /s/ JAMES P. BRANNEN
James P. Brannen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated;

Signature	Title	Date

/s/ JAMES P. BRANNEN James P. Brannen	Chief Executive Officer (Principal Executive Officer)	February 14, 2013

/s/ DONALD J. SEIBEL Donald J. Seibel	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 14, 2013

/s/ CRAIG D. HILL Craig D. Hill	Chairman of the Board and Director	February 14, 2013

/s/ JERRY L. CHICOINE Jerry L. Chicoine	Vice Chair and Director	February 14, 2013

/s/ STEVE L. BACCUS Steve L. Baccus	Director	February 14, 2013

/s/ ROGER K. BROOKS Roger K. Brooks	Director	February 14, 2013

/s/ TIM H. GILL Tim H. Gill	Director	February 14, 2013

/s/ ROBERT H. HANSON Robert H. Hanson	Director	February 14, 2013

/s/ PAUL E. LARSON Paul E. Larson	Director	February 14, 2013

/s/ EDWARD W. MEHRER Edward W. Mehrer	Director	February 14, 2013

/s/ DENNIS J. PRESNALL Dennis J. Presnall	Director	February 14, 2013

/s/ KEVIN G. ROGERS Kevin G. Rogers	Director	February 14, 2013

/s/ SCOTT E. VANDERWAL Scott E. VanderWal	Director	February 14, 2013

/s/ JOHN E. WALKER John E. Walker	Director	February 14, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULES

The Board of Directors and Stockholders
FBL Financial Group, Inc.

We have audited the consolidated balance sheets of FBL Financial Group, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2012, and have issued our report thereon dated February 14, 2013 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedules listed in Item 15(a)2 of this Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein. As discussed in Note 1 to the consolidated financial statements, in response to new accounting standards, effective January 1, 2012 and retrospectively applied to all periods presented, the Company changed its method of accounting for deferred policy acquisition costs and effective July 1, 2010, changed its method of accounting with respect to certain investments with embedded credit derivatives.

/s/ Ernst & Young LLP

Des Moines, Iowa
February 14, 2013

Schedule I - Summary of Investments - Other
Than Investments in Related Parties
FBL FINANCIAL GROUP, INC.
December 31, 2012

Column A	Column B	Column C	Column D
Type of Investment	Cost (1)	Value	Amount at which shown in the balance sheet
	(Dollars in thousands)
Fixed maturity securities, available for sale:
Bonds:
Corporate securities	$2,906,622	$3,295,583	$3,295,583
Mortgage and asset-backed securities	1,582,255	1,674,714	1,674,714
United States Government and agencies	42,079	49,009	49,009
State, municipal and other governments	1,106,652	1,246,439	1,246,439
Total	5,637,608	$6,265,745	6,265,745

Equity securities, available for sale:
Common stocks:
Banks, trusts and insurance companies	22,988	$22,988	22,988
Industrial, miscellaneous and all other	2,243	2,773	2,773
Nonredeemable preferred stocks	56,909	60,492	60,492
Total	82,140	$86,253	86,253

Mortgage loans	556,186		554,843
Investment real estate (2)	4,690		4,668
Policy loans	174,254		174,254
Short-term investments	74,516		74,516
Other investments	347		371
Total investments	$6,529,741		$7,160,650

(1)
On the basis of cost adjusted for repayments and amortization of premiums and accrual of discounts for fixed maturities and short-term investments; original cost for equity securities, real estate and other investments; and unpaid principal balance for mortgage loans and policy loans.

(2)	Amount shown on balance sheet differs from cost due to depreciation and allowance for possible losses deducted from cost.

Schedule II - Condensed Financial Information of Registrant
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Condensed Balance Sheets
(Dollars in thousands)

	December 31,
	2012	2011
Assets
Investments in subsidiaries (eliminated in consolidation)	$1,219,355	$1,051,440
Fixed maturities - available for sale, at fair value (amortized cost: 2012 - $51,606; 2011 - $7,657)	52,480	8,088
Short-term investments	24,502	35,547
Cash and cash equivalents	47,994	195,805
Restricted debt defeasance trust assets	—	211,627
Amounts receivable from affiliates	3,931	3,942
Amounts receivable from subsidiaries (eliminated in consolidation)	576	333
Accrued investment income	447	130
Current income taxes recoverable	173	15,409
Deferred income taxes	24,822	52,200
Other assets	7,309	8,325
Total assets	$1,381,589	$1,582,846

Liabilities and stockholders' equity
Liabilities:
Accrued expenses and other liabilities	$20,740	$58,593
Amounts payable to affiliates	1,658	713
Short-term debt payable to non-affiliates	—	174,258
Long-term debt payable to affiliates	50,000	49,968
Long-term debt payable to non-affiliates	97,000	97,000
Total liabilities	169,398	380,532

Stockholders' equity:
Preferred stock	3,000	3,000
Class A common stock	115,706	129,684
Class B common stock	7,522	7,522
Accumulated other comprehensive income	289,853	177,845
Retained earnings	796,110	884,263
Total stockholders' equity	1,212,191	1,202,314
Total liabilities and stockholders' equity	$1,381,589	$1,582,846

See accompanying notes to condensed financial statements.

Schedule II -Condensed Financial Information of Registrant (Continued)
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Condensed Statements of Operations
(Dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Net investment income	$557	$396	$385
Realized gains (losses) on investments	(25)	—	275
Dividends from subsidiaries (eliminated in consolidation)	45,000	29,139	21,100
Management fee income from affiliates	1,907	3,701	3,359
Management fee income from subsidiaries (eliminated in consolidation) (1)	2,255	2,278	2,028
Other income	3,804	1,791	20
Total revenues	53,498	37,305	27,167
Expenses:
Interest expense (1)	7,935	8,532	9,560
Loss on debt redemption	33	33,176	—
General and administrative expenses	12,902	9,185	8,239
Total expenses	20,870	50,893	17,799
	32,628	(13,588)	9,368
Income tax benefit	4,010	16,945	3,359
Income before equity in undistributed income of subsidiaries	36,638	3,357	12,727
Equity in undistributed income (dividends in excess of equity income) of subsidiaries (eliminated in consolidation)	46,241	64,415	76,154
Net income from continuing operations	82,879	67,772	88,881
Discontinued operations:
Loss on sale of subsidiary, net of tax benefit	(2,252)	(54,143)	—
Income (loss) from discontinued operations, net of tax	(687)	27,110	26,777
Total income (loss) from discontinued operations	(2,939)	(27,033)	26,777
Net income	$79,940	$40,739	$115,658

(1) Excludes items classified as discontinued operations on a consolidated basis.

See accompanying notes to condensed financial statements.

Schedule II - Condensed Financial Information of Registrant (Continued)
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Condensed Statements of Cash Flows
(Dollars in thousands)

	Year ended December 31,
	2012	2011	2010
Net cash used in operating activities	$(3,984)	$(14,446)	$(7,617)

Investing activities
Sales of fixed maturities - available for sale	793	—	2,970
Acquisitions of fixed maturities - available for sale	(4,866)	(2,094)	—
Short-term investments, net change	11,045	(13,283)	(13,636)
Dividends from subsidiaries (eliminated in consolidation)	5,089	29,139	21,100
Proceeds received from sale of subsidiary	(9,315)	471,431	—
Net cash provided by investing activities	2,746	485,193	10,434

Financing activities
Transfer from (to) restricted debt defeasance trusts	211,627	(211,627)	—
Repayments of debt	(174,258)	(50,000)	—
Excess tax deductions on stock-based compensation	2,393	656	936
Issuance (repurchase) of common stock, net	(173,253)	(5,869)	4,244
Capital contribution to subsidiary	(2,000)	—	—
Dividends paid	(11,082)	(8,917)	(7,709)
Net cash used in financing activities	(146,573)	(275,757)	(2,529)
Increase (decrease) in cash and cash equivalents	(147,811)	194,990	288
Cash and cash equivalents at beginning of year	195,805	815	527
Cash and cash equivalents at end of year	$47,994	$195,805	$815

Supplemental disclosure of cash flow information
Cash received (paid) during the year for:
Income taxes	$54,237	$3,856	$10,550
Interest	(11,383)	(22,298)	(24,363)
Non-cash operating activity:
Net assets of subsidiary sold	—	(543,990)	—
Non-cash investing activity:
Dividend from subsidiary in the form of securities	39,911	—	—

See accompanying notes to condensed financial statements.

Schedule II - Condensed Financial Information of Registrant (Continued)
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Notes to Condensed Financial Statements
December 31, 2012

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

Certain items related to our insurance subsidiaries have been restated to reflect the adoption of guidance related to accounting for costs associated with acquiring or renewing insurance contracts, as discussed in Note 1 to the consolidated financial statements included in Item 8.

2. Sale of EquiTrust Life Business

As further discussed in Note 2 to the consolidated financial statements included in Item 8, we sold our subsidiary, EquiTrust Life Insurance Company on December 30, 2011. For periods prior to the sale, the condensed financial statements have been reclassified to reflect the operations of the component sold as discontinued operations.

3. Dividends from Subsidiaries

During 2012, the parent company received dividends totaling $45.0 million in the form of cash ($5.1 million) and securities ($39.9 million). The parent company received cash dividends of $29.1 million in 2011 and $21.1 million in 2010, which includes $4.5 million from discontinued operations in 2011.

4. Debt

See Note 8 to the consolidated financial statements included in Item 8 for a description of the parent company's debt and restricted debt defeasance trusts, which were used to pay-off the unaffiliated senior notes in 2012. The company's debt matures as follows: 2015 - $50.0 million; and 2047 - $97.0 million.

Schedule III - Supplementary Insurance Information
FBL FINANCIAL GROUP, INC.

Column A	Column B	Column C	Column D	Column E
	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned revenues	Other policyholder funds
	(Dollars in thousands)
December 31, 2012:
Annuity	$82,396	$3,047,762	$—	$384,375
Life Insurance	199,266	2,104,973	13,585	182,597
Corporate and Other	94,984	379,708	14,519	20,786
Impact of unrealized gains/losses	(172,320)	—	(13,554)	—
Total	$204,326	$5,532,443	$14,550	$587,758

December 31, 2011:
Annuity	$78,102	$2,811,631	$—	$379,354
Life Insurance	187,113	2,010,818	12,218	174,561
Corporate and Other	99,916	346,025	14,960	17,321
Impact of unrealized gains/losses	(104,875)	—	(8,312)	—
Total	$260,256	$5,168,474	$18,866	$571,236

December 31, 2010:
Annuity	$71,842	$2,581,756	$—	$371,149
Life Insurance	176,419	1,952,592	10,580	157,646
Corporate and Other	105,369	319,315	15,675	13,717
Impact of unrealized gains/losses	(32,945)	—	(1,283)	—
Total	$320,685	$4,853,663	$24,972	$542,512

Schedule III - Supplementary Insurance Information (Continued)
FBL FINANCIAL GROUP, INC.

Column A	Column F	Column G	Column H	Column I	Column J
	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred acquisition costs	Other operating expenses
	(Dollars in thousands)
December 31, 2012:
Annuity	$775	$191,211	$102,961	$9,327	$23,803
Life Insurance	229,986	138,076	218,856	21,216	69,765
Corporate and Other	45,722	30,259	30,721	5,326	10,582
Change in net unrealized gains/losses on derivatives	—	1,778	117	709	—
Impact of realized gains/losses	13	—	22	1,073	105
Total	$276,496	$361,324	$352,677	$37,651	$104,255

December 31, 2011:
Annuity	$664	$181,974	$100,487	$8,916	$14,974
Life Insurance	217,665	134,999	211,330	18,042	56,052
Corporate and Other	47,283	25,890	29,229	7,967	22,294
Change in net unrealized gains/losses on derivatives	—	447	2	(987)	—
Impact of realized gains/losses	10	—	(7)	881	45
Total	$265,622	$343,310	$341,041	$34,819	$93,365

December 31, 2010:
Annuity	$557	$166,932	$98,880	$6,044	$12,892
Life Insurance	207,395	132,414	192,956	16,252	59,614
Corporate and Other	47,936	21,228	22,330	7,371	23,916
Change in net unrealized gains/losses on derivatives	—	3,966	(420)	861	—
Impact of realized gains/losses	49	—	22	1,480	137
Total	$255,937	$324,540	$313,768	$32,008	$96,559

Schedule IV - Reinsurance
FBL FINANCIAL GROUP, INC.

Column A	Column B	Column C	Column D	Column E	Column F
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percent of amount assumed to net
	(Dollars in thousands)
Year ended December 31, 2012:
Life insurance in force, at end of year	$51,955,217	$11,999,297	$612,850	$40,568,770	1.5%
Insurance premiums and other considerations:
Interest sensitive product charges	$102,027	$1,010	$393	$101,410	0.4%
Traditional life insurance premiums	194,090	19,249	245	175,086	0.1
Accident and health premiums	9,012	8,604	—	408	—
	$305,129	$28,863	$638	$276,904	0.2
Year ended December 31, 2011:
Life insurance in force, at end of year	$49,778,838	$11,031,493	$588,791	$39,336,136	1.5%
Insurance premiums and other considerations:
Interest sensitive product charges	$97,725	$1,061	$439	$97,103	0.5%
Traditional life insurance premiums	189,159	20,640	—	168,519	—
Accident and health premiums	9,468	9,065	—	403	—
	$296,352	$30,766	$439	$266,025	0.2
Year ended December 31, 2010:
Life insurance in force, at end of year	$48,386,637	$10,213,574	$92,321	$38,265,384	0.2%
Insurance premiums and other considerations:
Interest sensitive product charges	$93,408	$1,091	$1,564	$93,881	1.7%
Traditional life insurance premiums	183,432	21,376	—	162,056	—
Accident and health premiums	9,915	9,519	—	396	—
	$286,755	$31,986	$1,564	$256,333	0.6