Form 10-Q
period 2013-03-31
FBL FINANCIAL GROUP INC
filed 2013-05-02
CIK 1012771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:
Title of each class	Outstanding at April 30, 2013
Class A Common Stock, without par value	24,482,643
Class B Common Stock, without par value	1,141,291

FBL FINANCIAL GROUP, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

ITEM 1. FINANCIAL STATEMENTS

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	March 31, 2013	December 31, 2012
Assets
Investments:
Fixed maturities - available for sale, at fair value (amortized cost: 2013 - $5,667,376; 2012 - $5,637,608)	$6,286,637	$6,265,745
Equity securities - available for sale, at fair value (cost: 2013 - $70,809; 2012 - $82,140)	75,755	86,253
Mortgage loans	553,983	554,843
Real estate	6,056	4,668
Policy loans	173,358	174,254
Short-term investments	89,106	74,516
Other investments	555	371
Total investments	7,185,450	7,160,650

Cash and cash equivalents	100,479	78,074
Securities and indebtedness of related parties	106,074	100,606
Accrued investment income	77,705	69,965
Amounts receivable from affiliates	4,236	3,931
Reinsurance recoverable	98,088	98,238
Deferred acquisition costs	229,068	204,326
Value of insurance in force acquired	17,676	17,154
Current income taxes recoverable	—	6,735
Other assets	75,920	59,238
Assets held in separate accounts	651,474	618,809

Total assets	$8,546,170	$8,417,726

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

	March 31, 2013	December 31, 2012
Liabilities and stockholders' equity
Liabilities:
Future policy benefits:
Interest sensitive products	$4,083,331	$4,050,846
Traditional life insurance and accident and health products	1,471,202	1,457,075
Other policy claims and benefits	39,515	39,072
Supplementary contracts without life contingencies	359,868	361,273
Advance premiums and other deposits	232,772	226,485
Amounts payable to affiliates	1,225	1,658
Long-term debt payable to affiliates	50,000	50,000
Long-term debt payable to non-affiliates	97,000	97,000
Current income taxes	687	—
Deferred income taxes	210,513	208,433
Other liabilities	106,601	94,828
Liabilities related to separate accounts	651,474	618,809
Total liabilities	7,304,188	7,205,479

Stockholders' equity:
FBL Financial Group, Inc. stockholders' equity:
Preferred stock, without par value, at liquidation value - authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 24,421,879 shares in 2013 and 24,282,184 shares in 2012	122,386	115,706
Class B common stock, without par value - authorized 1,500,000 shares, issued and outstanding 1,141,291 shares in 2013 and 1,192,890 shares in 2012	7,197	7,522
Accumulated other comprehensive income	295,757	289,853
Retained earnings	813,591	796,110
Total FBL Financial Group, Inc. stockholders' equity	1,241,931	1,212,191
Noncontrolling interest	51	56
Total stockholders' equity	1,241,982	1,212,247
Total liabilities and stockholders' equity	$8,546,170	$8,417,726

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share data)

	Three months ended March 31,
	2013	2012
Revenues:
Interest sensitive product charges	$25,304	$25,232
Traditional life insurance premiums	44,934	43,123
Net investment income	90,810	86,888
Net realized capital gains on sales of investments	3,932	879

Total other-than-temporary impairment losses	(646)	(11,301)
Non-credit portion in other comprehensive income	—	9,779
Net impairment losses recognized in earnings	(646)	(1,522)
Other income	3,714	5,005
Total revenues	168,048	159,605

Benefits and expenses:
Interest sensitive product benefits	48,292	49,082
Traditional life insurance benefits	39,806	39,111
Policyholder dividends	3,358	4,244
Underwriting, acquisition and insurance expenses	35,024	32,727
Interest expense	1,975	1,982
Loss on debt redemption	—	33
Other expenses	4,384	5,790
Total benefits and expenses	132,839	132,969
	35,209	26,636
Income taxes	(11,583)	(8,758)
Equity income, net of related income taxes	1,312	1,621
Net income from continuing operations	24,938	19,499
Discontinued operations:
Loss on sale of subsidiary	—	(2,252)
Loss from discontinued operations, net of tax	—	(680)
Total loss from discontinued operations	—	(2,932)
Net income	24,938	16,567
Net loss attributable to noncontrolling interest	28	20
Net income attributable to FBL Financial Group, Inc.	$24,966	$16,587

Earnings per common share:
Income from continuing operations	$0.97	$0.64
Loss from discontinued operations	—	(0.10)
Earnings per common share	$0.97	$0.54
Earnings per common share - assuming dilution:
Income from continuing operations	$0.96	$0.63
Loss from discontinued operations	—	(0.10)
Earnings per common share - assuming dilution	$0.96	$0.53

Cash dividends per common share	$0.11	$0.10

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2013	2012
Net income	$24,938	$16,567
Other comprehensive income, net of tax
Change in net unrealized investment gains/losses	5,677	9,446
Non-credit impairment losses	(36)	(6,356)
Change in underfunded status of postretirement benefit plans	263	(96)
Total other comprehensive income, net of tax	5,904	2,994
Total comprehensive income, net of tax	30,842	19,561
Comprehensive loss attributable to noncontrolling interest	28	20
Total comprehensive income applicable to FBL Financial Group, Inc.	$30,870	$19,581

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands)

	FBL Financial Group, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Accumulated Other Comprehensive Income	Retained Earnings	Non- controlling Interest	Total Stockholders' Equity
Balance at January 1, 2012	$3,000	$137,206	$177,845	$884,263	$115	$1,202,429
Net income - three months ended March 31, 2012	—	—	—	16,587	(20)	16,567
Other comprehensive income	—	—	2,994	—	—	2,994
Issuance of common stock under compensation plans	—	6,628	—	—	—	6,628
Purchase of common stock	—	(14,074)	—	(98,676)	—	(112,750)
Dividends on preferred stock	—	—	—	(38)	—	(38)
Dividends on common stock	—	—	—	(3,062)	—	(3,062)
Balance at March 31, 2012	$3,000	$129,760	$180,839	$799,074	$95	$1,112,768

Balance at January 1, 2013	$3,000	$123,228	$289,853	$796,110	$56	$1,212,247
Net income - three months ended March 31, 2013	—	—	—	24,966	(28)	24,938
Other comprehensive income	—	—	5,904	—	—	5,904
Issuance of common stock under compensation plans	—	7,194	—	—	—	7,194
Purchase of common stock	—	(839)	—	(4,641)	—	(5,480)
Dividends on preferred stock	—	—	—	(38)	—	(38)
Dividends on common stock	—	—	—	(2,806)	—	(2,806)
Receipts related to noncontrolling interest	—	—	—	—	23	23
Balance at March 31, 2013	$3,000	$129,583	$295,757	$813,591	$51	$1,241,982

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2013	2012
Operating activities
Net income	$24,938	$16,567
Adjustments to reconcile net income to net cash provided by operating activities:
Interest credited to account balances	35,509	34,539
Charges for mortality, surrenders and administration	(24,849)	(22,534)
Net realized losses (gains) on investments	(3,286)	643
Change in fair value of derivatives	(425)	155
Increase in traditional life and accident and health benefit liabilities	14,126	13,173
Deferral of acquisition costs	(12,215)	(13,709)
Amortization of deferred acquisition costs and value of insurance in force	6,830	8,815
Change in reinsurance recoverable	150	(5,708)
Provision for deferred income taxes	(1,188)	3,080
Loss on sale of subsidiary	—	2,252
Loss on debt redemption	—	33
Other	(12,537)	(49,628)
Net cash provided by (used in) operating activities	27,053	(12,322)

Investing activities
Sales, maturities or repayments:
Fixed maturities - available for sale	226,857	144,641
Equity securities - available for sale	7,645	6,312
Mortgage loans	9,646	20,607
Derivative instruments	141	—
Policy loans	9,521	8,919
Securities and indebtedness of related parties	403	—
Acquisitions:
Fixed maturities - available for sale	(235,009)	(284,947)
Equity securities - available for sale	(2,314)	(1,958)
Mortgage loans	(10,850)	(2,200)
Derivative instruments	(123)	(99)
Policy loans	(8,625)	(9,828)
Securities and indebtedness of related parties	(6,631)	(9,312)
Short-term investments, net change	(14,590)	10,166
Purchases and disposals of property and equipment, net	(1,499)	35
Net cash used in investing activities	(25,428)	(117,664)

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Three months ended March 31,
	2013	2012
Financing activities
Contract holder account deposits	$119,533	$197,828
Contract holder account withdrawals	(96,673)	(100,598)
Transfer from restricted debt defeasance trusts	—	211,627
Repayments of debt	—	(174,258)
Receipts related to noncontrolling interests, net	23	—
Excess tax deductions on stock-based compensation	1,100	2,117
Issuance (repurchase) of common stock, net	(359)	2,867
Dividends paid	(2,844)	(3,100)
Net cash provided by financing activities	20,780	136,483
Increase in cash and cash equivalents	22,405	6,497
Cash and cash equivalents at beginning of period	78,074	296,339
Cash and cash equivalents at end of period	$100,479	$302,836

Supplemental disclosures of cash flow information
Cash paid (received) during the period for:
Interest	$1,975	$5,458
Income taxes	2,001	(1,430)
Non-cash financing activity:
Stock repurchase obligation	—	(112,538)

See accompanying notes.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2013

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

Operating results for the three-month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. We encourage you to refer to our consolidated financial statements and notes for the year ended December 31, 2012 included in our Annual Report on Form 10-K for a complete description of our material accounting policies. Also included in the Form 10-K is a description of areas of judgments and estimates and other information necessary to understand our financial position and results of operations.

2. Discontinued Operations

On December 30, 2011, we sold our wholly-owned subsidiary, EquiTrust Life Insurance Company (EquiTrust Life). We recognized an additional loss on the sale of subsidiary of $2.3 million, net of tax, during the first quarter 2012 as a result of post-closing sales price adjustments. As a result of the sale, our consolidated financial statements are presented to reflect the operations of the component sold as discontinued operations. A summary of loss from discontinued operations is as follows:

Condensed Statement of Loss from Discontinued Operations

Three months ended March 31, 2012
(Dollars in thousands)
Benefits and expenses	$(191)
Interest expense allocation	(855)
Income taxes	366
Income (loss) from discontinued operations	$(680)

Notes Redemptions

In connection with the EquiTrust Life sale discussed above, during the first quarter of 2012, we completed the required redemption of $175.0 million of our long-term debt in accordance with the mandatory redemption provisions of the underlying notes. The make-whole redemption price of $210.9 million, which included repayment of principal, accrued interest and a make-whole premium, was funded from assets held in two irrevocable debt defeasance trusts. The make-whole redemption premium was based on U.S. Treasury yields and considered an embedded derivative with a fair value of $33.1 million at December 31, 2011. The change in fair value during 2012 was offset by the write off of deferred debt issuance costs and reported with the loss on debt redemption in the consolidated statements of operations.

3. Investment Operations

Fixed Maturity and Equity Securities

Available-For-Sale Fixed Maturity and Equity Securities by Investment Category

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit losses on other-than-temporary impairments (1)
	(Dollars in thousands)
Fixed maturities:
Corporate (2)	$3,020,574	$383,472	$(11,242)	$3,392,804	$(2,595)
Residential mortgage-backed	601,318	50,708	(4,662)	647,364	(4,098)
Commercial mortgage-backed	438,834	46,154	(2,389)	482,599	—
Other asset-backed	441,169	21,575	(11,414)	451,330	(1,874)
United States Government and agencies	42,006	6,663	—	48,669	—
State, municipal and other governments	1,123,475	142,503	(2,107)	1,263,871	—
Total fixed maturities	$5,667,376	$651,075	$(31,814)	$6,286,637	$(8,567)

Equity securities:
Non-redeemable preferred stocks	$47,692	$4,643	$(418)	$51,917	$—
Common stocks	23,117	721	—	23,838	—
Total equity securities	$70,809	$5,364	$(418)	$75,755	$—

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit losses on other-than-temporary impairments (1)
	(Dollars in thousands)
Fixed maturities:
Corporate (2)	$2,906,622	$399,144	$(10,183)	$3,295,583	$(2,913)
Residential mortgage-backed	632,955	47,459	(6,232)	674,182	(5,164)
Commercial mortgage-backed	463,504	49,173	(1,858)	510,819	—
Other asset-backed	485,796	16,981	(13,064)	489,713	(4,788)
United States Government and agencies	42,079	6,930	—	49,009	—
State, municipal and other governments	1,106,652	142,704	(2,917)	1,246,439	—
Total fixed maturities	$5,637,608	$662,391	$(34,254)	$6,265,745	$(12,865)

Equity securities:
Non-redeemable preferred stocks	$56,909	$4,251	$(668)	$60,492	$—
Common stocks	25,231	530	—	25,761	—
Total equity securities	$82,140	$4,781	$(668)	$86,253	$—

(1)	Non-credit losses, subsequent to the initial impairment measurement date, on other-than-temporary impairments are included in the gross unrealized gains and losses columns above.

(2)
Corporate securities include hybrid preferred securities with a carrying value of $100.7 million at March 31, 2013 and $99.6 million at December 31, 2012. Corporate securities also include redeemable preferred stock with a carrying value of $19.1 million at March 31, 2013 and $5.6 million at December 31, 2012.

Short-term investments have been excluded from the above schedules as amortized cost approximates fair value for these securities.

Available-For-Sale Fixed Maturities by Maturity Date

	March 31, 2013
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due in one year or less	$80,275	$85,167
Due after one year through five years	571,029	630,124
Due after five years through ten years	1,184,364	1,348,620
Due after ten years	2,350,387	2,641,433
	4,186,055	4,705,344
Mortgage-backed and other asset-backed	1,481,321	1,581,293
Total fixed maturities	$5,667,376	$6,286,637

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Fixed maturities not due at a single maturity date have been included in the above table in the year of final contractual maturity.

Net Unrealized Gains (Losses) on Investments in Accumulated Other Comprehensive Income

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Net unrealized appreciation on:
Fixed maturities - available for sale	$619,261	$628,137
Equity securities - available for sale	4,946	4,113
	624,207	632,250
Adjustments for assumed changes in amortization pattern of:
Deferred acquisition costs	(153,936)	(172,320)
Value of insurance in force acquired	(14,253)	(15,346)
Unearned revenue reserve	10,800	13,554
Provision for deferred income taxes	(163,372)	(160,333)
Net unrealized investment gains	$303,446	$297,805

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

Fixed Maturity and Equity Securities with Unrealized Losses by Length of Time

	March 31, 2013
	Less than one year		One year or more		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$215,387	$(4,486)	$56,265	$(6,756)	$271,652	$(11,242)	35.3%
Residential mortgage-backed	8,156	(152)	24,586	(4,510)	32,742	(4,662)	14.7
Commercial mortgage-backed	27,479	(682)	31,902	(1,707)	59,381	(2,389)	7.5
Other asset-backed	28,173	(345)	40,687	(11,069)	68,860	(11,414)	35.9
State, municipal and other governments	79,769	(1,469)	11,854	(638)	91,623	(2,107)	6.6
Total fixed maturities	$358,964	$(7,134)	$165,294	$(24,680)	$524,258	$(31,814)	100.0%

Equity securities:
Non-redeemable preferred stocks	$—	$—	$7,582	$(418)	$7,582	$(418)
Total equity securities	$—	$—	$7,582	$(418)	$7,582	$(418)

	December 31, 2012
	Less than one year		One year or more		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$123,610	$(2,120)	$87,176	$(8,063)	$210,786	$(10,183)	29.7%
Residential mortgage-backed	10,560	(85)	32,884	(6,147)	43,444	(6,232)	18.2
Commercial mortgage-backed	27,073	(380)	32,697	(1,478)	59,770	(1,858)	5.4
Other asset-backed	31,749	(512)	50,468	(12,552)	82,217	(13,064)	38.1
State, municipal and other governments	33,228	(542)	15,932	(2,375)	49,160	(2,917)	8.6
Total fixed maturities	$226,220	$(3,639)	$219,157	$(30,615)	$445,377	$(34,254)	100.0%

Equity securities:
Non-redeemable preferred stocks	$3,858	$(32)	$7,364	$(636)	$11,222	$(668)
Total equity securities	$3,858	$(32)	$7,364	$(636)	$11,222	$(668)

Included in fixed maturities in the above tables are 171 securities from 140 issuers at March 31, 2013 and 140 securities from 116 issuers at December 31, 2012. The unrealized losses in fixed maturities are generally due to wider spreads between the risk-free and corporate and other bond yields relative to the spreads when the securities were purchased. We do not intend to sell or believe we will be required to sell any of our impaired fixed maturities before recovery of their amortized cost basis. The following summarizes the more significant unrealized losses of fixed maturities and equity securities by investment category as of March 31, 2013.

Corporate securities: The largest unrealized losses are in the finance sector ($69.8 million carrying value and $5.5 million unrealized loss). The largest unrealized losses in the finance sector were in the banking ($36.0 million carrying value and $4.3 million unrealized loss) and the real estate investment trust ($7.4 million carrying value and $0.6 million unrealized loss) sub-sectors. Although finance sector spreads declined during 2013, spreads remain wide for several issuers within this sector due to credit concerns with the underlying issuers.

Residential mortgage-backed securities: The unrealized losses on residential mortgage-backed securities were primarily due to continued uncertainty regarding mortgage defaults on Alt-A loans. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on mortgages and other assets backing the securities.

Commercial mortgage-backed securities: The unrealized losses on commercial mortgage-backed securities were primarily due to spread widening and concerns regarding the potential for future defaults. The contractual cash flows of these investments are based on mortgages backing the securities. Unrealized losses on military housing bonds were mainly attributed to negative publicity around this sector. Insured military housing bonds have also been impacted by the removal of their ratings following downgrades of the insurance providers.

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

Excluding mortgage and asset-backed securities, no securities from the same issuer had an aggregate unrealized loss in excess of $2.4 million at March 31, 2013, with the largest unrealized loss from hybrid Tier 1 capital bonds in the financial sector. With respect to mortgage and asset-backed securities not backed by the United States Government, no securities from the same issuer had an aggregate unrealized loss in excess of $5.2 million at March 31, 2013, with the largest unrealized loss from a collateralized bond obligation of bank and thrift holding companies, which is rated non-investment grade.

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

	Three months ended March 31,
	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$(27,712)	$(22,746)
Increases for which an impairment was not previously recognized	—	(847)
Reductions due to investments sold	131	25
Reductions due to change of intent to not hold investments	—	40
Balance at end of period	$(27,581)	$(23,528)

Realized Gains (Losses) - Recorded in Income

	Three months ended March 31,
	2013	2012
	(Dollars in thousands)
Realized gains (losses) on sales of investments
Fixed maturities:
Gross gains	$5,640	$421
Gross losses	(1,708)	(414)
Equity securities	—	105
Mortgage loans	—	767
Impairment losses recognized in earnings:
Credit-related portion of fixed maturity losses (1)	—	(847)
Other credit-related (2)	(646)	(675)
Realized gains (losses) on investments recorded in income	$3,286	$(643)

(1)
Amount represents the credit-related losses recognized for fixed maturities which were not written down to fair value. As discussed above the non-credit portion of the losses have been recognized in other comprehensive income.

(2)	Amount represents credit-related losses for mortgage loans, real estate and fixed maturities written down to fair value.

Proceeds from sales of fixed maturities totaled $38.2 million at March 31, 2013 and $27.1 million at March 31, 2012.

Realized gains and losses on sales of investments are determined on the basis of specific identification.

Mortgage Loans

Our mortgage loan portfolio consists principally of commercial mortgage loans that we have originated. Our lending policies require that the loans be collateralized by the value of the related property, establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. We originate loans with an initial loan-to-value ratio that provides sufficient excess collateral to absorb losses should we be required to foreclose and take possession of the collateral. In order to identify impairment losses timely, management maintains and reviews a watch list of mortgage loans that have heightened risk. These loans may include those with borrowers delinquent on contractual payments, borrowers experiencing financial difficulty, increases in rental real estate vacancies and significant declines in collateral value. We evaluate each of our mortgage loans individually and establish an allowance as needed for possible losses against our mortgage loan portfolio. An allowance is needed for loans in which we do not believe we will collect all amounts due according to the contractual terms of the respective loan agreements or a modification which has been classified as a troubled debt restructuring (TDR).

Any loan delinquent on contractual payments is considered non-performing. At March 31, 2013, there was one non-performing loan over 90 days past due on contractual payments with a carrying value of $14.4 million. At December 31, 2012, there were two non-performing loans over 90 days past due on contractual payments with a carrying value of $16.4 million. During the first quarter of 2013, we foreclosed on one non-performing loan with a book value of $1.6 million and took possession of the real estate with an appraised value of $1.8 million. During the first quarter of 2012, we foreclosed on one non-performing loan with a book value of $2.1 million at December 31, 2011 and took possession of the real estate with an appraised value of $2.4 million. Interest income is accrued on impaired loans to the extent it is deemed collectible (delinquent less than 90 days) and the loan continues to perform under its original or restructured contractual terms. Interest income on non-performing loans is generally recognized on a cash basis. Once mortgage loans are classified as nonaccrual loans, the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan has been restructured to where the collection of interest is considered likely. We discontinued the accrual of interest on the one loan at March 31, 2013 and on the two loans at December 31, 2012.

Mortgage Loans by Collateral Type

	March 31, 2013		December 31, 2012
Collateral Type	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
Office	$219,447	39.6%	$218,837	39.4%
Retail	181,711	32.8	184,135	33.2
Industrial	126,988	22.9	133,149	24.0
Other	25,837	4.7	18,722	3.4
Total	$553,983	100.0%	$554,843	100.0%

Mortgage Loans by Geographic Location within the United States

	March 31, 2013		December 31, 2012
Region of the United States	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
South Atlantic	$159,980	29.0%	$164,294	29.6%
Pacific	83,679	15.1	81,333	14.7
West North Central	83,829	15.1	77,798	14.0
East North Central	78,112	14.1	81,015	14.6
West South Central	41,532	7.5	42,141	7.6
Mountain	48,060	8.7	48,881	8.8
Other	58,791	10.5	59,381	10.7
Total	$553,983	100.0%	$554,843	100.0%

Mortgage Loans by Loan-to-Value Ratio

	March 31, 2013		December 31, 2012
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
0% - 50%	$158,248	28.6%	$173,040	31.2%
51% - 60%	175,370	31.7	156,633	28.2
61% - 70%	198,513	35.8	186,738	33.7
71% - 80%	21,852	3.9	36,857	6.6
81% - 90%	—	—	1,575	0.3
Total	$553,983	100.0%	$554,843	100.0%

The loan-to-value ratio is determined using the most recent appraised value. Appraisals are updated periodically including when there is indication of a possible significant collateral decline or loan modification and refinance requests.

Mortgage Loans by Year of Origination

	March 31, 2013		December 31, 2012
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
2013	$10,843	2.0%	$—	—%
2012	74,608	13.5	75,173	13.6
2011	47,101	8.5	47,405	8.5
2010	27,122	4.9	27,422	4.9
2008	69,852	12.6	70,346	12.7
2007 and prior	324,457	58.5	334,497	60.3
Total	$553,983	100.0%	$554,843	100.0%

Impaired Mortgage Loans

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Recorded investment	$21,725	$8,352
Unpaid principal balance	21,166	10,046
Related allowance	559	1,694

Allowance on Mortgage Loans
	Three months ended March 31,
	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$1,694	$1,759
Allowances established	475	20
Charge offs	(1,610)	(400)
Balance at end of period	$559	$1,379

Mortgage Loan Modifications

Our commercial mortgage loan portfolio includes loans that have been modified. We assess loan modifications on a loan-by-loan basis to evaluate whether a TDR has occurred. Generally, the types of concessions include: reduction of the contractual interest rate to a below market rate, extension of the maturity date, and/or a reduction of accrued interest. The amount, timing and extent of the concession granted is considered in determining if an impairment loss is needed for the restructuring.

During the first quarter of 2013 we modified one commercial mortgage loan that met the criteria of a TDR with a carrying value after the restructuring of $14.4 million and recognized an impairment loss of $0.5 million. TDR modifications during the first quarter of 2012 resulted in losses of less than $0.1 million.

Variable Interest Entities

We evaluate our variable interest entity (VIE) investees to determine whether the level of our direct ownership interest, our rights to manage operations or our obligation to provide ongoing financial support are such that we are the primary beneficiary of the entity, and are then required to consolidate it for financial reporting purposes. None of our VIE investees were required to be consolidated during 2013 or 2012. Our VIE investments are as follows:

	March 31, 2013		December 31, 2012
	Carrying Value	Maximum Exposure to Loss	Carrying Value	Maximum Exposure to Loss
	(Dollars in thousands)
Real estate limited partnerships	$17,486	$17,486	$16,914	$16,914

We make commitments to fund partnership investments in the normal course of business. We did not have any other commitments to investees designated as VIEs as of March 31, 2013 or December 31, 2012.

Other

At March 31, 2013, we had committed to provide $27.2 million of additional funds for our investments in low income housing tax credit limited partnerships.

4. Derivative Instruments

We are not significantly involved in hedging activities and have limited exposure to derivatives. We do not apply hedge accounting to any of our derivative positions. Derivative assets, which are primarily reported in reinsurance recoverable and other investments, totaled $5.0 million at March 31, 2013 and $5.6 million at December 31, 2012. Our derivative assets consist of derivatives embedded within our modified coinsurance agreements and call options which provide an economic hedge for a small block of index annuity contracts. Derivative liabilities totaled $0.4 million at March 31, 2013 and $0.5 million December 31, 2012 and include derivatives embedded within our index annuity contracts and derivatives embedded within our modified coinsurance agreements. The net gain (loss) recognized on these derivatives for the three-month period was ($0.3) million for 2013 and $0.4 million for 2012.

5. Fair Values

The carrying and estimated fair values of our financial instruments are as follows:

Fair Values and Carrying Values

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Assets
Fixed maturities - available for sale	$6,286,637	$6,286,637	$6,265,745	$6,265,745
Equity securities - available for sale	75,755	75,755	86,253	86,253
Mortgage loans	553,983	602,596	554,843	600,448
Policy loans	173,358	223,190	174,254	227,161
Other investments	432	432	247	247
Cash, cash equivalents and short-term investments	189,585	189,585	152,590	152,590
Reinsurance recoverable	4,584	4,584	5,326	5,326
Assets held in separate accounts	651,474	651,474	618,809	618,809

Liabilities
Future policy benefits	$3,237,206	$3,365,667	$3,226,765	$3,352,252
Supplemental contracts without life contingencies	359,868	352,335	361,273	350,187
Advance premiums and other deposits	222,691	222,691	216,857	216,857
Long-term debt	147,000	119,032	147,000	116,359
Other liabilities	118	118	131	131
Liabilities related to separate accounts	651,474	642,553	618,809	609,704

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

Long-term debt:

Long-term debt is not measured at fair value on a recurring basis and is a Level 3 measurement. The fair value of our outstanding debt is estimated using a discounted cash flow method based on the market's assessment or our current incremental borrowing rate for similar types of borrowing arrangements adjusted, as needed, to reflect our credit risk. Our selection of the credit spread requires significant judgment. A decrease in the spread will increase the estimated fair value of the outstanding debt.

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

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels

	March 31, 2013
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Corporate securities	$—	$3,288,322	$104,482	$3,392,804
Residential mortgage-backed securities	—	647,364	—	647,364
Commercial mortgage-backed securities	—	407,201	75,398	482,599
Other asset-backed securities	—	355,104	96,226	451,330
United States Government and agencies	15,189	24,938	8,542	48,669
State, municipal and other governments	—	1,263,675	196	1,263,871
Non-redeemable preferred stocks	—	44,166	7,751	51,917
Common stocks	2,964	20,874	—	23,838
Other investments	—	432	—	432
Cash, cash equivalents and short-term investments	189,585	—	—	189,585
Reinsurance recoverable	—	4,584	—	4,584
Assets held in separate accounts	651,474	—	—	651,474
Total assets	$859,212	$6,056,660	$292,595	$7,208,467

Liabilities
Future policy benefits - index annuity embedded derivatives	$—	$—	$315	$315
Other liabilities	—	118	—	118
Total liabilities	$—	$118	$315	$433

	December 31, 2012
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Corporate securities	$—	$3,195,120	$100,463	$3,295,583
Residential mortgage-backed securities	—	674,182	—	674,182
Commercial mortgage-backed securities	—	434,538	76,281	510,819
Other asset-backed securities	—	393,957	95,756	489,713
United States Government and agencies	14,884	25,570	8,555	49,009
State, municipal and other governments	—	1,246,216	223	1,246,439
Non-redeemable preferred stocks	—	53,101	7,391	60,492
Common stocks	2,773	22,988	—	25,761
Other investments	—	247	—	247
Cash, cash equivalents and short-term investments	152,590	—	—	152,590
Reinsurance recoverable	—	5,326	—	5,326
Assets held in separate accounts	618,809	—	—	618,809
Total assets	$789,056	$6,051,245	$288,669	$7,128,970

Liabilities
Future policy benefits - index annuity embedded derivatives	$—	$—	$307	$307
Other liabilities	—	131	—	131
Total liabilities	$—	$131	$307	$438

Level 3 Fixed Maturities on a Recurring Basis by Valuation Source

	March 31, 2013
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$75,852	$28,630	$104,482
Commercial mortgage-backed securities	75,398	—	75,398
Other asset-backed securities	75,289	20,937	96,226
United States Government and agencies	8,542	—	8,542
State, municipal and other governments	196	—	196
Total	$235,277	$49,567	$284,844
Percent of total	82.6%	17.4%	100.0%

	December 31, 2012
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$70,975	$29,488	$100,463
Residential mortgage-backed securities	—	—	—
Commercial mortgage-backed securities	76,281	—	76,281
Other asset-backed securities	79,320	16,436	95,756
United States Government and agencies	8,555	—	8,555
State, municipal and other governments	223	—	223
Total	$235,354	$45,924	$281,278
Percent of total	83.7%	16.3%	100.0%

Quantitative Information about Level 3 Fair Value Measurements - Recurring Basis

	March 31, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$50,052	Discounted cash flow	Credit spread	0.76% - 7.87% (5.39%)
Commercial mortgage-backed	75,398	Discounted cash flow	Credit spread	2.00% - 4.80% (3.18%)
Other asset-backed securities	41,112	Discounted cash flow	Credit spread	1.12% - 5.73% (3.92%)
State, municipal and other governments	196	Discounted cash flow	Credit spread	2.00% (2.00%)
Non-redeemable preferred stocks	7,751	Discounted cash flow	Credit spread	5.44% (5.44%)
Total Assets	$174,509

Liabilities
Future policy benefits - index annuity embedded derivatives	$315	Discounted cash flow	Credit risk Risk margin	0.80% - 2.15% (1.55%) 0.15% - 0.40% (0.25%)

Quantitative Information about Level 3 Fair Value Measurements - Recurring Basis

	December 31, 2012
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$54,538	Discounted cash flow	Credit spread	0.78% - 9.21% (5.72%)
Commercial mortgage-backed	76,264	Discounted cash flow	Credit spread	1.95% - 4.80% (3.35%)
Other asset-backed securities	43,119	Discounted cash flow	Credit spread	1.24% - 6.07% (4.28%)
State, municipal and other governments	223	Discounted cash flow	Credit spread	1.75% (1.75%)
Non-redeemable preferred stocks	7,391	Discounted cash flow	Credit spread	6.00% (6.00%)
Total Assets	$181,535

Liabilities
Future policy benefits - index annuity embedded derivatives	$307	Discounted cash flow	Credit risk Risk margin	1.00% - 2.50% (1.80%) 0.15% - 0.40% (0.25%)

The tables above exclude certain securities for which the fair values were based on non-binding broker quotes where we could not reasonably obtain the quantitative unobservable inputs.

Level 3 Financial Instruments Changes in Fair Value Recurring Basis

	March 31, 2013
				Realized and unrealized gains (losses), net
	Balance, December 31, 2012	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Amort-ization included in net income	Balance, March 31, 2013
	(Dollars in thousands)
Assets
Corporate securities	$100,463	$5,028	$(2,032)	$—	$1,026	$—	$—	$(3)	$104,482
Commercial mortgage-backed securities	76,281	—	(190)	—	(713)	—	—	20	75,398
Other asset-backed securities	95,756	15,724	(2,352)	—	826	4,063	(18,011)	220	96,226
United States Government and agencies	8,555	—	—	—	(14)	—	—	1	8,542
State, municipal and other governments	223	—	(26)	—	(1)	—	—	—	196
Non-redeemable preferred stocks	7,391	—	—	—	360	—	—	—	7,751
Total Assets	$288,669	$20,752	$(4,600)	$—	$1,484	$4,063	$(18,011)	$238	$292,595

Liabilities
Future policy benefits - index annuity embedded derivatives	$307	$—	$(5)	$—	$13	$—	$—	$—	$315
Total Liabilities	$307	$—	$(5)	$—	$13	$—	$—	$—	$315

Level 3 Financial Instruments Changes in Fair Value Recurring Basis

	March 31, 2012
				Realized and unrealized gains (losses), net
	Balance, December 31, 2011	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Net transfers into Level 3 (2)	Net transfers out of Level 3 (2)	Amort-ization included in net income	Balance, March 31, 2012
	(Dollars in thousands)
Assets
Corporate securities	$106,412	$—	$(4,734)	$—	$1,053	$8,430	$(15,294)	$(17)	$95,850
Residential mortgage-backed securities	7,711	—	(154)	—	3	—	(5,296)	(5)	2,259
Commercial mortgage-backed securities	27,899	—	(77)	—	(1,008)	—	(14,055)	(6)	12,753
Other asset-backed securities	113,458	6,709	(276)	—	411	—	(96,545)	137	23,894
Collateralized debt obligation	270	—	—	(241)	—	—	—	—	29
United States Government and agencies	12,588	—	—	—	(214)	—	(4,010)	1	8,365
State, municipal and other governments	12,044	—	(24)	—	9	—	(7,845)	—	4,184
Non-redeemable preferred stocks	14,447	—	(5,105)	105	685	—	(2,805)	—	7,327
Total Assets	$294,829	$6,709	$(10,370)	$(136)	$939	$8,430	$(145,850)	$110	$154,661

Liabilities
Future policy benefits - index annuity embedded derivatives	$302	$—	$(10)	$—	$19	$—	$—	$—	$311
Total Liabilities	$302	$—	$(10)	$—	$19	$—	$—	$—	$311

(1)
Transfers into Level 3 represent assets previously priced using an external pricing service with access to observable inputs no longer available and therefore, were priced using non-binding broker quotes. Transfers out of Level 3 include those assets that we are now able to obtain pricing from a third party pricing vendor that uses observable inputs. There were no transfers between Level 1 and Level 2 during 2013.

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

Valuation of our Financial Instruments Not Reported at Fair Value by Hierarchy Levels

	March 31, 2013
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$602,596	$602,596
Policy loans	—	—	223,190	223,190
Total assets	$—	$—	$825,786	$825,786

Liabilities
Future policy benefits	$—	$—	$3,365,352	$3,365,352
Supplemental contracts without life contingencies	—	—	352,335	352,335
Advance premiums and other deposits	—	—	222,691	222,691
Long-term debt	—	—	119,032	119,032
Liabilities related to separate accounts	—	—	642,553	642,553
Total liabilities	$—	$—	$4,701,963	$4,701,963

	December 31, 2012
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$600,448	$600,448
Policy loans	—	—	227,161	227,161
Total assets	$—	$—	$827,609	$827,609

Liabilities
Future policy benefits	$—	$—	$3,351,945	$3,351,945
Supplemental contracts without life contingencies	—	—	350,187	350,187
Advance premiums and other deposits	—	—	216,857	216,857
Long-term debt	—	—	116,359	116,359
Liabilities related to separate accounts	—	—	609,704	609,704
Total liabilities	$—	$—	$4,645,052	$4,645,052

Level 3 Financial Instruments Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis, generally mortgage loans or real estate which have been deemed to be impaired during the reporting period. During the three months ended March 31, 2013, one real estate property was impaired to a fair value totaling $1.9 million which resulted in an impairment of $0.2 million. There were no mortgage loans or real estate impaired to fair value during the three months ended March 31, 2012.

6. Defined Benefit Plan

We participate with several affiliates and an unaffiliated organization in various defined benefit plans, including a multiemployer plan. Our share of net periodic pension cost for the plans is recorded as expense in our consolidated statements of operations.

Components of Net Periodic Pension Cost for FBL and Affiliates Combined
	Multiemployer Plan		Other Plans
	Three months ended March 31,		Three months ended March 31,
	2013	2012	2013	2012
	(Dollars in thousands)
Service cost	$1,618	$2,029	$63	$111
Interest cost	3,346	3,176	258	290
Expected return on assets	(3,916)	(3,520)	—	—
Amortization of prior service cost	36	106	(3)	(3)
Amortization of actuarial loss	3,117	2,367	317	277
Net periodic pension cost	$4,201	$4,158	$635	$675

FBL Financial Group, Inc. share of net periodic pension costs	$1,341	$1,364	$359	$386

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

In 2006, Farm Bureau Life Insurance Company incurred a pre-tax charge of $4.9 million relating to the settlement of a lawsuit with a husband and wife who had applied for life insurance policies. The settlement ended litigation regarding the process we followed in denying insurance coverage for medical reasons. Insurance claims were filed under our professional liability and general liability insurance policies for reimbursement of the settlement amount, but coverage was denied. A lawsuit was filed against the insurer and the insurance broker to recover those damages. Claims against the insurer were dismissed in prior court rulings. Claims against the broker for failure to provide timely notice of our claim to said insurers were dismissed by the Polk County, Iowa, District Court, in a December 29, 2011 ruling, which found that even if the insurer had received timely notice, there would have been no coverage. The decision was appealed in the second quarter of 2012 and we anticipate a decision by the court later in 2013. Any recoveries will be recorded in net income in the period the recovery is received.

8. Stockholders' Equity

Share Repurchases

During 2011 and 2012, the Board of Directors approved plans to repurchase up to $230.0 million of Class A common stock. These repurchase plans authorize us to make repurchases in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. At March 31, 2013, $29.0 million remains available for repurchase under these plans. Completion of the program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

During the first quarter of 2013, we repurchased 158,927 shares for $5.5 million. During the first quarter of 2012, we conducted a modified “Dutch Auction” tender offer, entered into a separate stock repurchase agreement with our majority stockholder and purchased shares in the open market totaling 3,197,054 shares for $112.8 million.

Reconciliation of Outstanding Common Stock
	Class A		Class B		Total
	Shares	Dollars	Shares	Dollars	Shares	Dollars
	(Dollars in thousands)
Outstanding at January 1, 2012	29,457,644	$129,684	1,192,990	$7,522	30,650,634	$137,206
Issuance of common stock under compensation plans	242,179	6,628	—	—	242,179	6,628
Purchase of common stock	(3,197,054)	(14,074)	—	—	(3,197,054)	(14,074)
Outstanding at March 31, 2012	26,502,769	$122,238	1,192,990	$7,522	27,695,759	$129,760

Outstanding at January 1, 2013	24,282,184	$115,706	1,192,890	$7,522	25,475,074	$123,228
Issuance of common stock under compensation plans	247,023	7,194	—	—	247,023	7,194
Purchase of common stock	(158,927)	(839)	—	—	(158,927)	(839)
Conversion of Class B to Class A common stock (1)	51,599	325	(51,599)	(325)	—	—
Outstanding at March 31, 2013	24,421,879	$122,386	1,141,291	$7,197	25,563,170	$129,583

(1)	There is no established market for our Class B common stock, although it is convertible upon demand into Class A common stock on a share for share basis.

Accumulated Other Comprehensive Income, Net of Tax and Other Offsets

	Unrealized Net Investment Gains (Losses) on Available For Sale Securities (1)	Accumulated Non-Credit Impairment Losses	Unfunded Status of Postretirement Benefit Plans	Total
	(Dollars in thousands)
Balance at January 1, 2012	$190,449	$(12,703)	$99	$177,845
Other comprehensive income before reclassifications	9,553	—	—	9,553
Reclassification adjustments	(107)	(6,356)	(96)	(6,559)
Balance at March 31, 2012	$199,895	$(19,059)	$3	$180,839

Balance at January 1, 2013	$306,167	$(8,362)	$(7,952)	$289,853
Other comprehensive income before reclassifications	5,168	2,793	—	7,961
Reclassification adjustments	(2,320)	—	263	(2,057)
Balance at March 31, 2013	$309,015	$(5,569)	$(7,689)	$295,757

(1)	Includes the impact of taxes, deferred acquisition costs, value of insurance in force acquired and unearned revenue reserves. See Note 3 for further information.

Accumulated Other Comprehensive Income (Loss) Reclassification Adjustments

	Three months ended March 31, 2013
	Unrealized Net Investment Gains (Losses) on Available For Sale Securities (1)	Accumulated Non-Credit Impairment Losses (1)	Unfunded Status of Postretirement Benefit Plans (2)	Total
	(Dollars in thousands)
Realized capital gains on sales of investments	$(3,932)	$—	$—	$(3,932)
Adjustments for assumed changes in amortization pattern of deferred policy acquisition costs, value of insurance in force acquired, and unearned revenue reserve	362	—	—	362
Other expenses: Amortization of unrecognized postretirement items:
Prior service costs	—	—	(3)	(3)
Net actuarial loss	—	—	407	407
Reclassifications before income taxes	(3,570)	—	404	(3,166)
Income taxes	1,250	—	(141)	1,109
Reclassification adjustments	$(2,320)	$—	$263	$(2,057)

	Three months ended March 31, 2012
	Unrealized Net Investment Gains (Losses) on Available For Sale Securities (1)	Accumulated Non-Credit Impairment Losses (1)	Unfunded Status of Postretirement Benefit Plans (2)	Total
	(Dollars in thousands)
Realized capital gains on sales of investments	$(112)	$—	$—	$(112)
Adjustments for assumed changes in amortization pattern of deferred policy acquisition costs, value of insurance in force acquired, and unearned revenue reserve	(53)	—	—	(53)
Other than temporary impairment losses	—	(9,779)	—	(9,779)
Other expenses: Amortization of unrecognized postretirement items:
Prior service costs	—	—	—	—
Net actuarial loss	—	—	(148)	(148)
Reclassifications before income taxes	(165)	(9,779)	(148)	(10,092)
Income taxes	58	3,423	52	3,533
Reclassification adjustments	$(107)	$(6,356)	$(96)	$(6,559)

(1)	See Note 3 for further information.

(2)	See Note 6 for further information.

9. Earnings per Share

Computation of Earnings Per Common Share

	Three months ended March 31,
	2013	2012
	(Dollars in thousands, except per share data)
Numerator:
Net income attributable to FBL Financial Group, Inc.	$24,966	$16,587
Less: Net loss from discontinued operations	—	(2,932)
Less: Dividends on Series B preferred stock	38	38
Income available to common stockholders from continuing operations	$24,928	$19,481

Denominator:
Weighted average shares - basic	25,597,562	30,527,369
Effect of dilutive securities - stock-based compensation	271,938	478,413
Weighted average shares - diluted	25,869,500	31,005,782

Earnings per common share:
Income from continuing operations	$0.97	$0.64
Loss from discontinued operations	—	(0.10)
Total earnings per share	$0.97	$0.54

Earnings per common share - assuming dilution:
Income from continuing operations	$0.96	$0.63
Loss from discontinued operations	—	(0.10)
Total earnings per share	$0.96	$0.53

Antidilutive stock options excluded from diluted earnings per share	274,409	440,285

10. Segment Information

We analyze operations by reviewing financial information regarding our primary products that are aggregated into the Annuity and Life Insurance product segments. In addition, our Corporate and Other segment includes various support operations, corporate capital and other product lines that are not currently underwritten by the Company.

We analyze our segment results based on pre-tax operating income. Accordingly, income taxes are not allocated to the segments. In addition, operating results are reported net of transactions between the segments. Operating income for the 2013 and 2012 periods represents net income excluding, as applicable, the impact of:

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

Financial Information Concerning our Operating Segments

	Three months ended March 31,
	2013	2012
	(Dollars in thousands)
Operating revenues:
Annuity	$48,107	$46,187
Life Insurance	93,338	90,105
Corporate and Other	23,897	23,387
	165,342	159,679
Realized gains (losses) on investments (1)	3,298	(550)
Change in net unrealized gains/losses on derivatives (1)	(592)	476
Consolidated revenues	$168,048	$159,605

Pre-tax operating income:
Annuity	$14,681	$12,735
Life Insurance	9,932	9,363
Corporate and Other	7,098	5,279
	31,711	27,377
Income taxes on operating income	(8,577)	(7,461)
Realized gains/losses on investments (2)	1,895	(249)
Change in net unrealized gains/losses on derivatives (2)	(63)	(126)
Loss on debt redemption (2)	—	(22)
Loss from discontinued operations (2)	—	(2,932)
Consolidated net income attributable to FBL Financial Group, Inc.	$24,966	$16,587

(1)	Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves attributable to these items.

(2)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred acquisition costs, value of insurance in force acquired and income taxes attributable to these items.

Our investment in equity method investees, the related equity income and interest expense are attributable to the Corporate and Other segment. Expenditures for long-lived assets were not significant during the periods presented above. Goodwill at March 31, 2013 and December 31, 2012 was allocated among the segments as follows: Annuity ($3.9 million) and Life Insurance ($6.1 million).

Premiums collected, which is not a measure used in financial statements prepared according to GAAP, includes premiums received on life insurance policies and deposits on annuities and universal life-type products. Net premiums collected totaled $175.5 million for the quarter ended March 31, 2013 and $190.2 million for the 2012 period.

Under GAAP, premiums on whole life and term life policies are recognized as revenues over the premium-paying period and reported in the Life Insurance segment. The following chart provides a reconciliation of life insurance premiums collected to those reported in the GAAP financial statements.

Reconciliation of Traditional Life Insurance Premiums, Net of Reinsurance

	Three months ended March 31,
	2013	2012
	(Dollars in thousands)
Traditional and universal life insurance premiums collected	$76,653	$60,349
Premiums collected on interest sensitive products	(31,883)	(16,722)
Traditional life insurance premiums collected	44,770	43,627
Change in due premiums and other	164	(504)
Traditional life insurance premiums	$44,934	$43,123

There is no comparable GAAP financial measure for premiums collected on annuities and universal life-type products. GAAP revenues for those interest sensitive and variable products consist of various policy charges and fees assessed on those contracts, as summarized in the chart below.

Interest Sensitive Product Charges by Segment

	Three months ended March 31,
	2013	2012
	(Dollars in thousands)
Annuity
Surrender charges and other	$313	$206

Life Insurance
Administration charges	$2,872	$2,960
Cost of insurance charges	10,297	9,638
Surrender charges	188	233
Amortization of policy initiation fees	392	366
Total	$13,749	$13,197

Corporate and Other
Administration charges	$1,511	$1,536
Cost of insurance charges	7,361	7,388
Surrender charges	164	198
Separate account charges	2,031	2,118
Amortization of policy initiation fees	175	589
Total	$11,242	$11,829

Consolidated interest sensitive product charges	$25,304	$25,232

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes a summary of FBL Financial Group, Inc.'s consolidated results of comprehensive income, financial condition and where appropriate, factors that management believes may affect future performance. Unless noted otherwise, all references to FBL Financial Group, Inc. (we or the Company) include all of its direct and indirect subsidiaries, including its life insurance subsidiary, Farm Bureau Life Insurance Company (Farm Bureau Life). Please read this discussion in conjunction with the accompanying consolidated financial statements and related notes. In addition, we encourage you to refer to our 2012 Form 10-K for a complete description of our significant accounting policies and estimates. Familiarity with this information is important in understanding our financial position and results of operations.

This Form 10-Q includes statements relating to anticipated financial performance, business prospects, new products, and similar matters. These statements and others, which include words such as "expect," "anticipate," "believe," "intend" and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. A variety of factors could cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. See Part 1A, Risk Factors, of our 2012 Annual Report on Form 10-K for additional information on the risks and uncertainties that may affect the operations, performance, development and results of our business.

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

While there have been positive economic signs in 2013, the U.S. economy continues to face a number of challenges. Pertinent recent economic events include, but are not limited to the following:

•	Gross Domestic Product increased approximately 2.5% during the first quarter of 2013 based on early estimates.

•	Market yields on fixed maturity securities remained low with the 10-year U.S. Treasury bond yield at 1.85% at March 31, 2013.

•	Unemployment remains high at 7.6% in the United States.

•
Personal income fell during the first quarter, reflecting accelerated corporate dividend payments during the fourth quarter 2012 and contributions for social security insurance (subtracted when calculating personal income) during the first quarter 2013.

•	Midwest farmers have experienced rising incomes and land values in recent years, but continuing drought conditions would likely impact production yields and farm incomes for 2013.

•	The European debt crisis continues to cause stress within the markets.

•	Middle-east unrest continues to add uncertainty to the supply and cost of oil.

•	Continued uncertainty as to actions the United States Congress will take to address the national debt, including potential actions to change the tax advantages of life insurance

Fixed maturity security yields were generally flat to higher for the first quarter of 2013. The benchmark 10-year U.S. Treasury yield rose over the period, while credit spreads were mixed across sectors. The yield curve remained moderately steep at the end of the first quarter, but low current interest rates create a challenging environment for sales of new money fixed annuity products. Strong liquidity and favorable corporate profitability continue to support fundamental credit quality. In the securitized markets, spreads on agency residential mortgage-backed securities declined but rose moderately for commercial mortgage-backed and asset-backed securities.

We intentionally decreased the amount of annuity sales beginning in 2012 by suspending sales of certain products and reducing agent commission rates on certain products where it was difficult to achieve profitability targets due to the extremely low interest rate environment. Our life sales have increased, reflecting the attractiveness of enhanced universal life and term life product offerings and the strong farm and energy subsectors of the economy in our marketplace, as well as Farm Bureau Life's emphasis on life insurance product sales given the headwinds within the annuity market due to the low interest rates.

Results of Operations for the Periods Ended March 31, 2013 and 2012

	Three months ended March 31,
	2013	2012	Change
	(Dollars in thousands, except per share data)
Pre-tax operating income:
Annuity segment	$14,681	$12,735	15%
Life Insurance segment	9,932	9,363	6%
Corporate and Other segment	7,098	5,279	34%
Total pre-tax operating income	31,711	27,377	16%
Income taxes on operating income	(8,577)	(7,461)	15%
Operating income	23,134	19,916	16%

Realized gains/losses on investments (1)	1,895	(249)	861%
Change in net unrealized gains/losses on derivatives (1)	(63)	(126)	50%
Loss on debt redemption (1)	—	(22)	NA
Net impact of discontinued operations (1)	—	(2,932)	NA
Net income attributable to FBL Financial Group, Inc.	$24,966	$16,587	51%

Operating income per common share - assuming dilution	$0.89	$0.64	39%

Earnings per common share - assuming dilution:
Continuing operations	$0.96	$0.63	52%
Discontinued operations	—	(0.10)	NA
Earnings per common share - assuming dilution	$0.96	$0.53	81%

Effective tax rate on operating income	27%	27%

Average invested assets	$6,602,654	$6,177,341	7%
Annualized yield on average invested assets	5.69%	5.76%

(1)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred acquisition costs, value of insurance in force acquired and income taxes attributable to these items.

Operating income attributable to FBL Financial Group, Inc. increased in the first quarter of 2013, compared to the prior year period, primarily due to an increase in investment income and improved mortality experience, partially offset by an increase in general expenses. The increase in net income was also due to the impact of discontinued operations and net realized gains on investments. See the discussion that follows for details regarding operating income by segment and the impact of discontinued operations.

Earnings per share from continuing operations and operating income per common share benefited from the repurchase of 5.7 million Class A common shares during the fifteen months ended March 31, 2013, which included 0.2 million shares during the three month period ended March 31, 2013. Details regarding the share repurchases are included in Note 8 to the consolidated financial statements.

Annuity Segment

	Three months ended March 31,
	2013	2012	Change
	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges and other income	$313	$209	50%
Net investment income	47,794	45,978	4%
Total operating revenues	48,107	46,187	4%

Benefits and expenses:
Interest sensitive product benefits	24,679	25,535	(3)%
Underwriting, acquisition and insurance expenses:
Commissions net of deferrals	937	718	31%
Amortization of deferred acquisition costs	2,821	2,293	23%
Amortization of value of insurance in force	164	33	397%
Other underwriting expenses	4,825	4,873	(1)%
Total underwriting, acquisition and insurance expenses	8,747	7,917	10%
Total benefits and expenses	33,426	33,452	—%
Pre-tax operating income	$14,681	$12,735	15%

Other data
Annuity premiums collected, direct	$79,264	$109,816	(28)%
Policy liabilities and accruals, end of period	3,436,311	3,286,968	5%
Average invested assets	3,484,687	3,338,368	4%
Investment fee income included in net investment income (1)	1,417	(15)	9,547%
Average individual annuity account value	2,358,513	2,217,755	6%

Earned spread on individual annuity products:
Weighted average yield on cash and invested assets	5.86%	5.95%
Weighted average interest crediting rate	2.95%	3.26%
Spread	2.91%	2.69%

Individual annuity withdrawal rate	5.5%	4.8%

(1)	Includes prepayment fee income and net discount accretion on mortgage and asset-backed securities resulting from changing prepayment speed assumptions at the end of each period.

Pre-tax operating income for the Annuity segment increased in the first quarter of 2013, compared to the prior year period, primarily due to an increase in spread income earned from an increase in the volume of business in force and an increase in investment fee income, partially offset by an increase in the amortization of deferred acquisition costs.

Amortization of deferred acquisition costs and the value of insurance in force increased in the 2013 period due to changes in actual profits on the underlying business.

The average aggregate account value for individual annuity contracts in force increased in the 2013 period due to continued sales. Premiums collected were lower in the first quarter of 2013 as we have decreased our emphasis on annuity sales due to the extremely low interest rate environment. The amount of traditional annuity premiums collected is highly dependent upon the relationship between the current crediting rate and perceived security of our products compared to those of competing products.

Also included within our policy liabilities are advances on our funding agreements with the Federal Home Loan Bank (FHLB). Outstanding funding agreements totaled $281.0 million at March 31, 2013 and $286.0 million at March 31, 2012.

The weighted average yield on cash and invested assets for individual annuities decreased for the three months ended March 31, 2013, compared to the prior year period, primarily due to lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, compared with the average existing portfolio yield, partially offset by an increase in investment fee income. See the "Financial Condition" section which follows for additional information regarding the yields obtained on investment acquisitions. The weighted average interest crediting rate decreased due to crediting rate actions taken on a significant portion of our annuity portfolio during 2012 in response to the declining portfolio yield.

Life Insurance Segment

	Three months ended March 31,
	2013	2012	Change
	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges and other income	$13,675	$13,136	4%
Traditional life insurance premiums	44,934	43,123	4%
Net investment income	34,729	33,846	3%
Total operating revenues	93,338	90,105	4%

Benefits and expenses:
Interest sensitive product benefits:
Interest credited	7,448	7,141	4%
Death benefits	9,875	8,244	20%
Total interest sensitive product benefits	17,323	15,385	13%
Traditional life insurance benefits:
Death benefits	18,368	18,406	—%
Surrender and other benefits	9,101	8,657	5%
Increase in traditional life future policy benefits	12,329	12,256	1%
Total traditional life insurance benefits	39,798	39,319	1%
Distributions to participating policyholders	3,358	4,244	(21)%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	6,100	4,019	52%
Amortization of deferred acquisition costs	3,022	5,246	(42)%
Amortization of value of insurance in force	373	654	(43)%
Other underwriting expenses	13,432	11,875	13%
Total underwriting, acquisition and insurance expenses	22,927	21,794	5%
Total benefits and expenses	83,406	80,742	3%
Pre-tax operating income	$9,932	$9,363	6%

Life Insurance Segment

	Three months ended March 31,
	2013	2012	Change
	(Dollars in thousands)
Other data
Life premiums collected, net of reinsurance	$76,653	$60,349	27%
Policy liabilities and accruals, end of period	2,340,410	2,219,177	5%
Life insurance in force, end of period	46,921,625	44,090,701	6%
Average invested assets	2,325,630	2,221,231	5%
Investment fee income included in net investment income (1)	516	172	200%
Average interest sensitive life account value	674,772	637,762	6%

Interest sensitive life insurance spread:
Weighted average yield on cash and invested assets	6.30%	6.31%
Weighted average interest crediting rate	4.10%	4.08%
Spread	2.20%	2.23%

Life insurance lapse and surrender rates	5.5%	6.8%

Death benefits, net of reinsurance and reserves released	$18,727	$17,949	4%

(1)	Includes prepayment fee income and net discount accretion on mortgage and asset-backed securities resulting from changing prepayment speed assumptions at the end of each period.

Pre-tax operating income for the Life Insurance segment increased in the first quarter of 2013, compared to the prior year period, primarily due to an increase in the volume of business in force and a decrease amortization of deferred acquisition costs, partially offset by increases in mortality experience and general expenses.

Premiums collected are up this quarter compared to the prior quarter due to the relative attractiveness of life insurance products. The increased sales activity, along with the overall increase in business in force is contributing to the increase in revenues and expenses, including non-deferrable underwriting and commission related expenses. Increases in general expenses were also due to changes in expense allocations between segments and additional expenses associated with upgrading software.

Amortization of deferred acquisition costs was lower in the first quarter of 2013 compared to the prior year quarter, due to an $0.8 million refinement the first quarter of 2013. Amortization of deferred acquisition costs and value of insurance in force was also impacted by changes in actual profits on the underlying business.

Death benefits net of reinsurance and reserves released increased in the first quarter of 2013 due to an increase in the number of claims.

The weighted average yield on cash and invested assets for interest sensitive life insurance products decreased primarily due to lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, compared with the average existing portfolio yield, partially offset by an increase in investment fee income. See the "Financial Condition" section which follows for additional information regarding the yields obtained on investment acquisitions. The increase in the weighted average interest crediting rates on our interest sensitive life insurance products is due to new business issued at higher crediting rates, partially offset by crediting rate decreases taken on various products in 2012 and 2013 in response to the declining portfolio yield.

Corporate and Other Segment

	Three months ended March 31,
	2013	2012	Change
	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges	$11,242	$11,744	(4)%
Net investment income	8,879	6,588	35%
Other income	3,776	5,055	(25)%
Total operating revenues	23,897	23,387	2%

Benefits and expenses:
Interest sensitive product benefits	6,507	8,159	(20)%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	1,147	962	19%
Amortization of deferred acquisition costs	259	(53)	589%
Other underwriting expenses	1,848	1,399	32%
Total underwriting, acquisition and insurance expenses	3,254	2,308	41%
Interest expense	1,975	1,982	—%
Other expenses	4,384	5,790	(24)%
Total benefits and expenses	16,120	18,239	(12)%
	7,777	5,148	51%
Net loss attributable to noncontrolling interest	28	20	40%
Equity income (loss), before tax	(707)	111	(737)%
Pre-tax operating income	$7,098	$5,279	34%

Other data
Average invested assets	$792,337	$617,742	28%
Investment fee income included in net investment income (1)	25	46	(46)%
Average interest sensitive life account value	319,239	287,641	11%

Death benefits, net of reinsurance and reserves released	3,595	6,099	(41)%
Estimated impact on income from separate account performance on amortization of deferred acquisition costs	1,180	1,900	(38)%

(1)	Includes prepayment fee income and net discount accretion on mortgage and asset-backed securities resulting from changing prepayment speed assumptions at the end of each period.

Pre-tax operating income increased in the first quarter of 2013, compared to the prior year period, primarily due to a decrease in mortality experience and an increase in net investment income, partially offset by the impact of market performance and profits on amortization of deferred acquisition costs on our variable business and a decrease in equity income.

Other income in the first quarter of 2012 includes administrative fee income of $1.5 million received from EquiTrust Life for accounting and other services rendered to support the transition of that company subsequent to its sale in December 2011. Other income and other expenses also relate to fees and expenses from sales of brokered products and operating results of our non-insurance subsidiaries, which include management, advisory, marketing and distribution services and leasing activities.

Death benefits net of reinsurance and reserves released decreased in the first quarter of 2013 due to a decrease in the average size of claims.

Net investment income increased during 2013 due to increases in invested assets and investments in higher yielding securities.

Amortization of deferred acquisition costs increased for the quarter primarily due to the impact of market performance in the separate accounts.

Equity income (loss) includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest. Given the timing of availability of financial information from our equity investees, we will consistently use information that is as much as three months in arrears for certain of these entities. Several of these entities are investment companies whose operating results are derived primarily from unrealized and realized gains and losses generated by their investment portfolios. We also invest in low income housing tax credit partnerships which generate pre-tax losses but after tax gains as the related tax credits are realized. As is normal with these types of entities, the level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment, changes in prices of bond and equity securities held by the investment partnerships, timing and success of initial public offerings or exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures.

Income Taxes on Operating Income

The effective tax rate on operating income was 27.0% for the first quarter of 2013 compared to 27.3% for the 2012 period. The effective tax rates differ from the federal statutory rate of 35% primarily due to the impact of low-income housing credits from equity method investees, tax-exempt interest and dividend income and incentive stock option deductions.

Impact of Operating Adjustments on FBL Net Income

	Three months ended March 31,
	2013	2012
	(Dollars in thousands)
Realized gains (losses) on investments	$3,286	$(643)
Change in net unrealized gains/losses on derivatives	(370)	476
Change in amortization of:
Deferred acquisition costs	(74)	(544)
Value of insurance in force acquired	(35)	41
Unearned revenue reserve	12	93
Loss on debt redemption	—	(33)
Income tax offset	(987)	213
Net impact of operating income adjustments on continuing operations	1,832	(397)
Net impact of discontinued operations	—	(2,932)
Net impact of operating income adjustments	$1,832	$(3,329)

Summary of adjustments noted above after offsets and income taxes:
Realized gains/losses on investments	$1,895	$(249)
Change in net unrealized gains/losses on derivatives	(63)	(126)
Loss on debt redemption	—	(22)
Net impact of discontinued operations	—	(2,932)
Net impact of operating income adjustments	$1,832	$(3,329)
Net impact per common share - basic	$0.07	$(0.11)
Net impact per common share - assuming dilution	$0.07	$(0.11)

Income taxes on operating income adjustments on continuing operations are recorded at 35% as there are no permanent differences between book and taxable income relating to these adjustments.

Realized Gains (Losses) on Investments

	Three months ended March 31,
	2013	2012
	(Dollars in thousands)
Realized gains (losses) on investments:
Realized gains on sales	$5,640	$1,293
Realized losses on sales	(1,708)	(414)
Total other-than-temporary impairment charges	(646)	(11,301)
Net realized investment gains (losses)	3,286	(10,422)
Non-credit losses included in other comprehensive income	—	9,779
Total reported in statements of operations	$3,286	$(643)

The level of realized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments. See "Financial Condition - Investments" and Note 3 to our consolidated financial statements for details regarding our unrealized gains and losses on available-for-sale securities at March 31, 2013 and December 31, 2012.

Investment Credit Impairment Losses Recognized in Net Income

	Three months ended March 31,
	2013	2012
	(Dollars in thousands)
Corporate securities:
Energy	$—	$359
Transportation	—	171
Residential mortgage-backed	—	972
Mortgage loans	475	20
Real estate	171	—
Total other-than-temporary impairment losses reported in net income	$646	$1,522

Impairment losses for the three months ended March 31, 2013 were incurred within mortgage loans due to a troubled debt restructuring and real estate due to a contract to sell the property. Fixed maturity other-than-temporary credit impairment losses for the three months ended March 31, 2012 were incurred within several industry sectors. The energy sector loss related to a coal company that was downgraded due to continued uncertainty and our intent to reduce our exposure by selling all or a portion of the security. The transportation sector loss related to an airline with continuing financial difficulties. Losses were also incurred within our residential mortgage-backed securities due to anticipated interest shortfalls that we were not going to recover.

Loss from Discontinued Operations

As a result of the sale of EquiTrust Life, the operations of the component sold and the related loss on sale are reflected as discontinued operations for all periods presented. See Note 2 to our consolidated financial statements for additional details on loss from discontinued operations.

Financial Condition

Investments

Our investment portfolio increased 0.3% to $7,185.5 million at March 31, 2013 compared to $7,160.7 million at December 31, 2012. The portfolio increased due to positive cash flows from operating and financing activities. U.S. Treasury yields were wider and credit spreads declined during the first quarter of 2013. Moderately wide credit spreads in certain sectors continue to impact our investment portfolio. Additional details regarding securities in an unrealized loss position at March 31, 2013 are included in the discussion that follows and in Note 3 to our consolidated financial statements. Details regarding investment impairments are discussed above in the "Realized Gains (Losses) on Investments" section under "Results of Operations."

We manage the investment portfolio to optimize risk-adjusted yield within the context of prudent asset-liability management. We evaluate multiple cash flow testing scenarios as part of this process. The Company's investment policy calls for investing primarily in high quality fixed maturities and commercial mortgage loans.

Fixed Maturity Acquisitions Selected Information

	Three months ended March 31,
	2013	2012
	(Dollars in thousands)
Cost of acquisitions:
Corporate	$166,139	$146,151
Mortgage and asset-backed	51,970	152,844
Tax-exempt municipals	21,221	—
Taxable municipals	5,050	—
Total	$244,880	$298,995
Effective annual yield	4.22%	4.12%
Credit quality
NAIC 1 designation	65.5%	57.7%
NAIC 2 designation	33.7%	42.0%
Non-investment grade	0.8%	0.3%
Weighted-average life in years	19.0	9.9
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

A portion of the securities acquired during the three months ended March 31, 2013 and March 31, 2012, were acquired with the proceeds from advances on our funding agreements with the Federal Home Loan Bank (FHLB). The securities acquired to support these funding agreements often carry a lower average yield than securities acquired to support our other insurance products, due to the relatively low interest rate paid on those advances. The average yield of the securities acquired, excluding the securities supporting these funding agreements, was 4.49% during the three-month period ended March 31, 2013 and 4.62% during the three-month period ended March 31, 2012.

Investment Portfolio Summary

	March 31, 2013		December 31, 2012
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities - available for sale:
Public	$4,721,791	65.7%	$4,649,954	64.9%
144A private placement	1,246,084	17.4	1,297,628	18.1
Private placement	318,762	4.4	318,163	4.5
Total fixed maturities - available for sale	6,286,637	87.5	6,265,745	87.5
Equity securities	75,755	1.1	86,253	1.2
Mortgage loans	553,983	7.7	554,843	7.8
Real estate	6,056	0.1	4,668	0.1
Policy loans	173,358	2.4	174,254	2.4
Short-term investments	89,106	1.2	74,516	1.0
Other investments	555	—	371	—
Total investments	$7,185,450	100.0%	$7,160,650	100.0%

As of March 31, 2013, 95.0% (based on carrying value) of the available-for-sale fixed maturities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of March 31, 2013, no single non-investment grade holding exceeded 0.2% of total investments.

Credit Quality by NAIC Designation and Equivalent Rating

		March 31, 2013		December 31, 2012
NAIC Designation	Equivalent Rating (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$3,907,444	62.2%	$3,877,173	61.9%
2	BBB	2,065,078	32.8	2,054,260	32.8
	Total investment grade	5,972,522	95.0	5,931,433	94.7
3	BB	189,771	3.0	210,875	3.4
4	B	75,346	1.2	80,676	1.2
5	CCC	29,624	0.5	24,930	0.4
6	In or near default	19,374	0.3	17,831	0.3
	Total below investment grade	314,115	5.0	334,312	5.3
	Total fixed maturities - available for sale	$6,286,637	100.0%	$6,265,745	100.0%

(1)
Equivalent ratings are based on those provided by nationally recognized rating agencies with some exceptions for certain residential mortgage, commercial mortgage and asset-backed securities where they are based on the expected loss of the security rather than the probability of default.

See Note 3 to our consolidated financial statements for a summary of fixed maturities by contractual maturity date.

Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification

	March 31, 2013
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$264,813	$244,051	$29,786	$20,762	$(1,938)
Capital goods	206,253	197,879	23,555	8,374	(205)
Communications	119,364	104,363	13,360	15,001	(417)
Consumer cyclical	223,544	212,795	18,562	10,749	(228)
Consumer non-cyclical	325,147	282,996	30,953	42,151	(1,035)
Energy	400,464	387,113	53,181	13,351	(467)
Finance	816,353	746,602	70,159	69,751	(5,502)
Transportation	90,564	90,564	13,879	—	—
Utilities	884,524	797,866	123,795	86,658	(1,305)
Other	61,778	56,923	6,242	4,855	(145)
Total corporate securities	3,392,804	3,121,152	383,472	271,652	(11,242)
Collateralized debt obligation	—	—	—	—	—
Mortgage and asset-backed securities	1,581,293	1,420,310	118,437	160,983	(18,465)
United States Government and agencies	48,669	48,669	6,663	—	—
State, municipal and other governments	1,263,871	1,172,248	142,503	91,623	(2,107)
Total	$6,286,637	$5,762,379	$651,075	$524,258	$(31,814)

Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification

	December 31, 2012
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$262,068	$250,190	$32,086	$11,878	$(1,488)
Capital goods	200,164	188,833	25,292	11,331	(345)
Communications	109,376	106,462	14,099	2,914	(86)
Consumer cyclical	223,885	198,103	17,576	25,782	(477)
Consumer non-cyclical	317,162	296,401	35,802	20,761	(297)
Energy	397,046	395,372	56,768	1,674	(27)
Finance	801,565	699,674	68,374	101,891	(6,940)
Transportation	85,195	85,195	11,187	—	—
Utilities	836,785	804,200	131,292	32,585	(516)
Other	62,337	60,367	6,668	1,970	(7)
Total corporate securities	3,295,583	3,084,797	399,144	210,786	(10,183)
Collateralized debt obligation	—	—	—	—	—
Mortgage and asset-backed securities	1,674,714	1,489,283	113,613	185,431	(21,154)
United States Government and agencies	49,009	49,009	6,930	—	—
State, municipal and other governments	1,246,439	1,197,279	142,704	49,160	(2,917)
Total	$6,265,745	$5,820,368	$662,391	$445,377	$(34,254)

Non-Sovereign European Debt Exposure

	March 31, 2013		December 31, 2012
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
Italy	$19,696	$20,625	$19,694	$20,682
Spain	15,429	19,329	15,429	18,913
Ireland	8,995	11,037	8,976	10,701
Subtotal	44,120	50,991	44,099	50,296
United Kingdom	132,975	142,177	129,061	139,682
Netherlands	48,467	55,002	51,745	59,348
France	37,914	42,169	37,914	42,383
Other countries	54,293	58,958	45,936	50,433
Subtotal	273,649	298,306	264,656	291,846
Total European exposure	$317,769	$349,297	$308,755	$342,142

The table above reflects our exposure to non-sovereign European debt. This represents 5.6% of total fixed maturities as of March 31, 2013 and 5.5% of total fixed maturities as of December 31, 2012. The exposures are primarily in the industrial, financial and utility sectors. We do not own any securities issued by European governments.

Credit Quality of Available-for-Sale Fixed Maturities with Unrealized Losses

		March 31, 2013
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$270,483	51.6%	$(6,265)	19.7%
2	BBB	142,420	27.2	(3,804)	12.0
	Total investment grade	412,903	78.8	(10,069)	31.7
3	BB	50,144	9.6	(3,119)	9.8
4	B	39,337	7.5	(11,032)	34.7
5	CCC	12,254	2.3	(1,503)	4.7
6	In or near default	9,620	1.8	(6,091)	19.1
	Total below investment grade	111,355	21.2	(21,745)	68.3
	Total	$524,258	100.0%	$(31,814)	100.0%

		December 31, 2012
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$176,253	39.5%	$(5,731)	16.7%
2	BBB	134,355	30.2	(3,315)	9.7
	Total investment grade	310,608	69.7	(9,046)	26.4
3	BB	67,380	15.1	(3,801)	11.1
4	B	44,961	10.1	(14,227)	41.5
5	CCC	13,621	3.1	(1,263)	3.7
6	In or near default	8,807	2.0	(5,917)	17.3
	Total below investment grade	134,769	30.3	(25,208)	73.6
	Total	$445,377	100.0%	$(34,254)	100.0%

Available-For-Sale Fixed Maturities with Unrealized Losses by Length of Time

	March 31, 2013
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$241,574	$—	$(3,759)
Greater than three months to six months	—	95,478	—	(2,174)
Greater than six months to nine months	—	26,134	—	(1,118)
Greater than nine months to twelve months	—	2,911	—	(82)
Greater than twelve months	38,758	151,217	(14,325)	(10,356)
Total	$38,758	$517,314	$(14,325)	$(17,489)

Available-For-Sale Fixed Maturities with Unrealized Losses by Length of Time

	December 31, 2012
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$168,537	$—	$(2,238)
Greater than three months to six months	—	33,622	—	(923)
Greater than six months to nine months	—	9,276	—	(109)
Greater than nine months to twelve months	—	18,424	—	(369)
Greater than twelve months	51,957	197,815	(18,691)	(11,924)
Total	$51,957	$427,674	$(18,691)	$(15,563)

Available-For-Sale Fixed Maturities with Unrealized Losses by Maturity Date

	March 31, 2013		December 31, 2012
	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Due in one year or less	$178	$—	$—	$—
Due after one year through five years	28,685	(3,910)	28,999	(3,793)
Due after five years through ten years	38,999	(561)	42,320	(711)
Due after ten years	295,413	(8,878)	188,627	(8,596)
	363,275	(13,349)	259,946	(13,100)
Mortgage and asset-backed	160,983	(18,465)	185,431	(21,154)
Total	$524,258	$(31,814)	$445,377	$(34,254)

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

Mortgage and Asset-Backed Securities by Type

	March 31, 2013
	Amortized Cost	Par Value	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$378,841	$444,123	$405,205	6.4%
Pass-through	28,916	28,752	31,710	0.5
Planned and targeted amortization class	182,955	181,361	198,632	3.2
Other	10,606	13,613	11,817	0.2
Total residential mortgage-backed securities	601,318	667,849	647,364	10.3
Commercial mortgage-backed securities	438,834	445,970	482,599	7.7
Other asset-backed securities	441,169	494,156	451,330	7.2
Total	$1,481,321	$1,607,975	$1,581,293	25.2%

Mortgage and Asset-Backed Securities by Type

	December 31, 2012
	Amortized Cost	Par Value	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$404,252	$468,821	$424,922	6.8%
Pass-through	31,496	31,309	34,614	0.6
Planned and targeted amortization class	184,537	183,265	201,051	3.2
Other	12,670	15,713	13,595	0.2
Total residential mortgage-backed securities	632,955	699,108	674,182	10.8
Commercial mortgage-backed securities	463,504	470,474	510,819	8.1
Other asset-backed securities	485,796	538,489	489,713	7.8
Total	$1,582,255	$1,708,071	$1,674,714	26.7%

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

Our direct exposure to the Alt-A home equity and subprime first-lien sectors is limited to investments in structured securities collateralized by senior tranches of residential mortgage loans with this exposure. We also have a partnership interest in two funds that own securities backed by Alt-A home equity, subprime first-lien and adjustable rate mortgage collateral. The funds are reported as securities and indebtedness of related parties in our consolidated balances sheets with a fair value of $25.4 million at March 31, 2013 and $24.2 million at December 31, 2012. We do not own any direct investments in subprime lenders.

Mortgage and Asset-Backed Securities by Collateral Type

	March 31, 2013			December 31, 2012
	Amortized Cost	Carrying Value	Percent of Fixed Maturities	Amortized Cost	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Government agency	$250,054	$275,423	4.4%	$258,461	$285,763	4.6%
Prime	197,925	211,328	3.4	220,925	232,277	3.7
Alt-A	204,788	215,122	3.4	204,712	206,847	3.3
Subprime	12,356	9,136	0.1	12,356	8,912	0.1
Commercial mortgage	438,834	482,599	7.7	463,504	510,819	8.1
Non-mortgage	377,364	387,685	6.2	422,297	430,096	6.9
Total	$1,481,321	$1,581,293	25.2%	$1,582,255	$1,674,714	26.7%

The mortgage and asset-backed securities can be summarized into three broad categories: residential, commercial and other asset-backed securities.

Residential Mortgage-Backed Securities by Collateral Type and Origination Year

	March 31, 2013
	Government & Prime		Alt-A		Total
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2013-2008	$196,737	$213,456	$1,311	$1,361	$198,048	$214,817
2007	32,512	37,099	29,800	29,841	62,312	66,940
2006	24,062	27,479	29,371	32,014	53,433	59,493
2005	15,913	17,739	3,949	4,600	19,862	22,339
2004 and prior	173,400	185,991	94,263	97,784	267,663	283,775
Total	$442,624	$481,764	$158,694	$165,600	$601,318	$647,364

	December 31, 2012
	Government & Prime		Alt-A		Total
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2012-2008	$201,055	$219,120	$1,457	$1,511	$202,512	$220,631
2007	30,133	33,293	28,154	27,018	58,287	60,311
2006	25,436	27,680	28,090	28,635	53,526	56,315
2005	16,976	18,757	4,110	4,679	21,086	23,436
2004 and prior	200,394	214,138	97,150	99,351	297,544	313,489
Total	$473,994	$512,988	$158,961	$161,194	$632,955	$674,182

Residential Mortgage-Backed Securities by NAIC Designation and Equivalent Rating

		March 31, 2013		December 31, 2012
NAIC Designation	Equivalent Rating	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$590,537	91.2%	$618,541	91.7%
2	BBB	13,952	2.2	12,763	1.9
3	BB	20,872	3.2	21,255	3.2
4	B	22,003	3.4	11,356	1.7
5	CCC	—	—	10,267	1.5
	Total	$647,364	100.0%	$674,182	100.0%

Commercial Mortgage-Backed Securities by Origination Year

	March 31, 2013		December 31, 2012
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2011	$88,408	$101,482	$88,483	$101,251
2010	9,110	9,854	15,206	16,042
2009	20,115	23,892	20,049	24,445
2008	96,023	110,581	96,548	113,270
2007 and prior	225,178	236,790	243,218	255,811
Total	$438,834	$482,599	$463,504	$510,819

Commercial Mortgage-Backed Securities by NAIC Designation and Equivalent Rating

		March 31, 2013		December 31, 2012
NAIC Designation	Equivalent Rating	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	GNMA	$220,275	45.6%	$223,311	43.7%
1	FNMA	14,993	3.1	15,272	3.0
1	AAA, AA, A
	Generic	124,756	25.9	146,143	28.6
	Super Senior	66,957	13.9	70,519	13.8
	Mezzanine	18,475	3.8	18,043	3.5
	Junior	20,606	4.3	20,398	4.0
	Total AAA, AA, A	230,794	47.9	255,103	49.9
2	BBB	6,217	1.3	6,348	1.3
3	BB	7,864	1.6	7,863	1.5
4	B	2,456	0.5	2,922	0.6
	Total	$482,599	100.0%	$510,819	100.0%

Government National Mortgage Association (GNMA) guarantees principal and interest on mortgage backed securities. The guarantee is backed by the full faith and credit of the United States Government. The Federal National Mortgage Association (FNMA) is a government-sponsored enterprise (GSE) that was chartered by Congress to reduce borrowing costs for certain homeowners. GSEs carry an implicit backing of the U.S. Government but do not have explicit guarantees like GNMA.

The AAA, AA and A rated commercial mortgage-backed securities are broken down into categories based on subordination levels. Rating agencies disclose subordination levels, which measure the amount of credit support that the bonds (or tranches) have from subordinated bonds (or tranches). Generic is a term used for securities issued prior to 2005. The super senior securities have subordination levels greater than 27%, the mezzanine securities have subordination levels in the 17% to 27% range and the junior securities have subordination levels in the 9% to 16% range. Also included in the commercial mortgage-backed securities are military housing bonds totaling $94.2 million at March 31, 2013 and $95.1 million at December 31, 2012.

These bonds are used to fund the construction of multi-family homes on United States military bases. The bonds are backed by a first mortgage lien on residential military housing projects.

Other Asset-Backed Securities by Collateral Type and Origination Year

	March 31, 2013
	Government & Prime		Alt-A		Subprime		Non-Mortgage		Total
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2013	$—	$—	$—	$—	$—	$—	$28,478	$28,493	$28,478	$28,493
2012	—	—	—	—	—	—	153,142	157,709	153,142	157,709
2011	—	—	—	—	—	—	47,662	49,640	47,662	49,640
2010	—	—	—	—	—	—	16,197	16,844	16,197	16,844
2009	—	—	—	—	—	—	1,323	1,320	1,323	1,320
2008 and prior	5,355	4,987	46,094	49,522	12,356	9,136	130,562	133,679	194,367	197,324
Total	$5,355	$4,987	$46,094	$49,522	$12,356	$9,136	$377,364	$387,685	$441,169	$451,330

Other Asset-Backed Securities by Collateral Type and Origination Year

	December 31, 2012
	Government & Prime		Alt-A		Subprime		Non-Mortgage		Total
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2012	$—	$—	$—	$—	$—	$—	$149,056	$152,723	$47,781	$152,723
2011	—	—	—	—	—	—	47,781	49,416	47,781	49,416
2010	—	—	—	—	—	—	63,316	63,640	63,316	63,640
2009	—	—	—	—	—	—	2,889	2,888	2,889	2,888
2008 and prior	5,392	5,052	45,751	45,653	12,356	8,912	159,255	161,429	222,754	221,046
Total	$5,392	$5,052	$45,751	$45,653	$12,356	$8,912	$422,297	$430,096	$485,796	$489,713

Other Asset-Backed Securities by NAIC Designation and Equivalent Rating

		March 31, 2013		December 31, 2012
NAIC Designation	Equivalent Ratings	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$400,317	88.7%	$434,160	88.7%
2	BBB	15,350	3.4	21,238	4.3
3	BB	2,325	0.5	5,588	1.1
4	B	11,695	2.6	11,041	2.3
5	CCC	11,750	2.6	6,825	1.4
6	In or near default	9,893	2.2	10,861	2.2
	Total	$451,330	100.0%	$489,713	100.0%

State, Municipal and Other Government Securities

State, municipal and other government securities totaled $1.3 billion, or 20.1% of total fixed maturities at March 31, 2013, and include investments in general obligation, revenue and municipal housing bonds. Our investment strategy is to utilize municipal bonds in addition to corporate bonds, as we believe they provide additional diversification and have historically low default rates compared with similarly rated corporate bonds. We evaluate the credit strength of the underlying issues on both a quantitative and qualitative basis, excluding insurance, prior to acquisition. The majority of the municipal bonds we hold are investment grade credits without consideration of insurance. Our municipal bonds are well diversified by type and geography with the top exposure being water and sewer revenue bonds. Our municipal bond exposure has an average rating of AA and is trading at 112.5% of amortized cost.

Equity Securities

Equity securities totaled $75.8 million at March 31, 2013 and $86.3 million at December 31, 2012. Gross unrealized gains totaled $5.4 million and gross unrealized losses totaled $0.4 million at March 31, 2013. At December 31, 2012, gross unrealized gains totaled $4.8 million and gross unrealized losses totaled $0.7 million on these securities. The unrealized losses are primarily attributable to nonredeemable perpetual preferred securities from issuers in the financial sector. See Note 3 to our consolidated financial statements for further discussion regarding our analysis of unrealized losses related to these securities.

Mortgage Loans

Mortgage loans totaled $554.0 million at March 31, 2013 and $554.8 million at December 31, 2012. Our mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. The total number of commercial mortgage loans outstanding was 140 at March 31, 2013 and 142 at December 31, 2012. In 2013, new loans ranged from $3.7 million to $7.2 million in size, with an average loan size of $5.4 million, and an average loan term of 8 years and an average yield of 3.93%. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. The majority of our mortgage loans amortize principal, with 7.0% that are interest only loans at March 31, 2013. At March 31, 2013, the average loan-to-value of the current outstanding principal balance using the most recent appraised value was 54.6% and the weighted average debt service coverage ratio was 1.5 based on the results of our 2011 annual study. See Note 3 to our consolidated financial statements for further discussion regarding our mortgage loans.

Asset-Liability Management

Our asset-liability management program includes (i) designing and developing products that encourage persistency and help ensure targeted spreads are earned and, as a result, create a stable liability structure, and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of our insurance liabilities. The weighted average life of the fixed maturity and mortgage loan portfolio based on fair values was approximately 9.7 years at March 31, 2013 and 9.4 years at December 31, 2012. The effective duration of the fixed maturity and mortgage loan portfolios backing our annuity products was 5.7 at March 31, 2013 and 5.5 at December 31, 2012. The effective duration of our annuity liabilities was approximately 6.4 at March 31, 2013 and 6.5 at December 31, 2012. While it can be difficult to maintain asset and liability durations that are closely matched in a dynamic environment, we have identified various strategies that can be implemented if duration mismatches exceed acceptable tolerances.

Other Assets

Deferred acquisition costs increased 12.1% to $229.1 million at March 31, 2013, primarily due to the impact of the change in unrealized appreciation/depreciation on fixed maturity securities. The impact of unrealized appreciation/depreciation on fixed maturity securities decreased deferred acquisition costs $153.9 million at March 31, 2013 and $172.3 million at December 31, 2012. Cash and cash equivalents increased $22.4 million in 2013 primarily due to normal fluctuations in timing of payments made and received. Assets held in separate accounts increased 5.3% to $651.5 million primarily due to the market performance on the underlying investment portfolios. Other assets increased 28.2% to $75.9 million primarily due to increases in receivables on certain reinsurance contracts and other prepaid expenses.

Liabilities

Future policy benefits increased 0.8% to $5,554.5 million at March 31, 2013 primarily due to an increase in the volume of annuity and life business in force. Other liabilities increased 12.4% to $106.6 million primarily due to increases for securities purchased and certain reinsurance contracts. Liabilities related to separate accounts increased 5.3% to $651.5 million primarily due to the impact of changes in market performance.

Stockholders' Equity

FBL Financial Group, Inc. stockholders' equity increased 2.5% to $1,241.9 million at March 31, 2013, compared to $1,212.2 million at December 31, 2012, primarily due to comprehensive income, partially offset by the repurchase of 0.2 million shares of our Class A common stock for $5.5 million during 2013, as discussed in Note 8 to our consolidated financial statements.

At March 31, 2013, FBL's common stockholders' equity was $1,238.9 million, or $48.47 per share, compared to $1,209.2 million or $47.47 per share at December 31, 2012. Included in stockholders' equity per common share is $11.57 at March 31, 2013 and $11.38 at December 31, 2012 attributable to accumulated other comprehensive income.

Liquidity and Capital Resources

Cash Flows

During 2013, our operating activities generated cash flows totaling $27.1 million consisting of net income of $24.9 million adjusted for non-cash operating revenues and expenses netting to $2.1 million. We used cash of $25.4 million in our investing activities during the 2013 period. The primary uses were $263.6 million of investment acquisitions, mostly in fixed maturity securities, partially offset by $254.2 million in sales, maturities and repayments of investments. Our financing activities provided cash of $20.8 million during the 2013 period. The primary financing source was $119.5 million in receipts from interest sensitive products credited to policyholder account balances, which was partially offset by $96.7 million for return of policyholder account balances on interest sensitive products. Also, funds of $0.4 million were used for the net repurchase and issuance of common stock.

Sources and Uses of Capital Resources

Parent company cash inflows from operations consist primarily of (i) fees that it charges the various subsidiaries and affiliates for management of their operations, (ii) expense reimbursements and tax settlements from subsidiaries and affiliates, (iii) proceeds from the exercise of employee stock options, (iv) proceeds from borrowings, (v) investment income and (vi) dividends from subsidiaries, if declared and paid. Revenue sources for the parent company during the quarter ended March 31, 2013 included management fees from subsidiaries and affiliates of $1.0 million. Cash outflows are principally for salaries, taxes and other expenses related to providing these management services, dividends on outstanding stock, stock repurchases, interest and principal repayments on our parent company debt and capital contributions to subsidiaries.

During 2011 and 2012, the Board of Directors approved plans to repurchase up to $230.0 million of our Class A common stock. These repurchase plans authorize us to make repurchases in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. During the first quarter of 2013, we repurchased 158,927 shares for $5.5 million. During the first quarter of 2012, we conducted a modified “Dutch Auction” tender offer, entered into a separate stock repurchase agreement with our majority stockholder and purchased shares in the open market totaling 3,197,054 shares for $112.8 million. At March 31, 2013, $29.0 million remains available for repurchase under these plans. Completion of the program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

Interest payments on our debt totaled $2.0 million for the three months ended March 31, 2013 and $5.5 million for the 2012 period. In connection with the EquiTrust Life sale, we redeemed $175.0 million of Senior Notes with non-affiliates in January 2012 with funds from two irrevocable debt defeasance trusts. The 2012 interest payments include $3.5 million from the debt defeasance trusts for the Senior Notes redeemed in 2012. Interest payments on our debt outstanding at March 31, 2013 are estimated to be $5.9 million for the remainder of 2013.

Farm Bureau Life's cash inflows primarily consist of premium income, deposits to policyholder account balances, income from investments, sales, maturities and calls of investments and repayments of investment principal. Farm Bureau Life's cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, current operating expenses and dividends. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. Continuing operations and financing activities from Farm Bureau Life relating to interest sensitive products provided funds totaling $62.9 million for the three months ended March 31, 2013 and $142.6 million for the 2012 period.

Farm Bureau Life's ability to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. During the remainder of 2013, the maximum amount legally available for distribution to FBL Financial Group, Inc., without further regulatory approval, is $93.0 million.

We paid cash dividends on our common and preferred stock during the three-month period totaling $2.8 million in 2013 and $3.1 million in 2012. It is anticipated that quarterly cash dividend requirements for 2013 will be $0.0075 per Series B redeemable preferred share and $0.11 per common share. The level of common stock dividends will be analyzed quarterly and will be dependent upon our capital and liquidity positions. In addition, alternative uses of excess capital, such as common stock repurchases, may impact future dividend levels. Assuming a dividend rate of $0.11 per common share, the common and preferred dividends would total approximately $8.6 million during the remainder of 2013. The parent company expects to have sufficient resources and cash flows to meet its interest and dividend payments throughout 2013. The parent company had available cash and investments totaling $109.2 million at March 31, 2013. FBL Financial Group, Inc. expects to rely on available cash resources and management fee income to make dividend payments to its stockholders and interest payments on its debt, as well as fund any capital initiatives such as the stock repurchases described above. We had no material commitments for capital expenditures as of March 31, 2013.

We manage the amount of our capital to be consistent with statutory and rating agency requirements. As of March 31, 2013, we estimate that we have sufficient capital in Farm Bureau Life to meet our rating objectives. However, this capital may not be sufficient if significant future losses are incurred and access to additional capital is limited.

On a consolidated basis, we anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. However, there can be no assurance that future experience regarding benefits and surrenders will be similar to historic experience since benefits and surrender levels are influenced by such factors as the interest rate environment, our financial strength ratings, the economy and other factors that impact policyholder behavior. Our investment portfolio at March 31, 2013, included $89.1 million of short-term investments, $100.5 million of cash and cash equivalents and $558.8 million in carrying value of U.S. Government and U.S. Government agency-backed securities that could be readily converted to cash at or near carrying value. Farm Bureau Life is also a member of the FHLB, which provides a source for additional liquidity, if needed. This membership allows us to utilize fixed or floating rate advances offered by the FHLB and secured by qualifying collateral. Our total capacity to utilize such advances is impacted by multiple factors including the market value of eligible collateral, level of statutory admitted assets and excess reserves, and our willingness or capacity to hold activity-based FHLB common stock.

Contractual Obligations

In the normal course of business, we enter into insurance contracts, financing transactions, lease agreements or other commitments which are necessary or beneficial to our operations. These commitments may obligate us to certain cash flows during future periods. There have been no material changes to our total contractual obligations since December 31, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks of Financial Instruments

There have been no material changes in the market risks from the information provided in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Form 10-K filed February 14, 2013.

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

Our internal control over financial reporting changes from time-to-time as we modify and enhance our systems and processes to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. Any significant changes in controls are evaluated prior to implementation to help ensure the continued effectiveness of our internal controls and internal control environment. While changes have taken place in our internal controls during the quarter ended March 31, 2013, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

The following table sets forth issuer purchases of equity securities for the quarter ended March 31, 2013.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) (1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 through January 31, 2013	104,547	$33.81	104,547	$30,956,644
February 1, 2013 through February 28, 2013	38,684	35.81	38,684	$29,571,538
March 1, 2013 through March 31, 2013	15,696	35.71	15,696	$29,011,026
Total	158,927	$34.48

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
101+#
Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language) from FBL Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 as follows: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Financial Statements

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

Date: May 2, 2013

FBL FINANCIAL GROUP, INC.

By	/s/ James P. Brannen
James P. Brannen
Chief Executive Officer (Principal Executive Officer)

By	/s/ Donald J. Seibel
Donald J. Seibel
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)