Form 10-Q
period 2013-06-30
FBL FINANCIAL GROUP INC
filed 2013-08-01
CIK 1012771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:
Title of each class	Outstanding at July 30, 2013
Class A Common Stock, without par value	24,504,327
Class B Common Stock, without par value	1,141,291

FBL FINANCIAL GROUP, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

ITEM 1. FINANCIAL STATEMENTS

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	June 30, 2013	December 31, 2012
Assets
Investments:
Fixed maturities - available for sale, at fair value (amortized cost: 2013 - $5,854,711; 2012 - $5,637,608)	$6,198,400	$6,265,745
Equity securities - available for sale, at fair value (cost: 2013 - $74,113; 2012 - $82,140)	77,439	86,253
Mortgage loans	571,017	554,843
Real estate	4,102	4,668
Policy loans	174,486	174,254
Short-term investments	61,388	74,516
Other investments	548	371
Total investments	7,087,380	7,160,650

Cash and cash equivalents	62,071	78,074
Securities and indebtedness of related parties	113,201	100,606
Accrued investment income	73,815	69,965
Amounts receivable from affiliates	3,192	3,931
Reinsurance recoverable	99,495	98,238
Deferred acquisition costs	300,464	204,326
Value of insurance in force acquired	22,185	17,154
Current income taxes recoverable	—	6,735
Other assets	72,694	59,238
Assets held in separate accounts	641,248	618,809

Total assets	$8,475,745	$8,417,726

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

	June 30, 2013	December 31, 2012
Liabilities and stockholders' equity
Liabilities:
Future policy benefits:
Interest sensitive products	$4,194,976	$4,050,846
Traditional life insurance and accident and health products	1,487,066	1,457,075
Other policy claims and benefits	44,624	39,072
Supplementary contracts without life contingencies	355,698	361,273
Advance premiums and other deposits	232,457	226,485
Amounts payable to affiliates	281	1,658
Long-term debt payable to affiliates	50,000	50,000
Long-term debt payable to non-affiliates	97,000	97,000
Current income taxes	2,413	—
Deferred income taxes	143,292	208,433
Other liabilities	90,410	94,828
Liabilities related to separate accounts	641,248	618,809
Total liabilities	7,339,465	7,205,479

Stockholders' equity:
FBL Financial Group, Inc. stockholders' equity:
Preferred stock, without par value, at liquidation value - authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 24,472,905 shares in 2013 and 24,282,184 shares in 2012	128,507	115,706
Class B common stock, without par value - authorized 1,500,000 shares, issued and outstanding 1,141,291 shares in 2013 and 1,192,890 shares in 2012	7,197	7,522
Accumulated other comprehensive income	164,788	289,853
Retained earnings	832,737	796,110
Total FBL Financial Group, Inc. stockholders' equity	1,136,229	1,212,191
Noncontrolling interest	51	56
Total stockholders' equity	1,136,280	1,212,247
Total liabilities and stockholders' equity	$8,475,745	$8,417,726

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues:
Interest sensitive product charges	$26,795	$24,190	$52,099	$49,422
Traditional life insurance premiums	46,058	45,908	90,992	89,031
Net investment income	92,898	89,423	183,708	176,311
Net realized capital gains on sales of investments	7,435	4,411	11,367	5,290

Total other-than-temporary impairment losses	(199)	(3,679)	(845)	(14,980)
Non-credit portion in other comprehensive income	—	—	—	9,779
Net impairment losses recognized in earnings	(199)	(3,679)	(845)	(5,201)
Other income	3,696	5,729	7,410	10,734
Total revenues	176,683	165,982	344,731	325,587

Benefits and expenses:
Interest sensitive product benefits	48,631	49,328	96,923	98,410
Traditional life insurance benefits	40,263	40,341	80,069	79,452
Policyholder dividends	3,395	3,370	6,753	7,614
Underwriting, acquisition and insurance expenses	37,335	34,374	72,359	67,101
Interest expense	1,838	1,983	3,813	3,965
Other expenses	4,818	6,683	9,202	12,506
Total benefits and expenses	136,280	136,079	269,119	269,048
	40,403	29,903	75,612	56,539
Income taxes	(13,378)	(10,256)	(24,961)	(19,014)
Equity income, net of related income taxes	2,528	630	3,840	2,251
Net income from continuing operations	29,553	20,277	54,491	39,776
Discontinued operations:
Loss on sale of subsidiary	—	—	—	(2,252)
Loss from discontinued operations, net of tax	—	(84)	—	(764)
Total loss from discontinued operations	—	(84)	—	(3,016)
Net income	29,553	20,193	54,491	36,760
Net loss attributable to noncontrolling interest	34	98	62	118
Net income attributable to FBL Financial Group, Inc.	$29,587	$20,291	$54,553	$36,878

Earnings per common share:
Income from continuing operations	$1.14	$0.74	$2.12	$1.37
Loss from discontinued operations	—	—	—	(0.10)
Earnings per common share	$1.14	$0.74	$2.12	$1.27
Earnings per common share - assuming dilution:
Income from continuing operations	$1.13	$0.73	$2.10	$1.35
Loss from discontinued operations	—	—	—	(0.10)
Earnings per common share - assuming dilution	$1.13	$0.73	$2.10	$1.25

Cash dividends per common share	$0.11	$0.10	$0.22	$0.20

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income	$29,553	$20,193	$54,491	$36,760
Other comprehensive income (loss), net of tax
Change in net unrealized investment gains/losses	(131,175)	52,271	(125,498)	61,717
Non-credit impairment losses	1	—	(35)	(6,356)
Change in underfunded status of postretirement benefit plans	205	—	468	(96)
Total other comprehensive income (loss), net of tax	(130,969)	52,271	(125,065)	55,265
Total comprehensive income (loss), net of tax	(101,416)	72,464	(70,574)	92,025
Comprehensive loss attributable to noncontrolling interest	34	98	62	118
Total comprehensive income (loss) applicable to FBL Financial Group, Inc.	$(101,382)	$72,562	$(70,512)	$92,143

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands)

	FBL Financial Group, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Accumulated Other Comprehensive Income	Retained Earnings	Non- controlling Interest	Total Stockholders' Equity
Balance at January 1, 2012	$3,000	$137,206	$177,845	$884,263	$115	$1,202,429
Net income - six months ended June 30, 2012	—	—	—	36,878	(118)	36,760
Other comprehensive income	—	—	55,265	—	—	55,265
Issuance of common stock under compensation plans	—	6,627	—	—	—	6,627
Purchase of common stock	—	(18,251)	—	(118,215)	—	(136,466)
Dividends on preferred stock	—	—	—	(75)	—	(75)
Dividends on common stock	—	—	—	(5,751)	—	(5,751)
Balance at June 30, 2012	$3,000	$125,582	$233,110	$797,100	$(3)	$1,158,789

Balance at January 1, 2013	$3,000	$123,228	$289,853	$796,110	$56	$1,212,247
Net income - six months ended June 30, 2013	—	—	—	54,553	(62)	54,491
Other comprehensive loss	—	—	(125,065)	—	—	(125,065)
Issuance of common stock under compensation plans	—	14,275	—	—	—	14,275
Purchase of common stock	—	(1,799)	—	(12,206)	—	(14,005)
Dividends on preferred stock	—	—	—	(75)	—	(75)
Dividends on common stock	—	—	—	(5,645)	—	(5,645)
Receipts related to noncontrolling interest	—	—	—	—	57	57
Balance at June 30, 2013	$3,000	$135,704	$164,788	$832,737	$51	$1,136,280

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Six months ended June 30,
	2013	2012
Operating activities
Net income	$54,491	$36,760
Adjustments to reconcile net income to net cash provided by operating activities:
Interest credited to account balances	71,327	70,323
Charges for mortality, surrenders and administration	(50,062)	(47,420)
Net realized gains on investments	(10,522)	(89)
Change in fair value of derivatives	(553)	274
Increase in traditional life and accident and health benefit liabilities	29,991	30,995
Deferral of acquisition costs	(22,807)	(25,985)
Amortization of deferred acquisition costs and value of insurance in force	17,772	18,144
Change in reinsurance recoverable	(1,257)	(1,302)
Provision for deferred income taxes	1,944	3,420
Loss on sale of subsidiary	—	2,252
Other	(12,750)	(40,540)
Net cash provided by operating activities	77,574	46,832

Investing activities
Sales, maturities or repayments:
Fixed maturities - available for sale	401,421	306,850
Equity securities - available for sale	8,135	7,079
Mortgage loans	22,889	28,878
Derivative instruments	263	—
Policy loans	18,355	16,941
Securities and indebtedness of related parties	2,191	—
Other long-term investments	30	—
Real estate	1,957	—
Acquisitions:
Fixed maturities - available for sale	(596,148)	(595,177)
Equity securities - available for sale	(6,108)	(18,510)
Mortgage loans	(41,140)	(23,880)
Derivative instruments	(222)	(120)
Policy loans	(18,587)	(19,773)
Securities and indebtedness of related parties	(15,847)	(17,899)
Short-term investments, net change	13,128	13,059
Purchases and disposals of property and equipment, net	(5,566)	(855)
Net cash used in investing activities	(215,249)	(303,407)

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Six months ended June 30,
	2013	2012
Financing activities
Contract holder account deposits	$325,672	$422,809
Contract holder account withdrawals	(198,212)	(197,375)
Transfer from restricted debt defeasance trusts	—	211,627
Repayments of debt	—	(174,258)
Receipts related to noncontrolling interests, net	57	—
Excess tax deductions on stock-based compensation	1,622	2,251
Repurchase of common stock, net	(1,747)	(130,304)
Dividends paid	(5,720)	(5,826)
Net cash provided by financing activities	121,672	128,924
Decrease in cash and cash equivalents	(16,003)	(127,651)
Cash and cash equivalents at beginning of period	78,074	296,339
Cash and cash equivalents at end of period	$62,071	$168,688

Supplemental disclosures of cash flow information
Cash paid (received) during the period for:
Interest	$3,950	$7,433
Income taxes	7,001	(1,556)

See accompanying notes.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2013

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

Operating results for the three and six-month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. We encourage you to refer to our consolidated financial statements and notes for the year ended December 31, 2012 included in our Annual Report on Form 10-K for a complete description of our material accounting policies. Also included in the Form 10-K is a description of areas of judgments and estimates and other information necessary to understand our financial position and results of operations.

2. Discontinued Operations

On December 30, 2011, we sold our wholly-owned subsidiary, EquiTrust Life Insurance Company (EquiTrust Life). We recognized an additional loss on the sale of subsidiary of $2.3 million, net of tax, during the first quarter of 2012 as a result of post-closing sales price adjustments. As a result of the sale, our consolidated financial statements are presented to reflect the operations of the component sold as discontinued operations. A summary of loss from discontinued operations is as follows:

Condensed Statement of Loss from Discontinued Operations

	Three months ended June 30, 2012	Six months ended June 30, 2012
	(Dollars in thousands)
Benefits and expenses	$(129)	$(320)
Interest expense allocation	—	(855)
Income taxes	45	411
Income (loss) from discontinued operations	$(84)	$(764)

Notes Redemptions

In connection with the EquiTrust Life sale discussed above, during the first quarter of 2012, we completed the required redemption of $175.0 million of our long-term debt in accordance with the mandatory redemption provisions of the underlying notes. The make-whole redemption price of $210.9 million, which included repayment of principal, accrued interest and a make-whole premium, was funded from assets held in two irrevocable debt defeasance trusts. The make-whole redemption premium was based on U.S. Treasury yields and considered an embedded derivative with a fair value of $33.1 million at December 31, 2011. The change in fair value during 2012 was offset by the write off of deferred debt issuance costs and reported with other expenses in the consolidated statements of operations.

3. Investment Operations

Fixed Maturity and Equity Securities

Available-For-Sale Fixed Maturity and Equity Securities by Investment Category

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit losses on other-than-temporary impairments (1)
	(Dollars in thousands)
Fixed maturities:
Corporate (2)	$3,155,674	$260,267	$(55,079)	$3,360,862	$(3,301)
Residential mortgage-backed	563,132	39,794	(6,236)	596,690	(4,879)
Commercial mortgage-backed	429,086	27,720	(5,548)	451,258	—
Other asset-backed	450,067	19,118	(11,328)	457,857	(1,981)
United States Government and agencies	40,614	5,118	(7)	45,725	—
State, municipal and other governments	1,216,138	89,013	(19,143)	1,286,008	—
Total fixed maturities	$5,854,711	$441,030	$(97,341)	$6,198,400	$(10,161)

Equity securities:
Non-redeemable preferred stocks	$47,691	$3,529	$(706)	$50,514	$—
Common stocks	26,422	503	—	26,925	—
Total equity securities	$74,113	$4,032	$(706)	$77,439	$—

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit losses on other-than-temporary impairments (1)
	(Dollars in thousands)
Fixed maturities:
Corporate (2)	$2,906,622	$399,144	$(10,183)	$3,295,583	$(2,913)
Residential mortgage-backed	632,955	47,459	(6,232)	674,182	(5,164)
Commercial mortgage-backed	463,504	49,173	(1,858)	510,819	—
Other asset-backed	485,796	16,981	(13,064)	489,713	(4,788)
United States Government and agencies	42,079	6,930	—	49,009	—
State, municipal and other governments	1,106,652	142,704	(2,917)	1,246,439	—
Total fixed maturities	$5,637,608	$662,391	$(34,254)	$6,265,745	$(12,865)

Equity securities:
Non-redeemable preferred stocks	$56,909	$4,251	$(668)	$60,492	$—
Common stocks	25,231	530	—	25,761	—
Total equity securities	$82,140	$4,781	$(668)	$86,253	$—

(1)	Non-credit losses, subsequent to the initial impairment measurement date, on other-than-temporary impairments are included in the gross unrealized gains and losses columns above.

(2)
Corporate securities include hybrid preferred securities with a carrying value of $73.2 million at June 30, 2013 and $99.6 million at December 31, 2012. Corporate securities also include redeemable preferred stock with a carrying value of $18.2 million at June 30, 2013 and $5.6 million at December 31, 2012.

Short-term investments have been excluded from the above schedules as amortized cost approximates fair value for these securities.

Available-For-Sale Fixed Maturities by Maturity Date

	June 30, 2013
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due in one year or less	$102,394	$107,404
Due after one year through five years	646,250	707,272
Due after five years through ten years	1,085,134	1,176,020
Due after ten years	2,578,648	2,701,899
	4,412,426	4,692,595
Mortgage-backed and other asset-backed	1,442,285	1,505,805
Total fixed maturities	$5,854,711	$6,198,400

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Fixed maturities not due at a single maturity date have been included in the above table in the year of final contractual maturity.

Net Unrealized Gains (Losses) on Investments in Accumulated Other Comprehensive Income

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Net unrealized appreciation on:
Fixed maturities - available for sale	$343,689	$628,137
Equity securities - available for sale	3,326	4,113
	347,015	632,250
Adjustments for assumed changes in amortization pattern of:
Deferred acquisition costs	(83,327)	(172,320)
Value of insurance in force acquired	(8,933)	(15,346)
Unearned revenue reserve	6,082	13,554
Adjustments for assumed changes in policyholder liabilities	4,175	—
Provision for deferred income taxes	(92,740)	(160,333)
Net unrealized investment gains	$172,272	$297,805

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

Fixed Maturity and Equity Securities with Unrealized Losses by Length of Time

	June 30, 2013
	Less than one year		One year or more		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$752,347	$(48,329)	$33,170	$(6,750)	$785,517	$(55,079)	56.6%
Residential mortgage-backed	44,900	(1,198)	22,090	(5,038)	66,990	(6,236)	6.4
Commercial mortgage-backed	42,806	(3,118)	22,784	(2,430)	65,590	(5,548)	5.7
Other asset-backed	96,930	(1,220)	29,624	(10,108)	126,554	(11,328)	11.6
United States Government and agencies	967	(7)	—	—	967	(7)	—
State, municipal and other governments	252,880	(18,285)	11,635	(858)	264,515	(19,143)	19.7
Total fixed maturities	$1,190,830	$(72,157)	$119,303	$(25,184)	$1,310,133	$(97,341)	100.0%

Equity securities:
Non-redeemable preferred stocks	$14,101	$(293)	$4,588	$(413)	$18,689	$(706)
Total equity securities	$14,101	$(293)	$4,588	$(413)	$18,689	$(706)

	December 31, 2012
	Less than one year		One year or more		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$123,610	$(2,120)	$87,176	$(8,063)	$210,786	$(10,183)	29.7%
Residential mortgage-backed	10,560	(85)	32,884	(6,147)	43,444	(6,232)	18.2
Commercial mortgage-backed	27,073	(380)	32,697	(1,478)	59,770	(1,858)	5.4
Other asset-backed	31,749	(512)	50,468	(12,552)	82,217	(13,064)	38.1
State, municipal and other governments	33,228	(542)	15,932	(2,375)	49,160	(2,917)	8.6
Total fixed maturities	$226,220	$(3,639)	$219,157	$(30,615)	$445,377	$(34,254)	100.0%

Equity securities:
Non-redeemable preferred stocks	$3,858	$(32)	$7,364	$(636)	$11,222	$(668)
Total equity securities	$3,858	$(32)	$7,364	$(636)	$11,222	$(668)

Included in fixed maturities in the above tables are 374 securities from 317 issuers at June 30, 2013 and 140 securities from 116 issuers at December 31, 2012. The unrealized losses in fixed maturities are generally due to wider spreads between the risk-free and corporate and other bond yields relative to the spreads when the securities were purchased. We do not intend to sell or believe we will be required to sell any of our impaired fixed maturities before recovery of their amortized cost basis. The following summarizes the more significant unrealized losses of fixed maturities and equity securities by investment category as of June 30, 2013.

Corporate securities: The largest unrealized losses are in the utilities sector ($199.2 million carrying value and $13.9 million unrealized loss). The largest unrealized losses in the utilities sector were in the electric ($137.4 million carrying value and $9.7 million unrealized loss) and the gas-pipeline ($44.8 million carrying value and $3.2 million unrealized loss) sub-sectors. The majority of losses in the sector are primarily attributable to general changes in market interest rates for corporate securities.

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

Equity securities: Our gross unrealized losses were on investment grade non-redeemable perpetual preferred securities within the finance sector. These securities provide periodic cash flows, contain call features and are similarly rated and priced like other long-term callable bonds and are evaluated for other-than-temporary impairment similar to fixed maturities. The decline in fair value is primarily due to market concerns regarding the sector. We have evaluated the near-term prospects of our equity securities in relation to the severity and duration of their impairment and based on that evaluation have the intent and ability to hold these investments until recovery of fair value.

Excluding mortgage and asset-backed securities, no securities from the same issuer had an aggregate unrealized loss in excess of $2.9 million at June 30, 2013, with the largest unrealized loss from hybrid Tier 1 capital bonds in the financial sector. With respect to mortgage and asset-backed securities not backed by the United States Government, no securities from the same issuer had an aggregate unrealized loss in excess of $5.2 million at June 30, 2013, with the largest unrealized loss from a collateralized bond obligation of bank and thrift holding companies, which is rated non-investment grade.

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

After an other-than-temporary write down of all equity securities and any fixed maturities with a credit-only impairment, the cost basis is generally not adjusted for subsequent recoveries in fair value. However, for fixed maturities for which we can reasonably estimate future cash flows after a write down, the discount or reduced premium recorded, based on the new cost basis, is amortized over the remaining life of the security. Amortization in this instance is computed using the prospective method and the current estimate of the amount and timing of future cash flows.

Credit Loss Component of Other-Than-Temporary Impairments on Fixed Maturities

The following table sets forth the amount of credit loss impairments on fixed maturities held by the Company as of the dates indicated for which a portion of the other-than-temporary impairment was recognized in other comprehensive income and corresponding changes in such amounts.

	Six months ended June 30,
	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$(27,712)	$(22,746)
Increases for which an impairment was not previously recognized	—	(847)
Reductions due to investments sold	5,729	85
Reductions due to change of intent to not hold investments	—	40
Balance at end of period	$(21,983)	$(23,468)

Realized Gains (Losses) - Recorded in Income

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Realized gains (losses) on sales of investments
Fixed maturities:
Gross gains	$8,086	$4,227	$13,726	$4,648
Gross losses	(657)	(21)	(2,365)	(435)
Equity securities	—	205	—	310
Mortgage loans	—	—	—	767
Real estate	12	—	12	—
Other	(6)	—	(6)	—
	7,435	4,411	11,367	5,290
Impairment losses recognized in earnings:
Credit-related portion of fixed maturity losses (1)	—	—	—	(847)
Other credit-related (2)	(199)	(3,679)	(845)	(4,354)
Realized gains on investments recorded in income	$7,236	$732	$10,522	$89

(1)
Amount represents the credit-related losses recognized for fixed maturities which were not written down to fair value. As discussed above the non-credit portion of the losses have been recognized in other comprehensive income.

(2)	Amount represents credit-related losses for mortgage loans, real estate and fixed maturities written down to fair value.

Proceeds from sales of fixed maturities totaled $79.3 million at June 30, 2013 and $68.0 million at June 30, 2012.

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

Any loan delinquent on contractual payments is considered non-performing. At June 30, 2013, there was one non-performing loan over 90 days past due on contractual payments with a carrying value of $14.4 million. At December 31, 2012, there were two non-performing loans over 90 days past due on contractual payments with a carrying value of $16.4 million. During the first quarter of 2013, we foreclosed on one non-performing loan with a book value of $1.6 million and took possession of the real estate with an appraised value of $1.8 million. During the first quarter of 2012, we foreclosed on one non-performing loan with a book value of $2.1 million at December 31, 2011 and took possession of the real estate with an appraised value of $2.4 million. Interest income is accrued on impaired loans to the extent it is deemed collectible (delinquent less than 90 days) and the loan continues to perform under its original or restructured contractual terms. Interest income on non-performing loans is generally recognized on a cash basis. Once mortgage loans are classified as nonaccrual loans, the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan has been restructured to where the collection of interest is considered likely. We discontinued the accrual of interest on the one loan at June 30, 2013 and on the two loans at December 31, 2012.

Mortgage Loans by Collateral Type

	June 30, 2013		December 31, 2012
Collateral Type	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
Office	$230,207	40.3%	$218,837	39.4%
Retail	183,661	32.2	184,135	33.2
Industrial	123,244	21.6	133,149	24.0
Other	33,905	5.9	18,722	3.4
Total	$571,017	100.0%	$554,843	100.0%

Mortgage Loans by Geographic Location within the United States

	June 30, 2013		December 31, 2012
Region of the United States	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
South Atlantic	$166,636	29.2%	$164,294	29.6%
Pacific	98,290	17.2	81,333	14.7
West North Central	83,081	14.5	77,798	14.0
East North Central	78,757	13.8	81,015	14.6
Mountain	47,352	8.3	48,881	8.8
West South Central	40,912	7.2	42,141	7.6
Other	55,989	9.8	59,381	10.7
Total	$571,017	100.0%	$554,843	100.0%

Mortgage Loans by Loan-to-Value Ratio

	June 30, 2013		December 31, 2012
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
0% - 50%	$150,311	26.3%	$173,040	31.2%
51% - 60%	177,193	31.0	156,633	28.2
61% - 70%	219,906	38.5	186,738	33.7
71% - 80%	23,607	4.2	36,857	6.6
81% - 90%	—	—	1,575	0.3
Total	$571,017	100.0%	$554,843	100.0%

The loan-to-value ratio is determined using the most recent appraised value. Appraisals are updated periodically including when there is indication of a possible significant collateral decline or loan modification and refinance requests.

Mortgage Loans by Year of Origination

	June 30, 2013		December 31, 2012
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
2013	$41,066	7.2%	$—	—%
2012	74,010	13.0	75,173	13.6
2011	46,793	8.2	47,405	8.5
2010	26,816	4.7	27,422	4.9
2008	69,350	12.1	70,346	12.7
2007 and prior	312,982	54.8	334,497	60.3
Total	$571,017	100.0%	$554,843	100.0%

Impaired Mortgage Loans

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Unpaid principal balance	$21,714	$10,046
Less:
Related allowance	559	1,694
Carrying value of impaired mortgage loans	$21,155	$8,352

Allowance on Mortgage Loans
	Six months ended June 30,
	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$1,694	$1,759
Allowances established	475	20
Charge offs	(1,610)	(400)
Balance at end of period	$559	$1,379

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

During the first quarter of 2013 we modified one commercial mortgage loan that met the criteria of a TDR with a carrying value after the restructuring of $14.4 million and recognized an impairment loss of $0.5 million. TDR modifications during the first two quarters of 2012 resulted in losses of less than $0.1 million.

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

	June 30, 2013		December 31, 2012
	Carrying Value	Maximum Exposure to Loss	Carrying Value	Maximum Exposure to Loss
	(Dollars in thousands)
Real estate limited partnerships	$15,906	$15,906	$16,914	$16,914

We make commitments to fund partnership investments in the normal course of business. We did not have any other commitments to investees designated as VIEs as of June 30, 2013 or December 31, 2012.

Derivative Instruments

We are not significantly involved in hedging activities and have limited exposure to derivatives. We do not apply hedge accounting to any of our derivative positions. Derivative assets, which are primarily reported in reinsurance recoverable and other investments, totaled $4.3 million at June 30, 2013 and $5.6 million at December 31, 2012. Our derivative assets consist of derivatives embedded within our modified coinsurance agreements and call options which provide an economic hedge for a small block of index annuity contracts. Derivative liabilities totaled $0.4 million at June 30, 2013 and $0.5 million December 31, 2012 and include derivatives embedded within our index annuity contracts and derivatives embedded within our modified coinsurance agreements. The net gain (loss) recognized on these derivatives is included in net investment income and interest sensitive benefits and, for the three month period, totaled ($0.6) million for 2013 and ($0.1) million for 2012 and for the six-month period, totaled ($0.9) million for 2013 and $0.3 million for 2012.

Other

At June 30, 2013, we had committed to provide $50.0 million of additional funds for our investments in low income housing tax credit limited partnerships.

4. Fair Values

The carrying and estimated fair values of our financial instruments are as follows:

Fair Values and Carrying Values

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Assets
Fixed maturities - available for sale	$6,198,400	$6,198,400	$6,265,745	$6,265,745
Equity securities - available for sale	77,439	77,439	86,253	86,253
Mortgage loans	571,017	605,911	554,843	600,448
Policy loans	174,486	215,229	174,254	227,161
Other investments	462	462	247	247
Cash, cash equivalents and short-term investments	123,459	123,459	152,590	152,590
Reinsurance recoverable	3,867	3,867	5,326	5,326
Assets held in separate accounts	641,248	641,248	618,809	618,809

Liabilities
Future policy benefits	$3,306,074	$3,377,415	$3,226,765	$3,352,252
Supplemental contracts without life contingencies	355,698	339,792	361,273	350,187
Advance premiums and other deposits	223,126	223,126	216,857	216,857
Long-term debt	147,000	119,628	147,000	116,359
Other liabilities	90	90	131	131
Liabilities related to separate accounts	641,248	632,959	618,809	609,704

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

Policy loans:

Policy loans are not measured at fair value on a recurring basis. Policy loans are a Level 3 measurement as there is no current market since they are specifically tied to the underlying insurance policy. The loans are relatively risk free as they cannot exceed the cash surrender value of the insurance policy. Fair values are estimated by discounting expected cash flows using a risk-free interest rate based on the U.S. Treasury curve. An increase in the risk-free interest rate would result in a decrease in discounted cash flows used, and accordingly the fair value of the loan.

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

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels

	June 30, 2013
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Corporate securities	$—	$3,274,537	$86,325	$3,360,862
Residential mortgage-backed securities	—	596,690	—	596,690
Commercial mortgage-backed securities	—	379,352	71,906	451,258
Other asset-backed securities	—	359,071	98,786	457,857
United States Government and agencies	15,193	22,352	8,180	45,725
State, municipal and other governments	—	1,286,008	—	1,286,008
Non-redeemable preferred stocks	—	42,848	7,666	50,514
Common stocks	2,952	23,973	—	26,925
Other investments	—	462	—	462
Cash, cash equivalents and short-term investments	123,459	—	—	123,459
Reinsurance recoverable	—	3,867	—	3,867
Assets held in separate accounts	641,248	—	—	641,248
Total assets	$782,852	$5,989,160	$272,863	$7,044,875

Liabilities
Future policy benefits - index annuity embedded derivatives	$—	$—	$298	$298
Other liabilities	—	90	—	90
Total liabilities	$—	$90	$298	$388

	December 31, 2012
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Corporate securities	$—	$3,195,120	$100,463	$3,295,583
Residential mortgage-backed securities	—	674,182	—	674,182
Commercial mortgage-backed securities	—	434,538	76,281	510,819
Other asset-backed securities	—	393,957	95,756	489,713
United States Government and agencies	14,884	25,570	8,555	49,009
State, municipal and other governments	—	1,246,216	223	1,246,439
Non-redeemable preferred stocks	—	53,101	7,391	60,492
Common stocks	2,773	22,988	—	25,761
Other investments	—	247	—	247
Cash, cash equivalents and short-term investments	152,590	—	—	152,590
Reinsurance recoverable	—	5,326	—	5,326
Assets held in separate accounts	618,809	—	—	618,809
Total assets	$789,056	$6,051,245	$288,669	$7,128,970

Liabilities
Future policy benefits - index annuity embedded derivatives	$—	$—	$307	$307
Other liabilities	—	131	—	131
Total liabilities	$—	$131	$307	$438

Level 3 Fixed Maturities on a Recurring Basis by Valuation Source

	June 30, 2013
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$52,506	$33,819	$86,325
Commercial mortgage-backed securities	71,906	—	71,906
Other asset-backed securities	67,911	30,875	98,786
United States Government and agencies	8,180	—	8,180
State, municipal and other governments	—	—	—
Total	$200,503	$64,694	$265,197
Percent of total	75.6%	24.4%	100.0%

	December 31, 2012
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$70,975	$29,488	$100,463
Commercial mortgage-backed securities	76,281	—	76,281
Other asset-backed securities	79,320	16,436	95,756
United States Government and agencies	8,555	—	8,555
State, municipal and other governments	223	—	223
Total	$235,354	$45,924	$281,278
Percent of total	83.7%	16.3%	100.0%

Quantitative Information about Level 3 Fair Value Measurements - Recurring Basis

	June 30, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$49,496	Discounted cash flow	Credit spread	0.74% - 17.86% (7.91%)
Commercial mortgage-backed	71,906	Discounted cash flow	Credit spread	2.25% - 5.00% (3.19%)
Other asset-backed securities	34,696	Discounted cash flow	Credit spread	1.21% - 6.28% (4.14%)
Non-redeemable preferred stocks	7,667	Discounted cash flow	Credit spread	4.80% (4.80%)
Total Assets	$163,765

Liabilities
Future policy benefits - index annuity embedded derivatives	$298	Discounted cash flow	Credit risk Risk margin	0.50% - 1.90% (1.30%) 0.15% - 0.40% (0.25%)

Quantitative Information about Level 3 Fair Value Measurements - Recurring Basis

	December 31, 2012
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$54,538	Discounted cash flow	Credit spread	0.78% - 9.21% (5.72%)
Commercial mortgage-backed	76,264	Discounted cash flow	Credit spread	1.95% - 4.80% (3.35%)
Other asset-backed securities	43,119	Discounted cash flow	Credit spread	1.24% - 6.07% (4.28%)
State, municipal and other governments	223	Discounted cash flow	Credit spread	1.75% (1.75%)
Non-redeemable preferred stocks	7,391	Discounted cash flow	Credit spread	6.00% (6.00%)
Total Assets	$181,535

Liabilities
Future policy benefits - index annuity embedded derivatives	$307	Discounted cash flow	Credit risk Risk margin	1.00% - 2.50% (1.80%) 0.15% - 0.40% (0.25%)

The tables above exclude certain securities for which the fair values were based on non-binding broker quotes where we could not reasonably obtain the quantitative unobservable inputs.

Level 3 Financial Instruments Changes in Fair Value Recurring Basis

	June 30, 2013
				Realized and unrealized gains (losses), net
	Balance, December 31, 2012	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Amort-ization included in net income	Balance, June 30, 2013
	(Dollars in thousands)
Assets
Corporate securities	$100,463	$2,056	$(4,029)	$—	$(1,355)	$—	$(10,798)	$(12)	$86,325
Commercial mortgage-backed securities	76,281	—	(335)	—	(4,082)	—	—	42	71,906
Other asset-backed securities	95,756	32,782	(6,927)	—	(561)	4,062	(27,069)	743	98,786
United States Government and agencies	8,555	—	—	—	(378)	—	—	3	8,180
State, municipal and other governments	223	—	(218)	—	(5)	—	—	—	—
Non-redeemable preferred stocks	7,391	—	—	—	275	—	—	—	7,666
Total Assets	$288,669	$34,838	$(11,509)	$—	$(6,106)	$4,062	$(37,867)	$776	$272,863

Liabilities
Future policy benefits - index annuity embedded derivatives	$307	$—	$(9)	$—	$—	$—	$—	$—	$298
Total Liabilities	$307	$—	$(9)	$—	$—	$—	$—	$—	$298

Level 3 Financial Instruments Changes in Fair Value Recurring Basis

	June 30, 2012
				Realized and unrealized gains (losses), net
	Balance, December 31, 2011	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Net transfers into Level 3 (2)	Net transfers out of Level 3 (2)	Amort-ization included in net income	Balance, June 30, 2012
	(Dollars in thousands)
Assets
Corporate securities	$106,412	$—	$(7,184)	$1	$1,577	$8,430	$(15,295)	$(17)	$93,924
Residential mortgage-backed securities	7,711	—	—	—	—		(7,711)	—	—
Commercial mortgage-backed securities	27,899	—	(156)	—	(424)		(14,055)	(12)	13,252
Other asset-backed securities	113,458	16,709	(3,058)	—	630		(96,545)	311	31,505
Collateralized debt obligation	270	—	—	(250)	—		—	—	20
United States Government and agencies	12,588	—	—	—	117		(4,010)	2	8,697
State, municipal and other governments	12,044	—	(48)	—	(47)		(7,845)	—	4,104
Non-redeemable preferred stocks	14,447	—	(5,105)	105	(336)		(2,805)	—	6,306
Total Assets	$294,829	$16,709	$(15,551)	$(144)	$1,517	$8,430	$(148,266)	$284	$157,808

Liabilities
Future policy benefits - index annuity embedded derivatives	$302	$—	$(18)	$—	$30	$—	$—	$—	$314
Total Liabilities	$302	$—	$(18)	$—	$30	$—	$—	$—	$314

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

Valuation of our Financial Instruments Not Reported at Fair Value by Hierarchy Levels

	June 30, 2013
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$605,911	$605,911
Policy loans	—	—	215,229	215,229
Total assets	$—	$—	$821,140	$821,140

Liabilities
Future policy benefits	$—	$—	$3,377,117	$3,377,117
Supplemental contracts without life contingencies	—	—	339,792	339,792
Advance premiums and other deposits	—	—	223,126	223,126
Long-term debt	—	—	119,628	119,628
Liabilities related to separate accounts	—	—	632,959	632,959
Total liabilities	$—	$—	$4,692,622	$4,692,622

	December 31, 2012
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$600,448	$600,448
Policy loans	—	—	227,161	227,161
Total assets	$—	$—	$827,609	$827,609

Liabilities
Future policy benefits	$—	$—	$3,351,945	$3,351,945
Supplemental contracts without life contingencies	—	—	350,187	350,187
Advance premiums and other deposits	—	—	216,857	216,857
Long-term debt	—	—	116,359	116,359
Liabilities related to separate accounts	—	—	609,704	609,704
Total liabilities	$—	$—	$4,645,052	$4,645,052

Level 3 Financial Instruments Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis, generally mortgage loans or real estate which have been deemed to be impaired during the reporting period. During the six months ended June 30, 2013, one real estate property was impaired to a fair value totaling $1.9 million which resulted in an impairment of $0.2 million. There were no mortgage loans or real estate impaired to fair value during the six months ended June 30, 2012.

5. Defined Benefit Plan

We participate with several affiliates and an unaffiliated organization in various defined benefit plans, including a multiemployer plan. Our share of net periodic pension cost for the plans is recorded as expense in our consolidated statements of operations.

Components of Net Periodic Pension Cost for FBL and Affiliates Combined - Multiemployer Plan

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Service cost	$1,618	$2,029	$3,236	$4,058
Interest cost	3,346	3,176	6,692	6,352
Expected return on assets	(3,916)	(3,520)	(7,832)	(7,040)
Amortization of prior service cost	36	106	72	212
Amortization of actuarial loss	3,117	2,367	6,234	4,734
Net periodic pension cost	$4,201	$4,158	$8,402	$8,316

FBL Financial Group, Inc. share of net periodic pension cost	$1,341	$1,364	$2,682	$2,728

Components of Net Periodic Pension Cost for FBL and Affiliates Combined - Other Plans

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Service cost	$63	$111	$126	$222
Interest cost	258	290	516	580
Amortization of prior service cost	(3)	(3)	(6)	(6)
Amortization of actuarial loss	317	277	634	554
Net periodic pension cost	$635	$675	$1,270	$1,350

FBL Financial Group, Inc. share of net periodic pension cost	$359	$386	$718	$772

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

7. Stockholders' Equity

Share Repurchases

During 2011 and 2012, the Board of Directors approved plans to repurchase up to $230.0 million of Class A common stock. These repurchase plans authorize us to make repurchases in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. At June 30, 2013, $20.4 million remains available for repurchase under these plans. Completion of the program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

During the six months ended June 30, 2013, we repurchased 360,426 shares for $14.0 million. During the six months ended June 30, 2012, we conducted a modified “Dutch Auction” tender offer, entered into a separate stock repurchase agreement with our majority stockholder and purchased shares in the open market totaling 4,102,596 shares for $136.5 million.

Reconciliation of Outstanding Common Stock
	Class A		Class B		Total
	Shares	Dollars	Shares	Dollars	Shares	Dollars
	(Dollars in thousands)
Outstanding at January 1, 2012	29,457,644	$129,684	1,192,990	$7,522	30,650,634	$137,206
Issuance of common stock under compensation plans	204,833	6,627	—	—	204,833	6,627
Purchase of common stock	(4,102,596)	(18,251)	—	—	(4,102,596)	(18,251)
Outstanding at June 30, 2012	25,559,881	$118,060	1,192,990	$7,522	26,752,871	$125,582

Outstanding at January 1, 2013	24,282,184	$115,706	1,192,890	$7,522	25,475,074	$123,228
Issuance of common stock under compensation plans	499,548	14,275	—	—	499,548	14,275
Purchase of common stock	(360,426)	(1,799)	—	—	(360,426)	(1,799)
Conversion of Class B to Class A common stock (1)	51,599	325	(51,599)	(325)	—	—
Outstanding at June 30, 2013	24,472,905	$128,507	1,141,291	$7,197	25,614,196	$135,704

(1)	There is no established market for our Class B common stock, although it is convertible upon demand into Class A common stock on a share for share basis.

Accumulated Other Comprehensive Income, Net of Tax and Other Offsets

	Unrealized Net Investment Gains (Losses) on Available For Sale Securities (1)	Accumulated Non-Credit Impairment Losses	Underfunded Status of Postretirement Benefit Plans	Total
	(Dollars in thousands)
Balance at January 1, 2012	$190,449	$(12,703)	$99	$177,845
Other comprehensive income before reclassifications	63,835	2,220	—	66,055
Reclassification adjustments	(2,849)	(7,845)	(96)	(10,790)
Balance at June 30, 2012	$251,435	$(18,328)	$3	$233,110

Balance at January 1, 2013	$306,167	$(8,362)	$(7,952)	$289,853
Other comprehensive income before reclassifications	(120,433)	1,758	—	(118,675)
Reclassification adjustments	(6,858)	—	468	(6,390)
Balance at June 30, 2013	$178,876	$(6,604)	$(7,484)	$164,788

(1)	Includes the impact of taxes, deferred acquisition costs, value of insurance in force acquired, unearned revenue reserves and policyholder liabilities. See Note 3 for further information.

Accumulated Other Comprehensive Income (Loss) Reclassification Adjustments

	Six months ended June 30, 2013
	Unrealized Net Investment Gains (Losses) on Available For Sale Securities (1)	Accumulated Non-Credit Impairment Losses (1)	Underfunded Status of Postretirement Benefit Plans (2)	Total
	(Dollars in thousands)
Realized capital gains on sales of investments	$(11,361)	$—	$—	$(11,361)
Adjustments for assumed changes in deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	810	—	—	810
Other expenses: Amortization of unrecognized postretirement items:
Prior service costs	—	—	(6)	(6)
Net actuarial loss	—	—	726	726
Reclassifications before income taxes	(10,551)	—	720	(9,831)
Income taxes	3,693	—	(252)	3,441
Reclassification adjustments	$(6,858)	$—	$468	$(6,390)

	Six months ended June 30, 2012
	Unrealized Net Investment Gains (Losses) on Available For Sale Securities (1)	Accumulated Non-Credit Impairment Losses (1)	Unfunded Status of Postretirement Benefit Plans (2)	Total
	(Dollars in thousands)
Realized capital gains on sales of investments	$(4,523)	$—	$—	$(4,523)
Adjustments for assumed changes in deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	140	—	—	140
Other than temporary impairment losses	—	(12,070)	—	(12,070)
Other expenses: Amortization of unrecognized postretirement items:
Net actuarial loss	—	—	(148)	(148)
Reclassifications before income taxes	(4,383)	(12,070)	(148)	(16,601)
Income taxes	1,534	4,225	52	5,811
Reclassification adjustments	$(2,849)	$(7,845)	$(96)	$(10,790)

(1)	See Note 3 for further information.

(2)	See Note 5 for further information.

8. Earnings Per Share

Computation of Earnings Per Common Share

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share data)
Numerator:
Net income attributable to FBL Financial Group, Inc.	$29,587	$20,291	$54,553	$36,878
Less: Net loss from discontinued operations	—	(84)	—	(3,016)
Less: Dividends on Series B preferred stock	37	37	75	75
Income available to common stockholders from continuing operations	$29,550	$20,338	$54,478	$39,819

Denominator:
Weighted average shares - basic	25,832,976	27,437,027	25,705,154	28,982,937
Effect of dilutive securities - stock-based compensation	243,386	267,446	257,662	372,929
Weighted average shares - diluted	26,076,362	27,704,473	25,962,816	29,355,866

Earnings per common share:
Income from continuing operations	$1.14	$0.74	$2.12	$1.37
Loss from discontinued operations	—	—	—	(0.10)
Total earnings per share	$1.14	$0.74	$2.12	$1.27

Earnings per common share - assuming dilution:
Income from continuing operations	$1.13	$0.73	$2.10	$1.35
Loss from discontinued operations	—	—	—	(0.10)
Total earnings per share	$1.13	$0.73	$2.10	$1.25

Antidilutive stock options excluded from diluted earnings per share	6,215	855,392	12,641	816,873

9. Segment Information

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

Financial Information Concerning our Operating Segments

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Operating revenues:
Annuity	$49,233	$47,812	$97,340	$93,999
Life Insurance	95,553	93,997	188,891	184,102
Corporate and Other	25,395	23,509	49,292	46,896
	170,181	165,318	335,523	324,997
Realized gains on investments (1)	7,183	630	10,481	80
Change in net unrealized gains/losses on derivatives (1)	(681)	34	(1,273)	510
Consolidated revenues	$176,683	$165,982	$344,731	$325,587

Pre-tax operating income:
Annuity	$17,073	$15,801	$31,754	$28,536
Life Insurance	11,003	9,110	20,935	18,473
Corporate and Other	6,041	3,243	13,139	8,522
	34,117	28,154	65,828	55,531
Income taxes on operating income	(8,480)	(8,237)	(17,057)	(15,698)
Realized gains/losses on investments (2)	4,413	222	6,308	(27)
Change in net unrealized gains/losses on derivatives (2)	(463)	236	(526)	110
Loss on debt redemption (2)	—	—	—	(22)
Loss from discontinued operations (2)	—	(84)	—	(3,016)
Consolidated net income attributable to FBL Financial Group, Inc.	$29,587	$20,291	$54,553	$36,878

(1)	Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves attributable to these items.

(2)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred acquisition costs, value of insurance in force acquired and income taxes attributable to these items.

Our investment in equity method investees, the related equity income and interest expense are attributable to the Corporate and Other segment. Expenditures for long-lived assets were not significant during the periods presented above. Goodwill at June 30, 2013 and December 31, 2012 was allocated among the segments as follows: Annuity ($3.9 million) and Life Insurance ($6.1 million).

Premiums collected, which is not a measure used in financial statements prepared according to GAAP, includes premiums received on life insurance policies and deposits on annuities and universal life-type products. Net premiums collected totaled $165.6 million for the quarter ended June 30, 2013 and $171.7 million for the 2012 period. Net premiums collected totaled $341.0 million for the six months ended June 30, 2013 and $361.9 million for the 2012 period.

Under GAAP, premiums on whole life and term life policies are recognized as revenues over the premium-paying period and reported in the Life Insurance segment. The following chart provides a reconciliation of life insurance premiums collected to those reported in the GAAP financial statements.

Reconciliation of Traditional Life Insurance Premiums, Net of Reinsurance

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Traditional and universal life insurance premiums collected	$84,462	$62,207	$161,115	$122,556
Premiums collected on interest sensitive products	(38,936)	(17,424)	(70,819)	(34,146)
Traditional life insurance premiums collected	45,526	44,783	90,296	88,410
Change in due premiums and other	532	1,125	696	621
Traditional life insurance premiums	$46,058	$45,908	$90,992	$89,031

There is no comparable GAAP financial measure for premiums collected on annuities and universal life-type products. GAAP revenues for those interest sensitive and variable products consist of various policy charges and fees assessed on those contracts, as summarized in the chart below.

Interest Sensitive Product Charges by Segment

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Annuity
Surrender charges and other	$344	$191	$657	$397

Life Insurance
Administration charges	$3,063	$2,432	$5,935	$5,392
Cost of insurance charges	10,668	9,891	20,965	19,529
Surrender charges	72	232	260	465
Amortization of policy initiation fees	644	723	1,036	1,089
Total	$14,447	$13,278	$28,196	$26,475

Corporate and Other
Administration charges	$1,585	$1,558	$3,096	$3,094
Cost of insurance charges	7,402	7,417	14,763	14,805
Surrender charges	105	197	269	395
Separate account charges	2,187	2,077	4,218	4,195
Amortization of policy initiation fees	725	(528)	900	61
Total	$12,004	$10,721	$23,246	$22,550

Consolidated interest sensitive product charges	$26,795	$24,190	$52,099	$49,422

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

We analyze operations by reviewing financial information regarding our primary products that are aggregated in Annuity and Life Insurance product segments. In addition, our Corporate and Other segment includes various support operations, corporate capital and other product lines that are not currently underwritten by the Company. We analyze our segment results based on pre-tax operating income, which excludes the impact of certain items that are included in net income. See Note 9 to our consolidated financial statements for further information regarding how we define our segments and operating income.

We also include within our analysis “premiums collected” which is not a measure used in financial statements prepared in accordance with GAAP, but is a common industry measure of agent productivity. See Note 9 to our consolidated financial statements for further information regarding this measure and its relationship to GAAP revenues.

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

While there have been positive economic signs in 2013, the U.S. economy continues to face a number of challenges. Pertinent recent economic events include, but are not limited to the following:

•	Gross Domestic Product increased approximately 1.7% during the second quarter of 2013 based on recent estimates.

•	Market yields on fixed maturity securities generally rose in the second quarter but remain relatively low, with the 10-year U.S. Treasury bond yielding 2.49% at June 30, 2013.

•	Unemployment remains high at 7.6% in the United States.

•	Growth in personal income generally remains below average.

•	Midwest farmers have experienced rising incomes and land values in recent years.

•	The European debt crisis is not resolved and therefore continues to cause intermittent stress within the markets.

•	Middle-east unrest continues to add uncertainty to the supply and cost of oil.

•	Continued uncertainty as to actions the United States Congress will take to address the national debt, including potential actions to change the tax advantages of life insurance.

Fixed maturity security yields generally increased for the second quarter of 2013. The increase in yields has been a significant driver of the decrease in the fair value of our fixed maturity portfolio during 2013. The benchmark 10-year U.S. Treasury yield rose over the period, while credit spreads widened. The yield curve remained moderately steep at the end of the second quarter, but low current interest rates create a challenging environment for sales of new money fixed annuity products. Strong liquidity and favorable corporate profitability continue to support fundamental credit quality. In the securitized markets, spreads on agency residential mortgage-backed securities declined but rose for commercial mortgage-backed and asset-backed securities.

We intentionally decreased the amount of annuity sales beginning in 2012 by suspending sales of certain products and reducing agent commission rates on certain products where it was difficult to achieve profitability targets during this period of low interest rates. We expect modest increases in annuity sales from the levels in the first half of 2013 due to the recent rise in market interest rates and a renewed emphasis placed on sales of products with low guaranteed crediting rates. Our life sales have increased, reflecting the attractiveness of enhanced universal life and term life product offerings and the strong farm and energy subsectors of the economy in our marketplace, as well as Farm Bureau Life's emphasis on life insurance product sales.

Results of Operations for the Periods Ended June 30, 2013 and 2012

	Three months ended June 30,			Six months ended June 30,
	2013	2012	Change	2013	2012	Change
	(Dollars in thousands, except per share data)
Pre-tax operating income:
Annuity segment	$17,073	$15,801	8%	$31,754	$28,536	11%
Life Insurance segment	11,003	9,110	21%	20,935	18,473	13%
Corporate and Other segment	6,041	3,243	86%	13,139	8,522	54%
Total pre-tax operating income	34,117	28,154	21%	65,828	55,531	19%
Income taxes on operating income	(8,480)	(8,237)	3%	(17,057)	(15,698)	9%
Operating income	25,637	19,917	29%	48,771	39,833	22%

Realized gains/losses on investments (1)	4,413	222	1,888%	6,308	(27)	23,463%
Change in net unrealized gains/losses on derivatives (1)	(463)	236	(296)%	(526)	110	(578)%
Loss on debt redemption (1)	—	—	NA	—	(22)	NA
Net impact of discontinued operations (1)	—	(84)	NA	—	(3,016)	NA
Net income attributable to FBL Financial Group, Inc.	$29,587	$20,291	46%	$54,553	$36,878	48%

Operating income per common share - assuming dilution	$0.98	$0.72	36%	$1.88	$1.36	38%

Earnings per common share - assuming dilution:
Continuing operations	$1.13	$0.73	55%	$2.10	$1.35	56%
Discontinued operations	—	—	NA	—	(0.10)	NA
Earnings per common share - assuming dilution	$1.13	$0.73	55%	$2.10	$1.25	68%

Effective tax rate on operating income	25%	29%		26%	28%

Average invested assets				$6,663,018	$6,237,606	7%
Annualized yield on average invested assets				5.69%	5.85%
Impact on operating income of unlocking deferred acquisition costs, value of insurance in force acquired and unearned revenue reserve	$231	$354	(35)%	$231	$354	(35)%

(1)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred acquisition costs, value of insurance in force acquired and income taxes attributable to these items.

Our operating income increased in the second quarter of 2013 and the six months ended June 30, 2013, compared to the prior year periods, primarily due to increases in investment, spread and equity income, partially offset by an increase in mortality experience and, for the six-month period, general expenses. In addition, operating income was decreased in the second quarter of 2012 due to a $3.2 million reserve refinement. Operating income for the six months ended June 30, 2013 was additionally impacted by higher general expenses. The increase in operating income, along with increased net realized gains on investments and a reduction in the losses associated with discontinued operations, contributed to higher net income for the quarter and the six month period ended June 30, 2013. See the discussion that follows for details regarding operating income by segment and the impact of discontinued operations.

Earnings per share from continuing operations and operating income per common share benefited from repurchases of Class A common shares as a result of our ongoing $230 million share repurchase programs and a tender offer completed during the first quarter 2012. Details regarding the share repurchases are included in Note 7 to the consolidated financial statements.

We periodically revise key assumptions used in the calculation of the amortization of deferred acquisition costs, value of insurance in force acquired and unearned revenue reserve for participating life insurance, variable and interest sensitive products, as applicable, through an “unlocking” process. These assumptions typically consist of withdrawal and lapse rates, earned spreads and mortality with revisions based on historical results and our best estimate of future experience. The impact of unlocking is recorded in the current period as an increase or decrease to amortization of the respective balances. While the unlocking process can take place at any time, as needs dictate, the process typically takes place annually. For all of our blocks of business we unlocked our valuation assumptions for deferred policy acquisition costs, value of insurance in force and unearned revenue reserves during the second quarter 2013. See the discussion that follows for further details of the unlocking impact to our operating segments.

Annuity Segment

	Three months ended June 30,			Six months ended June 30,
	2013	2012	Change	2013	2012	Change
	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges and other income	$344	$197	75%	$657	$406	62%
Net investment income	48,889	47,615	3%	96,683	93,593	3%
Total operating revenues	49,233	47,812	3%	97,340	93,999	4%

Benefits and expenses:
Interest sensitive product benefits	25,399	26,127	(3)%	50,078	51,662	(3)%
Underwriting, acquisition and insurance expenses:
Commissions net of deferrals	595	721	(17)%	1,532	1,439	6%
Amortization of deferred acquisition costs	1,160	35	3,214%	3,981	2,328	71%
Amortization of value of insurance in force	369	134	175%	533	167	219%
Other underwriting expenses	4,637	4,994	(7)%	9,462	9,867	(4)%
Total underwriting, acquisition and insurance expenses	6,761	5,884	15%	15,508	13,801	12%
Total benefits and expenses	32,160	32,011	—%	65,586	65,463	—%
Pre-tax operating income	$17,073	$15,801	8%	$31,754	$28,536	11%

Other data
Annuity premiums collected, direct	$62,374	$87,302	(29)%	$141,638	$197,118	(28)%
Policy liabilities and accruals, end of period				3,516,696	3,412,554	3%
Average invested assets				3,532,864	3,389,047	4%
Investment fee income included in net investment income (1)	1,154	829	39%	2,571	814	216%
Average individual annuity account value				2,368,494	2,242,475	6%

Earned spread on individual annuity products:
Weighted average yield on cash and invested assets				5.81%	5.97%
Weighted average interest crediting rate				2.96%	3.21%
Spread				2.85%	2.76%

Individual annuity withdrawal rate				5.7%	4.6%

Impact on income of unlocking deferred acquisition costs and value of insurance in force acquired	1,436	2,087	(31)%	1,436	2,087	(31)%

(1)	Includes prepayment fee income and net discount accretion on mortgage and asset-backed securities resulting from changing prepayment speed assumptions at the end of each period.

Pre-tax operating income for the Annuity segment increased in the second quarter of 2013 and six months ended June 30, 2013, compared to the prior year periods, primarily due to increased spread income earned from increases in the volume of business in force, partially offset by the impact of unlocking. The increase in the six month period was also due to an increase in investment fee income, partially offset by an increase in the amortization of deferred acquisition costs.

Amortization of deferred acquisition costs and the value of insurance in force increased in the 2013 periods due to changes in actual profits on the underlying business and the impact of unlocking.

The average aggregate account value for individual annuity contracts in force increased in the 2013 periods due to continued sales and accretion of the balance due to the crediting of interest. Premiums collected were lower in the 2013 periods as we had decreased our emphasis on annuity sales during this period of low interest rates. The amount of traditional annuity premiums collected is highly dependent upon the relationship between the current crediting rate and perceived security of our products compared to those of competing products.

Also included within our policy liabilities are advances on our funding agreements with the Federal Home Loan Bank (FHLB). Outstanding funding agreements totaled $338.3 million at June 30, 2013 and $346.0 million at June 30, 2012.

The weighted average yield on cash and invested assets for individual annuities decreased for the six months ended June 30, 2013, compared to the prior year period, primarily due to lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, compared with the average existing portfolio yield, partially offset by an increase in investment fee income. See the "Financial Condition" section which follows for additional information regarding the yields obtained on investment acquisitions. The weighted average interest crediting rate decreased due to crediting rate actions taken on a significant portion of our annuity portfolio during 2012 in response to the declining portfolio yield.

Life Insurance Segment

	Three months ended June 30,			Six months ended June 30,
	2013	2012	Change	2013	2012	Change
	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges and other income	$14,431	$13,248	9%	$28,106	$26,384	7%
Traditional life insurance premiums	46,058	45,908	—%	90,992	89,031	2%
Net investment income	35,064	34,841	1%	69,793	68,687	2%
Total operating revenues	95,553	93,997	2%	188,891	184,102	3%

Benefits and expenses:
Interest sensitive product benefits:
Interest credited	7,731	7,209	7%	15,179	14,350	6%
Death benefits	9,631	10,060	(4)%	19,506	18,304	7%
Total interest sensitive product benefits	17,362	17,269	1%	34,685	32,654	6%
Traditional life insurance benefits:
Death benefits	15,680	15,033	4%	34,048	33,439	2%
Surrender and other benefits	9,064	8,160	11%	18,165	16,817	8%
Increase in traditional life future policy benefits	15,519	16,947	(8)%	27,848	29,203	(5)%
Total traditional life insurance benefits	40,263	40,140	—%	80,061	79,459	1%
Distributions to participating policyholders	3,395	3,370	1%	6,753	7,614	(11)%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	5,866	4,413	33%	11,966	8,432	42%
Amortization of deferred acquisition costs	4,385	5,997	(27)%	7,407	11,243	(34)%
Amortization of value of insurance in force	413	1,387	(70)%	786	2,041	(61)%
Other underwriting expenses	12,866	12,311	5%	26,298	24,186	9%
Total underwriting, acquisition and insurance expenses	23,530	24,108	(2)%	46,457	45,902	1%
Total benefits and expenses	84,550	84,887	—%	167,956	165,629	1%
Pre-tax operating income	$11,003	$9,110	21%	$20,935	$18,473	13%

Life Insurance Segment - continued

	Three months ended June 30,			Six months ended June 30,
	2013	2012	Change	2013	2012	Change
	(Dollars in thousands)
Other data
Life premiums collected, net of reinsurance	$84,462	$62,207	36%	$161,115	$122,556	31%
Policy liabilities and accruals, end of period				2,386,254	2,243,362	6%
Life insurance in force, end of period				47,704,532	44,872,465	6%
Average invested assets				2,351,694	2,233,330	5%
Investment fee income included in net investment income (1)	644	1,166	(45)%	1,160	1,338	(13)%
Average interest sensitive life account value				688,236	639,061	8%

Interest sensitive life insurance spread:
Weighted average yield on cash and invested assets				6.12%	6.44%
Weighted average interest crediting rate				4.07%	4.13%
Spread				2.05%	2.31%

Life insurance lapse and surrender rates				5.5%	6.2%

Death benefits, net of reinsurance and reserves released	18,227	14,871	23%	$36,954	$32,820	13%
Impact on income of unlocking deferred acquisition costs, value of insurance in force acquired and unearned revenue reserve	(595)	(2,787)	(79)%	(595)	(2,787)	(79)%

(1)	Includes prepayment fee income and net discount accretion on mortgage and asset-backed securities resulting from changing prepayment speed assumptions at the end of each period.

Pre-tax operating income for the Life Insurance segment increased in the second quarter of 2013 and the six months ended June 30, 2013, compared to the prior year periods, primarily due to an increase in the volume of business in force and the impact of unlocking and reserve refinements made in the second quarter of 2012, partially offset by increases in general expenses and mortality experience net of reinsurance and reserves released. The increase for the six month period was also due to a decrease in amortization of deferred costs and the value of insurance in force.

Premiums collected were higher during the quarter and the six months ended June 30, 2013 compared to the prior year periods due to the relative attractiveness of life insurance products. The increased sales activity, along with the overall increase in business in force, is contributing to the increase in revenues and expenses, including non-deferrable underwriting and commission related expenses. Increases in general expenses were also due to changes in expense allocations between segments and additional expenses associated with upgrading software.

Amortization of deferred acquisition costs and value of insurance in force was lower in the second quarter of 2013 and the six months ended June 30, 2013 compared to the prior year periods primarily due to changes in actual profits on the underlying business and the impact of unlocking. Amortization of deferred acquisition costs in the six month period was also reduced by an $0.8 million refinement made in the first quarter of 2013.

Certain reserve refinements made in the second quarter of 2012, including the impact of updates to mortality tables and lapse assumptions, increased life insurance reserves $3.2 million.

Death benefits net of reinsurance and reserves released increased in the second quarter of 2013 primarily due to a decrease in the average reserves released and increased in the six months ended June 30, 2013 primarily due to an increase in the average size of claims.

The weighted average yield on cash and invested assets for interest sensitive life insurance products decreased primarily due to lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, compared with the average existing portfolio yield. See the "Financial Condition" section which follows for additional information regarding the yields obtained on investment acquisitions. The decrease in the weighted average interest crediting rates on our interest sensitive life insurance products is due to crediting rate decreases taken on various products in 2012 and 2013 in response to the declining portfolio yield.

Corporate and Other Segment

	Three months ended June 30,			Six months ended June 30,
	2013	2012	Change	2013	2012	Change
	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges	$12,004	$10,809	11%	$23,246	$22,553	3%
Net investment income	9,626	6,933	39%	18,505	13,521	37%
Other income	3,765	5,767	(35)%	7,541	10,822	(30)%
Total operating revenues	25,395	23,509	8%	49,292	46,896	5%

Benefits and expenses:
Interest sensitive product benefits	5,960	5,875	1%	12,467	14,034	(11)%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	930	995	(7)%	2,077	1,957	6%
Amortization of deferred acquisition costs	3,917	1,891	107%	4,176	1,838	127%
Other underwriting expenses	1,680	1,794	(6)%	3,528	3,193	10%
Total underwriting, acquisition and insurance expenses	6,527	4,680	39%	9,781	6,988	40%
Interest expense	1,838	1,983	(7)%	3,813	3,965	(4)%
Other expenses	4,818	6,683	(28)%	9,202	12,473	(26)%
Total benefits and expenses	19,143	19,221	—%	35,263	37,460	(6)%
	6,252	4,288	46%	14,029	9,436	49%
Net loss attributable to noncontrolling interest	34	98	(65)%	62	118	(47)%
Equity loss, before tax	(245)	(1,143)	(79)%	(952)	(1,032)	(8)%
Pre-tax operating income	$6,041	$3,243	86%	$13,139	$8,522	54%

Other data
Average invested assets				$778,460	$615,229	27%
Investment fee income included in net investment income (1)	$99	$36	175%	124	82	51%
Average interest sensitive life account value				321,354	291,637	10%

Death benefits, net of reinsurance and reserves released	3,171	3,244	(2)%	6,766	9,343	(28)%
Impact on income of unlocking of deferred acquisition costs and unearned revenue reserve	(610)	1,054	(158)%	(610)	1,054	(158)%
Estimated impact on income from separate account performance on amortization of deferred acquisition costs	(370)	(1,600)	(77)%	810	300	170%

(1)	Includes prepayment fee income and net discount accretion on mortgage and asset-backed securities resulting from changing prepayment speed assumptions at the end of each period.

Pre-tax operating income increased in the second quarter of 2013, and the six months ended June 30, 2013, compared to the prior year periods. The increase in the three months ended June 30, 2013 was primarily due to increases in net investment income and equity income, partially offset by an increase in amortization of deferred acquisition costs. The increase for the six month period ended June 30, 2013 was primarily due to an increase in net investment income and a decrease in mortality experience, partially offset by an increase in amortization of deferred acquisition costs.

Other income included administrative fee income of $1.5 million in the second quarter of 2012 and $3.0 million for the six months ended June 30, 2012 received from EquiTrust Life for accounting and other services rendered to support the transition of that company subsequent to its sale in December 2011. Other income and other expenses also includes fees and expenses from sales of brokered products and operating results of our non-insurance subsidiaries, which include management, advisory, marketing and distribution services and leasing activities.

Death benefits net of reinsurance and reserves released decreased in the six months ended June 30, 2013 due to a decrease in the average size of claims.

Net investment income increased during 2013 due to increases in invested assets as well as higher yielding securities held in the portfolio.

Amortization of deferred acquisition costs increased for the quarter and the six months ended June 30, 2013 primarily due to the impact of unlocking, partially offset by the impact of market performance on the separate accounts.

Equity loss includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest. Given the timing of availability of financial information from our equity investees, we will consistently use information that is as much as three months in arrears for certain of these entities. Several of these entities are investment companies whose operating results are derived primarily from unrealized and realized gains and losses generated by their investment portfolios. As is normal with these types of entities, the level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment, changes in prices of bond and equity securities held by the investment partnerships, timing and success of initial public offerings or exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures. We also invest in low income housing tax credit partnerships which generate pre-tax losses but after tax gains as the related tax credits are realized. The timing of the realization of the tax credits is subject to fluctuation from period to period due to the timing of the partnership losses and when tax credits are approved.

Income Taxes on Operating Income

The effective tax rate on operating income was 24.9% for the second quarter of 2013 and 25.9% for the six months ended June 30, 2013 compared to 29.3% for the second quarter of 2012 and 28.3% for the six month period. The effective tax rates differ from the federal statutory rate of 35% primarily due to the impact of low-income housing credits from equity method investees, tax-exempt interest and dividend income and incentive stock option deductions.

Impact of Operating Adjustments on FBL Net Income

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Realized gains on investments	$7,236	$732	$10,522	$89
Change in net unrealized gains/losses on derivatives	(605)	(28)	(975)	448
Change in amortization of:
Deferred acquisition costs	(474)	152	(548)	(392)
Value of insurance in force acquired	(29)	(50)	(64)	(9)
Unearned revenue reserve	(53)	(102)	(41)	(9)
Loss on debt redemption	—	—	—	(33)
Income tax offset	(2,125)	(246)	(3,112)	(33)
Net impact of operating income adjustments on continuing operations	3,950	458	5,782	61
Net impact of discontinued operations	—	(84)	—	(3,016)
Net impact of operating income adjustments	$3,950	$374	$5,782	$(2,955)

Impact of Operating Adjustments on FBL Net Income, continued

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Summary of adjustments noted above after offsets and income taxes:
Realized gains/losses on investments	$4,413	$222	$6,308	$(27)
Change in net unrealized gains/losses on derivatives	(463)	236	(526)	110
Loss on debt redemption	—	—	—	(22)
Net impact of discontinued operations	—	(84)	—	(3,016)
Net impact of operating income adjustments	$3,950	$374	$5,782	$(2,955)
Net impact per common share - basic	$0.15	$0.01	$0.22	$(0.11)
Net impact per common share - assuming dilution	$0.15	$0.01	$0.22	$(0.11)

Income taxes on operating income adjustments on continuing operations are recorded at 35% as there are no permanent differences between book and taxable income relating to these adjustments.

Realized Gains (Losses) on Investments

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Realized gains (losses) on investments:
Realized gains on sales	$8,098	$4,432	$13,738	$5,725
Realized losses on sales	(663)	(21)	(2,371)	(435)
Total other-than-temporary impairment charges	(199)	(3,679)	(845)	(14,980)
Net realized investment gains (losses)	7,236	732	10,522	(9,690)
Non-credit losses included in other comprehensive income	—	—	—	9,779
Total reported in statements of operations	$7,236	$732	$10,522	$89

The level of realized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments. See "Financial Condition - Investments" and Note 3 to our consolidated financial statements for details regarding our unrealized gains and losses on available-for-sale securities at June 30, 2013 and December 31, 2012.

Investment Credit Impairment Losses Recognized in Net Income

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Corporate securities:
Energy	$—	$3,679	$—	$4,038
Transportation	199	—	199	171
Residential mortgage-backed	—	—	—	972
Mortgage loans	—	—	475	20
Real estate			171	—
Total other-than-temporary impairment losses reported in net income	$199	$3,679	$845	$5,201

Impairment losses for the three months ended June 30, 2013 were incurred within the transportation sector due to our intent to reduce our exposure by selling all or a portion of the security. Losses for the six months ended June 30, 2013 included a mortgage loan that was restructured and real estate due to a contract to sell the property. Fixed maturity other-than-temporary credit impairment losses for the three months ended June 30, 2012 were incurred within the energy industry sector, due to a geothermal operation with reported decreasing cash flows during the quarter which suggest difficulties in meeting its debt obligations within the next year. Losses for the six months ended June 30, 2012 included an airline with continuing financial difficulties and residential mortgage-backed securities due to anticipated interest shortfalls that we were not going to recover.

Loss from Discontinued Operations

As a result of the sale of EquiTrust Life, the operations of the component sold and the related loss on sale are reflected as discontinued operations for all periods presented. See Note 2 to our consolidated financial statements for additional details on loss from discontinued operations.

Financial Condition

Investments

Our investment portfolio decreased (1.0)% to $7,087.4 million at June 30, 2013 compared to $7,160.7 million at December 31, 2012. The portfolio decreased due to a reduction of $284.4 million in the net unrealized appreciation of fixed maturities during 2013 due to an increase in market yields of comparable securities, offset by an increase due to positive cash flows from operating and financing activities. Additional details regarding securities in an unrealized loss position at June 30, 2013 are included in the discussion that follows and in Note 3 to our consolidated financial statements. Details regarding investment impairments are discussed above in the "Realized Gains (Losses) on Investments" section under "Results of Operations."

We manage the investment portfolio to optimize risk-adjusted yield within the context of prudent asset-liability management. We evaluate multiple cash flow testing scenarios as part of this process. The Company's investment policy calls for investing primarily in high quality fixed maturities and commercial mortgage loans.

Fixed Maturity Acquisitions Selected Information

	Six months ended June 30,
	2013	2012
	(Dollars in thousands)
Cost of acquisitions:
Corporate	$373,686	$260,552
Mortgage and asset-backed	100,609	304,602
United States Government and agencies	974	—
Tax-exempt municipals	118,224	42,737
Taxable municipals	5,050	14,512
Total	$598,543	$622,403
Effective annual yield	4.30%	4.31%
Credit quality
NAIC 1 designation	67.2%	66.5%
NAIC 2 designation	32.1%	33.3%
Non-investment grade	0.7%	0.2%
Weighted-average life in years	19.0	10.7
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

A portion of the securities acquired during the six months ended June 30, 2013 and June 30, 2012, were acquired with the proceeds from advances on our funding agreements with the Federal Home Loan Bank (FHLB). The securities acquired to support these funding agreements often carry a lower average yield than securities acquired to support our other insurance products, due to the shorter maturity and relatively low interest rate paid on those advances. The average yield of the securities acquired, excluding the securities supporting these funding agreements, was 4.50% during the six-month period ended June 30, 2013 and 4.86% during the six-month period ended June 30, 2012.

Investment Portfolio Summary

	June 30, 2013		December 31, 2012
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities - available for sale:
Public	$4,685,214	66.1%	$4,649,954	64.9%
144A private placement	1,206,792	17.0	1,297,628	18.1
Private placement	306,394	4.3	318,163	4.5
Total fixed maturities - available for sale	6,198,400	87.4	6,265,745	87.5
Equity securities	77,439	1.1	86,253	1.2
Mortgage loans	571,017	8.1	554,843	7.8
Real estate	4,102	0.1	4,668	0.1
Policy loans	174,486	2.5	174,254	2.4
Short-term investments	61,388	0.8	74,516	1.0
Other investments	548	—	371	—
Total investments	$7,087,380	100.0%	$7,160,650	100.0%

As of June 30, 2013, 95.6% (based on carrying value) of the available-for-sale fixed maturities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of June 30, 2013, no single non-investment grade holding exceeded 0.2% of total investments.

Credit Quality by NAIC Designation and Equivalent Rating

		June 30, 2013		December 31, 2012
NAIC Designation	Equivalent Rating (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$3,886,312	62.7%	$3,877,173	61.9%
2	BBB	2,040,704	32.9	2,054,260	32.8
	Total investment grade	5,927,016	95.6	5,931,433	94.7
3	BB	161,612	2.6	210,875	3.4
4	B	57,849	0.9	80,676	1.2
5	CCC	35,685	0.6	24,930	0.4
6	In or near default	16,238	0.3	17,831	0.3
	Total below investment grade	271,384	4.4	334,312	5.3
	Total fixed maturities - available for sale	$6,198,400	100.0%	$6,265,745	100.0%

(1)
Equivalent ratings are based on those provided by nationally recognized rating agencies with some exceptions for certain residential mortgage, commercial mortgage and asset-backed securities where they are based on the expected loss of the security rather than the probability of default.

See Note 3 to our consolidated financial statements for a summary of fixed maturities by contractual maturity date.

Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification

	June 30, 2013
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$282,599	$184,810	$18,017	$97,789	$(8,783)
Capital goods	206,755	151,163	14,973	55,592	(3,273)
Communications	117,019	95,747	8,691	21,272	(2,102)
Consumer cyclical	225,691	149,317	12,497	76,374	(2,706)
Consumer non-cyclical	353,651	226,840	19,659	126,811	(8,588)
Energy	394,198	327,299	34,395	66,899	(4,554)
Finance	755,426	639,470	51,639	115,956	(9,658)
Transportation	84,302	75,730	8,986	8,572	(1,047)
Utilities	880,317	681,097	87,323	199,220	(13,907)
Other	60,904	43,872	4,087	17,032	(461)
Total corporate securities	3,360,862	2,575,345	260,267	785,517	(55,079)
Mortgage and asset-backed securities	1,505,805	1,246,671	86,632	259,134	(23,112)
United States Government and agencies	45,725	44,758	5,118	967	(7)
State, municipal and other governments	1,286,008	1,021,493	89,013	264,515	(19,143)
Total	$6,198,400	$4,888,267	$441,030	$1,310,133	$(97,341)

Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification

	December 31, 2012
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$262,068	$250,190	$32,086	$11,878	$(1,488)
Capital goods	200,164	188,833	25,292	11,331	(345)
Communications	109,376	106,462	14,099	2,914	(86)
Consumer cyclical	223,885	198,103	17,576	25,782	(477)
Consumer non-cyclical	317,162	296,401	35,802	20,761	(297)
Energy	397,046	395,372	56,768	1,674	(27)
Finance	801,565	699,674	68,374	101,891	(6,940)
Transportation	85,195	85,195	11,187	—	—
Utilities	836,785	804,200	131,292	32,585	(516)
Other	62,337	60,367	6,668	1,970	(7)
Total corporate securities	3,295,583	3,084,797	399,144	210,786	(10,183)
Mortgage and asset-backed securities	1,674,714	1,489,283	113,613	185,431	(21,154)
United States Government and agencies	49,009	49,009	6,930	—	—
State, municipal and other governments	1,246,439	1,197,279	142,704	49,160	(2,917)
Total	$6,265,745	$5,820,368	$662,391	$445,377	$(34,254)

Non-Sovereign European Debt Exposure

	June 30, 2013		December 31, 2012
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
Italy	$19,697	$19,871	$19,694	$20,682
Spain	15,429	19,202	15,429	18,913
Ireland	13,022	15,114	8,976	10,701
Subtotal	48,148	54,187	44,099	50,296
United Kingdom	186,827	185,116	129,061	139,682
Netherlands	54,664	59,282	51,745	59,348
France	42,211	44,870	37,914	42,383
Other countries	63,217	64,600	45,936	50,433
Subtotal	346,919	353,868	264,656	291,846
Total European exposure	$395,067	$408,055	$308,755	$342,142

The table above reflects our exposure to non-sovereign European debt. This represents 6.6% of total fixed maturities as of June 30, 2013 and 5.5% of total fixed maturities as of December 31, 2012. The exposures are primarily in the industrial, financial and utility sectors. We do not own any securities issued by European governments.

Credit Quality of Available-for-Sale Fixed Maturities with Unrealized Losses

		June 30, 2013
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$725,145	55.4%	$(46,280)	47.6%
2	BBB	460,297	35.1	(26,597)	27.3
	Total investment grade	1,185,442	90.5	(72,877)	74.9
3	BB	71,058	5.4	(5,402)	5.5
4	B	32,401	2.5	(11,735)	12.1
5	CCC	12,763	1.0	(1,553)	1.6
6	In or near default	8,469	0.6	(5,774)	5.9
	Total below investment grade	124,691	9.5	(24,464)	25.1
	Total	$1,310,133	100.0%	$(97,341)	100.0%

		December 31, 2012
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$176,253	39.5%	$(5,731)	16.7%
2	BBB	134,355	30.2	(3,315)	9.7
	Total investment grade	310,608	69.7	(9,046)	26.4
3	BB	67,380	15.1	(3,801)	11.1
4	B	44,961	10.1	(14,227)	41.5
5	CCC	13,621	3.1	(1,263)	3.7
6	In or near default	8,807	2.0	(5,917)	17.3
	Total below investment grade	134,769	30.3	(25,208)	73.6
	Total	$445,377	100.0%	$(34,254)	100.0%

Available-For-Sale Fixed Maturities with Unrealized Losses by Length of Time

	June 30, 2013
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$1,187,820	$—	$(65,062)
Greater than three months to six months	—	27,961	—	(2,434)
Greater than six months to nine months	—	25,191	—	(3,010)
Greater than nine months to twelve months	379	21,636	(99)	(1,552)
Greater than twelve months	50,477	94,010	(18,285)	(6,899)
Total	$50,856	$1,356,618	$(18,384)	$(78,957)

Available-For-Sale Fixed Maturities with Unrealized Losses by Length of Time

	December 31, 2012
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$168,537	$—	$(2,238)
Greater than three months to six months	—	33,622	—	(923)
Greater than six months to nine months	—	9,276	—	(109)
Greater than nine months to twelve months	—	18,424	—	(369)
Greater than twelve months	51,957	197,815	(18,691)	(11,924)
Total	$51,957	$427,674	$(18,691)	$(15,563)

Available-For-Sale Fixed Maturities with Unrealized Losses by Maturity Date

	June 30, 2013		December 31, 2012
	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Due in one year or less	$432	$(2)	$—	$—
Due after one year through five years	33,830	(4,918)	28,999	(3,793)
Due after five years through ten years	159,964	(6,524)	42,320	(711)
Due after ten years	856,773	(62,785)	188,627	(8,596)
	1,050,999	(74,229)	259,946	(13,100)
Mortgage and asset-backed	259,134	(23,112)	185,431	(21,154)
Total	$1,310,133	$(97,341)	$445,377	$(34,254)

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

Mortgage and Asset-Backed Securities by Type

	June 30, 2013
	Amortized Cost	Par Value	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$351,538	$416,952	$372,533	6.0%
Pass-through	26,583	26,490	28,743	0.4
Planned and targeted amortization class	176,331	174,733	185,476	3.0
Other	8,680	11,623	9,938	0.2
Total residential mortgage-backed securities	563,132	629,798	596,690	9.6
Commercial mortgage-backed securities	429,086	436,564	451,258	7.3
Other asset-backed securities	450,067	495,969	457,857	7.4
Total	$1,442,285	$1,562,331	$1,505,805	24.3%

Mortgage and Asset-Backed Securities by Type

	December 31, 2012
	Amortized Cost	Par Value	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$404,252	$468,821	$424,922	6.8%
Pass-through	31,496	31,309	34,614	0.6
Planned and targeted amortization class	184,537	183,265	201,051	3.2
Other	12,670	15,713	13,595	0.2
Total residential mortgage-backed securities	632,955	699,108	674,182	10.8
Commercial mortgage-backed securities	463,504	470,474	510,819	8.1
Other asset-backed securities	485,796	538,489	489,713	7.8
Total	$1,582,255	$1,708,071	$1,674,714	26.7%

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

Our direct exposure to the Alt-A home equity and subprime first-lien sectors is limited to investments in structured securities collateralized by senior tranches of residential mortgage loans with this exposure. We also have a partnership interest in two funds that own securities backed by Alt-A home equity, subprime first-lien and adjustable rate mortgage collateral. The funds are reported as securities and indebtedness of related parties in our consolidated balances sheets with a fair value of $26.6 million at June 30, 2013 and $24.2 million at December 31, 2012. We do not own any direct investments in subprime lenders.

Mortgage and Asset-Backed Securities by Collateral Type

	June 30, 2013			December 31, 2012
	Amortized Cost	Carrying Value	Percent of Fixed Maturities	Amortized Cost	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Government agency	$236,402	$252,466	4.1%	$258,461	$285,763	4.6%
Prime	176,052	188,421	3.0	220,925	232,277	3.7
Alt-A	197,263	205,235	3.3	204,712	206,847	3.3
Subprime	16,894	13,407	0.2	12,356	8,912	0.1
Commercial mortgage	429,086	451,258	7.3	463,504	510,819	8.1
Non-mortgage	386,588	395,018	6.4	422,297	430,096	6.9
Total	$1,442,285	$1,505,805	24.3%	$1,582,255	$1,674,714	26.7%

The mortgage and asset-backed securities can be summarized into three broad categories: residential, commercial and other asset-backed securities.

Residential Mortgage-Backed Securities by Collateral Type and Origination Year

	June 30, 2013
	Government & Prime		Alt-A		Total
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2013-2008	$187,250	$196,395	$1,258	$1,284	$188,508	$197,679
2007	34,652	39,125	29,360	28,579	64,012	67,704
2006	24,339	27,502	30,517	32,641	54,856	60,143
2005	14,496	16,050	4,035	4,718	18,531	20,768
2004 and prior	146,387	156,413	90,838	93,983	237,225	250,396
Total	$407,124	$435,485	$156,008	$161,205	$563,132	$596,690

	December 31, 2012
	Government & Prime		Alt-A		Total
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2012-2008	$201,055	$219,120	$1,457	$1,511	$202,512	$220,631
2007	30,133	33,293	28,154	27,018	58,287	60,311
2006	25,436	27,680	28,090	28,635	53,526	56,315
2005	16,976	18,757	4,110	4,679	21,086	23,436
2004 and prior	200,394	214,138	97,150	99,351	297,544	313,489
Total	$473,994	$512,988	$158,961	$161,194	$632,955	$674,182

Residential Mortgage-Backed Securities by NAIC Designation and Equivalent Rating

		June 30, 2013		December 31, 2012
NAIC Designation	Equivalent Rating	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$542,657	90.9%	$618,541	91.7%
2	BBB	13,488	2.3	12,763	1.9
3	BB	23,516	3.9	21,255	3.2
4	B	17,029	2.9	11,356	1.7
5	CCC	—	—	10,267	1.5
	Total	$596,690	100.0%	$674,182	100.0%

Commercial Mortgage-Backed Securities by Origination Year

	June 30, 2013		December 31, 2012
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2013	$14,186	13,058	$—	—
2011	88,449	93,928	88,483	101,251
2010	5,747	6,116	15,206	16,042
2009	20,184	23,113	20,049	24,445
2008 and prior	300,520	315,043	339,766	369,081
Total	$429,086	$451,258	$463,504	$510,819

Commercial Mortgage-Backed Securities by NAIC Designation and Equivalent Rating

		June 30, 2013		December 31, 2012
NAIC Designation	Equivalent Rating	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	GNMA	$217,162	48.1%	$223,311	43.7%
1	FNMA	14,354	3.2	15,272	3.0
1	AAA, AA, A
	Generic	103,234	22.9	146,143	28.6
	Super Senior	63,047	14.0	70,519	13.8
	Mezzanine	17,950	4.0	18,043	3.5
	Junior	20,304	4.5	20,398	4.0
	Total AAA, AA, A	204,535	45.4	255,103	49.9
2	BBB	5,919	1.3	6,348	1.3
3	BB	7,240	1.6	7,863	1.5
4	B	2,048	0.4	2,922	0.6
	Total	$451,258	100.0%	$510,819	100.0%

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

The AAA, AA and A rated commercial mortgage-backed securities are broken down into categories based on subordination levels. Rating agencies disclose subordination levels, which measure the amount of credit support that the bonds (or tranches) have from subordinated bonds (or tranches). Generic is a term used for securities issued prior to 2005. The super senior securities have subordination levels greater than 27%, the mezzanine securities have subordination levels in the 17% to 27% range and the junior securities have subordination levels in the 9% to 16% range. Also included in the commercial mortgage-backed securities are military housing bonds totaling $89.3 million at June 30, 2013 and $95.1 million at December 31, 2012.

These bonds are used to fund the construction of multi-family homes on United States military bases. The bonds are backed by a first mortgage lien on residential military housing projects.

Other Asset-Backed Securities by Collateral Type and Origination Year

	June 30, 2013
	Government & Prime		Alt-A		Subprime		Non-Mortgage		Total
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2013	$—	$—	$—	$—	$—	$—	$46,843	$46,553	$46,843	$46,553
2012	—	—	—	—	—	—	146,985	149,620	146,985	149,620
2011	—	—	—	—	—	—	47,549	49,228	47,549	49,228
2010	—	—	—	—	—	—	16,001	16,154	16,001	16,154
2008 and prior	5,330	5,402	41,255	44,030	16,894	13,407	129,210	133,463	192,689	196,302
Total	$5,330	$5,402	$41,255	$44,030	$16,894	$13,407	$386,588	$395,018	$450,067	$457,857

Other Asset-Backed Securities by Collateral Type and Origination Year

	December 31, 2012
	Government & Prime		Alt-A		Subprime		Non-Mortgage		Total
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2012	$—	$—	$—	$—	$—	$—	$149,056	$152,723	$47,781	$152,723
2011	—	—	—	—	—	—	47,781	49,416	47,781	49,416
2010	—	—	—	—	—	—	63,316	63,640	63,316	63,640
2009	—	—	—	—	—	—	2,889	2,888	2,889	2,888
2008 and prior	5,392	5,052	45,751	45,653	12,356	8,912	159,255	161,429	222,754	221,046
Total	$5,392	$5,052	$45,751	$45,653	$12,356	$8,912	$422,297	$430,096	$485,796	$489,713

Other Asset-Backed Securities by NAIC Designation and Equivalent Rating

		June 30, 2013		December 31, 2012
NAIC Designation	Equivalent Ratings	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$404,896	88.4%	$434,160	88.7%
2	BBB	14,692	3.2	21,238	4.3
3	BB	2,271	0.5	5,588	1.1
4	B	7,813	1.7	11,041	2.3
5	CCC	16,548	3.6	6,825	1.4
6	In or near default	11,637	2.6	10,861	2.2
	Total	$457,857	100.0%	$489,713	100.0%

State, Municipal and Other Government Securities

State, municipal and other government securities totaled $1.3 billion, or 20.7% of total fixed maturities at June 30, 2013, and include investments in general obligation, revenue and municipal housing bonds. Our investment strategy is to utilize municipal bonds in addition to corporate bonds, as we believe they provide additional diversification and have historically low default rates compared with similarly rated corporate bonds. We evaluate the credit strength of the underlying issues on both a quantitative and qualitative basis, excluding insurance, prior to acquisition. The majority of the municipal bonds we hold are investment grade credits without consideration of insurance. Our municipal bonds are well diversified by type and geography with the top exposure being water and sewer revenue bonds. We do not hold direct obligations of the City of Detroit, which filed for bankruptcy protection during July 2013. Exposure to the state of Illinois and municipalities within the state accounted for 1.5% of our total invested assets at June 30, 2013. As of June 30, Illinois related holdings held in the portfolio were A-rated or above, and were trading at 106% of amortized cost. Our municipal bond exposure had an average rating of AA and was trading at 105.7% of amortized cost at June 30, 2013.

Equity Securities

Equity securities totaled $77.4 million at June 30, 2013 and $86.3 million at December 31, 2012. Gross unrealized gains totaled $4.0 million and gross unrealized losses totaled $0.7 million at June 30, 2013. At December 31, 2012, gross unrealized gains totaled $4.8 million and gross unrealized losses totaled $0.7 million on these securities. The unrealized losses are primarily attributable to nonredeemable perpetual preferred securities from issuers in the financial sector. See Note 3 to our consolidated financial statements for further discussion regarding our analysis of unrealized losses related to these securities.

Mortgage Loans

Mortgage loans totaled $571.0 million at June 30, 2013 and $554.8 million at December 31, 2012. Our mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. The total number of commercial mortgage loans outstanding was 143 at June 30, 2013 and 142 at December 31, 2012. In 2013, new loans ranged from $1.9 million to $9.3 million in size, with an average loan size of $5.1 million, and an average loan term of 13 years and an average yield of 4.25%. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. The majority of our mortgage loans amortize principal, with 9.1% that are interest only loans at June 30, 2013. At June 30, 2013, the average loan-to-value of the current outstanding principal balance using the most recent appraised value was 55.3% and the weighted average debt service coverage ratio was 1.5 based on the results of our 2012 annual study. See Note 3 to our consolidated financial statements for further discussion regarding our mortgage loans.

Asset-Liability Management

Our asset-liability management program includes (i) designing and developing products that encourage persistency and help ensure targeted spreads are earned and, as a result, create a stable liability structure, and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of our insurance liabilities. The weighted average life of the fixed maturity and mortgage loan portfolio based on fair values was approximately 10.1 years at June 30, 2013 and 9.4 years at December 31, 2012. The effective duration of the fixed maturity and mortgage loan portfolios backing our annuity products was 5.9 at June 30, 2013 and 5.5 at December 31, 2012. The effective duration of our annuity liabilities was approximately 6.2 at June 30, 2013 and 6.5 at December 31, 2012. While it can be difficult to maintain asset and liability durations that are closely matched in a dynamic environment, we have identified various strategies that can be implemented if duration mismatches exceed acceptable tolerances.

Other Assets

Deferred acquisition costs increased 47.1% to $300.5 million at June 30, 2013, primarily due to the impact of the change in unrealized appreciation/depreciation on fixed maturity securities. The impact of unrealized appreciation/depreciation on fixed maturity securities decreased deferred acquisition costs $83.3 million at June 30, 2013 and $172.3 million at December 31, 2012. Other assets increased 22.7% to $72.7 million primarily due to increases in our prepaid pension asset, receivables on certain reinsurance contracts, and property and equipment. Assets held in separate accounts increased 3.6% to $641.2 million primarily due to the market performance on the underlying investment portfolios.

Liabilities

Future policy benefits increased 3.2% to $5,682.0 million at June 30, 2013 primarily due to an increase in the volume of annuity and life business in force. Liabilities related to separate accounts increased 3.6% to $641.2 million primarily due to the impact of changes in market performance. Deferred income taxes decreased 31.3% to $143.3 million primarily due to the tax impact of the change in unrealized appreciation/depreciation on investments.

Stockholders' Equity

FBL Financial Group, Inc. stockholders' equity decreased 6.3% to $1,136.2 million at June 30, 2013, compared to $1,212.2 million at December 31, 2012, primarily due to the change in unrealized appreciation of fixed maturity securities during the period.

At June 30, 2013, FBL's common stockholders' equity was $1,133.2 million, or $44.24 per share, compared to $1,209.2 million or $47.47 per share at December 31, 2012. Included in stockholders' equity per common share is $6.43 at June 30, 2013 and $11.38 at December 31, 2012 attributable to accumulated other comprehensive income.

Liquidity and Capital Resources

Cash Flows

During 2013, our operating activities generated cash flows totaling $77.6 million consisting of net income of $54.5 million adjusted for non-cash operating revenues and expenses netting to $23.1 million. We used cash of $215.2 million in our investing activities during the 2013 period. The primary uses were $678.1 million of investment acquisitions, mostly in fixed maturity securities, partially offset by $455.2 million in sales, maturities and repayments of investments. Our financing activities provided cash of $121.7 million during the 2013 period. The primary financing source was $325.7 million in receipts from interest sensitive products credited to policyholder account balances, which was partially offset by $198.2 million for return of policyholder account balances on interest sensitive products. Also, funds of $1.8 million were used for the net repurchase of common stock.

Sources and Uses of Capital Resources

Parent company cash inflows from operations consist primarily of (i) fees that it charges the various subsidiaries and affiliates for management of their operations, (ii) expense reimbursements and tax settlements from subsidiaries and affiliates, (iii) proceeds from the exercise of employee stock options, (iv) proceeds from borrowings, (v) investment income and (vi) dividends from subsidiaries, if declared and paid. Revenue sources for the parent company during the quarter ended June 30, 2013 included management fees from subsidiaries and affiliates of $2.0 million. Cash outflows are principally for salaries, taxes and other expenses related to providing these management services, dividends on outstanding stock, stock repurchases, interest and principal repayments on our parent company debt and capital contributions to subsidiaries.

During 2011 and 2012, the Board of Directors approved plans to repurchase up to $230.0 million of our Class A common stock. These repurchase plans authorize us to make repurchases in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. During the first six months of 2013 we repurchased 360,426 shares of stock for $14.0 million. During the second quarter of 2013, we repurchased 201,499 shares for $8.5 million. At June 30, 2013, $20.4 million remains available for repurchase under these plans. Completion of the program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

Interest payments on our debt totaled $4.0 million for the six months ended June 30, 2013 and $7.4 million for the 2012 period. In connection with the EquiTrust Life sale, we redeemed $175.0 million of Senior Notes with non-affiliates in January 2012 with funds from two irrevocable debt defeasance trusts. The 2012 interest payments include $3.5 million from the debt defeasance trusts for the Senior Notes redeemed in 2012. Interest payments on our debt outstanding at June 30, 2013 are estimated to be $4.0 million for the remainder of 2013.

Farm Bureau Life's cash inflows primarily consist of premium income, deposits to policyholder account balances, income from investments, sales, maturities and calls of investments and repayments of investment principal. Farm Bureau Life's cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, current operating expenses and dividends. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. Continuing operations and financing activities from Farm Bureau Life relating to interest sensitive products provided funds totaling $216.6 million for the six months ended June 30, 2013 and $329.1 million for the 2012 period.

Farm Bureau Life's ability to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. During the remainder of 2013, the maximum amount legally available for distribution to FBL Financial Group, Inc., without further regulatory approval, is $73.0 million.

We paid cash dividends on our common and preferred stock during the six-month period totaling $5.7 million in 2013 and $5.8 million in 2012. We expect dividend levels for the remainder of 2013 to be materially consistent with levels for the first half of the year. The level of common stock dividends will be analyzed quarterly and will be dependent upon our capital and liquidity positions. The parent company expects to have sufficient resources and cash flows to meet its interest and dividend payments throughout 2013. The parent company had available cash and investments totaling $124.5 million at June 30, 2013. FBL Financial Group, Inc. expects to rely on available cash resources and management fee income to make dividend payments to its stockholders and interest payments on its debt, as well as fund any capital initiatives such as the stock repurchases described above. We had no material commitments for capital expenditures as of June 30, 2013.

We manage the amount of our capital to be consistent with statutory and rating agency requirements. As of June 30, 2013, we estimate that we have sufficient capital in Farm Bureau Life to meet our rating objectives. However, this capital may not be sufficient if significant future losses are incurred and access to additional capital is limited.

On a consolidated basis, we anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. However, there can be no assurance that future experience regarding benefits and surrenders will be similar to historic experience since benefits and surrender levels are influenced by such factors as the interest rate environment, our financial strength ratings, the economy and other factors that impact policyholder behavior. Our investment portfolio at June 30, 2013, included $61.4 million of short-term investments, $62.1 million of cash and cash equivalents and $529.2 million in carrying value of U.S. Government and U.S. Government agency-backed securities that could be readily converted to cash at or near carrying value. Farm Bureau Life is also a member of the FHLB, which provides a source for additional liquidity, if needed. This membership allows us to utilize fixed or floating rate advances offered by the FHLB and secured by qualifying collateral. Our total capacity to utilize such advances is impacted by multiple factors including the market value of eligible collateral, level of statutory admitted assets and excess reserves, and our willingness or capacity to hold activity-based FHLB common stock.

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

Our internal control over financial reporting changes from time-to-time as we modify and enhance our systems and processes to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. Any significant changes in controls are evaluated prior to implementation to help ensure the continued effectiveness of our internal controls and internal control environment. While changes have taken place in our internal controls during the quarter ended June 30, 2013, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

The following table sets forth issuer purchases of equity securities for the quarter ended June 30, 2013.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) (1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 through April 30, 2013	—	$—	—	$29,011,026
May 1, 2013 through May 31, 2013	20,464	40.69	20,464	$28,178,341
June 1, 2013 through June 30, 2013	181,035	42.74	181,035	$20,440,824
Total	201,499	$42.27

(1)
Activity in this table represents Class A common shares repurchased by the Company in connection with the repurchase plan announced on November 15, 2012. The plan authorizes us to make up to $30.0 million in repurchases of Class A common stock in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. Completion of the program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares, if any, that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

ITEM 6. EXHIBITS

(a) Exhibits:

10.1+*	Management Performance Plan Effective January 1, 2013
31.1+	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101+#
Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language) from FBL Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 as follows: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Financial Statements

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

Date: August 1, 2013

FBL FINANCIAL GROUP, INC.

By	/s/ James P. Brannen
James P. Brannen
Chief Executive Officer (Principal Executive Officer)

By	/s/ Donald J. Seibel
Donald J. Seibel
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)