Form 10-Q
period 2013-09-30
FBL FINANCIAL GROUP INC
filed 2013-10-31
CIK 1012771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:
Title of each class	Outstanding at October 29, 2013
Class A Common Stock, without par value	24,714,045
Class B Common Stock, without par value	11,413

(This page has been intentionally left blank.)

FBL FINANCIAL GROUP, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

ITEM 1. FINANCIAL STATEMENTS

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	September 30, 2013	December 31, 2012
Assets
Investments:
Fixed maturities - available for sale, at fair value (amortized cost: 2013 - $5,853,234; 2012 - $5,637,608)	$6,145,472	$6,265,745
Equity securities - available for sale, at fair value (cost: 2013 - $85,800; 2012 - $82,140)	87,394	86,253
Mortgage loans	573,383	554,843
Real estate	4,093	4,668
Policy loans	175,535	174,254
Short-term investments	55,066	74,516
Other investments	726	371
Total investments	7,041,669	7,160,650

Cash and cash equivalents	6,055	78,074
Securities and indebtedness of related parties	121,163	100,606
Accrued investment income	80,409	69,965
Amounts receivable from affiliates	12,582	3,931
Reinsurance recoverable	96,469	98,238
Deferred acquisition costs	318,566	204,326
Value of insurance in force acquired	22,860	17,154
Current income taxes recoverable	—	6,735
Other assets	67,415	59,238
Assets held in separate accounts	665,252	618,809

Total assets	$8,432,440	$8,417,726

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

	September 30, 2013	December 31, 2012
Liabilities and stockholders' equity
Liabilities:
Future policy benefits:
Interest sensitive products	$4,256,635	$4,050,846
Traditional life insurance and accident and health products	1,501,018	1,457,075
Other policy claims and benefits	41,767	39,072
Supplementary contracts without life contingencies	352,420	361,273
Advance premiums and other deposits	234,292	226,485
Amounts payable to affiliates	—	1,658
Short-term debt payable to non-affiliates	25,000	—
Long-term debt payable to affiliates	—	50,000
Long-term debt payable to non-affiliates	97,000	97,000
Current income taxes	12,908	—
Deferred income taxes	123,644	208,433
Other liabilities	85,906	94,828
Liabilities related to separate accounts	665,252	618,809
Total liabilities	7,395,842	7,205,479

Stockholders' equity:
FBL Financial Group, Inc. stockholders' equity:
Preferred stock, without par value, at liquidation value - authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 24,705,799 shares in 2013 and 24,282,184 shares in 2012	133,791	115,706
Class B common stock, without par value - authorized 1,500,000 shares, issued and outstanding 11,413 shares in 2013 and 1,192,890 shares in 2012	72	7,522
Accumulated other comprehensive income	135,316	289,853
Retained earnings	764,393	796,110
Total FBL Financial Group, Inc. stockholders' equity	1,036,572	1,212,191
Noncontrolling interest	26	56
Total stockholders' equity	1,036,598	1,212,247
Total liabilities and stockholders' equity	$8,432,440	$8,417,726

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues:
Interest sensitive product charges	$32,270	$25,638	$84,369	$75,060
Traditional life insurance premiums	43,883	41,886	134,875	130,917
Net investment income	93,382	93,482	277,090	269,793
Net realized capital gains on sales of investments	1,458	5,379	12,825	10,669

Total other-than-temporary impairment losses	(5,015)	(6,208)	(5,860)	(21,188)
Non-credit portion in other comprehensive income	4,250	2,291	4,250	12,070
Net impairment losses recognized in earnings	(765)	(3,917)	(1,610)	(9,118)
Other income	3,288	2,891	10,698	13,625
Total revenues	173,516	165,359	518,247	490,946

Benefits and expenses:
Interest sensitive product benefits	53,488	48,640	150,411	147,050
Traditional life insurance benefits	39,726	37,473	119,795	116,925
Policyholder dividends	3,244	3,279	9,997	10,893
Underwriting, acquisition and insurance expenses	33,070	39,939	105,429	107,040
Interest expense	1,833	2,007	5,646	5,972
Other expenses	5,037	3,986	14,239	16,492
Total benefits and expenses	136,398	135,324	405,517	404,372
	37,118	30,035	112,730	86,574
Income taxes	(11,962)	(10,606)	(36,923)	(29,620)
Equity income, net of related income taxes	1,829	1,058	5,669	3,309
Net income from continuing operations	26,985	20,487	81,476	60,263
Discontinued operations:
Loss on sale of subsidiary	—	—	—	(2,252)
Income (loss) from discontinued operations, net of tax	—	55	—	(709)
Total income (loss) from discontinued operations	—	55	—	(2,961)
Net income	26,985	20,542	81,476	57,302
Net loss (gain) attributable to noncontrolling interest	68	(66)	130	52
Net income attributable to FBL Financial Group, Inc.	$27,053	$20,476	$81,606	$57,354

Earnings per common share:
Income from continuing operations	$1.05	$0.77	$3.17	$2.14
Loss from discontinued operations	—	—	—	(0.10)
Earnings per common share	$1.05	$0.77	$3.17	$2.04
Earnings per common share - assuming dilution:
Income from continuing operations	$1.04	$0.76	$3.14	$2.11
Loss from discontinued operations	—	—	—	(0.10)
Earnings per common share - assuming dilution	$1.04	$0.76	$3.14	$2.01

Cash dividends per common share	$0.15	$0.10	$0.37	$0.30
Special cash dividend per common share	$2.00	$—	$2.00	$—

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income	$26,985	$20,542	$81,476	$57,302
Other comprehensive income (loss) (1)
Change in net unrealized investment gains/losses	(27,023)	56,681	(152,521)	118,398
Non-credit impairment losses	(2,652)	(1,359)	(2,687)	(7,715)
Change in underfunded status of postretirement benefit plans	203	—	671	(96)
Total other comprehensive income (loss), net of tax	(29,472)	55,322	(154,537)	110,587
Total comprehensive income (loss), net of tax	(2,487)	75,864	(73,061)	167,889
Comprehensive loss attributable to noncontrolling interest	68	(66)	130	52
Total comprehensive income (loss) applicable to FBL Financial Group, Inc.	$(2,419)	$75,798	$(72,931)	$167,941

(1)
Other comprehensive income is recorded net of deferred income taxes and other adjustments for assumed changes in deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands)

	FBL Financial Group, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Accumulated Other Comprehensive Income	Retained Earnings	Non- controlling Interest	Total Stockholders' Equity
Balance at January 1, 2012	$3,000	$137,206	$177,845	$884,263	$115	$1,202,429
Net income - nine months ended September 30, 2012	—	—	—	57,354	(52)	57,302
Other comprehensive income	—	—	110,587	—	—	110,587
Issuance of common stock under compensation plans	—	8,714	—	—	—	8,714
Purchase of common stock	—	(22,355)	—	(141,815)	—	(164,170)
Dividends on preferred stock	—	—	—	(112)	—	(112)
Dividends on common stock	—	—	—	(8,338)	—	(8,338)
Balance at September 30, 2012	$3,000	$123,565	$288,432	$791,352	$63	$1,206,412

Balance at January 1, 2013	$3,000	$123,228	$289,853	$796,110	$56	$1,212,247
Net income - nine months ended September 30, 2013	—	—	—	81,606	(130)	81,476
Other comprehensive loss	—	—	(154,537)	—	—	(154,537)
Issuance of common stock under compensation plans	—	18,954	—	—	—	18,954
Purchase of common stock	—	(8,319)	—	(52,284)	—	(60,603)
Dividends on preferred stock	—	—	—	(112)	—	(112)
Dividends on common stock	—	—	—	(60,927)	—	(60,927)
Receipts related to noncontrolling interest	—	—	—	—	100	100
Balance at September 30, 2013	$3,000	$133,863	$135,316	$764,393	$26	$1,036,598

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Nine months ended September 30,
	2013	2012
Operating activities
Net income	$81,476	$57,302
Adjustments to reconcile net income to net cash provided by operating activities:
Interest credited to account balances	107,888	105,822
Charges for mortality, surrenders and administration	(75,113)	(70,647)
Net realized gains on investments	(11,215)	(1,551)
Change in fair value of derivatives	(646)	267
Increase in traditional life and accident and health benefit liabilities	43,943	39,645
Deferral of acquisition costs	(31,804)	(34,978)
Amortization of deferred acquisition costs and value of insurance in force	25,482	33,399
Change in reinsurance recoverable	1,769	262
Provision for deferred income taxes	(1,862)	36,435
Loss on sale of subsidiary	—	2,252
Other	(11,639)	(75,634)
Net cash provided by operating activities	128,279	92,574

Investing activities
Sales, maturities or repayments:
Fixed maturities - available for sale	568,600	478,972
Equity securities - available for sale	10,970	7,524
Mortgage loans	47,613	57,525
Derivative instruments	319	—
Policy loans	26,617	28,512
Securities and indebtedness of related parties	2,290	—
Real estate	1,957	—
Other long-term investments	30	—
Acquisitions:
Fixed maturities - available for sale	(762,920)	(848,330)
Equity securities - available for sale	(20,630)	(33,329)
Mortgage loans	(68,243)	(48,880)
Derivative instruments	(344)	(151)
Policy loans	(27,898)	(28,930)
Securities and indebtedness of related parties	(25,612)	(30,529)
Short-term investments, net change	19,450	22,867
Purchases and disposals of property and equipment, net	(9,319)	(2,695)
Net cash used in investing activities	(237,120)	(397,444)

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Nine months ended September 30,
	2013	2012
Financing activities
Contract holder account deposits	$453,750	$538,096
Contract holder account withdrawals	(288,109)	(274,175)
Transfer from restricted debt defeasance trusts	—	211,627
Proceeds from issuance of short-term debt	25,000	—
Repayments of debt	(50,000)	(174,258)
Receipts related to noncontrolling interests, net	100	—
Excess tax deductions on stock-based compensation	1,904	2,359
Repurchase of common stock, net	(44,784)	(157,409)
Dividends paid	(61,039)	(8,450)
Net cash provided by financing activities	36,822	137,790
Decrease in cash and cash equivalents	(72,019)	(167,080)
Cash and cash equivalents at beginning of period	78,074	296,339
Cash and cash equivalents at end of period	$6,055	$129,259

Supplemental disclosures of cash flow information
Cash paid (received) during the period for:
Interest	$5,891	$9,408
Income taxes	8,501	(1,626)

See accompanying notes.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2013

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

Operating results for the three- and nine-month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. We encourage you to refer to our consolidated financial statements and notes for the year ended December 31, 2012 included in our Annual Report on Form 10-K for a complete description of our material accounting policies. Also included in the Form 10-K is a description of areas of judgments and estimates and other information necessary to understand our financial position and results of operations.

2. Investment Operations

Fixed Maturity and Equity Securities

Available-For-Sale Fixed Maturity and Equity Securities by Investment Category

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit losses on other-than-temporary impairments (1)
	(Dollars in thousands)
Fixed maturities:
Corporate (2)	$3,146,971	$248,479	$(62,016)	$3,333,434	$(735)
Residential mortgage-backed	510,112	35,671	(6,641)	539,142	(4,897)
Commercial mortgage-backed	407,662	24,261	(5,553)	426,370	—
Other asset-backed	460,224	18,436	(11,278)	467,382	(1,368)
United States Government and agencies	38,962	4,813	(65)	43,710	—
State, municipal and other governments	1,289,303	71,696	(25,565)	1,335,434	—
Total fixed maturities	$5,853,234	$403,356	$(111,118)	$6,145,472	$(7,000)

Equity securities:
Non-redeemable preferred stocks	$59,692	$2,846	$(1,845)	$60,693	$—
Common stocks	26,108	593	—	26,701	—
Total equity securities	$85,800	$3,439	$(1,845)	$87,394	$—

Available-For-Sale Fixed Maturity and Equity Securities by Investment Category

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit losses on other-than-temporary impairments (1)
	(Dollars in thousands)
Fixed maturities:
Corporate (2)	$2,906,622	$399,144	$(10,183)	$3,295,583	$(2,913)
Residential mortgage-backed	632,955	47,459	(6,232)	674,182	(5,164)
Commercial mortgage-backed	463,504	49,173	(1,858)	510,819	—
Other asset-backed	485,796	16,981	(13,064)	489,713	(4,788)
United States Government and agencies	42,079	6,930	—	49,009	—
State, municipal and other governments	1,106,652	142,704	(2,917)	1,246,439	—
Total fixed maturities	$5,637,608	$662,391	$(34,254)	$6,265,745	$(12,865)

Equity securities:
Non-redeemable preferred stocks	$56,909	$4,251	$(668)	$60,492	$—
Common stocks	25,231	530	—	25,761	—
Total equity securities	$82,140	$4,781	$(668)	$86,253	$—

(1)	Non-credit losses, subsequent to the initial impairment measurement date, on other-than-temporary impairments are included in the gross unrealized gains and losses columns above.

(2)
Corporate securities include hybrid preferred securities with a carrying value of $75.2 million at September 30, 2013 and $99.6 million at December 31, 2012. Corporate securities also include redeemable preferred stock with a carrying value of $17.5 million at September 30, 2013 and $5.6 million at December 31, 2012.

Short-term investments have been excluded from the above schedules as amortized cost approximates fair value for these securities.

Available-For-Sale Fixed Maturities by Maturity Date

	September 30, 2013
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due in one year or less	$95,370	$99,719
Due after one year through five years	693,221	764,249
Due after five years through ten years	1,028,992	1,110,192
Due after ten years	2,657,653	2,738,418
	4,475,236	4,712,578
Mortgage-backed and other asset-backed	1,377,998	1,432,894
Total fixed maturities	$5,853,234	$6,145,472

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Fixed maturities not due at a single maturity date have been included in the above table in the year of final contractual maturity.

Net Unrealized Gains (Losses) on Investments in Accumulated Other Comprehensive Income

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Net unrealized appreciation on:
Fixed maturities - available for sale	$292,238	$628,137
Equity securities - available for sale	1,594	4,113
	293,832	632,250
Adjustments for assumed changes in amortization pattern of:
Deferred acquisition costs	(67,211)	(172,320)
Value of insurance in force acquired	(7,628)	(15,346)
Unearned revenue reserve	3,945	13,554
Adjustments for assumed changes in policyholder liabilities	(3,581)	—
Provision for deferred income taxes	(76,760)	(160,333)
Net unrealized investment gains	$142,597	$297,805

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

Fixed Maturity and Equity Securities with Unrealized Losses by Length of Time

	September 30, 2013
	Less than one year		One year or more		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$801,299	$(56,820)	$39,503	$(5,196)	$840,802	$(62,016)	55.8%
Residential mortgage-backed	65,049	(1,941)	20,855	(4,700)	85,904	(6,641)	6.0
Commercial mortgage-backed	36,513	(2,763)	28,089	(2,790)	64,602	(5,553)	5.0
Other asset-backed	112,173	(1,819)	29,683	(9,459)	141,856	(11,278)	10.1
United States Government and agencies	4,089	(65)	—	—	4,089	(65)	0.1
State, municipal and other governments	304,993	(24,013)	14,941	(1,552)	319,934	(25,565)	23.0
Total fixed maturities	$1,324,116	$(87,421)	$133,071	$(23,697)	$1,457,187	$(111,118)	100.0%

Equity securities:
Non-redeemable preferred stocks	$35,049	$(1,345)	$4,500	$(500)	$39,549	$(1,845)
Total equity securities	$35,049	$(1,345)	$4,500	$(500)	$39,549	$(1,845)

Fixed Maturity and Equity Securities with Unrealized Losses by Length of Time

	December 31, 2012
	Less than one year		One year or more		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$123,610	$(2,120)	$87,176	$(8,063)	$210,786	$(10,183)	29.7%
Residential mortgage-backed	10,560	(85)	32,884	(6,147)	43,444	(6,232)	18.2
Commercial mortgage-backed	27,073	(380)	32,697	(1,478)	59,770	(1,858)	5.4
Other asset-backed	31,749	(512)	50,468	(12,552)	82,217	(13,064)	38.1
State, municipal and other governments	33,228	(542)	15,932	(2,375)	49,160	(2,917)	8.6
Total fixed maturities	$226,220	$(3,639)	$219,157	$(30,615)	$445,377	$(34,254)	100.0%

Equity securities:
Non-redeemable preferred stocks	$3,858	$(32)	$7,364	$(636)	$11,222	$(668)
Total equity securities	$3,858	$(32)	$7,364	$(636)	$11,222	$(668)

Included in fixed maturities in the above tables are 418 securities from 353 issuers at September 30, 2013 and 140 securities from 116 issuers at December 31, 2012. The unrealized losses in fixed maturities are generally due to an increase in risk free rates relative to the risk free rates when the securities were purchased. We do not intend to sell or believe we will be required to sell any of our impaired fixed maturities before recovery of their amortized cost basis. The following summarizes the more significant unrealized losses of fixed maturities and equity securities by investment category as of September 30, 2013.

Corporate securities: The largest unrealized losses are in the utilities sector ($200.8 million carrying value and $18.1 million unrealized loss). The largest unrealized losses in the utilities sector were in the electric ($144.8 million carrying value and $12.6 million unrealized loss) and the gas-pipeline ($41.6 million carrying value and $4.5 million unrealized loss) sub-sectors. The majority of losses in the sector are primarily attributable to general changes in market interest rates for corporate securities.

Residential mortgage-backed securities: The unrealized losses on residential mortgage-backed securities were primarily due to continued uncertainty regarding mortgage defaults on Alt-A loans. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on mortgages and other assets backing the securities.

Commercial mortgage-backed securities: The unrealized losses on commercial mortgage-backed securities were primarily due to spread widening and concerns regarding the potential for future defaults. The contractual cash flows of these investments are based on mortgages backing the securities. Unrealized losses on military housing bonds were mainly attributable to spread widening relative to spreads at which we acquired the bonds. Insured military housing bonds have also been impacted by the removal of their ratings following downgrades of the insurance providers.

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

Excluding mortgage and asset-backed securities, no securities from the same issuer had an aggregate unrealized loss in excess of $1.8 million at September 30, 2013, with the largest unrealized loss from an insurance carrier in the financial sector. With respect to mortgage and asset-backed securities not backed by the United States Government, no securities from the same issuer had an aggregate unrealized loss in excess of $5.1 million at September 30, 2013, with the largest unrealized loss from a collateralized bond obligation of bank and thrift holding companies, which is rated non-investment grade.

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

Credit Loss Component of Other-Than-Temporary Impairments on Fixed Maturities

	Nine months ended September 30,
	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$(27,712)	$(22,746)
Increases for which an impairment was not previously recognized	—	(847)
Increases to previously impaired investments	(618)	(1,179)
Reductions due to investments sold	5,840	146
Reductions due to change of intent to not hold investments	—	40
Balance at end of period	$(22,490)	$(24,586)

The table above sets forth the amount of credit loss impairments on fixed maturities held by the Company as of the dates indicated for which a portion of the other-than-temporary impairment was recognized in other comprehensive income (loss) and corresponding changes in such amounts.

Realized Gains (Losses) - Recorded in Income

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Realized gains (losses) on sales of investments
Fixed maturities:
Gross gains	$1,467	$5,429	$15,193	$10,077
Gross losses	(9)	(11)	(2,374)	(446)
Equity securities	—	—	—	310
Mortgage loans	—	—	—	767
Real estate	—	(26)	12	(26)
Other	—	(13)	(6)	(13)
	1,458	5,379	12,825	10,669
Impairment losses recognized in earnings:
Credit-related portion of fixed maturity losses (1)	(618)	(1,179)	(618)	(2,026)
Other credit-related (2)	(147)	(2,738)	(992)	(7,092)
Net realized gains on investments recorded in income	$693	$1,462	$11,215	$1,551

(1)
Amount represents the credit-related losses recognized for fixed maturities which were not written down to fair value. As discussed above the non-credit portion of the losses have been recognized in other comprehensive income (loss).

(2)	Amount represents credit-related losses for mortgage loans, real estate and fixed maturities written down to fair value.

Proceeds from sales of fixed maturities totaled $123.2 million at September 30, 2013 and $129.9 million at September 30, 2012.

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

Any loan delinquent on contractual payments is considered non-performing. At September 30, 2013, there were no non-performing loans over 90 days past due on contractual payments. At December 31, 2012, there were two non-performing loans over 90 days past due on contractual payments with a carrying value of $16.4 million. Interest income is accrued on impaired loans to the extent it is deemed collectible (delinquent less than 90 days) and the loan continues to perform under its original or restructured contractual terms. Interest income on non-performing loans is generally recognized on a cash basis. Once mortgage loans are classified as nonaccrual loans, the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan has been restructured to where the collection of interest is considered likely. We did not accrue interest on the two loans at December 31, 2012.

Mortgage Loans by Collateral Type

	September 30, 2013		December 31, 2012
Collateral Type	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
Office	$228,943	39.9%	$218,837	39.4%
Retail	184,584	32.2	184,135	33.2
Industrial	123,415	21.5	133,149	24.0
Other	36,441	6.4	18,722	3.4
Total	$573,383	100.0%	$554,843	100.0%

Mortgage Loans by Geographic Location within the United States

	September 30, 2013		December 31, 2012
Region of the United States	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
South Atlantic	$165,612	28.9%	$164,294	29.6%
Pacific	92,242	16.1	81,333	14.7
West North Central	86,459	15.1	77,798	14.0
East North Central	80,485	14.0	81,015	14.6
Mountain	54,226	9.4	48,881	8.8
West South Central	38,962	6.8	42,141	7.6
Other	55,397	9.7	59,381	10.7
Total	$573,383	100.0%	$554,843	100.0%

Mortgage Loans by Loan-to-Value Ratio

	September 30, 2013		December 31, 2012
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
0% - 50%	$142,298	24.8%	$173,040	31.2%
51% - 60%	200,050	34.9	156,633	28.2
61% - 70%	200,436	35.0	186,738	33.7
71% - 80%	26,462	4.6	36,857	6.6
81% - 90%	4,137	0.7	1,575	0.3
Total	$573,383	100.0%	$554,843	100.0%

The loan-to-value ratio is determined using the most recent appraised value. Appraisals are updated periodically including when there is indication of a possible significant collateral decline or loan modification and refinance requests.

Mortgage Loans by Year of Origination

	September 30, 2013		December 31, 2012
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
2013	$65,615	11.4%	$—	—%
2012	73,405	12.8	75,173	13.6
2011	48,523	8.5	47,405	8.5
2010	26,505	4.6	27,422	4.9
2008	68,840	12.0	70,346	12.7
2007 and prior	290,495	50.7	334,497	60.3
Total	$573,383	100.0%	$554,843	100.0%

Impaired Mortgage Loans

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Unpaid principal balance	$22,229	$10,046
Less:
Related allowance	559	1,694
Discount	526	—
Carrying value of impaired mortgage loans	$21,144	$8,352

Allowance on Mortgage Loans
	Nine months ended September 30,
	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$1,694	$1,759
Allowances established	475	335
Charge offs	(1,610)	(400)
Balance at end of period	$559	$1,694

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

During the first quarter of 2013 we modified one commercial mortgage loan that met the criteria of a TDR with a carrying value after the restructuring of $14.4 million and recognized an impairment loss of $0.5 million. TDR modifications during the first three quarters of 2012 resulted in losses of less than $0.1 million.

Variable Interest Entities

We evaluate our variable interest entity (VIE) investees to determine whether the level of our direct ownership interest, our rights to manage operations or our obligation to provide ongoing financial support are such that we are the primary beneficiary of the entity, and are then required to consolidate it for financial reporting purposes. None of our VIE investees were required to be consolidated through September 30, 2013 or 2012. Our VIE investments are as follows:

	September 30, 2013		December 31, 2012
	Carrying Value	Maximum Exposure to Loss	Carrying Value	Maximum Exposure to Loss
	(Dollars in thousands)
Real estate limited partnerships	$17,493	$17,493	$16,914	$16,914

We make commitments to fund partnership investments in the normal course of business. We did not have any other commitments to investees designated as VIEs as of September 30, 2013 or December 31, 2012.

Derivative Instruments

We are not significantly involved in hedging activities and have limited exposure to derivatives. We do not apply hedge accounting to any of our derivative positions. Derivative assets, which are primarily reported in reinsurance recoverable and other investments, totaled $3.2 million at September 30, 2013 and $5.6 million at December 31, 2012. Our derivative assets consist of derivatives embedded within our modified coinsurance agreements and call options which provide an economic hedge for a small block of index annuity contracts. Derivative liabilities totaled $0.3 million at September 30, 2013 and $0.5 million December 31, 2012 and include derivatives embedded within our index annuity contracts and derivatives embedded within our modified coinsurance agreements. The net gain (loss) recognized on these derivatives is included in net investment income and interest sensitive benefits and, for the three-month period ended September 30, totaled ($1.1) million for 2013 and $0.8 million for 2012 and for the nine-month period ended September 30, totaled ($2.0) million for 2013 and $1.1 million for 2012.

Other

At September 30, 2013, we had committed to provide $42.3 million of additional funds for our investments in low income housing tax credit limited partnerships.

3. Fair Values

The carrying and estimated fair values of our financial instruments are as follows:

Fair Values and Carrying Values

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Assets
Fixed maturities - available for sale	$6,145,472	$6,145,472	$6,265,745	$6,265,745
Equity securities - available for sale	87,394	87,394	86,253	86,253
Mortgage loans	573,383	602,276	554,843	600,448
Policy loans	175,535	214,685	174,254	227,161
Other investments	640	640	247	247
Cash, cash equivalents and short-term investments	61,121	61,121	152,590	152,590
Reinsurance recoverable	2,560	2,560	5,326	5,326
Assets held in separate accounts	665,252	665,252	618,809	618,809

Liabilities
Future policy benefits	$3,351,764	$3,402,397	$3,226,765	$3,352,252
Supplemental contracts without life contingencies	352,420	337,779	361,273	350,187
Advance premiums and other deposits	224,637	224,637	216,857	216,857
Short-term debt	25,000	25,000	—	—
Long-term debt	97,000	63,292	147,000	116,359
Other liabilities	—	—	131	131
Liabilities related to separate accounts	665,252	657,398	618,809	609,704

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

Mortgage loans:

Mortgage loans are not measured at fair value on a recurring basis. Mortgage loans are a Level 3 measurement as there is no current market for the loans. The fair value of our mortgage loans is estimated internally using a matrix pricing approach. Along with specific loan terms, two key management assumptions are required including the risk rating of the loan (our current rating system A-highest quality, B-moderate quality, C-low quality and W-watch or F-foreclosure) and estimated spreads for new loans over the U.S. Treasury yield curve. Spreads are updated quarterly and loans are reviewed and rated annually with quarterly adjustments should significant changes occur. Our determination of each loan's risk rating as well as selection of the credit spread requires significant judgment. A higher risk rating, as well as an increase in spreads, would result in a decrease in discounted cash flows used, and accordingly the fair value of the loan.

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

Short-term debt:

Short-term debt is not measured at fair value on a recurring basis and is a Level 3 measurement. Our short-term debt is a weekly renewable instrument, last renewed on September 30, 2013 at which time its interest rate was reset to the issuer’s current lending rate. Given the recent renewal of this short-term debt, its carrying value approximates fair value.

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

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels

	September 30, 2013
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Corporate securities	$—	$3,248,851	$84,583	$3,333,434
Residential mortgage-backed securities	—	539,142	—	539,142
Commercial mortgage-backed securities	—	354,513	71,857	426,370
Other asset-backed securities	—	379,362	88,020	467,382
United States Government and agencies	15,134	20,484	8,092	43,710
State, municipal and other governments	—	1,335,434	—	1,335,434
Non-redeemable preferred stocks	—	48,023	12,670	60,693
Common stocks	3,051	23,650	—	26,701
Other investments	—	640	—	640
Cash, cash equivalents and short-term investments	61,121	—	—	61,121
Reinsurance recoverable	—	2,560	—	2,560
Assets held in separate accounts	665,252	—	—	665,252
Total assets	$744,558	$5,952,659	$265,222	$6,962,439

Liabilities
Future policy benefits - index annuity embedded derivatives	$—	$—	$287	$287
Total liabilities	$—	$—	$287	$287

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels

	December 31, 2012
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Corporate securities	$—	$3,195,120	$100,463	$3,295,583
Residential mortgage-backed securities	—	674,182	—	674,182
Commercial mortgage-backed securities	—	434,538	76,281	510,819
Other asset-backed securities	—	393,957	95,756	489,713
United States Government and agencies	14,884	25,570	8,555	49,009
State, municipal and other governments	—	1,246,216	223	1,246,439
Non-redeemable preferred stocks	—	53,101	7,391	60,492
Common stocks	2,773	22,988	—	25,761
Other investments	—	247	—	247
Cash, cash equivalents and short-term investments	152,590	—	—	152,590
Reinsurance recoverable	—	5,326	—	5,326
Assets held in separate accounts	618,809	—	—	618,809
Total assets	$789,056	$6,051,245	$288,669	$7,128,970

Liabilities
Future policy benefits - index annuity embedded derivatives	$—	$—	$307	$307
Other liabilities	—	131	—	131
Total liabilities	$—	$131	$307	$438

Level 3 Fixed Maturities on a Recurring Basis by Valuation Source

	September 30, 2013
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$43,134	$41,449	$84,583
Commercial mortgage-backed securities	71,857	—	71,857
Other asset-backed securities	67,311	20,709	88,020
United States Government and agencies	8,092	—	8,092
Total	$190,394	$62,158	$252,552
Percent of total	75.4%	24.6%	100.0%

	December 31, 2012
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$70,975	$29,488	$100,463
Commercial mortgage-backed securities	76,281	—	76,281
Other asset-backed securities	79,320	16,436	95,756
United States Government and agencies	8,555	—	8,555
State, municipal and other governments	223	—	223
Total	$235,354	$45,924	$281,278
Percent of total	83.7%	16.3%	100.0%

Quantitative Information about Level 3 Fair Value Measurements - Recurring Basis

	September 30, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$49,987	Discounted cash flow	Credit spread	0.93% - 17.65% (7.90%)
Commercial mortgage-backed	71,857	Discounted cash flow	Credit spread	1.90% - 4.40% (3.14%)
Other asset-backed securities	37,554	Discounted cash flow	Credit spread	1.03% - 5.77% (4.05%)
Non-redeemable preferred stocks	7,795	Discounted cash flow	Credit spread	4.70% (4.70%)
Total Assets	$167,193

Liabilities
Future policy benefits - index annuity embedded derivatives	$287	Discounted cash flow	Credit risk Risk margin	0.40% - 1.85% (1.20%) 0.15% - 0.40% (0.25%)

	December 31, 2012
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$54,538	Discounted cash flow	Credit spread	0.78% - 9.21% (5.72%)
Commercial mortgage-backed	76,264	Discounted cash flow	Credit spread	1.95% - 4.80% (3.35%)
Other asset-backed securities	43,119	Discounted cash flow	Credit spread	1.24% - 6.07% (4.28%)
State, municipal and other governments	223	Discounted cash flow	Credit spread	1.75% (1.75%)
Non-redeemable preferred stocks	7,391	Discounted cash flow	Credit spread	6.00% (6.00%)
Total Assets	$181,535

Liabilities
Future policy benefits - index annuity embedded derivatives	$307	Discounted cash flow	Credit risk Risk margin	1.00% - 2.50% (1.80%) 0.15% - 0.40% (0.25%)

The tables above exclude certain securities for which the fair values were based on non-binding broker quotes where we could not reasonably obtain the quantitative unobservable inputs.

Level 3 Financial Instruments Changes in Fair Value Recurring Basis

	September 30, 2013
				Realized and unrealized gains (losses), net
	Balance, December 31, 2012	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Amort-ization included in net income	Balance, September 30, 2013
	(Dollars in thousands)
Assets
Corporate securities	$100,463	$2,129	$(5,387)	$—	$(1,810)	$—	$(10,798)	$(14)	$84,583
Commercial mortgage-backed securities	76,281	—	(491)	—	(3,996)	—	—	63	71,857
Other asset-backed securities	95,756	37,411	(10,408)	—	(1,439)	4,062	(38,405)	1,043	88,020
United States Government and agencies	8,555	—	—	—	(468)	—	—	5	8,092
State, municipal and other governments	223	—	(218)	—	(5)	—	—	—	—
Non-redeemable preferred stocks	7,391	—	—	—	71	5,208	—	—	12,670
Total Assets	$288,669	$39,540	$(16,504)	$—	$(7,647)	$9,270	$(49,203)	$1,097	$265,222

Liabilities
Future policy benefits - index annuity embedded derivatives	$307	$—	$(26)	$—	$6	$—	$—	$—	$287
Total Liabilities	$307	$—	$(26)	$—	$6	$—	$—	$—	$287

Level 3 Financial Instruments Changes in Fair Value Recurring Basis

	September 30, 2012
				Realized and unrealized gains (losses), net
	Balance, December 31, 2011	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Net transfers into Level 3 (2)	Net transfers out of Level 3 (2)	Amort-ization included in net income	Balance, September 30, 2012
	(Dollars in thousands)
Assets
Corporate securities	$106,412	$—	$(14,108)	$(9)	$3,201	$28,109	$(15,295)	$94	$108,404
Residential mortgage-backed securities	7,711	—	—	—	—	—	(7,711)	—	—
Commercial mortgage-backed securities	27,899	5,105	(2,181)	—	264	63,313	(14,055)	61	80,406
Other asset-backed securities	113,458	56,382	(5,637)	(44)	1,523	12,440	(99,553)	722	79,291
Collateralized debt obligation	270	—	—	(252)	—	—	—	—	18
United States Government and agencies	12,588	—	—	—	111	—	(4,010)	4	8,693
State, municipal and other governments	12,044	—	(4,195)	—	(315)	—	(7,845)	561	250
Non-redeemable preferred stocks	14,447	—	(5,105)	105	646	—	(2,805)	—	7,288
Common stocks	—	4,370	—	—	—	—	—	—	4,370
Total Assets	$294,829	$65,857	$(31,226)	$(200)	$5,430	$103,862	$(151,274)	$1,442	$288,720

Liabilities
Future policy benefits - index annuity embedded derivatives	$302	$—	$(24)	$—	$53	$—	$—	$—	$331
Other liabilities-Senior Notes make-whole redemption embedded derivative	33,144	—	(33,144)	—	—	—	—	—	—
Total Liabilities	$33,446	$—	$(33,168)	$—	$53	$—	$—	$—	$331

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

Valuation of our Financial Instruments Not Reported at Fair Value by Hierarchy Levels

	September 30, 2013
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$602,276	$602,276
Policy loans	—	—	214,685	214,685
Total assets	$—	$—	$816,961	$816,961

Liabilities
Future policy benefits	$—	$—	$3,402,110	$3,402,110
Supplemental contracts without life contingencies	—	—	337,779	337,779
Advance premiums and other deposits	—	—	224,637	224,637
Short-term debt	—	—	25,000	25,000
Long-term debt	—	—	63,292	63,292
Liabilities related to separate accounts	—	—	657,398	657,398
Total liabilities	$—	$—	$4,710,216	$4,710,216

	December 31, 2012
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$600,448	$600,448
Policy loans	—	—	227,161	227,161
Total assets	$—	$—	$827,609	$827,609

Liabilities
Future policy benefits	$—	$—	$3,351,945	$3,351,945
Supplemental contracts without life contingencies	—	—	350,187	350,187
Advance premiums and other deposits	—	—	216,857	216,857
Long-term debt	—	—	116,359	116,359
Liabilities related to separate accounts	—	—	609,704	609,704
Total liabilities	$—	$—	$4,645,052	$4,645,052

Level 3 Financial Instruments Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis, generally mortgage loans or real estate which have been deemed to be impaired during the reporting period. During the nine months ended September 30, 2013, one real estate property was impaired to a fair value totaling $1.9 million which resulted in an impairment charge of $0.2 million. During the nine months ended September 30, 2012, one mortgage loan was impaired to a fair value totaling $1.6 million which resulted in an impairment charge of $0.3 million.

4. Defined Benefit Plan

We participate with several affiliates and an unaffiliated organization in various defined benefit plans, including a multiemployer plan. Our share of net periodic pension cost for the plans is recorded as expense in our consolidated statements of operations.

Components of Net Periodic Pension Cost for FBL and Affiliates Combined - Multiemployer Plan

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Service cost	$1,618	$2,029	$4,854	$6,087
Interest cost	3,346	3,176	10,038	9,528
Expected return on assets	(3,916)	(3,520)	(11,748)	(10,560)
Amortization of prior service cost	36	106	108	318
Amortization of actuarial loss	3,117	2,367	9,351	7,101
Net periodic pension cost	$4,201	$4,158	$12,603	$12,474

FBL Financial Group, Inc. share of net periodic pension cost	$1,341	$1,343	$4,023	$4,071

Components of Net Periodic Pension Cost for FBL and Affiliates Combined - Other Plans

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Service cost	$63	$110	$189	$332
Interest cost	258	290	774	870
Amortization of prior service cost	(3)	(2)	(9)	(8)
Amortization of actuarial loss	317	277	951	831
Net periodic pension cost	$635	$675	$1,905	$2,025

FBL Financial Group, Inc. share of net periodic pension cost	$359	$378	$1,077	$1,150

5. Commitments and Contingencies

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

6. Credit Arrangements

On September 26, 2013, we redeemed the Senior Notes payable to affiliates that had a balance of $50.0 million at December 31, 2012. These 6.10% Senior Notes were due May 3, 2015 and prepayable anytime at par. These notes were issued to Farm Bureau Property & Casualty and an investment affiliate of the Iowa Farm Bureau Federation, our majority stockholder.

Short-term debt consists of a $25.0 million floating rate (0.21% at September 30, 2013) advance from the Federal Home Loan Bank, collateralized by fixed maturity securities with a carrying value of $28.9 million.

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

7. Stockholders' Equity

Special Dividend

On August 21, 2013, the Board of Directors approved a special $2.00 per share cash dividend to Class A and B common shareholders of record as of September 6, 2013. The aggregate dividend totaling $51.4 million was paid on September 13, 2013.

Share Repurchases

On August 21, 2013, the Board of Directors authorized the repurchase of Class B common shares through a tender offer for 99 percent of all Class B shares outstanding. The tender offer was conditioned upon all the Class B shareholders either tendering their shares or converting their shares to Class A. The tender price of $45.33 was based upon the average of the closing price of FBL’s Class A common stock for the seven consecutive business days preceding the tender closing date of September 25, 2013. All Class B shareholders participated with 1,023,948 Class B common shares repurchased for $46.4 million and 105,930 shares of Class B common stock converted to Class A common stock.

During 2011 and 2012, the Board of Directors approved plans to repurchase up to $230.0 million of Class A common stock. These repurchase plans authorize us to make repurchases in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. At September 30, 2013, $20.3 million remains available for repurchase under these plans. Completion of the program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

In addition to the Class B activity described above, during the nine months ended September 30, 2013, we repurchased 363,430 shares of Class A common stock for $14.2 million. During the nine months ended September 30, 2012, we conducted a modified “Dutch Auction” tender offer, entered into a separate stock repurchase agreement with our majority stockholder and purchased shares in the open market totaling 4,991,012 shares for $164.2 million.

Reconciliation of Outstanding Common Stock
	Class A		Class B		Total
	Shares	Dollars	Shares	Dollars	Shares	Dollars
	(Dollars in thousands)
Outstanding at January 1, 2012	29,457,644	$129,684	1,192,990	$7,522	30,650,634	$137,206
Issuance of common stock under compensation plans	273,649	8,714	—	—	273,649	8,714
Purchase of common stock	(4,991,012)	(22,355)	—	—	(4,991,012)	(22,355)
Outstanding at September 30, 2012	24,740,281	$116,043	1,192,990	$7,522	25,933,271	$123,565

Outstanding at January 1, 2013	24,282,184	$115,706	1,192,890	$7,522	25,475,074	$123,228
Issuance of common stock under compensation plans	629,516	18,954	—	—	629,516	18,954
Purchase of common stock	(363,430)	(1,862)	(1,023,948)	(6,457)	(1,387,378)	(8,319)
Conversion of Class B to Class A common stock (1)	157,529	993	(157,529)	(993)	—	—
Outstanding at September 30, 2013	24,705,799	$133,791	11,413	$72	24,717,212	$133,863

(1)	There is no established market for our Class B common stock, although it is convertible upon demand into Class A common stock on a share for share basis. See discussion of tender offer above.

Accumulated Other Comprehensive Income, Net of Tax and Other Offsets

	Unrealized Net Investment Gains (Losses) on Available For Sale Securities (1)	Accumulated Non-Credit Impairment Losses	Underfunded Status of Postretirement Benefit Plans	Total
	(Dollars in thousands)
Balance at January 1, 2012	$190,449	$(12,703)	$99	$177,845
Other comprehensive income before reclassifications	118,326	6,955	—	125,281
Reclassification adjustments	(6,883)	(7,715)	(96)	(14,694)
Balance at September 30, 2012	$301,892	$(13,463)	$3	$288,432

Balance at January 1, 2013	$306,167	$(8,362)	$(7,952)	$289,853
Other comprehensive income (loss) before reclassifications	(151,182)	6,499	—	(144,683)
Reclassification adjustments	(7,838)	$(2,687)	671	(9,854)
Balance at September 30, 2013	$147,147	$(4,550)	$(7,281)	$135,316

(1)	Includes the impact of taxes, deferred acquisition costs, value of insurance in force acquired, unearned revenue reserves and policyholder liabilities. See Note 2 for further information.

Accumulated Other Comprehensive Income Reclassification Adjustments

	Nine months ended September 30, 2013
	Unrealized Net Investment Gains (Losses) on Available For Sale Securities (1)	Accumulated Non-Credit Impairment Losses (1)	Underfunded Status of Postretirement Benefit Plans (2)	Total
	(Dollars in thousands)
Realized capital gains on sales of investments	$(12,819)	$—	$—	$(12,819)
Adjustments for assumed changes in deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	760	116	—	876
Other than temporary impairment losses	—	(4,250)	—	(4,250)
Other expenses: Amortization of unrecognized postretirement items:
Prior service costs	—	—	(9)	(9)
Net actuarial loss	—	—	1,041	1,041
Reclassifications before income taxes	(12,059)	(4,134)	1,032	(15,161)
Income taxes	4,221	1,447	(361)	5,307
Reclassification adjustments	$(7,838)	$(2,687)	$671	$(9,854)

Accumulated Other Comprehensive Income Reclassification Adjustments

	Nine months ended September 30, 2012
	Unrealized Net Investment Gains (Losses) on Available For Sale Securities (1)	Accumulated Non-Credit Impairment Losses (1)	Unfunded Status of Postretirement Benefit Plans (2)	Total
	(Dollars in thousands)
Realized capital gains on sales of investments	$(9,941)	$—	$—	$(9,941)
Adjustments for assumed changes in deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	(648)	201	—	(447)
Other than temporary impairment losses	—	(12,070)	—	(12,070)
Other expenses: Amortization of unrecognized postretirement items:
Net actuarial loss	—	—	(148)	(148)
Reclassifications before income taxes	(10,589)	(11,869)	(148)	(22,606)
Income taxes	3,706	4,154	52	7,912
Reclassification adjustments	$(6,883)	$(7,715)	$(96)	$(14,694)

(1)	See Note 2 for further information.

(2)	See Note 4 for further information.

8. Earnings Per Share

Computation of Earnings Per Common Share

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share data)
Numerator:
Net income attributable to FBL Financial Group, Inc.	$27,053	$20,476	$81,606	$57,354
Less: Net loss from discontinued operations	—	55	—	(2,961)
Less: Dividends on Series B preferred stock	37	37	112	112
Income available to common stockholders from continuing operations	$27,016	$20,384	$81,494	$60,203

Denominator:
Weighted average shares - basic	25,770,499	26,562,068	25,721,995	28,072,997
Effect of dilutive securities - stock-based compensation	259,059	304,593	258,127	350,150
Weighted average shares - diluted	26,029,558	26,866,661	25,980,122	28,423,147

Earnings per common share:
Income from continuing operations	$1.05	$0.77	$3.17	$2.14
Loss from discontinued operations	—	—	—	(0.10)
Total earnings per share	$1.05	$0.77	$3.17	$2.04

Earnings per common share - assuming dilution:
Income from continuing operations	$1.04	$0.76	$3.14	$2.11
Loss from discontinued operations	—	—	—	(0.10)
Total earnings per share	$1.04	$0.76	$3.14	$2.01

Antidilutive stock options excluded from diluted earnings per share	—	776,029	293	800,851

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

Financial Information Concerning our Operating Segments

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Operating revenues:
Annuity	$50,435	$49,467	$147,775	$143,466
Life Insurance	99,851	90,745	288,742	274,847
Corporate and Other	23,511	22,771	72,803	69,667
	173,797	162,983	509,320	487,980
Realized gains on investments (1)	786	1,438	11,267	1,518
Change in net unrealized gains/losses on derivatives (1)	(1,067)	938	(2,340)	1,448
Consolidated revenues	$173,516	$165,359	$518,247	$490,946

Pre-tax operating income:
Annuity	$16,427	$12,113	$48,181	$40,649
Life Insurance	14,263	12,870	35,198	31,343
Corporate and Other	4,409	1,766	17,548	10,288
	35,099	26,749	100,927	82,280
Income taxes on operating income	(8,540)	(8,003)	(25,597)	(23,701)
Realized gains/losses on investments (2)	406	1,324	6,714	1,297
Change in net unrealized gains/losses on derivatives (2)	88	351	(438)	461
Loss on debt redemption (2)	—	—	—	(22)
Income (loss) from discontinued operations (2)	—	55	—	(2,961)
Consolidated net income attributable to FBL Financial Group, Inc.	$27,053	$20,476	$81,606	$57,354

(1)	Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves attributable to these items.

(2)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred acquisition costs, value of insurance in force acquired and income taxes attributable to these items.

Our investment in equity method investees, the related equity income and interest expense are attributable to the Corporate and Other segment. Expenditures for long-lived assets were not significant during the periods presented above. Goodwill at September 30, 2013 and December 31, 2012 was allocated among the segments as follows: Annuity ($3.9 million) and Life Insurance ($6.1 million).

Premiums collected, which is not a measure used in financial statements prepared according to GAAP, includes premiums received on life insurance policies and deposits on annuities and universal life-type products. Net premiums collected totaled $150.2 million for the quarter ended September 30, 2013 and $139.1 million for the 2012 period. Net premiums collected totaled $491.2 million for the nine months ended September 30, 2013 and $501.0 million for the 2012 period.

Under GAAP, premiums on whole life and term life policies are recognized as revenues over the premium-paying period and reported in the Life Insurance segment. The following chart provides a reconciliation of life insurance premiums collected to those reported in the GAAP financial statements.

Reconciliation of Traditional Life Insurance Premiums, Net of Reinsurance

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Traditional and universal life insurance premiums collected	$76,946	$61,853	$238,062	$184,409
Premiums collected on interest sensitive products	(32,718)	(19,916)	(103,538)	(54,061)
Traditional life insurance premiums collected	44,228	41,937	134,524	130,348
Change in due premiums and other	(345)	(51)	351	569
Traditional life insurance premiums	$43,883	$41,886	$134,875	$130,917

There is no comparable GAAP financial measure for premiums collected on annuities and universal life-type products. GAAP revenues for those interest sensitive and variable products consist of various policy charges and fees assessed on those contracts, as summarized in the chart below.

Interest Sensitive Product Charges by Segment

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Annuity
Surrender charges and other	$279	$166	$936	$563

Life Insurance
Administration charges	$9,865	$2,697	$15,800	$8,089
Cost of insurance charges	10,834	10,092	31,799	29,621
Surrender charges	101	187	361	652
Amortization of policy initiation fees	124	852	1,160	1,941
Total	$20,924	$13,828	$49,120	$40,303

Corporate and Other
Administration charges	$1,532	$1,428	$4,628	$4,522
Cost of insurance charges	7,416	7,410	22,179	22,215
Surrender charges	144	192	413	587
Separate account charges	2,158	2,081	6,376	6,276
Amortization of policy initiation fees	(183)	533	717	594
Total	$11,067	$11,644	$34,313	$34,194

Consolidated interest sensitive product charges	$32,270	$25,638	$84,369	$75,060

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

During the third quarter of 2013, we took several steps to utilize excess capital including a 36 percent increase in the quarterly cash dividend to $0.15 per share, a special cash dividend of $2.00 per share on Class A and Class B common stock, a tender offer for 99 percent of our Class B common shares and the repayment of $50 million of affiliate debt. These equity transactions had minimal impact on net income for the three and nine months ended September 30, 2013 as the transactions took place near the end of the quarter.

In December 2011, we completed the sale of our wholly-owned subsidiary, EquiTrust Life Insurance Company (EquiTrust Life). As a result of the sale, certain lines of business are considered discontinued operations, and unless otherwise indicated, have been removed from the discussion that follows. See our 2012 Form 10-K for additional information related to the sale.

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

While there have been positive economic signs in 2013, the U.S. economy continues to face a number of challenges. Pertinent recent economic events include, but are not limited to the following:

•	Continued uncertainty from the failure of the U.S. government to reach consensus over debt reduction strategies, resulting in a government shutdown during October.

•	Gross Domestic Product increased by 2.5% during the second quarter 2013 based on August estimates. Estimates suggest third quarter growth will be slowed due to the recent U.S. government shutdown.

•	U.S. unemployment remains high at 7.2% through September 2013.

•	Growth in personal income generally remains below average.

•	Based on USDA estimates, U.S. net farm income is forecasted to grow 6.0% and farm real estate value is forecasted to grow 7.1% during 2013.

•	The European debt crisis continues to cause intermittent stress within the markets.

An increase in market interest rates during 2013 has reduced the fair value of our fixed maturity portfolio. The benchmark 10-year U.S. Treasury yield rose over the quarter, while credit spreads decreased. Strong liquidity and favorable corporate profitability continue to support fundamental credit quality. In the securitized markets, spreads on agency residential mortgage-backed securities and commercial mortgage-backed securities declined but rose for asset-backed securities. The yield curve remained moderately steep at the end of the third quarter, but low current interest rates create a challenging environment for sales of new money fixed annuity products.

We intentionally decreased the amount of annuity sales beginning in 2012 by suspending sales of certain products and reducing agent commission rates on certain products where it was difficult to achieve profitability targets during this period of low interest rates. We expect modest increases in annuity sales due to the recent rise in market interest rates and a renewed emphasis placed on sales of products with low guaranteed crediting rates. Our life sales have increased, reflecting the attractiveness of enhanced universal life and term life product offerings and the strong farm and energy subsectors of the economy in our marketplace, as well as Farm Bureau Life's emphasis on life insurance product sales.

Results of Operations for the Periods Ended September 30, 2013 and 2012

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	Change	2013	2012	Change
	(Dollars in thousands, except per share data)
Pre-tax operating income:
Annuity segment	$16,427	$12,113	36%	$48,181	$40,649	19%
Life Insurance segment	14,263	12,870	11%	35,198	31,343	12%
Corporate and Other segment	4,409	1,766	150%	17,548	10,288	71%
Total pre-tax operating income	35,099	26,749	31%	100,927	82,280	23%
Income taxes on operating income	(8,540)	(8,003)	7%	(25,597)	(23,701)	8%
Operating income	26,559	18,746	42%	75,330	58,579	29%

Realized gains/losses on investments (1)	406	1,324	(69)%	6,714	1,297	418%
Change in net unrealized gains/losses on derivatives (1)	88	351	(75)%	(438)	461	(195)%
Loss on debt redemption (1)	—	—	NA	—	(22)	NA
Net impact of discontinued operations (1)	—	55	NA	—	(2,961)	NA
Net income attributable to FBL Financial Group, Inc.	$27,053	$20,476	32%	$81,606	$57,354	42%

Operating income per common share - assuming dilution	$1.02	$0.70	46%	$2.90	$2.06	41%

Earnings per common share - assuming dilution:
Continuing operations	$1.04	$0.76	37%	$3.14	$2.11	49%
Discontinued operations	—	—	NA	—	(0.10)	NA
Earnings per common share - assuming dilution	$1.04	$0.76	37%	$3.14	$2.01	56%

Effective tax rate on operating income	24%	30%		25%	29%

Average invested assets				$6,709,289	$6,284,041	7%
Annualized yield on average invested assets				5.70%	5.92%
Impact on operating income of unlocking deferred acquisition costs, value of insurance in force acquired and unearned revenue reserve, net of tax	$—	$(3,418)	NA	$151	$(3,188)	105%

(1)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred acquisition costs, value of insurance in force acquired and income taxes attributable to these items.

Our operating income increased in the third quarter of 2013 and the nine months ended September 30, 2013, compared to the prior year periods, primarily due to an increase in the volume of business in force, the impact of unlocking and a refinement in the calculation of unearned revenue reserves. These increases were partially offset by increases in mortality and general expenses. See the discussion that follows for details regarding operating income by segment and the impact of discontinued operations.

Earnings per share from continuing operations and operating income per common share benefited from repurchases of Class A common shares in 2012 and 2013, as well as a tender offer of Class B common shares completed in the third quarter of 2013. Details regarding the share repurchases are included in Note 7 to the consolidated financial statements.

We periodically revise key assumptions used in the calculation of the amortization of deferred acquisition costs, value of insurance in force acquired and unearned revenue reserve for participating life insurance, variable and interest sensitive products, as applicable, through an “unlocking” process. These assumptions typically consist of withdrawal and lapse rates, earned spreads and mortality with revisions based on historical results and our best estimate of future experience. The impact of unlocking is recorded in the current period as an increase or decrease to amortization of the respective balances. While the unlocking process can take place at any time, as needs dictate, the process typically takes place annually. For all of our blocks of business we unlocked our valuation assumptions for deferred policy acquisition costs, value of insurance in force and unearned revenue reserves during the second quarter 2013 and the second and third quarters of 2012. See the discussion that follows for further details of the unlocking impact to our operating segments.

Annuity Segment

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	Change	2013	2012	Change
	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges and other income	$279	$166	68%	$936	$572	64%
Net investment income	50,156	49,301	2%	146,839	142,894	3%
Total operating revenues	50,435	49,467	2%	147,775	143,466	3%

Benefits and expenses:
Interest sensitive product benefits	25,754	25,717	—%	75,832	77,379	(2)%
Underwriting, acquisition and insurance expenses:
Commissions net of deferrals	458	590	(22)%	1,990	2,029	(2)%
Amortization of deferred acquisition costs	2,748	4,124	(33)%	6,729	6,452	4%
Amortization of value of insurance in force	208	2,024	(90)%	741	2,191	(66)%
Other underwriting expenses	4,840	4,899	(1)%	14,302	14,766	(3)%
Total underwriting, acquisition and insurance expenses	8,254	11,637	(29)%	23,762	25,438	(7)%
Total benefits and expenses	34,008	37,354	(9)%	99,594	102,817	(3)%
Pre-tax operating income	$16,427	$12,113	36%	$48,181	$40,649	19%

Other data
Annuity premiums collected, direct	$58,377	$61,498	(5)%	$200,015	$258,616	(23)%
Policy liabilities and accruals, end of period				3,539,711	3,444,284	3%
Average invested assets				3,560,074	3,422,078	4%
Investment fee income included in net investment income (1)	1,803	2,039	(12)%	4,374	2,853	53%
Average individual annuity account value				2,381,260	2,252,818	6%

Earned spread on individual annuity products:
Weighted average yield on cash and invested assets				5.85%	6.05%
Weighted average interest crediting rate				2.96%	3.19%
Spread				2.89%	2.86%

Individual annuity withdrawal rate				5.4%	4.7%

Impact on pre-tax income of unlocking deferred acquisition costs and value of insurance in force acquired	—	(1,853)	NA	1,436	234	514%

(1)	Includes prepayment fee income and net discount accretion on mortgage and asset-backed securities resulting from changing prepayment speed assumptions at the end of each period.

Pre-tax operating income for the Annuity segment increased in the third quarter of 2013 and nine months ended September 30, 2013, compared to the prior year periods, primarily due to higher spread income earned from an increase in the volume of business in force and the impact of unlocking. Spread income during the nine month period also benefited from higher investment fee income. In addition, decreased amortization of deferred acquisition costs resulted in higher operating income in the third quarter.

Amortization of deferred acquisition costs was impacted by changes in actual profits on the underlying business and a refinement increasing amortization $1.4 million in the third quarter of 2012. Amortization of the value of insurance in force decreased in the three month and nine month periods ending September 30, 2013 due to the impact of unlocking.

The average aggregate account value for individual annuity contracts in force increased in the 2013 periods due to continued sales and the crediting of interest. Premiums collected were lower in the 2013 periods as we had decreased our emphasis on annuity sales during this period of low interest rates. The amount of traditional annuity premiums collected is highly dependent upon the relationship between the current crediting rate and perceived security of our products compared to those of competing products.

Also included within our policy liabilities are advances on our funding agreements with the Federal Home Loan Bank (FHLB). Outstanding funding agreements totaled $343.3 million at September 30, 2013 and $356.0 million at September 30, 2012.

The weighted average yield on cash and invested assets for individual annuities decreased for the nine months ended September 30, 2013, compared to the prior year period. The decrease was primarily due to lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, compared with the average existing portfolio yield, partially offset by an increase in investment fee income. See the "Financial Condition" section which follows for additional information regarding the yields obtained on investment acquisitions. The weighted average interest crediting rate decreased due to crediting rate actions taken on a significant portion of our annuity portfolio during 2012 in response to the declining portfolio yield.

Life Insurance Segment

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	Change	2013	2012	Change
	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges and other income	$20,758	$13,770	51%	$48,864	$40,154	22%
Traditional life insurance premiums	43,883	41,886	5%	134,875	130,917	3%
Net investment income	35,210	35,089	—%	105,003	103,776	1%
Total operating revenues	99,851	90,745	10%	288,742	274,847	5%

Benefits and expenses:
Interest sensitive product benefits:
Interest credited	8,057	7,075	14%	23,236	21,425	8%
Death benefits and other	11,582	7,808	48%	31,088	26,112	19%
Total interest sensitive product benefits	19,639	14,883	32%	54,324	47,537	14%
Traditional life insurance benefits:
Death benefits	18,740	16,261	15%	52,788	49,700	6%
Surrender and other benefits	8,263	12,220	(32)%	26,428	29,037	(9)%
Increase in traditional life future policy benefits	12,723	8,980	42%	40,571	38,183	6%
Total traditional life insurance benefits	39,726	37,461	6%	119,787	116,920	2%
Distributions to participating policyholders	3,244	3,279	(1)%	9,997	10,893	(8)%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	4,407	4,073	8%	16,373	12,505	31%
Amortization of deferred acquisition costs	4,667	5,482	(15)%	12,074	16,725	(28)%
Amortization of value of insurance in force	424	538	(21)%	1,210	2,579	(53)%
Other underwriting expenses	13,481	12,159	11%	39,779	36,345	9%
Total underwriting, acquisition and insurance expenses	22,979	22,252	3%	69,436	68,154	2%
Total benefits and expenses	85,588	77,875	10%	253,544	243,504	4%
Pre-tax operating income	$14,263	$12,870	11%	$35,198	$31,343	12%

Life Insurance Segment - continued

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	Change	2013	2012	Change
	(Dollars in thousands)
Other data
Life premiums collected, net of reinsurance	$76,947	$61,853	24%	$238,062	$184,409	29%
Policy liabilities and accruals, end of period				2,422,077	2,264,518	7%
Life insurance in force, end of period				48,093,854	45,284,218	6%
Average invested assets				2,377,198	2,243,836	6%
Investment fee income included in net investment income (1)	449	1,222	(63)%	1,609	2,560	(37)%
Average interest sensitive life account value				698,215	643,446	9%

Interest sensitive life insurance spread:
Weighted average yield on cash and invested assets				6.06%	6.47%
Weighted average interest crediting rate				4.08%	4.08%
Spread				1.98%	2.39%

Life insurance lapse and surrender rates				5.5%	6.1%

Death benefits, net of reinsurance and reserves released	18,215	17,004	7%	$55,169	$49,824	11%
Impact on pre-tax income of unlocking deferred acquisition costs, value of insurance in force acquired and unearned revenue reserve	—	(975)	NA	(595)	(3,762)	84%

(1)	Includes prepayment fee income and net discount accretion on mortgage and asset-backed securities resulting from changing prepayment speed assumptions at the end of each period.

Pre-tax operating income for the Life Insurance segment increased in the third quarter of 2013 and the nine months ended September 30, 2013, compared to the prior year periods, primarily due to an increase in the volume of business in force, the impact of unlocking and a refinement in the calculation of unearned revenue reserves. These results were partially offset by increased mortality and general expenses. The three-month and the nine-month periods of 2012 were also impacted by reserve refinements, as discussed below, which impacted comparability with the 2013 periods.

Premiums collected were higher during the quarter and the nine months ended September 30, 2013 compared to the prior year periods due to the relative attractiveness of life insurance products. The increased sales activity, along with the overall increase in business in force, is contributing to the increase in revenues and expenses, including non-deferrable underwriting and commission related expenses. Increases in general expenses were also due to changes in expense allocations between segments and additional expenses associated with upgrading software. Reserve refinement in the third quarter of 2013 was related to a reclassification of certain product loads from deferred revenue to earned income and increased interest sensitive product charges $6.3 million, changes in reserves classified with interest sensitive death benefits $2.5 million and amortization of deferred acquisition costs $1.0 million.

Amortization of deferred acquisition costs and value of insurance in force was lower in the three and nine months ended September 30, 2013 compared to the prior year periods primarily due to changes in actual profits on the underlying business and the impact of unlocking.

Refinements in reserving methods during 2012 resulted in a $1.4 million decrease in interest sensitive death benefits during the third quarter 2012, and a $1.8 million increase in traditional life future policy benefits for the nine months ended September 30, 2012.

Death benefits, net of reinsurance and reserves released, increased in the third quarter of 2013 primarily due to an increase in the number of claims and increased in the nine months ended September 30, 2013 primarily due to an increase in the average size of claims.

The weighted average yield on cash and invested assets for interest sensitive life insurance products decreased primarily due to lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, compared with the average existing portfolio yield. See the "Financial Condition" section which follows for additional information regarding the yields obtained on investment acquisitions. Weighted average interest crediting rates on our interest sensitive life products were impacted by crediting rate decreases taken on various products in 2012 and 2013 in response to the declining portfolio yield, offset by sales of products with higher crediting rates.

Corporate and Other Segment

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	Change	2013	2012	Change
	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges	$11,067	$11,669	(5)%	$34,313	$34,222	—%
Net investment income	9,083	8,154	11%	27,588	21,675	27%
Other income	3,361	2,948	14%	10,902	13,770	(21)%
Total operating revenues	23,511	22,771	3%	72,803	69,667	5%

Benefits and expenses:
Interest sensitive product benefits	8,045	7,953	1%	20,512	21,987	(7)%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	831	889	(7)%	2,908	2,846	2%
Amortization of deferred acquisition costs	563	3,371	(83)%	4,739	5,209	(9)%
Other underwriting expenses	1,536	2,089	(26)%	5,064	5,282	(4)%
Total underwriting, acquisition and insurance expenses	2,930	6,349	(54)%	12,711	13,337	(5)%
Interest expense	1,833	2,007	(9)%	5,646	5,972	(5)%
Other expenses	5,037	3,986	26%	14,239	16,459	(13)%
Total benefits and expenses	17,845	20,295	(12)%	53,108	57,755	(8)%
	5,666	2,476	129%	19,695	11,912	65%
Net (income) loss attributable to noncontrolling interest	68	(66)	203%	130	52	150%
Equity loss, before tax	(1,325)	(644)	106%	(2,277)	(1,676)	36%
Pre-tax operating income	$4,409	$1,766	150%	$17,548	$10,288	71%

Other data
Average invested assets				$772,017	$618,127	25%
Investment fee income included in net investment income (1)	$48	$16	200%	172	98	76%
Average interest sensitive life account value				322,741	295,364	9%

Death benefits, net of reinsurance and reserves released	5,060	5,153	(2)%	11,826	14,496	(18)%
Impact on pre-tax income of unlocking of deferred acquisition costs and unearned revenue reserve	—	(2,430)	NA	(610)	(1,376)	56%
Estimated impact on pre-tax income from separate account performance on amortization of deferred acquisition costs	840	800	5%	1,650	1,100	50%

(1)	Includes prepayment fee income and net discount accretion on mortgage and asset-backed securities resulting from changing prepayment speed assumptions at the end of each period.

Pre-tax operating income increased in the third quarter of 2013, and the nine months ended September 30, 2013, compared to the prior year periods, primarily due to an increase in net investment income and a decrease in amortization of deferred acquisition costs. The increase for the nine month period ended September 30, 2013 was also due to a decrease in mortality experience.

Other income in 2012 included administrative fee income of $3.0 million received from EquiTrust Life for accounting and other services rendered through June 2012 to support the transition of that company subsequent to its sale in December 2011.

Other income and other expenses also includes fees and expenses from sales of brokered products and operating results of our non-insurance subsidiaries, which include management, advisory, marketing and distribution services and leasing activities.

Death benefits net of reinsurance and reserves released decreased in the nine months ended September 30, 2013 due to a decrease in the number of claims and the average size of claims.

Net investment income increased during 2013 due to increases in invested assets as well as higher yielding securities held in the portfolio.

Amortization of deferred acquisition costs decreased for the quarter and the nine months ended September 30, 2013 primarily due to the impact of unlocking.

Equity loss includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest. Given the timing of availability of financial information from our equity investees, we will consistently use information that is as much as three months in arrears for certain of these entities. Several of these entities are investment companies whose operating results are derived primarily from unrealized and realized gains and losses generated by their investment portfolios. As is normal with these types of entities, the level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment, changes in prices of bond and equity securities held by the investment partnerships, timing and success of initial public offerings or exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures. We also invest in low income housing tax credit partnerships which generate pre-tax losses but after tax gains as the related tax credits are realized. The timing of the realization of the tax credits is subject to fluctuation from period to period due to the timing of the housing project completions and when tax credits are approved. Equity income, net of related income taxes, was as follows:

Equity income (loss), net of related income taxes

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Equity income (loss):
Low income housing tax credit partnerships	$(1,473)	$(1,430)	$(4,359)	$(3,654)
Other equity method investments	148	786	2,082	1,978
	(1,325)	(644)	(2,277)	(1,676)
Income taxes:
Taxes on equity income (loss)	463	225	797	586
Investment tax credits	2,691	1,477	7,149	4,399
Equity income (loss), net of related income taxes	$1,829	$1,058	$5,669	$3,309

Income Taxes on Operating Income

The effective tax rate on operating income was 24.3% for the third quarter of 2013 and 25.4% for the nine months ended September 30, 2013 compared to 29.9% for the third quarter of 2012 and 28.8% for the nine month period. The effective tax rates differ from the federal statutory rate of 35% primarily due to the impact of low-income housing credits from equity method investees, tax-exempt interest and dividend income and incentive stock option deductions.

Impact of Operating Adjustments on FBL Net Income

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Realized gains on investments	$693	$1,462	$11,215	$1,551
Change in net unrealized gains/losses on derivatives	(1,087)	860	(2,062)	1,308
Change in amortization of:
Deferred acquisition costs	1,061	309	513	(83)
Value of insurance in force acquired	2	(31)	(62)	(40)
Unearned revenue reserve	93	(24)	52	(33)
Loss on debt redemption	—	—	—	(33)
Income tax offset	(268)	(901)	(3,380)	(934)
Net impact of operating income adjustments on continuing operations	494	1,675	6,276	1,736
Net impact of discontinued operations	—	55	—	(2,961)
Net impact of operating income adjustments	$494	$1,730	$6,276	$(1,225)

Impact of Operating Adjustments on FBL Net Income, continued

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Summary of adjustments noted above after offsets and income taxes:
Realized gains/losses on investments	$406	$1,324	$6,714	$1,297
Change in net unrealized gains/losses on derivatives	88	351	(438)	461
Loss on debt redemption	—	—	—	(22)
Net impact of discontinued operations	—	55	—	(2,961)
Net impact of operating income adjustments	$494	$1,730	$6,276	$(1,225)
Net impact per common share - basic	$0.02	$0.07	$0.24	$(0.04)
Net impact per common share - assuming dilution	$0.02	$0.06	$0.24	$(0.04)

Income taxes on operating income adjustments on continuing operations are recorded at 35% as there are no permanent differences between book and taxable income relating to these adjustments.

Realized Gains (Losses) on Investments

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Realized gains (losses) on investments:
Realized gains on sales	$1,467	$5,417	$15,205	$11,142
Realized losses on sales	(9)	(38)	(2,380)	(473)
Total other-than-temporary impairment charges	(5,015)	(6,208)	(5,860)	(21,188)
Net realized investment gains (losses)	(3,557)	(829)	6,965	(10,519)
Non-credit losses included in other comprehensive income (loss)	4,250	2,291	4,250	12,070
Total reported in statements of operations	$693	$1,462	$11,215	$1,551

The level of realized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments. See "Financial Condition - Investments" and Note 2 to our

consolidated financial statements for details regarding our unrealized gains and losses on available-for-sale securities at September 30, 2013 and December 31, 2012.

Investment Credit Impairment Losses Recognized in Net Income

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Corporate securities:
Energy	$—	$2,423	$—	$6,461
Transportation	43	—	242	171
Residential mortgage-backed	618	257	618	1,229
Other asset-backed	104	922	104	922
Mortgage loans	—	315	475	335
Real estate	—	—	171	—
Total other-than-temporary impairment losses reported in net income	$765	$3,917	$1,610	$9,118

Impairment losses for the three months ended September 30, 2013 were incurred within the residential mortgage-backed securities due to a decline in the present value of cash flows. Losses were also incurred within other asset-backed securities and the transportation sector due to our intent to reduce our exposure by selling all or a portion of these securities. Losses for the nine months ended September 30, 2013 occurred in the transportation sector due to our intent to reduce our exposure by selling all or a portion of the security, a mortgage loan that was restructured, and real estate due to a contract to sell the property. Fixed maturity other-than-temporary credit impairment losses for the three months ended September 30, 2012 were incurred within the energy industry sector, due to a geothermal operation with reported decreasing cash flows during the quarter which suggest difficulties in meeting its debt obligations within the next year. Losses were also incurred within our residential, other asset-backed securities and mortgage loans due to weakness in underlying collateral values. Losses for the nine months ended September 30, 2012 also included residential mortgage-backed securities due to anticipated interest shortfalls that we were not going to recover and an airline with continuing financial difficulties.

Financial Condition

Investments

Our investment portfolio decreased 1.7% to $7,041.7 million at September 30, 2013 compared to $7,160.7 million at December 31, 2012. The portfolio decreased due to a reduction of $335.9 million in the net unrealized appreciation of fixed maturities during 2013 and the execution of capital management transactions as outlined in Note 7 to the consolidated financial statements, partially offset by an increase due to positive cash flows from operating and financing activities. The reduction in net unrealized appreciation of fixed maturities is primarily attributable to an increase in market interest rates. Additional details regarding securities in an unrealized loss position at September 30, 2013 are included in the discussion that follows and in Note 2 to our consolidated financial statements. Details regarding investment impairments are discussed above in the "Realized Gains (Losses) on Investments" section under "Results of Operations."

We manage the investment portfolio to optimize risk-adjusted yield within the context of prudent asset-liability management. We evaluate multiple cash flow testing scenarios as part of this process. The Company's investment policy calls for investing primarily in high quality fixed maturities and commercial mortgage loans.

Fixed Maturity Acquisitions Selected Information

	Nine months ended September 30,
	2013	2012
	(Dollars in thousands)
Cost of acquisitions:
Corporate	$415,811	$384,802
Mortgage and asset-backed	131,602	395,725
United States Government and agencies	1,074	—
Tax-exempt municipals	190,588	70,576
Taxable municipals	19,835	18,513
Total	$758,910	$869,616
Effective annual yield	4.40%	4.44%
Credit quality
NAIC 1 designation	70.0%	63.8%
NAIC 2 designation	29.5%	35.9%
Non-investment grade	0.5%	0.3%
Weighted-average life in years	18.0	11.1
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

A portion of the securities acquired during the nine months ended September 30, 2013 and September 30, 2012, were acquired with the proceeds from advances on our funding agreements with the Federal Home Loan Bank (FHLB). The securities acquired to support these funding agreements often carry a lower average yield than securities acquired to support our other insurance products, due to the shorter maturity and relatively low interest rate paid on those advances. The average yield of the securities acquired, excluding the securities supporting these funding agreements, was 4.59% during the nine-month period ended September 30, 2013 and 4.88% during the nine-month period ended September 30, 2012.

Investment Portfolio Summary

	September 30, 2013		December 31, 2012
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities - available for sale:
Public	$4,661,415	66.2%	$4,649,954	64.9%
144A private placement	1,186,295	16.9	1,297,628	18.1
Private placement	297,762	4.2	318,163	4.5
Total fixed maturities - available for sale	6,145,472	87.3	6,265,745	87.5
Equity securities	87,394	1.2	86,253	1.2
Mortgage loans	573,383	8.1	554,843	7.8
Real estate	4,093	0.1	4,668	0.1
Policy loans	175,535	2.5	174,254	2.4
Short-term investments	55,066	0.8	74,516	1.0
Other investments	726	—	371	—
Total investments	$7,041,669	100.0%	$7,160,650	100.0%

As of September 30, 2013, 95.4% (based on carrying value) of the available-for-sale fixed maturities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of September 30, 2013, no single non-investment grade holding exceeded 0.2% of total investments.

Credit Quality by NAIC Designation and Equivalent Rating

		September 30, 2013		December 31, 2012
NAIC Designation	Equivalent Rating (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$3,803,849	61.9%	$3,877,173	61.9%
2	BBB	2,058,885	33.5	2,054,260	32.8
	Total investment grade	5,862,734	95.4	5,931,433	94.7
3	BB	169,753	2.8	210,875	3.4
4	B	58,220	0.9	80,676	1.2
5	CCC	38,654	0.6	24,930	0.4
6	In or near default	16,111	0.3	17,831	0.3
	Total below investment grade	282,738	4.6	334,312	5.3
	Total fixed maturities - available for sale	$6,145,472	100.0%	$6,265,745	100.0%

(1)
Equivalent ratings are based on those provided by nationally recognized rating agencies with some exceptions for certain residential mortgage, commercial mortgage and asset-backed securities where they are based on the expected loss of the security rather than the probability of default.

See Note 2 to our consolidated financial statements for a summary of fixed maturities by contractual maturity date.

Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification

	September 30, 2013
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$303,073	$193,155	$18,236	$109,918	$(9,686)
Capital goods	206,004	144,238	14,746	61,766	(3,746)
Communications	116,181	91,534	8,177	24,647	(2,584)
Consumer cyclical	223,008	136,751	11,769	86,257	(3,591)
Consumer non-cyclical	350,766	212,885	18,375	137,881	(9,952)
Energy	392,383	324,035	33,569	68,348	(5,018)
Finance	734,020	608,451	50,567	125,569	(7,870)
Transportation	83,467	74,908	8,911	8,559	(1,029)
Utilities	866,474	665,719	79,982	200,755	(18,116)
Other	58,058	40,956	4,147	17,102	(424)
Total corporate securities	3,333,434	2,492,632	248,479	840,802	(62,016)
Mortgage and asset-backed securities	1,432,894	1,140,532	78,368	292,362	(23,472)
United States Government and agencies	43,710	39,621	4,813	4,089	(65)
State, municipal and other governments	1,335,434	1,015,500	71,696	319,934	(25,565)
Total	$6,145,472	$4,688,285	$403,356	$1,457,187	$(111,118)

Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification

	December 31, 2012
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$262,068	$250,190	$32,086	$11,878	$(1,488)
Capital goods	200,164	188,833	25,292	11,331	(345)
Communications	109,376	106,462	14,099	2,914	(86)
Consumer cyclical	223,885	198,103	17,576	25,782	(477)
Consumer non-cyclical	317,162	296,401	35,802	20,761	(297)
Energy	397,046	395,372	56,768	1,674	(27)
Finance	801,565	699,674	68,374	101,891	(6,940)
Transportation	85,195	85,195	11,187	—	—
Utilities	836,785	804,200	131,292	32,585	(516)
Other	62,337	60,367	6,668	1,970	(7)
Total corporate securities	3,295,583	3,084,797	399,144	210,786	(10,183)
Mortgage and asset-backed securities	1,674,714	1,489,283	113,613	185,431	(21,154)
United States Government and agencies	49,009	49,009	6,930	—	—
State, municipal and other governments	1,246,439	1,197,279	142,704	49,160	(2,917)
Total	$6,265,745	$5,820,368	$662,391	$445,377	$(34,254)

Non-Sovereign European Debt Exposure

	September 30, 2013		December 31, 2012
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
Italy	$19,699	$19,533	$19,694	$20,682
Spain	15,429	19,168	15,429	18,913
Ireland	13,047	15,164	8,976	10,701
Subtotal	48,175	53,865	44,099	50,296
United Kingdom	188,156	187,565	129,061	139,682
Netherlands	61,056	65,089	51,745	59,348
France	42,210	44,711	37,914	42,383
Other countries	62,465	64,000	45,936	50,433
Subtotal	353,887	361,365	264,656	291,846
Total European exposure	$402,062	$415,230	$308,755	$342,142

The table above reflects our exposure to non-sovereign European debt. This represents 6.8% of total fixed maturities as of September 30, 2013 and 5.5% of total fixed maturities as of December 31, 2012. The exposures are primarily in the industrial, financial and utility sectors. We do not own any securities issued by European governments.

Credit Quality of Available-for-Sale Fixed Maturities with Unrealized Losses

		September 30, 2013
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$823,796	56.5%	$(56,360)	50.7%
2	BBB	508,339	34.9	(32,418)	29.2
	Total investment grade	1,332,135	91.4	(88,778)	79.9
3	BB	75,024	5.1	(5,805)	5.2
4	B	28,603	2.0	(9,340)	8.4
5	CCC	12,934	0.9	(1,450)	1.3
6	In or near default	8,491	0.6	(5,745)	5.2
	Total below investment grade	125,052	8.6	(22,340)	20.1
	Total	$1,457,187	100.0%	$(111,118)	100.0%

		December 31, 2012
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$176,253	39.5%	$(5,731)	16.7%
2	BBB	134,355	30.2	(3,315)	9.7
	Total investment grade	310,608	69.7	(9,046)	26.4
3	BB	67,380	15.1	(3,801)	11.1
4	B	44,961	10.1	(14,227)	41.5
5	CCC	13,621	3.1	(1,263)	3.7
6	In or near default	8,807	2.0	(5,917)	17.3
	Total below investment grade	134,769	30.3	(25,208)	73.6
	Total	$445,377	100.0%	$(34,254)	100.0%

Available-For-Sale Fixed Maturities with Unrealized Losses by Length of Time

	September 30, 2013
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$253,258	$—	$(4,102)
Greater than three months to six months	—	1,105,407	—	(77,066)
Greater than six months to nine months	—	27,743	—	(2,906)
Greater than nine months to twelve months	—	25,129	—	(3,347)
Greater than twelve months	36,712	120,056	(14,212)	(9,485)
Total	$36,712	$1,531,593	$(14,212)	$(96,906)

Available-For-Sale Fixed Maturities with Unrealized Losses by Length of Time

	December 31, 2012
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$168,537	$—	$(2,238)
Greater than three months to six months	—	33,622	—	(923)
Greater than six months to nine months	—	9,276	—	(109)
Greater than nine months to twelve months	—	18,424	—	(369)
Greater than twelve months	51,957	197,815	(18,691)	(11,924)
Total	$51,957	$427,674	$(18,691)	$(15,563)

Available-For-Sale Fixed Maturities with Unrealized Losses by Maturity Date

	September 30, 2013		December 31, 2012
	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Due in one year or less	$432	$(1)	$—	$—
Due after one year through five years	34,708	(2,946)	28,999	(3,793)
Due after five years through ten years	171,159	(7,484)	42,320	(711)
Due after ten years	958,526	(77,215)	188,627	(8,596)
	1,164,825	(87,646)	259,946	(13,100)
Mortgage and asset-backed	292,362	(23,472)	185,431	(21,154)
Total	$1,457,187	$(111,118)	$445,377	$(34,254)

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

Mortgage and Asset-Backed Securities by Type

	September 30, 2013
	Amortized Cost	Par Value	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$324,100	$387,904	$343,462	5.6%
Pass-through	24,857	24,779	26,953	0.5
Planned and targeted amortization class	154,405	152,815	160,767	2.6
Other	6,750	9,633	7,960	0.1
Total residential mortgage-backed securities	510,112	575,131	539,142	8.8
Commercial mortgage-backed securities	407,662	414,854	426,370	6.9
Other asset-backed securities	460,224	495,969	467,382	7.6
Total	$1,377,998	$1,485,954	$1,432,894	23.3%

Mortgage and Asset-Backed Securities by Type

	December 31, 2012
	Amortized Cost	Par Value	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$404,252	$468,821	$424,922	6.8%
Pass-through	31,496	31,309	34,614	0.6
Planned and targeted amortization class	184,537	183,265	201,051	3.2
Other	12,670	15,713	13,595	0.2
Total residential mortgage-backed securities	632,955	699,108	674,182	10.8
Commercial mortgage-backed securities	463,504	470,474	510,819	8.1
Other asset-backed securities	485,796	538,489	489,713	7.8
Total	$1,582,255	$1,708,071	$1,674,714	26.7%

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

Our direct exposure to the Alt-A home equity and subprime first-lien sectors is limited to investments in structured securities collateralized by senior tranches of residential mortgage loans with this exposure. We also have a partnership interest in two funds that own securities backed by Alt-A home equity, subprime first-lien and adjustable rate mortgage collateral. The funds are reported as securities and indebtedness of related parties in our consolidated balances sheets with a fair value of $26.0 million at September 30, 2013 and $24.2 million at December 31, 2012. We do not own any direct investments in subprime lenders.

Mortgage and Asset-Backed Securities by Collateral Type

	September 30, 2013			December 31, 2012
	Amortized Cost	Carrying Value	Percent of Fixed Maturities	Amortized Cost	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Government agency	$204,969	$217,445	3.6%	$258,461	$285,763	4.6%
Prime	169,305	180,655	3.0	220,925	232,277	3.7
Alt-A	184,464	193,515	3.1	204,712	206,847	3.3
Subprime	28,687	24,947	0.4	12,356	8,912	0.1
Commercial mortgage	407,662	426,370	6.9	463,504	510,819	8.1
Non-mortgage	382,911	389,962	6.3	422,297	430,096	6.9
Total	$1,377,998	$1,432,894	23.3%	$1,582,255	$1,674,714	26.7%

The mortgage and asset-backed securities can be summarized into three broad categories: residential, commercial and other asset-backed securities.

Residential Mortgage-Backed Securities by Collateral Type and Origination Year

	September 30, 2013
	Government & Prime		Alt-A		Total
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2013-2008	$158,375	$164,483	$1,025	$1,038	$159,400	$165,521
2007	33,654	38,148	28,485	27,678	62,139	65,826
2006	23,340	26,552	29,414	31,633	52,754	58,185
2005	13,321	14,596	3,906	4,555	17,227	19,151
2004 and prior	131,740	140,702	86,852	89,757	218,592	230,459
Total	$360,430	$384,481	$149,682	$154,661	$510,112	$539,142

	December 31, 2012
	Government & Prime		Alt-A		Total
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2012-2008	$201,055	$219,120	$1,457	$1,511	$202,512	$220,631
2007	30,133	33,293	28,154	27,018	58,287	60,311
2006	25,436	27,680	28,090	28,635	53,526	56,315
2005	16,976	18,757	4,110	4,679	21,086	23,436
2004 and prior	200,394	214,138	97,150	99,351	297,544	313,489
Total	$473,994	$512,988	$158,961	$161,194	$632,955	$674,182

Residential Mortgage-Backed Securities by NAIC Designation and Equivalent Rating

		September 30, 2013		December 31, 2012
NAIC Designation	Equivalent Rating	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$486,310	90.2%	$618,541	91.7%
2	BBB	14,061	2.6	12,763	1.9
3	BB	22,322	4.1	21,255	3.2
4	B	16,449	3.1	11,356	1.7
5	CCC	—	—	10,267	1.5
	Total	$539,142	100.0%	$674,182	100.0%

Commercial Mortgage-Backed Securities by Origination Year

	September 30, 2013		December 31, 2012
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2013	$14,192	12,742	$—	—
2011	88,486	93,002	88,483	101,251
2010	5,000	5,324	15,206	16,042
2009	17,427	19,963	20,049	24,445
2008 and prior	282,557	295,339	339,766	369,081
Total	$407,662	$426,370	$463,504	$510,819

Commercial Mortgage-Backed Securities by NAIC Designation and Equivalent Rating

		September 30, 2013		December 31, 2012
NAIC Designation	Equivalent Rating	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	GNMA	$206,677	48.5%	$223,311	43.7%
1	FNMA	14,115	3.3	15,272	3.0
1	AAA, AA, A
	Generic	97,797	23.0	146,143	28.6
	Super Senior	54,150	12.7	70,519	13.8
	Mezzanine	17,962	4.2	18,043	3.5
	Junior	20,555	4.8	20,398	4.0
	Total AAA, AA, A	190,464	44.7	255,103	49.9
2	BBB	5,973	1.4	6,348	1.3
3	BB	7,025	1.6	7,863	1.5
4	B	2,116	0.5	2,922	0.6
	Total	$426,370	100.0%	$510,819	100.0%

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

The AAA, AA and A rated commercial mortgage-backed securities are broken down into categories based on subordination levels. Rating agencies disclose subordination levels, which measure the amount of credit support that the bonds (or tranches) have from subordinated bonds (or tranches). Generic is a term used for securities issued prior to 2005. The super senior securities have subordination levels greater than 27%, the mezzanine securities have subordination levels in the 17% to 27% range and the junior securities have subordination levels in the 9% to 16% range. Also included in the commercial mortgage-backed securities are military housing bonds totaling $88.8 million at September 30, 2013 and $95.1 million at December 31, 2012. These bonds are used to fund the construction of multi-family homes on United States military bases. The bonds are backed by a first mortgage lien on residential military housing projects.

Other Asset-Backed Securities by Collateral Type and Origination Year

	September 30, 2013
	Government & Prime		Alt-A		Subprime		Non-Mortgage		Total
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2013	$—	$—	$—	$—	$—	$—	$56,422	$56,071	$56,422	$56,071
2012	—	—	—	—	—	—	145,507	147,967	145,507	147,967
2011	—	—	—	—	—	—	47,417	49,159	47,417	49,159
2010	—	—	—	—	—	—	9,806	9,873	9,806	9,873
2008 and prior	13,844	13,619	34,782	38,854	28,687	24,947	123,759	126,892	201,072	204,312
Total	$13,844	$13,619	$34,782	$38,854	$28,687	$24,947	$382,911	$389,962	$460,224	$467,382

Other Asset-Backed Securities by Collateral Type and Origination Year

	December 31, 2012
	Government & Prime		Alt-A		Subprime		Non-Mortgage		Total
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2012	$—	$—	$—	$—	$—	$—	$149,056	$152,723	$47,781	$152,723
2011	—	—	—	—	—	—	47,781	49,416	47,781	49,416
2010	—	—	—	—	—	—	63,316	63,640	63,316	63,640
2009	—	—	—	—	—	—	2,889	2,888	2,889	2,888
2008 and prior	5,392	5,052	45,751	45,653	12,356	8,912	159,255	161,429	222,754	221,046
Total	$5,392	$5,052	$45,751	$45,653	$12,356	$8,912	$422,297	$430,096	$485,796	$489,713

Other Asset-Backed Securities by NAIC Designation and Equivalent Rating

		September 30, 2013		December 31, 2012
NAIC Designation	Equivalent Ratings	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$414,828	88.8%	$434,160	88.7%
2	BBB	14,587	3.1	21,238	4.3
3	BB	2,235	0.5	5,588	1.1
4	B	7,795	1.7	11,041	2.3
5	CCC	16,570	3.5	6,825	1.4
6	In or near default	11,367	2.4	10,861	2.2
	Total	$467,382	100.0%	$489,713	100.0%

State, Municipal and Other Government Securities

State, municipal and other government securities totaled $1.3 billion, or 21.7% of total fixed maturities at September 30, 2013, and include investments in general obligation, revenue and municipal housing bonds. Our investment strategy is to utilize municipal bonds in addition to corporate bonds, as we believe they provide additional diversification and have historically low default rates compared with similarly rated corporate bonds. We evaluate the credit strength of the underlying issues on both a quantitative and qualitative basis, excluding insurance, prior to acquisition. The majority of the municipal bonds we hold are investment grade credits without consideration of insurance. Our municipal bonds are well diversified by type and geography with the top exposure being water and sewer revenue bonds. We do not hold direct obligations of the City of Detroit, which filed for bankruptcy protection during July 2013. Exposure to the state of Illinois and municipalities within the state accounted for 1.58% of our total invested assets at September 30, 2013. As of September 30, Illinois related holdings held in the portfolio were A-rated or above, and were trading at 102.9% of amortized cost. Our municipal bond exposure had an average rating of AA and was trading at 103.6% of amortized cost at September 30, 2013.

Equity Securities

Equity securities totaled $87.4 million at September 30, 2013 and $86.3 million at December 31, 2012. Gross unrealized gains totaled $3.4 million and gross unrealized losses totaled $1.8 million at September 30, 2013. At December 31, 2012, gross unrealized gains totaled $4.8 million and gross unrealized losses totaled $0.7 million on these securities. The unrealized losses are primarily attributable to nonredeemable perpetual preferred securities from issuers in the financial sector. See Note 2 to our consolidated financial statements for further discussion regarding our analysis of unrealized losses related to these securities.

Mortgage Loans

Mortgage loans totaled $573.4 million at September 30, 2013 and $554.8 million at December 31, 2012. Our mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. The total number of commercial mortgage loans outstanding was 143 at September 30, 2013 and 142 at December 31, 2012. In 2013, new loans ranged from $1.9 million to $9.3 million in size, with an average loan size of $4.3 million, and an average loan term of 14 years and an average yield of 4.33%. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. The majority of our mortgage loans amortize principal, with 4.9% that are interest only loans at September 30, 2013. At September 30, 2013, the average loan-to-value of the current outstanding principal balance using the most recent appraised value was 55.2% and the weighted average debt service coverage ratio was 1.5 based on the results of our 2012 annual study. See Note 2 to our consolidated financial statements for further discussion regarding our mortgage loans.

Asset-Liability Management

Our asset-liability management program includes (i) designing and developing products that encourage persistency and help ensure targeted spreads are earned and, as a result, create a stable liability structure, and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of our insurance liabilities. The weighted average life of the fixed maturity and mortgage loan portfolio based on fair values was approximately 10.3 years at September 30, 2013 and 9.4 years at December 31, 2012. The effective duration of the fixed maturity and mortgage loan portfolios backing our annuity products was 5.9 at September 30, 2013 and 5.5 at December 31, 2012. The effective duration of our annuity liabilities was approximately 6.2 at September 30, 2013 and 6.5 at December 31, 2012. While it can be difficult to maintain asset and liability durations that are closely matched in a dynamic environment, we have identified various strategies that can be implemented if duration mismatches exceed acceptable tolerances.

Other Assets

Deferred acquisition costs increased 55.9% to $318.6 million at September 30, 2013, primarily due to the reduced impact of the change in unrealized appreciation/depreciation on fixed maturity securities. The impact of unrealized appreciation/depreciation on fixed maturity securities decreased deferred acquisition costs $67.2 million at September 30, 2013 and $172.3 million at December 31, 2012. Assets held in separate accounts increased 7.5% to $665.3 million primarily due to the market performance on the underlying investment portfolios. Securities and indebtedness of related parties increased 20.4% to $121.2 million primarily due to additional investments made in equity investees specializing in low income housing. Cash and cash equivalents decreased 92.2% to $6.1 million primarily due to the capital deployment actions in the current quarter.

Liabilities

Future policy benefits increased 4.5% to $5,757.7 million at September 30, 2013 primarily due to an increase in the volume of annuity and life business in force. Liabilities related to separate accounts increased 7.5% to $665.3 million primarily due to the impact of changes in market performance. Deferred income taxes decreased 40.7% to $123.6 million primarily due to the tax impact of the change in unrealized appreciation/depreciation on investments.

As discussed in Note 6 to our consolidated financial statements, during September 2013, we redeemed our $50.0 million long-term debt payable to affiliates and received a $25.0 million advance from the Federal Home Loan Bank.

Stockholders' Equity

As discussed in Note 7 to our consolidated financial statements, during the third quarter stockholders' equity was impacted by several capital deployment actions including a 36 percent increase in the quarterly cash dividend to $0.15 per share, a special cash dividend of $2.00 per share on Class A and Class B common stock, a repurchase of 1,023,948 shares of Class B common stock and the repayment of $50.0 million of affiliate debt.

Our stockholders' equity decreased 14.5% to $1,036.6 million at September 30, 2013, compared to $1,212.2 million at December 31, 2012, primarily due to the change in unrealized appreciation of fixed maturity securities during the period, cash dividends and stock repurchases, partially offset by net income.

At September 30, 2013, FBL's common stockholders' equity was $1,033.6 million, or $41.82 per share, compared to $1,209.2 million or $47.47 per share at December 31, 2012. Included in stockholders' equity per common share is $5.48 at September 30, 2013 and $11.38 at December 31, 2012 attributable to accumulated other comprehensive income.

Liquidity and Capital Resources

Cash Flows

During 2013, our operating activities generated cash flows totaling $128.3 million consisting of net income of $81.5 million adjusted for non-cash operating revenues and expenses netting to $46.8 million. We used cash of $237.1 million in our investing activities during the 2013 period. The primary uses were $905.6 million of investment acquisitions, mostly in fixed maturity securities, partially offset by $658.4 million in sales, maturities and repayments of investments. Our financing activities provided cash of $36.8 million during the 2013 period. The primary financing source was $453.8 million in receipts from interest sensitive products credited to policyholder account balances, which was partially offset by $288.1 million for return of policyholder account balances on interest sensitive products. Also, we used $44.8 million for the net repurchase of common stock and $50.0 million for repayment of long-term debt, partially offset by $25.0 million from issuance of short-term debt.

Sources and Uses of Capital Resources

Parent company cash inflows from operations consist primarily of (i) fees that it charges the various subsidiaries and affiliates for management of their operations, (ii) expense reimbursements and tax settlements from subsidiaries and affiliates, (iii) proceeds from the exercise of employee stock options, (iv) proceeds from borrowings, (v) investment income and (vi) dividends from subsidiaries, if declared and paid. Revenue sources for the parent company during the quarter ended September 30, 2013 included management fees from subsidiaries and affiliates of $2.9 million. Cash outflows are principally for salaries, taxes and other expenses related to providing these management services, dividends on outstanding stock, stock repurchases, interest and principal repayments on our parent company debt and capital contributions to subsidiaries.

During the third quarter of 2013, we took several steps to utilize excess capital, including a 36 percent increase in the quarterly cash dividend to $0.15 per share, a special cash dividend of $2.00 per share on Class A and Class B common stock, a tender offer for 99 percent of its Class B common shares and the repayment of $50.0 million of affiliate debt. The tender offer resulted in repurchase of 1,023,948 Class B common shares for $46.4 million. These transactions were funded with available cash resources at the parent company and a $120.0 million dividend from Farm Bureau Life.

During 2011 and 2012, the Board of Directors approved plans to repurchase up to $230.0 million of our Class A common stock. These repurchase plans authorize us to make repurchases in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. Under these plans, we repurchased 363,430 shares for $14.2 million during the first nine months of 2013 including 3,004 shares for $0.1 million during the third quarter. At September 30, 2013, $20.3 million remains available for repurchase under these plans. Completion of the program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

Interest payments on our debt totaled $5.9 million for the nine months ended September 30, 2013 and $9.4 million for the 2012 period. In September 2013, we redeemed our remaining $50.0 million in Senior Notes with affiliates. In January 2012, we redeemed $175.0 million of Senior Notes with non-affiliates with funds from two irrevocable debt defeasance trusts. The 2012 interest payments include $3.5 million from the debt defeasance trusts for the Senior Notes redeemed in 2012. Interest payments on our debt outstanding at September 30, 2013 are estimated to be $1.2 million for the remainder of 2013.

Farm Bureau Life's cash inflows primarily consist of premium income, deposits to policyholder account balances, income from investments, sales, maturities and calls of investments and repayments of investment principal. Farm Bureau Life's cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, current operating expenses and dividends. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. Continuing operations and financing activities from Farm Bureau Life relating to interest sensitive products provided funds totaling $316.8 million for the nine months ended September 30, 2013 and $414.0 million for the 2012 period.

Farm Bureau Life's ability to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. Due to the $120.0 million extraordinary dividend paid by Farm Bureau

Life to FBL Financial Group, Inc. during the third quarter of 2013, any further dividend payments for 2013 would require approval of the Iowa Insurance Division.

We paid regular cash dividends on our common and preferred stock during the nine-month period totaling $9.6 million in 2013 and $8.5 million in 2012. In addition, we paid a special $2.00 per common share cash dividend on September 13, 2013 of $51.4 million. The level of common stock dividends are analyzed quarterly and are dependent upon our capital and liquidity positions. The parent company expects to have sufficient resources and cash flows to meet its interest and dividend payments throughout 2013. The parent company had available cash and investments totaling $81.0 million at September 30, 2013. FBL Financial Group, Inc. expects to rely on available cash resources and management fee income to make dividend payments to its stockholders and interest payments on its debt. We had no material commitments for capital expenditures as of September 30, 2013.

We manage the amount of capital held by our insurance subsidiaries to ensure we meet regulatory requirements. The primary regulatory capital measure is risk-based capital (“RBC”) as developed by the National Association of Insurance Commissioners and adopted by our state of domicile. As of September 30, 2013, we estimate Farm Bureau Life's company action level risk based capital ratio to be 450%, which exceeds all regulatory standards.

On a consolidated basis, we anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. However, there can be no assurance that future experience regarding benefits and surrenders will be similar to historic experience since benefits and surrender levels are influenced by such factors as the interest rate environment, our financial strength ratings, the economy and other factors that impact policyholder behavior. Our investment portfolio at September 30, 2013, included $55.1 million of short-term investments, $6.1 million of cash and cash equivalents and $481.3 million in carrying value of U.S. Government and U.S. Government agency-backed securities that could be readily converted to cash at or near carrying value. Farm Bureau Life is also a member of the FHLB, which provides a source for additional liquidity, if needed. This membership allows us to utilize fixed or floating rate advances offered by the FHLB and secured by qualifying collateral. Our total capacity to utilize such advances is impacted by multiple factors including the market value of eligible collateral, level of statutory admitted assets and excess reserves, and our willingness or capacity to hold activity-based FHLB common stock.

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

Our internal control over financial reporting changes from time-to-time as we modify and enhance our systems and processes to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. Any significant changes in controls are evaluated prior to implementation to help ensure the continued effectiveness of our internal controls and internal control environment. While changes have taken place in our internal controls during the quarter ended September 30, 2013, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

The following table sets forth issuer purchases of equity securities for the quarter ended September 30, 2013.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 through July 31, 2013	—	$—	—	$20,440,824
August 1, 2013 through August 31, 2013	3,004	45.76	3,004	$20,303,361
September 1, 2013 through September 30, 2013	—	—	—	$20,303,361
Total	3,004	$45.76

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

As discussed in Note 7 to our consolidated financial statements, on August 26, 2013, we announced a tender offer for 99% of our non-registered Class B common shares outstanding. We executed the tender offer on September 27, 2013 and repurchased 1,023,948 shares at $45.33 per share for a total cost of $46.4 million. No further repurchases of Class B common stock are authorized at this time.

ITEM 6. EXHIBITS

(a) Exhibits:

10.1+*	Executive Salary and Bonus Deferred Compensation Plan as amended through August 21, 2013
10.2+*	Cash-Based Restricted Stock Unit Plan as amended through August 21, 2013
31.1+	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101+#
Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language) from FBL Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 as follows: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Financial Statements

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

Date: October 31, 2013

FBL FINANCIAL GROUP, INC.

By	/s/ James P. Brannen
James P. Brannen
Chief Executive Officer (Principal Executive Officer)

By	/s/ Donald J. Seibel
Donald J. Seibel
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)