Form 10-K
period 2013-12-31
FBL FINANCIAL GROUP INC
filed 2014-02-20
CIK 1012771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
(Mark one)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of June 30, 2013, the aggregate market value of the registrant's Class A and B Common Stock held by non-affiliates of the registrant was $416,478,677 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:
Title of each class	Outstanding at February 18, 2014
Class A Common Stock, without par value	24,787,511
Class B Common Stock, without par value	11,413
DOCUMENTS INCORPORATED BY REFERENCE
Document	Parts Into Which Incorporated
Proxy statement for annual shareholders meeting on May 22, 2014	Part III

(This page has been left blank intentionally.)

FBL FINANCIAL GROUP, INC.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2013

PART I.
	Cautionary Statement Regarding Forward Looking Information	1
Item 1.	Business	2
Item 1A.	Risk Factors	13
Item 1B.	Unresolved Staff Comments	20
Item 2.	Properties	20
Item 3.	Legal Proceedings	20
Item 4.	Mine and Safety Procedures	20

PART II.
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	21
Item 6.	Selected Consolidated Financial Data	24
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	57
Item 8.	Consolidated Financial Statements and Supplementary Data	58
	Management's Report on Internal Control Over Financial Reporting	58
	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	58
	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	59
	Consolidated Balance Sheets	60
	Consolidated Statements of Operations	62
	Consolidated Statements of Comprehensive Income	63
	Consolidated Statements of Changes in Stockholders' Equity	63
	Consolidated Statements of Cash Flows	64
	Notes to Consolidated Financial Statements	66
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	116
Item 9A.	Controls and Procedures	116
Item 9B.	Other Information	116

PART III.

The information required by Items 10 through 14 is incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2013.

PART IV.
Item 15.	Exhibits and Financial Statement Schedules	117

	SIGNATURES	119

	Report of Independent Registered Public Accounting Firm on Schedules	120
	Schedule I - Summary of Investments - Other than Investments in Related Parties	121
	Schedule II - Condensed Financial Information of Registrant	122
	Schedule III - Supplementary Insurance Information	126
	Schedule IV - Reinsurance	128

(This page has been left blank intentionally.)

Cautionary Statement Regarding Forward Looking Information

This Form 10-K includes statements relating to anticipated financial performance, business prospects, new products and similar matters. These statements and others, which include words such as "expect," "anticipate," "believe," "intend" and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. A variety of factors could cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include but are not limited to the following.

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

•	Our investment portfolio is subject to credit quality risks that may diminish the value of our invested assets and affect our profitability and reported book value per share.

•	Changing interest rates, market volatility and general economic conditions affect the risks and the returns on both our products and our investment portfolio.

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

•	A significant ratings downgrade may have a material adverse effect on our business.

•	All segments of our business are highly regulated and these regulations or changes in them could affect our profitability.

•	An inability to access Federal Home Loan Bank funding could adversely affect our profitability.

•
Actual experience which differs from our assumptions regarding future persistency, mortality and interest rates used in pricing our products and calculating reserve amounts and deferred acquisition costs could have a material adverse impact on our financial results.

•	We may be required to accelerate the amortization of deferred acquisition costs, which could adversely affect our results of operations or financial condition.

•
Our earnings are influenced by our claims experience, which is difficult to estimate for future periods. If our future claims experience does not match our pricing assumptions or past results, our earnings could be materially adversely affected.

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

See Part 1A, Risk Factors, for additional information.

PART I

ITEM 1. BUSINESS

General

FBL Financial Group, Inc. (we or the Company) sells individual life insurance and annuity products principally under the consumer brand name Farm Bureau Financial Services. This brand identity is represented by the distribution channel of our subsidiary Farm Bureau Life Insurance Company (Farm Bureau Life). In addition, in the state of Colorado, we offer life and annuity products through Greenfields Life Insurance Company (Greenfields Life). As of December 31, 2013, these distribution channels consisted of 1,801 exclusive agents and agency managers. These agents and agency managers sell our products in the Midwestern and Western sections of the United States.

FBL Financial Group, Inc. was incorporated in Iowa in October 1993. Its life insurance subsidiary, Farm Bureau Life, began operations in 1945 and Greenfields Life, a subsidiary of Farm Bureau Life, was launched in early 2013. Several other subsidiaries support various functional areas and affiliates by providing investment advisory and marketing and distribution services. In addition, we manage all aspects of two Farm Bureau affiliated property-casualty insurance companies (Farm Bureau Property & Casualty Insurance Company and Western Agricultural Insurance Company) which operate predominately in eight states in the Midwest and West.

FBL Financial Group, Inc. Business and Distribution Channels

FBL Financial Group, Inc.

COMPANY	Farm Bureau Life Insurance Company	Greenfields Life Insurance Company	Farm Bureau Property & Casualty Insurance Company and Western Agricultural Insurance Company
RELATIONSHIP	Wholly-owned subsidiary	Subsidiary of Farm Bureau Life	Managed by FBL Financial Group. Underwriting results do not impact FBL Financial Group's results
BRAND
DISTRIBUTION	1,793 exclusive Farm Bureau agents and agency managers	New company in 2013; 8 exclusive agents and agency managers	1,121 exclusive Farm Bureau agents and agency managers (included under the 1,793 Farm Bureau Life agents)
PRODUCTS	A comprehensive line of life insurance, annuity and investment products	A comprehensive line of life insurance, annuity and investment products	A full line of personal and commercial property-casualty insurance products
TERRITORY	14 Midwestern and Western states	Colorado	Arizona, Iowa, Kansas, Minnesota, Nebraska, New Mexico, South Dakota and Utah

Investor information, including electronic versions of periodic reports filed on Forms 10-K, 10-Q and 8-K, and proxy material, are available free of charge through the Investor Relations section of our website at www.fblfinancial.com. These documents are posted to our website immediately after they are filed. Also available on our website are many corporate governance documents including a code of ethics for the Chief Executive Officer and senior financial officers, committee charters, corporate governance guidelines, director profiles and more. Product information may be found on our consumer websites, www.fbfs.com and www.greenfieldslife.com.

Business Strategy

Our core business strategies leverage areas where we have competitive advantages. Our exclusive agent distribution channel enables deep customer engagement and long-term customer relationships. We benefit from close ties to the unique needs of the agricultural market and affinity with the Farm Bureau brand, and our cross-sell culture results in industry leading cross-sell rates.

Our 1,801 agents are multi-line agents who sell both property-casualty insurance products and life insurance and investment products. Having multi-line agents enhances our ability to develop a more comprehensive relationship with our customers and increases our ability to cross-sell our life insurance and annuity products to the pool of Farm Bureau property-casualty customers.

Our multi-line exclusive agent distribution channel is our foundation and we are defined by our service to the Farm Bureau niche marketplace. We capitalize on the Farm Bureau brand to grow our business and build upon our agricultural and rural market leadership. We focus on needs-based selling and have a broad portfolio of life insurance and annuity products so that we have products available to satisfy the needs of our agents and customers.

Because of their multi-line nature, our agents focus on cross-selling life insurance products to customers who already own a property-casualty policy issued by our property-casualty company partners. For example, in the eight-state region where we manage the affiliated property-casualty insurance companies and related field force (Arizona, Iowa, Kansas, Minnesota, Nebraska, New Mexico, South Dakota and Utah), 24% of our property-casualty policyholders also own a Farm Bureau Life annuity or life product. We are considered among the best-in-industry in cross-sell rates. This percentage is and has historically been higher than the industry average for multi-line exclusive agents, which is 12% according to the most recent research by Life Insurance and Market Research Association (LIMRA). We believe there is further opportunity for growth from cross-selling as 71% of the Farm Bureau members in the eight-state region have a Farm Bureau property-casualty insurance product, while only 21% of Farm Bureau members in the eight-state region have a life insurance product with us.

We provide our agents with sales materials, the necessary training and a high level of sales support. In addition, throughout our marketing territory, certain agents are life and investment specialists who work as a resource to help their fellow agents with cross-selling techniques and client needs analysis.

Our sales model is designed so that our agents act like entrepreneurial business owners with a retail financial services business. Under this model our agents have sales and service associates who assist them and provide a variety of support for insurance sales and clients.

While we underwrite the majority of the products available for sale by our agents, we broker products sold by other carriers when we do not have the expertise, ratings or scale to compete efficiently in the marketplace. Examples of brokered products include variable products, long-term care insurance, health insurance and last survivor life policies. We earn fees from the sale of brokered products, a portion of which is passed on to the agents as commissions for the underlying sales.

Our growth has been augmented by our long and successful history of being a consolidator among Farm Bureau affiliated insurance companies. This has allowed us to grow to the operation we are today. While we believe further consolidation makes sense, this is a long-term strategy. By focusing on maintaining solid relationships with the leaders of these companies and the Farm Bureau organizations, we are prepared to react when opportunities arise.

Marketing and Distribution

Market Area

Sales through our distribution channels are currently conducted in 15 states which we characterize as follows: multi-line states (we own the Farm Bureau affiliated life company and manage the Farm Bureau affiliated property-casualty companies) - Arizona, Iowa, Kansas, Minnesota, Nebraska, New Mexico, South Dakota and Utah; and life partner states (we own the Farm Bureau affiliated life company and non-owned/non-managed Farm Bureau affiliated property-casualty companies manage the exclusive multi-line agents) - Colorado, Idaho, Montana, North Dakota, Oklahoma, Wisconsin and Wyoming.

Our target market is Farm Bureau members and "Middle America." We traditionally have been very strong in rural and small town markets and also have a presence in many small and mid-metro markets. This target market represents a relatively financially conservative and stable customer base. The financial needs of our target market tend to focus on security, insurance needs and retirement savings.

Affiliation with Farm Bureau

Many of our customers are members of Farm Bureau organizations affiliated with the American Farm Bureau Federation (American Farm Bureau). The American Farm Bureau is the nation's largest grassroots farm and ranch organization and has a current membership of 6.1 million member families. In order to market insurance products in a given state using the "Farm Bureau" and "FB" designations, related trademarks and service marks, a company must have an agreement with the state's Farm Bureau organization. Generally, these marketing rights have only been granted to companies owned by or closely affiliated with Farm Bureau organizations. For each of the states in our Farm Bureau marketing territory, we have the right to use the "Farm Bureau" name and "FB" logo for marketing life insurance and investment products.

All of the state Farm Bureau organizations in our marketing area are associated with the American Farm Bureau. The primary goal of the American Farm Bureau is to be the unified national voice of agriculture, working through its grassroots organization to enhance and strengthen the lives of rural Americans and to build strong, prosperous agricultural communities. There are currently Farm Bureau organizations in all 50 states and Puerto Rico, each with their own distinctive mission and goals. Within each state, Farm Bureau is organized at the county level. Farm Bureau programs include policy development, government relations activities, leadership development and training, communications, market education classes, commodity conferences and young farmer activities. Member services provided by Farm Bureau vary by state but often include programs such as risk management, alternative energy development and guidance on enhancing profitability. Other benefits of membership include newspaper and magazine subscriptions, as well as savings in areas such as health care, entertainment and automobile rebates. In addition, members have access to accidental death insurance, banking services, credit card programs, computerized farm accounting services, electronic information networks, feeder cattle procurement services, health care insurance, property-casualty insurance and financial services.

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

We have royalty agreements with each state Farm Bureau organization in our Farm Bureau marketing territory giving us the right to use the Farm Bureau and FB designations in that particular state. Each state Farm Bureau organization in our Farm Bureau territory could terminate our right to use the Farm Bureau designations in that particular state without cause at the conclusion of the royalty agreements. The royalties paid to a particular state Farm Bureau organization are based on the sale of our products in the respective state. For 2013, royalty expense totaled approximately $2.3 million.

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

We have service agreements with all of our property-casualty company partners in our marketing area, pursuant to which the property-casualty companies provide certain services, which include recruiting and training the shared agency force that sells both property-casualty products for that company and life products for us. The service agreements have expiration dates through December 31, 2022. In 2013, we paid $9.7 million for the services provided under these agreements.

Our Advisory Committee, which consists of executives of the property-casualty insurance company partners in our marketing territory, assists us in our relationships with the property-casualty organizations and the Farm Bureau organization leaders in their respective states. The Advisory Committee meets on a regular basis to coordinate efforts and issues involving the agency force and other matters. The Advisory Committee is an important contributor to our success in marketing products through our distribution system.

Royalty and property-casualty agreements vary in term and expiration date as shown below.

Royalty and Property-Casualty Service Agreements by State
State	Property-Casualty Service Agreement Expiration Date	Royalty Agreement Expiration Date	Percent of 2013 First Year Premiums Collected
Iowa	December 31, 2015	December 31, 2033	28.6%
Kansas	December 31, 2015	December 31, 2033	17.0
Wyoming	December 31, 2021	December 31, 2021	8.3
Nebraska	December 31, 2015	December 31, 2033	7.5
Oklahoma	December 31, 2022	December 31, 2022	6.9
Idaho	December 31, 2021	December 31, 2021	5.4
Minnesota	December 31, 2015	December 31, 2033	5.1
Utah	December 31, 2015	December 31, 2033	3.9
New Mexico	December 31, 2015	December 31, 2033	3.4
Montana	December 31, 2021	December 31, 2021	3.2
Arizona	December 31, 2015	December 31, 2033	2.9
South Dakota	December 31, 2015	December 31, 2033	2.9
Wisconsin	December 31, 2020	December 31, 2020	2.3
North Dakota	December 31, 2021	December 31, 2021	1.8
Colorado	December 31, 2021	N/A	0.3
Other	N/A	N/A	0.5
			100.0%

Agency Force

Our agency force is one of our most important competitive advantages. Our priority is to ensure that we have best-in-class distribution systems and support, including agent recruiting and retention, training and leadership.

Our life insurance and annuity products are marketed throughout our marketing territory by our exclusive agents. We have a written contract with each member of our agency force. The contracts cover a number of topics including privacy, compensation payments and reserving our ownership of customer lists.

Sales activities of our agents focus on personal contact and on cross-selling life and annuity products to the existing property-casualty customers. The Farm Bureau name recognition and access to Farm Bureau membership leads to additional customers, cross-selling of additional insurance products and increased retention.

Our agents are independent contractors and exclusive agents. In the multi-line states where we manage the Farm Bureau affiliated property-casualty companies, our agents are supervised by agency managers employed by the property-casualty companies which are under our direction. There are 1,121 agents and managers in our multi-line states. These agents market a full range of our life insurance and annuity products. They also market products for the property-casualty companies that we manage.

In our life partner states, our life insurance and annuity products are marketed by agents that we share with our property-casualty company partners in that state. There are 680 agents and managers in our life partner states. These agents market our life and annuity products and market the property-casualty products of that state's affiliated property-casualty company.

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

In order to further strengthen our distribution, current efforts are focused on making sure we have the systems and technology solutions in place to support our agents' sales and service processes. In addition, in order to increase an agent's opportunity for success, we have changed how we recruit and train new agents.

We have a variety of incentives and recognition programs to focus agents on production of quality life insurance business. Some recognition programs and incentives are jointly conducted with the property-casualty companies. These programs provide significant incentives for the most productive agents. Approximately 18% of our agents and agency managers qualify for our annual incentive trip. Agent recruiting, training, financing and compensation programs are designed to develop a productive agent for the long term. Our four-year agency force retention rate for 2013 was approximately 27%.

Business Segments

We analyze operations by reviewing financial information regarding our primary products that are aggregated into the Annuity and Life Insurance product segments. In addition, our Corporate and Other segment includes various support operations, corporate capital and other product lines that are not currently underwritten by the Company.

See Note 13 to our consolidated financial statements included in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Segment Information" included in Item 7 for additional information regarding our financial results by operating segment. Included in the following discussion of our segments are details regarding premiums. We use premiums collected to measure the productivity of our exclusive agents. Premiums collected is not a measure used in financial statements prepared according to U.S. generally accepted accounting principles (GAAP). Note 13 to our consolidated financial statements also includes a discussion of the most comparable GAAP financial measures and, as applicable, a reconciliation to such GAAP measures.

Annuity Segment

We sell a variety of traditional annuity products through our exclusive agency force. The Annuity segment primarily consists of fixed rate and indexed annuities and supplementary contracts (some of which involve life contingencies). Traditional annuities provide for tax-deferred savings and supplementary contracts provide for the systematic repayment of funds that accumulate interest.

Premiums Collected - Annuity Segment

	Year ended December 31,
	2013	2012	2011
	(Dollars in thousands)
First year - individual	$139,156	$166,230	$216,713
Renewal - individual	111,585	138,191	136,534
Group	8,725	11,923	15,909
Total Annuity	$259,466	$316,344	$369,156

We intentionally decreased the amount of annuity sales beginning in 2012 by suspending sales of certain products and reducing agent commission rates on certain products where it was difficult to achieve profitability targets during this period of low interest rates. We expect modest increases in annuity sales due to the recent rise in market interest rates and a renewed emphasis placed on sales of products with low guaranteed crediting rates. The amount of traditional annuity premiums collected is highly dependent upon the relationship between the current crediting rates on our products and the perceived security of our products compared to those of competing products. Average crediting rates on our individual deferred annuity contracts were 2.97% in 2013, 3.15% in 2012 and 3.36% in 2011. Traditional annuity premiums collected in our Farm Bureau market territory in 2013 were concentrated primarily in the states of Iowa (29%), Kansas (26%) and Wyoming (8%).

Fixed Rate Annuities

We offer annuities that are marketed to individuals in anticipation of retirement. We offer traditional annuities in the form of flexible premium deferred annuities (FPDA) that allow policyholders to make contributions over a number of periods. For traditional annuity products, policyholder account balances are credited interest at rates that we determine. The annuitant may elect to take the proceeds of the annuity either in a single payment or in a series of payments for life, for a fixed number of years, for a fixed amount, or a combination of these options.

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

Approximately 36% of our existing individual traditional annuity business, based on account balances, is held in qualified retirement plans. For the deferred annuity products, to further encourage persistency, a surrender charge is imposed against the policyholders' account balance for early termination of the annuity contract within a specified period after its effective date. The surrender structure varies by product, but typically starts at 6% to 10% and decreases 1% per year until it reaches 0%.

We invest the premiums we receive from fixed rate annuities. The assets reside in our general account. Acquisition costs are paid from the general account as they arise. The difference between the yield we earn on our investment portfolio and the interest we credit on our fixed rate annuities is known as the spread. The spread is a major driver of the profitability for all of our traditional annuity products.

Withdrawal Rates

Withdrawal rates (excluding death benefits) for our individual deferred annuities were 5.1% for 2013, 4.8% for 2012 and 4.6% for 2011. We believe the competitive environment, due to the low level of market interest rates discussed above, has favorably impacted the level of withdrawal rates in these periods.

Interest Crediting Policy

We have a rate setting committee that meets monthly, or more frequently if required, to review and establish current period interest rates based upon existing and anticipated investment opportunities. This applies to new sales and to annuity products after an initial guaranteed period. We examine earnings on assets by portfolio. We then establish rates based on each product's target spread and competitive market conditions at the time. Most of our annuity contracts have guaranteed minimum crediting rates. These rates range from 1.00% to 5.50%, with a weighted average guaranteed crediting rate of 2.55% at December 31,

2013 and 2.59% at December 31, 2012. The weighted average interest rate guarantees on annuity contracts issued during 2013 was 1.00%.

Index Annuities

Our multi-line distribution channel began selling index annuities in late 2012. With an index annuity, the policyholder may choose from a traditional fixed rate strategy or an index strategy, with the underlying index being the S&P 500®. The product requires crediting of interest and a reset of the index annually. The computation of the index credit is based upon either a point-to-point calculation (i.e., the gain in the index from the beginning of the contract year to the next reset date) or a monthly averaging of the index during the period, subject to a cap. This product allows contract holders to transfer funds among the index accounts and a traditional fixed rate strategy at the end of each reset period. It automatically includes a guaranteed lifetime withdrawal benefit rider. If activated by the policyholder, the rider provides a minimum amount that is available for withdrawal at specified withdrawal rates even if the accumulated value goes to zero. There is an additional annual charge for the activated rider.

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

Interest Crediting Rates Compared to Guarantees - Annuity Segment

Liabilities at
December 31, 2013
(Dollars in thousands)
Fixed rate annuities:
Greater than or equal to 100 basis points over guarantee	$762,531
50 basis points to 99 basis points over guarantee	121,229
1 basis point to 49 basis points over guarantee	112,969
At guaranteed rate	1,617,063
Other annuities	45,395
Non-discretionary rate setting products	513,411
Total interest sensitive product liabilities	$3,172,598

In Force - Annuity Segment

	December 31,
	2013	2012	2011
	(Dollars in thousands)
Number of contracts	53,252	53,757	53,894
Interest sensitive reserves	$3,172,598	$3,048,797	$2,812,666
Other insurance reserves	376,879	383,340	378,319

Life Insurance Segment

We sell a variety of traditional and universal life insurance products through our exclusive agency force. The Life Insurance segment consists of whole life, term life and universal life policies. These policies provide benefits upon the death of the insured and may also allow the customer to build cash value on a tax-deferred basis.

Premiums Collected - Life Insurance Segment

	For the year ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Universal life:
First year	$70,470	$30,217	$14,888
Renewal	57,693	51,325	47,311
Total	128,163	81,542	62,199
Participating whole life:
First year	11,909	11,202	11,463
Renewal	96,532	96,738	96,242
Total	108,441	107,940	107,705
Term life and other:
First year	11,352	11,242	11,244
Renewal	79,941	74,292	68,623
Total	91,293	85,534	79,867
Total Life Insurance	327,897	275,016	249,771
Reinsurance ceded	(20,423)	(19,307)	(20,303)
Total Life Insurance, net of reinsurance	$307,474	$255,709	$229,468

Life premiums collected were higher in 2013 and 2012 compared to prior years, reflecting the attractiveness of enhanced universal life and term life product offerings and the strong farm and energy subsectors of the economy in our marketplace, as well as our emphasis on life insurance product sales. Life insurance premiums collected in our market territory in 2013 were concentrated primarily in the states of Iowa (27%), Kansas (15%) and Oklahoma (9%).

Traditional Life Insurance

We offer traditional participating whole life insurance products. Participating whole life insurance provides benefits for the life of the insured. It provides level premiums and a level death benefit and requires payments in excess of mortality costs in early years to offset increasing mortality costs in later years. Under the terms of these policies, policyholders have a right to participate in our surplus to the extent determined by the Board of Directors, generally through annual dividends. Participating business accounted for 34% of life receipts from policyholders during 2013 and represented 13% of life insurance in force at December 31, 2013.

We also market non-participating term insurance policies that provide life insurance protection for a specified period. Term insurance is mortality based and generally has no cash value. However, we also offer a return of premium term product, which returns a percentage of premiums after a set number of years. For a portion of our business, we may change the premium scales at any time but may not increase rates above guaranteed levels.

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

Underwriting

We follow formal underwriting standards and procedures designed to properly assess and quantify life insurance risks before issuing policies to individuals. To implement these procedures, we employ an underwriting staff of 14 underwriters who have an average of 21 years of experience in the insurance industry. Our underwriters review each applicant's application, which is prepared under the supervision of our agents, and any required medical records. We generally employ blood, oral fluid or urine testing (including HIV antibody testing) to provide additional information whenever the applicant is age 18 or older and the face amount is $100,000 or greater. Based on the results of these tests, we may adjust the mortality charge or decline coverage completely. We also have an automated process for handling term policies for ages 18 to 60 with face amounts of $20,000 to $100,000 and whole life policies for ages 18 to 80 with face amounts of $25,000 to $50,000. We use our automated underwriting guidelines to evaluate the medical history provided by the applicant and information received from three service providers. Based on the evaluation against our automated underwriting guidelines, we may adjust the mortality charge or decline coverage. Generally, tobacco use by a life insurance applicant within the preceding one-year period results in a substantially higher mortality charge. In accordance with industry practice, material misrepresentation on a policy application can result in the cancellation of the policy upon the return of any premiums paid.

Interest Crediting and Participating Dividend Policy

The interest crediting policy for our life insurance products is the same as for our traditional annuity products in the Annuity segment. See "Interest Crediting Policy" under the Annuity Segment discussion. We pay dividends, credit interest and determine other nonguaranteed elements on the individual insurance policies depending on the type of product. Some elements, such as dividends, are generally declared for a year at a time. Interest rates and other nonguaranteed elements are determined based on experience as it emerges and with regard to competitive factors. Weighted average contractual credited rates on our universal life contracts were 4.11% in 2013, 4.14% in 2012 and 4.19% in 2011. Our universal life contracts have guaranteed minimum crediting rates that range from 3.00% to 4.50%, with a weighted average guaranteed crediting rate of 3.72% at December 31, 2013 and 3.79% at December 31, 2012.

Interest Crediting Rates of Interest Sensitive Life Products Compared to Guarantees - Life Insurance Segment

Liabilities at
December 31, 2013
(Dollars in thousands)
Discretionary rate setting products with minimum guarantees:
Greater than or equal to 100 basis points over guarantee	$93,743
At guaranteed rate	648,038
Non-discretionary rate setting products	35,790
Total interest sensitive product liabilities	$777,571

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

In Force - Life Insurance Segment

	December 31,
	2013	2012	2011
	(Dollars in thousands, except face amounts in millions)
Number of policies - traditional life	358,924	355,519	352,274
Number of policies - universal life	61,250	59,833	58,115
Face amounts - traditional life	$42,866	$40,333	$38,235
Face amounts - universal life	6,190	5,807	5,482
Traditional insurance reserves	1,679,942	1,615,088	1,549,886
Interest sensitive reserves	777,571	686,067	647,711

Corporate and Other Segment

The Corporate and Other segment includes (i) advisory services for the management of investments and other companies; (ii) marketing and distribution services for the sale of mutual funds and insurance products not issued by us; (iii) leasing services with affiliates; (iv) closed blocks of variable annuity, variable life and accident and health products; (v) interest expense and (vi) investments and related investment income not specifically allocated to our product segments.

We discontinued underwriting new sales of variable products during 2010 and terminated new sales with our variable alliance partners in 2010 and 2011. We continue to receive premiums from sales that occurred prior to this change. Variable premiums collected were $68.3 million in 2013, $73.8 million in 2012 and $79.9 million in 2011. During 2010, we began selling variable products underwritten by a large well-known insurance company with variable product expertise. We earn fees from the sale of brokered products, which are reported as other income. A portion of these revenues are passed on to the agents as commissions for the underlying sales. The decision to discontinue underwriting variable products was made because we lacked the scale necessary to generate acceptable returns and be competitive in this product line over time. The existing in force business remains on our books and we continue to administer this business.

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

Primary Reinsurers as of December 31, 2013

Reinsurer	A.M. Best Rating	Amount of In Force Ceded	Reserve Credit
		(Dollars in millions)
Swiss Re Life & Health America Inc.	A+	$5,497.2	$19.0
RGA Reinsurance Company	A+	4,022.5	26.4
SCOR Global Life USA Reinsurance Company	A	2,519.0	10.9
All other (11 reinsurers)*	A- to A++	1,181.3	6.6
Total		$13,220.0	$62.9

* All other includes Scottish Re, which is not rated by A.M. Best. New business with Scottish Re was terminated in early 2007, following difficulties at that company and related ratings downgrades. As of December 31, 2013, $331.5 million of in force was ceded to Scottish Re. Scottish Re continues to meet its reinsurance obligation with us in a normal fashion.

In addition, we have an annual 100% quota share accidental death reinsurance agreement. Coverage includes all acts of terrorism including those of a nuclear, chemical or biological origin. Coverage is subject to an annual aggregate retention by us of $13.0 million.

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

A.M. Best has 16 financial strength ratings assigned to insurance companies, which currently range from A++ (Superior) to S (Suspended). A.M. Best's long-term credit ratings range from aaa (exceptional) to d (in default). A + or - may be appended to ratings from aa to ccc to indicate relative position within a category. A rating of bbb- or above is considered investment grade. As of the date of this filing, A.M. Best has the life/annuity industry on a stable rating outlook.

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

Regulation

Our insurance subsidiaries are subject to state and federal government regulation in each of the states in which they are authorized to do business. The regulation of insurance companies is vested primarily in state agencies having broad administrative power dealing with all aspects of the insurance business such as agent licensing, policy rates, policy forms, insurer solvency and capital adequacy, and focuses on protecting and balancing the interests of policyholders and the insurance companies. Our variable insurance products, investment advisors, broker/dealer and certain licensed agents are also subject to regulation by the Securities and Exchange Commission (SEC), state securities regulators (in each state where they are authorized to do business) and the Financial Industry Regulatory Authority (FINRA). Our companies are subject to various state corporate statutes, as well as federal statutes and regulations dealing with such matters as taxes, retirement benefits, compliance and fraud and statutes that deal with the companies as employers.

While legislation has been introduced in Congress in the past which could result in the federal government assuming regulation of all or part of the insurance industry, there is currently no pending legislation and no serious effort to bring such legislation forward. In light of ongoing legislative developments, the National Association of Insurance Commissioners (NAIC) and state insurance regulators have begun to focus discussions on increased uniformity of insurance laws and regulations, which involves continuous evaluation of law and regulations, which include some of the following topics: accounting policies and procedures, investments, insurer solvency, insurance holding company regulation, market conduct, reinsurance, risk-adjusted capital guidelines, enterprise risk management, agent and company licensing and new products. We do not believe the adoption of any of the current NAIC initiatives will have a material adverse impact on us; however, we cannot predict the form of any future proposals or regulation.

The Dodd-Frank Act established the Federal Insurance Office (FIO) within the Department of Treasury to collect information about the insurance industry, recommend prudential standards and represent the U.S. in dealings with foreign insurance regulators. The FIO recently released its long overdue report titled "How to Modernize and Improve the System of Insurance Regulation in the United States." The report includes recommendations for changes in several areas, including capital adequacy, safety and soundness, and marketplace regulation. We continue to monitor the activities of the FIO, NAIC and the state insurance regulators.

The Dodd-Frank Act has also resulted in certain insurance companies (but not ours) being designated as non-bank systemically important financial institutions by the Financial Services Oversight Committee, which will result in their capital plans being regulated by both the states and the Federal Reserve. As part of the Dodd-Frank Act, many key rules have yet to be formalized, some of which might have an impact on insurers.

Portions of the Affordable Care Act became effective in 2014, and while the act has a substantial impact on the health insurance and health care industries, it does not directly affect our life insurance and annuity business as we no longer underwrite or administer any health insurance products. The Act will likely have an impact on our exclusive agents as most of our agents sell medical insurance through a brokerage arrangement with third parties. Some of our exclusive agents who have a substantial number of health insurance customers are likely to see some changes in their income in future years, but the nature of any such change is impossible to determine at this time. The Act also applies to us as an employer, but to date, the impact on our organization in this area has been minimal.
Employees

At December 31, 2013, we had 1,589 employees. A majority of our employees, including the executive officers, also provide services to Farm Bureau Property & Casualty Insurance Company and other affiliates pursuant to management agreements. None of our employees are members of a collective bargaining unit.

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

Our results of operations are materially affected by conditions in the economy and financial markets. Slow growth and low market rates continue to challenge the life insurance and annuity industries. While recent economic data indicates growth, future growth could be impacted by U.S. fiscal policies to address significant national budget deficits and debt levels. In the financial markets, strong liquidity, strong corporate profitability and modest economic growth continue to support fundamental credit quality. However, low economic growth and low inflation has restrained interest rates, challenging growth in investment income and resulting in declining portfolio investment yields across the insurance industry.
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
As described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" of this Form 10-K, Farm Bureau Life has historically generated positive cash flow as measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. At December 31, 2013, we believe the probability we would have to sell investments in an unrealized loss position to meet cash flow needs is remote. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition" and Note 2 to our consolidated financial statements included in Item 8 for details regarding the unrealized gains and losses on our fixed maturity securities.
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
We manage our capital level to be consistent with statutory and rating agency requirements. As of December 31, 2013, we estimate that Farm Bureau Life has sufficient capital to meet our rating objectives. However, this capital may not be sufficient if significant future losses are incurred and access to additional capital is limited.

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
Certain market sectors may become dislocated following periods of volatile and illiquid market conditions, as has occurred during the recent financial crisis, increasing the difficulty in valuing certain instruments, as trading has been less frequent and/or market data less observable. As a result, certain valuations require greater estimation and judgment as well as more complex valuation methods. These values may not ultimately be realizable in a market transaction, and such values may change rapidly as market conditions change and valuation assumptions are modified.
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

Our investment portfolio is subject to credit quality risks that may diminish the value of our invested assets and affect our profitability and reported book value per share.

Particularly in the event of a major downturn in economic activity, we are subject to the risk that issuers of fixed maturity securities, other debt securities and commercial mortgage borrowers, will default on principal and interest payments. As of December 31, 2013, we held $6.1 billion of fixed income securities, $0.3 billion of which represented below-investment grade holdings. Of these below-investment grade holdings, 93.2% were acquired as investment grade holdings but, as of December 31, 2013, had been downgraded to below investment grade. An increase in defaults on our fixed maturity securities and commercial mortgage loan portfolios could harm our financial strength and reduce our profitability.

Although we seek to diversify the investment portfolio across multiple asset classes, industries and geographies, the concentration of our investment portfolio in any particular industry, group of related industries or geographic sector could have an adverse effect on our investment portfolios and, consequently, on our results of operations and financial position. As of December 31, 2013, we held $0.4 billion of fixed income securities in European countries, representing 6.9% of our total fixed maturities. Our largest European exposures are in the United Kingdom and the Netherlands, with 44% and 15% of the balance, respectively.

Changing interest rates, market volatility and general economic conditions affect the risks and the returns on both our products and our investment portfolio.

The fair value of our investments and our investment performance, including yields and realization of gains or losses, may vary depending on economic and market conditions. The shape of the yield curve and the level of interest rates can impact the profitability of our products. Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can materially affect the profitability of our products, the fair value of our investments and the reported value of stockholders' equity.
A key component of our financial results is the spread earned (the investment yield we earn less the crediting rates we pay to our policyholders). A narrowing of spreads would adversely affect operating results. Although we have the right to adjust interest crediting rates on a portion of our business in force, changes to crediting rates may not be sufficient to maintain targeted investment spreads in all economic and market environments. Our ability to lower crediting rates is subject to minimum crediting rates filed with and approved by state regulators. In addition, competition and other factors, including the potential for increases in surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid the narrowing of spreads under certain market conditions.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risks of Financial Instruments" for further discussion of our interest rate risk exposure and information regarding our asset-liability management program to help mitigate our exposure to interest rate risk.
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
The amount of dividends we have available to pay our common shareholders is limited to a certain extent by the amount of dividends our primary operating subsidiary, Farm Bureau Life, is able to pay to its parent, FBL Financial Group, Inc. Farm Bureau Life's ability to pay dividends to FBL Financial Group, Inc. is limited by Iowa law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. Further, Farm Bureau Life’s dividends are required to be approved by the Insurance Division, Department of Commerce, State of Iowa (Iowa Insurance Division) if the dividend plus all dividend distributions for the preceding twelve months exceed the greater of 10% of its statutory surplus or its statutory net gain from operations for the 12-month period ended December 31st of the preceding year. At December 31, 2013 Farm Bureau Life’s statutory unassigned surplus was $359.0 million. Due to the $120.0 million extraordinary dividend paid by Farm Bureau Life to FBL Financial Group, Inc. during the third quarter of 2013, we have exceeded the annual approval limit through the third quarter of 2014; accordingly, any dividends made prior to the fourth quarter of 2014 will require approval of the Iowa Insurance Division.

In addition, Farm Bureau Life is subject to the risk-based capital (RBC) requirement of the NAIC set forth in the Risk-Based Capital for Insurers Model Act (the Model Act). The main purpose of the Model Act is to provide insurance regulators a method of measuring the minimum amount of capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. U.S. insurers and reinsurers are required to report the results of their RBC calculations as part of the statutory annual statements filed with state insurance regulatory authorities. State laws specify regulatory actions if an insurer's risk-based capital ratio, a measure of solvency, falls below certain levels. The NAIC has a standard formula for annually assessing RBC based on various risk factors related to an insurance company's capital and surplus, including insurance, business, asset and interest rate risks. The insurance regulators monitor the level of RBC against certain minimums, with an RBC ratio of 200% or lower resulting in an increasing severity of regulatory actions with an RBC ratio of 70% being the point at which the regulators will assume control over the insurance company.

Failure to maintain adequate capital levels could lead to ratings downgrades and liquidity issues which could adversely affect our business and financial condition. Our current capital levels are well above any action level required by insurance company regulation. As of December 31, 2013, our total adjusted capital was $558.4 million, resulting in a RBC ratio of 499%, compared with authorized capital of $111.8 million required for an RBC of 200%.
A significant ratings downgrade may have a material adverse effect on our business.
Ratings are an important factor in establishing the competitive position of insurance companies. If our ratings were lowered, our ability to access reinsurance and market products to new customers could be harmed and existing policyholders might cancel their policies or withdraw the cash values of their policies. These events, in turn, could have a material adverse effect on our financial results and liquidity. Our ratings reflect the agency's opinions as to our financial strength, operating performance and ability to meet obligations to Farm Bureau Life's policyholders. There is no assurance that a rating will remain in effect for any given period of time or that a rating will not be reduced, suspended or withdrawn entirely by the rating agency, if in the rating agency's judgment, circumstances so warrant. See "Item 1. Business - Ratings and Competition" for a summary of our current ratings.
All segments of our business are highly regulated and these regulations or changes in them could affect our profitability.
We are subject to statutes and regulations in various states in which our life subsidiaries operate. Insurance regulation is different in each state, but is similar in that it is intended to provide safeguards for policyholders, agents, insurance companies and their holding companies. State insurance regulators oversee matters relating to the business of life insurance and annuities, such as sales practices, policy forms, claims practices, types and amounts of investments, reserve adequacy, insurer solvency, minimum amounts of capital and surplus, transactions with related parties, changes in control and payment of dividends. They continually examine existing laws and regulations, and may recommend or make changes as they see appropriate.
As noted above, through adoption by law in states where we do business, our life subsidiaries are subject to the NAIC's RBC requirements. These guidelines are used by state insurance regulators as an early warning tool to identify deteriorating or weakly capitalized insurance companies for the purpose of initiating regulatory action. Our life subsidiaries also may be required, under solvency or guarantee laws of most states in which they do business, to pay assessments up to certain prescribed limits to fund policyholder losses or liabilities for insolvent insurance companies.
Although the federal government does not directly regulate the business of insurance, our company is subject to the same federal laws as other corporations, including, but not limited to pension regulation, discrimination, financial services regulation, securities regulation and federal taxation. Any one of these regulatory schemes can significantly affect the insurance business. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies. The Dodd-Frank Act established the Federal Insurance Office within the Department of Treasury to collect information about the insurance industry, recommend prudential standards and represent the U.S. in dealings with foreign insurance regulators. The FIO recently released its long overdue report titled "How to Modernize and Improve the System of Insurance Regulation in the United States." The report includes recommendations for changes in several areas, including capital adequacy, safety and soundness, and marketplace regulation. We continue to monitor the activities of the FIO, NAIC and the state insurance regulators.

The Dodd-Frank Act has also resulted in certain other insurance companies (but not ours) being designated as non-bank systemically important financial institutions by the Financial Services Oversight Committee, which will result in their capital plans being regulated by both the states and the Federal Reserve. As part of the Dodd-Frank Act, many key rules have yet to be formalized, some of which might have an impact on insurers. The regulatory framework at the state and federal level applicable to our insurance products is evolving and could affect the design of our products and our ability to sell certain products. Any changes in these laws and regulations could materially and adversely affect our business, financial condition or results of operations.

Portions of the Affordable Care Act became effective in 2014, and while the act has a substantial impact on the health insurance and health care industries, it does not directly affect our life insurance and annuity business as we no longer underwrite or administer any health insurance products. The Act will likely have an impact on our exclusive agents as most of our agents sell medical insurance through a brokerage arrangement with third parties. Some of our exclusive agents who have a substantial number of health insurance customers are likely to see some changes in their income in future years, but the nature of any such change is impossible to determine at this time. The Act also applies to us as an employer, but to date, the impact on our organization in this area has been minimal.

Exclusive agents who are also registered representatives of our affiliated broker-dealer may be affected by rules required by Dodd-Frank that would create an as-yet undefined fiduciary relationship between the registered representative and their customers. It is too early to tell what effect there will be until the rule making process has been completed.

Our investment management subsidiary is an SEC-registered investment adviser. This entity manages funds primarily for affiliated companies, but also manages funds for a few non-affiliated organizations. It also provides administrative services to our separate accounts, which are registered as investment companies under the Investment Company Act. Our registered separate accounts are themselves highly regulated under the Investment Company Act.

In addition, our broker-dealer subsidiary is registered with the SEC and is subject to regulation under the Exchange Act and various state securities laws, and is a member of and subject to regulation by FINRA. Registered representatives sell variable products and mutual funds through our affiliated broker/dealer and are regulated by FINRA and state securities regulators. We are not aware of any proposed or future legislation or rule making by any regulator that is likely to have a material adverse impact on our financial condition or operational flexibility.

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. From time to time, we are required to adopt new or revised accounting standards. It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our financial condition and results of operations. This includes the current work by accounting standards setting bodies on a project evaluating the accounting for insurance contracts. It is uncertain what the outcome of that project will be or when it will be completed. The impact of accounting pronouncements that have been issued but not yet implemented is discussed in Note 1 to our consolidated financial statements included in Item 8.

An inability to access Federal Home Loan Bank (FHLB) funding could adversely affect our profitability.

The Federal Housing Finance Agency (FHFA) in 2010 issued an Announced Notice of Proposed Rulemaking (ANPR). The purpose of the ANPR is to seek comment on several possible changes to the requirements applicable to members of the FHLB. Any changes to such requirements that eliminate our eligibility for continued FHLB membership or limit our FHLB borrowing capacity could have an adverse effect on us. The FHFA also released an advisory bulletin on the particular risks associated with lending to insurance companies as opposed to banks, which includes standards for evaluating lending to an insurance company member. These standards are broad and raise concerns about the insurance regulatory framework and of FHLB creditor status in the event of insurer insolvency. The recommended standards could result in stricter regulation of, or a reduced incidence of, FHLB-insurer lending. In response to these initiatives, Iowa and certain other states are reviewing amendments to legislation which would alter the status of insurance company collateral used in FHLB loans. Any event that adversely affects FHLB lending to us could have an adverse effect on our profitability.

Actual experience which differs from our assumptions regarding future persistency, mortality and interest rates used in pricing our products and calculating reserve amounts and deferred acquisition costs could have a material adverse impact on our financial results.
The process of pricing products and calculating reserve amounts and deferred acquisition costs for an insurance organization involves the use of a number of assumptions including those related to persistency (how long a contract stays with the company), mortality (the relative incidence of death in a given time) and interest rates (the rates expected to be paid or received on financial instruments, including insurance or investment contracts). Actual results could differ significantly from those assumed. Actual experience which differs from one or more of these assumptions could have a material adverse impact on our results of operations.
We may be required to accelerate the amortization of deferred acquisition costs, which could adversely affect our results of operations or financial condition.
Deferred acquisition costs (DAC) include certain direct costs of successfully acquiring new insurance business, including commissions and other expenses related to the production of new business, to the extent recoverable from future policy revenues and gross profits. Also included are premium bonuses and bonus interest credited to contracts during the first contract year only. We amortize these costs over the expected lives of the contracts. We test the DAC recorded on our consolidated balance sheet to determine if these amounts are recoverable under current assumptions. In addition, we regularly review the estimates and assumptions underlying DAC for those products for which we amortize DAC in proportion to gross profits. Given changes in facts and circumstances, these tests and reviews could lead to reductions in DAC that could have an adverse effect on the results of our operations and our financial condition. Increases in actual or expected future withdrawals or surrenders and investment losses, which are more likely in a severe economic recession, would result in an acceleration of DAC amortization. In addition, significant or sustained equity and bond market declines could result in an acceleration of DAC amortization related to variable annuity and variable universal life contracts.

Our earnings are influenced by our claims experience, which is difficult to estimate for future periods. If our future claims experience does not match our pricing assumptions or past results, our earnings could be materially adversely affected.

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
The annuity and life insurance products that we market generally offer income tax advantages to policyholders as compared to other savings instruments, such as certificates of deposit and taxable bonds. Current federal income tax law allows for the deferral of income tax on the earnings during the accumulation period of certain annuity or insurance policies, as opposed to the current taxation of other savings instruments. In addition, life insurance death benefits are generally exempt from the income tax. Legislation eliminating this tax deferral or tax exemption for death benefits, or changes to reduce the taxation of competing products, could adversely affect our financial position and results of operations.
Congress has from time to time considered legislation that would increase the amount of income tax expense incurred by insurance companies, including proposals to reduce the deduction for dividends received on assets held in separate accounts to support variable products. Reduction or elimination of federal tax credits for low-income housing has also been discussed as a potential means to reduce federal budget deficits. To the extent legislation were enacted that includes either of these items, we would incur additional income tax expense, thereby reducing earnings.
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
Our employees are not subject to employment contracts, except for a retention agreement with our Chief Executive Officer. There can be no certainty regarding the length of time any of our named executive officers will remain with us. To mitigate the risk following the loss of any named executive, we have succession and leadership development plans in place for all executive management positions. Our inability to retain our key employees, or attract and retain additional qualified employees, could materially adversely affect our sales, results of operations and financial condition.
Success of our business depends in part on effective information technology systems and on continuing to develop and implement improvements.
Our business is dependent upon effective technology for interacting with employees, agents, policyholders, vendors, agents, third parties and investors. It is crucial to our business to reach a large number of people and secure, store and provide sizable amounts of information. If we do not maintain adequate systems to reflect technological advancements, we could experience adverse consequences including inadequate pricing, underwriting and reserving decisions, regulatory problems, security breaches or litigation exposure. This could adversely affect our relationships and ability to do business with our clients and make it difficult to attract new customers.
Our business strategy involves providing customers with easy-to-use products and systems to meet their needs, and our information systems require an ongoing commitment of resources to maintain current standards. We are continuously enhancing and updating our systems to keep pace with changes in information processing technology, evolving industry and regulatory standards, threats and customer demands. Our success is dependent on protecting, maintaining and enhancing the effectiveness of existing systems, as well as continuing to buy or build information systems that support our business processes in a cost-effective manner.
A technology failure could occur and potentially disrupt our business, damage our reputation and adversely affect our profitability. Disruptions or breaches could occur as a result of natural disasters, man-made disasters, epidemic/pandemic, industrial accident, blackout, computer virus, criminal activity, technological changes or events, terrorism or other unanticipated events beyond our control. While the company has obtained insurance and has implemented a variety of preventative security measures such as risk management, information protection, disaster recovery and business continuity plans, no predictions of specific scenarios can be made. Unanticipated problems with our systems or recovery plans could have a material adverse impact on our ability to conduct business, our results and financial position.
We face risks relating to litigation, including the costs of such litigation, management distraction and the potential for damage awards, which may adversely impact our business.
We are occasionally involved in litigation, both as a defendant and as a plaintiff. In addition, state regulators such as the Iowa Insurance Division, and federal regulators such as the SEC, FINRA, the Department of Labor and the Internal Revenue Service, regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, tax laws, the Employee Retirement Income Security Act of 1974 and laws governing the activities of broker-dealers. Companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims. Moreover, we are subject to the risks of errors and misconduct by our exclusive agents, such as fraud, non-compliance with policies and recommending transactions that are not suitable. While we are not a party to any lawsuit that we believe will have a material adverse effect on our business, financial condition or results of operations, there can be no assurance that such litigation, or any future litigation, will not have such an effect, whether financially, through distraction of our management or otherwise.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal operations are conducted from property leased from a subsidiary of the Iowa Farm Bureau Federation under a 10 year operating lease that expires in 2021, with automatic five-year extensions unless terminated by one of the parties at least six months prior to the expiration date. Currently, the property leased primarily consists of approximately 156,000 square feet of a 400,000 square foot office building in West Des Moines, Iowa. We consider the current facilities to be adequate for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

Information required for Item 3 is incorporated by reference from the discussion in Note 10 to our consolidated financial statements included in Item 8.

ITEM 4. MINE AND SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Market and Dividend Information

The Class A common stock of FBL Financial Group, Inc. is traded on the New York Stock Exchange under the symbol FFG. The following table sets forth the cash dividends per common share and the high and low prices of FBL Financial Group Class A common stock as reported in the consolidated transaction reporting system for each quarter of 2013 and 2012.

Class A Common Stock Data (per share)	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
2013
High	$39.16	$43.51	$46.28	$46.82
Low	33.25	37.31	42.58	42.49
Dividends declared and paid	0.11	0.11	2.15	0.15
2012
High	$36.65	$33.93	$35.05	$34.59
Low	32.23	24.70	27.60	29.27
Dividends declared and paid	0.10	0.10	0.10	0.10

Special Dividend

On August 21, 2013, the Board of Directors approved a special cash dividend on Class A common stock of $2.00 per share, which was paid on September 13, 2013, to shareholders of record as of September 6, 2013. The aggregate dividend was $51.4 million.

Tender Offer of Class B Shares

There is no established market for purchasing our Class B common stock, although it is convertible upon demand into Class A common stock on a share for share basis. As part of a comprehensive capital management program, the Board of Directors authorized the repurchase of Class B common shares through a tender offer for 99 percent of all Class B shares outstanding. The tender offer was conditioned upon all the Class B shareholders either tendering their shares or converting their shares to Class A. The tender price of $45.33 was based upon the average of the closing price of FBL’s Class A common stock for the seven consecutive business days preceding the tender closing date of September 25, 2013. All Class B shareholders participated with 1,023,948 Class B common shares repurchased for $46.4 million and 105,930 shares of Class B common stock converted to Class A common stock.

Other Information

As of January 17, 2014, there were approximately 5,400 holders of Class A common stock and 21 holders of record of Class B common stock.

Class B common stockholders receive dividends at the same rate as that declared on Class A common stock. We intend to declare regular quarterly cash dividends in the future, subject to the discretion of the Board of Directors, which depends in part upon general business conditions, legal restrictions and other factors the Board of Directors deems relevant. It is anticipated that the quarterly dividend rate for 2014 will increase to $0.35 per share.

For restrictions on dividends, see "Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources" included in Item 7.

Comparison of Five-Year Total Return

	Period Ending
	12/31/2008	12/31/2009		12/31/2010	12/31/2011	12/31/2012	12/31/2013
FBL Financial Group, Inc.	$100.00	$127.04		$198.65	$237.95	$242.32	$335.93
S&P 500 Index	100.00	126.46	79.6	145.51	148.59	172.37	228.19
S&P 500 Life & Health Insurance Index	100.00	115.57		144.76	114.78	131.53	215.02

Source: SNL Financial LC

The performance graph shows a comparison of the cumulative total return over the past five years of our Class A common stock, the S&P 500 Index and the S&P 500 Life and Health Insurance Index. The graph plots the changes in value of an initial $100 investment, assuming reinvestment of dividends.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities for the quarter ended December 31, 2013 and $20.3 million remains to be purchased under the repurchase plan announced on November 15, 2012. The plan authorizes us to make up to $30.0 million in repurchases of Class A common stock in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. Completion of the program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares, if any, that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

	As of or for the year ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands, except per share data)
Consolidated Statement of Income Data
Interest sensitive product charges	$111,575	$101,410	$97,103	$93,881	$88,757
Traditional life insurance premiums	180,944	175,086	168,519	162,056	154,154
Net investment income	370,651	361,324	343,310	324,540	303,486
Realized gains (losses) on investments	13,555	452	(8,296)	11,576	(30,660)
Total revenues	691,231	655,540	618,337	606,342	533,209

Income from continuing operations	108,393	82,796	52,209	80,993	46,285
Income (loss) from discontinued operations	—	(2,939)	(11,464)	34,587	18,375
Net income	$108,393	$79,857	$40,745	$115,580	$64,660

Earnings per common share:
Income from continuing operations	$4.25	$3.01	$1.69	$2.66	$1.54
Income (loss) from discontinued operations	—	(0.11)	(0.37)	1.14	0.61
Earnings per common share	$4.25	$2.90	$1.32	$3.80	$2.15
Earnings per common share - assuming dilution:
Income from continuing operations	$4.21	$2.97	$1.67	$2.63	$1.53
Income (loss) from discontinued operations	—	(0.10)	(0.37)	1.13	0.61
Earnings per common share - assuming dilution	$4.21	$2.87	$1.30	$3.76	$2.14

Cash dividends (1)	$2.5200	$0.4000	$0.2875	$0.2500	$0.3125
Weighted average common shares outstanding - assuming dilution	25,774,415	27,838,548	31,215,023	30,718,616	30,201,476

Consolidated Balance Sheet Data (1)
Total investments	$7,040,002	$7,160,650	$6,397,195	$5,853,341	$5,024,876
Assets held in separate accounts	693,955	618,809	603,903	675,586	630,094
Total assets	8,461,323	8,417,726	8,109,368	15,177,657	14,079,220
Long-term debt	97,000	147,000	146,968	271,168	371,084
Total liabilities	7,416,532	7,205,479	6,906,939	14,132,931	13,325,024
Total stockholders' equity (2)	1,044,791	1,212,247	1,202,429	1,044,725	754,198
Book value per common share (2)	42.08	47.47	39.13	33.66	24.64

Notes to Selected Consolidated Financial Data

(1)	Dividends in 2013 include a special $2.00 per share cash dividend to Class A and B common shareholders.

(2)
Amounts are impacted by accumulated other comprehensive income (loss) totaling $119.1 million in 2013, $289.9 million in 2012, $177.8 million in 2011, $51.6 million in 2010 and ($127.4) million in 2009. These amounts are net of deferred income taxes and other adjustments for assumed changes in deferred acquisition costs, unearned revenue reserve, value of insurance in force acquired and policyholder liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When reading the following Management's Discussion and Analysis of Financial Condition and Results of Operations, please refer to our consolidated financial statements and related notes included in Item 8, "Financial Statements and Supplementary Data," of this report. Unless noted otherwise, all references to FBL Financial Group, Inc. (we or the Company) include all of its direct and indirect subsidiaries, including its insurance subsidiaries Farm Bureau Life Insurance Company (Farm Bureau Life) and Greenfields Life Insurance Company (Greenfields Life).

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

We analyze operations by reviewing financial information regarding our primary products that are aggregated in Annuity and Life Insurance product segments. In addition, our Corporate and Other segment includes various support operations, corporate capital and other product lines that are not currently underwritten by the Company. We analyze our segment results based on pre-tax operating income, which excludes the impact of certain items that are included in net income. See Note 13 to our consolidated financial statements for further information regarding how we define our segments and operating income.

We also include within our analysis “premiums collected” which is not a measure used in financial statements prepared in accordance with GAAP, but is a common industry measure of agent productivity. See Note 13 to our consolidated financial statements for further information regarding this measure and its relationship to GAAP revenues.

On December 30, 2011, we completed the sale of our wholly-owned subsidiary, EquiTrust Life Insurance Company (EquiTrust Life). As a result of the sale, certain lines of business are considered discontinued operations, and unless otherwise indicated, have been removed from the discussion that follows. See Note 15 to our consolidated financial statements for additional information related to the sale.

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

While there were positive economic signs during 2013, the U.S. economy continues to face a number of challenges. Pertinent recent economic events include, but are not limited to the following:

•	Gross Domestic Product increased approximately 1.9% during 2013 based on early estimates.

•	U.S. unemployment remains high at 6.7% through December 2013.

•	Growth in personal income generally remains below average.

•	Based on USDA estimates, U.S. net farm income is forecasted to have grown 15.1% and farm real estate value is forecasted to have grown 7.5% during 2013.

•	The European debt crisis continues to cause intermittent stress within the markets.

•	Continued uncertainty as to actions the United States Congress will take to address the national debt, including potential actions to change the tax advantages of life insurance.

An increase in market interest rates during 2013 has reduced the fair value of our fixed maturity investment portfolio. The benchmark 10-year U.S. Treasury yield rose during 2013, while credit spreads decreased. Strong liquidity and favorable corporate profitability continue to support fundamental credit quality. In the securitized markets, spreads on agency residential mortgage-backed securities and commercial mortgage-backed securities declined but rose for asset-backed securities. The yield curve remained moderately steep at year end, but low current interest rates create a challenging environment for sales of new money fixed annuity products.

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

Results of Operations for the Three Years Ended December 31, 2013

	Year ended December 31,			Change over prior year
	2013	2012	2011	2013	2012

Pre-tax operating income:
Annuity segment	$63,592	$55,910	$58,263	14%	(4)%
Life Insurance segment	48,814	43,741	50,502	12%	(13)%
Corporate and Other segment	22,172	16,856	2,293	32%	635%
Total pre-tax operating income	134,578	116,507	111,058	16%	5%
Income taxes on operating income	(33,985)	(33,748)	(32,240)	1%	5%
Operating income	100,593	82,759	78,818	22%	5%

Realized gains/losses on investments (1)	8,206	(477)	(5,983)	(1,820)%	(92)%
Change in net unrealized gains/losses on derivatives (1)	(241)	619	932	(139)%	(34)%
Loss on debt redemption (1)	—	(22)	(21,564)	NA	(100)%
Net impact of discontinued operations (1)	—	(2,939)	(11,464)	NA	(74)%
Net income attributable to FBL Financial Group, Inc.	$108,558	$79,940	$40,739	36%	96%

Operating income per common share - assuming dilution	$3.90	$2.97	$2.52	31%	18%

Earnings per common share - assuming dilution:
Continuing operations	$4.21	$2.97	$1.67
Discontinued operations	—	(0.10)	(0.37)
Earnings per common share - assuming dilution	$4.21	$2.87	$1.30

Effective tax rate on operating income	25%	29%	29%

Average invested assets, at amortized cost	$6,723,601	$6,343,284	$5,887,520	6%	8%
Annualized yield on average invested assets	5.74%	5.87%	6.01%
Impact on operating income of unlocking deferred acquisition costs, value of insurance in force acquired and unearned revenue reserve, net of tax	$231	$(3,413)	$(1,201)	(107)%	184%

(1)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred acquisition costs, value of insurance in force acquired and income taxes attributable to these items.

Our operating income increased in 2013, compared to 2012, primarily due to the impact of an increase in the volume of business in force, higher corporate segment net investment income and the impact of unlocking assumptions used in the calculation of amortization of deferred acquisition costs and the value of insurance in force. These increases were partially offset by an increase in death benefits. Operating income increased in 2012, compared to 2011, primarily due to the impact of an increase in the volume of business in force, partially offset by increases in the amortization of deferred acquisition costs and the value of insurance in force. Earnings in 2011benefited from refining actuarial estimates that reduced the value of insurance in force and deferred acquisition costs by $7.4 million.

The increase in operating income during 2013, along with increased realized gains from investment sales and a reduction in losses from discontinued operations, contributed to higher net income compared to 2012. The increase in operating income during 2012, along with a reduction in losses from discontinued operations and the loss on debt redemption, contributed to higher net income compared to 2011.

Earnings per share from continuing operations and operating income per common share benefited from the repurchase of Class A common shares in 2013 and 2012, as well as a tender offer of Class B common shares completed in the third quarter of 2013. Details regarding the share repurchases are included in Note 7 to the consolidated financial statements.

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

Annuity Segment

	Year ended December 31,			Change over prior year
	2013	2012	2011	2013	2012
	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges and other income	$1,236	$790	$666	56%	19%
Net investment income	196,303	191,211	181,974	3%	5%
Total operating revenues	197,539	192,001	182,640	3%	5%

Benefits and expenses:
Interest sensitive product benefits	102,308	102,961	100,487	(1)%	2%
Underwriting, acquisition and insurance expenses:
Commissions net of deferrals	2,554	2,504	3,428	2%	(27)%
Amortization of deferred acquisition costs	9,422	9,327	8,916	1%	5%
Amortization of value of insurance in force	907	2,473	244	(63)%	914%
Other underwriting expenses	18,756	18,826	11,302	—%	67%
Total underwriting, acquisition and insurance expenses	31,639	33,130	23,890	(5)%	39%
Total benefits and expenses	133,947	136,091	124,377	(2)%	9%
Pre-tax operating income	$63,592	$55,910	$58,263	14%	(4)%

Annuity Segment - continued

	Year ended December 31,			Change over prior year
	2013	2012	2011	2013	2012
	(Dollars in thousands)
Other data
Annuity premiums collected, direct	$259,466	$316,344	$369,156	(18)%	(14)%
Policy liabilities and accruals, end of period	3,549,477	3,432,137	3,190,985	3%	8%
Average invested assets, at amortized cost	3,576,316	3,435,090	3,184,619	4%	8%
Investment fee income included in net investment income (1)	5,544	4,355	4,283	27%	2%
Average individual annuity account value	2,399,395	2,260,801	2,078,753	6%	9%

Earned spread on individual annuity products:
Weighted average yield on cash and invested assets	5.83%	6.06%	6.24%
Weighted average interest crediting rate	2.95%	3.15%	3.36%
Spread	2.88%	2.91%	2.88%

Individual annuity withdrawal rate	5.1%	4.8%	4.6%

Impact on pre-tax income of unlocking deferred acquisition costs and value of insurance in force acquired	1,436	234	631	514%	(63)%

(1)	Includes prepayment fee income and net discount of accretion on mortgage and asset-backed securities resulting from changing payment speed assumptions at the end of the period.

Pre-tax operating income for the Annuity segment increased in 2013 and decreased in 2012 compared to prior periods. The increase in 2013 was primarily due to higher spread income earned from an increase in the volume of business in force, higher investment fee income and the impact of unlocking. The decrease in 2012 was primarily due an increase in expense allocations as discussed in the Corporate and Other segment and an increase in the amortization of the value of insurance in force, partially offset by an increase in spread income earned from a larger volume of business in force.

Amortization of deferred acquisition costs and the value of insurance in force changed over the three year period primarily due to changes in actual profits on the underlying business and the impact of unlocking from updating the withdrawal rate and earned spread assumptions within our amortization models. During 2012, the increase to amortization was more significant as a result of adjusting our assumptions based on an analysis of the possible impact of a continued low interest rate environment, as well as the impact of refining our projected credited rate assumption.

The average aggregate account value for individual annuity contracts in force increased in 2013 and 2012 due to continued sales and the crediting of interest. Premiums collected were lower in 2013 and 2012 as we decreased our emphasis on annuity sales and suspended sales of certain products in the third quarter of 2011 due to the low interest rate environment. The amount of traditional annuity premiums collected is highly dependent upon the relationship between the current crediting rate and perceived security of our products compared to those of competing products.

The Annuity segment also includes advances on our funding agreements with the Federal Home Loan Bank (FHLB). Outstanding funding agreements totaled $322.3 million at December 31, 2013, $328.5 million at December 31, 2012 and $268.0 million at December 30, 2011.
The weighted average yield on cash and invested assets for individual annuities decreased in 2013 and 2012 primarily due to lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, compared with the average existing portfolio yield, partially offset by continued higher investment fee income. See the "Financial Condition" section which follows for additional information regarding the yields obtained on investment acquisitions. Decreases in the weighted average interest crediting rates are due to crediting rate actions taken on a significant portion of our annuity portfolio during 2012 and 2011 in response to the declining portfolio yield.

Life Insurance Segment

	Year ended December 31,			Change over prior year
	2013	2012	2011	2013	2012
	(Dollars in thousands)

Operating revenues:
Interest sensitive product charges and other income	$63,871	$54,691	$49,438	17%	11%
Traditional life insurance premiums	180,944	175,086	168,519	3%	4%
Net investment income	140,510	138,076	134,999	2%	2%
Total operating revenues	385,325	367,853	352,956	5%	4%

Benefits and expenses:
Interest sensitive product benefits:
Interest credited	31,329	29,252	29,719	7%	(2)%
Death benefits and other	40,070	33,324	32,645	20%	2%
Total interest sensitive product benefits	71,399	62,576	62,364	14%	—%
Traditional life insurance benefits:
Death benefits	70,705	67,331	69,479	5%	(3)%
Surrender and other benefits	35,118	36,554	35,860	(4)%	2%
Increase in traditional life future policy benefits	54,639	52,395	43,627	4%	20%
Total traditional life insurance benefits	160,462	156,280	148,966	3%	5%
Distributions to participating policyholders	13,319	14,275	17,030	(7)%	(16)%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	20,995	17,476	16,074	20%	9%
Amortization of deferred acquisition costs	15,760	21,216	18,042	(26)%	18%
Amortization of value of insurance in force	1,593	2,984	(4,948)	(47)%	(160)%
Other underwriting expenses	52,983	49,305	44,926	7%	10%
Total underwriting, acquisition and insurance expenses	91,331	90,981	74,094	—%	23%
Total benefits and expenses	336,511	324,112	302,454	4%	7%
Pre-tax operating income	$48,814	$43,741	$50,502	12%	(13)%

Life Insurance Segment - continued

	Year ended December 31,			Change over prior year
	2013	2012	2011	2013	2012
	(Dollars in thousands)
Other data
Life premiums collected, net of reinsurance	$307,474	$255,709	$229,468	20%	11%
Policy liabilities and accruals, end of period	2,454,556	2,301,155	2,197,597	7%	5%
Life insurance in force, end of period	49,055,900	46,139,999	43,717,077	6%	6%
Average invested assets, at amortized cost	2,396,368	2,258,593	2,187,603	6%	3%
Investment fee income included in net investment income (1)	1,854	2,831	548	(35)%	417%
Average interest sensitive life account value	703,538	650,821	631,443	8%	3%

Interest sensitive life insurance spread:
Weighted average yield on cash and invested assets	6.04%	6.36%	6.49%
Weighted average interest crediting rate	4.11%	4.14%	4.19%
Spread	1.93%	2.22%	2.30%

Life insurance lapse and surrender rates	5.5%	6.1%	6.8%

Death benefits, net of reinsurance and reserves released	$72,824	$65,624	$67,284	11%	(2)%
Impact on pre-tax income of unlocking deferred acquisition costs, value of insurance in force acquired and unearned revenue reserve	(595)	(3,762)	(1,554)	(84)%	142%

(1)	Includes prepayment fee income and net discount accretion on mortgage and asset-backed securities resulting from changing payment speed assumptions at the end of the period.

Pre-tax operating income for the Life Insurance segment increased in 2013 and decreased in 2012 compared to prior periods. The increase in 2013 was primarily due to an increase in the volume of business in force and the impact of unlocking, partially offset by increased death benefits. The decrease in 2012 was primarily due to the impact of refinements to valuation estimates during 2011 and an increase in expense allocations as discussed in the Corporate and Other segment, partially offset by increases in the volume of business in force and investment fee income.

Premiums collected were higher in 2013 and 2012 compared to the prior years due to the relative attractiveness of life insurance products. The increased sales activity, along with the overall increase in business in force, is contributing to the increase in revenues and expenses, including non-deferrable underwriting and commission related expenses.

Results for 2013 were favorably impacted by the correction of an immaterial error which increased pre-tax operating earnings by $2.8 million. The error arose and accumulated over several years, with no prior year significantly impacted. As a result of the correction, interest sensitive product charges were increased $6.3 million, interest sensitive death benefits were increased $2.5 million and amortization of deferred acquisition costs was increased $1.0 million. Results for 2012 were negatively impacted by the impact of reserve refinements which increased traditional life future policy benefits $1.8 million as a result of the impact of updates to mortality tables and lapse assumptions. The impact of refining methods and assumptions in 2011 relating to the value of insurance in force, deferred acquisition costs and certain traditional life insurance reserves decreased benefits and expenses $7.4 million.

Unlocking of deferred acquisition costs, value of insurance in force and unearned revenue reserve resulted in an increase in 2013 operating income compared to 2012, and a decrease in 2012 operating income compared to 2011. Unlocking for each year reflected changes in projected policy lapses and mortality assumptions used in the estimate of future expected gross profits. During 2012, we incurred additional amortization through unlocking as a result of our analysis of the impact of a continued low interest rate environment on projected investment and spread income, as well as withdrawal rates.

Death benefits, net of reinsurance and reserves released, increased in 2013 primarily due to an increase in the average size of claims.

The weighted average yield on cash and invested assets for interest sensitive life insurance products decreased in 2013 and 2012 due to lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, compared with the average existing portfolio yield, partially offset by an increase in investment fee income in 2012. See the "Financial Condition" section which follows for additional information regarding the yields obtained on investment acquisitions. Weighted average interest crediting rates on our interest sensitive life insurance products were impacted by crediting rate decreases taken on various products in 2013, 2012 and 2011 in response to the declining portfolio yield, partially offset by sales of products with higher crediting rates.

Corporate and Other Segment

	Year ended December 31,			Change over prior year
	2013	2012	2011	2013	2012
	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges	$46,093	$45,722	$47,283	1%	(3)%
Net investment income	35,843	30,259	25,890	18%	17%
Other income	14,839	17,462	17,407	(15)%	—%
Total operating revenues	96,775	93,443	90,580	4%	3%

Benefits and expenses:
Interest sensitive product benefits	30,183	30,721	29,229	(2)%	5%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	3,861	3,732	4,449	3%	(16)%
Amortization of deferred acquisition costs	5,170	5,326	7,967	(3)%	(33)%
Other underwriting expenses	6,638	6,850	17,846	(3)%	(62)%
Total underwriting, acquisition and insurance expenses	15,669	15,908	30,262	(2)%	(47)%
Interest expense	6,863	7,952	8,532	(14)%	(7)%
Other expenses	18,414	20,513	20,652	(10)%	(1)%
Total benefits and expenses	71,129	75,094	88,675	(5)%	(15)%
	25,646	18,349	1,905	40%	863%
Net (income) loss attributable to noncontrolling interest	165	83	(6)	99%	(1,483)%
Equity income (loss), before tax	(3,639)	(1,576)	394	131%	(500)%
Pre-tax operating income	$22,172	$16,856	$2,293	32%	635%

Corporate and Other Segment - continued

	Year ended December 31,			Change over prior year
	2013	2012	2011	2013	2012
Other data
Average invested assets, at amortized cost	$750,918	$649,602	$515,298	16%	26%
Investment fee income included in net investment income (1)	366	185	372	98%	(50)%
Average interest sensitive life account value	322,344	300,231	269,650	7%	11%

Death benefits, net of reinsurance and reserves released	18,526	20,393	18,823	(9)%	8%
Impact on pre-tax income of unlocking of deferred acquisition costs and unearned revenue reserve	(610)	115	(278)	(630)%	(141)%
Estimated impact on pre-tax income from separate account performance on amortization of deferred acquisition costs	2,630	790	(2,400)	233%	(133)%

(1)	Includes prepayment fee income and net discount accretion on mortgage and asset-backed securities resulting from changing payment speed assumptions at the end of the period.

Pre-tax operating income increased in 2013 and 2012 compared prior years. The increase in 2013 was primarily due to an increase in net investment income, the impact of market performance and profits on amortization of deferred acquisition costs on our variable business and a decrease in death benefits, partially offset by an increase in pre-tax equity loss. The increase in 2012 was primarily due to a reduction in other underwriting expenses allocated to the segment, the impact of market performance and profits on amortization of deferred acquisition costs on our variable business and an increase in net investment income, partially offset by an increase in pre-tax equity loss.

Other underwriting expenses decreased in 2012 due to a reallocation of certain expenses from the Corporate and Other segment to the Annuity and Life Insurance segments due to our decision to discontinue sales of variable products, resulting in a shift of corporate overhead to the product segments. In total, other underwriting expenses increased 1.2% in 2012.

Other income in 2012 included administrative fee income of $3.5 million received from EquiTrust Life for accounting and other services rendered to support the transition of that company subsequent to its sale in December 2011. Other income in 2011 included $1.5 million in other income associated with the EquiTrust Mutual Funds merger and a $1.0 million cash settlement received from a litigation case. Other income and other expenses also includes fees and expenses from sales of brokered products and operating results of our non-insurance subsidiaries, which include management, advisory, marketing and distribution services and leasing activities.

Amortization of deferred acquisition costs and unearned revenue reserves changed over the three year period primarily due to the impact of market performance in the separate accounts.

Death benefits net of reinsurance and reserves released decreased in 2013 primarily due to a decrease in the average claim size.

Net investment income increased during 2013 and 2012 due to an increase in investments, including funds received from the sale of EquiTrust Life as discussed in Note 15 to our consolidated financial statements, as well as the impact of higher yielding securities held in the portfolio.

Equity income (loss) includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest. Given the timing of availability of financial information from our equity investees, we will consistently use information that is as much as three months in arrears for certain of these entities. Several of these entities are investment companies whose operating results are derived primarily from unrealized and realized gains and losses generated by their investment portfolios. As is normal with these types of entities, the level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment, changes in prices of bond and equity securities held by the investment partnerships, timing and success of initial public offerings or exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures. We have increased our investments in low income housing tax credit partnerships which generate pre-tax losses but after tax gains as the related tax credits are realized. The timing of the realization of tax credits is subject to fluctuation from period to period due to the timing of housing project completions and when tax credits are approved. Equity income, net of related income taxes, was as follows:

Equity Income (Loss), Net of Related Income Taxes

	Year ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Equity income (loss):
Low income housing tax credit partnerships	$(6,273)	$(4,258)	$(2,085)
Other equity method investments	2,634	2,682	2,479
	(3,639)	(1,576)	394
Income taxes:
Taxes on equity income (loss)	1,274	551	(138)
Investment tax credits	9,775	5,708	1,028
Equity income, net of related income taxes	$7,410	$4,683	$1,284

Income Taxes on Operating Income

The effective tax rate on operating income was 25.3% for 2013 and 29.0% for 2012 and 2011. The effective tax rates differ from the federal statutory rate of 35% primarily due to the impact of low-income housing credits from equity method investees, tax-exempt interest and dividend income and incentive stock option deductions. The 2013 effective tax rate decreased compared to the prior year primarily due to an increase in our holdings in tax-exempt municipal securities and an increase in tax credits from low income housing tax credit partnerships. See Note 5 to our consolidated financial statements for additional information on income taxes.

Impact of Operating Adjustments on FBL Net Income

	Year ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Realized gains (losses) on investments	$13,555	$452	$(8,296)
Change in net unrealized gains/losses on derivatives	(1,695)	1,661	445
Change in amortization of:
Deferred acquisition costs	416	(1,804)	112
Value of insurance in force acquired	(65)	(105)	(46)
Unearned revenue reserve	42	13	10
Loss on debt redemption	—	(33)	(33,176)
Income tax offset	(4,288)	(64)	14,336
Net impact of operating income adjustments on continuing operations	7,965	120	(26,615)
Net impact of discontinued operations	—	(2,939)	(11,464)
Net impact of operating income adjustments	$7,965	$(2,819)	$(38,079)

Impact of Operating Adjustments on FBL Net Income - continued

	Year ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Summary of adjustments noted above after offsets and income taxes:
Realized gains/losses on investments	$8,206	$(477)	$(5,983)
Change in net unrealized gains/losses on derivatives	(241)	619	932
Loss on debt redemption	—	(22)	(21,564)
Net impact of discontinued operations	—	(2,939)	(11,464)
Net impact of operating income adjustments	$7,965	$(2,819)	$(38,079)
Net impact per common share - basic	$0.31	$(0.10)	$(1.24)
Net impact per common share - assuming dilution	$0.31	$(0.10)	$(1.22)
Income taxes on operating income adjustments on continuing operations are recorded at 35% as there are no permanent differences between book and taxable income relating to these adjustments.

Realized Gains (Losses) on Investments

	Year ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Realized gains (losses) on investments:
Realized gains on sales	$18,507	$18,047	$5,818
Realized losses on sales	(2,540)	(568)	(463)
Total other-than-temporary impairment charges	(6,662)	(26,399)	(20,206)
Net realized investment gains (losses)	9,305	(8,920)	(14,851)
Non-credit losses included in other comprehensive income (loss)	4,250	9,372	6,555
Total reported in statements of operations	$13,555	$452	$(8,296)

The level of realized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments. See "Financial Condition - Investments" and Note 2 to our consolidated financial statements for details regarding our unrealized gains and losses on available-for-sale securities at December 31, 2013 and 2012.

We monitor the financial condition and operations of the issuers of securities rated below investment grade and of the issuers of certain investment grade securities on which we have concerns regarding credit quality. If we determine that an unrealized loss is other-than-temporary, the security is written down to its fair value. A portion of the write down attributable to credit factors is recognized in net income, with the non-credit portion recognized in accumulated other comprehensive income. See additional details regarding the non-credit portion of the write downs and our methodology for evaluating investments for other-than-temporary impairment in Notes 1 and 2 to our consolidated financial statements.

Investment Credit Impairment Losses Recognized in Net Income

	Year ended December 31,
	2013	2012	2011
	(Dollars in thousands)

Corporate securities:
Energy	$—	$6,461	$1,850
Finance	421	—	439
Manufacturing	—	—	1,000
Transportation	242	4,382	—
Residential mortgage-backed	618	3,605	1,259
Other asset-backed	156	2,244	3,814
Mortgage loans	804	335	—
Real estate and other assets	171	—	5,289
Total other-than-temporary impairment losses reported in net income	$2,412	$17,027	$13,651

Fixed maturity other-than-temporary credit losses for 2013 were incurred within residential mortgage-backed securities due to changes in the amount and timing of future cash flows resulting in a decline in the present value. Losses within our asset-backed securities and the transportation and finance sectors were due to our intent to reduce our exposure by selling all or a portion of these securities. Losses were incurred on mortgage loans that were restructured.

Fixed maturity other-than-temporary credit impairment losses for 2012 were incurred within the energy sector due to deteriorating operating results of a geothermal operation and an oil tanker carrier. The transportation sector loss related to a global energy transportation company that reported a financial irregularity and filed for bankruptcy protection during the fourth quarter. Losses were incurred within our residential and other asset-backed securities due to weakness in underlying collateral values, reduced reliance on insurance credit support and anticipated interest shortfalls that we were not going to recover.

Fixed maturity other-than-temporary credit impairment losses for 2011 were incurred within several industry sectors. The energy sector loss related to an oil carrier with credit concerns, including a rating agency downgrade. The manufacturing sector and finance sector losses were related to companies restructuring their debt obligations due to financial difficulties. Losses were incurred within our residential and other asset-backed securities, generally due to concerns over potential defaults and weakness in underlying collateral values. Furthermore, during 2011 we recognized an other-than-temporary impairment loss of $4.7 million on an equity method investment with an uncertain future financial condition due to current class action litigation.

Income (Loss) from Discontinued Operations

As a result of the sale of EquiTrust Life, the operations of the component sold and the related loss on sale are reflected as discontinued operations for all periods presented. See Note 15 to our consolidated financial statements for additional details on income (loss) from discontinued operations.

Financial Condition

Investments

Our investment portfolio decreased 1.7% to $7,040.0 million at December 31, 2013 compared to $7,160.7 million at December 31, 2012. The portfolio decreased due to a reduction of $374.9 million of net unrealized appreciation of fixed maturities during 2013 and the execution of capital management transactions as outlined in Note 7 to the consolidated financial statements, partially offset by an increase due to positive cash flows from operating and financing activities. The reduction in net unrealized appreciation of fixed maturities is primarily attributable to an increase in market interest rates. Additional details regarding securities in an unrealized loss position at December 31, 2013 are included in the discussion that follows and in Note 2 to our consolidated financial statements included in Item 8. Details regarding investment impairments are discussed above in the "Realized Gains (Losses) on Investments" section under "Results of Operations."

We manage the investment portfolio to optimize risk-adjusted yield within the context of prudent asset-liability management. We evaluate multiple cash flow testing scenarios as part of this process. The Company's investment policy calls for investing primarily in high quality fixed maturities and commercial mortgage loans.

Fixed Maturity Acquisitions Selected Information

	Year ended December 31,
	2013	2012
	(Dollars in thousands)
Cost of acquisitions:
Corporate	$473,599	$524,172
Mortgage and asset-backed	157,266	446,053
United States Government and agencies	1,525	—
Tax-exempt municipals	219,399	96,638
Taxable municipals	29,341	27,013
Total	$881,130	$1,093,876
Effective annual yield	4.48%	4.43%
Credit quality
NAIC 1 designation	69.5%	60.7%
NAIC 2 designation	30.1%	38.5%
Non-investment grade	0.4%	0.8%
Weighted-average life in years	18.0	11.8

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

A portion of the securities acquired during 2013 and 2012 were acquired with the proceeds from advances on our funding agreements with the FHLB. The securities acquired to support these funding agreements often carry a lower average yield than securities acquired to support our other insurance products, due to the shorter maturity and relatively low interest rate paid on those advances. In addition, the municipal securities acquired are exempt from federal income taxes, and accordingly have a higher actual return than reflected in the yields stated above. The average yield of the securities acquired, excluding the securities supporting the funding agreements and using a tax adjusted yield for the municipal securities, was 4.85% in 2013 and 4.87% in 2012.

Investment Portfolio Summary

	December 31, 2013		December 31, 2012
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities - available for sale:
Public	$4,630,764	65.8%	$4,649,954	64.9%
144A private placement	1,150,257	16.3	1,297,628	18.1
Private placement	300,732	4.3	318,163	4.5
Total fixed maturities - available for sale	6,081,753	86.4	6,265,745	87.5
Equity securities	91,555	1.3	86,253	1.2
Mortgage loans	575,861	8.2	554,843	7.8
Real estate	4,084	0.1	4,668	0.1
Policy loans	176,993	2.5	174,254	2.4
Short-term investments	108,677	1.5	74,516	1.0
Other investments	1,079	—	371	—
Total investments	$7,040,002	100.0%	$7,160,650	100.0%

As of December 31, 2013, 95.6% (based on carrying value) of the available-for-sale fixed maturities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities

(NAIC designations 3 through 6). As of December 31, 2013, no single non-investment grade holding exceeded 0.2% of total investments.

Credit Quality by NAIC Designation and Equivalent Rating

		December 31, 2013		December 31, 2012
NAIC Designation	Equivalent Rating (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$3,729,070	61.3%	$3,877,173	61.9%
2	BBB	2,086,756	34.3	2,054,260	32.8
	Total investment grade	5,815,826	95.6	5,931,433	94.7
3	BB	167,003	2.7	210,875	3.4
4	B	48,972	0.8	80,676	1.2
5	CCC	40,540	0.7	24,930	0.4
6	In or near default	9,412	0.2	17,831	0.3
	Total below investment grade	265,927	4.4	334,312	5.3
	Total fixed maturities - available for sale	$6,081,753	100.0%	$6,265,745	100.0%

(1)
Equivalent ratings are based on those provided by nationally recognized rating agencies with some exceptions for certain residential mortgage, commercial mortgage and asset-backed securities where they are based on the expected loss of the security rather than the probability of default.

See Note 2 to our consolidated financial statements for a summary of fixed maturities by contractual maturity date.

Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification

	December 31, 2013
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$312,228	$190,635	$18,429	$121,593	$(9,961)
Capital goods	204,795	149,261	13,673	55,534	(3,751)
Communications	115,997	88,504	8,434	27,493	(2,716)
Consumer cyclical	220,163	154,333	11,163	65,830	(4,148)
Consumer noncyclical	337,491	188,831	16,029	148,660	(11,381)
Energy	398,738	324,422	31,497	74,316	(4,527)
Finance	718,477	599,733	47,628	118,744	(6,632)
Transportation	79,022	70,567	6,379	8,455	(1,199)
Utilities	860,722	654,570	72,469	206,152	(20,048)
Other	59,146	40,262	3,450	18,884	(485)
Total corporate securities	3,306,779	2,461,118	229,151	845,661	(64,848)
Mortgage and asset-backed securities	1,381,938	1,052,138	74,859	329,800	(21,803)
United States Government and agencies	43,281	38,874	4,218	4,407	(198)
State, municipal and other governments	1,349,755	977,470	60,869	372,285	(29,034)
Total	$6,081,753	$4,529,600	$369,097	$1,552,153	$(115,883)

Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification

	December 31, 2012
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$262,068	$250,190	$32,086	$11,878	$(1,488)
Capital goods	200,164	188,833	25,292	11,331	(345)
Communications	109,376	106,462	14,099	2,914	(86)
Consumer cyclical	223,885	198,103	17,576	25,782	(477)
Consumer noncyclical	317,162	296,401	35,802	20,761	(297)
Energy	397,046	395,372	56,768	1,674	(27)
Finance	801,565	699,674	68,374	101,891	(6,940)
Transportation	85,195	85,195	11,187	—	—
Utilities	836,785	804,200	131,292	32,585	(516)
Other	62,337	60,367	6,668	1,970	(7)
Total corporate securities	3,295,583	3,084,797	399,144	210,786	(10,183)
Mortgage and asset-backed securities	1,674,714	1,489,283	113,613	185,431	(21,154)
United States Government and agencies	49,009	49,009	6,930	—	—
State, municipal and other governments	1,246,439	1,197,279	142,704	49,160	(2,917)
Total	$6,265,745	$5,820,368	$662,391	$445,377	$(34,254)

Non-Sovereign European Debt Exposure

	December 31, 2013		December 31, 2012
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
Italy	$19,700	$20,003	$19,694	$20,682
Spain	15,429	19,256	15,429	18,913
Ireland	13,037	15,155	8,976	10,701
Subtotal	48,166	54,414	44,099	50,296
United Kingdom	182,671	182,762	129,061	139,682
Netherlands	60,952	64,335	51,745	59,348
France	37,223	39,564	37,914	42,383
Other countries	77,471	78,881	45,936	50,433
Subtotal	358,317	365,542	264,656	291,846
Total European exposure	$406,483	$419,956	$308,755	$342,142

The table above reflects our exposure to non-sovereign European debt. This represents 6.9% of total fixed maturities as of December 31, 2013 and 5.5% of total fixed maturities as of December 31, 2012. The exposures are primarily in the industrial, finance and utility sectors. We do not own any securities issued by European governments.

Credit Quality of Available-for-Sale Fixed Maturities with Unrealized Losses

		December 31, 2013
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$912,892	58.8%	$(64,755)	55.9%
2	BBB	534,998	34.5	(34,998)	30.2
	Total investment grade	1,447,890	93.3	(99,753)	86.1
3	BB	81,622	5.3	(10,649)	9.2
4	B	7,290	0.5	(961)	0.8
5	CCC	10,104	0.6	(1,444)	1.2
6	In or near default	5,247	0.3	(3,076)	2.7
	Total below investment grade	104,263	6.7	(16,130)	13.9
	Total	$1,552,153	100.0%	$(115,883)	100.0%

		December 31, 2012
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$176,253	39.5%	$(5,731)	16.7%
2	BBB	134,355	30.2	(3,315)	9.7
	Total investment grade	310,608	69.7	(9,046)	26.4
3	BB	67,380	15.1	(3,801)	11.1
4	B	44,961	10.1	(14,227)	41.5
5	CCC	13,621	3.1	(1,263)	3.7
6	In or near default	8,807	2.0	(5,917)	17.3
	Total below investment grade	134,769	30.3	(25,208)	73.6
	Total	$445,377	100.0%	$(34,254)	100.0%

Available-For-Sale Fixed Maturities with Unrealized Losses by Length of Time

	December 31, 2013
	Amortized Cost		Gross Unrealized Losses
	Market Value is Less than 75% of Cost	Market Value is 75% or Greater than Cost	Market Value is Less than 75% of Cost	Market Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$328,708	$—	$(6,173)
Greater than three months to six months	—	137,884	—	(4,492)
Greater than six months to nine months	—	1,008,528	—	(81,485)
Greater than nine months to twelve months	—	27,343	—	(2,997)
Greater than twelve months	22,109	143,464	(7,005)	(13,731)
Total	$22,109	$1,645,927	$(7,005)	$(108,878)

Available-For-Sale Fixed Maturities with Unrealized Losses by Length of Time

	December 31, 2012
	Amortized Cost		Gross Unrealized Losses
	Market Value is Less than 75% of Cost	Market Value is 75% or Greater than Cost	Market Value is Less than 75% of Cost	Market Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$168,537	$—	$(2,238)
Greater than three months to six months	—	33,622	—	(923)
Greater than six months to nine months	—	9,276	—	(109)
Greater than nine months to twelve months	—	18,424	—	(369)
Greater than twelve months	51,957	197,815	(18,691)	(11,924)
Total	$51,957	$427,674	$(18,691)	$(15,563)

Available-For-Sale Fixed Maturities with Unrealized Losses by Maturity Date

	December 31, 2013		December 31, 2012
	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Due in one year or less	$129	$(1)	$—	$—
Due after one year through five years	21,508	(1,525)	28,999	(3,793)
Due after five years through ten years	182,126	(8,459)	42,320	(711)
Due after ten years	1,018,590	(84,095)	188,627	(8,596)
	1,222,353	(94,080)	259,946	(13,100)
Mortgage and asset-backed	329,800	(21,803)	185,431	(21,154)
Total	$1,552,153	$(115,883)	$445,377	$(34,254)

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

Mortgage and Asset-Backed Securities by Type

	December 31, 2013
	Amortized Cost	Par Value	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$312,822	$374,692	$334,326	5.5%
Pass-through	23,801	23,734	25,657	0.4
Planned and targeted amortization class	149,693	148,104	152,681	2.5
Other	6,674	9,551	8,064	0.1
Total residential mortgage-backed securities	492,990	556,081	520,728	8.5
Commercial mortgage-backed securities	391,845	399,782	404,667	6.7
Other asset-backed securities	444,047	488,803	456,543	7.5
Total	$1,328,882	$1,444,666	$1,381,938	22.7%

	December 31, 2012
	Amortized Cost	Par Value	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$404,252	$468,821	$424,922	6.8%
Pass-through	31,496	31,309	34,614	0.6
Planned and targeted amortization class	184,537	183,265	201,051	3.2
Other	12,670	15,713	13,595	0.2
Total residential mortgage-backed securities	632,955	699,108	674,182	10.8
Commercial mortgage-backed securities	463,504	470,474	510,819	8.1
Other asset-backed securities	485,796	538,489	489,713	7.8
Total	$1,582,255	$1,708,071	$1,674,714	26.7%

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

Our direct exposure to the Alt-A home equity and subprime first-lien sectors is limited to investments in structured securities collateralized by senior tranches of residential mortgage loans. We also have a partnership interest in two funds at December 31, 2013 and at December 31, 2012, that own securities backed by Alt-A home equity, subprime first-lien and adjustable rate mortgage collateral. The funds are reported as securities and indebtedness of related parties in our consolidated balance sheets with a fair value of $17.9 million at December 31, 2013 and $24.2 million at December 31, 2012. We do not own any direct investments in subprime lenders.

Mortgage and Asset-Backed Securities by Collateral Type

	December 31, 2013			December 31, 2012
	Amortized Cost	Carrying Value	Percent of Fixed Maturities	Amortized Cost	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Government agency	$199,372	$207,065	3.4%	$258,461	$285,763	4.6%
Prime	166,667	180,236	2.9	220,925	232,277	3.7
Alt-A	178,653	190,217	3.1	204,712	206,847	3.3
Subprime	31,766	29,891	0.5	12,356	8,912	0.1
Commercial mortgage	391,845	404,667	6.7	463,504	510,819	8.1
Non-mortgage	360,579	369,862	6.1	422,297	430,096	6.9
Total	$1,328,882	$1,381,938	22.7%	$1,582,255	$1,674,714	26.7%

The mortgage and asset-backed securities can be summarized into three broad categories: residential, commercial and other asset-backed securities.

Residential Mortgage-Backed Securities by Collateral Type and Origination Year

	December 31, 2013
	Government & Prime		Alt-A		Total
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2013-2008	$155,539	$157,708	$855	$868	$156,394	$158,576
2007	32,825	38,612	27,979	28,397	60,804	67,009
2006	22,704	26,350	28,801	32,131	51,505	58,481
2005	12,822	14,332	3,823	4,613	16,645	18,945
2004 and prior	122,869	130,740	84,773	86,977	207,642	217,717
Total	$346,759	$367,742	$146,231	$152,986	$492,990	$520,728

	December 31, 2012
	Government & Prime		Alt-A		Total
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2012-2008	$201,055	$219,120	$1,457	$1,511	$202,512	$220,631
2007	30,133	33,293	28,154	27,018	58,287	60,311
2006	25,436	27,680	28,090	28,635	53,526	56,315
2005	16,976	18,757	4,110	4,679	21,086	23,436
2004 and prior	200,394	214,138	97,150	99,351	297,544	313,489
Total	$473,994	$512,988	$158,961	$161,194	$632,955	$674,182

Residential Mortgage-Backed Securities by NAIC Designation and Equivalent Rating

		December 31, 2013		December 31, 2012
NAIC Designation	Equivalent Rating	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$473,391	90.9%	$618,541	91.7%
2	BBB	18,670	3.6	12,763	1.9
3	BB	17,920	3.4	21,255	3.2
4	B	10,747	2.1	11,356	1.7
5	CCC	—	—	10,267	1.5
	Total	$520,728	100.0%	$674,182	100.0%

Commercial Mortgage-Backed Securities by Origination Year

	December 31, 2013		December 31, 2012
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2013	$20,421	$18,423	$—	$—
2011	88,494	90,998	88,483	101,251
2010	4,999	5,308	15,206	16,042
2009	13,660	15,593	20,049	24,445
2008 and prior	264,271	274,345	339,766	369,081
Total	$391,845	$404,667	$463,504	$510,819

Commercial Mortgage-Backed Securities by NAIC Designation and Equivalent Rating

		December 31, 2013		December 31, 2012
NAIC Designation	Equivalent Rating	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	GNMA	$195,987	48.4%	$223,311	43.7%
1	FNMA	13,816	3.4	15,272	3.0
1	AAA, AA, A
	Generic	91,797	22.7	146,143	28.6
	Super Senior	49,798	12.3	70,519	13.8
	Mezzanine	18,046	4.5	18,043	3.5
	Junior	20,418	5.0	20,398	4.0
	Total AAA, AA, A	180,059	44.5	255,103	49.9
2	BBB	5,898	1.5	6,348	1.3
3	BB	6,855	1.7	7,863	1.5
4	B	2,052	0.5	2,922	0.6
	Total	$404,667	100.0%	$510,819	100.0%

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

The AAA, AA and A rated commercial mortgage-backed securities are broken down into categories based on subordination levels. Rating agencies disclose subordination levels, which measure the amount of credit support that the bonds (or tranches) have from subordinated bonds (or tranches). Generic is a term used for securities issued prior to 2005. The super senior securities have subordination levels greater than 27%, the mezzanine securities have subordination levels in the 17% to 27% range and the junior securities have subordination levels in the 9% to 16% range. Also included in the commercial mortgage- backed securities are military housing bonds totaling $96.6 million at December 31, 2013 and $95.1 million at December 31,

2012. These bonds are used to fund the construction of multi-family homes on United States military bases. The bonds are backed by a first mortgage lien on residential military housing projects.

Other Asset-Backed Securities by Collateral Type and Origination Year

	December 31, 2013
	Government & Prime		Alt-A		Subprime		Non-Mortgage		Total
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2013	$—	$—	$—	$—	$—	$—	$56,581	$56,653	$56,581	$56,653
2012	—	—	—	—	—	—	141,400	143,578	141,400	143,578
2011	—	—	—	—	—	—	36,496	37,536	36,496	37,536
2010	—	—	—	—	—	—	6,198	6,348	6,198	6,348
2008 and prior	19,280	19,559	32,422	37,231	31,766	29,891	119,904	125,747	203,372	212,428
Total	$19,280	$19,559	$32,422	$37,231	$31,766	$29,891	$360,579	$369,862	$444,047	$456,543

	December 31, 2012
	Government & Prime		Alt-A		Subprime		Non-Mortgage		Total
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2012	$—	$—	$—	$—	$—	$—	$149,056	$152,723	$149,056	$152,723
2011	—	—	—	—	—	—	47,781	49,416	47,781	49,416
2010	—	—	—	—	—	—	63,316	63,640	63,316	63,640
2009	—	—	—	—	—	—	2,889	2,888	2,889	2,888
2008 and prior	5,392	5,052	45,751	45,653	12,356	8,912	159,255	161,429	222,754	221,046
Total	$5,392	$5,052	$45,751	$45,653	$12,356	$8,912	$422,297	$430,096	$485,796	$489,713

Other Asset-Backed Securities by NAIC Designation and Equivalent Rating

		December 31, 2013		December 31, 2012
NAIC Designation	Equivalent Ratings	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$400,140	87.6%	$434,160	88.7%
2	BBB	14,327	3.1	21,238	4.3
3	BB	10,350	2.3	5,588	1.1
4	B	5,816	1.3	11,041	2.3
5	CCC	17,896	3.9	6,825	1.4
6	In or near default	8,014	1.8	10,861	2.2
	Total	$456,543	100.0%	$489,713	100.0%

State, Municipal and Other Government Securities

State, municipal and other government securities totaled $1.3 billion, or 22.2% of total fixed maturities at December 31, 2013, and include investments in general obligation, revenue and municipal housing bonds. Our investment strategy is to utilize municipal bonds in addition to corporate bonds, as we believe they provide additional diversification and have historically low default rates compared with similarly rated corporate bonds. We evaluate the credit strength of the underlying issues on both a quantitative and qualitative basis, excluding insurance, prior to acquisition. The majority of the municipal bonds we hold are investment grade credits without consideration of insurance. Our municipal bonds are well diversified by type and geography with the top exposure being water and sewer revenue bonds. We do not hold direct obligations of the City of Detroit, which filed for bankruptcy protection during July 2013. In addition, we do not hold any Puerto Rico related bonds, which has also been in the news recently given its financial issues. Exposure to the state of Illinois and municipalities within the state accounted for 1.7% of our total fixed maturities at December 31, 2013. As of December 31, 2013, Illinois related holdings held in the portfolio were A-rated or above, and were trading at 101.8% of amortized cost. Our municipal bond exposure had an average rating of AA and was trading at 102.4% of amortized cost at December 31, 2013.

Equity Securities

Equity securities totaled $91.6 million at December 31, 2013 and $86.3 million at December 31, 2012. Gross unrealized gains totaled $3.9 million and gross unrealized losses totaled $2.4 million at December 31, 2013. At December 31, 2012, gross unrealized gains totaled $4.8 million and gross unrealized losses totaled $0.7 million on these securities. The unrealized losses were primarily attributable to non-redeemable perpetual preferred securities from issuers in the financial sector. See Note 2 to our consolidated financial statements for further discussion regarding our analysis of unrealized losses related to these securities.

Mortgage Loans

Mortgage loans totaled $575.9 million at December 31, 2013 and $554.8 million at December 31, 2012. Our mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. The total number of commercial mortgage loans outstanding was 143 at December 31, 2013 and 142 at December 31, 2012. In 2013, new loans ranged from $1.9 million to $9.3 million in size, with an average loan size of $4.7 million, an average loan term of 14 years and an average yield of 4.43%. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. The majority of our mortgage loans amortize principal, with 3.1% that are interest only loans at December 31, 2013. At December 31, 2013, the average loan-to-value of the current outstanding principal balance using the most recent appraised value was 54.9% and the weighted average debt service coverage ratio was 1.5 based on the results of our 2012 annual study. See Note 2 to our consolidated financial statements for further discussion regarding our mortgage loans.

Other Assets

Deferred acquisition costs increased 64.2% to $335.5 million at December 31, 2013, primarily due to a $116.8 million decrease in the impact of the change in unrealized appreciation/depreciation on fixed maturity securities. Assets held in separate accounts increased 12.1% to $694.0 million primarily due to market performance on the underlying investment portfolios. Securities and indebtedness of related parties increased 15.6% to $116.3 million primarily due to additional investments made in equity investees specializing in low income housing. Cash and cash equivalents decreased $71.7 million in 2013 primarily due to capital deployment actions executed during the year.

Liabilities

Future policy benefits increased 5.2% to $5,794.0 million at December 31, 2013 primarily due to an increase in the volume of annuity and life insurance business in force. Assets held in separate accounts increased 12.1% to $694.0 million primarily due to market performance on the underlying investment portfolios. Deferred income taxes decreased 41.1% to $122.8 million at December 31, 2013, primarily due to a $92.9 million decrease in the tax impact of the change in unrealized appreciation/depreciation on investments.

As discussed in Note 6 to our consolidated financial statements, during September 2013, we redeemed our $50.0 million long-term debt payable to affiliates.

Stockholders' Equity

FBL Financial Group, Inc. stockholders' equity decreased 13.8% to $1,044.7 million at December 31, 2013, compared to $1,212.2 million at December 31, 2012, primarily due to the change in unrealized appreciation of fixed maturity securities during the period and capital deployment actions, partially offset by net income. As discussed in Note 7 to our consolidated financial statements, during the year stockholders' equity was impacted by several capital deployment actions including a 36 percent increase in the quarterly cash dividend to $0.15 per share, a special cash dividend of $2.00 per share on Class A and Class B common stock and a repurchase of 1,023,948 shares of Class B common stock.

At December 31, 2013, FBL's common stockholders' equity was $1,041.7 million, or $42.08 per share, compared to $1,209.2 million, or $47.47 per share at December 31, 2012. Included in stockholders' equity per common share is $4.81 at December 31, 2013 and $11.38 at December 31, 2012 attributable to accumulated other comprehensive income.

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

A majority of our insurance liabilities are backed by fixed maturity securities and mortgage loans. The weighted average life of the fixed maturity and mortgage loan portfolio, based on fair values, was approximately 10.4 years at December 31, 2013 and 9.4 years at December 31, 2012. Accordingly, the earned rate on the portfolio lags behind changes in market yields. The extent that the portfolio yield lags behind changes in market yields generally depends upon the following factors:

•	The average life of the portfolio.

•	The amount and speed at which market interest rates rise or fall.

•
The amount by which bond calls, mortgage loan prepayments and paydowns on mortgage and asset-backed securities accelerate during periods of declining interest rates or decelerate during periods of increasing interest rates.

Expected Cash Flows from Investments

	Amortized Cost December 31, 2013	2014	2015	2016	2017	2018	2019 and Thereafter
	(Dollars in thousands)
Fixed maturity securities	$5,828,539	$324,465	$356,686	$315,122	$311,634	$399,767	$4,120,865
Mortgage loans	575,861	36,091	34,918	50,534	33,655	63,746	356,917
Total	$6,404,400	$360,556	$391,604	$365,656	$345,289	$463,513	$4,477,782

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

For a portion of our business in force, we have the ability to adjust interest or dividend crediting rates in response to changes in portfolio yield. However, the ability to adjust these rates is limited by competitive factors and contractual guarantees. Surrender rates could increase and new sales could be negatively impacted if the crediting rates are not competitive with the rates on similar products offered by other insurance companies and financial services institutions. In addition, if market rates were to decrease substantially and stay at a low level for an extended period of time, our spread could be lowered due to interest rate guarantees on many of our interest sensitive products. See "Part 1, Item 1 - Business, Segmentation of Our Business" for the ranges of guaranteed rates and where our products fall within those ranges.

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

The following is a hypothetical illustration of the potential impact to average investment yields of a static 2.00% 10-year U.S. Treasury rate during 2014 and 2015 without any corresponding change in current spreads. The level of investments maturing and requiring reinvestment are based on projections of the current investment portfolios supporting these blocks of business without incorporation of new business. We estimate that this scenario would decrease average investment yields supporting our annuity business by 0.10% to 0.15% and our universal life business by 0.05% to 0.10% annually over the near term. In addition to not incorporating the impact of new business, this hypothetical illustration does not reflect the potential impact of policyholder behavior. An increase in net cash flows from that modeled will accelerate the pace at which the portfolio yield will decrease and a decrease in the net cash flows from that modeled will slow down the pace at which the portfolio yield will decrease. Accordingly, actual investment yields could differ materially from those presented. Furthermore, the impact of a decline in portfolio yield on net income is dependent on our ability and willingness to adjust crediting rates.

Interest Crediting Rates Compared to Guarantees
	Liabilities at December 31, 2013	Percent Above Minimum Guarantee
	(Dollars in thousands)
Discretionary rate setting products with minimum guarantees:
Traditional annuities	$2,659,187	38.3%
Universal life insurance	741,781	12.6
Variable annuities and variable universal life insurance	326,309	—
Total discretionary products	3,727,277
Non-discretionary products	551,594
Total interest sensitive product liabilities	$4,278,871

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

Surrender and Discretionary Withdrawal Characteristics of Interest Sensitive Products and Supplementary Contracts Without Life Contingencies
Liabilities at December 31, 2013
(Dollars in thousands)
Surrender charge rate:
Greater than or equal to 5%	$578,443
Less than 5%, but still subject to surrender charge	666,447
Not subject to surrender charge	2,842,072
Not subject to surrender or discretionary withdrawal	541,670
Total	$4,628,632

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

Our exposure to interest rate risk stems largely from our annuity products as the cash flows of these products can vary significantly with changes in interest rates. We have holdings in fixed maturity and mortgage loan portfolios to offset the interest rate risk of our annuity products. We actively manage the projected cash flows and duration of these assets and liabilities by minimizing the difference between the two. While it can be difficult to maintain asset and liability durations that are perfectly matched in a dynamic environment, we have identified various strategies that can be implemented if duration mismatches exceed acceptable tolerances. The effective duration of the fixed maturity and mortgage loan portfolios backing our annuity products was 6.0 at December 31, 2013 and 5.5 at 2012. The effective duration of our annuity liabilities was approximately 6.3 at December 31, 2013 and 6.5 at December 31, 2012.

If interest rates were to increase 10% from levels at December 31, 2013 and 2012, the fair value of our fixed maturity securities and short-term investments would decrease approximately $126.8 million at December 31, 2013 and $75.8 million at December 31, 2012. These hypothetical changes in value do not take into account any offsetting change in the value of insurance liabilities for investment contracts since we estimate such value to be the cash surrender value for a portion of the underlying contracts. If interest rates were to decrease 10% from levels at December 31, 2013 and 2012 the fair value of our debt would increase $2.9 million at December 31, 2013, and $2.4 million at December 31, 2012.

The models used to estimate the impact of a 10% change in market interest rates utilize many assumptions and estimates that materially impact the fair value calculations. Key assumptions in the models include an immediate and parallel shift in the yield curve and an acceleration of bond calls and principal prepayments on mortgage and other asset-backed securities. The above estimates do not attempt to measure the financial statement impact on the resulting change in deferred acquisition costs, value of insurance in force acquired, unearned revenue reserves, policyholder liabilities and income taxes. Due to the subjectivity of these assumptions, the actual impact of a 10% change in rates on the fair values would likely be different from that estimated.

Equity Risk

Equity price risk is limited due to the relatively small equity portfolio held at December 31, 2013. However, we are exposed to equity price risk in the following ways:

•
We earn mortality and expense fee income based on the value of our separate accounts at annual rates ranging from 0.00% to 1.45% for 2013, 2012 and 2011. As a result, revenues from these sources do fluctuate with changes in the fair value of the equity, fixed maturity and other securities held by the separate accounts.

•
We have equity price risk to the extent we may owe amounts under the guaranteed minimum death benefit and guaranteed minimum income benefit provisions of our variable annuity contracts. See Note 4 to our consolidated financial statements for additional discussion of these provisions.

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

Liquidity and Capital Resources

Cash Flows

During 2013, our operating activities generated cash flows totaling $182.3 million consisting of net income of $108.4 million adjusted for non-cash revenues and expenses netting to $73.9 million. We used cash of $278.0 million in our investing activities during 2013. The primary uses were $1,077.1 million of investment acquisitions, mostly in fixed maturity securities, partially offset by $845.2 million in sales, maturities and repayment of investments. Our financing activities provided cash of $24.0 million during 2013. The primary financing source was $565.3 million in receipts from interest sensitive products credited to policyholder account balances, which was partially offset by $384.9 million for return of policyholder account balances on interest sensitive products. Also, we used $43.7 million for the net repurchase and issuance of common stock and $50.0 million for the repayment of long-term debt.

Sources and Uses of Capital Resources

Parent company cash inflows from operations consist primarily of (i) fees that it charges the various subsidiaries and affiliates for management of their operations, (ii) expense reimbursements and tax settlements from subsidiaries and affiliates, (iii) proceeds from the exercise of employee stock options, (iv) proceeds from borrowings, (v) investment income and (vi) dividends from subsidiaries, if declared and paid. Revenue sources for the parent company during 2013 included management fees from subsidiaries and affiliates of $3.8 million. Cash outflows are principally for salaries, taxes and other expenses related to providing these management services, dividends on outstanding stock, stock repurchases, interest and principal repayments on our parent company debt and capital contributions to subsidiaries.

During 2013, we took several steps to manage capital, including a 36 percent increase in the quarterly cash dividend to $0.15 per share, a special cash dividend of $2.00 per share on Class A and Class B common stock, a tender offer for 99 percent of Class B common shares and the repayment of $50.0 million of affiliate debt. The tender offer resulted in repurchase of 1,023,948 Class B common shares for $46.4 million. These transactions were funded with available cash resources at the parent company and a $120.0 million dividend from Farm Bureau Life.

The parent company also received proceeds from the sale of EquiTrust Life at the end of 2011, as discussed in Note 15 to our consolidated financial statements. A portion of the proceeds have been used to redeem part of our debt and to fund the repurchase of common stock pursuant to our stock repurchase plan.

In the fourth quarter of 2011, the Board of Directors approved a plan to repurchase up to $200.0 million of Class A common stock, with an additional $30.0 million approved during the fourth quarter 2012. These repurchase plans authorize us to make repurchases in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. As discussed in Note 7 to our consolidated financial statements, during 2012, we repurchased 5.5 million shares of stock for $181.9 million, including expenses, primarily due to executing stock repurchases in connection with a tender offer conducted during the first quarter 2012. During 2013, we repurchased 0.4 million shares of Class A stock for $14.2 million. At December 31, 2013, $20.3 million remains available for repurchase under these plans. Completion of this program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

As discussed in Note 15 to our consolidated financial statements, in connection with the EquiTrust Life sale, we redeemed $175.0 million of Senior Notes with non-affiliates in January 2012. On December 30, 2011, we exercised the provisions of the trust indentures and deposited $211.6 million into two irrevocable debt defeasance trusts for the principal, accrued interest and estimated make-whole premium on the Senior Notes with non-affiliates. Funds of $210.9 million from the trusts were used to pay-off the Senior Notes with non-affiliates on January 30, 2012 and the remaining balance in the trusts of $0.7 million was returned to us. In September 2013, we redeemed our remaining $50.0 million in Senior Notes with affiliates. Interest payments on all debt totaled $7.1 million in 2013, $11.4 million in 2012 and $22.3 million in 2011. The 2012 interest payments include $3.5 million from the debt defeasance trusts for the Senior Notes redeemed in 2012. Interest payments on our debt outstanding at December 31, 2013 are estimated to be $4.9 million in 2014.

Farm Bureau Life's cash inflows primarily consist of premium income, deposits to policyholder account balances, income from investments, sales, maturities and calls of investments and repayments of investment principal. Farm Bureau Life's cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, current operating expenses and dividends. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. Continuing operations and financing activities from Farm Bureau Life relating to interest sensitive products provided funds totaling $361.0 million in 2013, $476.2 million in 2012 and $434.0 million in 2011.

Prior to the sale, EquiTrust Life used funds from operations and financing activities relating to interest sensitive products totaling $123.5 million in 2011, which are reported with other continuing operations in our consolidated statement of cash flows.

Farm Bureau Life's ability to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. At December 31, 2013, Farm Bureau Life’s statutory unassigned surplus was $359.0 million. There are certain additional limits to the amount of dividend that may be paid within a year without approval of the Insurance Division, Department of Commerce of the State of Iowa (the Iowa Insurance Division) as discussed in Note 7 to our consolidated financial statements. Due to the $120.0 million extraordinary dividend paid by Farm Bureau Life to FBL Financial Group, Inc. during the third quarter 2013, we have exceeded the annual approval limit through the third quarter 2014; accordingly, any dividends made prior to the fourth quarter of 2014 will require approval of the Iowa Insurance Division.

We paid regular cash dividends on our common and preferred stock totaling $13.4 million in 2013, $11.1 million in 2012 and $8.9 million in 2011. In addition, we paid a special $2.00 per common share cash dividend in September 2013 of $51.4 million. It is anticipated that quarterly cash dividend requirements for 2014 will be $0.0075 per Series B redeemable preferred share and $0.35 per common share. The level of common stock dividends will be analyzed quarterly and will be dependent upon our capital and liquidity positions. In addition, alternative uses of excess capital may impact future dividend levels. Assuming a quarterly dividend rate of $0.35 per common share, the common and preferred dividends would total approximately $34.8 million in 2014. The parent company expects to have sufficient resources and cash flows to meet its interest and dividend payments throughout 2014. The parent company had available cash and investments totaling $102.6 million at December 31, 2013. FBL Financial Group, Inc. expects to rely on available cash resources and management fee income to make dividend payments to its stockholders and interest payments on its debt, as well as fund any capital initiatives such as the stock repurchases described above. As of December 31, 2013, we had no other material commitments for capital expenditures.

We manage the amount of capital held by our insurance subsidiaries to ensure we meet regulatory requirements. State laws specify regulatory actions if an insurer's risk-based capital (RBC) ratio, a measure of solvency, falls below certain levels. The National Association of Insurance Commissioners has a standard formula for annually assessing RBC based on the various risk factors related to an insurance company's capital and surplus, including insurance, business, asset and interest rate risks. The insurance regulators monitor the level of RBC against a statutory "authorized control level" RBC at which point regulators have the option to assume control of the insurance company. The company action level RBC is 200% of the authorized control level and is the first point at which any action would be triggered. As of December 31, 2013, our total adjusted capital was $558.4 million, resulting in a RBC ratio of 499%, based on company action level capital of $111.8 million.

On a consolidated basis, we anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. However, there can be no assurance that future experience regarding benefits and surrenders will be similar to historic experience since benefits and surrender levels are influenced by such factors as the interest rate environment, our financial strength ratings, the economy and other factors that impact policyholder behavior. Our investment portfolio at December 31, 2013, included $108.7 million of short-term investments, $6.3 million of cash and cash equivalents and $459.6 million in carrying value of U.S. Government and U.S. Government agency-backed securities that could be readily converted to cash at or near carrying value. Farm Bureau Life is also a member of the FHLB, which provides a source for additional liquidity if needed. This membership allows us to utilize fixed or floating rate advances offered by the FHLB and secured by qualifying collateral. Our total capacity to utilize such advances is impacted by multiple factors including the market value of eligible collateral, level of statutory admitted assets and excess reserves, and our willingness or capacity to hold activity-based FHLB common stock.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2013 or 2012.

Contractual Obligations

In the normal course of business, we enter into insurance contracts, financing transactions, lease agreements or other commitments which are necessary or beneficial to our operations. These commitments may obligate us to certain cash flows during future periods. The following table summarizes such obligations as of December 31, 2013:

Contractual Obligations as of December 31, 2013

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
	(Dollars in thousands)
Insurance liabilities (1)	$14,117,890	$758,613	$1,446,086	$1,211,602	$10,701,589
Subordinated note payable to Capital Trust, including interest payments (2)	259,475	4,850	9,700	9,700	235,225
Home office operating leases	18,568	2,321	4,642	4,642	6,963
Purchase obligations:
Commitments to purchase or fund investments	41,451	26,384	14,467	314	286
Commercial mortgage loan commitments	18,100	18,100	—	—	—
Other purchase obligations (3)	1,852	1,116	736	—	—
Other long-term liabilities (4)	15,343	8,248	4,199	1,794	1,102
Total	$14,472,679	$819,632	$1,479,830	$1,228,052	$10,945,165

(1)
Amounts shown in this table are projected payments through the year 2063 which we are contractually obligated to pay to our life insurance and annuity contract holders. The payments are derived from actuarial models which assume a level interest rate scenario and incorporate assumptions regarding mortality and persistency when applicable. These assumptions are based on our historical experience. The total of the contractual obligations relating to insurance contracts noted above differs from the liability balance on our consolidated balance sheet as follows:

Contractual obligations compared to balance sheet carrying value

	Contractual Obligations	Balance Sheet Carrying Value	Difference
	(Dollars in thousands)
(a) Reserves based on account values, including separate accounts	$7,940,229	$4,806,627	$3,133,602
(c) Supplementary contracts involving life contingencies	234,639	166,199	68,440
	8,174,868	4,972,826	3,202,042
(b) Traditional life insurance and accident and health products	5,300,343	1,515,139	3,785,204
(c) Supplementary contracts without life contingencies	380,033	349,761	30,272
Total	$13,855,244	$6,837,726	$7,017,518

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

Reserves based on account values, including separate accounts, per table above	$4,806,627
Projected amounts pertaining to:
Accumulation of interest	1,965,497
Death benefits on universal life business in excess of projected account values	1,775,794
Net cost of insurance charges on variable and universal life business	(595,463)
Other, net	(12,226)
Contractual obligations per table above	$7,940,229

(b)	traditional life reserves are computed as the present value of future benefits less the present value of future premiums while the contractual obligations table includes gross benefit payments; and

(c)	reserves for supplementary contracts and similar instruments are computed as the present value of future cash payments while the table above includes cash payments without the impact of discounting.

In addition, contractual obligations totaling $262.6 million relating to dividend accumulations and other policy claims are included in the "Other policy claims and benefits" and "Advance premiums and other deposits" lines on our consolidated balance sheet.

(2)	Amount shown is net of $3.0 million equity investment in the Capital Trust due to the contractual right of offset upon repayment of the note.

(3)	Primarily related to equipment leases.

(4)
Includes our estimated future contributions to defined and postretirement benefit plans. Contributions related to the qualified pension plan are included through 2014. No amounts related to the qualified pension plan are included beyond 2014 as the contribution amounts will be re-evaluated based on actual results.

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

In accordance with GAAP, premiums and considerations received for interest sensitive products, such as ordinary annuities and universal life insurance, are reflected as increases in liabilities for policyholder account balances and not as revenues. Revenues reported for these products consist of policy charges for the cost of insurance, administration charges, amortization of policy initiation fees and surrender charges assessed against policyholder account balances. Surrender benefits paid relating to these products are reflected as decreases in liabilities for policyholder account balances and not as expenses. Our insurance subsidiaries receive investment income earned from the funds deposited into account balances, a portion of which is passed through to the policyholders in the form of interest credited. Interest credited to policyholder account balances and benefit claims in excess of policyholder account balances are reported as expenses in our consolidated financial statements.

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

The costs related to acquiring new business, including certain costs of issuing policies and other variable selling expenses (principally commissions), defined as deferred acquisition costs, are capitalized and amortized into expense. We also record an asset, value of insurance in force acquired, for the cost assigned to insurance contracts when an insurance company is acquired. For nonparticipating traditional life products, these costs are amortized over the premium paying period of the related policies, in proportion to the ratio of annual premium revenues to total anticipated premium revenues. Such anticipated premium revenues are estimated using the same assumptions used for computing liabilities for future policy benefits and are generally "locked in" at the date the policies are issued. For participating traditional life insurance and interest sensitive products, these costs are amortized generally in proportion to expected gross profits from surrender charges and investment, mortality and expense margins. This amortization is adjusted (also known as "unlocked") when we revise our estimate of current or future gross profits or margins. For example, deferred acquisition costs are amortized earlier than originally estimated when policy terminations are higher than originally estimated or when investments backing the related policyholder liabilities are sold at a gain prior to their anticipated maturity.

Death and other policyholder benefits reflect exposure to mortality risk and fluctuate from year to year based on the level of claims incurred under insurance retention limits.

Pension assets and liabilities are affected by the estimated fair value of plan assets, estimates of the expected return on plan assets and/or discount rates. Actual changes in the fair value of plan assets and differences between the actual return on plan assets and the expected return on plan assets will affect the amount of pension expense ultimately recognized. The December 31, 2013 pension obligation was computed based on an average 4.99% discount rate, which was based on yields for high-quality corporate bonds with a maturity approximating the duration of our pension liability. The long-term return on plan assets is based on current and projected asset allocations. Declines in comparable bond and equity yields would increase our net pension liability. Our net pension liability could increase or decrease depending on the extent to which returns on pension plan assets are lower or higher than the discount rate.

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

Fair values are obtained primarily from a variety of independent pricing sources, whose results we evaluate internally. Details regarding valuation techniques and processes are summarized in Notes 1 and 3 to our consolidated financial statements.

At December 31, 2013, our fixed maturity securities classified as available for sale had a fair value of $6,081.8 million, with gross unrealized gains totaling $369.1 million and gross unrealized losses totaling $115.9 million. Due to the large number of fixed maturity securities held, the unique attributes of each security and the complexity of valuation methods, it is not practical to estimate a potential range of fair values for different assumptions and methods that could be used in the valuation process.

Fixed maturities - available for sale and equity securities
We are required to exercise judgment to determine when a decline in the value of a security is other than temporary. Whether a realized loss needs to be recognized in earnings and the amount of the loss primarily depends on whether (1) a decline in fair value is other than temporary, (2) the extent to which a decline is related to credit versus non-credit related factors, (3) our intent to sell the security, and (4) whether or not we could be required to sell prior to recovery. The previous amortized cost is adjusted by the loss reported in earnings to provide a new cost basis for fixed maturity securities and the fair value becomes the new cost basis for equity securities.

We evaluate the operating results of the underlying issuer, near-term prospects of the issuer, general market conditions, causes for the decline in value, the length of time there has been a decline in value, other key economic measures and our intent to sell and whether or not we would be required to sell prior to recovery.

At December 31, 2013, we had 448 fixed maturity and equity securities with gross unrealized losses totaling $118.3 million. Included in the gross unrealized losses are losses attributable to both movements in market interest rates as well as temporary credit issues. Details regarding these securities are included in the "Financial Condition - Investments" section above.

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
Amortization of deferred acquisition costs for participating life insurance and interest sensitive products is expected to total approximately $26.3 million for 2014, excluding the impact of new production in 2014.

Based upon a historical analysis of fluctuations in estimated gross profits, we believe it is reasonably likely that a 10% change in estimated gross profits could occur. A 10% increase in estimated gross profits for 2013 would result in $1.6 million of additional amortization expense. Correspondingly, a 10% decrease in estimated gross profits would result in $1.6 million reduction of amortization expense. The information above is for illustrative purposes only and does not reflect our expectations regarding future changes in estimated gross profits.

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
Other asset/liabilities
The determination of net periodic pension expense and related accrued/prepaid pension cost requires the use of estimates as to the expected return on plan assets, discount rate on plan liabilities and other accrual assumptions. Pension expense for 2013 totaled $6.8 million.

We assume an expected long-term rate of return on plan assets of 7.00% and a discount rate of 4.99%. Details regarding the method used to determine the discount rate are summarized in Note 8 to our consolidated financial statements.

The long-term rate of return may fluctuate over time based on asset mix and if investment returns over a long period of time significantly differ from historical returns. The discount rate changes annually as it is based on current yields for high quality corporate bonds with a maturity approximating the duration of our pension obligations. As fluctuations in the expected long-term rate of return and discount rate have been historically moderate and we have no current plans to change our investment strategy significantly, we believe a change of up to 100 basis points is reasonably likely. A 100 basis point decrease in the expected return on assets would result in a $0.8 million increase in pension expense and a 100 basis point increase would result in a $0.8 million decrease to pension expense. A 100 basis point decrease in the assumed discount rate would result in a $1.6 million increase in pension expense while a 100 basis point increase would result in a $1.2 million decrease to pension expense. The information above is for illustrative purposes only and does not reflect our expectations regarding future changes in the long-term rate of return or discount rates.

Deferred income taxes
The amount of deferred tax assets we hold is dependent on our estimate of the future deductibility of certain items. A valuation allowance against deferred income tax assets is established if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. No valuation allowance was recorded on deferred tax assets at December 31, 2013.

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

At December 31, 2013, we held gross deferred tax assets totaling $56.3 million, primarily related to future policy benefits, employee benefits, and loss carryforwards. Utilization of these deferred tax assets  is dependent on our future earnings. No valuation allowance has been established for these deferred tax assets, as we believe future earnings will be sufficient to ensure their utilization. If future earnings are no longer expected to be sufficient,  a valuation allowance will need to be established. Given the number of variables that impact the level of future earnings, it is not practicable to estimate a range of possible outcomes to the valuation of the deferred tax assets.

Recent Accounting Pronouncements

See Note 1 to our consolidated financial statements for a discussion of recent accounting pronouncements that have been implemented during the year and those that have been issued and will be implemented in the future.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a - 15(f). Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

We engage Ernst & Young LLP as the independent registered public accounting firm to audit our financial statements and internal control over financial reporting and express their opinion thereon. A copy of Ernst & Young LLP's audit opinions follows this letter.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
FBL Financial Group, Inc.

We have audited FBL Financial Group, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Management of FBL Financial Group, Inc. (the Company) is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, FBL Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013 of FBL Financial Group, Inc. and our report dated February 20, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Des Moines, Iowa
February 20, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders
FBL Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of FBL Financial Group, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FBL Financial Group, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations, comprehensive income and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FBL Financial Group, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 20, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Des Moines, Iowa
February 20, 2014

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2013	2012
Assets
Investments:
Fixed maturities - available for sale, at fair value (amortized cost: 2013 - $5,828,539; 2012 - $5,637,608)	$6,081,753	$6,265,745
Equity securities - available for sale, at fair value (cost: 2013 - $90,071; 2012 - $82,140)	91,555	86,253
Mortgage loans	575,861	554,843
Real estate	4,084	4,668
Policy loans	176,993	174,254
Short-term investments	108,677	74,516
Other investments	1,079	371
Total investments	7,040,002	7,160,650

Cash and cash equivalents	6,370	78,074
Securities and indebtedness of related parties	116,305	100,606
Accrued investment income	75,186	69,965
Amounts receivable from affiliates	3,145	3,931
Reinsurance recoverable	100,001	98,238
Deferred acquisition costs	335,514	204,326
Value of insurance in force acquired	23,579	17,154
Current income taxes recoverable	—	6,735
Other assets	67,266	59,238
Assets held in separate accounts	693,955	618,809

Total assets	$8,461,323	$8,417,726

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

	December 31,
	2013	2012
Liabilities and stockholders' equity
Liabilities:
Future policy benefits:
Interest sensitive products	$4,278,871	$4,050,846
Traditional life insurance and accident and health products	1,515,139	1,457,075
Other policy claims and benefits	45,530	39,072
Supplementary contracts without life contingencies	349,761	361,273
Advance premiums and other deposits	240,441	226,485
Amounts payable to affiliates	408	1,658
Long-term debt payable to affiliates	—	50,000
Long-term debt payable to non-affiliates	97,000	97,000
Current income taxes	1,499	—
Deferred income taxes	122,839	208,433
Other liabilities	71,089	94,828
Liabilities related to separate accounts	693,955	618,809
Total liabilities	7,416,532	7,205,479

Stockholders' equity:
FBL Financial Group, Inc. stockholders' equity
Preferred stock, without par value, at liquidation value - authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 24,742,942 shares in 2013 and 24,282,184 shares in 2012	134,993	115,706
Class B common stock, without par value - authorized 1,500,000 shares, issued and outstanding 11,413 shares in 2013 and 1,192,890 in 2012	72	7,522
Accumulated other comprehensive income	119,067	289,853
Retained earnings	787,609	796,110
Total FBL Financial Group, Inc. stockholders' equity	1,044,741	1,212,191
Noncontrolling interest	50	56
Total stockholders' equity	1,044,791	1,212,247
Total liabilities and stockholders' equity	$8,461,323	$8,417,726
See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Year ended December 31,
	2013	2012	2011
Revenues:
Interest sensitive product charges	$111,575	$101,410	$97,103
Traditional life insurance premiums	180,944	175,086	168,519
Net investment income	370,651	361,324	343,310
Net realized capital gains on sales of investments	15,967	17,479	5,355

Total other-than-temporary impairment losses	(6,662)	(26,399)	(20,206)
Non-credit portion in other comprehensive income/loss	4,250	9,372	6,555
Net impairment losses recognized in earnings	(2,412)	(17,027)	(13,651)
Other income	14,506	17,268	17,701
Total revenues	691,231	655,540	618,337

Benefits and expenses:
Interest sensitive product benefits	203,599	196,387	192,082
Traditional life insurance benefits	160,471	156,290	148,959
Policyholder dividends	13,319	14,275	17,030
Underwriting, acquisition and insurance expenses	138,260	141,906	128,184
Interest expense	6,863	7,952	8,532
Loss on debt redemption	—	33	33,176
Other expenses	18,414	20,513	20,652
Total benefits and expenses	540,926	537,356	548,615
	150,305	118,184	69,722
Income taxes	(49,322)	(40,071)	(18,797)
Equity income, net of related income taxes	7,410	4,683	1,284
Net income from continuing operations	108,393	82,796	52,209
Discontinued operations:
Loss on sale of subsidiary, net of tax benefit ($1,213 in 2012 and $29,198 in 2011)	—	(2,252)	(54,143)
Income (loss) from discontinued operations, net of tax	—	(687)	42,679
Total loss from discontinued operations	—	(2,939)	(11,464)
Net income	108,393	79,857	40,745
Net loss (income) attributable to noncontrolling interest	165	83	(6)
Net income attributable to FBL Financial Group, Inc.	$108,558	$79,940	$40,739

Earnings per common share:
Income from continuing operations	$4.25	$3.01	$1.69
Loss from discontinued operations	—	(0.11)	(0.37)
Earnings per common share	$4.25	$2.90	$1.32
Earnings per common share - assuming dilution:
Income from continuing operations	$4.21	$2.97	$1.67
Loss from discontinued operations	—	(0.10)	(0.37)
Earnings per common share - assuming dilution	$4.21	$2.87	$1.30

Cash dividends per common share	$0.5200	$0.4000	$0.2875
Special cash dividend per common share	$2.0000	$—	$—

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year ended December 31,
	2013	2012	2011
Net income	$108,393	$79,857	$40,745
Other comprehensive income (loss) (1)
Change in net unrealized investment gains/losses	(169,894)	126,043	130,467
Non-credit impairment losses	(2,690)	(5,984)	(4,261)
Change in underfunded status of postretirement benefit plans	1,798	(8,051)	(5)
Total other comprehensive income (loss), net of tax	(170,786)	112,008	126,201
Total comprehensive income (loss), net of tax	(62,393)	191,865	166,946
Comprehensive loss (income) attributable to noncontrolling interest	165	83	(6)
Total comprehensive income (loss) applicable to FBL Financial Group, Inc.	$(62,228)	$191,948	$166,940

(1)
Other comprehensive income is recorded net of deferred income taxes and other adjustments for assumed changes in deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)

	FBL Financial Group, Inc. Stockholders' Equity
	Series B Preferred Stock	Class A and Class B Common Stock	Accumulated Other Comprehensive Income	Retained Earnings	Non- controlling Interest	Total Stockholders' Equity
Balance at January 1, 2011	$3,000	$125,687	$51,644	$864,302	$92	$1,044,725
Net income	—	—	—	40,739	6	40,745
Other comprehensive income	—	—	126,201	—	—	126,201
Issuance of common stock under compensation plans	—	13,277	—	—	—	13,277
Purchase of common stock	—	(1,758)	—	(11,861)	—	(13,619)
Dividends on preferred stock	—	—	—	(150)	—	(150)
Dividends on common stock	—	—	—	(8,767)	—	(8,767)
Receipts related to noncontrolling interest	—	—	—	—	17	17
Balance at December 31, 2011	3,000	137,206	177,845	884,263	115	1,202,429
Net income	—	—	—	79,940	(83)	79,857
Other comprehensive income	—	—	112,008	—	—	112,008
Issuance of common stock under compensation plans	—	10,901	—	—	—	10,901
Purchase of common stock	—	(24,879)	—	(157,011)	—	(181,890)
Dividends on preferred stock	—	—	—	(150)	—	(150)
Dividends on common stock	—	—	—	(10,932)	—	(10,932)
Receipts related to noncontrolling interest	—	—	—	—	24	24
Balance at December 31, 2012	3,000	123,228	289,853	796,110	56	1,212,247
Net income	—	—	—	108,558	(165)	108,393
Other comprehensive income (loss)	—	—	(170,786)	—	—	(170,786)
Issuance of common stock under compensation plans	—	20,156	—	—	—	20,156
Purchase of common stock	—	(8,319)	—	(52,284)	—	(60,603)
Dividends on preferred stock	—	—	—	(150)	—	(150)
Dividends on common stock	—	—	—	(64,625)	—	(64,625)
Receipts related to noncontrolling interest	—	—	—	—	159	159
Balance at December 31, 2013	$3,000	$135,065	$119,067	$787,609	$50	$1,044,791

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended December 31,
	2013	2012	2011
Operating activities (1)
Net income	$108,393	$79,857	$40,745
Adjustments to reconcile net income to net cash provided by operating activities:
Interest credited to account balances	144,906	141,490	449,164
Charges for mortality, surrenders and administration	(100,820)	(95,437)	(111,881)
Net realized gains on investments	(13,555)	(452)	(30,096)
Change in fair value of derivatives	(955)	259	(64,940)
Increase in liabilities for traditional life and accident and health benefits	58,064	55,081	39,585
Deferral of acquisition costs	(43,452)	(47,552)	(109,803)
Amortization of deferred acquisition costs and value of insurance in force	33,076	43,466	139,784
Change in reinsurance recoverable	(1,763)	(3,553)	12,195
Provision for deferred income taxes	6,058	48,789	(35,865)
Loss on sale of subsidiary	—	2,252	54,143
Loss on debt redemption	—	33	33,176
Other	(7,677)	(17,754)	(56,781)
Net cash provided by operating activities	182,275	206,479	359,426

Investing activities (1)
Sales, maturities or repayments:
Fixed maturities - available for sale	720,316	653,067	1,267,355
Equity securities - available for sale	12,810	12,860	2,505
Mortgage loans	64,215	71,544	87,847
Derivative instruments	506	161	55,349
Policy loans	34,946	35,907	38,344
Securities and indebtedness of related parties	10,381	302	86
Other investments	30	—	—
Real estate	1,957	—	1,331
Acquisitions:
Fixed maturities - available for sale	(893,555)	(1,086,107)	(1,769,476)
Equity securities - available for sale	(26,740)	(38,994)	(4,643)
Mortgage loans	(87,568)	(75,780)	(49,303)
Derivative instruments	(607)	(223)	(63,478)
Policy loans	(37,685)	(37,793)	(40,371)
Securities and indebtedness of related parties	(30,960)	(38,153)	(26,680)
Short-term investments, net change	(34,161)	(32,760)	306,839
Purchases and disposals of property and equipment, net	(11,846)	(3,422)	(5,008)
Proceeds received (returned) from sale of subsidiary	—	(9,315)	471,431
Net cash provided by (used in) investing activities	(277,961)	(548,706)	272,128

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Year ended December 31,
	2013	2012	2011
Financing activities (1)
Contract holder account deposits	$565,255	$629,700	$1,327,043
Contract holder account withdrawals	(384,914)	(361,189)	(1,391,312)
Transfer from (to) restricted debt defeasance trusts	—	211,627	(211,627)
Repayments of debt	(50,000)	(174,258)	(50,000)
Receipts related to noncontrolling interests, net	159	24	17
Excess tax deductions on stock-based compensation	1,964	2,393	656
Repurchase of common stock, net	(43,707)	(173,253)	(5,869)
Dividends paid	(64,775)	(11,082)	(8,917)
Net cash provided by (used in) financing activities	23,982	123,962	(340,009)
Increase (decrease) in cash and cash equivalents	(71,704)	(218,265)	291,545
Cash and cash equivalents at beginning of year	78,074	296,339	4,794
Cash and cash equivalents at end of year	$6,370	$78,074	$296,339

Supplemental disclosures of cash flow information (1)
Cash paid (received) during the year for:
Interest	$7,104	$11,383	$22,298
Income taxes	21,001	(27,957)	52,852
Non-cash operating activity:
Deferral of sales inducements	1,477	1,872	51,502
Net assets of subsidiary sold	—	—	(543,990)
Non-cash financing activity:
Refinancing of debt payable to affiliates	—	—	100,000

(1)
Our consolidated statements of cash flows combine the cash flows from discontinued operations with the cash flows from continuing operations within each major category (operating, investing and financing) of the statements and supplemental disclosures.

See accompanying notes.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

Nature of Business

FBL Financial Group, Inc. (we or the Company) operates predominantly in the life insurance industry through its principal subsidiary, Farm Bureau Life Insurance Company (Farm Bureau Life). Farm Bureau Life markets individual life insurance policies and annuity contracts to Farm Bureau members and other individuals and businesses in the Midwestern and Western sections of the United States through an exclusive agency force. Greenfields Life Insurance Company (Greenfields), a subsidiary of Farm Bureau Life, was launched in early 2013 and offers life and annuity products in the state of Colorado. Several subsidiaries support various functional areas of Farm Bureau Life and other affiliates by providing investment advisory, marketing and distribution, and leasing services. In addition, we manage two Farm Bureau affiliated property-casualty companies.

See Note 15 for information on the sale of our former subsidiary, EquiTrust Life Insurance Company (EquiTrust Life). Financial results of this business component have been reclassified to discontinued operations in the prior period financial statements and excluded from the notes to the consolidated financial statements, unless otherwise noted.

Consolidation

Our consolidated financial statements include the financial statements of the Company and its direct and indirect subsidiaries. All significant intercompany transactions have been eliminated.

Future Adoption of Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (FASB) issued guidance related to accounting for investments in low income housing tax credit limited partnerships. Presently, we account for these investments under the equity method and include related tax benefits as a component of equity income. The new guidance requires us to account for these partnerships using the proportional amortization method, which amortizes the acquisition cost of the partnership in proportion to the recognition of the tax credits associated with these projects. The tax credits, net of the amortization of the partnership interest, will be recognized as a component of income taxes. This guidance must be applied retrospectively and will be effective for fiscal years beginning after December 15, 2014, with early adoption permitted. We are currently evaluating the impact of this new guidance.

Investments

Fixed Maturities and Equity Securities

Fixed maturities, comprised of bonds, redeemable preferred stock and certain non-redeemable preferred stock, which may be sold, are designated as "available for sale." Available-for-sale securities are reported at fair value and unrealized gains and losses on these securities, with the exception of unrealized gains and losses relating to synthetic collateralized debt obligations, are included directly in stockholders' equity as a component of accumulated other comprehensive income. Unrealized gains and losses relating to synthetic collateralized debt obligations are recorded as a component of net investment income in the consolidated statements of operations. The unrealized gains and losses are reduced by a provision for deferred income taxes and adjustments to deferred acquisition costs, value of insurance in force acquired and unearned revenue reserve that would have been required as a charge or credit to income had such amounts been realized.

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

Real Estate

Real estate is reported at cost less allowances for depreciation, as applicable. The carrying value of these assets is subject to regular review. For properties not held for sale, if indicators of impairment are present and a property's expected undiscounted cash flows are not sufficient to recover the property's carrying value, an impairment loss is recognized and the property's cost basis is reduced to fair value. If the fair value, less estimated sales costs, of real estate held for sale decreases to an amount lower than its carrying value, the carrying value of the real estate is reduced by the establishment of a valuation allowance recognized as a realized loss on investments. There was one property held for investment with a valuation allowance of less than $0.1 million as of December 31, 2013 and 2012. There were no properties held for sale as of December 31, 2013 and no properties held for sale with a valuation allowance as of 2012.

Other Investments

Policy loans are reported at unpaid principal balance. Short-term investments, which include investments with remaining maturities of one year or less, but greater than three months at the time of acquisition, are reported at cost adjusted for amortization of premiums and accrual of discounts. Other investments include call options, which are carried at fair value, and our ownership interest in aircraft acquired in a troubled debt restructuring with a bond issuer that filed for bankruptcy. The ownership interest in the aircraft is reported at cost, less accumulated depreciation.

We have embedded derivatives associated with modified coinsurance contracts, which are included within reinsurance recoverable. These instruments are carried at fair value with changes reflected in net investment income. See Note 2 for more information regarding our derivative instruments.

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

Fair Values

Fair values of fixed maturities are based on quoted market prices in active markets when available. Fair values of fixed maturities that are not actively traded are estimated using valuation methods that vary by asset class. Fair values of redeemable preferred stocks, equity securities and derivative investments are based on the latest quoted market prices, or for those items not readily marketable, generally at values which are representative of the fair values of comparable issues. Fair values for all securities are reviewed for reasonableness by considering overall market conditions and values for similar securities. See Note 3 for more information on our fair value policies, including assumptions and the amount of securities priced using the valuation models.

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

Fair values for the embedded derivatives in our modified coinsurance contracts are based on the difference between the fair value and the cost basis of the underlying investments. See Note 2 for more information regarding derivatives and Note 4 for additional details on our reinsurance agreements.

Deferred Acquisition Costs and Value of Insurance In Force Acquired

Deferred acquisition costs include certain costs of successfully acquiring new insurance business, including commissions and other expenses related to the production of new business, to the extent recoverable from future policy revenues and gross profits. Also included are premium bonuses and bonus interest credited to contracts during the first contract year only. The value of insurance in force acquired represents the cost assigned to insurance contracts when an insurance company is acquired. The initial value is determined by an actuarial study using expected future gross profits as a measurement of the net present value of the insurance acquired. Interest accrued on the unamortized balance at a weighted average rate of 4.56% in 2013, 4.70% in 2012 and 4.72% in 2011.

For participating traditional life insurance and interest sensitive products, these costs are being amortized generally in proportion to expected gross margins or gross profits. That amortization is adjusted retrospectively through an unlocking process when estimates of current or future gross profits/margins (including the impact of investment gains and losses) to be realized from a group of products are revised. For nonparticipating traditional life products, these costs are amortized over the premium paying period of the related policies, in proportion to the ratio of annual premium revenues to total anticipated premium revenues. Such anticipated premium revenues are estimated using the same assumptions used for computing liabilities for future policy benefits.

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

Effective January 1, 2012, we retroactively adopted guidance issued by the FASB that narrowed the definition of deferrable acquisition costs associated with acquiring or renewing insurance contracts. In addition, during 2011, refinements were made to the methods and assumptions used to calculate the amortization of value of insurance in force and deferred acquisition costs, which increased net income from continuing operations $4.8 million ($0.15 per basic and diluted common share).

Other Assets

Other assets include property and equipment, primarily comprised of capitalized software costs and furniture and equipment, which are reported at cost less allowances for depreciation and amortization. We expense costs incurred in the preliminary stages of developing internal-use software as well as costs incurred post-implementation for maintenance. Capitalization of internal-use software costs occurs after management has authorized the project and it is probable that the software will be used as intended. Amortization of software costs begins after the software has been placed in production. Depreciation and amortization expense is computed primarily using the straight-line method over the estimated useful lives of the assets, which range from two to twenty years. Property and equipment had a carrying value of $25.8 million at December 31, 2013 and $18.6 million at December 31, 2012, and accumulated depreciation and amortization of $50.3 million at December 31, 2013 and $65.9 million at December 31, 2012. Depreciation and amortization expense for property and equipment was $4.6 million in 2013, $4.8 million in 2012 and $3.5 million in 2011.

Other assets at December 31, 2013 and 2012, also includes goodwill of $9.9 million related to the excess of the amounts paid to acquire companies over the fair value of the net assets acquired. Goodwill is not amortized but is subject to annual impairment testing. We evaluate our goodwill balance by comparing the fair value of our reporting units to the carrying value of the goodwill. We conduct our impairment review at least annually as well as when circumstances suggest an impairment may have occurred. Such circumstances include changes in the competitive or overall economic environment or other business condition changes that may negatively impact the value of the underlying business. On a periodic basis, as well as in the event circumstances indicate the value of the business may have declined significantly, we will estimate the value of the business using discounted cash flow techniques. In the event that we were to dispose of a reporting unit, a discounted cash flow approach would be used to estimate the fair value of that reporting unit. We believe this approach better approximates the fair value of our goodwill than a market capitalization approach. A number of significant assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including future premiums, product lapses, investment yields and discount rate. Underlying assumptions are based on historical experience and our best estimates given information available at the time of testing. As a result of our impairment review, we have determined our goodwill was not impaired as of December 31, 2013 or 2012.

Future Policy Benefits

Future policy benefit reserves for interest sensitive products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances. Interest crediting rates for our interest sensitive products ranged from 1.00% to 5.50% in 2013, 2012 and 2011.

The liability for future policy benefits for direct participating traditional life insurance is based on net level premium reserves, including assumptions as to interest, mortality and other factors underlying the guaranteed policy cash values. Reserve interest assumptions are level and range from 2.00% to 6.00%. The average rate of assumed investment yields used in estimating gross margins was 5.84% in 2013 and 2012 and 6.04% in 2011. The liability for future policy benefits for non-participating traditional life insurance is computed using a net level method, including assumptions as to mortality, persistency and interest and includes provisions for possible unfavorable deviations.

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

We have accrued dividends for participating business that are established for anticipated amounts earned to date that have not been paid. The declaration of future dividends for participating business is at the discretion of the Board of Directors of Farm Bureau Life. Participating business accounted for 30% of receipts from policyholders during 2013 (2012 - 35% and 2011 - 38%) and represented 11% of life insurance in force at December 31, 2013, and 12% in 2012 and 2011.

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

Separate Accounts

The separate account assets and liabilities reported in our accompanying consolidated balance sheets represent funds that are separately administered for the benefit of certain policyholders that bear the underlying investment risk. The separate account assets are carried at fair value and separate account liabilities represent policy account balances before applicable surrender charges. Revenues and expenses related to the separate account assets and liabilities, to the extent of benefits paid or provided to the separate account policyholders, are excluded from the amounts reported in the accompanying consolidated statements of operations.

Recognition of Premium Revenues and Costs

Revenues for interest sensitive and variable products consist of policy charges for the cost of insurance, asset charges, administration charges, amortization of policy initiation fees and surrender charges assessed against policyholder account balances. The timing of revenue recognition as it relates to these charges and fees is determined based on the nature of such charges and fees. Policy charges for the cost of insurance, asset charges and policy administration charges are assessed on a daily or monthly basis and are recognized as revenue when assessed and earned. Certain policy initiation fees that represent compensation for services to be provided in the future are reported as unearned revenue and recognized in income over the periods benefited. Surrender charges are determined based upon contractual terms and are recognized upon surrender of a contract. Policy benefits and claims charged to expense include interest amounts credited to policyholder account balances and benefit claims incurred in excess of policyholder account balances during the period. Amortization of deferred acquisition costs is recognized as expense over the life of the policy.

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

Underwriting, Acquisition and Insurance Expenses

	Year ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	$27,410	$23,712	$23,950
Amortization of deferred acquisition costs	29,908	37,651	34,819
Amortization of value of insurance in force acquired	2,565	5,562	(4,658)
Other underwriting, acquisition and insurance expenses, net of deferrals	78,377	74,981	74,073
Total	$138,260	$141,906	$128,184

Other Income and Other Expenses

Other income and other expenses primarily consist of revenue and expenses generated by our various non-insurance subsidiaries for investment advisory, marketing and distribution, and leasing services. They also include revenues and expenses generated by our parent company for management services. Certain of these activities are performed on behalf of our affiliates. Lease income from leases with affiliates totaled $2.2 million in 2013, $2.4 million in 2012 and $1.8 million in 2011. Investment advisory fee income from affiliates totaled $1.7 million in 2013, $1.5 million in 2012 and $1.2 million in 2011. In addition, Farm Bureau Life has certain items reported as other income and other expense, which netted to $3.0 million in 2013, $3.3 million in 2012 and $3.2 million in 2011. During 2012, we also received fees of $3.5 million from the acquirer of EquiTrust Life to provide administrative support and transition services. We expense legal costs associated with a loss contingency as incurred.

Discontinued Operations

Upon the sale of EquiTrust Life our independent distribution business segment was discontinued. Discontinued operations are those in which we no longer have any significant continuing involvement in the operations after the disposal transaction. The results of discontinued operations are segregated from our continuing operations and reported as income (loss) from discontinued operations in the consolidated statements of operations for current and prior periods. The loss recognized on the disposal is also reported as a component of discontinued operations. Components of the income (loss) from discontinued operations are separately disclosed in Note 15.

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

Retirement and Compensation Plans

We participate with several affiliates in several defined benefit pension plans, including a multiemployer plan. We employ a long-term investment strategy of maintaining diversified plan assets. The expected return on plan assets is set at the long-term rate expected to be earned based on the long-term investment strategy of the plans for assets at the end of the reporting period.

We have a Cash-Based Restricted Stock Unit Plan. Performance and non-performance units are awarded under this plan. In addition to meeting the performance goals, the performance units are subject to a five-year vesting schedule. The non-performance units awarded under this plan vest over five years. The amount payable per unit awarded is equal to the price per share of the Company's common stock at settlement of the award, and as such, we measure the value of the award each reporting period based on the current stock price. The expense related to the performance units is based on the number of units expected to vest and is recognized over the required service period. The expense related to the non-performance units is recognized over the five-year vesting schedule. The impact of forfeitures is estimated and compensation expense is recognized only for those units expected to vest.

We also have share-based payment arrangements under our Class A Common Stock Compensation Plan, although no new awards have been made since 2011. We recognize compensation expense for all share-based payments granted, modified or settled. The stock option non-performance related stock-based expense is recognized over the shorter of our five-year vesting schedule or the period ending when the employee becomes eligible for retirement using the straight-line method. The performance related stock-based expense is based on the number of shares expected to vest and is recognized over the required service period. The impact of forfeitures is estimated and compensation expense is recognized only for those stock-based instruments expected to vest. We report tax deductions related to stock-based instruments in excess of recognized compensation expense as a financing cash flow.

See Note 8 for additional details on these plans.

Comprehensive Income

Comprehensive income includes net income, as well as other comprehensive income items not recognized through net income. Other comprehensive income includes unrealized gains and losses on our available-for-sale securities and certain interest rate swaps held in prior years, as well as the unfunded obligation for postretirement benefit plans. These items are included in accumulated other comprehensive income, net of tax and other offsets, in stockholders' equity. The changes in unrealized gains and losses reported in our Statement of Comprehensive Income, excludes net investment gains and losses included in net income which represent transfers from unrealized to realized gains and losses. These transfers are further discussed in Note 7. The components of the unfunded obligation for postretirement benefit plans are provided in Note 8.

Dividend Restriction

We have agreed that we will not pay dividends on the Class A or Class B Common Stock, nor on the Series B Preferred Stock, if we are in default of the Subordinated Deferrable Interest Note Agreement dated May 30, 1997 with FBL Financial Group Capital Trust. We are compliant with all terms of this agreement at December 31, 2013. See Note 6 for additional information regarding this agreement.

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

2. Investment Operations

Fixed Maturity and Equity Securities

Available-For-Sale Fixed Maturity and Equity Securities by Investment Category

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit losses on other-than-temporary impairments (1)
	(Dollars in thousands)
Fixed maturities:
Corporate (2)	$3,142,476	$229,151	$(64,848)	$3,306,779	$329
Residential mortgage-backed	492,990	35,676	(7,938)	520,728	(4,155)
Commercial mortgage-backed	391,845	20,014	(7,192)	404,667	—
Other asset-backed	444,047	19,169	(6,673)	456,543	1,725
United States Government and agencies	39,261	4,218	(198)	43,281	—
State, municipal and other governments	1,317,920	60,869	(29,034)	1,349,755	—
Total fixed maturities	$5,828,539	$369,097	$(115,883)	$6,081,753	$(2,101)

Equity securities:
Non-redeemable preferred stocks	$65,692	$3,141	$(2,383)	$66,450	$—
Common stocks	24,379	726	—	25,105	—
Total equity securities	$90,071	$3,867	$(2,383)	$91,555	$—

Available-For-Sale Fixed Maturity and Equity Securities by Investment Category

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit losses on other-than-temporary impairments (1)
	(Dollars in thousands)
Fixed maturities:
Corporate (2)	$2,906,622	$399,144	$(10,183)	$3,295,583	$(2,913)
Residential mortgage-backed	632,955	47,459	(6,232)	674,182	(5,164)
Commercial mortgage-backed	463,504	49,173	(1,858)	510,819	—
Other asset-backed	485,796	16,981	(13,064)	489,713	(4,788)
United States Government and agencies	42,079	6,930	—	49,009	—
State, municipal and other governments	1,106,652	142,704	(2,917)	1,246,439	—
Total fixed maturities	$5,637,608	$662,391	$(34,254)	$6,265,745	$(12,865)

Equity securities:
Non-redeemable preferred stocks	$56,909	$4,251	$(668)	$60,492	$—
Common stocks	25,231	530	—	25,761	—
Total equity securities	$82,140	$4,781	$(668)	$86,253	$—

(1)
Non-credit losses subsequent to the initial impairment measurement date on other-than-temporary impairments are included in the gross unrealized gains and losses column above. The non-credit loss component of OTTI losses for corporate and other asset-backed securities were in an unrealized gain position at December 31, 2013 due to increases in estimated fair value subsequent to initial recognition of non-credit losses on such securities.

(2)
Corporate securities include hybrid preferred securities with a carrying value of $76.3 million at December 31, 2013 and $99.6 million at December 31, 2012. Corporate securities also include redeemable preferred stock with a carrying value of $17.1 million at December 31, 2013 and $5.6 million at December 31, 2012.

Short-term investments have been excluded from the above schedules as amortized cost approximates fair value for these securities.

Available-For-Sale Fixed Maturities by Maturity Date

	December 31, 2013
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$75,383	$76,935
Due after one year through five years	691,894	764,826
Due after five years through ten years	1,014,618	1,085,568
Due after ten years	2,717,762	2,772,486
	4,499,657	4,699,815
Mortgage-backed and other asset-backed	1,328,882	1,381,938
Total fixed maturities	$5,828,539	$6,081,753

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Fixed maturities not due at a single maturity date have been included in the above table in the year of final contractual maturity.

Net Unrealized Gains (Losses) on Investments in Accumulated Other Comprehensive Income

	December 31,
	2013	2012
	(Dollars in thousands)
Net unrealized appreciation on:
Fixed maturities - available for sale	$253,214	$628,137
Equity securities - available for sale	1,484	4,113
	254,698	632,250
Adjustments for assumed changes in amortization pattern of:
Deferred acquisition costs	(55,550)	(172,320)
Value of insurance in force acquired	(6,356)	(15,346)
Unearned revenue reserve	2,790	13,554
Adjustments for assumed changes in policyholder liabilities	(2,957)	—
Provision for deferred income taxes	(67,404)	(160,333)
Net unrealized investment gains	$125,221	$297,805

Change in Unrealized Appreciation/Depreciation of Investments - Recorded in Accumulated Other Comprehensive Income

	Year ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Fixed maturities - available for sale	$(374,923)	$247,581	$278,142
Equity securities - available for sale	(2,629)	2,378	161
Interest rate swaps	—	—	121
Change in unrealized appreciation/depreciation of investments	$(377,552)	$249,959	$278,424

The changes in net unrealized investment gains and losses are recorded net of deferred income taxes and other adjustments for assumed changes in deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities. Subsequent changes in fair value of securities for which a previous non-credit other-than-temporary impairment loss was recognized in accumulated other comprehensive income are reported along with changes in fair value for which no other-than-temporary impairment losses were previously recognized.

Fixed Maturity and Equity Securities with Unrealized Losses by Length of Time

	December 31, 2013
	Less than one year		One year or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$802,161	$(60,138)	$43,500	$(4,710)	$845,661	$(64,848)	56.0%
Residential mortgage-backed	92,020	(3,548)	20,948	(4,390)	112,968	(7,938)	6.8
Commercial mortgage-backed	53,647	(4,454)	28,054	(2,738)	81,701	(7,192)	6.2
Other asset-backed	101,961	(1,109)	33,170	(5,564)	135,131	(6,673)	5.8
United States Government and agencies	4,407	(198)	—	—	4,407	(198)	0.2
State, municipal and other governments	353,120	(25,700)	19,165	(3,334)	372,285	(29,034)	25.0
Total fixed maturities	$1,407,316	$(95,147)	$144,837	$(20,736)	$1,552,153	$(115,883)	100.0%

Equity securities:
Non-redeemable preferred stocks	$31,639	$(1,756)	$4,373	$(627)	$36,012	$(2,383)
Total equity securities	$31,639	$(1,756)	$4,373	$(627)	$36,012	$(2,383)

	December 31, 2012
	Less than one year		One year or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$123,610	$(2,120)	$87,176	$(8,063)	$210,786	$(10,183)	29.7%
Residential mortgage-backed	10,560	(85)	32,884	(6,147)	43,444	(6,232)	18.2
Commercial mortgage-backed	27,073	(380)	32,697	(1,478)	59,770	(1,858)	5.4
Other asset-backed	31,749	(512)	50,468	(12,552)	82,217	(13,064)	38.1
State, municipal and other governments	33,228	(542)	15,932	(2,375)	49,160	(2,917)	8.6
Total fixed maturities	$226,220	$(3,639)	$219,157	$(30,615)	$445,377	$(34,254)	100.0%

Equity securities:
Non-redeemable preferred stocks	$3,858	$(32)	$7,364	$(636)	$11,222	$(668)
Total equity securities	$3,858	$(32)	$7,364	$(636)	$11,222	$(668)

Included in fixed maturities in the above table are 440 securities from 366 issuers at December 31, 2013 and 140 securities from 116 issuers at December 31, 2012. The unrealized losses in fixed maturities are generally due to an increase in risk free rates relative to the risk free rates when the securities were purchased. We do not intend to sell or believe we will be required to sell any of our impaired fixed maturities before recovery of their amortized cost basis. The following summarizes the more significant unrealized losses of fixed maturities and equity securities by investment category as of December 31, 2013.

Corporate securities: The largest unrealized losses are in the utilities sector ($206.2 million carrying value and $20.0 million unrealized loss). The largest unrealized losses in the utilities sector were in the electric ($141.6 million carrying value and $14.2 million unrealized loss) and the gas-pipeline ($50.4 million carrying value and $4.5 million unrealized loss) sub-sectors. The majority of losses in the sector are primarily attributable to general changes in market interest rates for corporate securities.

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

Other asset-backed securities: The unrealized losses on other asset-backed securities were primarily due to market concerns regarding defaults on subprime mortgages and home equity loans. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on mortgages and other assets backing the securities.

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

Excluding mortgage and asset-backed securities, no securities from the same issuer had an aggregate unrealized loss in excess of $1.8 million at December 31, 2013, with the largest unrealized loss from an insurance carrier in the financial sector. With respect to mortgage and asset-backed securities not backed by the United States Government, no securities from the same issuer had an aggregate unrealized loss in excess of $4.0 million at December 31, 2013, which consists of two different securities from the same issuer that are backed by different pools of Alt-A residential mortgage loans. Both securities are rated non-investment grade and the largest unrealized loss totaled $2.1 million.

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

Any loan delinquent on contractual payments is considered non-performing. At December 31, 2013, there were no non-performing loans over 90 days past due on contractual payments. At December 31, 2012, there were two non-performing loans over 90 days past due on contractual payments with a carrying value of $16.4 million. Interest income is accrued on impaired loans to the extent it is deemed collectible (delinquent less than 90 days) and the loan continues to perform under its original or restructured contractual terms. Interest income on non-performing loans is generally recognized on a cash basis. Once mortgage loans are classified as nonaccrual loans, the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan has been restructured to where the collection of interest is considered likely. We did not accrue interest on the two loans at December 31, 2012.

Mortgage Loans by Collateral Type

	December 31, 2013		December 31, 2012
Collateral Type	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
Office	$241,951	42.0%	$218,837	39.4%
Retail	194,053	33.7	184,135	33.2
Industrial	126,151	21.9	133,149	24.0
Other	13,706	2.4	18,722	3.4
Total	$575,861	100.0%	$554,843	100.0%

Mortgage Loans by Geographic Location within the United States

	December 31, 2013		December 31, 2012
Region of the United States	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
South Atlantic	$170,529	29.6%	$164,294	29.6%
Pacific	92,538	16.1	81,333	14.7
West North Central	85,629	14.9	77,798	14.0
East North Central	79,128	13.7	81,015	14.6
Mountain	53,460	9.3	48,881	8.8
West South Central	39,780	6.9	42,141	7.6
Other	54,797	9.5	59,381	10.7
Total	$575,861	100.0%	$554,843	100.0%

Mortgage Loans by Loan-to-Value Ratio

	December 31, 2013		December 31, 2012
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
0% - 50%	$149,719	26.0%	$173,040	31.2%
50% - 60%	202,025	35.1	156,633	28.2
60% - 70%	204,460	35.5	186,738	33.7
70% - 80%	15,559	2.7	36,857	6.6
80% - 90%	4,098	0.7	1,575	0.3
Total	$575,861	100.0%	$554,843	100.0%

The loan-to-value ratio is determined using the most recent appraised value. Appraisals are updated periodically including when there is indication of a possible significant collateral decline or loan modification and refinance requests.

Mortgage Loans by Year of Origination

	December 31, 2013		December 31, 2012
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
2013	$84,478	14.7%	—	—%
2012	72,792	12.6	75,173	13.6
2011	48,190	8.4	47,405	8.5
2010	26,173	4.5	27,422	4.9
2008	68,323	11.9	70,346	12.7
2007 and prior	275,905	47.9	334,497	60.3
Total	$575,861	100.0%	$554,843	100.0%

Impaired Mortgage Loans
	December 31,
	2013	2012
	(Dollars in thousands)
Unpaid principal balance	$22,100	$10,046
Less:
Related allowance	888	1,694
Discount	429	—
Carrying value of impaired mortgage loans	$20,783	$8,352

Allowance on Mortgage Loans
	Year ended December 31,
	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$1,694	$1,759
Allowances established	804	335
Charge offs	(1,610)	(400)
Balance at end of period	$888	$1,694

Components of Net Investment Income

	Year ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Fixed maturities - available for sale	$328,979	$318,364	$302,272
Equity securities - available for sale	4,295	3,508	3,368
Mortgage loans	32,447	32,369	34,619
Real estate	331	—	367
Policy loans	8,502	8,997	9,235
Short-term investments, cash and cash equivalents	102	215	50
Prepayment fee income and other	5,098	6,737	2,238
	379,754	370,190	352,149
Less investment expenses	(9,103)	(8,866)	(8,839)
Net investment income	$370,651	$361,324	$343,310

Realized Gains (Losses) - Recorded in Income

	Year ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Realized gains (losses) on sales of investments
Fixed maturities:
Gross gains	$18,495	$16,982	$5,715
Gross losses	(2,374)	(541)	(368)
Equity securities	—	309	(5)
Mortgage loans	—	767	—
Real estate	12	(25)	—
Other	(166)	(13)	13
Impairment losses recognized in earnings:
Credit-related portion of fixed maturity losses (1)	(618)	(5,264)	(1,454)
Other credit-related (2)	(1,794)	(11,763)	(12,197)
Realized gains (losses) on investments recorded in income	$13,555	$452	$(8,296)

(1)
Amount represents the credit-related losses recognized for fixed maturities which were not written down to fair value. As discussed above the non-credit portion of the losses have been recognized in other comprehensive income (loss).

(2)	Amount represents credit-related losses for mortgage loans, real estate and fixed maturities written down to fair value.

Proceeds from sales of fixed maturities were $138.4 million in 2013, $156.3 million in 2012 and $70.7 million in 2011.

Included in the net impairment loss recognized in earnings in 2011 is an other than temporary impairment of $4.7 million related to an equity method investment held as Securities and Indebtedness of related parties, which was undergoing financial difficulties as a result of class action litigation.

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

	Year ended December 31,
	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$(27,712)	$(22,746)
Increases for which an impairment was not previously recognized	—	(3,815)
Increases to previously impaired investments	(618)	(1,449)
Reductions due to investments sold	5,944	215
Reductions due to change of intent to not hold investments	794	83
Balance at end of period	$(21,592)	$(27,712)

Variable Interest Entities

We evaluate our variable interest entity (VIE) investees to determine whether the level of our direct ownership interest, our rights to manage operations or our obligation to provide ongoing financial support are such that we are the primary beneficiary of the entity, and are then required to consolidate it for financial reporting purposes. None of our VIE investees were required to be consolidated during 2013, 2012 or 2011. Our VIE investments are as follows:

	December 31, 2013		December 31, 2012
	Carrying Value	Maximum Exposure to Loss	Carrying Value	Maximum Exposure to Loss
	(Dollars in thousands)
Real estate limited partnerships	$17,646	$17,646	$16,914	$16,914

The real estate limited partnerships had revenues totaling $4.3 million for 2013, $4.1 million for 2012 and $4.9 million for 2011. We may make commitments to fund partnership investments in the normal course of business. We did not have any other commitments to investees designated as VIE's during the years ended December 31, 2013, 2012 or 2011.

Derivative Instruments

We are not significantly involved in hedging activities and have limited exposure to derivatives. We do not apply hedge accounting to any of our derivative positions. Derivative assets, which are primarily reported in reinsurance recoverable and other investments, totaled $3.7 million at December 31, 2013 and $5.6 million at December 31, 2012. Our derivative assets consist of derivatives embedded within our modified coinsurance agreements and call options which provide an economic hedge for a small block of index annuity contracts. Derivative liabilities totaled $0.3 million at December 31, 2013 and $0.5 million at December 31, 2012 and include derivatives embedded within our index annuity contracts and derivatives embedded within our modified coinsurance agreements. The net gain (loss) recognized on these derivatives was included in net investment income and interest sensitive benefits and totaled ($1.5) million in 2013, $1.6 million in 2012 and ($0.5) million in 2011.

Other

At December 31, 2013, affidavits of deposits covering investments with a carrying value totaling $6,480.9 million were on deposit with state agencies to meet regulatory requirements. Fixed maturities with a carrying value of $356.0 million were on deposit with the Federal Home Loan Bank (FHLB) as collateral for funding agreements.

At December 31, 2013, we had committed to provide additional funds for investments in limited partnerships. The amounts of these unfunded commitments totaled $38.3 million.

The carrying value of investments which have been non-income producing for the twelve months preceding December 31, 2013 includes fixed maturities, real estate, short-term and equity securities totaling $3.8 million.

No investment in any entity or its affiliates (other than bonds issued by agencies of the United States Government) exceeded 10.0% of stockholders' equity at December 31, 2013.

3. Fair Value

The carrying and estimated fair values of our financial instruments are as follows:

Fair Values and Carrying Values

	December 31,
	2013		2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Assets
Fixed maturities - available for sale	$6,081,753	$6,081,753	$6,265,745	$6,265,745
Equity securities - available for sale	91,555	91,555	86,253	86,253
Mortgage loans	575,861	594,451	554,843	600,448
Policy loans	176,993	210,401	174,254	227,161
Other investments	993	993	247	247
Cash, cash equivalents and short-term investments	115,047	115,047	152,590	152,590
Reinsurance recoverable	2,678	2,678	5,326	5,326
Assets held in separate accounts	693,955	693,955	618,809	618,809

Liabilities
Future policy benefits	$3,360,519	$3,371,706	$3,226,765	$3,352,252
Supplemental contracts without life contingencies	349,761	320,195	361,273	350,187
Advance premiums and other deposits	230,819	230,819	216,857	216,857
Long-term debt	97,000	63,343	147,000	116,359
Other liabilities	—	—	131	131
Liabilities related to separate accounts	693,955	686,387	618,809	609,704

Fair value is based on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As not all financial instruments are actively traded, various valuation methods may be used to estimate fair value. These methods rely on observable market data and where observable market data is not available, the best information available. Significant judgment may be required to interpret the data and select the assumptions used in the valuation estimates, particularly when observable market data is not available.

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

Level 3 fixed maturities include private placements as well as corporate, mortgage and other asset-backed and state and municipal securities for which there is little or no current market data available. We use external pricing sources, or if prices are not available, we will estimate fair value internally. Fair values of private investments in Level 3 are determined by reference to public market, private transactions or valuations for comparable companies or assets in the relevant asset class when such amounts are available. For other securities where an exit price based on relevant observable inputs is not obtained, the fair value is determined using a matrix calculation. Fair values estimated through use of matrix pricing methods rely on an estimate of credit spreads to a risk free U.S. Treasury yield. Selecting the credit spread requires judgment based on an understanding of the security and may include a market liquidity premium. Our selection of comparable companies as well as the level of spread requires significant judgment. Increases in spreads used in our matrix models, or those used to value comparable companies, will result in a decrease in discounted cash flows used, and accordingly in the estimated fair value of the security.

We obtain fixed maturity fair values from a variety of external independent pricing services, including brokers, with access to observable data including recent trade information, if available. In certain circumstances in which an external price is not available for a Level 3 security, we will internally estimate its fair value. Our process for evaluation and selection of the fair values includes:

•
We follow a “pricing waterfall” policy, which establishes the pricing source preference for a particular security or security type. The order of preference is based on our evaluation of the valuation methods used, the source's knowledge of the instrument and the reliability of the prices we have received from the source in the past. Our valuation policy dictates that fair values are initially sought from third party pricing services. If our review of the prices received from our preferred source indicates an inaccurate price, we will use an alternative source within the waterfall and document the decision. In the event that fair values are not available from one of our external pricing services or upon review of the fair values provided it is determined that they may not be reflective of market conditions, those securities are submitted to brokers familiar with the security to obtain non-binding price quotes. Broker quotes tend to be used in limited circumstances such as for newly issued, private placement and other instruments that are not widely traded. For those securities for which an externally provided fair value is not available we use cash flow modeling techniques to estimate fair value.

•	We evaluate third party pricing source estimation methodologies to assess whether they will provide a fair value which approximates a market exit price.

•	We perform an overall analysis of portfolio fair value movement against general movements in interest rates and spreads.

•
We compare month-to-month price trends to detect unexpected price fluctuation based on our knowledge of the market and the particular instrument. As fluctuations are noted, we will perform further research which may include discussions with the original pricing source or other external sources to ensure we are in agreement with the valuation.

•	We compare prices between different pricing sources for unusual disparity.

•	We meet at least quarterly with our Investment Committee, the group that oversees our valuation process, to discuss valuation practices and observations during the pricing process.

Equity securities:

Level 1 equity securities consist of listed common stocks and mutual funds that are actively traded, allowing us to use current market prices as an estimate of their fair value.

Level 2 equity securities consist of common stock issued by the FHLB, with estimated fair value based on the current redemption value of the shares and non-redeemable preferred stock with estimated fair value obtained from external pricing sources using a matrix pricing approach.

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

Certain annuity contracts include embedded derivatives, which are measured at fair value on a recurring basis. These embedded derivatives are a Level 3 measurement. The fair value of the embedded derivatives is based on the discounted excess of projected account values (including a risk margin) over projected guaranteed account values. The key unobservable inputs required in the projection of future values which require management judgment include the risk margin as well as the credit risk of our company. Should the risk margin increase or the credit risk decrease the discounted cash flows and the estimated fair value of the obligation will increase.

Long-term debt:

Long-term debt is not measured at fair value on a recurring basis. Long-term debt is a Level 3 measurement. The fair value of our outstanding debt is estimated using a discounted cash flow method based on the market's assessment or our current incremental borrowing rate for similar types of borrowing arrangements adjusted, as needed, to reflect our credit risk. Our selection of the credit spread requires significant judgment. A decrease in the spread will increase the estimated fair value of the outstanding debt.

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

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels

	December 31, 2013
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Corporate securities	$—	$3,224,785	$81,994	$3,306,779
Residential mortgage-backed securities	—	520,728	—	520,728
Commercial mortgage-backed securities	—	332,955	71,712	404,667
Other asset-backed securities	—	370,708	85,835	456,543
United States Government and agencies	15,291	19,946	8,044	43,281
State, municipal and other governments	—	1,349,755	—	1,349,755
Non-redeemable preferred stocks	—	58,655	7,795	66,450
Common stocks	3,295	21,810	—	25,105
Other investments	—	993	—	993
Cash, cash equivalents and short-term investments	115,047	—	—	115,047
Reinsurance recoverable	—	2,678	—	2,678
Assets held in separate accounts	693,955	—	—	693,955
Total assets	$827,588	$5,903,013	$255,380	$6,985,981

Liabilities
Future policy benefits - index annuity embedded derivatives	$—	$—	$286	$286
Total liabilities	$—	$—	$286	$286

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels

	December 31, 2012
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Corporate securities	$—	$3,195,120	$100,463	$3,295,583
Residential mortgage-backed securities	—	674,182	—	674,182
Commercial mortgage-backed securities	—	434,538	76,281	510,819
Other asset-backed securities	—	393,957	95,756	489,713
United States Government and agencies	14,884	25,570	8,555	49,009
State, municipal and other governments	—	1,246,216	223	1,246,439
Non-redeemable preferred stocks	—	53,101	7,391	60,492
Common stocks	2,773	22,988	—	25,761
Other investments	—	247	—	247
Cash, cash equivalents and short-term investments	152,590	—	—	152,590
Reinsurance recoverable	—	5,326	—	5,326
Assets held in separate accounts	618,809	—	—	618,809
Total assets	$789,056	$6,051,245	$288,669	$7,128,970

Liabilities
Future policy benefits - index annuity embedded derivatives	$—	$—	$307	$307
Other liabilities	—	131	—	131
Total liabilities	$—	$131	$307	$438

Level 3 Fixed Maturity Securities on a Recurring Basis by Valuation Source

	December 31, 2013
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$59,812	$22,182	$81,994
Commercial mortgage-backed securities	71,712	—	71,712
Other asset-backed securities	65,003	20,832	85,835
United States Government and agencies	8,044	—	8,044
Total	$204,571	$43,014	$247,585
Percent of total	82.6%	17.4%	100.0%

	December 31, 2012
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$70,975	$29,488	$100,463
Commercial mortgage-backed securities	76,281	—	76,281
Other asset-backed securities	79,320	16,436	95,756
United States Government and agencies	8,555	—	8,555
State, municipal and other governments	223	—	223
Total	$235,354	$45,924	$281,278
Percent of total	83.7%	16.3%	100.0%

Quantitative Information about Level 3 Fair Value Measurements

	December 31, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$46,023	Discounted cash flow	Credit spread	0.91% - 17.08% (7.84%)
Commercial mortgage-backed	71,712	Discounted cash flow	Credit spread	1.75% - 4.50% (2.95%)
Other asset-backed securities	38,305	Discounted cash flow	Credit spread	0.74% - 5.06% (3.55%)
Non-redeemable preferred stocks	7,795	Discounted cash flow	Credit spread	3.81% (3.81%)
Total Assets	$163,835

Liabilities
Future policy benefits - index annuity embedded derivatives	$286	Discounted cash flow	Credit risk Risk margin	0.30% - 1.70% (1.05%) 0.15% - 0.40% (0.25%)

	December 31, 2012
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$54,538	Discounted cash flow	Credit spread	0.78% - 9.21% (5.72%)
Commercial mortgage-backed	76,264	Discounted cash flow	Credit spread	1.95% - 4.80% (3.35%)
Other asset-backed securities	43,119	Discounted cash flow	Credit spread	1.24% - 6.07% (4.28%)
State, municipal and other governments	223	Discounted cash flow	Credit spread	1.75% (1.75%)
Non-redeemable preferred stocks	7,391	Discounted cash flow	Credit spread	6.00% (6.00%)
Total Assets	$181,535

Liabilities
Future policy benefits - index annuity embedded derivatives	$307	Discounted cash flow	Credit risk Risk margin	1.00% - 2.50% (1.80%) 0.15% - 0.40% (0.25%)

The table above excludes certain securities for which the fair value was based on non-binding broker quotes where we could not reasonably obtain the quantitative unobservable inputs.

Level 3 Financial Instruments Changes in Fair Value Recurring Basis

	December 31, 2013
				Realized and unrealized gains (losses), net
	Balance, December 31, 2012	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Amort-ization included in net income	Balance, December 31, 2013
	(Dollars in thousands)
Corporate securities	$100,463	$2,157	$(7,946)	$—	$(1,945)	$—	$(10,798)	$63	$81,994
Commercial mortgage-backed securities	76,281	—	(660)	—	(3,996)	—	—	87	71,712
Other asset-backed securities	95,756	38,468	(13,583)	—	(971)	4,062	(39,155)	1,258	85,835
United States Government and agencies	8,555	—	—	—	(517)	—	—	6	8,044
State, municipal and other governments	223	—	(218)	—	(5)	—	—	—	—
Non-redeemable preferred stocks	7,391	—	—	—	71	5,208	(4,875)	—	7,795
Total	$288,669	$40,625	$(22,407)	$—	$(7,363)	$9,270	$(54,828)	$1,414	$255,380

Liabilities
Future policy benefits - index annuity embedded derivatives	$307	$—	$(28)	$—	$7	$—	$—	$—	$286
Total Liabilities	$307	$—	$(28)	$—	$7	$—	$—	$—	$286

	December 31, 2012
				Realized and unrealized gains (losses), net
	Balance, December 31, 2011	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Transfers into Level 3 (2)	Transfers out of Level 3 (2)	Amort-ization included in net income	Balance, December 31, 2012
	(Dollars in thousands)
Corporate securities	$106,412	$—	$(15,504)	$(9)	$3,113	$21,654	$(15,295)	$92	$100,463
Residential mortgage-backed securities	7,711	—	—	—	—	—	(7,711)	—	—
Commercial mortgage-backed securities	27,899	5,105	(3,101)	—	1,251	59,096	(14,055)	86	76,281
Other asset-backed securities	113,458	68,811	(11,351)	(44)	3,820	22,092	(102,192)	1,162	95,756
Collateralized debt obligation	270	—	(27)	(243)	—	—	—	—	—
United States Government and agencies	12,588	—	—	—	(28)	—	(4,010)	5	8,555
State, municipal and other governments	12,044	—	(4,221)	—	(316)	—	(7,845)	561	223
Non-redeemable preferred stocks	14,447	—	(5,105)	105	749	—	(2,805)	—	7,391
Total	$294,829	$73,916	$(39,309)	$(191)	$8,589	$102,842	$(153,913)	$1,906	$288,669

Liabilities
Future policy benefits - index annuity embedded derivatives	$302	$—	$(37)	$—	$42	$—	$—	$—	$307
Make-whole redemption feature on Senior Notes	33,144	—	(33,144)	—	—	—	—	—	—
Total Liabilities	$33,446	$—	$(33,181)	$—	$42	$—	$—	$—	$307

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

(2)
Transfers into Level 3 represent assets previously priced using an external pricing service with access to observable inputs no longer available and therefore, were priced using non-binding broker quotes. During 2012, we began using an external pricing service with access to observable inputs for a portion of our Level 3 investments for which non-binding broker quotes were previously used to estimate fair value. We believe the change in pricing sources is appropriate and consistent with our pricing waterfall policy to use higher level valuation methods when available. There were no transfers between Level 1 and Level 2 during 2012.

Valuation of our Financial Instruments Not Reported at Fair Value by Hierarchy Levels

	December 31, 2013
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$594,451	$594,451
Policy loans	—	—	210,401	210,401
Total assets	$—	$—	$804,852	$804,852

Liabilities
Future policy benefits	$—	$—	$3,371,420	$3,371,420
Supplemental contracts without life contingencies	—	—	320,195	320,195
Advance premiums and other deposits	—	—	230,819	230,819
Long-term debt	—	—	63,343	63,343
Liabilities related to separate accounts	—	—	686,387	686,387
Total liabilities	$—	$—	$4,672,164	$4,672,164

	December 31, 2012
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$600,448	$600,448
Policy loans	—	—	227,161	227,161
Total assets	$—	$—	$827,609	$827,609

Liabilities
Future policy benefits	$—	$—	$3,351,945	$3,351,945
Supplemental contracts without life contingencies	—	—	350,187	350,187
Advance premiums and other deposits	—	—	216,857	216,857
Long-term debt	—	—	116,359	116,359
Liabilities related to separate accounts	—	—	609,704	609,704
Total liabilities	$—	$—	$4,645,052	$4,645,052

Level 3 Financial Instruments Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a nonrecurring basis, generally mortgage loans or real estate which have been deemed to be impaired during the reporting period. During 2013, one real estate property was impaired to a fair value totaling $1.9 million which resulted in an impairment charge of $0.2 million. During 2012, one mortgage loan was impaired to a fair value totaling $1.6 million which resulted in an impairment charge of $0.3 million.

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

We participate in a reinsurance pool with various unaffiliated life insurance companies to mitigate the impact of a catastrophic event on our financial position and results of operations. Members of the pool share in the eligible catastrophic losses based on their size and contribution to the pool. The maximum loss we could incur as a result of losses assumed from other pool members is $7.7 million per event. As of the date of this filing, there have been no claims on the reinsurance pool.

In addition, Farm Bureau Life may cede certain losses under an annual 100% quota share accidental death reinsurance agreement. Coverage includes all acts of terrorism including those of a nuclear, chemical or biological origin. Coverage is subject to an annual aggregate retention of $13.0 million. A maximum occurrence limit of $50.0 million applies to policies written on agents of the Company who are participating in company-sponsored incentive trips. Additionally, a $200.0 million occurrence limit applies to employees in the home office building, net of reinsurance on group life policies. All other occurrence catastrophes are unlimited in amount.

Life insurance in force ceded totaled $13,220.0 million (24.2% of life insurance in force) at December 31, 2013 and $11,999.3 million (23.1% of life insurance in force) at December 31, 2012. Insurance premiums and product charges have been reduced by $29.4 million in 2013, $28.9 million in 2012 and $30.8 million in 2011 and insurance benefits have been reduced by $21.7 million in 2013, $20.5 million in 2012 and $15.5 million in 2011 as a result of cession agreements.

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

We have assumed closed blocks of certain life and annuity business through coinsurance and modified coinsurance agreements. Life insurance in force assumed totaled $613.3 million (1.5% of total life insurance in force) at December 31, 2013 and $612.9 million (1.5% of total life insurance in force) at December 31, 2012. Premiums and product charges assumed totaled $0.8 million in 2013, $0.6 million in 2012 and $0.4 million in 2011. Insurance benefits assumed totaled $1.7 million in 2013, $0.3 million in 2012 and less than $0.1 million in 2011.

Policy Provisions

Analysis of the Value of Insurance In Force Acquired

	Year ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Excluding impact of net unrealized investment gains and losses:
Balance at beginning of year	$32,500	$38,062	$33,403
Accretion of interest during the year	902	1,068	1,266
Amortization of asset	(3,467)	(6,630)	3,393
Balance prior to impact of net unrealized investment gains and losses	29,935	32,500	38,062
Impact of net unrealized investment gains and losses	(6,356)	(15,346)	(12,281)
Balance at end of year	$23,579	$17,154	$25,781

We periodically revise key assumptions used in the calculation of the value of insurance in force acquired through an “unlocking” process, which increased amortization $2.6 million in 2012. As described in Note 1, during 2011 refinements were made to the methods and assumptions used to calculate the amortization of value of insurance in force acquired, resulting in a $6.9 million reduction in amortization. Net amortization, based on expected future gross profits/margins, for the next five years is expected to be as follows: 2014 - $2.8 million; 2015 - $2.8 million; 2016 - $2.5 million; 2017 - $2.5 million; and 2018 - $2.4 million.

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

GMDB, IDB and GMIB Net Amount at Risk by Type of Guarantee

	December 31, 2013		December 31, 2012
	Separate Account Balance	Net Amount at Risk	Separate Account Balance	Net Amount at Risk
	(Dollars in thousands)
Guaranteed minimum death benefit:
Return of net deposits	$195,593	$791	$178,443	$1,346
Return the greater of highest anniversary value or net deposits	315,176	3,150	282,973	7,177
Incremental death benefit	283,556	57,964	252,925	35,502
Guaranteed minimum income benefit	42,850	—	38,072	—
Total		$61,905		$44,025

The separate account assets are principally comprised of stock and bond mutual funds. The net amount at risk for these contracts is based on the amount by which GMDB, IDB or GMIB exceeds account value. The reserve for GMDBs, IDBs or GMIBs, determined using modeling techniques and industry mortality assumptions, that is included in future policy benefits, totaled $2.4 million at December 31, 2013 and $1.9 million at December 31, 2012. The weighted average age of the contract holders with GMDB, IDB or GMIB rider exposure was 63 years at December 31, 2013 and 60 years at December 31, 2012. Benefits paid for GMDBs, IDBs and GMIBs totaled $0.3 million for 2013, $0.2 million for 2012 and $0.3 million for 2011.

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

Deferred income taxes have been established based upon the temporary differences between the financial statement and income tax bases of assets and liabilities. The reversal of the temporary differences will result in taxable or deductible amounts in future years when the related asset or liability is recovered or settled. A valuation allowance is required if it is more likely than not that a deferred tax asset will not be realized. In assessing the need for a valuation allowance we considered the scheduled reversal of deferred tax assets, projected future taxable income, taxable income from prior years available for recovery and tax planning strategies. Our tax planning strategies assume deferred tax assets related to unrealized losses on our investments are temporary as we have the ability to hold the investments until maturity, at which time, the existing temporary difference is expected to reverse. As such, we have determined that the establishment of a valuation allowance was not necessary at December 31, 2013 and 2012.

Income Tax Expenses (Credits)

	Year ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Taxes provided in consolidated statements of operations on:
Income from continuing operations before noncontrolling interest and equity income (loss):
Current	$43,264	$(8,717)	$27,637
Deferred	6,058	48,788	(8,840)
	49,322	40,071	18,797
Equity income (loss) - current	(11,050)	(6,260)	(890)
Discontinued operations	—	(382)	23,003
Loss on sale of subsidiary	—	(1,213)	(29,198)

Taxes provided in consolidated statements of changes in stockholders' equity:
Accumulated other comprehensive income	(91,961)	60,309	67,964
Class A and Class B common stock	(1,657)	(2,167)	(164)
	(93,618)	58,142	67,800
	$(55,346)	$90,358	$79,512

Effective Tax Rate Reconciliation to Federal Income Tax Rate

	Year ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Income from continuing operations before income taxes, noncontrolling interest and equity income (loss)	$150,305	$118,184	$69,722

Income tax at federal statutory rate (35%)	$52,607	$41,364	$24,400
Tax effect (decrease) of:
Tax-exempt dividend and interest income	(2,802)	(1,741)	(2,393)
Impact of incentive stock options	(594)	(341)	(1,029)
Other items	111	789	(2,181)
Income tax expense	$49,322	$40,071	$18,797

Tax Effect of Temporary Differences Giving Rise to Deferred Income Tax Assets and Liabilities

	December 31,
	2013	2012
	(Dollars in thousands)
Deferred income tax assets:
Future policy benefits	$22,754	$20,865
Accrued benefit and compensation costs	12,048	11,957
Loss carryforwards	17,041	18,259
Other	4,478	1,632
	56,321	52,713
Deferred income tax liabilities:
Fixed maturity and equity securities	90,360	219,372
Deferred acquisition costs	66,583	24,826
Other	22,217	16,948
	179,160	261,146
Net deferred income tax liability	$122,839	$208,433

We recognize the benefits of uncertain tax positions in accordance with the provisions of the FASB interpretation on accounting for uncertainty in income taxes. At December 31, 2013 and 2012, our reserve for uncertain tax positions of less than $0.5 million. Unrecognized tax benefits included in our reserve, if recognized, would impact our effective tax rate, although we do not expect these impacts to be material. We recognized interest related to unrecognized tax benefits in interest expense and related penalties in other expenses. We do not expect any significant increases or decreases in the amount of our reserve for uncertain tax positions within the next twelve months. Other than 2007, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years prior to 2010.

At December 31, 2013, we had non-life net operating loss carryforwards for federal income tax purposes totaling $48.7 million which expire beginning in 2029 through 2032.

We are continuing to invest in low income housing tax credit partnerships which generate pre-tax losses but after tax gains as the related tax credits are realized. The timing of the realization of tax credits is subject to fluctuation from period to period due to the timing of housing project completions and when tax credits are approved. These tax credits, which are reported in equity income, totaled $9.8 million in 2013, $5.7 million in 2012 and $1.0 million in 2011. In addition, in 2011 we reported $0.5 million of tax credits in tax expense.

6. Credit Arrangements

Long-term debt includes $97.0 million of our subordinated debt obligation to FBL Financial Group Capital Trust (the Trust). We issued 5% Subordinated Deferrable Interest Notes due June 30, 2047 (the Notes) with a principal amount of $100.0 million to support $97.0 million of 5% Preferred Securities issued by the Trust. We also have a $3.0 million equity investment in the Trust, which is netted against the Notes on the consolidated balance sheets due to a contractual right of offset. The sole assets of the Trust are and will be the Notes and any interest accrued thereon. The interest payment dates on the Notes correspond to the distribution dates on the 5% Preferred Securities. The 5% Preferred Securities, which have a liquidation value of $1,000.00 per share plus accrued and unpaid distributions, mature simultaneously with the Notes. As of December 31, 2013 and 2012, 97,000 shares of 5% Preferred Securities were outstanding, all of which we unconditionally guarantee.

On September 26, 2013, we redeemed the Senior Notes payable to affiliates that had a balance of $50.0 million at December 31, 2012. These 6.10% Senior Notes were due May 3, 2015 and prepayable anytime at par. These notes were issued to Farm Bureau Property & Casualty Insurance Company (Farm Bureau Property & Casualty), an affiliate, and an investment affiliate of the Iowa Farm Bureau Federation (IFBF), our majority stockholder.

As described in Note 15, during the first quarter of 2012 we completed the required redemption of $175.0 million of our long term debt in accordance with the mandatory redemption provisions of the underlying notes at the make-whole redemption price of $210.9 million.

7. Stockholders' Equity

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

Reconciliation of Outstanding Common Stock
	Class A		Class B		Total
	Shares	Dollars	Shares	Dollars	Shares	Dollars
	(Dollars in thousands)
Outstanding at January 1, 2011	29,749,068	$118,165	1,192,990	$7,522	30,942,058	$125,687
Issuance of common stock under compensation plans	121,551	13,277	—	—	121,551	13,277
Purchase of common stock	(412,975)	(1,758)	—	—	(412,975)	(1,758)
Outstanding at December 31, 2011	29,457,644	129,684	1,192,990	7,522	30,650,634	137,206
Issuance of common stock under compensation plans	353,140	10,901	—	—	353,140	10,901
Purchase of common stock	(5,528,700)	(24,879)	—	—	(5,528,700)	(24,879)
Conversion of Class B to Class A common stock	100	—	(100)	—	—	$—
Outstanding at December 31, 2012	24,282,184	$115,706	1,192,890	$7,522	25,475,074	$123,228
Issuance of common stock under compensation plans	666,659	20,156	—	—	666,659	20,156
Purchase of common stock	(363,430)	(1,862)	(1,023,948)	(6,457)	(1,387,378)	(8,319)
Conversion of Class B to Class A common stock	157,529	993	(157,529)	(993)	—	—
Outstanding at December 31, 2013	24,742,942	$134,993	11,413	$72	24,754,355	$135,065

Holders of the Class A common stock and Series B preferred stock vote together as a group in the election of Class A Directors (four to ten). The Class B common stock votes as a separate class to elect the Class B Directors (five to seven). Voting for the Directors is noncumulative. Ownership aspects of our Class B common stock are governed by a Class B Shareholder Agreement. The IFBF's ownership in the three classes of stock results in IFBF owning 71% of our voting stock as of

December 31, 2013, and having the ability to control the Company. Holders of Class A common stock and Class B common stock receive equal per-share common stock dividends.

Share Repurchases

On August 21, 2013, the Board of Directors authorized a tender offer to repurchase 99 percent of all Class B common shares outstanding. The tender price of $45.33 was based upon the average of the closing price of FBL’s Class A common stock for the seven consecutive business days preceding the tender closing date of September 25, 2013. All Class B shareholders participated with 1,023,948 Class B common shares repurchased for $46.4 million and 105,930 shares of Class B common stock converted to Class A common stock.

During 2011 and 2012, the Board of Directors approved a plan to repurchase up to $230.0 million of Class A common stock. These repurchase plans authorize us to make repurchases in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. In connection with the Class A repurchase plans, we repurchased 0.4 million shares of stock for $14.2 million in 2013, 5.5 million shares of stock for $181.9 million in 2012 and 0.4 million shares of stock for $13.6 million in 2011. Completion of this program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares, if any, that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

During February 2014, the Board of Directors approved a plan to repurchase up to $50.0 million of Class A common stock. This repurchase plan will commence upon the earlier of the completion of the current repurchase plan or its expiration on March 31, 2014.

Dividend Restrictions

The amount of dividends we have available to pay our common shareholders is limited to a certain extent by the amount of dividends our primary operating subsidiary, Farm Bureau Life, is able to pay to its parent, FBL Financial Group, Inc. Farm Bureau Life's ability to pay dividends to FBL Financial Group, Inc. is limited by Iowa law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. Further, Farm Bureau Life’s dividends are required to be approved by the Insurance Division, Department of Commerce, State of Iowa (Insurance Division) if the dividend plus all dividend distributions for the preceding twelve months exceed the greater of ten percent of its statutory surplus or its statutory net gain from operations for the twelve-month period ended December 31st of the preceding year. At December 31, 2013, Farm Bureau Life’s statutory unassigned surplus was $359.0 million. The 2013 net gain from operations, which exceeds 10% of statutory surplus, was $93.3 million. Farm Bureau Life obtained approval from the Insurance Division prior to paying a $120.0 million extraordinary dividend during the third quarter of 2013 and will be required to obtain approval for any dividends paid prior to the fourth quarter of 2014.

Special Dividend

On August 21, 2013, the Board of Directors approved a special $2.00 per share cash dividend to Class A and B common shareholders of record as of September 6, 2013. The aggregate dividend totaling $51.4 million was paid on September 13, 2013.

Accumulated Other Comprehensive Income, Net of Tax and Other Offsets

	Unrealized Net Investment Gains (Losses) (1)	Accumulated Non-Credit Impairment Losses	Underfunded Status of Postretirement Benefit Plans	Total
	(Dollars in thousands)
Balance at January 1, 2011	$67,777	$(16,237)	$104	$51,644
Other comprehensive income before reclassifications	125,548	7,795	—	133,343
Reclassification adjustments	(2,876)	(4,261)	(5)	(7,142)
Balance at December 31, 2011	190,449	(12,703)	99	177,845
Other comprehensive income before reclassifications	125,948	10,325	—	136,273
Reclassification adjustments	(10,230)	(5,984)	(8,051)	(24,265)
Balance at December 31, 2012	306,167	(8,362)	(7,952)	289,853
Other comprehensive income before reclassifications	(169,627)	9,686	—	(159,941)
Reclassification adjustments	(9,953)	(2,690)	1,798	(10,845)
Balance at December 31, 2013	$126,587	$(1,366)	$(6,154)	$119,067

(1)
Unrealized net investment gains (losses) relate to available-for-sale securities and includes the impact of taxes, deferred acquisition costs, value of insurance in force acquired, unearned revenue reserves and policyholder liabilities. See Note 2 for further information.

Accumulated Other Comprehensive Income Reclassification Adjustments

	Year ended December 31, 2013
	Unrealized Net Investment Gains (Losses) (1)	Accumulated Non-Credit Impairment Losses (1)	Underfunded Status of Postretirement Benefit Plans (2)	Total
	(Dollars in thousands)
Realized capital gains on sales of investments	$(16,121)	$—	$—	$(16,121)
Adjustments for assumed changes in deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	809	112	—	921
Other than temporary impairment losses	—	(4,250)	—	(4,250)
Other expenses: Amortization of unrecognized postretirement items:
Prior service costs	—	—	(11)	(11)
Net actuarial loss	—	—	2,777	2,777
Reclassifications before income taxes	(15,312)	(4,138)	2,766	(16,684)
Income taxes	5,359	1,448	(968)	5,839
Reclassification adjustments	$(9,953)	$(2,690)	$1,798	$(10,845)

Accumulated Other Comprehensive Income Reclassification Adjustments

	Year ended December 31, 2012
	Unrealized Net Investment Gains (Losses) (1)	Accumulated Non-Credit Impairment Losses (1)	Underfunded Status of Postretirement Benefit Plans (2)	Total
	(Dollars in thousands)
Realized capital gains on sales of investments	$(16,750)	$—	$—	$(16,750)
Adjustments for assumed changes in deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	1,012	166	—	1,178
Other than temporary impairment losses	—	(9,372)	—	(9,372)
Other expenses: Amortization of unrecognized postretirement items:
Prior service costs	—	—	35	35
Net actuarial loss	—	—	(12,421)	(12,421)
Reclassifications before income taxes	(15,738)	(9,206)	(12,386)	(37,330)
Income taxes	5,508	3,222	4,335	13,065
Reclassification adjustments	$(10,230)	$(5,984)	$(8,051)	$(24,265)

	Year ended December 31, 2011
	Unrealized Net Investment Gains (Losses) (1)	Accumulated Non-Credit Impairment Losses (1)	Unfunded Status of Postretirement Benefit Plans (2)	Total
	(Dollars in thousands)
Realized capital gains on sales of investments	$(5,342)	$—	$—	$(5,342)
Adjustments for assumed changes in deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	918	—	—	918
Other than temporary impairment losses	—	(6,555)	—	(6,555)
Other expenses: Amortization of unrecognized postretirement items:
Net actuarial loss	—	—	(8)	(8)
Reclassifications before income taxes	(4,424)	(6,555)	(8)	(10,987)
Income taxes	1,548	2,294	3	3,845
Reclassification adjustments	$(2,876)	$(4,261)	$(5)	$(7,142)

(1)	See Note 2 for further information.

(2)	See Note 8 discussion on Defined Benefit Plans and Other Retirement Plans for further information.

8. Retirement and Compensation Plans

Defined Benefit Pension Plans

We participate in various defined benefit pension plans (the Plans), including a multiemployer plan. The multiemployer plan is considered qualified under Internal Revenue Service regulations, and covers our employees and the employees of the other participating companies who have attained age 21, have one year of service, and were employed prior to January 1, 2013. We also have a plan which provides supplemental pension benefits to employees with salaries and/or pension benefits in excess of the qualified limits imposed by federal law and started prior to January 1, 2013. Benefits of these plans are based on years of service and the employee's compensation. The plans are discussed below.

Multiemployer Defined Benefit Plan

The FBL Financial Group Retirement Plan (the Multiemployer Plan) is considered a multiemployer plan, with the participation of unaffiliated and affiliated organizations along with FBL Financial Group, Inc. and its subsidiaries. Under the multiemployer plan structure, our contributions are commingled with those of the other employers to fund the plan benefit obligations. Should a participating employer be unable to provide funding, the remaining employers would be required to continue funding all future obligations. If an employer elects to discontinue participation, prior to departure they will be required to contribute their portion of the unfunded pension obligation associated with their employees. This required contribution will be based on an actuarial estimate of future benefit obligations, which as an estimate may not ultimately be sufficient to fund future actual benefits. None of the participating employers have provided notice that they would be discontinuing participation in the Multiemployer Plan or would otherwise be unable to continue providing their share of required funding as of December 31, 2013.

Contributions are made each year, resulting in the Multiemployer Plan being partially funded for payment of projected future benefit obligations. Beginning in 2013, no new participants entered the Multiemployer Plan and those participants who had not attained age 40 and 10 years of service as of December 31, 2012 no longer accrued additional years of service in the Multiemployer Plan.

Multiemployer Plan name	FBL Financial Group Retirement Plan
Employer identification number	42-1411715
Plan number	1
FBL's contributions (in thousands)
2013	$22,500
2012	$15,000
2011	$15,000

Net periodic pension cost of the Multiemployer Plan is allocated between participating employers on a basis of time incurred by the respective employees for each employer. Such allocations are reviewed annually. This Multiemployer Plan was not subject to collective bargaining agreements, a financial improvement plan or a rehabilitation plan. No surcharges were required to be paid to the Multiemployer Plan during 2013, 2012 or 2011. We are the primary employer in the Multiemployer Plan, providing more than 5 percent of the total contributions during 2013, 2012 or 2011.

Other Defined Benefit Plans

The other defined benefit plans (the Other Plans) provide benefits in addition to those offered under the Multiemployer Plan to certain of our employees or those of our affiliates. These non-qualified benefit plans are unfunded, with contributions provided as necessary to fund current benefit obligations. Net periodic pension cost of the Other Plans is allocated between the subsidiaries of FBL Financial Group, Inc. and the Farm Bureau affiliated property-casualty companies on a basis of time incurred by the respective employees for each company.

Funding Status and Net Periodic Pension Costs

	Multiemployer Plan			Other Plans
	As of and for the year ended December 31,			As of and for the year ended December 31,
	2013		2012	2013	2012
	(Dollars in thousands)
Change in projected benefit obligation:
Net benefit obligation at beginning of the year	$330,320		$283,613	$26,664	$26,562
Service cost	6,472		8,117	252	442
Interest cost	13,384		12,706	1,035	1,160
Actuarial (gain) loss	(41,794)		43,015	(1,305)	1,890
Benefits paid	(15,933)		(17,131)	(3,381)	(3,390)
Projected benefit obligation	292,449		330,320	23,265	26,664

Change in plan assets:
Fair value of plan assets at beginning of the year	220,000		205,054	—	—
Actual return on plan assets	24,253	—	17,077	—	—
Employer contributions	22,500		15,000	3,381	3,390
Benefits paid	(15,933)		(17,131)	(3,381)	(3,390)
Fair value of plan assets at end of the year	250,820		220,000	—	—
Underfunded status at end of the year	$(41,629)		$(110,320)	$(23,265)	$(26,664)

Accumulated benefit obligation	$266,891		$291,728	$21,944	$24,642

For all the Plans we participate in, the accumulated benefit obligation exceeds the fair value of plan assets. The projected benefit obligations, accumulated benefit obligation and fair value of plan assets are included above.

Net Periodic Pension Costs Incurred by the Plans

	Multiemployer Plan			Other Plans
	As of and for the year ended December 31,			As of and for the year ended December 31,
	2013	2012	2011	2013	2012	2011
	(Dollars in thousands)
Service cost	$6,472	$8,117	$7,938	$252	$442	$258
Interest cost	13,384	12,706	12,620	1,035	1,160	1,215
Expected return on assets	(15,666)	(14,081)	(13,845)	—	—	—
Amortization of prior service cost	144	424	1,724	(11)	(11)	(225)
Amortization of actuarial loss	12,468	9,467	7,003	1,267	1,108	890
Net periodic pension cost	$16,802	$16,633	$15,440	$2,543	$2,699	$2,138

FBL Financial Group, Inc. share of net periodic pension cost	$5,363	$5,437	$5,758	$1,436	$1,533	$1,131

The Plans' prior service costs are amortized using a straight-line amortization method over the average remaining service period of the employees. For actuarial gains and losses, we use a corridor to determine the amounts to amortize. For the Multiemployer Plan it is expected that net periodic pension cost in 2014 will include $5.4 million for amortization of the actuarial loss and $0.1 million of prior service cost amortization. For the Other Plans it is expected that net periodic pension cost in 2014, included in accumulated other comprehensive income at December 31, 2013, will include $1.1 million for amortization of the actuarial loss and less than ($0.1) million of prior service cost (credit) amortization.

We expect contributions to be paid to the Multiemployer Plan by us and affiliates for 2014 to be approximately $15.0 million, of which $4.9 million is expected to be contributed by us. We expect contributions to be paid to the Other Plans by us and affiliates for 2014 to be approximately $3.4 million, of which $1.7 million is expected to be contributed by us. Expected benefits to be paid under the Multiemployer Plan are as follows: 2014 - $23.0 million, 2015 - $24.1 million, 2016 - $23.1 million, 2017 - $19.7 million, 2018 - $21.4 million and 2019 through 2023 - $102.5 million. Expected benefits to be paid under the Other Plans are as follows: 2014 - $3.4 million, 2015 - $3.6 million, 2016 - $3.1 million, 2017 - $2.0 million, 2018 - $2.0 million and 2019 through 2023 - $9.1 million.

FBL's Proportionate Share of Prepaid or Accrued Pension Cost

	Multiemployer Plan		Other Plans
	As of and for the year ended December 31,		As of and for the year ended December 31,
	2013	2012	2013	2012
	(Dollars in thousands)
Amount recognized in FBL's statement of financial position
Prepaid benefit cost	$16,330	$14,511	$1,284	$696
Accrued benefit cost	—	—	(17,302)	(19,608)
Net amount recognized	$16,330	$14,511	$(16,018)	$(18,912)

Amount recognized in FBL's accumulated other comprehensive income, before taxes (1) (2)
Net actuarial loss			$9,701	$12,274
Prior service cost			(24)	(35)
Net amount recognized			$9,677	$12,239

(1)
For multiemployer plans, the funded status is not required to be recognized as an asset or liability in the consolidated balance sheets. The unrecognized liability for the underfunded status of our Multiemployer Plan totaled $41.6 million at December 31, 2013 and $110.3 million at December 31, 2012.

(2)
During 2012, we determined that our nonqualified employee benefit plans should apply single employer plan accounting. The change had no impact on earnings, although it resulted in an immaterial reduction of accumulated other comprehensive income.

Weighted Average Assumptions Used to Determine Benefit Obligation
	December 31
	2013	2012
Discount rate	4.99%	4.18%
Annual salary increases	3.00%	3.00%

We estimate the discount rate by projecting and discounting future benefit payments inherent in the projected benefit obligation using a commercially available "spot" yield curve constructed using techniques and a bond universe specifically selected to meet the accounting standard requirements.

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

Weighted Average Assumptions Used to Determine Net Periodic Pension Cost

	Year Ended December 31,
	2013	2012	2011
Discount rate	4.18%	4.67%	5.09%
Expected long-term return on plan assets	7.00%	7.00%	7.00%
Annual salary increases	3.00%	4.00%	4.00%

Multiemployer Plan Assets

The Multiemployer Plan assets are primarily invested in annuity products and insurance company pooled separate accounts that invest predominately in equity securities and real estate. We have certain pension obligations that are fully funded through annuity contracts with Farm Bureau Life which are presented as funded annuity contracts below. For 2013, excluding the funded annuity contracts, we employed a long-term investment strategy of diversifying the Multiemployer Plan assets with 55% in fixed income investments, 40% in equities and 5% in alternative investments. At December 31, 2013, the Multiemployer Plan assets were invested approximately 57% in fixed income investments, 42% in diversified equities and 1% in alternative investments. The fixed income investments consist primarily of the group annuity contract and fixed income securities held in pooled separate accounts. The equity securities are in pooled separate accounts and mutual funds. The alternative investments consist of interests in limited partnerships that own various liquid and illiquid assets. Our investment strategy is to (1) achieve a long-term return sufficient to satisfy all Multiemployer Plan obligations, (2) assume a prudent level of risk and (3) maintain adequate liquidity. The expected return on Multiemployer Plan assets is set at the long-term rate expected to be earned based on the long-term investment strategy of the Multiemployer Plan. In estimating the expected rate of return for each asset class, we take into account factors such as historical rates of return, expected future risk free rates of return and anticipated returns expected given the risk profile of each asset class.

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

•
Alternative investments: the carrying value of the limited partnership interests reflects the Plan’s proportionate share of the net asset value of those partnerships which is derived from the fair value of the underlying holdings.

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

Level 3 - Inputs are unobservable and require management's judgment about the assumptions that market participants would use in pricing the assets.

Fair Values of the Multiemployer Plan Assets by Asset Category and Hierarchy Levels

	December 31, 2013
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Mutual funds: (1)
U.S. equity funds	$31,325	$—	$—	$31,325
International funds	30,884	—	—	30,884
Pooled separate accounts: (1)
Short-term fixed income funds	—	6,904	—	6,904
Fixed income funds	—	12,166	—	12,166
U.S. equity funds	—	24,934	—	24,934
Real estate fund	—	12,253	—	12,253
Annuities: (2)
Group annuity contract	—	—	117,226	117,226
Funded annuity contracts	—	—	12,932	12,932
Alternative investments: (3)
Limited partnerships	—	—	2,196	2,196
Total	$62,209	$56,257	$132,354	$250,820

	December 31, 2012
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Mutual funds: (1)
U.S. equity funds	$30,535	$—	$—	$30,535
International equity funds	20,506	—	—	20,506
Pooled separate accounts: (1)
Short-term fixed income funds	—	520	—	520
Fixed income funds	—	10,504	—	10,504
U.S. equity funds	—	25,495	—	25,495
Real estate fund	—	9,930	—	9,930
Annuities: (2)
Group annuity contract	—	—	109,275	109,275
Funded annuity contracts	—	—	13,235	13,235
Total	$51,041	$46,449	$122,510	$220,000

(1)	Represents mutual funds and pooled separate account investments with Principal Life Insurance Company.

(2)	Represents group annuity contracts with Farm Bureau Life.

(3)	Represents interests in several limited partnerships.

Level 3 Multiemployer Plan Asset Changes in Fair Value

	December 31, 2013
			Return on assets
	December 31, 2012	Purchases (disposals), net	Held at year end	Sold during year	Transfers into (out) of level 3	December 31, 2013
	(Dollars in thousands)
Group annuity contract	$109,275	$2,793	$5,158	$—	$—	$117,226
Funded annuity contracts	13,235	(1,103)	800	—	—	12,932
Limited partnerships	—	2,258	(62)	—	—	2,196
Total	$122,510	$3,948	$5,896	$—	$—	$132,354

	December 31, 2012
			Return on assets
	December 31, 2011	Purchases (disposals), net	Held at year end	Sold during year	Transfers into (out) of level 3	December 31, 2012
	(Dollars in thousands)
Group annuity contract	$101,970	$2,838	$4,467	$—	$—	$109,275
Funded annuity contracts	14,010	(1,621)	846	—	—	13,235
Total	$115,980	$1,217	$5,313	$—	$—	$122,510

Other Retirement Plans

We participate with several affiliates in a 401(k) defined contribution plan which covers substantially all employees. We contributed cash in an amount equal to 100% of an employee's contributions up to 2% or 4% of the eligible compensation contributed by the employee and an amount equal to 50% of an employee's contributions on the next 2% of the eligible compensation contributed by the employee. As shown in the table below, certain employees will also receive an annual discretionary employer contribution based on age plus years of service ranging from 2.75% to 5.75% as a percent of pay. Costs are allocated among the affiliates on a basis of time incurred by the respective employees for each company. Our expense related to the plan totaled $1.8 million in 2013 and $0.9 million in 2012 and in 2011.

Attained age 40 and 10 years of service at December 31, 2012	Accruing years of service in the Multiemployer Plan	100% Employer Match	50% Employer Match	Discretionary Employer Contribution
Yes	Yes	first 2% of employee's contributions	employee contributions between 2% and 4%	No
No	No	first 4% of employee's contributions	employee contributions between 4% and 6%	2.75% to 5.75%

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

In addition to benefits offered under the aforementioned benefit plans, we and several other affiliates sponsor a plan that provides group term life insurance benefits to retirees who have worked full-time for ten years and attained age 55 while in service. Postretirement benefit expense for this plan is allocated in a manner consistent with pension expense discussed above. We also have two single employer plans that provide health and medical benefits to a small group of retirees. Postretirement benefit expense totaled $0.1 million in 2013, 2012 and 2011. Changes in the underfunded status of these plans, reported in other comprehensive income, aggregated $0.2 million in 2013, ($0.1) million in 2012 and less than ($0.1) million in 2011.

Share-based Compensation Plans

We have three share-based payment arrangements under our Class A Common Stock Compensation Plan, which are described below. Compensation expense for these arrangements totaled $0.3 million for 2013, $2.1 million for 2012 and $5.0 million for 2011. The income tax benefit recognized in the statements of operations for these arrangements totaled less than $0.1 million for 2013, $0.9 million for 2012 and $1.9 million for 2011.

In 2011, we introduced a Cash-Based Restricted Stock Unit Plan. Compensation expense for arrangements under this plan totaled $1.0 million for 2013, $0.2 million for 2012 and $0.6 million for 2011. The income tax benefit recognized in the statements of operations for this arrangement totaled $0.6 million in 2013, $0.1 million in 2012 and $0.3 million in 2011.

Stock Option Awards

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

Assumptions Used in our Valuation Model

Year ended December 31, 2011
Weighted average risk-free interest rate	2.01%
Dividend yield	1.30%
Weighted average volatility factor of the expected market price	0.67
Weighted average expected term	5.2 years

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. We use the historical realized volatility of our stock for the expected volatility assumption within the valuation model. The weighted average expected term for the majority of our options was calculated using average historical behavior.

Stock Option Activity
	Number of Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
	(Dollars in thousands, except per share data)
Shares under option at January 1, 2013	1,311,668	$28.67
Exercised	(652,308)	29.73
Forfeited or expired	(7,863)	28.55
Shares under option at December 31, 2013	651,497	27.61	3.95	$11,193

Vested at December 31, 2013 or expected to vest in the future	650,555	$27.61	3.95	$11,175
Exercisable options at December 31, 2013	495,443	$29.54	3.24	$7,557

(1)	Represents the difference between the share price and exercise price for each option, excluding options where the exercise price is above the share price, at December 31, 2013.

The weighted average grant-date fair value of options granted per common share was $14.90 for 2011. The intrinsic value of options exercised during the year totaled $6.6 million for 2013, $5.4 million for 2012 and $3.5 million for 2011.

Unrecognized compensation expense related to nonvested share-based compensation granted under the stock option arrangement totaled $0.1 million as of December 31, 2013. This expense is expected to be recognized over a weighted-average period of 1.0 years.

We issue new shares to satisfy stock option exercises. Beginning in 2014, conditional upon market conditions, we intend to repurchase Class A common shares on the open market for shares issued upon the exercise of stock options. Cash received from stock options exercised totaled $19.4 million for 2013, $9.7 million for 2012 and $7.5 million for 2011. The actual tax benefit realized from stock options exercised totaled $2.3 million for 2013, $1.8 million for 2012 and $1.1 million for 2011.

Nonvested Stock Awards

In 2011 and prior years, we granted nonvested Class A common shares to certain executives. The restrictions on these shares lapsed and the shares vested if we met or exceeded operating goals, such as earnings per share, book value and expense targets, within or during a three year period. Depending on performance, the actual amount of shares issued could range from zero to 100% of the granted amount. The value of the awards was based on the grant date fair value of the nonvested stock adjusted for expected forfeitures and an estimate of the number of shares expected to vest. The estimate for the number of shares to vest was reviewed each period and the impact of any changes in the estimate on expense was recorded in the current period. These awards were charged to expense using the straight-line method over the required service period. Dividends on the restricted stock during the restriction period were contingent upon vesting.

Nonvested Stock Activity
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Nonvested stock at January 1, 2013	142.648	$19.96
Released	(142.438)	19.96
Forfeited or canceled	(210)	19.96
Nonvested stock at December 31, 2013	—	—

The expense related to the unvested share-based compensation granted under the nonvested stock arrangement has been fully recognized at December 31, 2013. The tax benefit realized from nonvested stock released to employees was $1.7 million in 2013, $1.6 million in 2012 and less than $0.1 million in 2011. We have a policy of withholding shares to cover estimated future tax payments.

Other Stock Awards

Directors were awarded nonrestricted Class A common shares totaling 24,806 during 2011. The value of the stock was based on the fair value on the date of the grant. The tax benefit realized from the shares awarded to directors was $0.3 million in 2011.

Shares of Class A common stock available for grant as additional awards under the Class A Common Stock Compensation Plan totaled 3,430,142 at December 31, 2013.

Cash-Based Restricted Stock Units

We annually grant cash-based restricted stock units to certain executives beginning in 2012. The restricted stock units will vest and be paid out in cash over 5 years, contingent on continued employment with us. Cash-based restricted stock units were also granted to certain executives in 2012 that will vest and be paid out in cash after a two-year required service period.

The amount payable per unit awarded is equal to the price per share of the Company's common stock at settlement of the award, and as such, we measure the value of the award each reporting period based on the current stock price. The effects of changes in the stock price during the service period are recognized as compensation cost over the service period.

We also issued performance cash-based restricted stock units to an executive in 2013. These units will vest and be paid out in cash over 5 years, contingent upon meeting an earnings per share goal as well as continued employment with the Company.

Restricted Stock Unit Activity
	Number of Units	Weighted-Average Grant-Date Fair Value per Unit
Restricted stock units at January 1, 2013	85,559	$34.91
Granted	61,140	34.94
Vested	(20,277)	34.94
Forfeited or canceled	(8,456)	35.01
Restricted stock units at December 31, 2013	117,966	34.92

The weighted average grant-date fair value per common share of restricted stock units granted was $34.94 in 2013 and $35.10 in 2012. Unrecognized compensation expense related to unvested restricted stock units based on the stock price at December 31, 2013 totaled $3.5 million. This expense is expected to be recognized over a weighted-average period of 2.31 years. Dividends are paid on restricted stock units upon vesting. Cash payments including dividends for restricted stock units totaled $0.5 million in 2013.

Other

We have a Director Compensation Plan under which non-employee directors on our Board may elect to receive a portion of their compensation in the form of cash or deferred cash-based stock units. Cash-based stock units outstanding total 17,295 at December 31, 2013 and 12,073 at December 31, 2012. Prior to 2012, deferred stock units were used instead of deferred cash-based stock units. Under this plan, we have deferred stock units outstanding totaling 58,159 at December 31, 2013 and 110,971 at December 31, 2012. At December 31, 2013, there were 119,234 shares of Class A common stock available for future issuance under the Director Compensation Plan. We also have an Executive Salary and Bonus Deferred Compensation Plan under which certain officers of the Company are allowed to use their base salary and annual cash bonus to purchase deferred cash-based stock units. Cash-based stock units outstanding total 13,308 at December 31, 2013 and 3,189 at December 31, 2012. Prior to 2012, deferred stock units were used instead of deferred cash-based stock units. Under this plan, we have deferred stock units outstanding totaling 98,630 at December 31, 2013 and 97,903 at December 31, 2012. At December 31, 2013, shares of Class A common stock available for future issuance under this plan totaled 111,047. This plan was frozen to future deferrals on December 31, 2013. We also have an Executive Excess 401(k) Plan under which officers of the Company who meet salary guidelines and 401(k) contribution guidelines are allowed to purchase unregistered deferred cash-based stock units. Cash based stock units outstanding total 93 at December 31, 2013 and 44 at December 31, 2012. Prior to 2012, deferred stock units were used instead of deferred cash-based stock units. Under this plan, we have deferred stock units outstanding totaling 4,355 at December 31, 2013 and 4,122 at December 31, 2012. This plan was frozen to future deferrals on December 31, 2013.

9. Management and Other Agreements

We share certain office facilities and services with the IFBF and its affiliated companies. These expenses are allocated on the basis of cost and time studies that are updated annually and primarily consist of rent, salaries and related expenses, travel and other operating costs. We also have an expense allocation agreement with Farm Bureau Property & Casualty for the use of property and equipment. Expense relating to this agreement totaled $1.1 million in 2013 and 2012 and $1.0 million in 2011.

We have management agreements, which include Farm Bureau Property & Casualty and other affiliates, under which we provide general business, administrative and management services. Fee income for these services totaled $1.8 million in 2013, $1.9 million in 2012 and $3.7 million in 2011. In addition, Farm Bureau Management Corporation, a wholly-owned subsidiary of the IFBF, provides certain services to us under a separate arrangement. We incurred related expenses totaling $0.9 million in 2013, and $1.0 million in 2012 and 2011.

We have service agreements with the Farm Bureau-affiliated property-casualty companies operating within our marketing territory, including Farm Bureau Property & Casualty and another affiliate. Under the service agreements, the property-casualty companies are responsible for development and management of our agency force for a fee. We incurred expenses totaling $9.7 million in 2013, $10.0 million in 2012 and $9.7 million in 2011 relating to these arrangements.

We are licensed by the IFBF to use the "Farm Bureau" and "FB" designations in Iowa. In connection with this license, we incurred royalty expense totaling $0.5 million in 2013, 2012 and 2011. We have similar arrangements with other state Farm Bureau organizations in our market territory. Total royalty expense to Farm Bureau organizations other than the IFBF totaled

$1.8 million in 2013, $1.4 million in 2012 and $1.5 million in 2011. The royalty agreement with the IFBF provides them an option to terminate the agreement when the quarterly common stock dividend is below $0.10 per share.

10. Commitments and Contingencies

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

We lease our home office properties under a 10-year operating lease from a wholly-owned subsidiary of the IFBF. Future remaining minimum lease payments under this lease, as of December 31, 2013, are as follows: 2014 - $2.3 million, 2015 - $2.3 million, 2016 - $2.3 million, 2017 - $2.3 million, 2018 - $2.3 million and thereafter, through 2021 - $7.0 million. Rent expense for the lease totaled $4.3 million in 2013, $4.5 million in 2012 and $3.6 million in 2011. These amounts are net of $0.2 million in 2013 and 2012 and $1.4 million in 2011 in amortization of a deferred gain on the exchange of our home office properties for common stock in 1998. The remaining unamortized deferred gain totaled $1.4 million at December 31, 2013 and $1.6 million at December 31, 2012.

From time to time, assessments are levied on our insurance subsidiaries by guaranty associations in most states in which the subsidiaries are licensed. These assessments, which are accrued for, are to cover losses of policyholders of insolvent or rehabilitated companies. In some states, these assessments can be partially recovered through a reduction in future premium taxes. Recoveries (expenses) for guaranty fund assessments, net of related premium tax offsets, totaled less than ($0.1) million in 2013, less than $0.1 million in 2012 and $0.1 million in 2011.

11. Earnings per Share

Computation of Earnings Per Common Share

	Year ended December 31,
	2013	2012	2011
	(Dollars in thousands, except per share data)
Numerator:
Net income attributable to FBL Financial Group, Inc.	$108,558	$79,940	$40,739
Less: Net income (loss) from discontinued operations	—	(2,939)	(11,464)
Less: Dividends on Series B preferred stock	150	150	150
Income available to common stockholders from continuing operations	$108,408	$82,729	$52,053

Denominator:
Weighted-average shares - basic	25,508,522	27,497,146	30,726,009
Effect of dilutive securities - stock-based compensation	265,893	341,402	489,014
Weighted-average shares - diluted	25,774,415	27,838,548	31,215,023

Earnings per common share:
Income from continuing operations	$4.25	$3.01	$1.69
Income (loss) from discontinued operations	—	(0.11)	(0.37)
Total earnings per share	$4.25	$2.90	$1.32

Earnings per common share - assuming dilution:
Income from continuing operations	$4.21	$2.97	$1.67
Income (loss) from discontinued operations	—	(0.10)	(0.37)
Total earnings per share	$4.21	$2.87	$1.30

Antidilutive stock options excluded from diluted earnings per share	—	790,216	1,042,587

12. Statutory Insurance Information

The statutory financial statements of Farm Bureau Life are prepared in accordance with the accounting practices prescribed or permitted by the Insurance Division. The Insurance Division has adopted the accounting guidance contained in the National Association of Insurance Commissioners (NAIC) Accounting Practices and Procedures Manual (the “Manual”) as the prescribed accounting practice for insurance companies domiciled in Iowa. The Insurance Division may permit accounting practices which differ from those prescribed by the Manual. None of our statutory accounting practices differed materially from those prescribed by the Manual. Several differences exist between GAAP and statutory accounting practices. Principally, under statutory accounting, deferred acquisition costs are not capitalized, fixed maturity securities are generally carried at amortized cost, insurance liabilities are presented net of reinsurance, contract holder liabilities are generally valued using more conservative assumptions and certain assets are non-admitted.

Farm Bureau Life has a subsidiary, Greenfields, which launched in 2013 and regulated by the Colorado Division of Insurance. Greenfields' operations are immaterial and implicitly included in the financial results of Farm Bureau Life below.

Farm Bureau Life Statutory Information

	Year ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Net gain from operations (excludes impact of realized gains and losses on investments)	$93,306	$92,988	$87,792
Net income	94,583	86,589	72,653

	December 31,
	2013	2012
	(Dollars in thousands)
Capital and surplus	$492,450	$547,398

State laws specify regulatory actions if an insurer's risk-based capital (RBC) ratio, a measure of solvency, falls below certain levels. The NAIC has a standard formula for annually assessing RBC based on the various risk factors related to an insurance company's capital and surplus, including insurance, business, asset and interest rate risks. The insurance regulators monitor the level of RBC against a statutory "authorized control level" RBC at which point regulators have the option to assume control of the insurance company. The company action level RBC is 200% of the authorized control level and is the first point at which any action would be triggered. As of December 31, 2013, our total adjusted capital was $558.4 million, resulting in a RBC ratio of 499%, based on company action level capital of $111.8 million.

Farm Bureau Life's ability to pay dividends to the parent company is restricted by the Iowa Insurance Holding Company Act to earned surplus arising from its business. In addition, prior approval of the Iowa Insurance Commissioner is required for a dividend distribution of cash or other property whose fair value, together with that of other dividends made within the preceding 12 months, exceeds the greater of (i) 10% of policyholders' surplus as of the preceding year end, or (ii) the statutory net gain from operations of the insurer for the preceding calendar year. At December 31, 2013, Farm Bureau Life’s statutory unassigned surplus was $359.0 million. The 2013 net gain from operations, which exceeds 10% of statutory surplus, was $93.3 million. Farm Bureau Life obtained approval from the Insurance Division prior to paying a $120.0 million extraordinary dividend during the third quarter of 2013 and will be required to obtain approval for any dividends paid prior to the fourth quarter of 2014.

13. Segment Information

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

We analyze our segment results based on pre-tax operating income. Accordingly, income taxes are not allocated to the segments. In addition, operating results are reported net of transactions between the segments. Operating income for the three years ended December 31, 2013 represents net income excluding, as applicable, the impact of:

•	realized gains and losses on investments,

•	changes in net unrealized gains and losses on derivatives,

•	discontinued operations and

•	loss on debt redemption associated with disposed operations.

We use operating income, in addition to net income, to measure our performance since realized gains and losses on investments and the change in net unrealized gains and losses on derivatives can fluctuate greatly from year to year. Also, the discontinued operations and related loss on debt redemption are nonrecurring items. A view of our operating performance without the impact of these items enhances the analysis of our results. We use operating income for goal setting, determining short-term incentive compensation and evaluating performance on a basis comparable to that used by many in the investment community.

Financial Information Concerning our Operating Segments

	Year ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Operating revenues:
Annuity	$197,539	$192,001	$182,640
Life Insurance	385,325	367,853	352,956
Corporate and Other	96,775	93,443	90,580
	679,639	653,297	626,176
Realized gains (losses) on investments (1)	13,597	465	(8,286)
Change in net unrealized gains/losses on derivatives (1)	(2,005)	1,778	447
Consolidated revenues	$691,231	$655,540	$618,337

Net investment income:
Annuity	$196,303	191,211	181,974
Life Insurance	140,510	138,076	134,999
Corporate and Other	35,843	30,259	25,890
	372,656	359,546	342,863
Change in net unrealized gains/losses on derivatives (1)	(2,005)	1,778	447
Consolidated net investment income	$370,651	$361,324	$343,310

Depreciation and amortization:
Annuity	$7,186	$8,271	$8,469
Life Insurance	19,430	25,727	14,981
Corporate and Other	2,157	5,225	8,668
	28,773	39,223	32,118
Realized gains/losses on investments (1)	973	1,200	919
Change in net unrealized gains/losses on derivatives (1)	(1,324)	709	(987)
Consolidated depreciation and amortization	$28,422	$41,132	$32,050

Pre-tax operating income:
Annuity	$63,592	$55,910	$58,263
Life Insurance	48,814	43,741	50,502
Corporate and Other	22,172	16,856	2,293
	134,578	116,507	111,058
Income taxes on operating income	(33,985)	(33,748)	(32,240)
Realized gains/losses on investments (1)	8,206	(477)	(5,983)
Change in net unrealized gains/losses on derivatives (1)	(241)	619	932
Loss on debt redemption (1)	—	(22)	(21,564)
Loss from discontinued operations	—	(2,939)	(11,464)
Consolidated net income attributable to FBL Financial Group, Inc.	$108,558	$79,940	$40,739

Financial Information Concerning our Operating Segments - continued

	December 31,
	2013	2012
	(Dollars in thousands)
Assets:
Annuity	$3,778,018	$3,627,891
Life Insurance	2,789,145	2,609,255
Corporate and Other	1,701,368	1,735,996
	8,268,531	7,973,142
Unrealized gains in accumulated other comprehensive income (2)	192,792	444,584
Consolidated assets	$8,461,323	$8,417,726

(1)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred acquisition costs, value of insurance in force acquired and income taxes attributable to these items.

(2)	Amounts are net adjustments for assumed changes in deferred acquisition costs and value of insurance in force acquired and deferred income taxes attributable to these items.

Depreciation and amortization related to property and equipment are allocated to the product segments while the related property, equipment and capitalized software are allocated to the Corporate and Other segment. Depreciation and amortization for the Corporate and Other segment include $2.2 million for 2013, $2.4 million for 2012 and $1.8 million for 2011 relating to leases with affiliates. In the consolidated statements of operations, we record these depreciation amounts net of related lease income from affiliates.

Our investment in equity method investees, the related equity income and interest expense are attributable to the Corporate and Other segment. Expenditures for long-lived assets were not significant during the periods presented above. Goodwill at December 31, 2013 and 2012 was allocated among the segments as follows: Annuity ($3.9 million) and Life Insurance ($6.1 million).

Premiums collected, which is not a measure used in financial statements prepared according to GAAP, include premiums received on life insurance policies and deposits on annuities and universal life-type products. Net premiums collected totaled $635.6 million in 2013, $646.3 million in 2012 and $678.9 million in 2011.

Under GAAP, premiums on whole life and term life policies are recognized as revenues over the premium-paying period and reported in the Life Insurance segment. The following chart provides a reconciliation of life insurance premiums collected to those reported in the GAAP financial statements.

Reconciliation of Traditional Life Insurance Premiums, Net of Reinsurance

	Year ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Traditional and universal life insurance premiums collected	$307,474	$255,709	$229,468
Premiums collected on interest sensitive products	(127,271)	(81,212)	(60,702)
Traditional life insurance premiums collected	180,203	174,497	168,766
Change in due premiums and other	741	589	(247)
Traditional life insurance premiums	$180,944	$175,086	$168,519

There is no comparable GAAP financial measure for premiums collected on annuities and universal life-type products. GAAP revenues for those interest sensitive and variable products consist of various policy charges and fees assessed on those contracts, as summarized in the chart below.

Interest Sensitive Product Charges by Segment

	Year ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Annuity
Surrender charges and other	$1,236	$775	$664

Life Insurance
Administration charges	$19,602	$11,726	$9,922
Cost of insurance charges	42,697	39,886	37,334
Surrender charges	484	943	578
Amortization of policy initiation fees	1,462	2,354	1,313
Total	$64,245	$54,909	$49,147

Corporate and Other
Administration charges	$6,138	$5,975	$6,317
Cost of insurance charges	29,567	29,638	29,794
Surrender charges	525	780	1,151
Separate account charges	8,742	8,372	8,748
Amortization of policy initiation fees	1,122	961	1,282
Total	$46,094	$45,726	$47,292

Consolidated interest sensitive product charges	$111,575	$101,410	$97,103

Premium Concentration by State

	Year ended December 31,
	2013	2012	2011
Life and annuity collected premiums:
Iowa	27.6%	28.7%	26.5%
Kansas	20.0	21.9	20.9
Oklahoma	7.7	7.3	9.2

14. Quarterly Financial Information (Unaudited)

Unaudited Quarterly Results of Operations

	2013
Quarter ended	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share data)
Premiums and product charges	$70,238	$72,853	$76,153	$73,275
Net investment income	90,810	92,898	93,382	93,561
Realized gains (losses) on investments	3,286	7,236	693	2,340
Total revenues	168,048	176,683	173,516	172,984
Net income from continuing operations	24,938	29,553	26,985	26,917
Net income (loss) attributable to FBL Financial Group, Inc.	24,966	29,587	27,053	26,952

Earnings per common share	$0.97	$1.14	$1.05	$1.08
Earnings per common share - assuming dilution	$0.96	$1.13	$1.04	$1.07

	2012
Quarter ended	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share data)
Premiums and product charges	$68,355	$70,098	$67,524	$70,519
Net investment income	86,888	89,423	93,482	91,531
Realized gains (losses) on investments	(643)	732	1,462	(1,099)
Total revenues	159,605	165,982	165,359	164,594
Net income from continuing operations	19,499	20,277	20,487	22,533
Income (loss) from discontinued operations	(2,932)	(84)	55	22
Net income (loss) attributable to FBL Financial Group, Inc.	16,587	20,291	20,476	22,586

Earnings (loss) per common share:
Income (loss) from continuing operations	$0.64	$0.74	$0.77	0.87
Income (loss) from discontinued operations	(0.10)	—	—	—
Earnings (loss) per common share	$0.54	$0.74	$0.77	$0.87
Earnings (loss) per common share - assuming dilution:
Income (loss) from continuing operations	$0.63	$0.73	$0.76	$0.86
Income (loss) from discontinued operations	(0.10)	—	—	—
Earnings (loss) per common share - assuming dilution	$0.53	$0.73	$0.76	$0.86

15. Sale of EquiTrust Life Business

On December 30, 2011, we sold our wholly-owned subsidiary EquiTrust Life in an all cash transaction for $462.1 million. The sales price reflected adjustments to the initial closing price subsequent to the closing date based on a final statutory net worth reconciliation. The transaction resulted in an after-tax loss on the sale of $56.4 million, or $1.84 per basic and $1.81 per diluted common share. The loss consists of the sales price less the net book value of the assets and one-time transaction costs and termination benefits totaling $12.5 million, before tax.

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

A summary of income (losses) from discontinued operations is as follows:

Condensed Statements of Income (Loss) from Discontinued Operations
	Year ended December 31,
	2012	2011
	(Dollars in thousands)
Revenues	$—	$436,391
Benefits and expenses	(214)	(358,753)
Interest expense allocation	(855)	(13,818)
Equity income	—	1,862
Income taxes	382	(23,003)
Income (loss) from discontinued operations	$(687)	$42,679

Expenses are reduced for estimated corporate overhead absorbed by the Company after the sale. In addition, as described below, the sale of EquiTrust Life required us to redeem a majority of our senior notes; therefore the related interest expense is allocated to the EquiTrust Life Business.

Notes Redemptions

In connection with the EquiTrust Life Sale, we redeemed $225.0 million of our long-term debt in accordance with the mandatory redemption provisions of the underlying notes. This includes $50.0 million Senior Notes with our affiliate, Farm Bureau Property & Casualty, which was extinguished on December 30, 2011. The remaining $175.0 million of unaffiliated debt was extinguished on January 30, 2012, at the make-whole redemption price of $210.9 million. On December 30, 2011, we exercised the provisions of the trust indentures and deposited $211.6 million into two irrevocable defeasance trusts for the principal, accrued interest and estimated make-whole premium. The trust funds were not withdrawable by us, and consisted of $126.4 million in cash and $85.2 million in short-term investments at December 31, 2011. The note holders were paid from assets in the trusts on January 30, 2012.

The make-whole redemption premium was based on U.S. Treasury yields and considered an embedded derivative with a fair value of $33.1 million at December 31, 2011. The change in fair value during 2012 was offset by the write off of deferred debt issuance costs and reported with the loss on debt redemption in the consolidated statements of operations. See Note 6 for additional details on our debt.

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

Our internal control over financial reporting changes from time-to-time as we modify and enhance our systems and processes to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. Any significant changes in controls are evaluated prior to implementation to help ensure the continued effectiveness of our internal controls and internal control environment. While changes have taken place in our internal controls during the quarter ended December 31, 2013, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

See Item 8 for Management's Report on Internal Control Over Financial Reporting. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this examination.

ITEM 9B. OTHER INFORMATION

There is no information required to be disclosed on Form 8-K for the quarter ended December 31, 2013 which has not been previously reported.

PART III

The information required by Part III, Items 10 through 14, is hereby incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2013.

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

3.	Exhibits.

Incorporated by reference
Exhibit #	Description	Form	SEC File No.	Report Date
3.1	Restated Articles of Incorporation, filed with the Iowa Secretary of State on August 29, 2012	10-Q	001-11917	September 30, 2012
3.2+	Third Restated and Amended Bylaws, as amended through February 14, 2013
4.1	Form of Class A Common Stock Certificate of the Registrant	S-1	333-04332	July 11, 1996
4.2+	Restated Stockholders' Agreement Regarding Management and Transfer of Shares of Class B Common Stock of FBL Financial Group, Inc., effective February 14, 2013
4.2(a)+	Amendment to Restated Stockholders' Agreement Regarding Management and Transfer of Shares of Class B Common Stock of FBL Financial Group, Inc., effective February 14, 2013
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

		10-K	001-11917	December 31, 2012
10.6	Lease Agreement dated as of March 31, 1998 between IFBF Property Management, Inc., FBL Financial Group, Inc. and Farm Bureau Property & Casualty Insurance Company	10-Q	001-11917	March 31, 1998
10.6(a)	Amendment effective January 1, 2012 to Lease Agreement	10-K	001-11917	December 31, 2011
10.7	Building Management Services Agreement, dated March 31, 1998, between IFBF Property Management, Inc. and FBL Financial Group, Inc.	10-Q	001-11917	March 31, 1998
10.8*	2006 Class A Common Stock Compensation Plan as amended through February 17, 2011	10-Q	001-11917	March 31, 2011
10.8(a)*	Form of Stock Option Agreement, pursuant to the FBL Financial Group, Inc. 2006 Class A Common Stock Compensation Plan	10-Q	001-11917	March 31, 2011
10.9*	Executive Salary and Bonus Deferred Compensation Plan as amended through August 21, 2013	10-Q	001-11917	September 30, 2013
10.10*	2008 Revised Rules for Payment of Meeting Fees, Retainers and Expenses to the Board of Directors	10-K	001-11917	December 31, 2007

Incorporated by reference
Exhibit #	Description	Form	SEC File No.	Report Date
10.11*	Management Performance Plan (2012)	10-Q	001-11917	March 31, 2012
10.12*	Management Performance Plan (2013)	10-Q	001-11917	June 30, 2013
10.13*	Form of Restricted Stock Agreement, dated as of February 16, 2010, between the Company and each of James P. Brannen, Charles T. Happel, Kevin R. Slawin and Bruce A. Trost	10-Q	001-11917	March 31, 2010
10.14*	Director Compensation Plan as amended through December 15, 2011	10-K	001-11917	December 31, 2011
10.15*	Cash-Based Restricted Stock Unit Plan as amended through August 21, 2013	10-Q	001-11917	September 30, 2013
10.16*	Form of Cash Settled Restricted Stock Unit Grant Agreements	10-K	001-11917	December 31, 2012
10.21*	Retention Agreement dated August 23, 2012 between James P. Brannen, CEO, and the Company	10-Q	001-11917	September 30, 2012
21+	Subsidiaries of FBL Financial Group, Inc.
23+	Consent of Independent Registered Public Accounting Firm
31.1+	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101+#
Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language) from FBL Financial Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013 as follows: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of February, 2014.

FBL Financial Group, Inc.

By: /s/ JAMES P. BRANNEN
James P. Brannen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated;

Signature	Title	Date

/s/ JAMES P. BRANNEN James P. Brannen	Chief Executive Officer (Principal Executive Officer) and Director	February 20, 2014

/s/ DONALD J. SEIBEL Donald J. Seibel	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 20, 2014

/s/ CRAIG D. HILL Craig D. Hill	Chairman of the Board and Director	February 20, 2014

/s/ JERRY L. CHICOINE Jerry L. Chicoine	Vice Chair and Director	February 20, 2014

/s/ STEVE L. BACCUS Steve L. Baccus	Director	February 20, 2014

/s/ ROGER K. BROOKS Roger K. Brooks	Director	February 20, 2014

/s/ JOE D. HEINRICH Joe D. Heinrich	Director	February 20, 2014

/s/ PAUL E. LARSON Paul E. Larson	Director	February 20, 2014

/s/ FRANK S. PRIESTLEY Frank S. Priestley	Director	February 20, 2014

/s/ KEVIN G. ROGERS Kevin G. Rogers	Director	February 20, 2014

/s/ SCOTT E. VANDERWAL Scott E. VanderWal	Director	February 20, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULES

The Board of Directors and Stockholders
FBL Financial Group, Inc.

We have audited the consolidated balance sheets of FBL Financial Group, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2013, and have issued our report thereon dated February 20, 2014 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedules listed in Item 15(a)2 of this Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Des Moines, Iowa
February 20, 2014

Schedule I - Summary of Investments - Other
Than Investments in Related Parties
FBL FINANCIAL GROUP, INC.
December 31, 2013

Column A	Column B	Column C	Column D
Type of Investment	Cost (1)	Value	Amount at which shown in the balance sheet
	(Dollars in thousands)
Fixed maturities, available for sale:
Bonds:
Corporate	$3,142,476	$3,306,779	$3,306,779
Mortgage and asset-backed	1,328,882	1,381,938	1,381,938
United States Government and agencies	39,261	43,281	43,281
State, municipal and other governments	1,317,920	1,349,755	1,349,755
Total	5,828,539	$6,081,753	6,081,753

Equity securities, available for sale:
Common stocks:
Banks, trusts and insurance companies	21,810	$21,810	21,810
Industrial, miscellaneous and all other	2,569	3,295	3,295
Non-redeemable preferred stocks	65,692	66,450	66,450
Total	90,071	$91,555	91,555

Mortgage loans	576,880		575,861
Investment real estate (2)	4,101		4,084
Policy loans	176,993		176,993
Short-term investments	108,677		108,677
Other investments	662		1,079
Total investments	$6,785,923		$7,040,002

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

Schedule II - Condensed Financial Information of Registrant
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Condensed Balance Sheets
(Dollars in thousands)

	December 31,
	2013	2012
Assets
Investments in subsidiaries (eliminated in consolidation)	$1,021,684	$1,219,355
Fixed maturities - available for sale, at fair value (amortized cost: 2013 - $69,240; 2012 - $51,606)	71,507	52,480
Short-term investments	31,078	24,502
Cash and cash equivalents	—	47,994
Amounts receivable from affiliates	3,145	3,931
Amounts receivable from subsidiaries (eliminated in consolidation)	597	576
Accrued investment income	276	447
Current income taxes recoverable	—	173
Deferred income tax assets	21,879	24,822
Other assets	9,489	7,309
Total assets	$1,159,655	$1,381,589

Liabilities and stockholders' equity
Liabilities:
Accrued expenses and other liabilities	$17,028	$20,740
Amounts payable to affiliates	408	1,658
Current income taxes	478	—
Long-term debt payable to affiliates	—	50,000
Long-term debt payable to non-affiliates	97,000	97,000
Total liabilities	114,914	169,398

Stockholders' equity:
Preferred stock	3,000	3,000
Class A common stock	134,993	115,706
Class B common stock	72	7,522
Accumulated other comprehensive income	119,067	289,853
Retained earnings	787,609	796,110
Total stockholders' equity	1,044,741	1,212,191
Total liabilities and stockholders' equity	$1,159,655	$1,381,589

See accompanying notes to condensed financial statements.

Schedule II -Condensed Financial Information of Registrant (Continued)
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Condensed Statements of Operations
(Dollars in thousands)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Net investment income	$2,120	$557	$396
Realized gains (losses) on investments	33	(25)	—
Dividends from subsidiaries (eliminated in consolidation)	140,000	45,000	29,139
Management fee income from affiliates	1,760	1,907	3,701
Management fee income from subsidiaries (eliminated in consolidation) (1)	2,072	2,255	2,278
Other income	22	3,804	1,791
Total revenues	146,007	53,498	37,305
Expenses:
Interest expense (1)	6,967	7,935	8,532
Loss on debt redemption	—	33	33,176
General and administrative expenses	9,582	12,902	9,185
Total expenses	16,549	20,870	50,893
	129,458	32,628	(13,588)
Income tax benefit	5,316	4,010	16,945
Income before equity in undistributed income of subsidiaries	134,774	36,638	3,357
Equity in undistributed income (dividends in excess of equity income) of subsidiaries (eliminated in consolidation)	(26,216)	46,241	64,415
Net income from continuing operations	108,558	82,879	67,772
Discontinued operations:
Loss on sale of subsidiary, net of tax benefit	—	(2,252)	(54,143)
Income (loss) from discontinued operations, net of tax	—	(687)	27,110
Total income (loss) from discontinued operations	—	(2,939)	(27,033)
Net income	$108,558	$79,940	$40,739

(1) Excludes items classified as discontinued operations on a consolidated basis.

See accompanying notes to condensed financial statements.

Schedule II - Condensed Financial Information of Registrant (Continued)
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Condensed Statements of Cash Flows
(Dollars in thousands)

	Year ended December 31,
	2013	2012	2011
Net cash used in operating activities	$(5,750)	$(3,984)	$(14,446)

Investing activities
Sales of fixed maturities - available for sale	45,808	793	—
Acquisitions of fixed maturities - available for sale	(15,192)	(4,866)	(2,094)
Short-term investments, net change	(6,577)	11,045	(13,283)
Dividends from subsidiaries (eliminated in consolidation)	92,135	5,089	29,139
Proceeds received from sale of subsidiary	—	(9,315)	471,431
Net cash provided by investing activities	116,174	2,746	485,193

Financing activities
Transfer from (to) restricted debt defeasance trusts	—	211,627	(211,627)
Repayments of debt	(50,000)	(174,258)	(50,000)
Excess tax deductions on stock-based compensation	1,964	2,393	656
Issuance (repurchase) of common stock, net	(43,707)	(173,253)	(5,869)
Capital contribution to subsidiary	(1,900)	(2,000)	—
Dividends paid	(64,775)	(11,082)	(8,917)
Net cash used in financing activities	(158,418)	(146,573)	(275,757)
Increase (decrease) in cash and cash equivalents	(47,994)	(147,811)	194,990
Cash and cash equivalents at beginning of year	47,994	195,805	815
Cash and cash equivalents at end of year	$—	$47,994	$195,805

Supplemental disclosure of cash flow information
Cash received (paid) during the year for:
Income taxes	$9,182	$54,237	$3,856
Interest	(7,104)	(11,383)	(22,298)
Non-cash operating activity:
Net assets of subsidiary sold	—	—	(543,990)
Non-cash investing activity:
Dividend from subsidiary in the form of securities	47,865	39,911	—

See accompanying notes to condensed financial statements.

Schedule II - Condensed Financial Information of Registrant (Continued)
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Notes to Condensed Financial Statements
December 31, 2013

1. Basis of Presentation

The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of FBL Financial Group, Inc.

In the parent company only financial statements, our investments in subsidiaries are stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. In addition, the carrying value includes net unrealized gains/losses on the subsidiaries' investments classified as "available for sale."

2. Sale of EquiTrust Life Business

As further discussed in Note 15 to the consolidated financial statements included in Item 8, we sold our subsidiary, EquiTrust Life Insurance Company on December 30, 2011.

3. Dividends from Subsidiaries

The parent company received dividends totaling $140.0 million in 2013 and $45.0 million in 2012 in the form of cash ($92.1 million in 2013 and $5.1 million in 2012) and securities ($47.9 million in 2013 and $39.9 million in 2012). The parent company received cash dividends of $29.1 million in 2011, which includes $4.5 million from discontinued operations.

4. Debt

See Note 6 to the consolidated financial statements included in Item 8 for a description of the parent company's debt, including items paid off. The company's debt matures in 2047.

Schedule III - Supplementary Insurance Information
FBL FINANCIAL GROUP, INC.

Column A	Column B	Column C	Column D	Column E
	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned revenues	Other policyholder funds
	(Dollars in thousands)
December 31, 2013:
Annuity	$82,404	$3,172,598	$—	$376,879
Life Insurance	216,743	2,254,194	8,884	191,478
Corporate and Other	91,917	389,746	13,951	21,845
Impact of unrealized gains/losses	(55,550)	2,957	(2,790)	—
Total	$335,514	$5,819,495	$20,045	$590,202

December 31, 2012:
Annuity	$82,396	$3,047,762	$—	$384,375
Life Insurance	199,266	2,104,973	13,585	182,597
Corporate and Other	94,984	379,708	14,519	20,786
Impact of unrealized gains/losses	(172,320)	—	(13,554)	—
Total	$204,326	$5,532,443	$14,550	$587,758

December 31, 2011:
Annuity	$78,102	$2,811,631	$—	$379,354
Life Insurance	187,113	2,010,818	12,218	174,561
Corporate and Other	99,916	346,025	14,960	17,321
Impact of unrealized gains/losses	(104,875)	—	(8,312)	—
Total	$260,256	$5,168,474	$18,866	$571,236

Schedule III - Supplementary Insurance Information (Continued)
FBL FINANCIAL GROUP, INC.

Column A	Column F	Column G	Column H	Column I	Column J
	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred acquisition costs	Other operating expenses
	(Dollars in thousands)
December 31, 2013:
Annuity	$1,236	$196,303	$102,308	$9,422	$22,217
Life Insurance	245,148	140,510	231,861	15,760	75,571
Corporate and Other	46,093	35,843	30,183	5,170	10,499
Change in net unrealized gains/losses on derivatives	—	(2,005)	(310)	(1,324)	—
Impact of realized gains/losses	42	—	28	880	65
Total	$292,519	$370,651	$364,070	$29,908	$108,352

December 31, 2012:
Annuity	$775	$191,211	$102,961	$9,327	$23,803
Life Insurance	229,986	138,076	218,856	21,216	69,765
Corporate and Other	45,722	30,259	30,721	5,326	10,582
Change in net unrealized gains/losses on derivatives	—	1,778	117	709	—
Impact of realized gains/losses	13	—	22	1,073	105
Total	$276,496	$361,324	$352,677	$37,651	$104,255

December 31, 2011:
Annuity	$664	$181,974	$100,487	$8,916	$14,974
Life Insurance	217,665	134,999	211,330	18,042	56,052
Corporate and Other	47,283	25,890	29,229	7,967	22,294
Change in net unrealized gains/losses on derivatives	—	447	2	(987)	—
Impact of realized gains/losses	10	—	(7)	881	45
Total	$265,622	$343,310	$341,041	$34,819	$93,365

Schedule IV - Reinsurance
FBL FINANCIAL GROUP, INC.

Column A	Column B	Column C	Column D	Column E	Column F
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percent of amount assumed to net
	(Dollars in thousands)
Year ended December 31, 2013:
Life insurance in force, at end of year	$54,603,479	$13,220,004	$613,281	$41,996,756	1.5%
Insurance premiums and other considerations:
Interest sensitive product charges	$112,229	$1,026	$372	$111,575	0.3%
Traditional life insurance premiums	200,729	20,199	414	180,944	0.2
Accident and health premiums	8,540	8,135	—	405	—
	$321,498	$29,360	$786	$292,924	0.3
Year ended December 31, 2012:
Life insurance in force, at end of year	$51,955,217	$11,999,297	$612,850	$40,568,770	1.5%
Insurance premiums and other considerations:
Interest sensitive product charges	$102,027	$1,010	$393	$101,410	0.4%
Traditional life insurance premiums	194,090	19,249	245	175,086	0.1
Accident and health premiums	9,012	8,604	—	408	—
	$305,129	$28,863	$638	$276,904	0.2
Year ended December 31, 2011:
Life insurance in force, at end of year	$49,778,838	$11,031,493	$588,791	$39,336,136	1.5%
Insurance premiums and other considerations:
Interest sensitive product charges	$97,725	$1,061	$439	$97,103	0.5%
Traditional life insurance premiums	189,159	20,640	—	168,519	—
Accident and health premiums	9,468	9,065	—	403	—
	$296,352	$30,766	$439	$266,025	0.2