Form 10-Q
period 2014-03-31
FBL FINANCIAL GROUP INC
filed 2014-05-01
CIK 1012771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Title of each class	Outstanding at April 29, 2014
Class A Common Stock, without par value	24,652,925
Class B Common Stock, without par value	11,413

(This page has been intentionally left blank.)

FBL FINANCIAL GROUP, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

ITEM 1. FINANCIAL STATEMENTS

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	March 31, 2014	December 31, 2013
Assets
Investments:
Fixed maturities - available for sale, at fair value (amortized cost: 2014 - $5,931,034; 2013 - $5,828,539)	$6,342,428	$6,081,753
Equity securities - available for sale, at fair value (cost: 2014 - $96,061; 2013 - $90,071)	100,384	91,555
Mortgage loans	586,021	575,861
Real estate	4,075	4,084
Policy loans	178,692	176,993
Short-term investments	67,593	108,677
Other investments	1,648	1,079
Total investments	7,280,841	7,040,002

Cash and cash equivalents	32,221	6,370
Securities and indebtedness of related parties	117,212	116,305
Accrued investment income	81,397	75,186
Amounts receivable from affiliates	3,708	3,145
Reinsurance recoverable	100,626	100,001
Deferred acquisition costs	287,758	335,514
Value of insurance in force acquired	18,691	23,579
Other assets	72,199	67,266
Assets held in separate accounts	694,570	693,955

Total assets	$8,689,223	$8,461,323

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

	March 31, 2014	December 31, 2013
Liabilities and stockholders' equity
Liabilities:
Future policy benefits:
Interest sensitive products	$4,357,708	$4,278,871
Traditional life insurance and accident and health products	1,529,062	1,515,139
Other policy claims and benefits	36,451	45,530
Supplementary contracts without life contingencies	346,070	349,761
Advance premiums and other deposits	249,954	240,441
Amounts payable to affiliates	—	408
Long-term debt payable to non-affiliates	97,000	97,000
Current income taxes	2,657	1,499
Deferred income taxes	163,417	122,839
Other liabilities	88,538	71,089
Liabilities related to separate accounts	694,570	693,955
Total liabilities	7,565,427	7,416,532

Stockholders' equity:
FBL Financial Group, Inc. stockholders' equity:
Preferred stock, without par value, at liquidation value - authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 24,690,439 shares in 2014 and 24,742,942 shares in 2013	139,969	134,993
Class B common stock, without par value - authorized 1,500,000 shares, issued and outstanding 11,413 shares in 2014 and 2013	72	72
Accumulated other comprehensive income	188,547	119,067
Retained earnings	792,172	787,609
Total FBL Financial Group, Inc. stockholders' equity	1,123,760	1,044,741
Noncontrolling interest	36	50
Total stockholders' equity	1,123,796	1,044,791
Total liabilities and stockholders' equity	$8,689,223	$8,461,323

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share data)

	Three months ended March 31,
	2014	2013
Revenues:
Interest sensitive product charges	$27,091	$25,304
Traditional life insurance premiums	45,492	44,934
Net investment income	92,631	90,810
Net realized capital gains (losses) on sales of investments	(540)	3,932

Total other-than-temporary impairment losses	—	(646)
Non-credit portion in other comprehensive income	—	—
Net impairment losses recognized in earnings	—	(646)
Other income	3,861	3,714
Total revenues	168,535	168,048

Benefits and expenses:
Interest sensitive product benefits	53,380	48,292
Traditional life insurance benefits	41,497	39,806
Policyholder dividends	3,345	3,358
Underwriting, acquisition and insurance expenses	33,444	35,024
Interest expense	1,212	1,975
Other expenses	4,128	4,384
Total benefits and expenses	137,006	132,839
	31,529	35,209
Income taxes	(10,228)	(11,583)
Equity income, net of related income taxes	1,648	1,312
Net income	22,949	24,938
Net loss attributable to noncontrolling interest	43	28
Net income attributable to FBL Financial Group, Inc.	$22,992	$24,966

Earnings per common share	$0.92	$0.97
Earnings per common share - assuming dilution	$0.91	$0.96

Cash dividends per common share	$0.35	$0.11

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2014	2013
Net income	$22,949	$24,938
Other comprehensive income (1)
Change in net unrealized investment gains/losses	69,308	5,677
Non-credit impairment losses	—	(36)
Change in underfunded status of postretirement benefit plans	172	263
Total other comprehensive income, net of tax	69,480	5,904
Total comprehensive income, net of tax	92,429	30,842
Comprehensive loss attributable to noncontrolling interest	43	28
Total comprehensive income applicable to FBL Financial Group, Inc.	$92,472	$30,870

(1)
Other comprehensive income is recorded net of deferred income taxes and other adjustments for assumed changes in deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands)

	FBL Financial Group, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Accumulated Other Comprehensive Income	Retained Earnings	Non- controlling Interest	Total Stockholders' Equity
Balance at January 1, 2013	$3,000	$123,228	$289,853	$796,110	$56	$1,212,247
Net income - three months ended March 31, 2013	—	—	—	24,966	(28)	24,938
Other comprehensive income	—	—	5,904	—	—	5,904
Issuance of common stock under compensation plans	—	7,194	—	—	—	7,194
Purchase of common stock	—	(839)	—	(4,641)	—	(5,480)
Dividends on preferred stock	—	—	—	(38)	—	(38)
Dividends on common stock	—	—	—	(2,806)	—	(2,806)
Receipts related to noncontrolling interest	—	—	—	—	23	23
Balance at March 31, 2013	$3,000	$129,583	$295,757	$813,591	$51	$1,241,982

Balance at January 1, 2014	$3,000	$135,065	$119,067	$787,609	$50	$1,044,791
Net income - three months ended March 31, 2014	—	—	—	22,992	(43)	22,949
Other comprehensive income	—	—	69,480	—	—	69,480
Issuance of common stock under compensation plans	—	6,411	—	—	—	6,411
Purchase of common stock	—	(1,435)	—	(9,727)	—	(11,162)
Dividends on preferred stock	—	—	—	(38)	—	(38)
Dividends on common stock	—	—	—	(8,664)	—	(8,664)
Receipts related to noncontrolling interest	—	—	—	—	29	29
Balance at March 31, 2014	$3,000	$140,041	$188,547	$792,172	$36	$1,123,796

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2014	2013
Operating activities
Net income	$22,949	$24,938
Adjustments to reconcile net income to net cash provided by operating activities:
Interest credited to account balances	37,014	35,509
Charges for mortality, surrenders and administration	(26,081)	(24,849)
Net realized losses (gains) on investments	540	(3,286)
Change in fair value of derivatives	(326)	(425)
Increase in traditional life and accident and health benefit liabilities	13,923	14,126
Deferral of acquisition costs	(10,044)	(12,215)
Amortization of deferred acquisition costs and value of insurance in force	8,493	6,830
Change in reinsurance recoverable	(625)	150
Provision for deferred income taxes	3,125	(1,188)
Other	(18,421)	(12,537)
Net cash provided by operating activities	30,547	27,053

Investing activities
Sales, maturities or repayments:
Fixed maturities - available for sale	81,293	226,857
Equity securities - available for sale	200	7,645
Mortgage loans	8,272	9,646
Derivative instruments	253	141
Policy loans	9,019	9,521
Securities and indebtedness of related parties	1,207	403
Acquisitions:
Fixed maturities - available for sale	(161,976)	(235,009)
Equity securities - available for sale	(6,189)	(2,314)
Mortgage loans	(18,100)	(10,850)
Derivative instruments	(617)	(123)
Policy loans	(10,718)	(8,625)
Securities and indebtedness of related parties	(3,725)	(6,631)
Short-term investments, net change	41,084	(14,590)
Purchases and disposals of property and equipment, net	(1,240)	(1,499)
Net cash used in investing activities	(61,237)	(25,428)

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Three months ended March 31,
	2014	2013
Financing activities
Contract holder account deposits	$180,472	$119,533
Contract holder account withdrawals	(111,788)	(96,673)
Receipts related to noncontrolling interests, net	29	23
Excess tax deductions on stock-based compensation	507	1,100
Repurchase of common stock, net	(3,977)	(359)
Dividends paid	(8,702)	(2,844)
Net cash provided by financing activities	56,541	20,780
Increase in cash and cash equivalents	25,851	22,405
Cash and cash equivalents at beginning of period	6,370	78,074
Cash and cash equivalents at end of period	$32,221	$100,479

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$1,213	$1,975
Income taxes	2,005	2,001

See accompanying notes.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2014

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

Operating results for the three-month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. We encourage you to refer to our consolidated financial statements and notes for the year ended December 31, 2013 included in our Annual Report on Form 10-K for a complete description of our material accounting policies. Also included in the Form 10-K is a description of areas of judgments and estimates and other information necessary to understand our financial position and results of operations.

Future Adoption of Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (FASB) issued guidance related to accounting for investments in low income housing tax credit limited partnerships. Our low income housing tax credit investments totaled $76.7 million at March 31, 2014 and $76.2 million at December 31, 2013. Presently, we account for these investments under the equity method and include related tax benefits as a component of equity income. The new guidance allows us to account for these partnerships using the proportional amortization method, which amortizes the acquisition cost of the partnership in proportion to the recognition of the tax credits associated with these projects. The tax credits, net of the amortization of the partnership interest, would be recognized as a component of income taxes. This guidance will be effective for fiscal years beginning after December 15, 2014 and must be applied retrospectively, if we elect to change our accounting practice. We are currently evaluating the impact of this new guidance.

2. Investment Operations

Fixed Maturity and Equity Securities

Available-For-Sale Fixed Maturity and Equity Securities by Investment Category

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit losses on other-than-temporary impairments (1)
	(Dollars in thousands)
Fixed maturities:
Corporate (2)	$3,193,531	$285,177	$(30,226)	$3,448,482	$1,100
Residential mortgage-backed	496,228	41,259	(5,328)	532,159	(3,189)
Commercial mortgage-backed	414,503	23,364	(4,347)	433,520	—
Other asset-backed	455,688	19,485	(6,396)	468,777	3,340
United States Government and agencies	38,894	4,242	(102)	43,034	—
State, municipal and other governments	1,332,190	94,640	(10,374)	1,416,456	—
Total fixed maturities	$5,931,034	$468,167	$(56,773)	$6,342,428	$1,251

Equity securities:
Non-redeemable preferred stocks	$70,691	$4,387	$(831)	$74,247	$—
Common stocks	25,370	767	—	26,137	—
Total equity securities	$96,061	$5,154	$(831)	$100,384	$—

Available-For-Sale Fixed Maturity and Equity Securities by Investment Category

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit losses on other-than-temporary impairments (1)
	(Dollars in thousands)
Fixed maturities:
Corporate (2)	$3,142,476	$229,151	$(64,848)	$3,306,779	$329
Residential mortgage-backed	492,990	35,676	(7,938)	520,728	(4,155)
Commercial mortgage-backed	391,845	20,014	(7,192)	404,667	—
Other asset-backed	444,047	19,169	(6,673)	456,543	1,725
United States Government and agencies	39,261	4,218	(198)	43,281	—
State, municipal and other governments	1,317,920	60,869	(29,034)	1,349,755	—
Total fixed maturities	$5,828,539	$369,097	$(115,883)	$6,081,753	$(2,101)

Equity securities:
Non-redeemable preferred stocks	$65,692	$3,141	$(2,383)	$66,450	$—
Common stocks	24,379	726	—	25,105	—
Total equity securities	$90,071	$3,867	$(2,383)	$91,555	$—

(1)
Non-credit losses, subsequent to the initial impairment measurement date, on other-than-temporary impairment (OTTI) losses are included in the gross unrealized gains and losses columns above. The non-credit loss component of OTTI losses for corporate and other asset-backed securities were in an unrealized gain position at March 31, 2014 and December 31, 2013 due to increases in estimated fair value subsequent to initial recognition of non-credit losses on such securities.

(2)
Corporate securities include hybrid preferred securities with a carrying value of $77.2 million at March 31, 2014 and $76.3 million at December 31, 2013. Corporate securities also include redeemable preferred stock with a carrying value of $18.0 million at March 31, 2014 and $17.1 million at December 31, 2013.

Short-term investments have been excluded from the above schedules as amortized cost approximates fair value for these securities.

Available-For-Sale Fixed Maturities by Maturity Date

	March 31, 2014
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due in one year or less	$86,287	$87,655
Due after one year through five years	741,647	827,667
Due after five years through ten years	964,418	1,044,090
Due after ten years	2,772,263	2,948,560
	4,564,615	4,907,972
Mortgage-backed and other asset-backed	1,366,419	1,434,456
Total fixed maturities	$5,931,034	$6,342,428

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Fixed maturities not due at a single maturity date have been included in the above table in the year of final contractual maturity.

Net Unrealized Gains (Losses) on Investments in Accumulated Other Comprehensive Income

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Net unrealized appreciation on:
Fixed maturities - available for sale	$411,394	$253,214
Equity securities - available for sale	4,323	1,484
	415,717	254,698
Adjustments for assumed changes in amortization pattern of:
Deferred acquisition costs	(105,551)	(55,550)
Value of insurance in force acquired	(10,799)	(6,356)
Unearned revenue reserve	6,371	2,790
Adjustments for assumed changes in policyholder liabilities	(6,485)	(2,957)
Provision for deferred income taxes	(104,724)	(67,404)
Net unrealized investment gains	$194,529	$125,221

Net unrealized investment gains and losses are recorded net of deferred income taxes and other adjustments for assumed changes in deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities. Subsequent changes in fair value of securities for which a previous non-credit OTTI loss was recognized in accumulated other comprehensive income, are reported along with changes in fair value for which no OTTI losses were previously recognized.

Fixed Maturity and Equity Securities with Unrealized Losses by Length of Time

	March 31, 2014
	Less than one year		One year or more		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$567,597	$(26,039)	$60,878	$(4,187)	$628,475	$(30,226)	53.2%
Residential mortgage-backed	60,765	(1,458)	21,883	(3,870)	82,648	(5,328)	9.3
Commercial mortgage-backed	53,432	(2,235)	22,830	(2,112)	76,262	(4,347)	7.7
Other asset-backed	61,604	(1,597)	31,913	(4,799)	93,517	(6,396)	11.3
United States Government and agencies	3,972	(102)	—	—	3,972	(102)	0.2
State, municipal and other governments	188,308	(7,869)	24,995	(2,505)	213,303	(10,374)	18.3
Total fixed maturities	$935,678	$(39,300)	$162,499	$(17,473)	$1,098,177	$(56,773)	100.0%

Equity securities:
Non-redeemable preferred stocks	$24,468	$(426)	$4,595	$(405)	$29,063	$(831)
Total equity securities	$24,468	$(426)	$4,595	$(405)	$29,063	$(831)

Fixed Maturity and Equity Securities with Unrealized Losses by Length of Time

	December 31, 2013
	Less than one year		One year or more		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$802,161	$(60,138)	$43,500	$(4,710)	$845,661	$(64,848)	56.0%
Residential mortgage-backed	92,020	(3,548)	20,948	(4,390)	112,968	(7,938)	6.8
Commercial mortgage-backed	53,647	(4,454)	28,054	(2,738)	81,701	(7,192)	6.2
Other asset-backed	101,961	(1,109)	33,170	(5,564)	135,131	(6,673)	5.8
United States Government and agencies	4,407	(198)	—	—	4,407	(198)	0.2
State, municipal and other governments	353,120	(25,700)	19,165	(3,334)	372,285	(29,034)	25.0
Total fixed maturities	$1,407,316	$(95,147)	$144,837	$(20,736)	$1,552,153	$(115,883)	100.0%

Equity securities:
Non-redeemable preferred stocks	$31,639	$(1,756)	$4,373	$(627)	$36,012	$(2,383)
Total equity securities	$31,639	$(1,756)	$4,373	$(627)	$36,012	$(2,383)

Fixed maturities in the above tables include 321 securities from 264 issuers at March 31, 2014 and 440 securities from 366 issuers at December 31, 2013. The unrealized losses in fixed maturities were generally due to an increase in risk free rates relative to the risk free rates when the securities were purchased. We do not intend to sell or believe we will be required to sell any of our impaired fixed maturities before recovery of their amortized cost basis. The following summarizes the more significant unrealized losses of fixed maturities and equity securities by investment category as of March 31, 2014.

Corporate securities: The largest unrealized losses were in the utilities sector ($184.2 million carrying value and $9.2 million unrealized loss). The largest unrealized losses in the utilities sector were in the electric ($128.6 million carrying value and $6.4 million unrealized loss) and the gas-pipeline ($40.8 million carrying value and $2.1 million unrealized loss) sub-sectors. The majority of losses in the sector were primarily attributable to general changes in market interest rates for corporate securities.

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

Equity securities: Our gross unrealized losses were on investment grade non-redeemable perpetual preferred securities within the finance sector. These securities provide periodic cash flows, contain call features and are similarly rated and priced like other long-term callable bonds and are evaluated for OTTIs similar to fixed maturities. The decline in fair value is primarily due to market concerns regarding the sector. We have evaluated the near-term prospects of our equity securities in relation to the severity and duration of their impairment as well as our intent and ability to hold these investments until recovery of fair value, and have concluded they are not other than temporarily impaired.

Excluding mortgage and asset-backed securities, no securities from the same issuer had an aggregate unrealized loss in excess of $1.8 million at March 31, 2014, with the largest unrealized loss from a supermarket chain. With respect to mortgage and asset-backed securities not backed by the United States Government, no securities from the same issuer had an aggregate unrealized loss in excess of $3.4 million at March 31, 2014, which consists of two different securities from the same issuer that are backed by different pools of Alt-A residential mortgage loans. Both securities are rated non-investment grade and the largest unrealized loss totaled $1.7 million.

The carrying values of all our investments are reviewed on an ongoing basis for credit deterioration. When our review indicates a decline in fair value for a fixed maturity security is an OTTI and we do not intend to sell or believe we will be required to sell the security before recovery of our amortized cost, a specific write down is charged to earnings for the credit loss and a specific charge is recognized in accumulated other comprehensive income for the non-credit loss component. If we intend to sell or believe we will be required to sell a fixed maturity security before its recovery, the full amount of the impairment write down to fair value is charged to earnings. For all equity securities, the full amount of an OTTI write down is recognized as a realized loss on investments in the consolidated statements of operations and the new cost basis for the security is equal to its fair value.

We monitor the financial condition and operations of the issuers of fixed maturities and equity securities that could potentially have a credit impairment that is an OTTI. In determining whether or not an unrealized loss is an OTTI, we review factors such as:

•	historical operating trends;

•	business prospects;

•	status of the industry in which the company operates;

•	analyst ratings on the issuer and sector;

•	quality of management;

•	size of unrealized loss;

•	level of current market interest rates compared to market interest rates when the security was purchased; and

•	length of time the security has been in an unrealized loss position.

In order to determine the credit and non-credit impairment loss for fixed maturities, every quarter we estimate the future cash flows we expect to receive over the remaining life of the instrument as well as review our plans to hold or sell the instrument. Significant assumptions regarding the present value of expected cash flows for each security are used when an OTTI occurs and there is a non-credit portion of the unrealized loss that won't be recognized in earnings. Our assumptions for residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities include collateral pledged, guarantees, vintage, anticipated principal and interest payments, prepayments, default levels, severity assumptions, delinquency rates and the level of nonperforming assets for the remainder of the investments' expected term. We use a single best estimate of cash flows approach and use the effective yield prior to the date of impairment to calculate the present value of cash flows. Our assumptions for corporate and other fixed maturities include anticipated principal and interest payments and an estimated recovery value, generally based on a percentage return of the current fair value.

After an OTTI write down of all equity securities and any fixed maturities with a credit-only impairment, the cost basis is not adjusted for subsequent recoveries in fair value. For fixed maturities for which we can reasonably estimate future cash flows after a write down, the discount or reduced premium recorded, based on the new cost basis, is amortized over the remaining life of the security. Amortization in this instance is computed using the prospective method and the current estimate of the amount and timing of future cash flows.

Credit Loss Component of Other-Than-Temporary Impairments on Fixed Maturities

	Three months ended March 31,
	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$(21,592)	$(27,712)
Reductions due to investments sold	68	131
Balance at end of period	$(21,524)	$(27,581)

The table above sets forth the amount of credit loss impairments on fixed maturities held by the Company as of the dates indicated for which a portion of the OTTI was recognized in other comprehensive income (loss) and corresponding changes in such amounts.

Realized Gains (Losses) - Recorded in Income

	Three months ended March 31,
	2014	2013
	(Dollars in thousands)
Realized gains (losses) on sales of investments
Fixed maturities:
Gross gains	$97	$5,640
Gross losses	(637)	(1,708)
	(540)	3,932
Impairment losses recognized in earnings:
Other credit-related (1)	—	(646)
Net realized gains (losses) on investments recorded in income	$(540)	$3,286

(1)	Amount represents credit-related losses for mortgage loans and real estate written down to fair value through income.

Proceeds from sales of fixed maturities totaled $12.8 million during the three-months ended March 31, 2014 and $38.2 million during the three-months ended March 31, 2013.

Realized gains and losses on sales of investments are determined on the basis of specific identification.

Mortgage Loans

Our mortgage loan portfolio consists principally of commercial mortgage loans that we have originated. Our lending policies require that the loans be collateralized by the value of the related property, establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. We originate loans with an initial loan-to-value ratio that provides sufficient excess collateral to absorb losses should we be required to foreclose and take possession of the collateral. In order to identify impairment losses timely, management maintains and reviews a watch list of mortgage loans that have heightened risk. These loans may include those with borrowers delinquent on contractual payments, borrowers experiencing financial difficulty, increases in rental real estate vacancies and significant declines in collateral value. We evaluate each of our mortgage loans individually and establish an estimated loss, if any, for each impaired loan identified. An estimated loss is needed for loans in which we do not believe we will collect all amounts due according to the contractual terms of the respective loan agreements.

Any loan delinquent on contractual payments is considered non-performing. At March 31, 2014, and December 31, 2013, there were no non-performing loans over 90 days past due on contractual payments. Interest income is accrued on impaired loans to the extent it is deemed collectible (delinquent less than 90 days) and the loan continues to perform under its original or restructured contractual terms. Interest income on non-performing loans is generally recognized on a cash basis. Once mortgage loans are classified as nonaccrual loans, the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan has been restructured to where the collection of interest is considered likely.

Mortgage Loans by Collateral Type

	March 31, 2014		December 31, 2013
Collateral Type	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
Office	$247,926	42.3%	$241,951	42.0%
Retail	200,752	34.3	194,053	33.7
Industrial	123,727	21.1	126,151	21.9
Other	13,616	2.3	13,706	2.4
Total	$586,021	100.0%	$575,861	100.0%

Mortgage Loans by Geographic Location within the United States

	March 31, 2014		December 31, 2013
Region of the United States	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
South Atlantic	$169,122	28.9%	$170,529	29.6%
Pacific	99,074	16.9	92,538	16.1
West North Central	88,401	15.1	85,629	14.9
East North Central	77,750	13.2	79,128	13.7
Mountain	52,670	9.0	53,460	9.3
West South Central	38,815	6.6	39,780	6.9
Other	60,189	10.3	54,797	9.5
Total	$586,021	100.0%	$575,861	100.0%

Mortgage Loans by Loan-to-Value Ratio

	March 31, 2014		December 31, 2013
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
0% - 50%	$172,059	29.4%	$149,719	26.0%
51% - 60%	206,190	35.2	202,025	35.1
61% - 70%	188,248	32.1	204,460	35.5
71% - 80%	15,452	2.6	15,559	2.7
81% - 90%	4,072	0.7	4,098	0.7
Total	$586,021	100.0%	$575,861	100.0%

The loan-to-value ratio is determined using the most recent appraised value. Appraisals are updated periodically including when there is indication of a possible significant collateral decline or loan modification and refinance requests.

Mortgage Loans by Year of Origination

	March 31, 2014		December 31, 2013
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
2014	$18,100	3.1%	$—	—%
2013	86,056	14.7	84,478	14.7
2012	72,173	12.3	72,792	12.6
2011	47,853	8.1	48,190	8.4
2010	25,836	4.4	26,173	4.5
2009 and prior	336,003	57.4	344,228	59.8
Total	$586,021	100.0%	$575,861	100.0%

Impaired Mortgage Loans

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Unpaid principal balance	$22,329	$22,100
Less:
Related allowance	883	888
Discount	391	429
Carrying value of impaired mortgage loans	$21,055	$20,783

Allowance on Mortgage Loans
	Three months ended March 31,
	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$888	$1,694
Allowances established	—	475
Charge offs	—	(1,610)
Recoveries of amounts previously charged off	(5)	—
Balance at end of period	$883	$559

Mortgage Loan Modifications

Our commercial mortgage loan portfolio includes loans that have been modified. We assess loan modifications on a loan-by-loan basis to evaluate whether a troubled debt restructuring (TDR) has occurred. Generally, the types of concessions include: reduction of the contractual interest rate to a below market rate, extension of the maturity date, and/or a reduction of accrued interest. The amount, timing and extent of the concession granted is considered in determining if an impairment loss is needed for the restructuring.

There were no loan modifications during the first quarter of 2014. During the first quarter of 2013 we modified one commercial mortgage loan that met the criteria of a TDR with a carrying value after the restructuring of $14.4 million and recognized an impairment loss of $0.5 million.

Variable Interest Entities

We evaluate our variable interest entity (VIE) investees to determine whether the level of our direct ownership interest, our rights to manage operations or our obligation to provide ongoing financial support are such that we are the primary beneficiary of the entity, and are then required to consolidate it for financial reporting purposes. None of our VIE investees were required to be consolidated for any reporting periods presented in this Form 10-Q. Our VIE investments are as follows:

	March 31, 2014		December 31, 2013
	Carrying Value	Maximum Exposure to Loss	Carrying Value	Maximum Exposure to Loss
	(Dollars in thousands)
Real estate limited partnerships	$17,176	$17,176	$17,646	$17,646

We make commitments to fund partnership investments in the normal course of business. We did not have any other commitments to investees designated as VIEs as of March 31, 2014 or December 31, 2013.

Other

At March 31, 2014, we had committed to provide $35.7 million of additional funds for our limited partnerships and our limited liability companies.

Derivative Instruments

We are not significantly involved in hedging activities and have limited exposure to derivatives. We do not apply hedge accounting to any of our derivative positions. Derivative assets, which are primarily reported in reinsurance recoverable and other investments, totaled $4.4 million at March 31, 2014 and $3.7 million at December 31, 2013. Our derivative assets consist of derivatives embedded within our modified coinsurance agreements and call options which provide an economic hedge for a small block of index annuity contracts. Derivative liabilities totaled $0.4 million at March 31, 2014 and $0.3 million at December 31, 2013 and include derivatives embedded within our index annuity contracts and derivatives embedded within our modified coinsurance agreements. The net gain (loss) recognized on these derivatives is included in net investment income and interest sensitive benefits and, for the three-month period ended March 31, totaled $0.5 million for 2014 and ($0.3) million for 2013.

3. Fair Values

The carrying and estimated fair values of our financial instruments are as follows:

Fair Values and Carrying Values

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Assets
Fixed maturities - available for sale	$6,342,428	$6,342,428	$6,081,753	$6,081,753
Equity securities - available for sale	100,384	100,384	91,555	91,555
Mortgage loans	586,021	611,262	575,861	594,451
Policy loans	178,692	215,416	176,993	210,401
Other investments	1,562	1,562	993	993
Cash, cash equivalents and short-term investments	99,814	99,814	115,047	115,047
Reinsurance recoverable	2,880	2,880	2,678	2,678
Assets held in separate accounts	694,570	694,570	693,955	693,955

Fair Values and Carrying Values (continued)

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Liabilities
Future policy benefits	$3,421,700	$3,495,531	$3,360,519	$3,371,706
Supplemental contracts without life contingencies	346,070	324,703	349,761	320,195
Advance premiums and other deposits	239,562	239,562	230,819	230,819
Long-term debt	97,000	65,305	97,000	63,343
Other liabilities	67	67	—	—
Liabilities related to separate accounts	694,570	687,496	693,955	686,387

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

Level 3 fixed maturities include private placements as well as corporate, mortgage and other asset-backed and state and municipal securities for which there is little or no current market data available. We use external pricing sources, or if prices are not available we will estimate fair value internally. Fair values of private investments in Level 3 are determined by reference to public market, private transactions or valuations for comparable companies or assets in the relevant asset class when such amounts are available. For other securities where an exit price based on relevant observable inputs is not obtained, the fair value is determined using a matrix calculation. Fair values estimated through use of matrix pricing methods rely on an estimate of credit spreads to a risk free U.S. Treasury yield. Selecting the credit spread requires judgment based on an understanding of the security and may include a market liquidity premium. Our selection of comparable companies as well as the level of spread requires significant judgment. Increases in spreads used in our matrix models, or those used to value comparable companies, will result in a decrease in discounted cash flows used, and accordingly in the estimated fair value of the security.

We obtain fixed maturity fair values from a variety of external independent pricing services, including brokers, with access to observable data including recent trade information, if available. In certain circumstances in which an external price is not available for a Level 3 security, we will internally estimate its fair value. Our process for evaluation and selection of the fair values includes:

•
We follow a “pricing waterfall” policy, which establishes the pricing source preference for a particular security or security type. The order of preference is based on our evaluation of the valuation methods used, the source's knowledge of the instrument and the reliability of the prices we have received from the source in the past. Our valuation policy dictates that fair values are initially sought from third party pricing services. If our review of the prices received from our preferred source indicates an inaccurate price, we will use an alternative source within the waterfall and document the decision. In the event that fair values are not available from one of our external pricing services or upon review of the fair values provided it is determined that they may not be reflective of market conditions, those securities are submitted to brokers familiar with the security to obtain non-binding price quotes. Broker quotes tend to be used in limited circumstances such as for newly issued, private placement and other instruments that are not widely traded. For those securities for which an externally provided fair value is not available, we use cash flow modeling techniques to estimate fair value.

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

Level 2 equity securities consist of common stock issued by the Federal Home Loan Bank (FHLB), with estimated fair value based on the current redemption value of the shares and non-redeemable preferred stock with estimated fair value obtained from external pricing sources using a matrix pricing approach.

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

Mortgage loans:

Mortgage loans are not measured at fair value on a recurring basis. Mortgage loans are a Level 3 measurement as there is no current market for the loans. The fair value of our mortgage loans is estimated internally using a matrix pricing approach. Along with specific loan terms, two key management assumptions are required including the risk rating of the loan (our current rating system is A-highest quality, B-moderate quality, C-low quality, W-watch or F-foreclosure) and estimated spreads for new loans over the U.S. Treasury yield curve. Spreads are updated quarterly and loans are reviewed and rated annually with quarterly adjustments should significant changes occur. Our determination of each loan's risk rating as well as selection of the credit spread requires significant judgment. A higher risk rating, as well as an increase in spreads, would result in a decrease in discounted cash flows used, and accordingly the fair value of the loan.

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

Future policy benefits, supplemental contracts without life contingencies and advance premiums and other deposits:

Level 3 policy-related financial instruments of investment-type contracts are those not involving significant mortality or morbidity risks. No active market exists for these contracts and they are not measured at fair value on a recurring basis. Fair values for our insurance contracts, other than investment-type contracts, are not required to be disclosed. Fair values for our investment-type contracts with expected maturities, including deferred annuities, funding agreements and supplementary contracts, are determined using discounted cash flow valuation techniques based on current interest rates adjusted to reflect our credit risk and an additional provision for adverse deviation. For certain deposit liabilities with no defined maturities and no surrender charges, including pension-related deposit administration funds, advance premiums and other deposits, fair value is the account value or amount payable on demand. Significant judgment is required in selecting the assumptions used to estimate the fair values of these financial instruments. For contracts with known maturities, increases in current rates will result in a decrease in discounted cash flows and a decrease in the estimated fair value of the policy obligation.

Certain annuity contracts include embedded derivatives and are measured at fair value on a recurring basis. These embedded derivatives are a Level 3 measurement. The fair value of the embedded derivatives is based on the discounted excess of projected account values (including a risk margin) over projected guaranteed account values. The key unobservable inputs required in the projection of future values which require management judgment include the risk margin as well as the credit risk of our company. Should the risk margin increase or the credit risk decrease, the discounted cash flows and the estimated fair value of the obligation will increase.

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

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels

	March 31, 2014
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Corporate securities	$—	$3,355,610	$92,872	$3,448,482
Residential mortgage-backed securities	—	532,159	—	532,159
Commercial mortgage-backed securities	—	360,506	73,014	433,520
Other asset-backed securities	—	387,705	81,072	468,777
United States Government and agencies	15,650	19,190	8,194	43,034
State, municipal and other governments	—	1,416,456	—	1,416,456
Non-redeemable preferred stocks	—	66,218	8,029	74,247
Common stocks	3,469	22,668	—	26,137
Other investments	—	1,562	—	1,562
Cash, cash equivalents and short-term investments	99,814	—	—	99,814
Reinsurance recoverable	—	2,880	—	2,880
Assets held in separate accounts	694,570	—	—	694,570
Total assets	$813,503	$6,164,954	$263,181	$7,241,638

Liabilities
Future policy benefits - index annuity embedded derivatives	$—	$—	$299	$299
Other liabilities	—	67	—	67
Total liabilities	$—	$67	$299	$366

	December 31, 2013
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Corporate securities	$—	$3,224,785	$81,994	$3,306,779
Residential mortgage-backed securities	—	520,728	—	520,728
Commercial mortgage-backed securities	—	332,955	71,712	404,667
Other asset-backed securities	—	370,708	85,835	456,543
United States Government and agencies	15,291	19,946	8,044	43,281
State, municipal and other governments	—	1,349,755	—	1,349,755
Non-redeemable preferred stocks	—	58,655	7,795	66,450
Common stocks	3,295	21,810	—	25,105
Other investments	—	993	—	993
Cash, cash equivalents and short-term investments	115,047	—	—	115,047
Reinsurance recoverable	—	2,678	—	2,678
Assets held in separate accounts	693,955	—	—	693,955
Total assets	$827,588	$5,903,013	$255,380	$6,985,981

Liabilities
Future policy benefits - index annuity embedded derivatives	$—	$—	$286	$286
Total liabilities	$—	$—	$286	$286

Level 3 Fixed Maturities on a Recurring Basis by Valuation Source

	March 31, 2014
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$57,807	$35,065	$92,872
Commercial mortgage-backed securities	73,014	—	73,014
Other asset-backed securities	60,281	20,791	81,072
United States Government and agencies	8,194	—	8,194
Total	$199,296	$55,856	$255,152
Percent of total	78.1%	21.9%	100.0%

	December 31, 2013
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$59,812	$22,182	$81,994
Commercial mortgage-backed securities	71,712	—	71,712
Other asset-backed securities	65,003	20,832	85,835
United States Government and agencies	8,044	—	8,044
Total	$204,571	$43,014	$247,585
Percent of total	82.6%	17.4%	100.0%

Quantitative Information about Level 3 Fair Value Measurements - Recurring Basis

	March 31, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$53,406	Discounted cash flow	Credit spread	0.88% - 17.01% (7.56%)
Commercial mortgage-backed	65,991	Discounted cash flow	Credit spread	1.75% - 4.50% (2.97%)
Other asset-backed securities	33,671	Discounted cash flow	Credit spread	0.88% - 5.82% (3.65%)
Non-redeemable preferred stocks	8,029	Discounted cash flow	Credit spread	3.69% (3.69%)
Total Assets	$161,097

Liabilities
Future policy benefits - index annuity embedded derivatives	$299	Discounted cash flow	Credit risk Risk margin	0.30% - 1.50% (0.95%) 0.15% - 0.40% (0.25%)

Quantitative Information about Level 3 Fair Value Measurements - Recurring Basis

	December 31, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$46,023	Discounted cash flow	Credit spread	0.91% - 17.08% (7.84%)
Commercial mortgage-backed	71,712	Discounted cash flow	Credit spread	1.75% - 4.50% (2.95%)
Other asset-backed securities	38,305	Discounted cash flow	Credit spread	0.74% - 5.06% (3.55%)
State, municipal and other governments	7,795	Discounted cash flow	Credit spread	3.81% (3.81%)
Total Assets	$163,835

Liabilities
Future policy benefits - index annuity embedded derivatives	$286	Discounted cash flow	Credit risk Risk margin	0.30% - 1.70% (1.05%) 0.15% - 0.40% (0.25%)

The tables above exclude certain securities for which the fair value was based on non-binding broker quotes where we could not reasonably obtain the quantitative unobservable inputs.

Level 3 Financial Instruments Changes in Fair Value Recurring Basis

	March 31, 2014
				Realized and unrealized gains (losses), net
	Balance, December 31, 2013	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Amort-ization included in net income	Balance, March 31, 2014
	(Dollars in thousands)
Assets
Corporate securities	$81,994	$206	$(2,835)	$—	$(106)	$13,623	$—	$(10)	$92,872
Commercial mortgage-backed securities	71,712	—	(167)	—	1,448	—	—	21	73,014
Other asset-backed securities	85,835	5,450	(3,129)	—	(133)	—	(7,194)	243	81,072
United States Government and agencies	8,044	—	—	—	149	—	—	1	8,194
Non-redeemable preferred stocks	7,795	—	—	—	234	—	—	—	8,029
Total Assets	$255,380	$5,656	$(6,131)	$—	$1,592	$13,623	$(7,194)	$255	$263,181

Liabilities
Future policy benefits - index annuity embedded derivatives	$286	$—	$5	$8	$—	$—	$—	$—	$299
Total Liabilities	$286	$—	$5	$8	$—	$—	$—	$—	$299

Level 3 Financial Instruments Changes in Fair Value Recurring Basis

	March 31, 2013
				Realized and unrealized gains (losses), net
	Balance, December 31, 2012	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Net transfers into Level 3 (1)	Net transfers out of Level 3 (1)	Amort-ization included in net income	Balance, March 31, 2013
	(Dollars in thousands)
Assets
Corporate securities	$100,463	$5,028	$(2,032)	$—	$1,026	$—	$—	$(3)	$104,482
Commercial mortgage-backed securities	76,281	—	(190)	—	(713)	—	—	20	75,398
Other asset-backed securities	95,756	15,724	(2,352)	—	826	4,063	(18,011)	220	96,226
United States Government and agencies	8,555	—	—	—	(14)	—	—	1	8,542
State, municipal and other governments	223	—	(26)	—	(1)	—	—	—	196
Non-redeemable preferred stocks	7,391	—	—	—	360	—	—	—	7,751
Total Assets	$288,669	$20,752	$(4,600)	$—	$1,484	$4,063	$(18,011)	$238	$292,595

Liabilities
Future policy benefits - index annuity embedded derivatives	$307	$—	$(5)	$13	$—	$—	$—	$—	$315
Total Liabilities	$307	$—	$(5)	$13	$—	$—	$—	$—	$315

(1)
Transfers into Level 3 represent assets previously priced using an external pricing service with access to observable inputs no longer available and therefore, were priced using non-binding broker quotes. Transfers out of Level 3 include those assets that we are now able to obtain pricing from a third party pricing vendor that uses observable inputs. There were no transfers between Level 1 and Level 2 during 2014 or 2013.

Valuation of our Financial Instruments Not Reported at Fair Value by Hierarchy Levels

	March 31, 2014
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$611,262	$611,262
Policy loans	—	—	215,416	215,416
Total assets	$—	$—	$826,678	$826,678

Liabilities
Future policy benefits	$—	$—	$3,495,232	$3,495,232
Supplemental contracts without life contingencies	—	—	324,703	324,703
Advance premiums and other deposits	—	—	239,562	239,562
Long-term debt	—	—	65,305	65,305
Liabilities related to separate accounts	—	—	687,496	687,496
Total liabilities	$—	$—	$4,812,298	$4,812,298

Valuation of our Financial Instruments Not Reported at Fair Value by Hierarchy Levels

	December 31, 2013
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$594,451	$594,451
Policy loans	—	—	210,401	210,401
Total assets	$—	$—	$804,852	$804,852

Liabilities
Future policy benefits	$—	$—	$3,371,420	$3,371,420
Supplemental contracts without life contingencies	—	—	320,195	320,195
Advance premiums and other deposits	—	—	230,819	230,819
Long-term debt	—	—	63,343	63,343
Liabilities related to separate accounts	—	—	686,387	686,387
Total liabilities	$—	$—	$4,672,164	$4,672,164

Level 3 Financial Instruments Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis, generally mortgage loans or real estate which have been deemed to be impaired during the reporting period. There were no mortgage loans or real estate impaired to fair value during the three months ended March 31, 2014. During the three months ended March 31, 2013, one mortgage loan was impaired to a fair value totaling $1.9 million which resulted in an impairment charge of $0.2 million.

4. Defined Benefit Plan

We participate with several affiliates and an unaffiliated organization in various defined benefit plans, including a multiemployer plan. Our share of net periodic pension cost for the plans is recorded as expense in our consolidated statements of operations.

Components of Net Periodic Pension Cost for FBL and Affiliates Combined
	Multiemployer Plan		Other Plans
	Three months ended March 31,		Three months ended March 31,
	2014	2013	2014	2013
	(Dollars in thousands)
Service cost	$1,320	$1,618	$67	$63
Interest cost	3,505	3,346	269	258
Expected return on assets	(4,385)	(3,916)	—	—
Amortization of prior service cost	36	36	(3)	(3)
Amortization of actuarial loss	1,361	3,117	283	317
Net periodic pension cost	$1,837	$4,201	$616	$635

FBL Financial Group, Inc. share of net periodic pension costs	$589	$1,341	$343	$359

5. Commitments and Contingencies

Legal Proceedings

In the normal course of business, we may be involved in litigation where damages are alleged that are substantially in excess of contractual policy benefits or certain other agreements. We are not aware of any significant threatened or pending litigation or claims against FBL Financial Group, Inc. or any of its subsidiaries.

6. Stockholders' Equity

Share Repurchases

During 2012 and 2014, the Board of Directors approved plans to repurchase Class A common stock. These repurchase plans authorize us to make repurchases in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. Under these programs, we repurchased 262,945 shares for $11.2 million during the first quarter of 2014 and 158,927 shares for $5.5 million during the first quarter of 2013. At March 31, 2014, $50.0 million remains available for repurchase under the 2014 plan. Completion of the program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

Reconciliation of Outstanding Common Stock
	Class A		Class B		Total
	Shares	Dollars	Shares	Dollars	Shares	Dollars
	(Dollars in thousands)
Outstanding at January 1, 2013	24,282,184	$115,706	1,192,890	$7,522	25,475,074	$123,228
Issuance of common stock under compensation plans	247,023	7,194	—	—	247,023	7,194
Purchase of common stock	(158,927)	(839)	—	—	(158,927)	(839)
Conversion of Class B to Class A common stock (1)	51,599	325	(51,599)	(325)	—	$—
Outstanding at March 31, 2013	24,421,879	$122,386	1,141,291	$7,197	25,563,170	$129,583

Outstanding at January 1, 2014	24,742,942	$134,993	11,413	$72	24,754,355	$135,065
Issuance of common stock under compensation plans	210,442	6,411	—	—	210,442	6,411
Purchase of common stock	(262,945)	(1,435)	—	—	(262,945)	(1,435)
Outstanding at March 31, 2014	24,690,439	$139,969	11,413	$72	24,701,852	$140,041

(1)	There is no established market for our Class B common stock, although it is convertible upon demand into Class A common stock on a share for share basis.

Accumulated Other Comprehensive Income, Net of Tax and Other Offsets

	Unrealized Net Investment Gains (Losses) on Available For Sale Securities (1)	Accumulated Non-Credit Impairment Losses	Underfunded Status of Postretirement Benefit Plans	Total
	(Dollars in thousands)
Balance at January 1, 2013	$306,167	$(8,362)	$(7,952)	$289,853
Other comprehensive income before reclassifications	5,168	2,793	—	7,961
Reclassification adjustments	(2,320)	—	263	(2,057)
Balance at March 31, 2013	$309,015	$(5,569)	$(7,689)	$295,757

Balance at January 1, 2014	$126,587	$(1,366)	$(6,154)	$119,067
Other comprehensive income before reclassifications	66,801	2,179	—	68,980
Reclassification adjustments	328	$—	172	500
Balance at March 31, 2014	$193,716	$813	$(5,982)	$188,547

(1)	Includes the impact of taxes, deferred acquisition costs, value of insurance in force acquired, unearned revenue reserves and policyholder liabilities. See Note 2 for further information.

Accumulated Other Comprehensive Income Reclassification Adjustments

	Three months ended March 31, 2014
	Unrealized Net Investment Gains (Losses) on Available For Sale Securities (1)	Accumulated Non-Credit Impairment Losses (1)	Underfunded Status of Postretirement Benefit Plans	Total
	(Dollars in thousands)
Realized capital losses on sales of investments	$540	$—	$—	$540
Adjustments for assumed changes in deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	(36)	—	—	(36)
Other than temporary impairment losses	—	—	—	—
Other expenses: Amortization of unrecognized postretirement items:
Prior service costs	—	—	(3)	(3)
Net actuarial loss	—	—	268	268
Reclassifications before income taxes	504	—	265	769
Income taxes	(176)	—	(93)	(269)
Reclassification adjustments	$328	$—	$172	$500

Accumulated Other Comprehensive Income Reclassification Adjustments

	Three months ended March 31, 2013
	Unrealized Net Investment Gains (Losses) on Available For Sale Securities (1)	Accumulated Non-Credit Impairment Losses (1)	Unfunded Status of Postretirement Benefit Plans	Total
	(Dollars in thousands)
Realized capital gains on sales of investments	$(3,932)	$—	$—	$(3,932)
Adjustments for assumed changes in deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	362		—	362
Other than temporary impairment losses	—	—	—	—
Other expenses: Amortization of unrecognized postretirement items:
Prior service costs	—	—	(3)	(3)
Net actuarial loss	—	—	407	407
Reclassifications before income taxes	(3,570)	—	404	(3,166)
Income taxes	1,250	—	(141)	1,109
Reclassification adjustments	$(2,320)	$—	$263	$(2,057)

(1)	See Note 2 for further information.

7. Earnings Per Share

Computation of Earnings Per Common Share

	Three months ended March 31,
	2014	2013
	(Dollars in thousands, except per share data)
Numerator:
Net income attributable to FBL Financial Group, Inc.	$22,992	$24,966
Less: Dividends on Series B preferred stock	38	38
Income available to common stockholders from continuing operations	$22,954	$24,928

Denominator:
Weighted average shares - basic	24,937,307	25,597,562
Effect of dilutive securities - stock-based compensation	179,531	271,938
Weighted average shares - diluted	25,116,838	25,869,500

Earnings per common share	$0.92	$0.97
Earnings per common share - assuming dilution:	$0.91	$0.96

Antidilutive stock options excluded from diluted earnings per share	—	274,409

8. Segment Information

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

Financial Information Concerning our Operating Segments

	Three months ended March 31,
	2014	2013
	(Dollars in thousands)
Operating revenues:
Annuity	$49,579	$48,107
Life Insurance	95,817	93,338
Corporate and Other	23,369	23,897
	168,765	165,342
Realized gains (losses) on investments (1)	(540)	3,298
Change in net unrealized gains/losses on derivatives (1)	310	(592)
Consolidated revenues	$168,535	$168,048

Pre-tax operating income:
Annuity	$15,447	$14,681
Life Insurance	10,092	9,932
Corporate and Other	4,593	7,098
	30,132	31,711
Income taxes on operating income	(7,048)	(8,577)
Realized gains/losses on investments (1)	(328)	1,895
Change in net unrealized gains/losses on derivatives (1)	236	(63)
Consolidated net income attributable to FBL Financial Group, Inc.	$22,992	$24,966

(1)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred acquisition costs, value of insurance in force acquired and income taxes attributable to these items.

Our investment in equity method investees, the related equity income and interest expense are attributable to the Corporate and Other segment. Expenditures for long-lived assets were not significant during the periods presented above. Goodwill at March 31, 2014 and December 31, 2013 was allocated among the segments as follows: Annuity ($3.9 million) and Life Insurance ($6.1 million).

Premiums collected, which is not a measure used in financial statements prepared according to GAAP, includes premiums received on life insurance policies and deposits on annuities and universal life-type products. Net premiums collected totaled $178.7 million for the quarter ended March 31, 2014 and $175.5 million for the 2013 period.

Under GAAP, premiums on whole life and term life policies are recognized as revenues over the premium-paying period and reported in the Life Insurance segment. The following chart provides a reconciliation of life insurance premiums collected to those reported in the GAAP financial statements.

Reconciliation of Traditional Life Insurance Premiums, Net of Reinsurance

	Three months ended March 31,
	2014	2013
	(Dollars in thousands)
Traditional and universal life insurance premiums collected	$72,838	$76,653
Premiums collected on interest sensitive products	(26,388)	(31,883)
Traditional life insurance premiums collected	46,450	44,770
Change in due premiums and other	(958)	164
Traditional life insurance premiums	$45,492	$44,934

There is no comparable GAAP financial measure for premiums collected on annuities and universal life-type products. GAAP revenues for those interest sensitive and variable products consist of various policy charges and fees assessed on those contracts, as summarized in the chart below.

Interest Sensitive Product Charges by Segment

	Three months ended March 31,
	2014	2013
	(Dollars in thousands)
Annuity
Surrender charges and other	$554	$313

Life Insurance
Administration charges	$3,495	$2,872
Cost of insurance charges	11,017	10,297
Surrender charges	216	188
Amortization of policy initiation fees	32	392
Total	$14,760	$13,749

Corporate and Other
Administration charges	$1,599	$1,511
Cost of insurance charges	7,415	7,361
Surrender charges	138	164
Separate account charges	2,280	2,031
Amortization of policy initiation fees	345	175
Total	$11,777	$11,242

Consolidated interest sensitive product charges	$27,091	$25,304

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes a summary of FBL Financial Group, Inc.'s consolidated results of operations, financial condition and where appropriate, factors that management believes may affect future performance. Unless noted otherwise, all references to FBL Financial Group, Inc. (we or the Company) include all of its direct and indirect subsidiaries, including its life insurance subsidiary, Farm Bureau Life Insurance Company (Farm Bureau Life). Please read this discussion in conjunction with the accompanying consolidated financial statements and related notes. In addition, we encourage you to refer to our Form 10-K for the fiscal year ended December 31, 2013 for a complete description of our significant accounting policies and estimates. Familiarity with this information is important in understanding our financial position and results of operations.

This Form 10-Q includes statements relating to anticipated financial performance, business prospects, new products, and similar matters. These statements and others, which include words such as "expect," "anticipate," "believe," "intend" and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. A variety of factors could cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. See Part 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for additional information on the risks and uncertainties that may affect the operations, performance, development and results of our business.

Overview

We operate predominantly in the life insurance industry through our principal subsidiary, Farm Bureau Life. Farm Bureau Life markets individual life insurance policies and annuity contracts to Farm Bureau members and other individuals and businesses in the Midwestern and Western sections of the United States through an exclusive agency force. Several subsidiaries support various functional areas of Farm Bureau Life and other affiliates by providing investment advisory, marketing and distribution, and leasing services. In addition, we manage two Farm Bureau-affiliated property-casualty companies.

We analyze operations by reviewing financial information regarding our primary products that are aggregated in Annuity and Life Insurance product segments. In addition, our Corporate and Other segment includes various support operations, corporate capital and other product lines that are not currently underwritten by the Company. We analyze our segment results based on pre-tax operating income, which excludes the impact of certain items that are included in net income. See Note 8 to our consolidated financial statements for further information regarding how we define our segments and operating income.

We also include within our analysis “premiums collected,” which is not a measure used in financial statements prepared in accordance with GAAP, but is a common industry measure of agent productivity. See Note 8 to our consolidated financial statements for further information regarding this measure and its relationship to GAAP revenues.

Impact of Recent Business Environment

Our business generally benefits from moderate to strong economic expansion. Conversely, a lackluster economy characterized by higher unemployment, lower family income, lower consumer spending, muted corporate earnings growth and lower business investment could adversely impact the demand for our products in the future. We also may experience a higher incidence of claims, lapses or surrenders of policies. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations, cash flows or financial condition.

Economic environmental factors which may impact our business include, but are not limited to the following:

•	Gross Domestic Product increased approximately 2.6% during the fourth quarter 2013 based on recent estimates.

•	U.S. unemployment remains high at 6.7% through March 2014.

•	Based on USDA estimates, U.S. net farm income is forecasted to decrease 26.6% and farm real estate value is forecasted to grow 2.9% during 2014.

•	The U.S. 10 Year Treasury yield declined during the first quarter 2014 to 2.73% at March 31, 2014

•	Continued uncertainty as to actions the United States Congress will take to address the national debt, including potential actions to change the tax advantages of life insurance.

The decrease in market interest rates during the first quarter 2014, increased the fair value of our fixed maturity portfolio. Strong liquidity and favorable corporate profitability continue to support fundamental credit quality of our investment portfolio. In the securitized markets, spreads on agency residential mortgage-backed securities rose but declined for commercial mortgage-backed securities and asset-backed securities.

Low current interest rates creates a challenging environment for sales of new money fixed annuity products. Lower investment yields also continue to place strain on the spreads we earn from our investment products, as highlighted in the business segment discussion that follows.

Results of Operations for the Periods Ended March 31, 2014 and 2013

	Three months ended March 31,
	2014	2013	Change
	(Dollars in thousands, except per share data)
Pre-tax operating income:
Annuity segment	$15,447	$14,681	5%
Life Insurance segment	10,092	9,932	2%
Corporate and Other segment	4,593	7,098	(35)%
Total pre-tax operating income	30,132	31,711	(5)%
Income taxes on operating income	(7,048)	(8,577)	(18)%
Operating income	23,084	23,134	—%

Realized gains/losses on investments (1)	(328)	1,895	(117)%
Change in net unrealized gains/losses on derivatives (1)	236	(63)	(475)%
Net income attributable to FBL Financial Group, Inc.	$22,992	$24,966	(8)%

Operating income per common share - assuming dilution	$0.92	$0.89	3%
Earnings per common share - assuming dilution	0.91	0.96	(5)%
Effective tax rate on operating income	23%	27%
Average invested assets, at amortized cost	$6,810,577	$6,602,654	3%
Annualized yield on average invested assets	5.57%	5.69%

(1)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred acquisition costs, value of insurance in force acquired and income taxes attributable to these items.

Our operating income decreased in the first quarter of 2014, compared to the prior year period, primarily due to an increase in death benefits, partially offset by an increase in the volume of business in force. Net income decreased in the first quarter of 2014, compared to the prior period, due to the decrease in operating income and realized investment losses. See the discussion that follows for details regarding operating income by segment.

Earnings per share and operating income per common share benefited from repurchases of Class A common shares in 2014 and 2013, as well as a tender offer of Class B common shares completed in the third quarter of 2013. Details regarding the share repurchases are included in Note 6 to the consolidated financial statements.

Annuity Segment

	Three months ended March 31,
	2014	2013	Change
	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges and other income	$554	$313	77%
Net investment income	49,025	47,794	3%
Total operating revenues	49,579	48,107	3%

Benefits and expenses:
Interest sensitive product benefits	26,755	24,679	8%
Underwriting, acquisition and insurance expenses:
Commissions net of deferrals	454	937	(52)%
Amortization of deferred acquisition costs	2,461	2,821	(13)%
Amortization of value of insurance in force	143	164	(13)%
Other underwriting expenses	4,319	4,825	(10)%
Total underwriting, acquisition and insurance expenses	7,377	8,747	(16)%
Total benefits and expenses	34,132	33,426	2%
Pre-tax operating income	$15,447	$14,681	5%

Other data
Annuity premiums collected, direct	$86,252	$79,264	9%
Policy liabilities and accruals, end of period	3,607,425	3,436,311	5%
Average invested assets, at amortized cost	3,666,791	3,484,687	5%
Investment fee income included in net investment income (1)	880	1,417	(38)%
Average individual annuity account value	2,484,000	2,358,513	5%

Earned spread on individual annuity products:
Weighted average yield on cash and invested assets	5.62%	5.86%
Weighted average interest crediting rate	2.93%	2.95%
Spread	2.69%	2.91%

Individual annuity withdrawal rate	5.2%	5.5%

(1)	Includes prepayment fee income and net discount accretion on mortgage and asset-backed securities resulting from changing prepayment speed assumptions at the end of each period.

Pre-tax operating income for the Annuity segment increased in the first quarter of 2014, compared to the prior year period, primarily due to higher spread income earned from an increase in the volume of business in force.

The average aggregate account value for individual annuity contracts in force increased in 2014, compared to prior year period, due to continued sales and the crediting of interest. Premiums collected were higher in the first quarter of 2014 due to increased sales of indexed annuity products. Indexed annuity collected premiums were $21.2 million during the 2014 period, compared with $2.2 million during the prior year period.

Also included within our policy liabilities are advances on our funding agreements with the Federal Home Loan Bank (FHLB). Outstanding funding agreements totaled $334.4 million at March 31, 2014 and $281.0 million at March 31, 2013.

The weighted average yield on cash and invested assets for individual annuities decreased in the first quarter of 2014 primarily due to lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, compared with the average existing portfolio yield, and a decrease in investment fee income. See the "Financial Condition" section which follows for additional information regarding the yields obtained on investment acquisitions. Weighted average interest crediting rates on our individual annuity products decreased due to a change in the underlying product mix.

Life Insurance Segment

	Three months ended March 31,
	2014	2013	Change
	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges and other income	$14,675	$13,675	7%
Traditional life insurance premiums	45,492	44,934	1%
Net investment income	35,650	34,729	3%
Total operating revenues	95,817	93,338	3%

Benefits and expenses:
Interest sensitive product benefits:
Interest credited	8,002	7,448	7%
Death benefits and other	11,410	9,875	16%
Total interest sensitive product benefits	19,412	17,323	12%
Traditional life insurance benefits:
Death benefits	19,754	18,368	8%
Surrender and other benefits	9,009	9,101	(1)%
Increase in traditional life future policy benefits	12,734	12,329	3%
Total traditional life insurance benefits	41,497	39,798	4%
Distributions to participating policyholders	3,345	3,358	—%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	4,152	6,100	(32)%
Amortization of deferred acquisition costs	3,831	3,022	27%
Amortization of value of insurance in force	306	373	(18)%
Other underwriting expenses	13,182	13,432	(2)%
Total underwriting, acquisition and insurance expenses	21,471	22,927	(6)%
Total benefits and expenses	85,725	83,406	3%
Pre-tax operating income	$10,092	$9,932	2%

Life Insurance Segment - continued

	Three months ended March 31,
	2014	2013	Change
	(Dollars in thousands)
Other data
Life premiums collected, net of reinsurance	$72,838	$76,653	(5)%
Policy liabilities and accruals, end of period	2,482,578	2,340,410	6%
Life insurance in force, end of period	49,594,860	46,921,625	6%
Average invested assets, at amortized cost	2,497,940	2,325,630	7%
Investment fee income included in net investment income (1)	96	516	(81)%
Average interest sensitive life account value	746,624	674,772	11%

Interest sensitive life insurance spread:
Weighted average yield on cash and invested assets	5.80%	6.30%
Weighted average interest crediting rate	4.03%	4.10%
Spread	1.77%	2.20%

Life insurance lapse and surrender rates	5.5%	5.5%
Death benefits, net of reinsurance and reserves released	$20,613	$18,727	10%

(1)	Includes prepayment fee income and net discount accretion on mortgage and asset-backed securities resulting from changing prepayment speed assumptions at the end of each period.

Pre-tax operating income for the Life Insurance segment increased in the first quarter of 2014, compared to the prior year period, primarily due to an increase in the volume of business in force, partially offset by increased death benefits.

Premiums collected were lower during the first quarter of 2014, compared to the prior year period, primarily due to lower universal life sales. The reduction in sales also contributed to lower non-deferrable commission expenses. Commission expense was also lower during the first quarter 2014 compared to the prior year period, due to additional non-deferrable sales incentives paid during the first quarter 2013, which were not paid during the current period.

Death benefits, net of reinsurance and reserves released, increased in the first quarter of 2014 primarily due to an increase in the average size of claims.

The weighted average yield on cash and invested assets for interest sensitive life insurance products decreased in the first quarter of 2014 due to lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, compared with the average existing portfolio yield, and a decrease in investment fee income. See the "Financial Condition" section which follows for additional information regarding the yields obtained on investment acquisitions. Weighted average interest crediting rates on our interest sensitive life insurance products were impacted by crediting rate decreases taken on various products in 2013 and 2014 in response to the declining portfolio yield, partially offset by sales of products with higher crediting rates.

Corporate and Other Segment

	Three months ended March 31,
	2014	2013	Change
	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges	$11,777	$11,242	5%
Net investment income	7,646	8,879	(14)%
Other income	3,946	3,776	5%
Total operating revenues	23,369	23,897	(2)%

Benefits and expenses:
Interest sensitive product benefits	7,334	6,507	13%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	1,047	1,147	(9)%
Amortization of deferred acquisition costs	1,655	259	539%
Other underwriting expenses	1,863	1,848	1%
Total underwriting, acquisition and insurance expenses	4,565	3,254	40%
Interest expense	1,212	1,975	(39)%
Other expenses	4,128	4,384	(6)%
Total benefits and expenses	17,239	16,120	7%
	6,130	7,777	(21)%
Net loss attributable to noncontrolling interest	43	28	54%
Equity loss, before tax	(1,580)	(707)	123%
Pre-tax operating income	$4,593	$7,098	(35)%

Other data
Average invested assets, at amortized cost	$645,847	$792,337	(18)%
Investment fee income included in net investment income (1)	(14)	25	(156)%
Average interest sensitive life account value	330,153	319,239	3%
Death benefits, net of reinsurance and reserves released	4,350	3,595	21%
Estimated impact on pre-tax income from separate account performance on amortization of deferred acquisition costs	(145)	1,180	(112)%

(1)	Includes prepayment fee income and net discount accretion on mortgage and asset-backed securities resulting from changing prepayment speed assumptions at the end of each period.

Pre-tax operating income decreased in the first quarter of 2014, compared to the prior year period, primarily due to a decrease in net investment income and an increase in amortization of deferred acquisition costs.

Other income and other expenses includes fees and expenses from sales of brokered products and operating results of our non-insurance subsidiaries, which include management, advisory, marketing and distribution services and leasing activities.

Death benefits net of reinsurance and reserves released increased in the first quarter of 2014, compared to the prior year period, due to an increase in the average size of claims.

Net investment income decreased during 2014 primarily due to lower invested assets held in this segment during the 2014 period, due to debt repayment, a special $2.00 per share dividend paid in 2013 on our common stock and share repurchases that occurred in 2013 and 2014.

Amortization of deferred acquisition costs increased in the first quarter of 2014 primarily due to the impact of separate account performance in the prior year quarter.

Equity loss includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest. Given the timing of availability of financial information from our equity investees, we will consistently use information that is as much as three months in arrears for certain of these entities. Several of these entities are investment companies whose operating results are derived primarily from unrealized and realized gains and losses generated by their investment portfolios. As is normal with these types of entities, the level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment, changes in prices of bond and equity securities held by the investment partnerships, timing and success of initial public offerings or exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures. We also invest in low income housing tax credit partnerships which generate pre-tax losses but after-tax gains as the related tax credits are realized. The timing of the realization of the tax credits is subject to fluctuation from period to period due to the timing of the housing project completions and when tax credits are approved. Equity income, net of related income taxes, was as follows:

Equity income (loss), net of related income taxes

	Three months ended March 31,
	2014	2013
	(Dollars in thousands)
Equity income (loss):
Low income housing tax credit partnerships	$(1,761)	$(1,346)
Other equity method investments	181	639
	(1,580)	(707)
Income taxes:
Taxes on equity income (loss)	566	247
Investment tax credits	2,662	1,772
Equity income, net of related income taxes	$1,648	$1,312

Income Taxes on Operating Income

The effective tax rate on operating income was 23.4% for the quarter ended March 31, 2014 compared to 27.0% for the first quarter of 2013. The effective tax rates differ from the federal statutory rate of 35% primarily due to the impact of low-income housing credits from equity method investees, tax-exempt interest and dividend income and incentive stock option deductions. The 2014 effective tax rate decreased, compared to the prior period, primarily due to an increase in tax credits from low income housing tax credit partnerships.

Impact of Operating Income Adjustments on FBL Net Income

	Three months ended March 31,
	2014	2013
	(Dollars in thousands)
Realized gains (losses) on investments	$(540)	$3,286
Change in net unrealized gains/losses on derivatives	431	(370)
Change in amortization of:
Deferred acquisition costs	(34)	(74)
Value of insurance in force acquired	3	(35)
Unearned revenue reserve	—	12
Income tax offset	48	(987)
Net impact of operating income adjustments	$(92)	$1,832

Impact of Operating Income Adjustments on FBL Net Income, continued

	Three months ended March 31,
	2014	2013
	(Dollars in thousands)
Summary of adjustments noted above after offsets and income taxes:
Realized gains/losses on investments	$(328)	$1,895
Change in net unrealized gains/losses on derivatives	236	(63)
Net impact of operating income adjustments	$(92)	$1,832
Net impact per common share - basic	$—	$0.07
Net impact per common share - assuming dilution	$(0.01)	$0.07

Income taxes on operating income adjustments on continuing operations are recorded at 35% as there are no permanent differences between book and taxable income relating to these adjustments.

Realized Gains (Losses) on Investments

	Three months ended March 31,
	2014	2013
	(Dollars in thousands)
Realized gains (losses) on investments:
Realized gains on sales	$97	$5,640
Realized losses on sales	(637)	(1,708)
Total other-than-temporary impairment charges	—	(646)
Net realized investment gains (losses) reported in statements of operations	$(540)	$3,286

The level of realized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments. See "Financial Condition - Investments" and Note 2 to our consolidated financial statements for details regarding our unrealized gains and losses on available-for-sale securities at March 31, 2014 and December 31, 2013.

Investment Credit Impairment Losses Recognized in Net Income

	Three months ended March 31,
	2014	2013
	(Dollars in thousands)
Mortgage loans	$—	$475
Real estate	—	171
Total other-than-temporary impairment losses reported in net income	$—	$646

There were no impairment losses for the three months ended March 31, 2014. Other-than-temporary credit impairment losses for the three months ended March 31, 2013 were incurred within mortgage loans due to a restructuring and within real estate due to a contract to sell the property for less than its carrying value.

Financial Condition

Investments

Our investment portfolio increased 3.4% to $7,280.8 million at March 31, 2014 compared to $7,040.0 million at December 31, 2013. The portfolio increased due to an increase of $158.2 million in the net unrealized appreciation of fixed maturities during 2014 and positive cash flows from operating and financing activities. Additional details regarding securities in an unrealized loss position at March 31, 2014 are included in the discussion that follows and in Note 2 to our consolidated financial statements. Details regarding investment impairments are discussed above in the "Realized Gains (Losses) on Investments" section under "Results of Operations."

We manage the investment portfolio to optimize risk-adjusted yield within the context of prudent asset-liability management. We evaluate multiple cash flow testing scenarios as part of this process. The Company's investment policy calls for investing primarily in high quality fixed maturities and commercial mortgage loans.

Fixed Maturity Acquisitions Selected Information

	Three months ended March 31,
	2014	2013
	(Dollars in thousands)
Cost of acquisitions:
Corporate	$78,514	$166,139
Mortgage and asset-backed	87,685	51,970
United States Government and agencies	499	500
Tax-exempt municipals	—	21,221
Taxable municipals	15,078	5,050
Total	$181,776	$244,880
Effective annual yield	4.69%	4.22%
Credit quality
NAIC 1 designation	65.2%	65.5%
NAIC 2 designation	34.8%	33.7%
Non-investment grade	—%	0.8%
Weighted-average life in years	16.0	19.0
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

A portion of the securities acquired during the three months ended March 31, 2014 and March 31, 2013, were acquired with the proceeds from advances on our funding agreements with the FHLB. The securities acquired to support these funding agreements often carry a lower average yield than securities acquired to support our other insurance products, due to the shorter maturity and relatively low interest rate paid on those advances. In addition, the municipal securities acquired are exempt from federal income taxes, and accordingly have a higher actual return than reflected in the yields stated above. The average yield of the securities acquired, excluding the securities supporting the funding agreements and using a tax adjusted yield for the municipal securities, was 4.93% during the three-month period ended March 31, 2014 and 4.56% during the three-month period ended March 31, 2013.

Investment Portfolio Summary

	March 31, 2014		December 31, 2013
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities - available for sale:
Public	$4,889,538	67.1%	$4,630,764	65.8%
144A private placement	1,147,904	15.8	1,150,257	16.3
Private placement	304,986	4.2	300,732	4.3
Total fixed maturities - available for sale	6,342,428	87.1	6,081,753	86.4
Equity securities	100,384	1.4	91,555	1.3
Mortgage loans	586,021	8.0	575,861	8.2
Real estate	4,075	0.1	4,084	0.1
Policy loans	178,692	2.5	176,993	2.5
Short-term investments	67,593	0.9	108,677	1.5
Other investments	1,648	—	1,079	—
Total investments	$7,280,841	100.0%	$7,040,002	100.0%

As of March 31, 2014, 95.6% (based on carrying value) of the available-for-sale fixed maturities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of March 31, 2014, no single non-investment grade holding exceeded 0.2% of total investments.

Credit Quality by NAIC Designation and Equivalent Rating

		March 31, 2014		December 31, 2013
NAIC Designation	Equivalent Rating (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$3,916,661	61.8%	$3,729,070	61.3%
2	BBB	2,149,415	33.8	2,086,756	34.3
	Total investment grade	6,066,076	95.6	5,815,826	95.6
3	BB	173,354	2.7	167,003	2.7
4	B	48,936	0.8	48,972	0.8
5	CCC	43,172	0.7	40,540	0.7
6	In or near default	10,890	0.2	9,412	0.2
	Total below investment grade	276,352	4.4	265,927	4.4
	Total fixed maturities - available for sale	$6,342,428	100.0%	$6,081,753	100.0%

(1)
Equivalent ratings are based on those provided by nationally recognized rating agencies with some exceptions for certain residential mortgage, commercial mortgage and asset-backed securities where they are based on the expected loss of the security rather than the probability of default.

See Note 2 to our consolidated financial statements for a summary of fixed maturities by contractual maturity date.

Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification

	March 31, 2014
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$328,207	$245,288	$22,072	$82,919	$(4,111)
Capital goods	209,198	165,914	17,639	43,284	(1,764)
Communications	122,971	105,196	10,910	17,775	(1,096)
Consumer cyclical	218,935	186,493	14,205	32,442	(1,479)
Consumer non-cyclical	353,972	235,329	21,118	118,643	(6,731)
Energy	409,982	366,086	40,846	43,896	(2,320)
Finance	754,846	674,620	56,048	80,226	(2,653)
Transportation	79,115	73,502	7,133	5,613	(548)
Utilities	903,546	719,313	90,711	184,233	(9,159)
Other	67,710	48,266	4,495	19,444	(365)
Total corporate securities	3,448,482	2,820,007	285,177	628,475	(30,226)
Mortgage and asset-backed securities	1,434,456	1,182,029	84,108	252,427	(16,071)
United States Government and agencies	43,034	39,062	4,242	3,972	(102)
State, municipal and other governments	1,416,456	1,203,153	94,640	213,303	(10,374)
Total	$6,342,428	$5,244,251	$468,167	$1,098,177	$(56,773)

	December 31, 2013
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$312,228	$190,635	$18,429	$121,593	$(9,961)
Capital goods	204,795	149,261	13,673	55,534	(3,751)
Communications	115,997	88,504	8,434	27,493	(2,716)
Consumer cyclical	220,163	154,333	11,163	65,830	(4,148)
Consumer non-cyclical	337,491	188,831	16,029	148,660	(11,381)
Energy	398,738	324,422	31,497	74,316	(4,527)
Finance	718,477	599,733	47,628	118,744	(6,632)
Transportation	79,022	70,567	6,379	8,455	(1,199)
Utilities	860,722	654,570	72,469	206,152	(20,048)
Other	59,146	40,262	3,450	18,884	(485)
Total corporate securities	3,306,779	2,461,118	229,151	845,661	(64,848)
Mortgage and asset-backed securities	1,381,938	1,052,138	74,859	329,800	(21,803)
United States Government and agencies	43,281	38,874	4,218	4,407	(198)
State, municipal and other governments	1,349,755	977,470	60,869	372,285	(29,034)
Total	$6,081,753	$4,529,600	$369,097	$1,552,153	$(115,883)

Non-Sovereign European Debt Exposure

	March 31, 2014		December 31, 2013
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
Italy	$19,702	$21,082	$19,700	$20,003
Spain	15,429	19,690	15,429	19,256
Ireland	13,065	15,177	13,037	15,155
Subtotal	48,196	55,949	48,166	54,414
United Kingdom	182,480	188,435	182,671	182,762
Netherlands	59,902	64,242	60,952	64,335
France	37,222	40,324	37,223	39,564
Other countries	87,206	91,719	77,471	78,881
Subtotal	366,810	384,720	358,317	365,542
Total European exposure	$415,006	$440,669	$406,483	$419,956

The table above reflects our exposure to non-sovereign European debt. This represents 6.9% of total fixed maturities as of March 31, 2014 and December 31, 2013. The exposures are primarily in the industrial, financial and utility sectors. We do not own any securities issued by European governments.

Credit Quality of Available-for-Sale Fixed Maturities with Unrealized Losses

		March 31, 2014
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$634,458	57.8%	$(29,955)	52.8%
2	BBB	366,255	33.3	(15,075)	26.6
	Total investment grade	1,000,713	91.1	(45,030)	79.4
3	BB	72,291	6.6	(7,522)	13.2
4	B	7,235	0.7	(860)	1.5
5	CCC	11,767	1.1	(813)	1.4
6	In or near default	6,171	0.5	(2,548)	4.5
	Total below investment grade	97,464	8.9	(11,743)	20.6
	Total	$1,098,177	100.0%	$(56,773)	100.0%

		December 31, 2013
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$912,892	58.8%	$(64,755)	55.9%
2	BBB	534,998	34.5	(34,998)	30.2
	Total investment grade	1,447,890	93.3	(99,753)	86.1
3	BB	81,622	5.3	(10,649)	9.2
4	B	7,290	0.5	(961)	0.8
5	CCC	10,104	0.6	(1,444)	1.2
6	In or near default	5,247	0.3	(3,076)	2.7
	Total below investment grade	104,263	6.7	(16,130)	13.9
	Total	$1,552,153	100.0%	$(115,883)	100.0%

Available-For-Sale Fixed Maturities with Unrealized Losses by Length of Time

	March 31, 2014
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$120,258	$—	$(1,770)
Greater than three months to six months	—	42,165	—	(1,389)
Greater than six months to nine months	—	59,175	—	(1,493)
Greater than nine months to twelve months	—	753,380	—	(34,648)
Greater than twelve months	14,307	165,665	(4,253)	(13,220)
Total	$14,307	$1,140,643	$(4,253)	$(52,520)

	December 31, 2013
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$328,708	$—	$(6,173)
Greater than three months to six months	—	137,884	—	(4,492)
Greater than six months to nine months	—	1,008,528	—	(81,485)
Greater than nine months to twelve months	—	27,343	—	(2,997)
Greater than twelve months	22,109	143,464	(7,005)	(13,731)
Total	$22,109	$1,645,927	$(7,005)	$(108,878)

Available-For-Sale Fixed Maturities with Unrealized Losses by Maturity Date

	March 31, 2014		December 31, 2013
	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Due in one year or less	$229	$(4)	$129	$(1)
Due after one year through five years	17,027	(1,100)	21,508	(1,525)
Due after five years through ten years	100,948	(3,603)	182,126	(8,459)
Due after ten years	727,546	(35,995)	1,018,590	(84,095)
	845,750	(40,702)	1,222,353	(94,080)
Mortgage and asset-backed	252,427	(16,071)	329,800	(21,803)
Total	$1,098,177	$(56,773)	$1,552,153	$(115,883)

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

Mortgage and Asset-Backed Securities by Type

	March 31, 2014
	Amortized Cost	Par Value	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$315,823	$376,690	$342,675	5.4%
Pass-through	23,068	23,010	25,011	0.4
Planned and targeted amortization class	150,779	149,738	156,319	2.5
Other	6,558	9,427	8,154	0.1
Total residential mortgage-backed securities	496,228	558,865	532,159	8.4
Commercial mortgage-backed securities	414,503	425,700	433,520	6.8
Other asset-backed securities	455,688	500,013	468,777	7.4
Total	$1,366,419	$1,484,578	$1,434,456	22.6%

	December 31, 2013
	Amortized Cost	Par Value	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$312,822	$374,692	$334,326	5.5%
Pass-through	23,801	23,734	25,657	0.4
Planned and targeted amortization class	149,693	148,104	152,681	2.5
Other	6,674	9,551	8,064	0.1
Total residential mortgage-backed securities	492,990	556,081	520,728	8.5
Commercial mortgage-backed securities	391,845	399,782	404,667	6.7
Other asset-backed securities	444,047	488,803	456,543	7.5
Total	$1,328,882	$1,444,666	$1,381,938	22.7%

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

Our direct exposure to the Alt-A home equity and subprime first-lien sectors is limited to investments in structured securities collateralized by senior tranches of residential mortgage loans. We also have a partnership interest in two funds at March 31, 2014 and at December 31, 2013, that own securities backed by Alt-A home equity, subprime first-lien, adjustable rate mortgages and commercial mortgage collateral. The funds are reported as securities and indebtedness of related parties in our consolidated balances sheets with a fair value of $12.8 million at March 31, 2014 and $17.9 million at December 31, 2013.

Mortgage and Asset-Backed Securities by Collateral Type

	March 31, 2014			December 31, 2013
	Amortized Cost	Carrying Value	Percent of Fixed Maturities	Amortized Cost	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Government agency	$199,423	$210,297	3.3%	$199,372	$207,065	3.4%
Prime	161,012	176,932	2.8	166,667	180,236	2.9
Alt-A	184,783	200,680	3.2	178,653	190,217	3.1
Subprime	43,466	40,682	0.6	31,766	29,891	0.5
Commercial mortgage	414,503	433,520	6.8	391,845	404,667	6.7
Non-mortgage	363,232	372,345	5.9	360,579	369,862	6.1
Total	$1,366,419	$1,434,456	22.6%	$1,328,882	$1,381,938	22.7%

The mortgage and asset-backed securities can be summarized into three broad categories: residential, commercial and other asset-backed securities.

Residential Mortgage-Backed Securities by Collateral Type and Origination Year

	March 31, 2014
	Government & Prime		Alt-A		Subprime		Total
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2014-2008	$157,383	$162,972	$668	$689	$—	$—	$158,051	$163,661
2007	32,188	38,459	27,594	29,023	—	—	59,782	67,482
2006	21,991	26,098	28,394	32,584	—	—	50,385	58,682
2005	12,293	13,858	6,472	7,279	886	855	19,651	21,992
2004 and prior	117,383	126,120	90,976	94,222	—	—	208,359	220,342
Total	$341,238	$367,507	$154,104	$163,797	$886	$855	$496,228	$532,159

	December 31, 2013
	Government & Prime		Alt-A		Total
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2013-2008	$155,539	$157,708	$855	$868	$156,394	$158,576
2007	32,825	38,612	27,979	28,397	60,804	67,009
2006	22,704	26,350	28,801	32,131	51,505	58,481
2005	12,822	14,332	3,823	4,613	16,645	18,945
2004 and prior	122,869	130,740	84,773	86,977	207,642	217,717
Total	$346,759	$367,742	$146,231	$152,986	$492,990	$520,728

Residential Mortgage-Backed Securities by NAIC Designation and Equivalent Rating

		March 31, 2014		December 31, 2013
NAIC Designation	Equivalent Rating	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$484,552	91.1%	$473,391	90.9%
2	BBB	18,748	3.5	18,670	3.6
3	BB	18,219	3.4	17,920	3.4
4	B	10,640	2.0	10,747	2.1
	Total	$532,159	100.0%	$520,728	100.0%

Commercial Mortgage-Backed Securities by Origination Year

	March 31, 2014		December 31, 2013
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2014	$29,253	29,126	$—	—
2013	28,706	27,528	20,421	18,423
2011	88,669	92,680	88,494	90,998
2010	4,999	5,403	4,999	5,308
2009 and prior	262,876	278,783	277,931	289,938
Total	$414,503	$433,520	$391,845	$404,667

Commercial Mortgage-Backed Securities by NAIC Designation and Equivalent Rating

		March 31, 2014		December 31, 2013
NAIC Designation	Equivalent Rating	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	GNMA	$229,431	52.9%	$195,987	48.4%
1	FNMA	13,792	3.2	13,816	3.4
1	AAA, AA, A
	Generic	93,373	21.5	91,797	22.7
	Super Senior	34,858	8.0	49,798	12.3
	Mezzanine	18,029	4.2	18,046	4.5
	Junior	20,503	4.7	20,418	5.0
	Total AAA, AA, A	166,763	38.4	180,059	44.5
2	BBB	13,678	3.2	5,898	1.5
3	BB	7,731	1.8	6,855	1.7
4	B	2,125	0.5	2,052	0.5
	Total	$433,520	100.0%	$404,667	100.0%

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

The AAA, AA and A rated commercial mortgage-backed securities are broken down into categories based on subordination levels. Rating agencies disclose subordination levels, which measure the amount of credit support that the bonds (or tranches) have from subordinated bonds (or tranches). Generic is a term used for securities issued prior to 2005. The super senior securities have subordination levels greater than 27%, the mezzanine securities have subordination levels in the 17% to 27% range and the junior securities have subordination levels in the 9% to 16% range. Also included in the commercial mortgage-backed securities are military housing bonds totaling $100.3 million at March 31, 2014 and $96.6 million at December 31, 2013. These bonds are used to fund the construction of multi-family homes on United States military bases. The bonds are backed by a first mortgage lien on residential military housing projects.

Other Asset-Backed Securities by Collateral Type and Origination Year

	March 31, 2014
	Government & Prime		Alt-A		Subprime		Non-Mortgage		Total
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2014	$—	$—	$—	$—	$—	$—	$9,411	$9,419	$9,411	$9,419
2013	—	—	—	—	—	—	65,958	66,319	65,958	66,319
2012	—	—	—	—	—	—	138,757	141,088	138,757	141,088
2011	—	—	—	—	—	—	26,636	27,132	26,636	27,132
2010 and prior	19,197	19,722	30,679	36,883	42,580	39,827	122,470	128,387	214,926	224,819
Total	$19,197	$19,722	$30,679	$36,883	$42,580	$39,827	$363,232	$372,345	$455,688	$468,777

	December 31, 2013
	Government & Prime		Alt-A		Subprime		Non-Mortgage		Total
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2013	$—	$—	$—	$—	$—	$—	$56,581	$56,653	$56,581	$56,653
2012	—	—	—	—	—	—	141,400	143,578	141,400	143,578
2011	—	—	—	—	—	—	36,496	37,536	36,496	37,536
2010	—	—	—	—	—	—	6,198	6,348	6,198	6,348
2009 and prior	19,280	19,559	32,422	37,231	31,766	29,891	119,904	125,747	203,372	212,428
Total	$19,280	$19,559	$32,422	$37,231	$31,766	$29,891	$360,579	$369,862	$444,047	$456,543

Other Asset-Backed Securities by NAIC Designation and Equivalent Rating

		March 31, 2014		December 31, 2013
NAIC Designation	Equivalent Ratings	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$410,362	87.6%	$400,140	87.6%
2	BBB	14,234	3.0	14,327	3.1
3	BB	10,293	2.2	10,350	2.3
4	B	5,851	1.2	5,816	1.3
5	CCC	19,003	4.1	17,896	3.9
6	In or near default	9,034	1.9	8,014	1.8
	Total	$468,777	100.0%	$456,543	100.0%

State, Municipal and Other Government Securities

State, municipal and other government securities totaled $1.4 billion, or 22.3% of total fixed maturities at March 31, 2014, and include investments in general obligation, revenue and municipal housing bonds. Our investment strategy is to utilize municipal bonds in addition to corporate bonds, as we believe they provide additional diversification and have historically low default rates compared with similarly rated corporate bonds. We evaluate the credit strength of the underlying issues on both a quantitative and qualitative basis, excluding insurance, prior to acquisition. The majority of the municipal bonds we hold are investment grade credits without consideration of insurance. Our municipal bonds are well diversified by type and geography with the top exposure being water and sewer revenue bonds. We do not hold direct obligations of the City of Detroit, which filed for bankruptcy protection in July 2013. In addition, we do not hold any Puerto Rico related bonds, which has also been in the news recently given its financial issues. Exposure to the state of Illinois and municipalities within the state accounted for 1.7% of our total fixed maturities at March 31, 2014. As of March 31, 2014, Illinois-related holdings held in the portfolio were A-rated or above, and were trading at 105.4% of amortized cost. Our municipal bond exposure had an average rating of AA and was trading at 106.3% of amortized cost at March 31, 2014.

Equity Securities

Equity securities totaled $100.4 million at March 31, 2014 and $91.6 million at December 31, 2013. Gross unrealized gains totaled $5.2 million and gross unrealized losses totaled $0.8 million at March 31, 2014. At December 31, 2013, gross unrealized gains totaled $3.9 million and gross unrealized losses totaled $2.4 million on these securities. The unrealized losses were primarily attributable to nonredeemable perpetual preferred securities from issuers in the financial sector. See Note 2 to our consolidated financial statements for further discussion regarding our analysis of unrealized losses related to these securities.

Mortgage Loans

Mortgage loans totaled $586.0 million at March 31, 2014 and $575.9 million at December 31, 2013. Our mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. The total number of commercial mortgage loans outstanding was 144 at March 31, 2014 and 143 at December 31, 2013. In the first quarter of 2014, new loans ranged from $3.6 million to $8.5 million in size, with an average loan size of $6.0 million, an average loan term of 14 years and an average yield of 4.86%. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. The majority of our mortgage loans amortize principal, with 3.0% that are interest only loans at March 31, 2014. At March 31, 2014, the average loan-to-value of the current outstanding principal balance using the most recent appraised value was 54.7% and the weighted average debt service coverage ratio was 1.5 based on the results of our 2012 annual study. See Note 2 to our consolidated financial statements for further discussion regarding our mortgage loans.

Asset-Liability Management

Our asset-liability management program includes (i) designing and developing products that encourage persistency and help ensure targeted spreads are earned and, as a result, create a stable liability structure, and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of our insurance liabilities. The weighted average life of the fixed maturity and mortgage loan portfolio based on fair values was approximately 10.4 years at March 31, 2014 and December 31, 2013. The effective duration of the fixed maturity and mortgage loan portfolios backing our annuity products was 6.0 at March 31, 2014 and December 31, 2013. The effective duration of our annuity liabilities was approximately 6.3 at March 31, 2014 and December 31, 2013. While it can be difficult to maintain asset and liability durations that are closely matched in a dynamic environment, we have identified various strategies that can be implemented if duration mismatches exceed acceptable tolerances.

Other Assets

Deferred acquisition costs decreased 14.2% to $287.8 million at March 31, 2014, primarily due to a $50.0 million increase in the impact of the change in net unrealized appreciation on fixed maturity securities during the period. Value of insurance in force acquired decreased 20.7% to $18.7 million, primarily due to a $4.4 million increase in the impact of the change in net unrealized appreciation on fixed maturity securities during the period. Cash and cash equivalents increased 405.8% to $32.2 million primarily due to normal fluctuations in timing of payments made and received.

Liabilities

Future policy benefits increased 1.6% to $5,886.8 million at March 31, 2014 primarily due to an increase in the volume of annuity and life business in force. Deferred income taxes increased 33.0% to $163.4 million primarily due to the tax impact of the change in unrealized appreciation/depreciation on investments. Other liabilities increased 24.5% to $88.5 million primarily due to increases for securities purchased.

Stockholders' Equity

Our stockholders' equity increased 7.6% to $1,123.8 million at March 31, 2014, compared to $1,044.7 million at December 31, 2013, primarily due to the change in unrealized appreciation of fixed maturity securities during the period and net income, partially offset by stock repurchases and cash dividends.

At March 31, 2014, FBL's common stockholders' equity was $1,120.8 million, or $45.37 per share, compared to $1,041.7 million or $42.08 per share at December 31, 2013. Included in stockholders' equity per common share is $7.63 at March 31, 2014 and $4.81 at December 31, 2013 attributable to accumulated other comprehensive income.

Liquidity and Capital Resources

Cash Flows

During the first quarter of 2014, our operating activities generated cash flows totaling $30.5 million consisting of net income of $22.9 million adjusted for non-cash operating revenues and expenses netting to $7.6 million. We used cash of $61.2 million in our investing activities during the 2014 period. The primary uses were $201.3 million of investment acquisitions, mostly in fixed maturity securities, partially offset by $100.2 million in sales, maturities and repayments of investments. Our financing activities provided cash of $56.5 million during the 2014 period. The primary financing source was $180.5 million in receipts from interest sensitive products credited to policyholder account balances, which was partially offset by $111.8 million for return of policyholder account balances on interest sensitive products. Also, we used $4.0 million for the net repurchase of common stock.

Sources and Uses of Capital Resources

Parent company cash inflows from operations consist primarily of (i) fees that it charges various subsidiaries and affiliates for management of their operations, (ii) expense reimbursements and tax settlements from subsidiaries and affiliates, (iii) proceeds from the exercise of employee stock options, (iv) proceeds from borrowings, (v) investment income and (vi) dividends from subsidiaries, if declared and paid. Revenue sources for the parent company during the quarter ended March 31, 2014 included management fees from subsidiaries and affiliates totaling $1.2 million. Cash outflows are principally for salaries, taxes and other expenses related to providing these management services, dividends on outstanding stock, stock repurchases, interest and principal repayments on our parent company debt and capital contributions to subsidiaries.

During 2012 and 2014, the Board of Directors approved plans to repurchase our Class A common stock. These repurchase plans authorize us to make repurchases in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. Under these plans, we repurchased 262,945 shares for $11.2 million during the quarter ended March 31, 2014. At March 31, 2014, $50.0 million remains available for repurchase under the 2014 plan. Completion of the program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

Interest payments on our debt totaled $1.2 million for the three months ended March 31, 2014 and $2.0 million for the 2013 period. Interest payments on our debt outstanding at March 31, 2014 are estimated to be $3.6 million for the remainder of 2014.

Farm Bureau Life's cash inflows primarily consist of premium income, deposits to policyholder account balances, income from investments, sales, maturities and calls of investments and repayments of investment principal. Farm Bureau Life's cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, current operating expenses and dividends. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. Continuing operations and financing activities from Farm Bureau Life relating to interest sensitive products provided funds totaling $108.6 million for the three months ended March 31, 2014 and $62.9 million for the 2013 period.

Farm Bureau Life's ability to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. At December 31, 2013, Farm Bureau Life’s statutory unassigned surplus was $359.0 million. There are certain additional limits to the amount of dividend that may be paid within any twelve-month period without approval of the Insurance Division, Department of Commerce of the State of Iowa (the Iowa Insurance Division) as discussed in Note 7 to our consolidated financial statements for year ended December 31, 2013 included in our Annual Report on Form 10-K. Due to the $120.0 million extraordinary dividend paid by Farm Bureau Life to FBL Financial Group, Inc. on September 24, 2013, any dividends made prior to September 25, 2014 will require approval of the Iowa Insurance Division.

We paid regular cash dividends on our common and preferred stock during the three-month period totaling $8.7 million in 2014 and $2.8 million in 2013. It is anticipated that quarterly cash dividend requirements for 2014 will be $0.0075 per Series B preferred share and $0.35 per common share. The level of common stock dividends are analyzed quarterly and are dependent upon our capital and liquidity positions. In addition, alternative uses of excess capital may impact future dividend levels. Assuming these quarterly dividend rates, the common and preferred dividends would total approximately $26.0 million for the remainder of 2014. The parent company expects to have sufficient resources and cash flows to meet its interest and dividend payments throughout 2014. The parent company had available cash and investments totaling $83.3 million at March 31, 2014. FBL Financial Group, Inc. expects to rely on available cash resources and management fee income to make dividend payments to its stockholders and interest payments on its debt. We had no material commitments for capital expenditures as of March 31, 2014.

We manage the amount of capital held by our insurance subsidiaries to ensure we meet regulatory requirements. State laws specify regulatory actions if an insurer's risk-based capital (RBC) ratio, a measure of solvency, falls below certain levels. The National Association of Insurance Commissioners has a standard formula for annually assessing RBC based on the various risk factors related to an insurance company's capital and surplus, including insurance, business, asset and interest rate risks. The insurance regulators monitor the level of RBC against a statutory "authorized control level" RBC at which point regulators have the option to assume control of the insurance company. The company action level RBC is 200% of the authorized control level and is the first point at which any action would be triggered. Our adjusted capital and RBC is reported to our insurance regulators annually based on formulas which may be revised throughout the year. We estimate our adjusted capital and RBC quarterly; however, these estimates may differ from annual results should the regulatory formulas change. As of March 31, 2014, our total adjusted capital is estimated at $579.6 million, resulting in a RBC ratio of 504%, based on company action level capital of $114.9 million.

On a consolidated basis, we anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. However, there can be no assurance that future experience regarding benefits and surrenders will be similar to historic experience since benefits and surrender levels are influenced by such factors as the interest rate environment, our financial strength ratings, the economy and other factors that impact policyholder behavior. Our investment portfolio at March 31, 2014, included $67.6 million of short-term investments, $32.2 million of cash and cash equivalents and $495.0 million in carrying value of U.S. Government and U.S. Government agency-backed securities that could be readily converted to cash at or near carrying value. Farm Bureau Life is also a member of the FHLB, which provides a source for additional liquidity, if needed. This membership allows us to utilize fixed or floating rate advances offered by the FHLB and secured by qualifying collateral. Our total capacity to utilize such advances is impacted by multiple factors including the market value of eligible collateral, level of statutory admitted assets and excess reserves and our willingness or capacity to hold activity-based FHLB common stock.

Contractual Obligations

In the normal course of business, we enter into insurance contracts, financing transactions, lease agreements or other commitments which are necessary or beneficial to our operations. These commitments may obligate us to certain cash flows during future periods. There have been no material changes to our total contractual obligations since December 31, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks of Financial Instruments

There have been no material changes in the market risks from the information provided in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Form 10-K for the fiscal year ended December 31, 2013.

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

Our internal control over financial reporting changes from time-to-time as we modify and enhance our systems and processes to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. Any significant changes in controls are evaluated prior to implementation to help ensure the continued effectiveness of our internal controls and internal control environment. While changes have taken place in our internal controls during the quarter ended March 31, 2014, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

The following table sets forth issuer purchases of equity securities for the quarter ended March 31, 2014.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 through January 31, 2014	—	$—	—	$20,303,361
February 1, 2014 through February 28, 2014	20,282	40.71	20,282	$69,477,670
March 1, 2014 through March 31, 2014	242,663	42.59	242,663	$50,000,000
Total	262,945	$42.45

Activity in this table represents Class A common shares repurchased by the Company in connection with the repurchase plan announced on November 15, 2012, which expired on March 31, 2014. The plan authorized us to make up to $30.0 million in repurchases of Class A common stock in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions.

On February 20, 2014, the Company announced an additional repurchase plan commencing March 31, 2014, which authorizes us to make up to $50.0 million in repurchases of Class A common stock in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. Completion of the program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares, if any, that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

ITEM 6. EXHIBITS

(a) Exhibits:

10.1+*	Management Performance Plan Effective January 1, 2014
10.2+*	Amended Retention Agreement dated March 3, 2014 between James P. Brannen and the Company.
10.3+*	Restricted Stock Unit Agreement dated February 1, 2014 between James P. Brannen and the Company.
10.4+*	Form of Restricted Stock Unit Agreement between the Company and participants (other than the Chief Executive Officer) in the Company's Cash-Based Restricted Stock Unit Plan
31.1+	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101+#
Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language) from FBL Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 as follows: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Financial Statements

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

Date: May 1, 2014

FBL FINANCIAL GROUP, INC.

By	/s/ James P. Brannen
James P. Brannen
Chief Executive Officer (Principal Executive Officer)

By	/s/ Donald J. Seibel
Donald J. Seibel
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)