Form 10-Q
period 2014-06-30
FBL FINANCIAL GROUP INC
filed 2014-07-31
CIK 1012771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Title of each class	Outstanding at July 30, 2014
Class A Common Stock, without par value	24,707,998
Class B Common Stock, without par value	11,413

(This page has been intentionally left blank.)

FBL FINANCIAL GROUP, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

ITEM 1. FINANCIAL STATEMENTS

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	June 30, 2014	December 31, 2013
Assets
Investments:
Fixed maturities - available for sale, at fair value (amortized cost: 2014 - $6,029,051; 2013 - $5,828,539)	$6,559,738	$6,081,753
Equity securities - available for sale, at fair value (cost: 2014 - $105,368; 2013 - $90,071)	111,402	91,555
Mortgage loans	597,416	575,861
Real estate	4,066	4,084
Policy loans	181,048	176,993
Short-term investments	48,987	108,677
Other investments	2,444	1,079
Total investments	7,505,101	7,040,002

Cash and cash equivalents	31,672	6,370
Securities and indebtedness of related parties	122,899	116,305
Accrued investment income	75,987	75,186
Amounts receivable from affiliates	3,004	3,145
Reinsurance recoverable	99,484	100,001
Deferred acquisition costs	255,182	335,514
Value of insurance in force acquired	15,973	23,579
Other assets	74,131	67,266
Assets held in separate accounts	712,533	693,955

Total assets	$8,895,966	$8,461,323

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

	June 30, 2014	December 31, 2013
Liabilities and stockholders' equity
Liabilities:
Future policy benefits:
Interest sensitive products	$4,415,108	$4,278,871
Traditional life insurance and accident and health products	1,545,388	1,515,139
Other policy claims and benefits	36,122	45,530
Supplementary contracts without life contingencies	344,310	349,761
Advance premiums and other deposits	251,680	240,441
Amounts payable to affiliates	1,106	408
Long-term debt payable to non-affiliates	97,000	97,000
Current income taxes	3,530	1,499
Deferred income taxes	192,751	122,839
Other liabilities	99,310	71,089
Liabilities related to separate accounts	712,533	693,955
Total liabilities	7,698,838	7,416,532

Stockholders' equity:
FBL Financial Group, Inc. stockholders' equity:
Preferred stock, without par value, at liquidation value - authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 24,702,093 shares in 2014 and 24,742,942 shares in 2013	142,127	134,993
Class B common stock, without par value - authorized 1,500,000 shares, issued and outstanding 11,413 shares in 2014 and 2013	72	72
Accumulated other comprehensive income	242,334	119,067
Retained earnings	809,528	787,609
Total FBL Financial Group, Inc. stockholders' equity	1,197,061	1,044,741
Noncontrolling interest	67	50
Total stockholders' equity	1,197,128	1,044,791
Total liabilities and stockholders' equity	$8,895,966	$8,461,323

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues:
Interest sensitive product charges	$27,361	$26,795	$54,452	$52,099
Traditional life insurance premiums	47,444	46,058	92,936	90,992
Net investment income	95,215	92,898	187,846	183,708
Net realized capital gains on sales of investments	2,806	7,435	2,266	11,367

Total other-than-temporary impairment losses	—	(199)	—	(845)
Non-credit portion in other comprehensive income	—	—	—	—
Net impairment losses recognized in earnings	—	(199)	—	(845)
Other income	3,011	3,696	6,872	7,410
Total revenues	175,837	176,683	344,372	344,731

Benefits and expenses:
Interest sensitive product benefits	51,763	48,631	105,143	96,923
Traditional life insurance benefits	41,991	40,263	83,488	80,069
Policyholder dividends	2,907	3,395	6,252	6,753
Underwriting, acquisition and insurance expenses	35,274	37,335	68,718	72,359
Interest expense	1,086	1,838	2,298	3,813
Other expenses	4,383	4,818	8,511	9,202
Total benefits and expenses	137,404	136,280	274,410	269,119
	38,433	40,403	69,962	75,612
Income taxes	(12,339)	(13,378)	(22,567)	(24,961)
Equity income, net of related income taxes	2,531	2,528	4,179	3,840
Net income	28,625	29,553	51,574	54,491
Net loss attributable to noncontrolling interest	17	34	60	62
Net income attributable to FBL Financial Group, Inc.	$28,642	$29,587	$51,634	$54,553

Earnings per common share	$1.15	$1.14	$2.07	$2.12
Earnings per common share - assuming dilution	$1.14	$1.13	$2.06	$2.10

Cash dividends per common share	$0.35	$0.11	$0.70	$0.22

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income	$28,625	$29,553	$51,574	$54,491
Other comprehensive income (1)
Change in net unrealized investment gains/losses	53,604	(131,175)	122,912	(125,498)
Non-credit impairment losses	—	1	—	(35)
Change in underfunded status of postretirement benefit plans	183	205	355	468
Total other comprehensive income, net of tax	53,787	(130,969)	123,267	(125,065)
Total comprehensive income, net of tax	82,412	(101,416)	174,841	(70,574)
Comprehensive loss attributable to noncontrolling interest	17	34	60	62
Total comprehensive income (loss) applicable to FBL Financial Group, Inc.	$82,429	$(101,382)	$174,901	$(70,512)

(1)
Other comprehensive income is recorded net of deferred income taxes and other adjustments for assumed changes in deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands)

	FBL Financial Group, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Accumulated Other Comprehensive Income	Retained Earnings	Non- controlling Interest	Total Stockholders' Equity
Balance at January 1, 2013	$3,000	$123,228	$289,853	$796,110	$56	$1,212,247
Net income - six months ended June 30, 2013	—	—	—	54,553	(62)	54,491
Other comprehensive loss	—	—	(125,065)	—	—	(125,065)
Issuance of common stock under compensation plans	—	14,275	—	—	—	14,275
Purchase of common stock	—	(1,799)	—	(12,206)	—	(14,005)
Dividends on preferred stock	—	—	—	(75)	—	(75)
Dividends on common stock	—	—	—	(5,645)	—	(5,645)
Receipts related to noncontrolling interest	—	—	—	—	57	57
Balance at June 30, 2013	$3,000	$135,704	$164,788	$832,737	$51	$1,136,280

Balance at January 1, 2014	$3,000	$135,065	$119,067	$787,609	$50	$1,044,791
Net income - six months ended June 30, 2014	—	—	—	51,634	(60)	51,574
Other comprehensive income	—	—	123,267	—	—	123,267
Issuance of common stock under compensation plans	—	8,976	—	—	—	8,976
Purchase of common stock	—	(1,842)	—	(12,339)	—	(14,181)
Dividends on preferred stock	—	—	—	(75)	—	(75)
Dividends on common stock	—	—	—	(17,301)	—	(17,301)
Receipts related to noncontrolling interest	—	—	—	—	77	77
Balance at June 30, 2014	$3,000	$142,199	$242,334	$809,528	$67	$1,197,128

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Six months ended June 30,
	2014	2013
Operating activities
Net income	$51,574	$54,491
Adjustments to reconcile net income to net cash provided by operating activities:
Interest credited to account balances	73,890	71,327
Charges for mortality, surrenders and administration	(52,479)	(50,062)
Net realized gains on investments	(2,266)	(10,522)
Change in fair value of derivatives	(932)	(553)
Increase in traditional life and accident and health benefit liabilities	30,249	29,991
Deferral of acquisition costs	(20,418)	(22,807)
Amortization of deferred acquisition costs and value of insurance in force	16,309	17,772
Change in reinsurance recoverable	517	(1,257)
Provision for deferred income taxes	3,480	1,944
Other	(14,909)	(12,750)
Net cash provided by operating activities	85,015	77,574

Investing activities
Sales, maturities or repayments:
Fixed maturities - available for sale	202,166	401,421
Equity securities - available for sale	1,080	8,135
Mortgage loans	17,844	22,889
Derivative instruments	431	263
Policy loans	16,313	18,355
Securities and indebtedness of related parties	1,207	2,191
Real estate	—	1,957
Other long-term investments	—	30
Acquisitions:
Fixed maturities - available for sale	(354,061)	(596,148)
Equity securities - available for sale	(16,377)	(6,108)
Mortgage loans	(39,027)	(41,140)
Derivative instruments	(1,021)	(222)
Policy loans	(20,368)	(18,587)
Securities and indebtedness of related parties	(10,872)	(15,847)
Short-term investments, net change	59,690	13,128
Purchases and disposals of property and equipment, net	(6,149)	(5,566)
Net cash used in investing activities	(149,144)	(215,249)

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Six months ended June 30,
	2014	2013
Financing activities
Contract holder account deposits	$323,800	$325,672
Contract holder account withdrawals	(211,604)	(198,212)
Receipts related to noncontrolling interests, net	77	57
Excess tax deductions on stock-based compensation	717	1,622
Repurchase of common stock, net	(6,183)	(1,747)
Dividends paid	(17,376)	(5,720)
Net cash provided by financing activities	89,431	121,672
Increase (decrease) in cash and cash equivalents	25,302	(16,003)
Cash and cash equivalents at beginning of period	6,370	78,074
Cash and cash equivalents at end of period	$31,672	$62,071

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$2,425	$3,950
Income taxes	9,001	7,001

See accompanying notes.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2014

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

Operating results for the three- and six-month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. We encourage you to refer to our consolidated financial statements and notes for the year ended December 31, 2013 included in our Annual Report on Form 10-K for a complete description of our material accounting policies. Also included in the Form 10-K is a description of areas of judgments and estimates and other information necessary to understand our financial position and results of operations.

Future Adoption of Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (FASB) issued guidance related to accounting for investments in low income housing tax credit limited partnerships. Our low income housing tax credit investments totaled $81.5 million at June 30, 2014 and $76.2 million at December 31, 2013. Presently, we account for these investments under the equity method and include related tax benefits as a component of equity income. The new guidance allows us to account for these partnerships using the proportional amortization method, which amortizes the acquisition cost of the partnership in proportion to the recognition of the tax credits associated with these projects. The tax credits, net of the amortization of the partnership interest, would be recognized as a component of income taxes. This guidance will be effective for fiscal years beginning after December 15, 2014 and must be applied retrospectively, if we elect to change our accounting practice. We are currently evaluating the impact of this new guidance on our consolidated financial statements.

In May 2014, the FASB issued guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, which supersedes most current revenue recognition guidance, including industry-specific guidance. Although insurance contracts are specifically excluded from the scope of this guidance, almost all entities will be affected to some extent by the significant increase in required disclosures. The new guidance is based on the principle that an entity should recognize revenue to reflect the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard, which becomes effective for fiscal years beginning after December 15, 2016; early adoption is not permitted. We are currently evaluating the impact of this new guidance on our consolidated financial statements.

2. Investment Operations

Fixed Maturity and Equity Securities

Available-For-Sale Fixed Maturity and Equity Securities by Investment Category

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit losses on other-than-temporary impairments (1)
	(Dollars in thousands)
Fixed maturities:
Corporate (2)	$3,229,642	$344,923	$(11,910)	$3,562,655	$526
Residential mortgage-backed	495,292	43,299	(4,969)	533,622	(3,424)
Commercial mortgage-backed	465,075	31,636	(2,557)	494,154	—
Other asset-backed	471,648	19,054	(6,081)	484,621	2,041
United States Government and agencies	38,768	4,158	(29)	42,897	—
State, municipal and other governments	1,328,626	116,518	(3,355)	1,441,789	—
Total fixed maturities	$6,029,051	$559,588	$(28,901)	$6,559,738	$(857)

Equity securities:
Non-redeemable preferred stocks	$80,566	$5,609	$(468)	$85,707	$—
Common stocks	24,802	893	—	25,695	—
Total equity securities	$105,368	$6,502	$(468)	$111,402	$—

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit losses on other-than-temporary impairments (1)
	(Dollars in thousands)
Fixed maturities:
Corporate (2)	$3,142,476	$229,151	$(64,848)	$3,306,779	$329
Residential mortgage-backed	492,990	35,676	(7,938)	520,728	(4,155)
Commercial mortgage-backed	391,845	20,014	(7,192)	404,667	—
Other asset-backed	444,047	19,169	(6,673)	456,543	1,725
United States Government and agencies	39,261	4,218	(198)	43,281	—
State, municipal and other governments	1,317,920	60,869	(29,034)	1,349,755	—
Total fixed maturities	$5,828,539	$369,097	$(115,883)	$6,081,753	$(2,101)

Equity securities:
Non-redeemable preferred stocks	$65,692	$3,141	$(2,383)	$66,450	$—
Common stocks	24,379	726	—	25,105	—
Total equity securities	$90,071	$3,867	$(2,383)	$91,555	$—

(1)
Non-credit losses, subsequent to the initial impairment measurement date, on other-than-temporary impairment (OTTI) losses are included in the gross unrealized gains and losses columns above. The non-credit loss component of OTTI losses for corporate and other asset-backed securities were in an unrealized gain position at June 30, 2014 and December 31, 2013 due to increases in estimated fair value subsequent to initial recognition of non-credit losses on such securities.

(2)
Corporate securities include hybrid preferred securities with a carrying value of $82.8 million at June 30, 2014 and $76.3 million at December 31, 2013. Corporate securities also include redeemable preferred stock with a carrying value of $19.7 million at June 30, 2014 and $17.1 million at December 31, 2013.

Short-term investments have been excluded from the above schedules as amortized cost approximates fair value for these securities.

Available-For-Sale Fixed Maturities by Maturity Date

	June 30, 2014
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due in one year or less	$96,164	$98,443
Due after one year through five years	772,820	875,150
Due after five years through ten years	910,895	996,046
Due after ten years	2,817,157	3,077,702
	4,597,036	5,047,341
Mortgage-backed and other asset-backed	1,432,015	1,512,397
Total fixed maturities	$6,029,051	$6,559,738

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Fixed maturities not due at a single maturity date have been included in the above table in the year of final contractual maturity.

Net Unrealized Gains (Losses) on Investments in Accumulated Other Comprehensive Income

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Net unrealized appreciation on:
Fixed maturities - available for sale	$530,687	$253,214
Equity securities - available for sale	6,034	1,484
	536,721	254,698
Adjustments for assumed changes in amortization pattern of:
Deferred acquisition costs	(141,844)	(55,550)
Value of insurance in force acquired	(12,812)	(6,356)
Unearned revenue reserve	8,722	2,790
Adjustments for assumed changes in policyholder liabilities	(9,067)	(2,957)
Provision for deferred income taxes	(133,587)	(67,404)
Net unrealized investment gains	$248,133	$125,221

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

Fixed Maturity and Equity Securities with Unrealized Losses by Length of Time

	June 30, 2014
	Less than one year		One year or more		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$69,193	$(1,091)	$299,090	$(10,819)	$368,283	$(11,910)	41.2%
Residential mortgage-backed	53,495	(697)	29,675	(4,272)	83,170	(4,969)	17.2
Commercial mortgage-backed	—	—	36,494	(2,557)	36,494	(2,557)	8.9
Other asset-backed	80,114	(1,535)	36,237	(4,546)	116,351	(6,081)	21.0
United States Government and agencies	3,556	(24)	470	(5)	4,026	(29)	0.1
State, municipal and other governments	19,752	(202)	90,207	(3,153)	109,959	(3,355)	11.6
Total fixed maturities	$226,110	$(3,549)	$492,173	$(25,352)	$718,283	$(28,901)	100.0%

Equity securities:
Non-redeemable preferred stocks	$7,826	$(68)	$4,600	$(400)	$12,426	$(468)
Total equity securities	$7,826	$(68)	$4,600	$(400)	$12,426	$(468)

	December 31, 2013
	Less than one year		One year or more		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$802,161	$(60,138)	$43,500	$(4,710)	$845,661	$(64,848)	56.0%
Residential mortgage-backed	92,020	(3,548)	20,948	(4,390)	112,968	(7,938)	6.8
Commercial mortgage-backed	53,647	(4,454)	28,054	(2,738)	81,701	(7,192)	6.2
Other asset-backed	101,961	(1,109)	33,170	(5,564)	135,131	(6,673)	5.8
United States Government and agencies	4,407	(198)	—	—	4,407	(198)	0.2
State, municipal and other governments	353,120	(25,700)	19,165	(3,334)	372,285	(29,034)	25.0
Total fixed maturities	$1,407,316	$(95,147)	$144,837	$(20,736)	$1,552,153	$(115,883)	100.0%

Equity securities:
Non-redeemable preferred stocks	$31,639	$(1,756)	$4,373	$(627)	$36,012	$(2,383)
Total equity securities	$31,639	$(1,756)	$4,373	$(627)	$36,012	$(2,383)

Fixed maturities in the above tables include 206 securities from 178 issuers at June 30, 2014 and 440 securities from 366 issuers at December 31, 2013. The unrealized losses in fixed maturities were generally due to an increase in risk free rates relative to the risk free rates when the securities were purchased. We do not intend to sell or believe we will be required to sell any of our impaired fixed maturities before recovery of their amortized cost basis. The following summarizes the more significant unrealized losses of fixed maturities and equity securities by investment category as of June 30, 2014.

Corporate securities: The largest unrealized losses were in the consumer noncyclical sector ($102.5 million carrying value and $3.4 million unrealized loss). The largest unrealized losses in the consumer noncyclical sector were in the food processing ($28.4 million carrying value and $1.3 million unrealized loss) and the beverage ($11.4 million carrying value and $0.7 million unrealized loss) sub-sectors. The majority of losses in the sector were primarily attributable to general changes in market interest rates for corporate securities.

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

Excluding mortgage and asset-backed securities, no securities from the same issuer had an aggregate unrealized loss in excess of $0.8 million at June 30, 2014, with the largest unrealized loss from an oil and gas company. With respect to mortgage and asset-backed securities not backed by the United States Government, no securities from the same issuer had an aggregate unrealized loss in excess of $3.5 million at June 30, 2014, which consists of two different securities from the same issuer that are backed by different pools of Alt-A residential mortgage loans. Both securities are rated non-investment grade and the largest unrealized loss totaled $1.8 million.

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

Credit Loss Component of Other-Than-Temporary Impairments on Fixed Maturities

	Six months ended June 30,
	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$(21,592)	$(27,712)
Reductions due to investments sold	4,362	5,729
Balance at end of period	$(17,230)	$(21,983)

The table above sets forth the amount of credit loss impairments on fixed maturities held by the Company as of the dates indicated for which a portion of the OTTI was recognized in other comprehensive income (loss) and corresponding changes in such amounts.

Realized Gains (Losses) - Recorded in Income

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Realized gains (losses) on sales of investments
Fixed maturities:
Gross gains	$2,811	$8,086	$2,908	$13,726
Gross losses	(5)	(657)	(642)	(2,365)
Real estate	—	12	—	12
Other	—	(6)	—	(6)
	2,806	7,435	2,266	11,367
Impairment losses recognized in earnings:
Other credit-related (1)	—	(199)	—	(845)
Net realized gains on investments recorded in income	$2,806	$7,236	$2,266	$10,522

(1)	Amount represents credit-related losses for mortgage loans, real estate and fixed maturities written down to fair value through income.

Proceeds from sales of fixed maturities totaled $30.9 million during the six months ended June 30, 2014 and $79.3 million during the six months ended June 30, 2013.

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

Any loan delinquent on contractual payments is considered non-performing. At June 30, 2014, and December 31, 2013, there were no non-performing loans over 90 days past due on contractual payments. Interest income is accrued on impaired loans to the extent it is deemed collectible (delinquent less than 90 days) and the loan continues to perform under its original or restructured contractual terms. Interest income on non-performing loans is generally recognized on a cash basis. Once mortgage loans are classified as nonaccrual loans, the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan has been restructured to where the collection of interest is considered likely.

Mortgage Loans by Collateral Type

	June 30, 2014		December 31, 2013
Collateral Type	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
Office	$253,433	42.5%	$241,951	42.0%
Retail	198,508	33.2	194,053	33.7
Industrial	127,345	21.3	126,151	21.9
Other	18,130	3.0	13,706	2.4
Total	$597,416	100.0%	$575,861	100.0%

Mortgage Loans by Geographic Location within the United States

	June 30, 2014		December 31, 2013
Region of the United States	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
South Atlantic	$169,700	28.4%	$170,529	29.6%
Pacific	97,696	16.4	92,538	16.1
West North Central	87,506	14.6	85,629	14.9
East North Central	85,749	14.3	79,128	13.7
Mountain	51,872	8.7	53,460	9.3
West South Central	39,859	6.7	39,780	6.9
Other	65,034	10.9	54,797	9.5
Total	$597,416	100.0%	$575,861	100.0%

Mortgage Loans by Loan-to-Value Ratio

	June 30, 2014		December 31, 2013
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
0% - 50%	$166,893	27.9%	$149,719	26.0%
51% - 60%	216,280	36.2	202,025	35.1
61% - 70%	179,986	30.2	204,460	35.5
71% - 80%	34,257	5.7	15,559	2.7
81% - 90%	—	—	4,098	0.7
Total	$597,416	100.0%	$575,861	100.0%

The loan-to-value ratio is determined using the most recent appraised value. Appraisals are updated periodically including when there is indication of a possible significant collateral decline or loan modification and refinance requests.

Mortgage Loans by Year of Origination

	June 30, 2014		December 31, 2013
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
2014	$33,429	5.6%	$—	—%
2013	83,192	13.9	84,478	14.7
2012	71,547	12.0	72,792	12.6
2011	47,511	7.9	48,190	8.4
2010	25,494	4.3	26,173	4.5
2009 and prior	336,243	56.3	344,228	59.8
Total	$597,416	100.0%	$575,861	100.0%

Impaired Mortgage Loans

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Unpaid principal balance	$22,255	$22,100
Less:
Related allowance	871	888
Discount	351	429
Carrying value of impaired mortgage loans	$21,033	$20,783

Allowance on Mortgage Loans
	Six months ended June 30,
	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$888	$1,694
Allowances established	—	475
Charge offs	—	(1,610)
Recoveries of amounts previously charged off	(17)	—
Balance at end of period	$871	$559

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

There were no loan modifications during the first two quarters of 2014. During the first quarter of 2013 we modified one commercial mortgage loan that met the criteria of a TDR with a carrying value after the restructuring of $14.4 million and recognized an impairment loss of $0.5 million.

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

	June 30, 2014		December 31, 2013
	Carrying Value	Maximum Exposure to Loss	Carrying Value	Maximum Exposure to Loss
	(Dollars in thousands)
Real estate limited partnerships	$17,359	$17,359	$17,646	$17,646

We make commitments to fund partnership investments in the normal course of business. We did not have any other commitments to investees designated as VIEs as of June 30, 2014 or December 31, 2013.

Other

At June 30, 2014, we had committed to provide $29.3 million of additional funds for our limited partnerships and our limited liability companies.

Derivative Instruments

We are not significantly involved in hedging activities and have limited exposure to derivatives. We do not apply hedge accounting to any of our derivative positions. Derivative assets, which are primarily reported in reinsurance recoverable and other investments, totaled $6.0 million at June 30, 2014 and $3.7 million at December 31, 2013. Our derivative assets consist of derivatives embedded within our modified coinsurance agreements and call options which provide an economic hedge for a small block of index annuity contracts. Derivative liabilities totaled $0.4 million at June 30, 2014 and $0.3 million at December 31, 2013 and include derivatives embedded within our index annuity contracts and derivatives embedded within our modified coinsurance agreements. The net gain (loss) recognized on these derivatives is included in net investment income and interest sensitive benefits and, for the three-month period ended June 30, totaled $1.3 million for 2014 and ($0.6) million for 2013.

3. Fair Values

The carrying and estimated fair values of our financial instruments are as follows:

Fair Values and Carrying Values

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Assets
Fixed maturities - available for sale	$6,559,738	$6,559,738	$6,081,753	$6,081,753
Equity securities - available for sale	111,402	111,402	91,555	91,555
Mortgage loans	597,416	627,053	575,861	594,451
Policy loans	181,048	221,381	176,993	210,401
Other investments	2,358	2,358	993	993
Cash, cash equivalents and short-term investments	80,659	80,659	115,047	115,047
Reinsurance recoverable	3,671	3,671	2,678	2,678
Assets held in separate accounts	712,533	712,533	693,955	693,955

Fair Values and Carrying Values (continued)

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Liabilities
Future policy benefits	$3,460,941	$3,587,849	$3,360,519	$3,371,706
Supplemental contracts without life contingencies	344,310	317,835	349,761	320,195
Advance premiums and other deposits	242,707	242,707	230,819	230,819
Long-term debt	97,000	70,597	97,000	63,343
Other liabilities	142	142	—	—
Liabilities related to separate accounts	712,533	705,751	693,955	686,387

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

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels

	June 30, 2014
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Corporate securities	$—	$3,485,940	$76,715	$3,562,655
Residential mortgage-backed securities	—	533,622	—	533,622
Commercial mortgage-backed securities	—	419,108	75,046	494,154
Other asset-backed securities	—	394,986	89,635	484,621
United States Government and agencies	15,539	19,161	8,197	42,897
State, municipal and other governments	—	1,441,789	—	1,441,789
Non-redeemable preferred stocks	—	77,522	8,185	85,707
Common stocks	3,667	22,028	—	25,695
Other investments	—	2,358	—	2,358
Cash, cash equivalents and short-term investments	80,659	—	—	80,659
Reinsurance recoverable	—	3,671	—	3,671
Assets held in separate accounts	712,533	—	—	712,533
Total assets	$812,398	$6,400,185	$257,778	$7,470,361

Liabilities
Future policy benefits - index annuity embedded derivatives	$—	$—	$931	$931
Other liabilities	—	142	—	142
Total liabilities	$—	$142	$931	$1,073

	December 31, 2013
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Corporate securities	$—	$3,224,785	$81,994	$3,306,779
Residential mortgage-backed securities	—	520,728	—	520,728
Commercial mortgage-backed securities	—	332,955	71,712	404,667
Other asset-backed securities	—	370,708	85,835	456,543
United States Government and agencies	15,291	19,946	8,044	43,281
State, municipal and other governments	—	1,349,755	—	1,349,755
Non-redeemable preferred stocks	—	58,655	7,795	66,450
Common stocks	3,295	21,810	—	25,105
Other investments	—	993	—	993
Cash, cash equivalents and short-term investments	115,047	—	—	115,047
Reinsurance recoverable	—	2,678	—	2,678
Assets held in separate accounts	693,955	—	—	693,955
Total assets	$827,588	$5,903,013	$255,380	$6,985,981

Liabilities
Future policy benefits - index annuity embedded derivatives	$—	$—	$286	$286
Total liabilities	$—	$—	$286	$286

Level 3 Fixed Maturities on a Recurring Basis by Valuation Source

	June 30, 2014
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$48,970	$27,745	$76,715
Commercial mortgage-backed securities	75,046	—	75,046
Other asset-backed securities	68,845	20,790	89,635
United States Government and agencies	8,197	—	8,197
Total	$201,058	$48,535	$249,593
Percent of total	80.6%	19.4%	100.0%

	December 31, 2013
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$59,812	$22,182	$81,994
Commercial mortgage-backed securities	71,712	—	71,712
Other asset-backed securities	65,003	20,832	85,835
United States Government and agencies	8,044	—	8,044
Total	$204,571	$43,014	$247,585
Percent of total	82.6%	17.4%	100.0%

Quantitative Information about Level 3 Fair Value Measurements - Recurring Basis

	June 30, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$45,996	Discounted cash flow	Credit spread	0.68% - 7.00% (4.94%)
Commercial mortgage-backed	75,046	Discounted cash flow	Credit spread	1.90% - 4.00% (2.88%)
Other asset-backed securities	30,243	Discounted cash flow	Credit spread	0.82% - 6.44% (3.59%)
United States Government and agencies	8,197	Discounted cash flow	Credit spread	3.40% (3.40%)
Non-redeemable preferred stocks	8,185	Discounted cash flow	Credit spread	3.00% (3.00%)
Total Assets	$167,667

Liabilities
Future policy benefits - index annuity embedded derivatives	$931	Discounted cash flow	Credit risk Risk margin	0.60% - 1.40% (0.90%) 0.15% - 0.40% (0.25%)

Quantitative Information about Level 3 Fair Value Measurements - Recurring Basis

	December 31, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$46,023	Discounted cash flow	Credit spread	0.91% - 17.08% (7.84%)
Commercial mortgage-backed	71,712	Discounted cash flow	Credit spread	1.75% - 4.50% (2.95%)
Other asset-backed securities	38,305	Discounted cash flow	Credit spread	0.74% - 5.06% (3.55%)
State, municipal and other governments	7,795	Discounted cash flow	Credit spread	3.81% (3.81%)
Total Assets	$163,835

Liabilities
Future policy benefits - index annuity embedded derivatives	$286	Discounted cash flow	Credit risk Risk margin	0.30% - 1.70% (1.05%) 0.15% - 0.40% (0.25%)

The tables above exclude certain securities for which the fair value was based on non-binding broker quotes where we could not reasonably obtain the quantitative unobservable inputs.

Level 3 Financial Instruments Changes in Fair Value Recurring Basis

	June 30, 2014
				Realized and unrealized gains (losses), net
	Balance, December 31, 2013	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Amort-ization included in net income	Balance, June 30, 2014
	(Dollars in thousands)
Assets
Corporate securities	$81,994	$234	$(9,342)	$—	$521	$13,623	$(10,299)	$(16)	$76,715
Commercial mortgage-backed securities	71,712	—	(341)	—	3,630	—	—	45	75,046
Other asset-backed securities	85,835	22,961	(7,567)	—	(1)	1,974	(14,107)	540	89,635
United States Government and agencies	8,044	—	—	—	150	—	—	3	8,197
Non-redeemable preferred stocks	7,795	—	—	—	390	—	—	—	8,185
Total Assets	$255,380	$23,195	$(17,250)	$—	$4,690	$15,597	$(24,406)	$572	$257,778

Liabilities
Future policy benefits - index annuity embedded derivatives	$286	$644	$(13)	$14	$—	$—	$—	$—	$931
Total Liabilities	$286	$644	$(13)	$14	$—	$—	$—	$—	$931

Level 3 Financial Instruments Changes in Fair Value Recurring Basis

	June 30, 2013
				Realized and unrealized gains (losses), net
	Balance, December 31, 2012	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Net transfers into Level 3 (1)	Net transfers out of Level 3 (1)	Amort-ization included in net income	Balance, June 30, 2013
	(Dollars in thousands)
Assets
Corporate securities	$100,463	$2,056	$(4,029)	$—	$(1,355)	$—	$(10,798)	$(12)	$86,325
Commercial mortgage-backed securities	76,281	—	(335)	—	(4,082)	—	—	42	71,906
Other asset-backed securities	95,756	32,782	(6,927)	—	(561)	4,062	(27,069)	743	98,786
United States Government and agencies	8,555	—	—	—	(378)	—	—	3	8,180
State, municipal and other governments	223	—	(218)	—	(5)	—	—	—	—
Non-redeemable preferred stocks	7,391	—	—	—	275	—	—	—	7,666
Total Assets	$288,669	$34,838	$(11,509)	$—	$(6,106)	$4,062	$(37,867)	$776	$272,863

Liabilities
Future policy benefits - index annuity embedded derivatives	$307	$—	$(9)	$—	$—	$—	$—	$—	$298
Total Liabilities	$307	$—	$(9)	$—	$—	$—	$—	$—	$298

(1)
Transfers into Level 3 represent assets previously priced using an external pricing service with access to observable inputs no longer available and therefore, were priced using non-binding broker quotes. Transfers out of Level 3 include those assets that we are now able to obtain pricing from a third party pricing vendor that uses observable inputs. There were no transfers between Level 1 and Level 2 during the periods presented above.

Valuation of our Financial Instruments Not Reported at Fair Value by Hierarchy Levels

	June 30, 2014
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$627,053	$627,053
Policy loans	—	—	221,381	221,381
Total assets	$—	$—	$848,434	$848,434

Liabilities
Future policy benefits	$—	$—	$3,586,918	$3,586,918
Supplemental contracts without life contingencies	—	—	317,835	317,835
Advance premiums and other deposits	—	—	242,707	242,707
Long-term debt	—	—	70,597	70,597
Liabilities related to separate accounts	—	—	705,751	705,751
Total liabilities	$—	$—	$4,923,808	$4,923,808

Valuation of our Financial Instruments Not Reported at Fair Value by Hierarchy Levels

	December 31, 2013
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$594,451	$594,451
Policy loans	—	—	210,401	210,401
Total assets	$—	$—	$804,852	$804,852

Liabilities
Future policy benefits	$—	$—	$3,371,420	$3,371,420
Supplemental contracts without life contingencies	—	—	320,195	320,195
Advance premiums and other deposits	—	—	230,819	230,819
Long-term debt	—	—	63,343	63,343
Liabilities related to separate accounts	—	—	686,387	686,387
Total liabilities	$—	$—	$4,672,164	$4,672,164

Level 3 Financial Instruments Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis, generally mortgage loans or real estate which have been deemed to be impaired during the reporting period. There were no mortgage loans or real estate impaired to fair value during the six months ended June 30, 2014. During the six months ended June 30, 2013, one real estate property was impaired to a fair value totaling $1.9 million which resulted in an impairment charge of $0.2 million.

4. Defined Benefit Plan

We participate with several affiliates and an unaffiliated organization in various defined benefit plans, including a multiemployer plan. Our share of net periodic pension cost for the plans is recorded as expense in our consolidated statements of operations.

Components of Net Periodic Pension Cost for FBL and Affiliates Combined - Multiemployer Plan

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Service cost	$1,320	$1,618	$2,640	$3,236
Interest cost	3,505	3,346	7,010	6,692
Expected return on assets	(4,385)	(3,916)	(8,770)	(7,832)
Amortization of prior service cost	36	36	72	72
Amortization of actuarial loss	5,961	3,117	7,322	6,234
Net periodic pension cost	$6,437	$4,201	$8,274	$8,402

FBL Financial Group, Inc. share of net periodic pension costs	$2,065	$1,341	$2,654	$2,682

Components of Net Periodic Pension Cost for FBL and Affiliates Combined - Other Plans

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Service cost	$67	$63	$134	$126
Interest cost	269	258	538	516
Amortization of prior service cost	(3)	(3)	(6)	(6)
Amortization of actuarial loss	283	317	566	634
Net periodic pension cost	$616	$635	$1,232	$1,270

FBL Financial Group, Inc. share of net periodic pension costs	$343	$359	$686	$718

5. Commitments and Contingencies

Legal Proceedings

In the normal course of business, we may be involved in litigation where damages are alleged that are substantially in excess of contractual policy benefits or certain other agreements. We are not aware of any significant threatened or pending litigation or claims against FBL Financial Group, Inc. or any of its subsidiaries.

6. Stockholders' Equity

Share Repurchases

During 2012 and 2014, the Board of Directors approved plans to repurchase Class A common stock. These repurchase plans authorize us to make repurchases in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. Under these programs, we repurchased 333,426 shares for $14.2 million during the six months ended June 30, 2014 and 360,426 shares for $14.0 million during the six months ended June 30, 2013. At June 30, 2014, $47.0 million remains available for repurchase under the 2014 plan. Completion of the program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

Reconciliation of Outstanding Common Stock
	Class A		Class B		Total
	Shares	Dollars	Shares	Dollars	Shares	Dollars
	(Dollars in thousands)
Outstanding at January 1, 2013	24,282,184	$115,706	1,192,890	$7,522	25,475,074	$123,228
Issuance of common stock under compensation plans	499,548	14,275	—	—	499,548	14,275
Purchase of common stock	(360,426)	(1,799)	—	—	(360,426)	(1,799)
Conversion of Class B to Class A common stock (1)	51,599	325	(51,599)	(325)	—	$—
Outstanding at June 30, 2013	24,472,905	$128,507	1,141,291	$7,197	25,614,196	$135,704

Outstanding at January 1, 2014	24,742,942	$134,993	11,413	$72	24,754,355	$135,065
Issuance of common stock under compensation plans	292,577	8,976	—	—	292,577	8,976
Purchase of common stock	(333,426)	(1,842)	—	—	(333,426)	(1,842)
Outstanding at June 30, 2014	24,702,093	$142,127	11,413	$72	24,713,506	$142,199

(1)	There is no established market for our Class B common stock, although it is convertible upon demand into Class A common stock on a share for share basis.

Accumulated Other Comprehensive Income, Net of Tax and Other Offsets

	Unrealized Net Investment Gains (Losses) on Available For Sale Securities (1)	Accumulated Non-Credit Impairment Losses	Underfunded Status of Postretirement Benefit Plans	Total
	(Dollars in thousands)
Balance at January 1, 2013	$306,167	$(8,362)	$(7,952)	$289,853
Other comprehensive income before reclassifications	(120,433)	1,758	—	(118,675)
Reclassification adjustments	(6,858)	—	468	(6,390)
Balance at June 30, 2013	$178,876	$(6,604)	$(7,484)	$164,788

Balance at January 1, 2014	$126,587	$(1,366)	$(6,154)	$119,067
Other comprehensive income before reclassifications	123,512	809	—	124,321
Reclassification adjustments	(1,409)	$—	355	(1,054)
Balance at June 30, 2014	$248,690	$(557)	$(5,799)	$242,334

(1)	Includes the impact of taxes, deferred acquisition costs, value of insurance in force acquired, unearned revenue reserves and policyholder liabilities. See Note 2 for further information.

Accumulated Other Comprehensive Income Reclassification Adjustments

	Six months ended June 30, 2014
	Unrealized Net Investment Gains (Losses) on Available For Sale Securities (1)	Accumulated Non-Credit Impairment Losses (1)	Underfunded Status of Postretirement Benefit Plans	Total
	(Dollars in thousands)
Realized capital gains on sales of investments	$(2,266)	$—	$—	$(2,266)
Adjustments for assumed changes in deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	99	—	—	99
Other expenses: Amortization of unrecognized postretirement items:
Prior service costs	—	—	(6)	(6)
Net actuarial loss	—	—	552	552
Reclassifications before income taxes	(2,167)	—	546	(1,621)
Income taxes	758	—	(191)	567
Reclassification adjustments	$(1,409)	$—	$355	$(1,054)

	Six months ended June 30, 2013
	Unrealized Net Investment Gains (Losses) on Available For Sale Securities (1)	Accumulated Non-Credit Impairment Losses (1)	Unfunded Status of Postretirement Benefit Plans	Total
	(Dollars in thousands)
Realized capital gains on sales of investments	$(11,361)	$—	$—	$(11,361)
Adjustments for assumed changes in deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	810	—	—	810
Other expenses: Amortization of unrecognized postretirement items:
Prior service costs	—	—	(6)	(6)
Net actuarial loss	—	—	726	726
Reclassifications before income taxes	(10,551)	—	720	(9,831)
Income taxes	3,693	—	(252)	3,441
Reclassification adjustments	$(6,858)	$—	$468	$(6,390)

(1)	See Note 2 for further information.

7. Earnings Per Share

Computation of Earnings Per Common Share

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share data)
Numerator:
Net income attributable to FBL Financial Group, Inc.	$28,642	$29,587	$51,634	$54,553
Less: Dividends on Series B preferred stock	37	37	75	75
Income available to common stockholders	$28,605	$29,550	$51,559	$54,478

Denominator:
Weighted average shares - basic	24,835,339	25,832,976	24,886,581	25,705,154
Effect of dilutive securities - stock-based compensation	147,798	243,386	163,889	257,662
Weighted average shares - diluted	24,983,137	26,076,362	25,050,470	25,962,816

Earnings per common share	$1.15	$1.14	$2.07	$2.12
Earnings per common share - assuming dilution:	$1.14	$1.13	$2.06	$2.10

Antidilutive stock options excluded from diluted earnings per share	—	6,215	—	12,641

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

Financial Information Concerning our Operating Segments

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Operating revenues:
Annuity	$49,496	$49,233	$99,075	$97,340
Life Insurance	98,837	95,553	194,654	188,891
Corporate and Other	23,255	25,395	46,624	49,292
	171,588	170,181	340,353	335,523
Realized gains on investments (1)	2,806	7,183	2,266	10,481
Change in net unrealized gains/losses on derivatives (1)	1,443	(681)	1,753	(1,273)
Consolidated revenues	$175,837	$176,683	$344,372	$344,731

Pre-tax operating income:
Annuity	$14,649	$17,073	$30,096	$31,754
Life Insurance	11,881	11,003	21,973	20,935
Corporate and Other	6,966	6,041	11,559	13,139
	33,496	34,117	63,628	65,828
Income taxes on operating income	(7,349)	(8,480)	(14,397)	(17,057)
Realized gains/losses on investments (1)	1,737	4,413	1,409	6,308
Change in net unrealized gains/losses on derivatives (1)	758	(463)	994	(526)
Consolidated net income attributable to FBL Financial Group, Inc.	$28,642	$29,587	$51,634	$54,553

(1)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred acquisition costs, value of insurance in force acquired and income taxes attributable to these items.

Our investment in equity method investees, the related equity income and interest expense are attributable to the Corporate and Other segment. Expenditures for long-lived assets were not significant during the periods presented above. Goodwill at June 30, 2014 and December 31, 2013 was allocated among the segments as follows: Annuity ($3.9 million) and Life Insurance ($6.1 million).

Premiums collected, which is not a measure used in financial statements prepared according to GAAP, includes premiums received on life insurance policies and deposits on annuities and universal life-type products. Net premiums collected totaled $176.3 million for the quarter ended June 30, 2014 and $165.6 million for the 2013 period. Net premiums collected totaled $355.1 million for the six months ended June 30, 2014 and $341.0 million for the 2013 period.

Under GAAP, premiums on whole life and term life policies are recognized as revenues over the premium-paying period and reported in the Life Insurance segment. The following chart provides a reconciliation of life insurance premiums collected to those reported in the GAAP financial statements.

Reconciliation of Traditional Life Insurance Premiums, Net of Reinsurance

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Traditional and universal life insurance premiums collected	$73,586	$84,462	$146,424	$161,115
Premiums collected on interest sensitive products	(27,034)	(38,936)	(53,422)	(70,819)
Traditional life insurance premiums collected	46,552	45,526	93,002	90,296
Change in due premiums and other	892	532	(66)	696
Traditional life insurance premiums	$47,444	$46,058	$92,936	$90,992

There is no comparable GAAP financial measure for premiums collected on annuities and universal life-type products. GAAP revenues for those interest sensitive and variable products consist of various policy charges and fees assessed on those contracts, as summarized in the chart below.

Interest Sensitive Product Charges by Segment

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Annuity
Surrender charges and other	$511	$344	$1,065	$657

Life Insurance
Administration charges	$3,544	$3,063	$7,039	$5,935
Cost of insurance charges	11,259	10,668	22,276	20,965
Surrender charges	190	72	406	260
Amortization of policy initiation fees	342	644	374	1,036
Total	$15,335	$14,447	$30,095	$28,196

Corporate and Other
Administration charges	$1,676	$1,585	$3,275	$3,096
Cost of insurance charges	7,382	7,402	14,797	14,763
Surrender charges	103	105	241	269
Separate account charges	2,281	2,187	4,561	4,218
Amortization of policy initiation fees	73	725	418	900
Total	$11,515	$12,004	$23,292	$23,246

Consolidated interest sensitive product charges	$27,361	$26,795	$54,452	$52,099

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

Economic environmental factors which may impact our business include, but are not limited to the following:

•	Gross Domestic Product decreased approximately 2.9% during the first quarter of 2014 based on recent estimates.

•	U.S. unemployment was estimated to be 6.1% during June 2014.

•	U.S. net farm income is forecasted to decrease 26.6% and farm real estate value is forecasted to increase 2.9% during 2014.

•	The U.S. 10 Year Treasury yield declined during the second quarter of 2014 to 2.53% at June 30, 2014.

•	Continued uncertainty as to actions the United States Congress will take to address the national debt, including potential actions to change the tax advantages of life insurance.

The decrease in market interest rates during the second quarter of 2014 increased the fair value of our fixed maturity portfolio. Strong liquidity and favorable corporate profitability continue to support the fundamental credit quality of our investment portfolio. Spreads declined broadly across the securitized markets during the second quarter of 2014.

Low current interest rates create a challenging environment for sales of new money fixed annuity products. Lower investment yields also continue to place strain on the spreads we earn from our investment products, as highlighted in the business segment discussion that follows.

Results of Operations for the Periods Ended June 30, 2014 and 2013

	Three months ended June 30,			Six months ended June 30,
	2014	2013	Change	2014	2013	Change
	(Dollars in thousands, except per share data)
Pre-tax operating income:
Annuity segment	$14,649	$17,073	(14)%	$30,096	$31,754	(5)%
Life Insurance segment	11,881	11,003	8%	21,973	20,935	5%
Corporate and Other segment	6,966	6,041	15%	11,559	13,139	(12)%
Total pre-tax operating income	33,496	34,117	(2)%	63,628	65,828	(3)%
Income taxes on operating income	(7,349)	(8,480)	(13)%	(14,397)	(17,057)	(16)%
Operating income	26,147	25,637	2%	49,231	48,771	1%

Realized gains/losses on investments (1)	1,737	4,413	(61)%	1,409	6,308	(78)%
Change in net unrealized gains/losses on derivatives (1)	758	(463)	(264)%	994	(526)	(289)%
Net income attributable to FBL Financial Group, Inc.	$28,642	$29,587	(3)%	$51,634	$54,553	(5)%

Operating income per common share - assuming dilution	$1.05	$0.98	7%	$1.96	$1.88	4%
Earnings per common share - assuming dilution	1.14	1.13	1%	2.06	2.10	(2)%
Effective tax rate on operating income	22%	25%		23%	26%
Average invested assets, at amortized cost				$6,847,977	$6,663,018	3%
Annualized yield on average invested assets				5.59%	5.69%
Impact on pre-tax operating income of unlocking deferred acquisition costs, value of insurance in force acquired and unearned revenue reserve	$664	$231	187%	$664	$231	187%

(1)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred acquisition costs, value of insurance in force acquired and income taxes attributable to these items.

Our operating income increased in the second quarter of 2014 and the six months ended June 30, 2014, compared to the prior year periods, primarily due to an increase in the volume of business in force, partially offset by increases in death benefits and other underwriting expenses. Net income decreased in the second quarter and the six months ended June 30, 2014, compared to the prior periods, primarily due to decreases in realized investment gains, partially offset by increases in operating income and the change in net unrealized gains/losses on derivatives. See the discussion that follows for details regarding operating income by segment.

Earnings per share and operating income per common share benefited from repurchases of Class A common shares in 2014 and 2013, as well as a tender offer of Class B common shares completed in the third quarter of 2013. Details regarding the share repurchases are included in Note 6 to the consolidated financial statements.

We periodically revise key assumptions used in the calculation of the amortization of deferred acquisition costs, value of insurance in force acquired and unearned revenue reserve for participating life insurance, variable and interest sensitive products, as applicable, through an “unlocking” process. These assumptions typically consist of withdrawal and lapse rates, earned spreads and mortality with revisions based on historical results and our best estimate of future experience. The impact of unlocking is recorded in the current period as an increase or decrease to amortization of the respective balances. While the unlocking process can take place at any time, as needs dictate, the process typically takes place annually. For all of our blocks of business we unlocked our valuation assumptions for deferred policy acquisition costs, value of insurance in force and unearned revenue reserves during the second quarter of 2014 and 2013. See the discussion that follows for further details of the unlocking impact to our operating segments.

Annuity Segment

	Three months ended June 30,			Six months ended June 30,
	2014	2013	Change	2014	2013	Change
	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges and other income	$511	$344	49%	$1,065	$657	62%
Net investment income	48,985	48,889	—%	98,010	96,683	1%
Total operating revenues	49,496	49,233	1%	99,075	97,340	2%

Benefits and expenses:
Interest sensitive product benefits	26,047	25,399	3%	52,802	50,078	5%
Underwriting, acquisition and insurance expenses:
Commissions net of deferrals	562	595	(6)%	1,016	1,532	(34)%
Amortization of deferred acquisition costs	2,740	1,160	136%	5,201	3,981	31%
Amortization of value of insurance in force	583	369	58%	726	533	36%
Other underwriting expenses	4,915	4,637	6%	9,234	9,462	(2)%
Total underwriting, acquisition and insurance expenses	8,800	6,761	30%	16,177	15,508	4%
Total benefits and expenses	34,847	32,160	8%	68,979	65,586	5%
Pre-tax operating income	$14,649	$17,073	(14)%	$30,096	$31,754	(5)%

Other data
Annuity premiums collected, direct	$84,574	$62,374	36%	$170,826	$141,638	21%
Policy liabilities and accruals, end of period				3,647,436	3,516,696	4%
Average invested assets, at amortized cost				3,702,804	3,532,864	5%
Investment fee income included in net investment income (1)	172	1,154	(85)%	1,052	2,571	(59)%
Average individual annuity account value				2,504,203	2,368,494	6%

Earned spread on individual annuity products:
Weighted average yield on cash and invested assets				5.56%	5.81%
Weighted average interest crediting rate				2.91%	2.96%
Spread				2.65%	2.85%

Individual annuity withdrawal rate				5.2%	5.7%
Impact on pre-tax income of unlocking deferred acquisition costs and value of insurance in force acquired	(207)	1,436	(114)%	$(207)	$1,436	(114)%

(1)	Includes prepayment fee income and amortization of any related premium or discount.

Pre-tax operating income for the Annuity segment decreased in the second quarter of 2014 and the six months ended June 30, 2014, compared to the prior year periods, primarily due to the impact of unlocking and lower investment fee income, partially offset by higher spread income earned from an increase in the volume of business in force.

Amortization of deferred acquisition costs and the value of insurance in force increased in the 2014 periods, compared to prior year periods, primarily due to the impact of unlocking. Unlocking, for each period, reflected changes in our projected earned spread, withdrawal and mortality assumptions within our amortization models.

The average aggregate account value for individual annuity contracts in force increased in 2014 periods, compared to prior year periods, due to continued sales and the crediting of interest. Premiums collected were higher in the 2014 periods due to increased sales of indexed annuity products. Indexed annuity collected premiums were $17.1 million during the second quarter of 2014 and $38.3 million for the six months ended June 30, 2014, compared with $3.5 million during the second quarter of 2013 and $5.7 million during the six months ended June 30, 2013.

Included within our policy liabilities are advances on our funding agreements with the Federal Home Loan Bank (FHLB). Outstanding funding agreements totaled $318.4 million at June 30, 2014 and $338.3 million at June 30, 2013.

The weighted average yield on cash and invested assets for individual annuities decreased for the six months ended June 30, 2014, compared to the prior year period, primarily due to lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, compared with the average existing portfolio yield, and a decrease in investment fee income. See the "Financial Condition" section which follows for additional information regarding the yields obtained on investment acquisitions. Weighted average interest crediting rates on our individual annuity products decreased due to crediting rate actions taken in 2014 and a change in the underlying product mix.

Life Insurance Segment

	Three months ended June 30,			Six months ended June 30,
	2014	2013	Change	2014	2013	Change
	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges and other income	$15,256	$14,431	6%	$29,931	$28,106	6%
Traditional life insurance premiums	47,444	46,058	3%	92,936	90,992	2%
Net investment income	36,137	35,064	3%	71,787	69,793	3%
Total operating revenues	98,837	95,553	3%	194,654	188,891	3%

Benefits and expenses:
Interest sensitive product benefits:
Interest credited	8,100	7,731	5%	16,102	15,179	6%
Death benefits and other	11,041	9,631	15%	22,451	19,506	15%
Total interest sensitive product benefits	19,141	17,362	10%	38,553	34,685	11%
Traditional life insurance benefits:
Death benefits	18,260	15,680	16%	38,014	34,048	12%
Surrender and other benefits	7,200	9,064	(21)%	16,209	18,165	(11)%
Increase in traditional life future policy benefits	16,531	15,519	7%	29,265	27,848	5%
Total traditional life insurance benefits	41,991	40,263	4%	83,488	80,061	4%
Distributions to participating policyholders	2,907	3,395	(14)%	6,252	6,753	(7)%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	4,873	5,866	(17)%	9,025	11,966	(25)%
Amortization of deferred acquisition costs	3,279	4,385	(25)%	7,110	7,407	(4)%
Amortization of value of insurance in force	111	413	(73)%	417	786	(47)%
Other underwriting expenses	14,654	12,866	14%	27,836	26,298	6%
Total underwriting, acquisition and insurance expenses	22,917	23,530	(3)%	44,388	46,457	(4)%
Total benefits and expenses	86,956	84,550	3%	172,681	167,956	3%
Pre-tax operating income	$11,881	$11,003	8%	$21,973	$20,935	5%

Life Insurance Segment - continued

	Three months ended June 30,			Six months ended June 30,
	2014	2013	Change	2014	2013	Change
	(Dollars in thousands)
Other data
Life premiums collected, net of reinsurance	$73,586	$84,462	(13)%	$146,424	$161,115	(9)%
Policy liabilities and accruals, end of period				2,517,312	2,386,254	5%
Life insurance in force, end of period				50,356,058	47,704,532	6%
Average invested assets, at amortized cost				2,516,602	2,351,694	7%
Investment fee income included in net investment income (1)	(42)	644	(107)%	54	1,160	(95)%
Average interest sensitive life account value				752,259	688,236	9%

Interest sensitive life insurance spread:
Weighted average yield on cash and invested assets				5.80%	6.12%
Weighted average interest crediting rate				4.01%	4.07%
Spread				1.79%	2.05%

Life insurance lapse and surrender rates				5.3%	5.5%
Death benefits, net of reinsurance and reserves released	19,286	18,227	6%	$39,899	$36,954	8%
Impact on pre-tax income of unlocking deferred acquisition costs, value of insurance in force acquired and unearned revenue reserve	391	(595)	166%	391	(595)	166%

(1)	Includes prepayment fee income and amortization of any related premium or discount.

Pre-tax operating income for the Life Insurance segment increased in the second quarter of 2014 and the six months ended June 30, 2014, compared to the prior year periods, primarily due to an increase in the volume of business in force, partially offset by increases in death benefits and other underwriting expenses.

Premiums collected were lower during the 2014 periods, compared to the prior year periods, primarily due to lower universal life sales. The reduction in sales also contributed to lower non-deferrable commission expenses. Commission expense for the six month period was also lower in 2014, compared to the prior year period, due to additional non-deferrable sales incentives paid during the first quarter 2013, which were not paid during the 2014 period.

Amortization of deferred acquisition costs and the value of insurance in force was lower in the 2014 periods, compared to prior year periods, primarily due to the impact of unlocking. Unlocking, for each period, reflected changes in projected withdrawal, mortality and premium persistency assumptions within our amortization models. Prior year unlocking also reflected changes in the projected earned spread assumption used in the estimate of future gross profits.

Other underwriting expenses increased during the 2014 period, compared to the prior year periods, primarily due in increases in non-deferrable sales related expenses.

Death benefits, net of reinsurance and reserves released, increased in the second quarter of 2014, compared to the prior period, primarily due to an increase in the number of claims and increased in the six months ended June 30, 2014, compared to the prior period, primarily due to an increase in the average size of claims.

The weighted average yield on cash and invested assets for interest sensitive life insurance products decreased in the six months ended June 30, 2014, compared to the prior year period, due to lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, compared with the average existing portfolio yield, and a decrease in investment fee income. See the "Financial Condition" section which follows for additional information regarding the yields obtained on investment acquisitions. Weighted average interest crediting rates on our interest sensitive life insurance products were impacted by crediting rate decreases taken on various products in 2013 and 2014 in response to the declining portfolio yield, partially offset by sales of products with higher crediting rates.

Corporate and Other Segment

	Three months ended June 30,			Six months ended June 30,
	2014	2013	Change	2014	2013	Change
	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges	$11,515	$12,004	(4)%	$23,292	$23,246	—%
Net investment income	8,650	9,626	(10)%	16,296	18,505	(12)%
Other income	3,090	3,765	(18)%	7,036	7,541	(7)%
Total operating revenues	23,255	25,395	(8)%	46,624	49,292	(5)%

Benefits and expenses:
Interest sensitive product benefits	6,579	5,960	10%	13,913	12,467	12%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	751	930	(19)%	1,798	2,077	(13)%
Amortization of deferred acquisition costs	614	3,917	(84)%	2,269	4,176	(46)%
Other underwriting expenses	1,774	1,680	6%	3,637	3,528	3%
Total underwriting, acquisition and insurance expenses	3,139	6,527	(52)%	7,704	9,781	(21)%
Interest expense	1,086	1,838	(41)%	2,298	3,813	(40)%
Other expenses	4,383	4,818	(9)%	8,511	9,202	(8)%
Total benefits and expenses	15,187	19,143	(21)%	32,426	35,263	(8)%
	8,068	6,252	29%	14,198	14,029	1%
Net loss attributable to noncontrolling interest	17	34	(50)%	60	62	(3)%
Equity loss, before tax	(1,119)	(245)	357%	(2,699)	(952)	184%
Pre-tax operating income	$6,966	$6,041	15%	$11,559	$13,139	(12)%

Other data
Average invested assets, at amortized cost				$628,571	$778,460	(19)%
Investment fee income included in net investment income (1)	$944	$99	854%	930	124	650%
Average interest sensitive life account value				330,622	321,354	3%
Death benefits, net of reinsurance and reserves released	3,662	3,171	15%	8,012	6,766	18%
Impact on pre-tax income of unlocking of deferred acquisition costs and unearned revenue reserve	480	(610)	179%	480	(610)	179%
Estimated impact on pre-tax income from separate account performance on amortization of deferred acquisition costs	255	(370)	169%	110	810	(86)%

(1)	Includes prepayment fee income and amortization of any related premium or discount.

Pre-tax operating income increased for the Corporate and Other segment in the second quarter of 2014, compared to the prior period, due to a decrease in amortization of deferred acquisition costs, partially offset by a decrease in net investment income. Pre-tax operating income decreased in the six months ended June 30, 2014, compared to the prior year period, primarily due to decreases in net investment income and pre-tax equity income, partially offset by decreases in interest expense and amortization of deferred acquisition costs.

Other income and other expenses includes fees and expenses from sales of brokered products and operating results of our non-insurance subsidiaries, which include management, advisory, marketing and distribution services and leasing activities.

Death benefits net of reinsurance and reserves released increased during the 2014 periods, compared to the prior year periods, due to an increase in the average size of claims.

Net investment income decreased during the 2014 periods primarily due to lower invested assets held in this segment during the 2014 period, primarily due to higher stockholder dividends, share repurchase activity and the retirement of long term debt during the third quarter of 2013.

Amortization of deferred acquisition costs decreased during the second quarter of 2014, compared to the prior period, primarily due to the impact of separate account performance, increased death benefits and the impact of unlocking. The decrease in the six month period, compared to the prior year period, was primarily due to the impact of unlocking and increased death benefits. Unlocking, for each period, reflected changes in projected earned spread and withdrawal assumptions within our amortization models on our variable block of business.

Equity loss includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest. Given the timing of availability of financial information from our equity investees, we will consistently use information that is as much as three months in arrears for certain of these entities. Several of these entities are investment companies whose operating results are derived primarily from unrealized and realized gains and losses generated by their investment portfolios. As is normal with these types of entities, the level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment, changes in prices of fixed maturities and equity securities held by the investment partnerships, timing and success of initial public offerings or exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures. We also invest in low income housing tax credit partnerships which generate pre-tax losses but after-tax gains as the related tax credits are realized. The timing of the realization of the tax credits is subject to fluctuation from period to period due to the timing of the housing project completions and the approval of the tax credits. Equity income, net of related income taxes, was as follows:

Equity income, net of related income taxes

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Equity income (loss):
Low income housing tax credit partnerships	$(1,669)	$(1,540)	$(3,430)	$(2,886)
Other equity method investments	550	1,295	731	1,934
	(1,119)	(245)	(2,699)	(952)
Income taxes:
Taxes on equity income (loss)	379	87	945	334
Investment tax credits	3,271	2,686	5,933	4,458
Equity income, net of related income taxes	$2,531	$2,528	$4,179	$3,840

Income Taxes on Operating Income

The effective tax rate on operating income was 21.9% for the second quarter of 2014 and 22.6% for the six months ended June 30, 2014 compared with 24.9% for the second quarter of 2013 and 25.9% for the six months ended June 30, 2013. The effective tax rates differ from the federal statutory rate of 35% primarily due to the impact of low-income housing credits from equity method investees, tax-exempt interest and dividend income and incentive stock option deductions. The 2014 effective tax rates decreased, compared to the prior periods, primarily due to an increase in tax credits from low income housing tax credit partnerships.

Impact of Operating Income Adjustments on FBL Net Income

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Realized gains on investments	$2,806	$7,236	$2,266	$10,522
Change in net unrealized gains/losses on derivatives	1,447	(605)	1,878	(975)
Change in amortization of:
Deferred acquisition costs	(408)	(474)	(442)	(548)
Value of insurance in force acquired	(10)	(29)	(7)	(64)
Unearned revenue reserve	—	(53)	—	(41)
Income tax offset	(1,340)	(2,125)	(1,292)	(3,112)
Net impact of operating income adjustments	$2,495	$3,950	$2,403	$5,782

Summary of adjustments noted above after offsets and income taxes:
Realized gains/losses on investments	$1,737	$4,413	$1,409	$6,308
Change in net unrealized gains/losses on derivatives	758	(463)	994	(526)
Net impact of operating income adjustments	$2,495	$3,950	$2,403	$5,782
Net impact per common share - basic	$0.10	$0.15	$0.10	$0.22
Net impact per common share - assuming dilution	$0.09	$0.15	$0.10	$0.22

Income taxes on operating income adjustments on continuing operations are recorded at 35% as there are no permanent differences between book and taxable income relating to these adjustments.

Realized Gains (Losses) on Investments

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Realized gains (losses) on investments:
Realized gains on sales	$2,811	$8,098	$2,908	$13,738
Realized losses on sales	(5)	(663)	(642)	(2,371)
Total other-than-temporary impairment charges	—	(199)	—	(845)
Net realized investment gains reported in statements of operations	$2,806	$7,236	$2,266	$10,522

The level of realized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments. See "Financial Condition - Investments" and Note 2 to our consolidated financial statements for details regarding our unrealized gains and losses on available-for-sale securities at June 30, 2014 and December 31, 2013.

Investment Credit Impairment Losses Recognized in Net Income

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Corporate securities:
Transportation	$—	$199	$—	$199
Mortgage loans	—	—	$—	$475
Real estate	—	—	—	171
Total other-than-temporary impairment losses reported in net income	$—	$199	$—	$845

There were no impairment losses for the three and six months ended June 30, 2014. Other-than-temporary credit impairment losses for the three months ended June 30, 2013 were incurred within the transportation sector due to our intent to reduce our exposure by selling all or a portion of the security. Losses for the six months ended June 30, 2013 included a mortgage loan due to a restructuring and real estate due to a contract to sell the property for less than its carrying value.

Financial Condition

Investments

Our investment portfolio increased 6.6% to $7,505.1 million at June 30, 2014 compared to $7,040.0 million at December 31, 2013. The portfolio increased due to an increase of $277.5 million in the net unrealized appreciation of fixed maturities during 2014 and positive cash flows from operating and financing activities. Additional details regarding securities in an unrealized loss position at June 30, 2014 are included in the discussion that follows and in Note 2 to our consolidated financial statements. Details regarding investment impairments are discussed above in the "Realized Gains (Losses) on Investments" section under "Results of Operations."

We manage the investment portfolio to optimize risk-adjusted yield within the context of prudent asset-liability management. We evaluate multiple cash flow testing scenarios as part of this process. The Company's investment policy calls for investing primarily in high quality fixed maturities and commercial mortgage loans.

Fixed Maturity Acquisitions Selected Information

	Six months ended June 30,
	2014	2013
	(Dollars in thousands)
Cost of acquisitions:
Corporate	$167,151	$373,686
Mortgage and asset-backed	198,243	100,609
United States Government and agencies	499	974
Tax-exempt municipals	8,000	118,224
Taxable municipals	20,955	5,050
Total	$394,848	$598,543
Effective annual yield	4.60%	4.30%
Credit quality
NAIC 1 designation	73.8%	67.2%
NAIC 2 designation	26.2%	32.1%
Non-investment grade	—%	0.7%
Weighted-average life in years	16.0	19.0
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

A portion of the securities acquired during the six months ended June 30, 2014 and June 30, 2013, were acquired with the proceeds from advances on our funding agreements with the FHLB. The securities acquired to support these funding agreements often carry a lower average yield than securities acquired to support our other insurance products, due to the shorter maturity and relatively low interest rate paid on those advances. In addition, the municipal securities acquired are exempt from federal income taxes, and accordingly have a higher actual return than reflected in the yields stated above. The average yield of the securities acquired, excluding the securities supporting the funding agreements and using a tax adjusted yield for the municipal securities, was 4.76% during the six-month period ended June 30, 2014 and 4.66% during the six-month period ended June 30, 2013.

Investment Portfolio Summary

	June 30, 2014		December 31, 2013
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities - available for sale:
Public	$5,074,245	67.6%	$4,630,764	65.8%
144A private placement	1,178,147	15.7	1,150,257	16.3
Private placement	307,346	4.1	300,732	4.3
Total fixed maturities - available for sale	6,559,738	87.4	6,081,753	86.4
Equity securities	111,402	1.5	91,555	1.3
Mortgage loans	597,416	8.0	575,861	8.2
Real estate	4,066	0.1	4,084	0.1
Policy loans	181,048	2.4	176,993	2.5
Short-term investments	48,987	0.6	108,677	1.5
Other investments	2,444	—	1,079	—
Total investments	$7,505,101	100.0%	$7,040,002	100.0%

As of June 30, 2014, 96.0% (based on carrying value) of the available-for-sale fixed maturities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of June 30, 2014, no single non-investment grade holding exceeded 0.2% of total investments.

Credit Quality by NAIC Designation and Equivalent Rating

		June 30, 2014		December 31, 2013
NAIC Designation	Equivalent Rating (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$4,164,226	63.5%	$3,729,070	61.3%
2	BBB	2,134,353	32.5	2,086,756	34.3
	Total investment grade	6,298,579	96.0	5,815,826	95.6
3	BB	170,436	2.6	167,003	2.7
4	B	45,539	0.7	48,972	0.8
5	CCC	34,680	0.5	40,540	0.7
6	In or near default	10,504	0.2	9,412	0.2
	Total below investment grade	261,159	4.0	265,927	4.4
	Total fixed maturities - available for sale	$6,559,738	100.0%	$6,081,753	100.0%

(1)
Equivalent ratings are based on those provided by nationally recognized rating agencies with some exceptions for certain residential mortgage, commercial mortgage and asset-backed securities where they are based on the expected loss of the security rather than the probability of default.

See Note 2 to our consolidated financial statements for a summary of fixed maturities by contractual maturity date.

Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification

	June 30, 2014
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$341,399	$300,957	$28,945	$40,442	$(1,514)
Capital goods	218,965	202,372	21,503	16,593	(714)
Communications	129,603	116,649	13,059	12,954	(293)
Consumer cyclical	220,454	206,992	17,663	13,462	(489)
Consumer non-cyclical	366,828	264,350	26,121	102,478	(3,395)
Energy	415,815	394,491	50,196	21,324	(1,164)
Finance	769,938	742,973	64,005	26,965	(759)
Transportation	81,229	78,426	8,095	2,803	(247)
Utilities	947,643	827,264	110,182	120,379	(3,263)
Other	70,781	59,898	5,154	10,883	(72)
Total corporate securities	3,562,655	3,194,372	344,923	368,283	(11,910)
Mortgage and asset-backed securities	1,512,397	1,276,381	93,989	236,016	(13,607)
United States Government and agencies	42,897	38,872	4,158	4,025	(29)
State, municipal and other governments	1,441,789	1,331,830	116,518	109,959	(3,355)
Total	$6,559,738	$5,841,455	$559,588	$718,283	$(28,901)

Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification

	December 31, 2013
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$312,228	$190,635	$18,429	$121,593	$(9,961)
Capital goods	204,795	149,261	13,673	55,534	(3,751)
Communications	115,997	88,504	8,434	27,493	(2,716)
Consumer cyclical	220,163	154,333	11,163	65,830	(4,148)
Consumer non-cyclical	337,491	188,831	16,029	148,660	(11,381)
Energy	398,738	324,422	31,497	74,316	(4,527)
Finance	718,477	599,733	47,628	118,744	(6,632)
Transportation	79,022	70,567	6,379	8,455	(1,199)
Utilities	860,722	654,570	72,469	206,152	(20,048)
Other	59,146	40,262	3,450	18,884	(485)
Total corporate securities	3,306,779	2,461,118	229,151	845,661	(64,848)
Mortgage and asset-backed securities	1,381,938	1,052,138	74,859	329,800	(21,803)
United States Government and agencies	43,281	38,874	4,218	4,407	(198)
State, municipal and other governments	1,349,755	977,470	60,869	372,285	(29,034)
Total	$6,081,753	$4,529,600	$369,097	$1,552,153	$(115,883)

Non-Sovereign European Debt Exposure

	June 30, 2014		December 31, 2013
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
Italy	$19,704	$22,470	$19,700	$20,003
Spain	15,429	20,179	15,429	19,256
Ireland	13,092	15,352	13,037	15,155
Subtotal	48,225	58,001	48,166	54,414
United Kingdom	181,469	192,445	182,671	182,762
Netherlands	54,795	60,304	60,952	64,335
France	37,221	40,732	37,223	39,564
Other countries	87,195	94,005	77,471	78,881
Subtotal	360,680	387,486	358,317	365,542
Total European exposure	$408,905	$445,487	$406,483	$419,956

The table above reflects our exposure to non-sovereign European debt. This represents 6.8% of total fixed maturities as of June 30, 2014 and 6.9% as of December 31, 2013. The exposures are primarily in the industrial, financial and utility sectors. We do not own any securities issued by European governments.

Credit Quality of Available-for-Sale Fixed Maturities with Unrealized Losses

		June 30, 2014
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$487,712	67.9%	$(14,182)	49.1%
2	BBB	162,985	22.7	(4,494)	15.5
	Total investment grade	650,697	90.6	(18,676)	64.6
3	BB	45,206	6.3	(6,235)	21.6
4	B	7,112	1.0	(802)	2.8
5	CCC	9,693	1.3	(445)	1.5
6	In or near default	5,575	0.8	(2,743)	9.5
	Total below investment grade	67,586	9.4	(10,225)	35.4
	Total	$718,283	100.0%	$(28,901)	100.0%

		December 31, 2013
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$912,892	58.8%	$(64,755)	55.9%
2	BBB	534,998	34.5	(34,998)	30.2
	Total investment grade	1,447,890	93.3	(99,753)	86.1
3	BB	81,622	5.3	(10,649)	9.2
4	B	7,290	0.5	(961)	0.8
5	CCC	10,104	0.6	(1,444)	1.2
6	In or near default	5,247	0.3	(3,076)	2.7
	Total below investment grade	104,263	6.7	(16,130)	13.9
	Total	$1,552,153	100.0%	$(115,883)	100.0%

Available-For-Sale Fixed Maturities with Unrealized Losses by Length of Time

	June 30, 2014
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$127,204	$—	$(1,711)
Greater than three months to six months	—	26,904	—	(671)
Greater than six months to nine months	—	28,100	—	(434)
Greater than nine months to twelve months	—	47,451	—	(733)
Greater than twelve months	14,185	503,340	(4,499)	(20,853)
Total	$14,185	$732,999	$(4,499)	$(24,402)

Available-For-Sale Fixed Maturities with Unrealized Losses by Length of Time

	December 31, 2013
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$328,708	$—	$(6,173)
Greater than three months to six months	—	137,884	—	(4,492)
Greater than six months to nine months	—	1,008,528	—	(81,485)
Greater than nine months to twelve months	—	27,343	—	(2,997)
Greater than twelve months	22,109	143,464	(7,005)	(13,731)
Total	$22,109	$1,645,927	$(7,005)	$(108,878)

Available-For-Sale Fixed Maturities with Unrealized Losses by Maturity Date

	June 30, 2014		December 31, 2013
	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Due in one year or less	$81	$(2)	$129	$(1)
Due after one year through five years	7,210	(692)	21,508	(1,525)
Due after five years through ten years	38,704	(1,389)	182,126	(8,459)
Due after ten years	436,273	(13,211)	1,018,590	(84,095)
	482,268	(15,294)	1,222,353	(94,080)
Mortgage and asset-backed	236,015	(13,607)	329,800	(21,803)
Total	$718,283	$(28,901)	$1,552,153	$(115,883)

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

Mortgage and Asset-Backed Securities by Type

	June 30, 2014
	Amortized Cost	Par Value	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$323,736	$383,357	$351,203	5.4%
Pass-through	22,118	22,070	24,240	0.4
Planned and targeted amortization class	143,004	141,429	149,968	2.3
Other	6,434	9,265	8,211	0.1
Total residential mortgage-backed securities	495,292	556,121	533,622	8.2
Commercial mortgage-backed securities	465,075	481,491	494,154	7.5
Other asset-backed securities	471,648	513,219	484,621	7.4
Total	$1,432,015	$1,550,831	$1,512,397	23.1%

Mortgage and Asset-Backed Securities by Type

	December 31, 2013
	Amortized Cost	Par Value	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$312,822	$374,692	$334,326	5.5%
Pass-through	23,801	23,734	25,657	0.4
Planned and targeted amortization class	149,693	148,104	152,681	2.5
Other	6,674	9,551	8,064	0.1
Total residential mortgage-backed securities	492,990	556,081	520,728	8.5
Commercial mortgage-backed securities	391,845	399,782	404,667	6.7
Other asset-backed securities	444,047	488,803	456,543	7.5
Total	$1,328,882	$1,444,666	$1,381,938	22.7%

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

Our direct exposure to the Alt-A home equity and subprime first-lien sectors is limited to investments in structured securities collateralized by senior tranches of residential mortgage loans. We also have a partnership interest in two funds at June 30, 2014 and at December 31, 2013, that own securities backed by Alt-A home equity, subprime first-lien, adjustable rate mortgages and commercial mortgage collateral. The funds are reported as securities and indebtedness of related parties in our consolidated balance sheets with a fair value of $12.9 million at June 30, 2014 and $17.9 million at December 31, 2013.

Mortgage and Asset-Backed Securities by Collateral Type

	June 30, 2014			December 31, 2013
	Amortized Cost	Carrying Value	Percent of Fixed Maturities	Amortized Cost	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Government agency	$214,251	$227,404	3.5%	$199,372	$207,065	3.4%
Prime	151,240	167,426	2.6	166,667	180,236	2.9
Alt-A	172,085	186,914	2.9	178,653	190,217	3.1
Subprime	57,650	55,126	0.8	31,766	29,891	0.5
Commercial mortgage	465,075	494,154	7.5	391,845	404,667	6.7
Non-mortgage	371,714	381,373	5.8	360,579	369,862	6.1
Total	$1,432,015	$1,512,397	23.1%	$1,328,882	$1,381,938	22.7%

The mortgage and asset-backed securities can be summarized into three broad categories: residential, commercial and other asset-backed securities.

Residential Mortgage-Backed Securities by Collateral Type and Origination Year

	June 30, 2014
	Government & Prime		Alt-A		Subprime		Total
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2014-2008	$173,846	$181,739	$568	$575	$—	$—	$174,414	$182,314
2007	28,889	35,345	27,065	29,103	—	—	55,954	64,448
2006	21,250	25,499	26,203	30,761	—	—	47,453	56,260
2005	11,901	13,445	6,385	7,196	894	864	19,180	21,505
2004 and prior	110,446	118,865	87,845	90,230	—	—	198,291	209,095
Total	$346,332	$374,893	$148,066	$157,865	$894	$864	$495,292	$533,622

	December 31, 2013
	Government & Prime		Alt-A		Total
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2013-2008	$155,539	$157,708	$855	$868	$156,394	$158,576
2007	32,825	38,612	27,979	28,397	60,804	67,009
2006	22,704	26,350	28,801	32,131	51,505	58,481
2005	12,822	14,332	3,823	4,613	16,645	18,945
2004 and prior	122,869	130,740	84,773	86,977	207,642	217,717
Total	$346,759	$367,742	$146,231	$152,986	$492,990	$520,728

Residential Mortgage-Backed Securities by NAIC Designation and Equivalent Rating

		June 30, 2014		December 31, 2013
NAIC Designation	Equivalent Rating	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$478,390	89.6%	$473,391	90.9%
2	BBB	27,305	5.1	18,670	3.6
3	BB	17,758	3.4	17,920	3.4
4	B	10,169	1.9	10,747	2.1
	Total	$533,622	100.0%	$520,728	100.0%

Commercial Mortgage-Backed Securities by Origination Year

	June 30, 2014		December 31, 2013
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2014	$88,616	90,845	$—	—
2013	28,706	28,254	20,421	18,423
2011	88,696	94,450	88,494	90,998
2010	4,999	5,503	4,999	5,308
2009 and prior	254,058	275,102	277,931	289,938
Total	$465,075	$494,154	$391,845	$404,667

Commercial Mortgage-Backed Securities by NAIC Designation and Equivalent Rating

		June 30, 2014		December 31, 2013
NAIC Designation	Equivalent Rating	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	GNMA	$290,039	58.7%	$195,987	48.4%
1	FNMA	13,783	2.8	13,816	3.4
1	AAA, AA, A
	Generic	95,506	19.3	91,797	22.7
	Super Senior	32,650	6.6	49,798	12.3
	Mezzanine	17,945	3.6	18,046	4.5
	Junior	20,566	4.2	20,418	5.0
	Total AAA, AA, A	166,667	33.7	180,059	44.5
2	BBB	13,315	2.7	5,898	1.5
3	BB	8,068	1.6	6,855	1.7
4	B	2,282	0.5	2,052	0.5
	Total	$494,154	100.0%	$404,667	100.0%

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

The AAA, AA and A rated commercial mortgage-backed securities are broken down into categories based on subordination levels. Rating agencies disclose subordination levels, which measure the amount of credit support that the bonds (or tranches) have from subordinated bonds (or tranches). Generic is a term used for securities issued prior to 2005. The super senior securities have subordination levels greater than 27%, the mezzanine securities have subordination levels in the 17% to 27% range and the junior securities have subordination levels in the 9% to 16% range. Also included in the commercial mortgage-backed securities are military housing bonds totaling $103.4 million at June 30, 2014 and $96.6 million at December 31, 2013. These bonds are used to fund the construction of multi-family homes on United States military bases. The bonds are backed by a first mortgage lien on residential military housing projects.

Other Asset-Backed Securities by Collateral Type and Origination Year

	June 30, 2014
	Government & Prime		Alt-A		Subprime		Non-Mortgage		Total
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2014	$—	$—	$—	$—	$—	$—	$27,921	$27,936	$27,921	$27,936
2013	—	—	—	—	—	—	64,742	65,372	64,742	65,372
2012	—	—	—	—	—	—	136,692	139,191	136,692	139,191
2011	—	—	—	—	—	—	23,865	24,206	23,865	24,206
2010 and prior	19,159	19,937	24,019	29,049	56,756	54,262	118,494	124,668	218,428	227,916
Total	$19,159	$19,937	$24,019	$29,049	$56,756	$54,262	$371,714	$381,373	$471,648	$484,621

Other Asset-Backed Securities by Collateral Type and Origination Year

	December 31, 2013
	Government & Prime		Alt-A		Subprime		Non-Mortgage		Total
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2013	$—	$—	$—	$—	$—	$—	$56,581	$56,653	$56,581	$56,653
2012	—	—	—	—	—	—	141,400	143,578	141,400	143,578
2011	—	—	—	—	—	—	36,496	37,536	36,496	37,536
2010	—	—	—	—	—	—	6,198	6,348	6,198	6,348
2009 and prior	19,280	19,559	32,422	37,231	31,766	29,891	119,904	125,747	203,372	212,428
Total	$19,280	$19,559	$32,422	$37,231	$31,766	$29,891	$360,579	$369,862	$444,047	$456,543

Other Asset-Backed Securities by NAIC Designation and Equivalent Rating

		June 30, 2014		December 31, 2013
NAIC Designation	Equivalent Ratings	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$432,159	89.2%	$400,140	87.6%
2	BBB	14,430	3.0	14,327	3.1
3	BB	10,511	2.2	10,350	2.3
4	B	5,899	1.2	5,816	1.3
5	CCC	11,958	2.4	17,896	3.9
6	In or near default	9,664	2.0	8,014	1.8
	Total	$484,621	100.0%	$456,543	100.0%

State, Municipal and Other Government Securities

State, municipal and other government securities totaled $1,441.8 million, or 22.0% of total fixed maturities, at June 30, 2014, and include investments in general obligation, revenue and municipal housing bonds. Our investment strategy is to utilize municipal bonds in addition to corporate bonds, as we believe they provide additional diversification and have historically low default rates compared with similarly rated corporate bonds. We evaluate the credit strength of the underlying issues on both a quantitative and qualitative basis, excluding insurance, prior to acquisition. The majority of the municipal bonds we hold are investment grade credits without consideration of insurance. Our municipal bonds are well diversified by type and geography with the top exposure being water and sewer revenue bonds. We do not hold direct obligations of the City of Detroit, which filed for bankruptcy protection in July 2013. In addition, we do not hold any Puerto Rico related bonds, which has also been in the news recently given its financial issues. Exposure to the state of Illinois and municipalities within the state accounted for 1.8% of our total fixed maturities at June 30, 2014. As of June 30, 2014, Illinois-related holdings held in the portfolio were rated investment grade, and were trading at 107.3% of amortized cost. Our municipal bond exposure had an average rating of AA and was trading at 108.5% of amortized cost at June 30, 2014.

Equity Securities

Equity securities totaled $111.4 million at June 30, 2014 and $91.6 million at December 31, 2013. Gross unrealized gains totaled $6.5 million and gross unrealized losses totaled $0.5 million at June 30, 2014. At December 31, 2013, gross unrealized gains totaled $3.9 million and gross unrealized losses totaled $2.4 million on these securities. The unrealized losses were primarily attributable to nonredeemable perpetual preferred securities from issuers in the financial sector. See Note 2 to our consolidated financial statements for further discussion regarding our analysis of unrealized losses related to these securities.

Mortgage Loans

Mortgage loans totaled $597.4 million at June 30, 2014 and $575.9 million at December 31, 2013. Our mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. The total number of commercial mortgage loans outstanding was 142 at June 30, 2014 and 143 at December 31, 2013. In 2014, new loans ranged from $2.1 million to $8.5 million in size, with an average loan size of $4.8 million, an average loan term of 14 years and an average yield of 4.84%. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. The majority of our mortgage loans amortize principal, with 2.9% that are interest only loans at June 30, 2014. At June 30, 2014, the average loan-to-value of the current outstanding principal balance using the most recent appraised value was 55.1% and the weighted average debt service coverage ratio was 1.6 based on the results of our 2013 annual study. See Note 2 to our consolidated financial statements for further discussion regarding our mortgage loans.

Asset-Liability Management

Our asset-liability management program includes (i) designing and developing products that encourage persistency and help ensure targeted spreads are earned and, as a result, create a stable liability structure, and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of our insurance liabilities. The weighted average life of the fixed maturity and mortgage loan portfolio based on fair values was approximately 10.5 years at June 30, 2014 and 10.4 years at December 31, 2013. The effective duration of the fixed maturity and mortgage loan portfolios backing our annuity products was 5.8 at June 30, 2014 and 6.0 at December 31, 2013. The effective duration of our annuity liabilities was approximately 6.3 at June 30, 2014 and December 31, 2013. While it can be difficult to maintain asset and liability durations that are closely matched in a dynamic environment, we have identified various strategies that can be implemented if duration mismatches exceed acceptable tolerances.

Other Assets

Deferred acquisition costs decreased 23.9% to $255.2 million at June 30, 2014, primarily due to a $86.3 million increase in the impact of the change in net unrealized appreciation on fixed maturity securities during the period. Cash and cash equivalents increased 397.2% to $31.7 million primarily due to normal fluctuations in timing of payments made and received. Assets held in separate accounts increased 2.7% to $712.5 million primarily due to market performance on the underlying investment portfolios.

Liabilities

Future policy benefits increased 2.9% to $5,960.5 million at June 30, 2014 primarily due to an increase in the volume of annuity and life business in force. Deferred income taxes increased 56.9% to $192.8 million primarily due to the tax impact of the change in unrealized appreciation/depreciation on investments. Other liabilities increased 39.7% to $99.3 million primarily due to increases for securities purchased.

Stockholders' Equity

Our stockholders' equity increased 14.6% to $1,197.1 million at June 30, 2014, compared to $1,044.7 million at December 31, 2013, primarily due to the change in unrealized appreciation of fixed maturity securities during the period and net income, partially offset by stock repurchases and cash dividends.

At June 30, 2014, FBL's common stockholders' equity was $1,194.1 million, or $48.32 per share, compared to $1,041.7 million or $42.08 per share at December 31, 2013. Included in stockholders' equity per common share is $9.81 at June 30, 2014 and $4.81 at December 31, 2013 attributable to accumulated other comprehensive income.

Liquidity and Capital Resources

Cash Flows

During 2014, our operating activities generated cash flows totaling $85.0 million consisting of net income of $51.6 million adjusted for non-cash operating revenues and expenses netting to $33.4 million. We used cash of $149.1 million in our investing activities during the 2014 period. The primary uses were $441.7 million of investment acquisitions, mostly in fixed maturity securities, partially offset by $239.0 million in sales, maturities and repayments of investments. Our financing activities provided cash of $89.4 million during the 2014 period. The primary financing source was $323.8 million in receipts from interest sensitive products credited to policyholder account balances, which was partially offset by $211.6 million for return of policyholder account balances on interest sensitive products. Also, we used $6.2 million for the net repurchase of common stock.

Sources and Uses of Capital Resources

Parent company cash inflows from operations consist primarily of (i) fees that it charges various subsidiaries and affiliates for management of their operations, (ii) expense reimbursements and tax settlements from subsidiaries and affiliates, (iii) proceeds from the exercise of employee stock options, (iv) proceeds from borrowings, (v) investment income and (vi) dividends from subsidiaries, if declared and paid. Revenue sources for the parent company during the six months ended June 30, 2014 included management fees from subsidiaries and affiliates totaling $1.8 million. Cash outflows are principally for salaries, taxes and other expenses related to providing these management services, dividends on outstanding stock, stock repurchases, interest and principal repayments on our parent company debt and capital contributions to subsidiaries.

During 2012 and 2014, our Board of Directors approved plans to repurchase our Class A common stock. These repurchase plans authorize us to make repurchases in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. Under these plans, we repurchased 333,426 shares for $14.2 million during the first six months of 2014 including 70,481 shares for $3.0 million during the second quarter. At June 30, 2014, $47.0 million remains available for repurchases under the 2014 plan. Completion of the program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

Interest payments on our debt totaled $2.4 million for the six months ended June 30, 2014 and $4.0 million for the 2013 period. Interest payments on our debt outstanding at June 30, 2014 are estimated to be $2.4 million for the remainder of 2014.

Farm Bureau Life's cash inflows primarily consist of premium income, deposits to policyholder account balances, income from investments, sales, maturities and calls of investments and repayments of investment principal. Farm Bureau Life's cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, current operating expenses and dividends. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. Continuing operations and financing activities from Farm Bureau Life relating to interest sensitive products provided funds totaling $203.6 million for the six months ended June 30, 2014 and $216.6 million for the 2013 period.

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

We paid regular cash dividends on our common and preferred stock during the six-month period ended June 30 totaling $17.4 million in 2014 and $5.7 million in 2013. It is anticipated that quarterly cash dividend requirements for 2014 will be $0.0075 per Series B preferred share and $0.35 per common share. The level of common stock dividends are analyzed quarterly and are dependent upon our capital and liquidity positions. In addition, alternative uses of excess capital may impact future dividend levels. Assuming these quarterly dividend rates, the common and preferred dividends would total approximately $17.4 million for the remainder of 2014. The parent company expects to have sufficient resources and cash flows to meet its interest and dividend payments throughout 2014. The parent company had available cash and investments totaling $72.8 million at June 30, 2014. FBL Financial Group, Inc. expects to rely on available cash resources and management fee income to make dividend payments to its stockholders and interest payments on its debt. We had no material commitments for capital expenditures as of June 30, 2014.

We manage the amount of capital held by our insurance subsidiaries to ensure we meet regulatory requirements. State laws specify regulatory actions if an insurer's risk-based capital (RBC) ratio, a measure of solvency, falls below certain levels. The National Association of Insurance Commissioners has a standard formula for annually assessing RBC based on the various risk factors related to an insurance company's capital and surplus, including insurance, business, asset and interest rate risks. The insurance regulators monitor the level of RBC against a statutory "authorized control level" RBC at which point regulators have the option to assume control of the insurance company. The company action level RBC is 200% of the authorized control level and is the first point at which any action would be triggered. Our adjusted capital and RBC is reported to our insurance regulators annually based on formulas which may be revised throughout the year. We estimate our adjusted capital and RBC quarterly; however, these estimates may differ from annual results should the regulatory formulas change. As of June 30, 2014, our total adjusted capital is estimated at $605.3 million, resulting in a RBC ratio of 531%, based on company action level capital of $114.0 million.

On a consolidated basis, we anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. However, there can be no assurance that future experience regarding benefits and surrenders will be similar to historic experience since benefits and surrender levels are influenced by such factors as the interest rate environment, our financial strength ratings, the economy and other factors that impact policyholder behavior. Our investment portfolio at June 30, 2014, included $49.0 million of short-term investments, $31.7 million of cash and cash equivalents and $572.0 million in carrying value of U.S. Government and U.S. Government agency-backed securities that could be readily converted to cash at or near carrying value. Farm Bureau Life is also a member of the FHLB, which provides a source for additional liquidity, if needed. This membership allows us to utilize fixed or floating rate advances offered by the FHLB and secured by qualifying collateral. Our total capacity to utilize such advances is impacted by multiple factors including the market value of eligible collateral, level of statutory admitted assets and excess reserves and our willingness or capacity to hold activity-based FHLB common stock.

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

ITEM 4. CONTROLS AND PROCEDURES

At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities and Exchange Act of 1934 (the Act) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our internal control over financial reporting changes from time-to-time as we modify and enhance our systems and processes to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. Any significant changes in controls are evaluated prior to implementation to help ensure the continued effectiveness of our internal controls and internal control environment. While changes have taken place in our internal controls during the quarter ended June 30, 2014, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In July 2014, we implemented a new Enterprise Resource Planning (ERP) system, which effectively replaced our general ledger, accounts payable, cash disbursement and fixed asset systems. During implementation we followed a system development process that required significant pre-implementation planning, design and testing to ensure an ongoing effective control environment. It is anticipated that implementation of this new ERP will enhance internal controls due to increased automation and further integration of related processes.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

The following table sets forth issuer purchases of equity securities for the quarter ended June 30, 2014.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2014 through April 30, 2014	57,058	$42.81	57,058	$47,557,384
May 1, 2014 through May 31, 2014	13,423	42.91	13,423	$46,981,345
June 1, 2014 through June 30, 2014	—	—	—	$46,981,345
Total	70,481	$42.83

Activity in this table represents Class A common shares repurchased by the Company in connection with the repurchase plan announced on February 20, 2014. The plan authorizes us to make up to $50.0 million in repurchases of Class A common stock in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. Completion of the program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares, if any, that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

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
101+#
Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language) from FBL Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 as follows: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Financial Statements

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

Date: July 31, 2014

FBL FINANCIAL GROUP, INC.

By	/s/ James P. Brannen
James P. Brannen
Chief Executive Officer (Principal Executive Officer)

By	/s/ Donald J. Seibel
Donald J. Seibel
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)