Form 10-Q
period 2014-09-30
FBL FINANCIAL GROUP INC
filed 2014-11-06
CIK 1012771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Title of each class	Outstanding at November 5, 2014
Class A Common Stock, without par value	24,641,276
Class B Common Stock, without par value	11,413

(This page has been intentionally left blank.)

FBL FINANCIAL GROUP, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

ITEM 1. FINANCIAL STATEMENTS

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	September 30, 2014	December 31, 2013
Assets
Investments:
Fixed maturities - available for sale, at fair value (amortized cost: 2014 - $6,056,578; 2013 - $5,828,539)	$6,575,225	$6,081,753
Equity securities - available for sale, at fair value (cost: 2014 - $105,736; 2013 - $90,071)	111,054	91,555
Mortgage loans	629,560	575,861
Real estate	4,057	4,084
Policy loans	181,345	176,993
Short-term investments	44,188	108,677
Other investments	2,928	1,079
Total investments	7,548,357	7,040,002

Cash and cash equivalents	43,198	6,370
Securities and indebtedness of related parties	125,849	116,305
Accrued investment income	81,489	75,186
Amounts receivable from affiliates	7,077	3,145
Reinsurance recoverable	99,861	100,001
Deferred acquisition costs	249,556	335,514
Value of insurance in force acquired	22,939	23,579
Other assets	76,677	67,266
Assets held in separate accounts	686,218	693,955

Total assets	$8,941,221	$8,461,323

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

	September 30, 2014	December 31, 2013
Liabilities and stockholders' equity
Liabilities:
Future policy benefits:
Interest sensitive products	$4,466,926	$4,278,871
Traditional life insurance and accident and health products	1,562,992	1,515,139
Other policy claims and benefits	35,874	45,530
Supplementary contracts without life contingencies	343,248	349,761
Advance premiums and other deposits	252,046	240,441
Amounts payable to affiliates	453	408
Long-term debt payable to non-affiliates	97,000	97,000
Current income taxes	13,613	1,499
Deferred income taxes	185,618	122,839
Other liabilities	88,771	71,089
Liabilities related to separate accounts	686,218	693,955
Total liabilities	7,732,759	7,416,532

Stockholders' equity:
FBL Financial Group, Inc. stockholders' equity:
Preferred stock, without par value, at liquidation value - authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 24,661,399 shares in 2014 and 24,742,942 shares in 2013	142,352	134,993
Class B common stock, without par value - authorized 1,500,000 shares, issued and outstanding 11,413 shares in 2014 and 2013	72	72
Accumulated other comprehensive income	234,361	119,067
Retained earnings	828,601	787,609
Total FBL Financial Group, Inc. stockholders' equity	1,208,386	1,044,741
Noncontrolling interest	76	50
Total stockholders' equity	1,208,462	1,044,791
Total liabilities and stockholders' equity	$8,941,221	$8,461,323

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Interest sensitive product charges	$27,633	$32,270	$82,085	$84,369
Traditional life insurance premiums	45,020	43,883	137,956	134,875
Net investment income	95,744	93,382	283,590	277,090
Net realized capital gains on sales of investments	1,273	1,458	3,539	12,825

Total other-than-temporary impairment losses	(273)	(5,015)	(273)	(5,860)
Non-credit portion in other comprehensive income	—	4,250	—	4,250
Net impairment losses recognized in earnings	(273)	(765)	(273)	(1,610)
Other income	4,023	3,288	10,895	10,698
Total revenues	173,420	173,516	517,792	518,247

Benefits and expenses:
Interest sensitive product benefits	53,002	53,488	158,145	150,411
Traditional life insurance benefits	38,375	39,726	121,863	119,795
Policyholder dividends	2,834	3,244	9,086	9,997
Underwriting, acquisition and insurance expenses	34,829	33,070	103,547	105,429
Interest expense	1,197	1,833	3,495	5,646
Other expenses	3,488	5,037	11,999	14,239
Total benefits and expenses	133,725	136,398	408,135	405,517
	39,695	37,118	109,657	112,730
Income taxes	(12,535)	(11,962)	(35,102)	(36,923)
Equity income, net of related income taxes	2,992	1,829	7,171	5,669
Net income	30,152	26,985	81,726	81,476
Net loss attributable to noncontrolling interest	7	68	67	130
Net income attributable to FBL Financial Group, Inc.	$30,159	$27,053	$81,793	$81,606

Earnings per common share	$1.21	$1.05	$3.28	$3.17
Earnings per common share - assuming dilution	$1.21	$1.04	$3.26	$3.14

Cash dividends per common share	$0.35	$0.15	$1.05	$0.37
Special cash dividend per common share	$—	$2.00	$—	$2.00

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income	$30,152	$26,985	$81,726	$81,476
Other comprehensive income (1)
Change in net unrealized investment gains/losses	(8,154)	(27,023)	114,758	(152,521)
Non-credit impairment losses	—	(2,652)	—	(2,687)
Change in underfunded status of postretirement benefit plans	181	203	536	671
Total other comprehensive income (loss), net of tax	(7,973)	(29,472)	115,294	(154,537)
Total comprehensive income, net of tax	22,179	(2,487)	197,020	(73,061)
Comprehensive loss attributable to noncontrolling interest	7	68	67	130
Total comprehensive income (loss) applicable to FBL Financial Group, Inc.	$22,186	$(2,419)	$197,087	$(72,931)

(1)
Other comprehensive income is recorded net of deferred income taxes and other adjustments for assumed changes in deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands)

	FBL Financial Group, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Accumulated Other Comprehensive Income	Retained Earnings	Non- controlling Interest	Total Stockholders' Equity
Balance at January 1, 2013	$3,000	$123,228	$289,853	$796,110	$56	$1,212,247
Net income - nine months ended September 30, 2013	—	—	—	81,606	(130)	81,476
Other comprehensive loss	—	—	(154,537)	—	—	(154,537)
Issuance of common stock under compensation plans	—	18,954	—	—	—	18,954
Purchase of common stock	—	(8,319)	—	(52,284)	—	(60,603)
Dividends on preferred stock	—	—	—	(112)	—	(112)
Dividends on common stock	—	—	—	(60,927)	—	(60,927)
Receipts related to noncontrolling interest	—	—	—	—	100	100
Balance at September 30, 2013	$3,000	$133,863	$135,316	$764,393	$26	$1,036,598

Balance at January 1, 2014	$3,000	$135,065	$119,067	$787,609	$50	$1,044,791
Net income - nine months ended September 30, 2014	—	—	—	81,793	(67)	81,726
Other comprehensive income	—	—	115,294	—	—	115,294
Issuance of common stock under compensation plans	—	9,560	—	—	—	9,560
Purchase of common stock	—	(2,201)	—	(14,741)	—	(16,942)
Dividends on preferred stock	—	—	—	(112)	—	(112)
Dividends on common stock	—	—	—	(25,948)	—	(25,948)
Receipts related to noncontrolling interest	—	—	—	—	93	93
Balance at September 30, 2014	$3,000	$142,424	$234,361	$828,601	$76	$1,208,462

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Nine months ended September 30,
	2014	2013
Operating activities
Net income	$81,726	$81,476
Adjustments to reconcile net income to net cash provided by operating activities:
Interest credited to account balances	111,324	107,888
Charges for mortality, surrenders and administration	(78,708)	(75,113)
Net realized gains on investments	(3,266)	(11,215)
Change in fair value of derivatives	(777)	(646)
Increase in traditional life and accident and health benefit liabilities	47,853	43,943
Deferral of acquisition costs	(30,223)	(31,804)
Amortization of deferred acquisition costs and value of insurance in force	25,546	25,482
Change in reinsurance recoverable	140	1,769
Provision for deferred income taxes	692	(1,862)
Other	(7,869)	(11,639)
Net cash provided by operating activities	146,438	128,279

Investing activities
Sales, maturities or repayments:
Fixed maturities - available for sale	373,020	568,600
Equity securities - available for sale	1,360	10,970
Mortgage loans	34,733	47,613
Derivative instruments	696	319
Policy loans	24,802	26,617
Securities and indebtedness of related parties	2,972	2,290
Real estate	—	1,957
Other long-term investments	—	30
Acquisitions:
Fixed maturities - available for sale	(570,403)	(762,920)
Equity securities - available for sale	(17,025)	(20,630)
Mortgage loans	(88,023)	(68,243)
Derivative instruments	(1,584)	(344)
Policy loans	(29,154)	(27,898)
Securities and indebtedness of related parties	(15,886)	(25,612)
Short-term investments, net change	64,489	19,450
Purchases and disposals of property and equipment, net	(7,434)	(9,319)
Net cash used in investing activities	(227,437)	(237,120)

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Nine months ended September 30,
	2014	2013
Financing activities
Contract holder account deposits	$457,913	$453,750
Contract holder account withdrawals	(306,882)	(288,109)
Proceeds from issuance of short-term debt	—	25,000
Repayments of debt	—	(50,000)
Receipts related to noncontrolling interests, net	93	100
Excess tax deductions on stock-based compensation	828	1,904
Repurchase of common stock, net	(8,065)	(44,784)
Dividends paid	(26,060)	(61,039)
Net cash provided by financing activities	117,827	36,822
Increase (decrease) in cash and cash equivalents	36,828	(72,019)
Cash and cash equivalents at beginning of period	6,370	78,074
Cash and cash equivalents at end of period	$43,198	$6,055

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$3,638	$5,891
Income taxes	10,701	8,501

See accompanying notes.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2014

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

Operating results for the three- and nine-month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. We encourage you to refer to our consolidated financial statements and notes for the year ended December 31, 2013 included in our Annual Report on Form 10-K for a complete description of our material accounting policies. Also included in the Form 10-K is a description of areas of judgments and estimates and other information necessary to understand our financial position and results of operations.

Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (FASB) issued guidance related to accounting for investments in low income housing tax credit limited partnerships. Our low income housing tax credit investments totaled $83.8 million at September 30, 2014 and $76.2 million at December 31, 2013. Presently, we account for these investments under the equity method and include related tax benefits as a component of equity income. The new guidance allows us to account for these partnerships using the proportional amortization method, which amortizes the acquisition cost of the partnership in proportion to the recognition of the tax credits associated with these projects. The tax credits, net of the amortization of the partnership interest, would be recognized as a component of income taxes. This guidance will be effective for fiscal years beginning after December 15, 2014 and must be applied retrospectively, for companies that elect to adopt. We do not plan to change our accounting practice for investments in low income housing tax credit limited partnerships.

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

2. Investment Operations

Fixed Maturity and Equity Securities

Available-For-Sale Fixed Maturity and Equity Securities by Investment Category

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit losses on other-than-temporary impairments (1)
	(Dollars in thousands)
Fixed maturities:
Corporate (2)	$3,284,539	$323,056	$(16,828)	$3,590,767	$421
Residential mortgage-backed	467,969	40,571	(4,953)	503,587	(3,823)
Commercial mortgage-backed	478,909	31,284	(1,955)	508,238	—
Other asset-backed	486,659	18,424	(4,579)	500,504	4,757
United States Government and agencies	38,331	3,788	(24)	42,095	—
State, municipal and other governments	1,300,171	131,085	(1,222)	1,430,034	—
Total fixed maturities	$6,056,578	$548,208	$(29,561)	$6,575,225	$1,355

Equity securities:
Non-redeemable preferred stocks	$80,566	$5,132	$(633)	$85,065	$—
Common stocks	25,170	819	—	25,989	—
Total equity securities	$105,736	$5,951	$(633)	$111,054	$—

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit losses on other-than-temporary impairments (1)
	(Dollars in thousands)
Fixed maturities:
Corporate (2)	$3,142,476	$229,151	$(64,848)	$3,306,779	$329
Residential mortgage-backed	492,990	35,676	(7,938)	520,728	(4,155)
Commercial mortgage-backed	391,845	20,014	(7,192)	404,667	—
Other asset-backed	444,047	19,169	(6,673)	456,543	1,725
United States Government and agencies	39,261	4,218	(198)	43,281	—
State, municipal and other governments	1,317,920	60,869	(29,034)	1,349,755	—
Total fixed maturities	$5,828,539	$369,097	$(115,883)	$6,081,753	$(2,101)

Equity securities:
Non-redeemable preferred stocks	$65,692	$3,141	$(2,383)	$66,450	$—
Common stocks	24,379	726	—	25,105	—
Total equity securities	$90,071	$3,867	$(2,383)	$91,555	$—

(1)
Non-credit losses, subsequent to the initial impairment measurement date, on other-than-temporary impairment (OTTI) losses are included in the gross unrealized gains and losses columns above. The non-credit loss component of OTTI losses for corporate and other asset-backed securities were in an unrealized gain position at September 30, 2014 and December 31, 2013 due to increases in estimated fair value subsequent to initial recognition of non-credit losses on such securities.

(2)
Corporate securities include hybrid preferred securities with a carrying value of $80.7 million at September 30, 2014 and $76.3 million at December 31, 2013. Corporate securities also include redeemable preferred stock with a carrying value of $29.4 million at September 30, 2014 and $17.1 million at December 31, 2013.

Available-For-Sale Fixed Maturities by Maturity Date

	September 30, 2014
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due in one year or less	$96,701	$98,818
Due after one year through five years	774,473	868,053
Due after five years through ten years	887,737	963,169
Due after ten years	2,864,130	3,132,856
	4,623,041	5,062,896
Mortgage-backed and other asset-backed	1,433,537	1,512,329
Total fixed maturities	$6,056,578	$6,575,225

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Fixed maturities not due at a single maturity date have been included in the above table in the year of final contractual maturity.

Net Unrealized Gains (Losses) on Investments in Accumulated Other Comprehensive Income

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Net unrealized appreciation on:
Fixed maturities - available for sale	$518,647	$253,214
Equity securities - available for sale	5,318	1,484
	523,965	254,698
Adjustments for assumed changes in amortization pattern of:
Deferred acquisition costs	(148,900)	(55,550)
Value of insurance in force acquired	(5,283)	(6,356)
Unearned revenue reserve	8,544	2,790
Adjustments for assumed changes in policyholder liabilities	(9,150)	(2,957)
Provision for deferred income taxes	(129,197)	(67,404)
Net unrealized investment gains	$239,979	$125,221

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

Fixed Maturity and Equity Securities with Unrealized Losses by Length of Time

	September 30, 2014
	Less than one year		One year or more		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$287,243	$(5,795)	$203,296	$(11,033)	$490,539	$(16,828)	56.9%
Residential mortgage-backed	45,668	(343)	27,618	(4,610)	73,286	(4,953)	16.8
Commercial mortgage-backed	20,590	(120)	29,652	(1,835)	50,242	(1,955)	6.6
Other asset-backed	94,032	(2,186)	49,327	(2,393)	143,359	(4,579)	15.5
United States Government and agencies	3,482	(18)	468	(6)	3,950	(24)	0.1
State, municipal and other governments	9,503	(74)	45,102	(1,148)	54,605	(1,222)	4.1
Total fixed maturities	$460,518	$(8,536)	$355,463	$(21,025)	$815,981	$(29,561)	100.0%

Equity securities:
Non-redeemable preferred stocks	$17,605	$(233)	$4,600	$(400)	$22,205	$(633)
Total equity securities	$17,605	$(233)	$4,600	$(400)	$22,205	$(633)

	December 31, 2013
	Less than one year		One year or more		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$802,161	$(60,138)	$43,500	$(4,710)	$845,661	$(64,848)	56.0%
Residential mortgage-backed	92,020	(3,548)	20,948	(4,390)	112,968	(7,938)	6.8
Commercial mortgage-backed	53,647	(4,454)	28,054	(2,738)	81,701	(7,192)	6.2
Other asset-backed	101,961	(1,109)	33,170	(5,564)	135,131	(6,673)	5.8
United States Government and agencies	4,407	(198)	—	—	4,407	(198)	0.2
State, municipal and other governments	353,120	(25,700)	19,165	(3,334)	372,285	(29,034)	25.0
Total fixed maturities	$1,407,316	$(95,147)	$144,837	$(20,736)	$1,552,153	$(115,883)	100.0%

Equity securities:
Non-redeemable preferred stocks	$31,639	$(1,756)	$4,373	$(627)	$36,012	$(2,383)
Total equity securities	$31,639	$(1,756)	$4,373	$(627)	$36,012	$(2,383)

Fixed maturities in the above tables include 235 securities from 203 issuers at September 30, 2014 and 440 securities from 366 issuers at December 31, 2013. We do not intend to sell or believe we will be required to sell any of our impaired fixed maturities before recovery of their amortized cost basis. The following summarizes the more significant unrealized losses of fixed maturities and equity securities by investment category as of September 30, 2014.

Corporate securities: The largest unrealized losses were in the utilities sector ($133.3 million carrying value and $4.6 million unrealized loss). The largest unrealized losses in the utilities sector were in the electric ($86.4 million carrying value and $2.5 million unrealized loss) and the gas pipeline ($32.0 million carrying value and $1.5 million unrealized loss) sub-sectors. The majority of losses in the sector were primarily attributable to general changes in market interest rates for corporate securities.

Residential mortgage-backed securities: The unrealized losses on residential mortgage-backed securities were primarily due to continued uncertainty regarding mortgage defaults on Alt-A loans. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on mortgages and other assets backing the securities.

Commercial mortgage-backed securities: The unrealized losses on commercial mortgage-backed securities were primarily due to spread widening and concerns regarding the potential for future defaults. The contractual cash flows of these investments are based on mortgages backing the securities. Unrealized losses on military housing bonds were mainly attributable to spread widening relative to spreads at which we acquired the bonds. Insured military housing bonds continue to be impacted by the removal of their ratings following downgrades of the insurance providers after we purchased the bonds.

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

Excluding mortgage and asset-backed securities, no securities from the same issuer had an aggregate unrealized loss in excess of $1.2 million at September 30, 2014, with the largest unrealized loss from a food and drug retailer. With respect to mortgage and asset-backed securities not backed by the United States Government, our largest aggregate unrealized loss from the same issuer at September 30, 2014 was $4.0 million, consisting of two different securities that are backed by different pools of Alt-A residential mortgage loans. Both securities are rated non-investment grade and the largest unrealized loss totaled $2.4 million.

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

Credit Loss Component of Other-Than-Temporary Impairments on Fixed Maturities

	Nine months ended September 30,
	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$(21,592)	$(27,712)
Increases to previously impaired investments	—	(618)
Reductions due to investments sold	4,468	5,840
Balance at end of period	$(17,124)	$(22,490)

The table above sets forth the amount of credit loss impairments on fixed maturities held by the Company as of the dates indicated for which a portion of the OTTI was recognized in other comprehensive income (loss) and corresponding changes in such amounts.

Realized Gains (Losses) - Recorded in Income

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Realized gains (losses) on sales of investments
Fixed maturities:
Gross gains	$1,437	$1,467	$4,345	$15,193
Gross losses	(164)	(9)	(806)	(2,374)
Real estate	—	—	—	12
Other	—	—	—	(6)
	1,273	1,458	3,539	12,825
Impairment losses recognized in earnings:
Credit-related portion of fixed maturity losses (1)	—	(618)	—	(618)
Other credit-related (1)	(273)	(147)	(273)	(992)
Net realized gains on investments recorded in income	$1,000	$693	$3,266	$11,215

(1)	Amount represents credit-related losses for mortgage loans, real estate and fixed maturities written down to fair value through income.

Proceeds from sales of fixed maturities totaled $47.5 million during the nine months ended September 30, 2014 and $123.2 million during the nine months ended September 30, 2013.

Realized gains and losses on sales of investments are determined on the basis of specific identification.

Mortgage Loans

Our mortgage loan portfolio consists principally of commercial mortgage loans that we have originated. Our lending policies require that the loans be collateralized by the value of the related property, establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. We originate loans with an initial loan-to-value ratio that provides sufficient excess collateral to absorb losses should we be required to foreclose and take possession of the collateral. In order to identify impairment losses timely, management maintains and reviews a watch list of mortgage loans that have heightened risk. These loans may include those with borrowers delinquent on contractual payments, borrowers experiencing financial difficulty, increases in rental real estate vacancies and significant declines in collateral value. We evaluate each of our mortgage loans individually and establish an estimated loss, if any, for each impaired loan identified. An estimated loss is established for loans in which we do not believe we will collect all amounts due according to the contractual terms of the respective loan agreements.

Any loan delinquent on contractual payments is considered non-performing. At September 30, 2014 and December 31, 2013, there were no non-performing loans over 90 days past due on contractual payments. Interest income is accrued on impaired loans to the extent it is deemed collectible (delinquent less than 90 days) and the loan continues to perform under its original or restructured contractual terms. Interest income on non-performing loans is generally recognized on a cash basis. Once mortgage loans are classified as nonaccrual loans, the resumption of the interest accrual would commence only after all past-due interest has been collected or the mortgage loan has been restructured such that the collection of interest is considered likely.

Mortgage Loans by Collateral Type

	September 30, 2014		December 31, 2013
Collateral Type	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
Office	$273,442	43.4%	$241,951	42.0%
Retail	210,936	33.5	194,053	33.7
Industrial	127,187	20.2	126,151	21.9
Other	17,995	2.9	13,706	2.4
Total	$629,560	100.0%	$575,861	100.0%

Mortgage Loans by Geographic Location within the United States

	September 30, 2014		December 31, 2013
Region of the United States	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
South Atlantic	$193,133	30.7%	$170,529	29.6%
Pacific	95,975	15.2	92,538	16.1
West North Central	86,598	13.8	85,629	14.9
East North Central	82,312	13.1	79,128	13.7
Mountain	63,362	10.1	53,460	9.3
West South Central	50,674	8.0	39,780	6.9
Other	57,506	9.1	54,797	9.5
Total	$629,560	100.0%	$575,861	100.0%

Mortgage Loans by Loan-to-Value Ratio

	September 30, 2014		December 31, 2013
Loan-to-Value Ratio	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
0% - 50%	$164,998	26.2%	$149,719	26.0%
51% - 60%	203,083	32.3	202,025	35.1
61% - 70%	183,363	29.1	204,460	35.5
71% - 80%	70,707	11.2	15,559	2.7
81% - 90%	7,409	1.2	4,098	0.7
Total	$629,560	100.0%	$575,861	100.0%

The loan-to-value ratio is determined using the most recent appraised value. Appraisals are updated periodically including when there is indication of a possible significant collateral decline or loan modification and refinance requests.

Mortgage Loans by Year of Origination

	September 30, 2014		December 31, 2013
Year of Origination	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
2014	$78,101	12.4%	$—	—%
2013	82,508	13.1	84,478	14.7
2012	70,914	11.3	72,792	12.6
2011	47,164	7.5	48,190	8.4
2010	25,148	4.0	26,173	4.5
2009 and prior	325,725	51.7	344,228	59.8
Total	$629,560	100.0%	$575,861	100.0%

Impaired Mortgage Loans

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Unpaid principal balance	$22,179	$22,100
Less:
Related allowance	864	888
Discount	309	429
Carrying value of impaired mortgage loans	$21,006	$20,783

Allowance on Mortgage Loans
	Nine months ended September 30,
	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$888	$1,694
Allowances established	—	475
Charge offs	—	(1,610)
Recoveries of amounts previously charged off	(24)	—
Balance at end of period	$864	$559

Mortgage Loan Modifications

Our commercial mortgage loan portfolio includes loans that have been modified. We assess loan modifications on a loan-by-loan basis to evaluate whether a troubled debt restructuring (TDR) has occurred. Generally, the types of concessions include: reduction of the contractual interest rate to a below-market rate, extension of the maturity date, and/or a reduction of accrued interest. The amount, timing and extent of the concession granted is considered in determining if an impairment loss is needed for the restructuring.

There were no loan modifications during the first three quarters of 2014. During the first three quarters of 2013, we modified one commercial mortgage loan that met the criteria of a TDR with a carrying value after the restructuring of $14.4 million and recognized an impairment loss of $0.5 million.

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

	September 30, 2014		December 31, 2013
	Carrying Value	Maximum Exposure to Loss	Carrying Value	Maximum Exposure to Loss
	(Dollars in thousands)
Real estate limited partnerships	$16,508	$16,508	$17,646	$17,646

We make commitments to fund partnership investments in the normal course of business. We did not have any other commitments to investees designated as VIEs as of September 30, 2014 or December 31, 2013.

Other

At September 30, 2014, we had committed to provide $52.5 million of additional funds for our limited partnerships and our limited liability companies.

Derivative Instruments

We are not significantly involved in hedging activities and have limited exposure to derivatives. We do not apply hedge accounting to any of our derivative positions. Derivative assets, which are primarily reported in reinsurance recoverable and other investments, totaled $6.6 million at September 30, 2014 and $3.7 million at December 31, 2013. Securities collateral received of $1.1 million is held in a separate custodial account and not recorded on the balance sheet. Our derivative assets consist of derivatives embedded within our modified coinsurance agreements and call options which provide an economic hedge for our index annuity contracts. Derivative liabilities totaled $5.7 million at September 30, 2014 and $0.3 million at December 31, 2013 and include derivatives embedded within our index annuity contracts and derivatives embedded within our modified coinsurance agreements. The net gain (loss) recognized on these derivatives is included in net investment income and interest sensitive benefits and, for the nine-month period ended September 30, totaled $1.6 million for 2014 and ($2.0) million for 2013.

3. Fair Values

The carrying and estimated fair values of our financial instruments are as follows:

Fair Values and Carrying Values

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Assets
Fixed maturities - available for sale	$6,575,225	$6,575,225	$6,081,753	$6,081,753
Equity securities - available for sale	111,054	111,054	91,555	91,555
Mortgage loans	629,560	661,917	575,861	594,451
Policy loans	181,345	221,876	176,993	210,401
Other investments	2,842	2,842	993	993
Cash, cash equivalents and short-term investments	87,386	87,386	115,047	115,047
Reinsurance recoverable	3,742	3,742	2,678	2,678
Assets held in separate accounts	686,218	686,218	693,955	693,955

Fair Values and Carrying Values (continued)

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Liabilities
Future policy benefits	$3,500,939	$3,574,717	$3,360,519	$3,371,706
Supplemental contracts without life contingencies	343,248	315,714	349,761	320,195
Advance premiums and other deposits	243,056	243,056	230,819	230,819
Long-term debt	97,000	70,713	97,000	63,343
Other liabilities	197	197	—	—
Liabilities related to separate accounts	686,218	679,857	693,955	686,387

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

Level 3 fixed maturities include private placements as well as corporate, mortgage and other asset-backed and state and municipal securities for which there is little or no current market data available. We use external pricing sources, or if prices are not available we will estimate fair value internally. Fair values of private investments in Level 3 are determined by reference to the public market, private transactions or valuations for comparable companies or assets in the relevant asset class when such amounts are available. For other securities where an exit price based on relevant observable inputs is not obtained, the fair value is determined using a matrix calculation. Fair values estimated through the use of matrix pricing methods rely on an estimate of credit spreads to a risk-free U.S. Treasury yield. Selecting the credit spread requires judgment based on an understanding of the security and may include a market liquidity premium. Our selection of comparable companies as well as the level of spread requires significant judgment. Increases in spreads used in our matrix models, or those used to value comparable companies, will result in a decrease in discounted cash flows used, and accordingly in the estimated fair value of the security.

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

Level 2 equity securities consist of common stock issued by the Federal Home Loan Bank of Des Moines (FHLB), with estimated fair value based on the current redemption value of the shares and non-redeemable preferred stock with estimated fair value obtained from external pricing sources using a matrix pricing approach.

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

Policy loans:

Policy loans are not measured at fair value on a recurring basis. Policy loans are a Level 3 measurement as there is no current market for the loans since they are specifically tied to the underlying insurance policy. The loans are relatively risk free as they cannot exceed the cash surrender value of the insurance policy. Fair values are estimated by discounting expected cash flows using a interest rate based on the U.S. Treasury curve. An increase in the risk-free interest rate would result in a decrease in discounted cash flows used, and accordingly the fair value of the loan.

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

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels

	September 30, 2014
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Corporate securities	$—	$3,523,273	$67,494	$3,590,767
Residential mortgage-backed securities	—	503,587	—	503,587
Commercial mortgage-backed securities	—	434,244	73,994	508,238
Other asset-backed securities	—	396,176	104,328	500,504
United States Government and agencies	15,310	18,615	8,170	42,095
State, municipal and other governments	—	1,430,034	—	1,430,034
Non-redeemable preferred stocks	—	76,918	8,147	85,065
Common stocks	3,642	22,347	—	25,989
Other investments	—	2,842	—	2,842
Cash, cash equivalents and short-term investments	87,386	—	—	87,386
Reinsurance recoverable	—	3,742	—	3,742
Assets held in separate accounts	686,218	—	—	686,218
Total assets	$792,556	$6,411,778	$262,133	$7,466,467

Liabilities
Future policy benefits - index annuity embedded derivatives	$—	$—	$5,656	$5,656
Other liabilities	—	197	—	197
Total liabilities	$—	$197	$5,656	$5,853

	December 31, 2013
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Corporate securities	$—	$3,224,785	$81,994	$3,306,779
Residential mortgage-backed securities	—	520,728	—	520,728
Commercial mortgage-backed securities	—	332,955	71,712	404,667
Other asset-backed securities	—	370,708	85,835	456,543
United States Government and agencies	15,291	19,946	8,044	43,281
State, municipal and other governments	—	1,349,755	—	1,349,755
Non-redeemable preferred stocks	—	58,655	7,795	66,450
Common stocks	3,295	21,810	—	25,105
Other investments	—	993	—	993
Cash, cash equivalents and short-term investments	115,047	—	—	115,047
Reinsurance recoverable	—	2,678	—	2,678
Assets held in separate accounts	693,955	—	—	693,955
Total assets	$827,588	$5,903,013	$255,380	$6,985,981

Liabilities
Future policy benefits - index annuity embedded derivatives	$—	$—	$286	$286
Total liabilities	$—	$—	$286	$286

Level 3 Fixed Maturities on a Recurring Basis by Valuation Source

	September 30, 2014
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$42,796	$24,698	$67,494
Commercial mortgage-backed securities	73,994	—	73,994
Other asset-backed securities	83,670	20,658	104,328
United States Government and agencies	8,170	—	8,170
Total	$208,630	$45,356	$253,986
Percent of total	82.1%	17.9%	100.0%

	December 31, 2013
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$59,812	$22,182	$81,994
Commercial mortgage-backed securities	71,712	—	71,712
Other asset-backed securities	65,003	20,832	85,835
United States Government and agencies	8,044	—	8,044
Total	$204,571	$43,014	$247,585
Percent of total	82.6%	17.4%	100.0%

Quantitative Information about Level 3 Fair Value Measurements - Recurring Basis

	September 30, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$42,375	Discounted cash flow	Credit spread	0.67% - 7.15% (5.23%)
Commercial mortgage-backed	73,994	Discounted cash flow	Credit spread	1.90% - 4.00% (2.91%)
Other asset-backed securities	31,476	Discounted cash flow	Credit spread	0.90% - 5.41% (3.71%)
Non-redeemable preferred stocks	8,147	Discounted cash flow	Credit spread	3.42% (3.42%)
Total Assets	$155,992

Liabilities
Future policy benefits - index annuity embedded derivatives	$5,656	Discounted cash flow	Credit risk Risk margin	0.75% - 1.55% (1.05%) 0.15% - 0.40% (0.25%)

Quantitative Information about Level 3 Fair Value Measurements - Recurring Basis

	December 31, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$46,023	Discounted cash flow	Credit spread	0.91% - 17.08% (7.84%)
Commercial mortgage-backed	71,712	Discounted cash flow	Credit spread	1.75% - 4.50% (2.95%)
Other asset-backed securities	38,305	Discounted cash flow	Credit spread	0.74% - 5.06% (3.55%)
State, municipal and other governments	7,795	Discounted cash flow	Credit spread	3.81% (3.81%)
Total Assets	$163,835

Liabilities
Future policy benefits - index annuity embedded derivatives	$286	Discounted cash flow	Credit risk Risk margin	0.30% - 1.70% (1.05%) 0.15% - 0.40% (0.25%)

The tables above exclude certain securities for which the fair value was based on non-binding broker quotes where we could not reasonably obtain the quantitative unobservable inputs.

Level 3 Financial Instruments Changes in Fair Value Recurring Basis

	September 30, 2014
				Realized and unrealized gains (losses), net
	Balance, December 31, 2013	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Amort-ization included in net income	Balance, September 30, 2014
	(Dollars in thousands)
Assets
Corporate securities	$81,994	$262	$(12,957)	$(273)	$(171)	$13,624	$(14,960)	$(25)	$67,494
Commercial mortgage-backed securities	71,712	2,920	(558)	—	4,669	—	(4,820)	71	73,994
Other asset-backed securities	85,835	44,671	(13,730)	—	(32)	1,974	(15,477)	1,087	104,328
United States Government and agencies	8,044	—	—	—	121	—	—	5	8,170
Non-redeemable preferred stocks	7,795	—	—	—	352	—	—	—	8,147
Total Assets	$255,380	$47,853	$(27,245)	$(273)	$4,939	$15,598	$(35,257)	$1,138	$262,133

Liabilities
Future policy benefits - index annuity embedded derivatives	$286	$6,000	$(344)	$(286)	$—	$—	$—	$—	$5,656
Total Liabilities	$286	$6,000	$(344)	$(286)	$—	$—	$—	$—	$5,656

Level 3 Financial Instruments Changes in Fair Value Recurring Basis

	September 30, 2013
				Realized and unrealized gains (losses), net
	Balance, December 31, 2012	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Net transfers into Level 3 (1)	Net transfers out of Level 3 (1)	Amort-ization included in net income	Balance, September 30, 2013
	(Dollars in thousands)
Assets
Corporate securities	$100,463	$2,129	$(5,387)	$—	$(1,810)	$—	$(10,798)	$(14)	$84,583
Commercial mortgage-backed securities	76,281	—	(491)	—	(3,996)	—	—	63	71,857
Other asset-backed securities	95,756	37,411	(10,408)	—	(1,439)	4,062	(38,405)	1,043	88,020
United States Government and agencies	8,555	—	—	—	(468)	—	—	5	8,092
State, municipal and other governments	223	—	(218)	—	(5)	—	—	—	—
Non-redeemable preferred stocks	7,391	—	—	—	71	5,208	—	—	12,670
Total Assets	$288,669	$39,540	$(16,504)	$—	$(7,647)	$9,270	$(49,203)	$1,097	$265,222

Liabilities
Future policy benefits - index annuity embedded derivatives	$307	$—	$(26)	$6	$—	$—	$—	$—	$287
Total Liabilities	$307	$—	$(26)	$6	$—	$—	$—	$—	$287

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

Valuation of our Financial Instruments Not Reported at Fair Value by Hierarchy Levels

	September 30, 2014
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$661,917	$661,917
Policy loans	—	—	221,876	221,876
Total assets	$—	$—	$883,793	$883,793

Liabilities
Future policy benefits	$—	$—	$3,569,061	$3,569,061
Supplemental contracts without life contingencies	—	—	315,714	315,714
Advance premiums and other deposits	—	—	243,056	243,056
Long-term debt	—	—	70,713	70,713
Liabilities related to separate accounts	—	—	679,857	679,857
Total liabilities	$—	$—	$4,878,401	$4,878,401

Valuation of our Financial Instruments Not Reported at Fair Value by Hierarchy Levels

	December 31, 2013
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$594,451	$594,451
Policy loans	—	—	210,401	210,401
Total assets	$—	$—	$804,852	$804,852

Liabilities
Future policy benefits	$—	$—	$3,371,420	$3,371,420
Supplemental contracts without life contingencies	—	—	320,195	320,195
Advance premiums and other deposits	—	—	230,819	230,819
Long-term debt	—	—	63,343	63,343
Liabilities related to separate accounts	—	—	686,387	686,387
Total liabilities	$—	$—	$4,672,164	$4,672,164

Level 3 Financial Instruments Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis, generally mortgage loans or real estate which have been deemed to be impaired during the reporting period. There were no mortgage loans or real estate impaired to fair value during the nine months ended September 30, 2014. During the nine months ended September 30, 2013, one real estate property was impaired to a fair value totaling $1.9 million which resulted in an impairment charge of $0.2 million.

4. Defined Benefit Plan

We participate with several affiliates and an unaffiliated organization in various defined benefit plans, including a multiemployer plan. Our share of net periodic pension cost for the plans is recorded as expense in our consolidated statements of operations.

Components of Net Periodic Pension Cost for FBL and Affiliates Combined - Multiemployer Plan

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Service cost	$1,319	$1,618	$3,959	$4,854
Interest cost	3,505	3,346	10,515	10,038
Expected return on assets	(4,385)	(3,916)	(13,155)	(11,748)
Amortization of prior service cost	36	36	108	108
Amortization of actuarial loss	2,702	3,117	10,024	9,351
Net periodic pension cost	$3,177	$4,201	$11,451	$12,603

FBL Financial Group, Inc. share of net periodic pension costs	$1,018	$1,341	$3,672	$4,023

Components of Net Periodic Pension Cost for FBL and Affiliates Combined - Other Plans

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Service cost	$68	$63	$202	$189
Interest cost	269	258	807	774
Amortization of prior service cost	(3)	(3)	(9)	(9)
Amortization of actuarial loss	283	317	849	951
Net periodic pension cost	$617	$635	$1,849	$1,905

FBL Financial Group, Inc. share of net periodic pension costs	$343	$359	$1,029	$1,077

5. Commitments and Contingencies

Legal Proceedings

In the normal course of business, we may be involved in litigation where damages are alleged that are substantially in excess of contractual policy benefits or certain other agreements. We are not aware of any significant threatened or pending litigation or claims against FBL Financial Group, Inc. or any of its subsidiaries.

6. Stockholders' Equity

Share Repurchases

During 2012 and 2014, our Board of Directors approved plans to repurchase our Class A common stock. These repurchase plans authorize us to make repurchases in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. Under these programs, we repurchased 395,816 shares for $16.9 million during the nine months ended September 30, 2014 and 363,430 shares for $14.2 million during the nine months ended September 30, 2013. At September 30, 2014, $44.2 million remains available for repurchase under the 2014 plan. Completion of the program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

On August 21, 2013, our Board of Directors authorized the repurchase of our Class B common shares through a tender offer for 99 percent of all Class B shares outstanding. The tender offer was conditioned upon all the Class B shareholders either tendering their shares or converting their shares to Class A common shares. The tender price of $45.33 per share was based upon the average of the closing price of FBL’s Class A common stock for the seven consecutive business days preceding the tender offer closing date of September 25, 2013. All Class B shareholders participated in the tender offer, resulting in 1,023,948 Class B common shares repurchased for $46.4 million and 105,930 shares of Class B common stock converted to Class A common stock.

Reconciliation of Outstanding Common Stock
	Class A		Class B		Total
	Shares	Dollars	Shares	Dollars	Shares	Dollars
	(Dollars in thousands)
Outstanding at January 1, 2013	24,282,184	$115,706	1,192,890	$7,522	25,475,074	$123,228
Issuance of common stock under compensation plans	629,516	18,954	—	—	629,516	18,954
Purchase of common stock	(363,430)	(1,862)	(1,023,948)	(6,457)	(1,387,378)	(8,319)
Conversion of Class B to Class A common stock (1)	157,529	993	(157,529)	(993)	—	$—
Outstanding at September 30, 2013	24,705,799	$133,791	11,413	$72	24,717,212	$133,863

Outstanding at January 1, 2014	24,742,942	$134,993	11,413	$72	24,754,355	$135,065
Issuance of common stock under compensation plans	314,273	9,560	—	—	314,273	9,560
Purchase of common stock	(395,816)	(2,201)	—	—	(395,816)	(2,201)
Outstanding at September 30, 2014	24,661,399	$142,352	11,413	$72	24,672,812	$142,424

(1)	There is no established market for our Class B common stock, although it is convertible upon demand of the holder into Class A common stock on a share-for-share basis.

Accumulated Other Comprehensive Income, Net of Tax and Other Offsets

	Unrealized Net Investment Gains (Losses) on Available For Sale Securities (1)	Accumulated Non-Credit Impairment Losses	Underfunded Status of Postretirement Benefit Plans	Total
	(Dollars in thousands)
Balance at January 1, 2013	$306,167	$(8,362)	$(7,952)	$289,853
Other comprehensive income before reclassifications	(151,182)	6,499	—	(144,683)
Reclassification adjustments	(7,838)	(2,687)	671	(9,854)
Balance at September 30, 2013	$147,147	$(4,550)	$(7,281)	$135,316

Balance at January 1, 2014	$126,587	$(1,366)	$(6,154)	$119,067
Other comprehensive income before reclassifications	114,698	2,247	—	116,945
Reclassification adjustments	(2,187)	$—	536	(1,651)
Balance at September 30, 2014	$239,098	$881	$(5,618)	$234,361

(1)	Includes the impact of taxes, deferred acquisition costs, value of insurance in force acquired, unearned revenue reserves and policyholder liabilities. See Note 2 for further information.

Accumulated Other Comprehensive Income Reclassification Adjustments

	Nine months ended September 30, 2014
	Unrealized Net Investment Gains (Losses) on Available For Sale Securities (1)	Accumulated Non-Credit Impairment Losses (1)	Underfunded Status of Postretirement Benefit Plans	Total
	(Dollars in thousands)
Realized capital gains on sales of investments	$(3,539)	$—	$—	$(3,539)
Adjustments for assumed changes in deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	175	—	—	175
Other expenses: Amortization of unrecognized postretirement items:
Prior service costs	—	—	(9)	(9)
Net actuarial loss	—	—	834	834
Reclassifications before income taxes	(3,364)	—	825	(2,539)
Income taxes	1,177	—	(289)	888
Reclassification adjustments	$(2,187)	$—	$536	$(1,651)

	Nine months ended September 30, 2013
	Unrealized Net Investment Gains (Losses) on Available For Sale Securities (1)	Accumulated Non-Credit Impairment Losses (1)	Unfunded Status of Postretirement Benefit Plans	Total
	(Dollars in thousands)
Realized capital gains on sales of investments	$(12,819)	$—	$—	$(12,819)
Adjustments for assumed changes in deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	760	116	—	876
Other than temporary impairment losses	—	(4,250)	—	(4,250)
Other expenses: Amortization of unrecognized postretirement items:
Prior service costs	—	—	(9)	(9)
Net actuarial loss	—	—	1,041	1,041
Reclassifications before income taxes	(12,059)	(4,134)	1,032	(15,161)
Income taxes	4,221	1,447	(361)	5,307
Reclassification adjustments	$(7,838)	$(2,687)	$671	$(9,854)

(1)	See Note 2 for further information.

7. Earnings Per Share

Computation of Earnings Per Common Share

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share data)
Numerator:
Net income attributable to FBL Financial Group, Inc.	$30,159	$27,053	$81,793	$81,606
Less: Dividends on Series B preferred stock	37	37	112	112
Income available to common stockholders	$30,122	$27,016	$81,681	$81,494

Denominator:
Weighted average shares - basic	24,858,021	25,770,499	24,877,424	25,721,995
Effect of dilutive securities - stock-based compensation	130,966	259,059	152,660	258,127
Weighted average shares - diluted	24,988,987	26,029,558	25,030,084	25,980,122

Earnings per common share	$1.21	$1.05	$3.28	$3.17
Earnings per common share - assuming dilution:	$1.21	$1.04	$3.26	$3.14

Antidilutive stock options excluded from diluted earnings per share	—	—	—	293

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

Financial Information Concerning our Operating Segments

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Operating revenues:
Annuity	$51,070	$50,435	$150,145	$147,775
Life Insurance	97,935	99,851	292,589	288,742
Corporate and Other	23,046	23,511	69,670	72,803
	172,051	173,797	512,404	509,320
Realized gains on investments (1)	1,000	786	3,266	11,267
Change in net unrealized gains/losses on derivatives (1)	369	(1,067)	2,122	(2,340)
Consolidated revenues	$173,420	$173,516	$517,792	$518,247

Pre-tax operating income:
Annuity	$16,971	$16,427	$47,067	$48,181
Life Insurance	14,623	14,263	36,596	35,198
Corporate and Other	6,789	4,409	18,348	17,548
	38,383	35,099	102,011	100,927
Income taxes on operating income	(8,920)	(8,540)	(23,317)	(25,597)
Realized gains/losses on investments (1)	597	406	2,006	6,714
Change in net unrealized gains/losses on derivatives (1)	99	88	1,093	(438)
Consolidated net income attributable to FBL Financial Group, Inc.	$30,159	$27,053	$81,793	$81,606

(1)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred acquisition costs, value of insurance in force acquired and income taxes attributable to these items.

Our investment in equity method investees, the related equity income and interest expense are attributable to the Corporate and Other segment. Expenditures for long-lived assets were not significant during the periods presented above. Goodwill at September 30, 2014 and December 31, 2013 was allocated among the segments as follows: Annuity ($3.9 million) and Life Insurance ($6.1 million).

Premiums collected, which is not a measure used in financial statements prepared according to GAAP, includes premiums received on life insurance policies and deposits on annuities and universal life-type products. Net premiums collected totaled $149.4 million for the quarter ended September 30, 2014 and $150.2 million for the 2013 period. Net premiums collected totaled $504.4 million for the nine months ended September 30, 2014 and $491.2 million for the 2013 period.

Under GAAP, premiums on whole life and term life policies are recognized as revenues over the premium-paying period and reported in the Life Insurance segment. The following chart provides a reconciliation of life insurance premiums collected to those reported in the GAAP financial statements.

Reconciliation of Traditional Life Insurance Premiums, Net of Reinsurance

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Traditional and universal life insurance premiums collected	$67,657	$76,946	$214,081	$238,062
Premiums collected on interest sensitive products	(22,743)	(32,718)	(76,165)	(103,538)
Traditional life insurance premiums collected	44,914	44,228	137,916	134,524
Change in due premiums and other	106	(345)	40	351
Traditional life insurance premiums	$45,020	$43,883	$137,956	$134,875

There is no comparable GAAP financial measure for premiums collected on annuities and universal life-type products. GAAP revenues for those interest sensitive and variable products consist of various policy charges and fees assessed on those contracts, as summarized in the chart below.

Interest Sensitive Product Charges by Segment

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Annuity
Surrender charges and other	$327	$279	$1,392	$936

Life Insurance
Administration charges	$3,394	$9,865	$10,433	$15,800
Cost of insurance charges	11,625	10,834	33,901	31,799
Surrender charges	209	101	615	361
Amortization of policy initiation fees	425	124	799	1,160
Total	$15,653	$20,924	$45,748	$49,120

Corporate and Other
Administration charges	$1,484	$1,532	$4,759	$4,628
Cost of insurance charges	7,391	7,416	22,188	22,179
Surrender charges	123	144	364	413
Separate account charges	2,252	2,158	6,813	6,376
Amortization of policy initiation fees	403	(183)	821	717
Total	$11,653	$11,067	$34,945	$34,313

Consolidated interest sensitive product charges	$27,633	$32,270	$82,085	$84,369

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

Economic environmental factors which may impact our business include, but are not limited to the following:

•	Gross Domestic Product increased approximately 3.5% during the third quarter of 2014 based on current estimates.

•	U.S. unemployment was estimated to be 5.9% during September 2014.

•	U.S. net farm income is forecast to decrease 13.8% and farm real estate value is forecast to increase 2.9% during 2014.

•	The U.S. 10 Year Treasury yield declined slightly during the third quarter to 2.52% at September 30, 2014.

•	Continued uncertainty as to actions the United States Congress will take to address the national debt, including potential actions to change the tax advantages of life insurance.

Rising credit spreads offset declining Treasury yields during the third quarter of 2014, causing a slight decrease in the net unrealized gains in our fixed maturity portfolio. Strong liquidity and favorable corporate profitability continue to support the fundamental credit quality of our investment portfolio.

Low current market interest rates create a challenging environment for sales of new money fixed annuity products. Lower investment yields also continue to place strain on the spreads we earn from our investment products, as highlighted in the business segment discussion that follows.

Results of Operations for the Periods Ended September 30, 2014 and 2013

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	Change	2014	2013	Change
	(Dollars in thousands, except per share data)
Pre-tax operating income:
Annuity segment	$16,971	$16,427	3%	$47,067	$48,181	(2)%
Life Insurance segment	14,623	14,263	3%	36,596	35,198	4%
Corporate and Other segment	6,789	4,409	54%	18,348	17,548	5%
Total pre-tax operating income	38,383	35,099	9%	102,011	100,927	1%
Income taxes on operating income	(8,920)	(8,540)	4%	(23,317)	(25,597)	(9)%
Operating income	29,463	26,559	11%	78,694	75,330	4%

Realized gains/losses on investments (1)	597	406	47%	2,006	6,714	(70)%
Change in net unrealized gains/losses on derivatives (1)	99	88	13%	1,093	(438)	(350)%
Net income attributable to FBL Financial Group, Inc.	$30,159	$27,053	11%	$81,793	$81,606	—%

Operating income per common share - assuming dilution	$1.18	$1.02	16%	$3.14	$2.90	8%
Earnings per common share - assuming dilution	1.21	1.04	16%	3.26	3.14	4%
Effective tax rate on operating income	23%	24%		23%	25%
Average invested assets, at amortized cost				$6,885,291	$6,709,289	3%
Annualized yield on average invested assets				5.60%	5.70%
Impact on operating income of unlocking deferred acquisition costs, value of insurance in force acquired and unearned revenue reserve, net of tax	$—	$—	—%	$432	$151	186%

(1)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred acquisition costs, value of insurance in force acquired and income taxes attributable to these items.

Our operating income increased in the third quarter of 2014 and the nine months ended September 30, 2014, compared to the prior year periods, primarily due to an increase in the volume of business in force and lower expenses, partially offset by lower corporate investment income and the correction of an immaterial error in the prior year period. The 2014 three-month period also benefited from lower death benefits while the nine-month period experienced higher death benefits compared to the prior periods. Net income increased in the third quarter and the nine months ended September 30, 2014, compared to the prior periods, primarily due to increases in operating income and was largely offset in the nine-month period by decreases in net realized investment gains. See the discussion that follows for details regarding operating income by segment.

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

Annuity Segment

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	Change	2014	2013	Change
	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges and other income	$327	$279	17%	$1,392	$936	49%
Net investment income	50,743	50,156	1%	148,753	146,839	1%
Total operating revenues	51,070	50,435	1%	150,145	147,775	2%

Benefits and expenses:
Interest sensitive product benefits	25,896	25,754	1%	78,698	75,832	4%
Underwriting, acquisition and insurance expenses:
Commissions net of deferrals	560	458	22%	1,576	1,990	(21)%
Amortization of deferred acquisition costs	2,685	2,748	(2)%	7,886	6,729	17%
Amortization of value of insurance in force	183	208	(12)%	909	741	23%
Other underwriting expenses	4,775	4,840	(1)%	14,009	14,302	(2)%
Total underwriting, acquisition and insurance expenses	8,203	8,254	(1)%	24,380	23,762	3%
Total benefits and expenses	34,099	34,008	—%	103,078	99,594	3%
Pre-tax operating income	$16,971	$16,427	3%	$47,067	$48,181	(2)%

Annuity Segment - continued

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	Change	2014	2013	Change
	(Dollars in thousands)
Other data
Annuity premiums collected, direct	$67,756	$58,377	16%	$238,582	$200,015	19%
Policy liabilities and accruals, end of period				3,683,054	3,539,711	4%
Average invested assets, at amortized cost				3,728,141	3,560,074	5%
Investment fee income included in net investment income (1)	1,730	1,803	(4)%	2,782	4,374	(36)%
Average individual annuity account value				2,521,584	2,381,260	6%

Earned spread on individual annuity products:
Weighted average yield on cash and invested assets				5.58%	5.85%
Weighted average interest crediting rate				2.88%	2.96%
Spread				2.70%	2.89%

Individual annuity withdrawal rate				4.8%	5.4%
Impact on pre-tax income of unlocking deferred acquisition costs and value of insurance in force acquired	—	—	—%	$(207)	$1,436	(114)%

(1)	Includes prepayment fee income and amortization of any related premium or discount.

Pre-tax operating income for the Annuity segment increased in the third quarter of 2014, compared to the prior period, due to higher spread income earned from an increase in the volume of business in force. Pre-tax operating income decreased in the nine months ended September 30, 2014, compared to the prior year period, primarily due to the impact of unlocking and lower investment fee income, partially offset by higher spread income earned from an increase in the volume of business in force.

Amortization of deferred acquisition costs and the value of insurance in force increased for the nine months ended September 30, 2014, compared to prior year period, primarily due to the impact of unlocking. Unlocking, for each period, reflected changes in our projected earned spread, withdrawal and mortality assumptions within our amortization models.

The average aggregate account value for individual annuity contracts in force increased in 2014, compared to prior year period, due to continued sales and the crediting of interest. Premiums collected were higher in the 2014 periods due to increased sales of indexed annuity products. Indexed annuity collected premiums were $19.6 million during the third quarter of 2014 and $57.9 million for the nine months ended September 30, 2014, compared with $5.9 million during the third quarter of 2013 and $11.6 million during the nine months ended September 30, 2013.

Included within our policy liabilities are advances on our funding agreements with the Federal Home Loan Bank of Des Moines (FHLB). Outstanding funding agreements totaled $326.4 million at September 30, 2014 and $343.3 million at September 30, 2013.

The weighted average yield on cash and invested assets for individual annuities decreased for the nine months ended September 30, 2014, compared to the prior year period, primarily due to lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, compared with the average existing portfolio yield, and a decrease in investment fee income. See the "Financial Condition" section which follows for additional information regarding the yields obtained on investment acquisitions. Weighted average interest crediting rates on our individual annuity products decreased due to crediting rate actions taken in 2014 and a change in the underlying product mix.

Life Insurance Segment

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	Change	2014	2013	Change
	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges and other income	$15,565	$20,758	(25)%	$45,496	$48,864	(7)%
Traditional life insurance premiums	45,020	43,883	3%	137,956	134,875	2%
Net investment income	37,350	35,210	6%	109,137	105,003	4%
Total operating revenues	97,935	99,851	(2)%	292,589	288,742	1%

Benefits and expenses:
Interest sensitive product benefits:
Interest credited	8,348	8,057	4%	24,450	23,236	5%
Death benefits and other	11,847	11,582	2%	34,298	31,088	10%
Total interest sensitive product benefits	20,195	19,639	3%	58,748	54,324	8%
Traditional life insurance benefits:
Death benefits	14,120	18,740	(25)%	52,134	52,788	(1)%
Surrender and other benefits	7,025	8,263	(15)%	23,234	26,428	(12)%
Increase in traditional life future policy benefits	17,226	12,723	35%	46,491	40,571	15%
Total traditional life insurance benefits	38,371	39,726	(3)%	121,859	119,787	2%
Distributions to participating policyholders	2,834	3,244	(13)%	9,086	9,997	(9)%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	4,753	4,407	8%	13,778	16,373	(16)%
Amortization of deferred acquisition costs	3,776	4,667	(19)%	10,886	12,074	(10)%
Amortization of value of insurance in force	381	424	(10)%	798	1,210	(34)%
Other underwriting expenses	13,002	13,481	(4)%	40,838	39,779	3%
Total underwriting, acquisition and insurance expenses	21,912	22,979	(5)%	66,300	69,436	(5)%
Total benefits and expenses	83,312	85,588	(3)%	255,993	253,544	1%
Pre-tax operating income	$14,623	$14,263	3%	$36,596	$35,198	4%

Life Insurance Segment - continued

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	Change	2014	2013	Change
	(Dollars in thousands)
Other data
Life premiums collected, net of reinsurance	$67,657	$76,947	(12)%	$214,081	$238,062	(10)%
Policy liabilities and accruals, end of period				2,548,951	2,422,077	5%
Life insurance in force, end of period				50,987,664	48,093,854	6%
Average invested assets, at amortized cost				2,532,057	2,377,198	7%
Investment fee income included in net investment income (1)	1,008	449	124%	1,062	1,609	(34)%
Average interest sensitive life account value				756,575	698,215	8%

Interest sensitive life insurance spread:
Weighted average yield on cash and invested assets				5.88%	6.06%
Weighted average interest crediting rate				4.02%	4.08%
Spread				1.86%	1.98%

Life insurance lapse and surrender rates				5.4%	5.5%
Death benefits, net of reinsurance and reserves released	17,140	18,215	(6)%	$57,039	$55,169	3%
Impact on pre-tax income of unlocking deferred acquisition costs, value of insurance in force acquired and unearned revenue reserve	—	—	—%	391	(595)	166%

(1)	Includes prepayment fee income and amortization of any related premium or discount.

Pre-tax operating income for the Life Insurance segment increased in the third quarter of 2014 and the nine months ended September 30, 2014, compared to the prior year periods, primarily due to increases in the volume of business in force. The 2014 three-month period also benefited from lower death benefits and the nine-month period increase was partially offset by increases in death benefits and other underwriting expenses.

Comparability between periods was also impacted by the correction of an immaterial error which increased pre-tax earnings by $2.8 million for the quarter and nine months ended September 30, 2013. This correction was related to a reclassification of certain product loads from deferred revenue to earned income and increased interest sensitive product charges $6.3 million, changes in reserves classified with interest sensitive death benefits $2.5 million and amortization of deferred acquisition costs $1.0 million.

Premiums collected were lower during the 2014 periods, compared to the prior year periods, primarily due to lower universal life sales. Commission expense for the nine-month period was lower in 2014, compared to the prior year period, due to a reduction in sales and additional non-deferrable sales incentives paid during the first quarter of 2013, which were not paid during the 2014 period.

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

Other underwriting expenses increased in the nine-month period, compared to the prior year period, primarily due to increases in non-deferrable distribution expenses.

Death benefits, net of reinsurance and reserves released, decreased in the third quarter of 2014, compared to the prior period, primarily due to a decrease in the number of claims, and increased in the nine months ended September 30, 2014, compared to the prior period, primarily due to an increase in the average size of claims.

The weighted average yield on cash and invested assets for interest sensitive life insurance products decreased in the nine months ended September 30, 2014, compared to the prior year period, due to lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, compared with the average existing portfolio yield, and a decrease in investment fee income. See the "Financial Condition" section which follows for additional information regarding the yields obtained on investment acquisitions. Weighted average interest crediting rates on our interest sensitive life insurance products were impacted by crediting rate decreases taken on various products in 2013 and 2014 in response to the declining portfolio yield, partially offset by sales of products with higher crediting rates.

Corporate and Other Segment

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	Change	2014	2013	Change
	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges	$11,653	$11,067	5%	$34,945	$34,313	2%
Net investment income	7,282	9,083	(20)%	23,578	27,588	(15)%
Other income	4,111	3,361	22%	11,147	10,902	2%
Total operating revenues	23,046	23,511	(2)%	69,670	72,803	(4)%

Benefits and expenses:
Interest sensitive product benefits	6,556	8,045	(19)%	20,469	20,512	—%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	914	831	10%	2,712	2,908	(7)%
Amortization of deferred acquisition costs	2,213	563	293%	4,482	4,739	(5)%
Other underwriting expenses	1,650	1,536	7%	5,287	5,064	4%
Total underwriting, acquisition and insurance expenses	4,777	2,930	63%	12,481	12,711	(2)%
Interest expense	1,197	1,833	(35)%	3,495	5,646	(38)%
Other expenses	3,488	5,037	(31)%	11,999	14,239	(16)%
Total benefits and expenses	16,018	17,845	(10)%	48,444	53,108	(9)%
	7,028	5,666	24%	21,226	19,695	8%
Net loss attributable to noncontrolling interest	7	68	(90)%	67	130	(48)%
Equity loss, before tax	(246)	(1,325)	(81)%	(2,945)	(2,277)	29%
Pre-tax operating income	$6,789	$4,409	54%	$18,348	$17,548	5%

Corporate and Other Segment - continued

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	Change	2014	2013	Change
	(Dollars in thousands)
Other data
Average invested assets, at amortized cost				$625,092	$772,017	(19)%
Investment fee income included in net investment income (1)	$198	$48	313%	1,128	172	556%
Average interest sensitive life account value				331,308	322,741	3%
Death benefits, net of reinsurance and reserves released	3,632	5,060	(28)%	11,644	11,826	(2)%
Impact on pre-tax income of unlocking of deferred acquisition costs and unearned revenue reserve	—	—	—%	480	(610)	179%
Estimated impact on pre-tax income from separate account performance on amortization of deferred acquisition costs	(650)	840	177%	(540)	1,650	(133)%

(1)	Includes prepayment fee income and amortization of any related premium or discount.

Pre-tax operating income increased for the Corporate and Other segment in the third quarter of 2014, compared to the prior period, due to an increase in pre-tax equity income and decreases in death benefits and other expense, partially offset by a decrease in net investment income and the impact of separate account performance on deferred acquisition costs. Pre-tax operating income increased in the nine months ended September 30, 2014, compared to the prior year period, primarily due to the impact of unlocking and lower interest and other expense, partially offset by a decrease in net investment income and the impact of separate account performance.

Other income and other expenses includes fees and expenses from sales of brokered products and operating results of our non-insurance subsidiaries, which include management, advisory, marketing and distribution services and leasing activities. Decreases in other expenses during the 2014 periods, compared to prior year periods, were primarily due to one-time impairment charges of $0.7 million incurred during the third quarter of 2013 and decreases in salaries and benefits.

Death benefits net of reinsurance and reserves released decreased during the third quarter of 2014, compared to the prior year period, due to a decrease in the average size of claims. Death benefits remained level for the nine months ended September 30, 2014 compared to the prior period.

Net investment income decreased during the 2014 periods primarily due to lower invested assets held in this segment during the 2014 period, primarily due to higher stockholder dividends, share repurchase activity and the retirement of long-term debt during the third quarter of 2013. The retirement of long-term debt also resulted in a decrease in interest expense during the 2014 periods.

Amortization of deferred acquisition costs increased during the third quarter of 2014, compared to the prior period, primarily due to the impact of separate account performance. Amortization of deferred acquisition costs remained level for the nine-month period compared to the prior year period. Unlocking, for each period, reflected changes in projected earned spread and withdrawal assumptions within our amortization models on our variable block of business.

Equity loss includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest. Given the timing of availability of financial information from our equity investees, we will consistently use information that is as much as three months in arrears for certain of these entities. Several of these entities are investment companies whose operating results are derived primarily from unrealized and realized gains and losses generated by their investment portfolios. As is normal with these types of entities, the level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment, changes in prices of fixed maturities and equity securities held by the investment partnerships, the timing and success of initial public offerings or exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures. We also invest in low income housing tax credit partnerships which generate pre-tax losses but after-tax gains as the related tax credits are realized. The timing of the realization of the tax credits is subject to fluctuation from period to period due to the timing of the housing project completions and the approval of the tax credits. Equity income, net of related income taxes, was as follows:

Equity income, net of related income taxes

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Equity income (loss):
Low income housing tax credit partnerships	$(1,355)	$(1,473)	$(4,785)	$(4,359)
Other equity method investments	1,109	148	1,840	2,082
	(246)	(1,325)	(2,945)	(2,277)
Income taxes:
Taxes on equity income (loss)	93	463	1,038	797
Investment tax credits	3,145	2,691	9,078	7,149
Equity income, net of related income taxes	$2,992	$1,829	$7,171	$5,669

Income Taxes on Operating Income

The effective tax rate on operating income was 23.2% for the third quarter of 2014 and 22.9% for the nine months ended September 30, 2014, compared with 24.3% for the third quarter of 2013 and 25.4% for the nine months ended September 30, 2013. The effective tax rates differ from the federal statutory rate of 35% primarily due to the impact of low-income housing tax credits from equity method investees, tax-exempt interest and dividend income and incentive stock option deductions. The 2014 effective tax rates decreased, compared to prior year periods, primarily due to an increase in tax credits from low income housing tax credit partnerships.

Impact of Operating Income Adjustments on FBL Net Income

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Realized gains on investments	$1,000	$693	$3,266	$11,215
Change in net unrealized gains/losses on derivatives	14	(1,087)	1,892	(2,062)
Change in amortization of:
Deferred acquisition costs	59	1,061	(383)	513
Value of insurance in force acquired	—	2	(7)	(62)
Unearned revenue reserve	—	93	—	52
Income tax offset	(377)	(268)	(1,669)	(3,380)
Net impact of operating income adjustments	$696	$494	$3,099	$6,276

Summary of adjustments noted above after offsets and income taxes:
Realized gains/losses on investments	$597	$406	$2,006	$6,714
Change in net unrealized gains/losses on derivatives	99	88	1,093	(438)
Net impact of operating income adjustments	$696	$494	$3,099	$6,276
Net impact per common share - basic	$0.03	$0.02	$0.12	$0.24
Net impact per common share - assuming dilution	$0.03	$0.02	$0.12	$0.24

Income taxes on operating income adjustments on continuing operations are recorded at 35% as there are no permanent differences between book and taxable income relating to these adjustments.

Realized Gains (Losses) on Investments

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Realized gains (losses) on investments:
Realized gains on sales	$1,437	$1,467	$4,345	$15,205
Realized losses on sales	(164)	(9)	(806)	(2,380)
Total other-than-temporary impairment charges	(273)	(5,015)	(273)	(5,860)
Net realized investment gains (losses)	1,000	(3,557)	3,266	6,965
Non-credit losses included in other comprehensive income (loss)	—	4,250	—	4,250
Total reported in statements of operations	$1,000	$693	$3,266	$11,215

The level of realized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate, economic environment and timing of the sale of investments. See "Financial Condition - Investments" and Note 2 to our consolidated financial statements for details regarding our unrealized gains and losses on available-for-sale securities at September 30, 2014 and December 31, 2013.

Investment Credit Impairment Losses Recognized in Net Income

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Corporate securities:
Manufacturing	$273	$—	$273	$—
Transportation	—	43	—	242
Residential mortgage-backed	—	618	—	618
Other asset-backed	—	104	—	104
Mortgage loans	—	—	$—	$475
Real estate	—	—	—	171
Total other-than-temporary impairment losses reported in net income	$273	$765	$273	$1,610

Impairment losses for the three and nine months ended September 30, 2014 occurred in the manufacturing sector due to our intent to sell a security in the future. Other-than-temporary credit impairment losses for the three months ended September 30, 2013 were incurred within the residential mortgage-backed securities sector due to a decline in the present value of cash flows. In addition, losses were incurred within other asset-backed securities and the transportation sector due to our intent to reduce our exposure by selling all or a portion of these securities. Losses for the nine months ended September 30, 2013 occurred in the transportation sector due to our intent to reduce our exposure by selling all or a portion of the security, a mortgage loan that was restructured, and real estate due to a contract to sell the property.

Financial Condition

Investments

Our investment portfolio increased 7.2% to $7,548.4 million at September 30, 2014 compared to $7,040.0 million at December 31, 2013. The portfolio increased due to an increase of $265.4 million in the net unrealized appreciation of fixed maturities during 2014 and positive cash flows from operating and financing activities. Additional details regarding securities in an unrealized loss position at September 30, 2014 are included in the discussion that follows and in Note 2 to our consolidated financial statements. Details regarding investment impairments are discussed above in the "Realized Gains (Losses) on Investments" section under "Results of Operations."

We manage the investment portfolio to optimize risk-adjusted yield within the context of prudent asset-liability management. We evaluate multiple cash flow testing scenarios as part of this process. The Company's investment policy calls for investing primarily in high quality fixed maturities and commercial mortgage loans.

Fixed Maturity Acquisitions Selected Information

	Nine months ended September 30,
	2014	2013
	(Dollars in thousands)
Cost of acquisitions:
Corporate	$284,527	$415,811
Mortgage and asset-backed	278,280	131,602
United States Government and agencies	499	1,074
Tax-exempt municipals	8,000	190,588
Taxable municipals	20,955	19,835
Total	$592,261	$758,910
Effective annual yield	4.60%	4.40%
Credit quality
NAIC 1 designation	68.3%	70.0%
NAIC 2 designation	31.7%	29.5%
Non-investment grade	—%	0.5%
Weighted-average life in years	17.0	18.0
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

A portion of the securities acquired during the nine months ended September 30, 2014 and September 30, 2013, was acquired with the proceeds from advances on our funding agreements with the FHLB. The securities acquired to support these funding agreements often carry a lower average yield than securities acquired to support our other insurance products, due to the shorter maturity and relatively low interest rate paid on those advances. In addition, certain municipal securities acquired are exempt from federal income taxes, and accordingly have a higher actual return than reflected in the yields stated above. The average yield of the securities acquired, excluding the securities supporting the funding agreements and using a tax-adjusted yield for the municipal securities, was 4.78% during the nine-month period ended September 30, 2014 and 4.79% during the nine-month period ended September 30, 2013.

Investment Portfolio Summary

	September 30, 2014		December 31, 2013
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities - available for sale:
Public	$5,084,648	67.4%	$4,630,764	65.8%
144A private placement	1,195,869	15.8	1,150,257	16.3
Private placement	294,708	3.9	300,732	4.3
Total fixed maturities - available for sale	6,575,225	87.1	6,081,753	86.4
Equity securities	111,054	1.5	91,555	1.3
Mortgage loans	629,560	8.3	575,861	8.2
Real estate	4,057	0.1	4,084	0.1
Policy loans	181,345	2.4	176,993	2.5
Short-term investments	44,188	0.6	108,677	1.5
Other investments	2,928	—	1,079	—
Total investments	$7,548,357	100.0%	$7,040,002	100.0%

As of September 30, 2014, 96.2% (based on carrying value) of the available-for-sale fixed maturities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of September 30, 2014, no single non-investment grade holding exceeded 0.2% of total investments.

Credit Quality by NAIC Designation and Equivalent Rating

		September 30, 2014		December 31, 2013
NAIC Designation	Equivalent Rating (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$4,125,840	62.7%	$3,729,070	61.3%
2	BBB	2,197,899	33.5	2,086,756	34.3
	Total investment grade	6,323,739	96.2	5,815,826	95.6
3	BB	162,868	2.5	167,003	2.7
4	B	41,293	0.6	48,972	0.8
5	CCC	26,884	0.4	40,540	0.7
6	In or near default	20,441	0.3	9,412	0.2
	Total below investment grade	251,486	3.8	265,927	4.4
	Total fixed maturities - available for sale	$6,575,225	100.0%	$6,081,753	100.0%

(1)
Equivalent ratings are based on those provided by nationally recognized rating agencies with some exceptions for certain residential mortgage, commercial mortgage and asset-backed securities where they are based on the expected loss of the security rather than the probability of default.

See Note 2 to our consolidated financial statements for a summary of fixed maturities by contractual maturity date.

Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification

	September 30, 2014
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$340,493	$283,773	$25,844	$56,720	$(2,172)
Capital goods	223,361	205,221	20,336	18,140	(370)
Communications	121,179	103,111	11,356	18,068	(597)
Consumer cyclical	218,048	205,536	16,116	12,511	(422)
Consumer non-cyclical	363,546	261,139	24,399	102,407	(4,430)
Energy	425,060	378,127	45,971	46,933	(1,955)
Finance	783,508	703,922	57,547	79,586	(1,871)
Transportation	88,175	79,061	7,618	9,114	(346)
Utilities	957,465	824,176	109,464	133,290	(4,559)
Other	69,932	56,162	4,405	13,770	(106)
Total corporate securities	3,590,767	3,100,228	323,056	490,539	(16,828)
Mortgage and asset-backed securities	1,512,329	1,245,442	90,279	266,887	(11,487)
United States Government and agencies	42,095	38,145	3,788	3,950	(24)
State, municipal and other governments	1,430,034	1,375,429	131,085	54,605	(1,222)
Total	$6,575,225	$5,759,244	$548,208	$815,981	$(29,561)

	December 31, 2013
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$312,228	$190,635	$18,429	$121,593	$(9,961)
Capital goods	204,795	149,261	13,673	55,534	(3,751)
Communications	115,997	88,504	8,434	27,493	(2,716)
Consumer cyclical	220,163	154,333	11,163	65,830	(4,148)
Consumer non-cyclical	337,491	188,831	16,029	148,660	(11,381)
Energy	398,738	324,422	31,497	74,316	(4,527)
Finance	718,477	599,733	47,628	118,744	(6,632)
Transportation	79,022	70,567	6,379	8,455	(1,199)
Utilities	860,722	654,570	72,469	206,152	(20,048)
Other	59,146	40,262	3,450	18,884	(485)
Total corporate securities	3,306,779	2,461,118	229,151	845,661	(64,848)
Mortgage and asset-backed securities	1,381,938	1,052,138	74,859	329,800	(21,803)
United States Government and agencies	43,281	38,874	4,218	4,407	(198)
State, municipal and other governments	1,349,755	977,470	60,869	372,285	(29,034)
Total	$6,081,753	$4,529,600	$369,097	$1,552,153	$(115,883)

Non-Sovereign European Debt Exposure

	September 30, 2014		December 31, 2013
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
Italy	$19,705	$22,262	$19,700	$20,003
Spain	15,429	20,137	15,429	19,256
Ireland	12,847	15,240	13,037	15,155
Subtotal	47,981	57,639	48,166	54,414
United Kingdom	182,893	193,015	182,671	182,762
Netherlands	54,685	59,595	60,952	64,335
France	37,219	40,512	37,223	39,564
Other countries	86,383	92,064	77,471	78,881
Subtotal	361,180	385,186	358,317	365,542
Total European exposure	$409,161	$442,825	$406,483	$419,956

The table above reflects our exposure to non-sovereign European debt. This represents 6.7% of total fixed maturities as of September 30, 2014 and 6.9% as of December 31, 2013. The exposures are primarily in the industrial, financial and utility sectors. We do not own any securities issued by European governments.

Credit Quality of Available-for-Sale Fixed Maturities with Unrealized Losses

		September 30, 2014
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$485,038	59.5%	$(13,119)	44.3%
2	BBB	245,901	30.1	(7,348)	24.9
	Total investment grade	730,939	89.6	(20,467)	69.2
3	BB	66,510	8.2	(7,984)	27.0
4	B	6,114	0.7	(580)	2.0
5	CCC	12,357	1.5	(529)	1.8
6	In or near default	61	—	(1)	—
	Total below investment grade	85,042	10.4	(9,094)	30.8
	Total	$815,981	100.0%	$(29,561)	100.0%

		December 31, 2013
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$912,892	58.8%	$(64,755)	55.9%
2	BBB	534,998	34.5	(34,998)	30.2
	Total investment grade	1,447,890	93.3	(99,753)	86.1
3	BB	81,622	5.3	(10,649)	9.2
4	B	7,290	0.5	(961)	0.8
5	CCC	10,104	0.6	(1,444)	1.2
6	In or near default	5,247	0.3	(3,076)	2.7
	Total below investment grade	104,263	6.7	(16,130)	13.9
	Total	$1,552,153	100.0%	$(115,883)	100.0%

Available-For-Sale Fixed Maturities with Unrealized Losses by Length of Time

	September 30, 2014
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$392,312	$—	$(6,069)
Greater than three months to six months	—	28,270	—	(927)
Greater than six months to nine months	—	23,237	—	(672)
Greater than nine months to twelve months	—	25,235	—	(868)
Greater than twelve months	22,047	354,441	(4,380)	(16,645)
Total	$22,047	$823,495	$(4,380)	$(25,181)

	December 31, 2013
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$328,708	$—	$(6,173)
Greater than three months to six months	—	137,884	—	(4,492)
Greater than six months to nine months	—	1,008,528	—	(81,485)
Greater than nine months to twelve months	—	27,343	—	(2,997)
Greater than twelve months	22,109	143,464	(7,005)	(13,731)
Total	$22,109	$1,645,927	$(7,005)	$(108,878)

Available-For-Sale Fixed Maturities with Unrealized Losses by Maturity Date

	September 30, 2014		December 31, 2013
	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Due in one year or less	$461	$(1)	$129	$(1)
Due after one year through five years	15,430	(512)	21,508	(1,525)
Due after five years through ten years	52,276	(2,181)	182,126	(8,459)
Due after ten years	480,927	(15,380)	1,018,590	(84,095)
	549,094	(18,074)	1,222,353	(94,080)
Mortgage and asset-backed	266,887	(11,487)	329,800	(21,803)
Total	$815,981	$(29,561)	$1,552,153	$(115,883)

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

Mortgage and Asset-Backed Securities by Type

	September 30, 2014
	Amortized Cost	Par Value	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$301,875	$358,457	$326,727	5.0%
Pass-through	21,084	21,046	23,146	0.4
Planned and targeted amortization class	138,667	137,094	145,612	2.2
Other	6,343	9,145	8,102	0.1
Total residential mortgage-backed securities	467,969	525,742	503,587	7.7
Commercial mortgage-backed securities	478,909	498,313	508,238	7.7
Other asset-backed securities	486,659	527,188	500,504	7.6
Total	$1,433,537	$1,551,243	$1,512,329	23.0%

	December 31, 2013
	Amortized Cost	Par Value	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$312,822	$374,692	$334,326	5.5%
Pass-through	23,801	23,734	25,657	0.4
Planned and targeted amortization class	149,693	148,104	152,681	2.5
Other	6,674	9,551	8,064	0.1
Total residential mortgage-backed securities	492,990	556,081	520,728	8.5
Commercial mortgage-backed securities	391,845	399,782	404,667	6.7
Other asset-backed securities	444,047	488,803	456,543	7.5
Total	$1,328,882	$1,444,666	$1,381,938	22.7%

The residential mortgage-backed securities portfolio includes government agency pass-through and collateralized mortgage obligation (CMO) securities. With a government agency pass-through security, we receive a pro rata share of principal payments as payments are made on the underlying mortgage loans. CMOs consist of pools of mortgages divided into sections or "tranches" which provide sequential retirement of the bonds.

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

Our direct exposure to the Alt-A home equity and subprime first-lien sectors is limited to investments in structured securities collateralized by senior tranches of residential mortgage loans. We also have a partnership interest in two funds at September 30, 2014 and at December 31, 2013, that own securities backed by Alt-A home equity, subprime first-lien, adjustable rate mortgages and commercial mortgage collateral. The funds are reported as securities and indebtedness of related parties in our consolidated balance sheets with a fair value of $13.6 million at September 30, 2014 and $17.9 million at December 31, 2013.

Mortgage and Asset-Backed Securities by Collateral Type

	September 30, 2014			December 31, 2013
	Amortized Cost	Carrying Value	Percent of Fixed Maturities	Amortized Cost	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Government agency	$210,058	$223,020	3.4%	$199,372	$207,065	3.4%
Prime	133,930	148,319	2.3	166,667	180,236	2.9
Alt-A	165,462	179,650	2.7	178,653	190,217	3.1
Subprime	69,011	65,658	1.0	31,766	29,891	0.5
Commercial mortgage	478,909	508,238	7.7	391,845	404,667	6.7
Non-mortgage	376,167	387,444	5.9	360,579	369,862	6.1
Total	$1,433,537	$1,512,329	23.0%	$1,328,882	$1,381,938	22.7%

The mortgage and asset-backed securities can be summarized into three broad categories: residential, commercial and other asset-backed securities.

Residential Mortgage-Backed Securities by Collateral Type and Origination Year

	September 30, 2014
	Government & Prime		Alt-A		Subprime		Total
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2014-2008	$171,425	$179,358	$368	$371	$—	$—	$171,793	$179,729
2007	28,360	34,695	26,510	27,792	—	—	54,870	62,487
2006	18,537	22,003	25,738	30,311	—	—	44,275	52,314
2005	11,350	12,820	6,321	6,999	904	921	18,575	20,740
2004 and prior	95,239	102,573	83,217	85,744	—	—	178,456	188,317
Total	$324,911	$351,449	$142,154	$151,217	$904	$921	$467,969	$503,587

	December 31, 2013
	Government & Prime		Alt-A		Total
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2013-2008	$155,539	$157,708	$855	$868	$156,394	$158,576
2007	32,825	38,612	27,979	28,397	60,804	67,009
2006	22,704	26,350	28,801	32,131	51,505	58,481
2005	12,822	14,332	3,823	4,613	16,645	18,945
2004 and prior	122,869	130,740	84,773	86,977	207,642	217,717
Total	$346,759	$367,742	$146,231	$152,986	$492,990	$520,728

Residential Mortgage-Backed Securities by NAIC Designation and Equivalent Rating

		September 30, 2014		December 31, 2013
NAIC Designation	Equivalent Rating	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$439,637	87.3%	$473,391	90.9%
2	BBB	37,368	7.4	18,670	3.6
3	BB	16,637	3.3	17,920	3.4
4	B	9,945	2.0	10,747	2.1
	Total	$503,587	100.0%	$520,728	100.0%

Commercial Mortgage-Backed Securities by Origination Year

	September 30, 2014		December 31, 2013
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2014	$119,516	123,032	$—	—
2013	28,720	28,438	20,421	18,423
2011	88,710	94,025	88,494	90,998
2010	4,999	5,444	4,999	5,308
2009 and prior	236,964	257,299	277,931	289,938
Total	$478,909	$508,238	$391,845	$404,667

Commercial Mortgage-Backed Securities by NAIC Designation and Equivalent Rating

		September 30, 2014		December 31, 2013
NAIC Designation	Equivalent Rating	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	GNMA	$307,414	60.5%	$195,987	48.4%
1	FNMA	13,713	2.7	13,816	3.4
1	AAA, AA, A
	Generic	94,604	18.6	91,797	22.7
	Super Senior	26,567	5.2	49,798	12.3
	Mezzanine	17,706	3.5	18,046	4.5
	Junior	20,212	4.0	20,418	5.0
	Total AAA, AA, A	159,089	31.3	180,059	44.5
2	BBB	17,642	3.5	5,898	1.5
3	BB	8,046	1.6	6,855	1.7
4	B	2,334	0.4	2,052	0.5
	Total	$508,238	100.0%	$404,667	100.0%

The Government National Mortgage Association (GNMA) guarantees principal and interest on mortgage-backed securities. The guarantee is backed by the full faith and credit of the United States Government. The Federal National Mortgage Association (FNMA) is a government-sponsored enterprise (GSE) that was chartered by Congress to reduce borrowing costs for certain homeowners. GSEs carry an implicit backing of the U.S. Government but do not have explicit guarantees like GNMA.

The AAA, AA and A-rated commercial mortgage-backed securities are broken down into categories based on subordination levels. Rating agencies disclose subordination levels, which measure the amount of credit support that the bonds (or tranches) have from subordinated bonds (or tranches). Generic is a term used for securities issued prior to 2005. The super senior securities have subordination levels greater than 27%, the mezzanine securities have subordination levels in the 17% to 27% range and the junior securities have subordination levels in the 9% to 16% range. Also included in the commercial mortgage-backed securities are military housing bonds totaling $103.4 million at September 30, 2014 and $96.6 million at December 31, 2013. These bonds are used to fund the construction of multi-family homes on United States military bases. The bonds are backed by a first mortgage lien on residential military housing projects.

Other Asset-Backed Securities by Collateral Type and Origination Year

	September 30, 2014
	Government & Prime		Alt-A		Subprime		Non-Mortgage		Total
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2014	$—	$—	$—	$—	$—	$—	$57,632	$57,607	$57,632	$57,607
2013	—	—	—	—	—	—	61,376	61,797	61,376	61,797
2012	—	—	—	—	—	—	128,949	130,884	128,949	130,884
2011	—	—	—	—	—	—	18,359	18,510	18,359	18,510
2010 and prior	19,077	19,890	23,308	28,433	68,107	64,737	109,851	118,646	220,343	231,706
Total	$19,077	$19,890	$23,308	$28,433	$68,107	$64,737	$376,167	$387,444	$486,659	$500,504

	December 31, 2013
	Government & Prime		Alt-A		Subprime		Non-Mortgage		Total
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2013	$—	$—	$—	$—	$—	$—	$56,581	$56,653	$56,581	$56,653
2012	—	—	—	—	—	—	141,400	143,578	141,400	143,578
2011	—	—	—	—	—	—	36,496	37,536	36,496	37,536
2010	—	—	—	—	—	—	6,198	6,348	6,198	6,348
2009 and prior	19,280	19,559	32,422	37,231	31,766	29,891	119,904	125,747	203,372	212,428
Total	$19,280	$19,559	$32,422	$37,231	$31,766	$29,891	$360,579	$369,862	$444,047	$456,543

Other Asset-Backed Securities by NAIC Designation and Equivalent Rating

		September 30, 2014		December 31, 2013
NAIC Designation	Equivalent Ratings	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$431,973	86.3%	$400,140	87.6%
2	BBB	27,430	5.5	14,327	3.1
3	BB	10,799	2.2	10,350	2.3
4	B	5,840	1.2	5,816	1.3
5	CCC	11,734	2.3	17,896	3.9
6	In or near default	12,728	2.5	8,014	1.8
	Total	$500,504	100.0%	$456,543	100.0%

State, Municipal and Other Government Securities

State, municipal and other government securities totaled $1,430.0 million (21.7% of total fixed maturities) at September 30, 2014, and $1,350.0 million (22.2% of fixed maturities) at December 31, 2013, and include investments in general obligation, revenue and municipal housing bonds. Our investment strategy is to utilize municipal bonds in addition to corporate bonds, as we believe they provide additional diversification and have historically low default rates compared with similarly rated corporate bonds. We evaluate the credit strength of the underlying issues on both a quantitative and qualitative basis, excluding insurance, prior to acquisition. The majority of the municipal bonds we hold are investment grade credits without consideration of insurance. Our municipal bonds are well diversified by type and geography with the top exposure being water and sewer revenue bonds. We do not hold direct obligations of the City of Detroit, which filed for bankruptcy protection in July 2013. In addition, we do not hold any bonds related to Puerto Rico, which has also been in the news recently given its financial issues. Exposure to the state of Illinois and municipalities within the state accounted for 1.8% of our total fixed maturities at September 30, 2014. As of September 30, 2014, Illinois-related holdings held in the portfolio were rated investment grade, and were trading at 108.7% of amortized cost. Our municipal bond exposure had an average rating of AA and was trading at 110.0% of amortized cost at September 30, 2014.

Equity Securities

Equity securities totaled $111.1 million at September 30, 2014 and $91.6 million at December 31, 2013. Gross unrealized gains totaled $6.0 million and gross unrealized losses totaled $0.6 million at September 30, 2014. At December 31, 2013, gross unrealized gains totaled $3.9 million and gross unrealized losses totaled $2.4 million on these securities. The unrealized losses were primarily attributable to nonredeemable perpetual preferred securities from issuers in the financial sector. See Note 2 to our consolidated financial statements for further discussion regarding our analysis of unrealized losses related to these securities.

Mortgage Loans

Mortgage loans totaled $629.6 million at September 30, 2014 and $575.9 million at December 31, 2013. Our mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. The total number of commercial mortgage loans outstanding was 145 at September 30, 2014 and 143 at December 31, 2013. In 2014, new loans ranged from $2.1 million to $12.3 million in size, with an average loan size of $5.6 million, an average loan term of 16 years and an average yield of 4.73%. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. The majority of our mortgage loans amortize principal, with 2.8% that are interest only loans at September 30, 2014. At September 30, 2014, the average loan-to-value of the current outstanding principal balance using the most recent appraised value was 56.6% and the weighted average debt service coverage ratio was 1.5 based on the results of our 2013 annual study. See Note 2 to our consolidated financial statements for further discussion regarding our mortgage loans.

Asset-Liability Management

Our asset-liability management program includes (i) designing and developing products that encourage persistency and help ensure targeted spreads are earned and, as a result, create a stable liability structure, and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of our insurance liabilities. The weighted average life of the fixed maturity and mortgage loan portfolio based on fair values was approximately 10.5 years at September 30, 2014 and 10.4 years at December 31, 2013. The effective duration of the fixed maturity and mortgage loan portfolios backing our annuity products was 5.8 at September 30, 2014 and 6.0 at December 31, 2013. The effective duration of our annuity liabilities was approximately 6.3 at September 30, 2014 and December 31, 2013. While it can be difficult to maintain asset and liability durations that are closely matched in a dynamic environment, we have identified various strategies that can be implemented if duration mismatches exceed acceptable tolerances.

Other Assets

Deferred acquisition costs decreased 25.6% to $249.6 million at September 30, 2014, primarily due to a $93.4 million increase in the impact of the change in net unrealized appreciation on fixed maturity securities during the period. Cash and cash equivalents increased 578.1% to $43.2 million primarily due to normal fluctuations in timing of payments made and received. Securities and indebtedness of related parties increased 8.2% to $125.8 million primarily due to additional investments made in equity investees specializing in low income housing. Other assets increased 14.0% to $76.7 million primarily due to increases in property and equipment, securities receivable and prepaid pension asset.

Liabilities

Future policy benefits increased 4.1% to $6,029.9 million at September 30, 2014, primarily due to an increase in the volume of annuity and life business in force. Deferred income taxes increased 51.1% to $185.6 million, primarily due to the tax impact of the change in unrealized appreciation/depreciation on investments. Other liabilities increased 24.9% to $88.8 million, primarily due to an increase in our liability for unsettled security trades.

Stockholders' Equity

Our stockholders' equity increased 15.7% to $1,208.4 million at September 30, 2014, compared to $1,044.7 million at December 31, 2013, primarily due to the change in unrealized appreciation of fixed maturity securities during the period and net income, partially offset by stock repurchases and cash dividends.

At September 30, 2014, FBL's common stockholders' equity was $1,205.4 million, or $48.85 per share, compared to $1,041.7 million, or $42.08 per share, at December 31, 2013. Included in stockholders' equity per common share is $9.49 at September 30, 2014 and $4.81 at December 31, 2013 attributable to accumulated other comprehensive income.

Liquidity and Capital Resources

Cash Flows

During 2014, our operating activities generated cash flows totaling $146.4 million, consisting of net income of $81.7 million adjusted for non-cash operating revenues and expenses netting to $64.7 million. We used cash of $227.4 million in our investing activities during the 2014 period. The primary uses were $722.1 million of investment acquisitions, mostly in fixed maturity securities, partially offset by $437.6 million in sales, maturities and repayments of investments. Our financing activities provided cash of $117.8 million during the 2014 period. The primary financing source was $457.9 million in receipts from interest sensitive products credited to policyholder account balances, which was partially offset by $306.9 million for return of policyholder account balances on interest sensitive products. Also, we used $8.1 million for the net repurchase of common stock.

Sources and Uses of Capital Resources

Parent company cash inflows from operations consist primarily of (i) fees that it charges various subsidiaries and affiliates for management of their operations, (ii) expense reimbursements and tax settlements from subsidiaries and affiliates, (iii) proceeds from the exercise of employee stock options, (iv) proceeds from borrowings, (v) investment income and (vi) dividends from subsidiaries, if declared and paid. Revenue sources for the parent company during the nine months ended September 30, 2014 included management fees from subsidiaries and affiliates totaling $8.6 million. Cash outflows are principally for salaries, taxes and other expenses related to providing these management services, dividends on outstanding stock, stock repurchases, interest and principal repayments on our parent company debt and capital contributions to subsidiaries.

During 2012 and 2014, our Board of Directors approved plans to repurchase our Class A common stock. These repurchase plans authorize us to make repurchases in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. Under these plans, we repurchased 395,816 shares for $16.9 million during the first nine months of 2014, including 62,390 shares for $2.8 million during the third quarter. At September 30, 2014, $44.2 million remains available for repurchases under the 2014 plan. Completion of the program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

Interest payments on our debt totaled $3.6 million for the nine months ended September 30, 2014 and $5.9 million for the 2013 period. Interest payments on our debt outstanding at September 30, 2014 are estimated to be $1.2 million for the remainder of 2014.

Farm Bureau Life's cash inflows primarily consist of premium income, deposits to policyholder account balances, income from investments, sales, maturities and calls of investments and repayments of investment principal. Farm Bureau Life's cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, current operating expenses and dividends. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. Continuing operations and financing activities from Farm Bureau Life relating to interest sensitive products provided funds totaling $300.0 million for the nine months ended September 30, 2014 and $316.8 million for the 2013 period.

Farm Bureau Life's ability to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. At December 31, 2013, Farm Bureau Life’s statutory unassigned surplus was $359.0 million. There are certain additional limits to the amount of dividend that may be paid within any twelve-month period without approval of the Insurance Division, Department of Commerce of the State of Iowa (the Iowa Insurance Division) as discussed in Note 7 to our consolidated financial statements for year ended December 31, 2013 included in our Annual

Report on Form 10-K. During the remainder of 2014, the maximum amount legally available for distribution to FBL Financial Group, Inc., without further regulatory approval, is $93.3 million.

We paid regular cash dividends on our common and preferred stock during the nine-month period ended September 30 totaling $26.1 million in 2014 and $9.6 million in 2013. It is anticipated that quarterly cash dividend requirements for 2014 will be $0.0075 per Series B preferred share and $0.35 per common share. The level of common stock dividends are analyzed quarterly and are dependent upon our capital and liquidity positions. In addition, alternative uses of excess capital may impact future dividend levels. Assuming these quarterly dividend rates, the common and preferred dividends would total approximately $8.7 million for the remainder of 2014. The parent company expects to have sufficient resources and cash flows to meet its interest and dividend payments throughout 2014. The parent company had available cash and investments totaling $65.2 million at September 30, 2014. FBL Financial Group, Inc. expects to rely on available cash resources, dividends from Farm Bureau Life and management fee income to make dividend payments to its stockholders and interest payments on its debt. We had no material commitments for capital expenditures as of September 30, 2014.

We manage the amount of capital held by our insurance subsidiaries to ensure we meet regulatory requirements. State laws specify regulatory actions if an insurer's risk-based capital (RBC) ratio, a measure of solvency, falls below certain levels. The National Association of Insurance Commissioners has a standard formula for annually assessing RBC based on the various risk factors related to an insurance company's capital and surplus, including insurance, business, asset and interest rate risks. The insurance regulators monitor the level of RBC against a statutory "authorized control level" RBC at which point regulators have the option to assume control of the insurance company. The company action level RBC is 200% of the authorized control level and is the first point at which any action would be triggered. Our adjusted capital and RBC is reported to our insurance regulators annually based on formulas which may be revised throughout the year. We estimate our adjusted capital and RBC quarterly; however, these estimates may differ from annual results should the regulatory formulas change. As of September 30, 2014, our total adjusted capital is estimated at $628.4 million, resulting in a RBC ratio of 550%, based on company action level capital of $114.3 million.

On a consolidated basis, we anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally-generated funds. However, there can be no assurance that future experience regarding benefits and surrenders will be similar to historic experience since benefits and surrender levels are influenced by such factors as the interest rate environment, our financial strength ratings, the economy and other factors that impact policyholder behavior. Our investment portfolio at September 30, 2014 included $44.2 million of short-term investments, $43.2 million of cash and cash equivalents and $584.2 million in carrying value of U.S. Government and U.S. Government agency-backed securities that could be readily converted to cash at or near carrying value. Farm Bureau Life is also a member of the FHLB, which provides a source for additional liquidity, if needed. This membership allows us to utilize fixed or floating rate advances offered by the FHLB and secured by qualifying collateral. Our total capacity to utilize such advances is impacted by multiple factors including the market value of eligible collateral, level of statutory admitted assets and excess reserves and our willingness or capacity to hold activity-based FHLB common stock.

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

Our internal control over financial reporting changes from time-to-time as we modify and enhance our systems and processes to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. Any significant changes in controls are evaluated prior to implementation to help ensure the continued effectiveness of our internal controls and internal control environment. In July 2014, we implemented a new Enterprise Resource Planning (ERP) system, which effectively replaced our general ledger, accounts payable, cash disbursement, fixed asset and other financial systems. During implementation we followed a system development process that required significant pre-implementation planning, design and testing to ensure an ongoing effective control environment. We anticipate the new ERP system will, over time, enhance internal controls due to increased automation and further integration of related processes. While changes have taken place in our internal controls during the quarter ended September 30, 2014, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

The following table sets forth issuer purchases of equity securities for the quarter ended September 30, 2014.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2014 through July 31, 2014	1,092	$43.02	1,092	$46,934,370
August 1, 2014 through August 31, 2014	28,396	43.54	28,396	$45,698,092
September 1, 2014 through September 30, 2014	32,902	44.90	32,902	$44,220,731
Total	62,390	$44.25

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
101+#
Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language) from FBL Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 as follows: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Financial Statements

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

Date: November 6, 2014

FBL FINANCIAL GROUP, INC.

By	/s/ James P. Brannen
James P. Brannen
Chief Executive Officer (Principal Executive Officer)

By	/s/ Donald J. Seibel
Donald J. Seibel
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)