Form 10-K
period 2014-12-31
FBL FINANCIAL GROUP INC
filed 2015-03-06
CIK 1012771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
(Mark one)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of June 30, 2014, the aggregate market value of the registrant's Class A and Class B Common Stock held by non-affiliates of the registrant was $443,655,280 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Title of each class	Outstanding at March 2, 2015
Class A Common Stock, without par value	24,746,862
Class B Common Stock, without par value	11,413
DOCUMENTS INCORPORATED BY REFERENCE
Document	Parts Into Which Incorporated
Proxy statement for annual shareholders meeting on May 21, 2015	Part III

(This page has been left blank intentionally.)

FBL FINANCIAL GROUP, INC.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2014

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

PART III.

The information required by Items 10 through 14 is incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2014.

PART IV.
Item 15.	Exhibits and Financial Statement Schedules	113

	SIGNATURES	115

	Report of Independent Registered Public Accounting Firm on Schedules	116
	Schedule I - Summary of Investments - Other than Investments in Related Parties	117
	Schedule II - Condensed Financial Information of Registrant	118
	Schedule III - Supplementary Insurance Information	122
	Schedule IV - Reinsurance	124

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

•	Our reinsurance program involves risks because we remain liable with respect to the liabilities ceded to reinsurers if the reinsurers fail to meet the obligations assumed by them.

•	Our business is highly dependent on our relationships with Farm Bureau organizations and could be adversely affected if those relationships became impaired.

•	Our relationship with Farm Bureau organizations could result in conflicts of interests.

•	Changes in federal tax laws may affect sales of our products and profitability.

•	Our ability to maintain competitive costs is dependent upon the level of new sales and persistency of existing business.

•	If we are unable to attract and retain agents, sales of our products and services may be reduced.

•	Attracting and retaining employees who are key to our business is critical to our growth and success.

•	Success of our business depends in part on effective information technology systems and on continuing to develop and implement improvements.

•	Cyber attacks, system security risks, data protection breaches and other technology failures could adversely affect our business and results of operations.

•	We face risks relating to litigation, including the costs of such litigation, management distraction and the potential for damage awards, which may adversely impact our business.

See Part 1A, Risk Factors, for additional information.

PART I

ITEM 1. BUSINESS

General

FBL Financial Group, Inc. (we or the Company) sells individual life insurance and annuity products principally under the consumer brand name Farm Bureau Financial Services. This brand identity is represented by the distribution channel of our subsidiary Farm Bureau Life Insurance Company (Farm Bureau Life). In addition, in the state of Colorado, we offer life and annuity products through Greenfields Life Insurance Company (Greenfields Life). As of December 31, 2014, these distribution channels consisted of 1,795 exclusive agents and agency managers, who sell our products in the Midwestern and Western sections of the United States.

The Company was incorporated in Iowa in October 1993. Its life insurance subsidiary, Farm Bureau Life, began operations in 1945 and Greenfields Life, a subsidiary of Farm Bureau Life, was launched in 2013. Several other subsidiaries support various functional areas and affiliates by providing investment advisory and marketing and distribution services. In addition, we manage all aspects of two Farm Bureau affiliated property-casualty insurance companies (Farm Bureau Property & Casualty Insurance Company and Western Agricultural Insurance Company) which operate predominately in eight states in the Midwest and West.

FBL Financial Group, Inc. Business and Distribution Channels

FBL Financial Group, Inc.

COMPANY	Farm Bureau Life Insurance Company	Greenfields Life Insurance Company	Farm Bureau Property & Casualty Insurance Company and Western Agricultural Insurance Company
RELATIONSHIP	Wholly-owned subsidiary	Subsidiary of Farm Bureau Life (Wholly-owned)	Managed by FBL Financial Group. Underwriting results do not impact FBL Financial Group's results
BRAND
DISTRIBUTION	1,786 exclusive Farm Bureau agents and agency managers	New company in 2013; 9 exclusive agents and agency managers	1,141 exclusive Farm Bureau agents and agency managers (included under the 1,786 Farm Bureau Life agents)
PRODUCTS	A comprehensive line of life insurance, annuity and investment products	A comprehensive line of life insurance, annuity and investment products	A full line of personal and commercial property-casualty insurance products
TERRITORY	14 Midwestern and Western states	Colorado	Arizona, Iowa, Kansas, Minnesota, Nebraska, New Mexico, South Dakota and Utah

Investor information, including electronic versions of periodic reports filed on Forms 10-K, 10-Q and 8-K, and proxy material, are available free of charge through the Investor Relations section of our website at www.fblfinancial.com. These documents are posted to our website immediately after they are filed. Also available on our website are many corporate governance documents including codes of ethics, board committee charters, corporate governance guidelines, director profiles and more. Product information may be found on our consumer websites, www.fbfs.com and www.greenfieldslife.com.

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

Our agents are multi-line agents who sell both property-casualty insurance products and life insurance and investment products. Having multi-line agents enhances our ability to develop a more comprehensive relationship with our customers and increases our ability to cross-sell our life insurance and annuity products to the pool of Farm Bureau property-casualty customers.

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

Because of their multi-line nature, our agents focus on cross-selling life insurance products to customers who already own a property-casualty policy issued by our property-casualty company partners. For example, in the eight-state region where we manage the affiliated property-casualty insurance companies and related field force (Arizona, Iowa, Kansas, Minnesota, Nebraska, New Mexico, South Dakota and Utah), 24% of our property-casualty policyholders also own a Farm Bureau Life annuity or life product. We are considered among the best-in-industry in cross-sell rates. This percentage is and has historically been higher than the industry average for multi-line exclusive agents, which is 12% according to the most recent research by the Life Insurance and Market Research Association (LIMRA). We believe there is further opportunity for growth from cross-selling as 71% of Farm Bureau members in the eight-state region have a Farm Bureau property-casualty insurance product, while only 21% of Farm Bureau members in the eight-state region have a life insurance product with us.

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

This business strategy and sales model results in deep customer engagement and long-term customer relationships. Our agents are often viewed as the go-to person for all the insurance needs of their customers. As a result, while we underwrite the majority of the products available for sale by our agents, we broker products sold by other carriers when we do not have the expertise, ratings or scale to compete efficiently in the marketplace. Examples of brokered products include variable products, long-term care insurance, health insurance and last survivor life policies. We earn fees from the sale of brokered products, a portion of which is passed on to the agents as commissions for the underlying sales.

Our growth has been augmented by our long and successful history of being a consolidator among Farm Bureau affiliated insurance companies. This has allowed us to grow to the operation we are today. While we believe further consolidation makes sense, this is a long-term strategy. By focusing on maintaining solid relationships with the leaders of these companies and Farm Bureau organizations, we are prepared to react when opportunities arise.

Marketing and Distribution

Market Area

Sales through our distribution channels are currently conducted in 15 states which we characterize as follows: multi-line states (we own the Farm Bureau affiliated life company and manage the Farm Bureau affiliated property-casualty companies) - Arizona, Iowa, Kansas, Minnesota, Nebraska, New Mexico, South Dakota and Utah; and life partner states (we own the Farm Bureau affiliated life company but non-owned/non-managed Farm Bureau affiliated property-casualty companies manage the exclusive multi-line agents) - Colorado, Idaho, Montana, North Dakota, Oklahoma, Wisconsin and Wyoming.

Our target market is Farm Bureau members and "Middle America." We traditionally have been very strong in rural and small town markets and also have a presence in many small and mid-metro markets. This target market represents a relatively financially conservative and stable customer base. The financial needs of our target market tend to focus on security, insurance needs and retirement savings.

Affiliation with Farm Bureau

Many of our customers are members of Farm Bureau organizations affiliated with the American Farm Bureau Federation (American Farm Bureau). The American Farm Bureau is the nation's largest grassroots farm and ranch organization and has a current membership of 6.0 million member families. In order to market insurance products in a given state using the "Farm Bureau" and "FB" designations, related trademarks and service marks, a company must have an agreement with the state's Farm Bureau organization. Generally, these marketing rights have only been granted to companies owned by or closely affiliated with Farm Bureau organizations. For each of the states in our Farm Bureau marketing territory, we have the right to use the "Farm Bureau" name and "FB" logo for marketing life insurance and investment products.

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

We have royalty agreements with each state Farm Bureau organization in our Farm Bureau marketing territory giving us the right to use the Farm Bureau and FB designations in that particular state. Each state Farm Bureau organization in our Farm Bureau territory could terminate our right to use the Farm Bureau designations in that particular state without cause at the conclusion of the royalty agreements. The royalties paid to a particular state Farm Bureau organization are based on the sale of our products in the respective state. For 2014, royalty expense totaled approximately $2.2 million.

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

We have service agreements with all of our property-casualty company partners in our marketing area, pursuant to which the property-casualty companies provide certain services, which include recruiting and training the shared agency force that sells both property-casualty products for that company and life products for us. The service agreements have expiration dates through December 31, 2022. In 2014, we paid $9.3 million for the services provided under these agreements.

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

Royalty and property-casualty agreements vary in term and expiration date as shown below.

Royalty and Property-Casualty Service Agreements by State
State	Property-Casualty Service Agreement Expiration Date	Royalty Agreement Expiration Date	Percent of 2014 First Year Premiums Collected
Iowa	December 31, 2015	December 31, 2033	25.6%
Kansas	December 31, 2015	December 31, 2033	19.7
Oklahoma	December 31, 2022	December 31, 2022	8.2
Nebraska	December 31, 2015	December 31, 2033	7.5
Wyoming	December 31, 2021	December 31, 2021	5.7
Minnesota	December 31, 2015	December 31, 2033	4.9
Idaho	December 31, 2021	December 31, 2021	4.8
Arizona	December 31, 2015	December 31, 2033	4.5
Montana	December 31, 2021	December 31, 2021	4.4
Utah	December 31, 2015	December 31, 2033	4.2
Wisconsin	December 31, 2020	December 31, 2020	3.3
New Mexico	December 31, 2015	December 31, 2033	2.6
South Dakota	December 31, 2015	December 31, 2033	2.0
North Dakota	December 31, 2021	December 31, 2021	0.9
Colorado	December 31, 2021	Not Applicable	0.5
Other	Not Applicable	Not Applicable	1.2
			100.0%

Agency Force

Our agency force is one of our most important competitive advantages. Our priority is to ensure that we have best-in-class distribution systems and support, including agent recruiting and retention, training and leadership. Our agents are independent contractors and exclusive agents. We have a written contract with each member of our agency force. The contract covers a number of topics including privacy, compensation payments and reserving our ownership of customer lists.

In the multi-line states where we manage the Farm Bureau affiliated property-casualty companies, our agents are supervised by agency managers employed by the property-casualty companies which are under our direction. There are 1,141 agents and managers in our multi-line states. These agents market a full range of our life insurance and annuity products. They also market products for the property-casualty companies that we manage. These agents are supported by 1,269 sales associates who assist them and provide a variety of support in the sales process. We are responsible for product and sales training for all lines of business in our multi-line states.

In our life partner states, our life insurance and annuity products are marketed by agents that we share with our property-casualty company partners in that state. There are 654 agents and managers in our life partner states. These agents market our life and annuity products and market the property-casualty products of that state's affiliated property-casualty company. We are responsible for training the agency force in life insurance products and sales methods in our life partner states.

Sales activities of our agents focus on personal contact and on cross-selling life and annuity products to the existing property-casualty customers. The Farm Bureau name recognition and access to Farm Bureau membership leads to additional customers, cross-selling of additional insurance products and increased retention.

The focus of agency managers is to recruit, train, supervise and retain agents to achieve high production levels of profitable business. Managers receive overwrite commissions on each agent's life insurance commissions which vary according to that agent's productivity level and persistency of business. In addition, there is a variable component to agency manager compensation which rewards the attainment of life-related sales goals.

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

In order to further strengthen our distribution, current efforts are focused on making sure we have the systems and technology solutions in place to support our agents' sales and service processes. In addition, in order to increase an agent's opportunity for success, we have changed how we train new agents. In 2014 we introduced a reserve agent program in which the agent completes a training program that can take up to three months and achieves certain production minimums on a part-time basis before being contracted as a full-time agent. This program gives us and the agent an opportunity to assess whether the candidate is expected to have a successful long-term career as our agent. Our four-year agency force retention rate for 2014 was approximately 33%.

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

Premiums Collected - Annuity Segment

	Year ended December 31,
	2014	2013	2012
	(Dollars in thousands)
First year - individual	$104,713	$115,815	$164,235
Renewal - individual	105,742	111,562	138,191
Index	78,795	23,364	1,995
Group	8,781	8,725	11,923
Total Annuity	$298,031	$259,466	$316,344

Annuity premiums collected increased in 2014 primarily due to growing sales of our index annuity product, which was introduced in 2012. With the exception of index annuity sales, we intentionally decreased the amount of annuity sales beginning in 2012 by suspending sales of certain products and reducing agent commission rates on certain products where it was difficult to achieve profitability targets during this period of low market interest rates. We have placed renewed emphasis on sales of products with low guaranteed crediting rates. The amount of traditional annuity premiums collected is highly dependent upon the relationship between the current crediting rates on our products and the perceived security of our products compared to those of competing products. Average crediting rates on our individual deferred annuity contracts were 2.91% in 2014, 2.97% in 2013 and 3.15% in 2012. Traditional annuity premiums collected in our Farm Bureau market territory in 2014 were concentrated primarily in the states of Iowa (28%), Kansas (27%) and Wyoming (7%).

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

Approximately 37% of our existing individual traditional annuity business, based on account balances, is held in qualified retirement plans. For the deferred annuity products, to further encourage persistency, a surrender charge is imposed against the policyholder's account balance for early termination of the annuity contract within a specified period after its effective date. The surrender charge structure varies by product, but typically starts at 6% to 10% and decreases 1% per year until it reaches 0%.

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

Withdrawal Rates

Withdrawal rates (excluding death benefits) for our individual deferred annuities were 4.6% for 2014, 5.1% for 2013 and 4.8% for 2012. We believe the competitive environment, due to the low level of market interest rates discussed above, has favorably impacted the level of withdrawal rates in these periods.

Interest Crediting Policy

We have a rate setting committee that meets monthly, or more frequently if required, to review and establish current period interest rates based upon existing and anticipated investment opportunities. This applies to new sales and to annuity products after an initial guaranteed period. We examine earnings on assets by portfolio. We then establish rates based on each product's target spread and competitive market conditions at the time. Most of our annuity contracts have guaranteed minimum crediting rates. These rates range from 1.00% to 5.50%, with a weighted average guaranteed crediting rate of 2.43% at December 31, 2014 and 2.55% at December 31, 2013. The weighted average interest rate guarantees on annuity contracts issued during 2014 was 1.00%.

Index Annuities

Our agency force began selling our new index annuity product in late 2012. With an index annuity, the policyholder may choose from a traditional fixed rate strategy or an index strategy, with the underlying index being the S&P 500®. The product requires crediting of interest and a reset of the index annually. The computation of the index credit is based upon either a point-to-point calculation (i.e., the gain in the index from the beginning of the contract year to the next reset date) or a monthly averaging of the index during the period, subject to a cap. This product allows contract holders to transfer funds among the index accounts and a traditional fixed rate strategy at the end of each reset period. It automatically includes a guaranteed lifetime withdrawal benefit rider. If activated by the policyholder, the rider provides a minimum amount that is available for withdrawal at specified withdrawal rates even if the accumulated value goes to zero. There is an additional annual charge for the activated rider.

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

Interest Crediting Rates Compared to Guarantees - Annuity Segment

Liabilities at
December 31, 2014
(Dollars in thousands)
Fixed rate annuities:
Greater than or equal to 100 basis points over guarantee	$661,480
50 basis points to 99 basis points over guarantee	194,662
1 basis point to 49 basis points over guarantee	109,962
At guaranteed rate	1,723,452
Index annuities	131,518
Non-discretionary rate setting products	549,035
Total interest sensitive product liabilities	$3,370,109

In Force - Annuity Segment

	December 31,
	2014	2013	2012
	(Dollars in thousands)
Number of contracts	52,938	53,252	53,757
Interest sensitive reserves	$3,370,109	$3,172,598	$3,048,797
Other insurance reserves	372,244	376,879	383,340

Life Insurance Segment

We sell a variety of traditional and universal life insurance products through our exclusive agency force. The Life Insurance segment consists of whole life, term life and universal life policies. These policies provide benefits upon the death of the insured and may also allow the customer to build cash value on a tax-deferred basis.

Premiums Collected - Life Insurance Segment

	For the year ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Universal life:
First year	$36,446	$70,470	$30,217
Renewal	63,684	57,693	51,325
Total	100,130	128,163	81,542
Participating whole life:
First year	11,264	11,909	11,202
Renewal	97,483	96,532	96,738
Total	108,747	108,441	107,940
Term life and other:
First year	11,282	11,352	11,242
Renewal	86,103	79,941	74,292
Total	97,385	91,293	85,534
Total Life Insurance	306,262	327,897	275,016
Reinsurance ceded	(24,164)	(20,423)	(19,307)
Total Life Insurance, net of reinsurance	$282,098	$307,474	$255,709

Life premiums collected were lower in 2014 and higher in 2013, compared to the prior years, primarily due to universal life sales. Changes in our universal life product in late 2013 contributed to lower sales in 2014, while our emphasis on universal life insurance product sales as well as the strong farm and energy subsectors of the economy in our marketplace contributed to the increase in sales in 2013. Life insurance premiums collected in our market territory in 2014 were concentrated primarily in the states of Iowa (24%), Kansas (15%) and Oklahoma (9%).

Traditional Life Insurance

We offer traditional participating whole life insurance products. Participating whole life insurance provides benefits for the life of the insured. It provides level premiums and a level death benefit and requires payments in excess of mortality costs in early years to offset increasing mortality costs in later years. Under the terms of these policies, policyholders have a right to participate in our surplus to the extent determined by Farm Bureau Life, generally through annual dividends. Participating business accounted for 33% of life receipts from policyholders during 2014 and represented 12% of life insurance in force at December 31, 2014.

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

Underwriting

We follow formal underwriting standards and procedures designed to properly assess and quantify life insurance risks before issuing policies to individuals. To implement these procedures, we employ an underwriting staff of 12 underwriters who have an average of 26 years of experience in the insurance industry. Our underwriters review each application, which is prepared under the supervision of our agents, and any required medical records. We generally employ blood, oral fluid or urine testing (including HIV antibody testing) to provide additional information whenever the applicant is age 18 or older and the face amount is $100,000 or greater. Based on the results of these tests, we may adjust the mortality charge or decline coverage completely. We also have an automated process for handling term policies for ages 18 to 60 with face amounts of $20,000 to $100,000. We use our automated underwriting guidelines to evaluate the medical history provided by the applicant and information received from three service providers. Based on the evaluation against our automated underwriting guidelines, we may adjust the mortality charge or decline coverage. Generally, tobacco use by a life insurance applicant within the preceding one-year period results in a substantially higher mortality charge. In accordance with industry practice, material misrepresentation on a policy application can result in the cancellation of the policy upon the return of any premiums paid.

Interest Crediting and Participating Dividend Policy

The interest crediting policy for our life insurance products is the same as for our traditional annuity products in the Annuity segment. See "Interest Crediting Policy" under the Annuity Segment discussion. We pay dividends, credit interest and determine other nonguaranteed elements on the individual insurance policies depending on the type of product. Some elements, such as dividends, are generally declared for a year at a time. Interest rates and other nonguaranteed elements are determined based on experience as it emerges and with regard to competitive factors. Weighted average contractual credited rates on our universal life contracts were 3.99% in 2014, 4.11% in 2013 and 4.14% in 2012. Our universal life contracts have guaranteed minimum crediting rates that range from 3.00% to 4.50%, with a weighted average guaranteed crediting rate of 3.70% at December 31, 2014 and 3.72% at December 31, 2013.

Interest Crediting Rates of Interest Sensitive Life Products Compared to Guarantees - Life Insurance Segment

Liabilities at
December 31, 2014
(Dollars in thousands)
Discretionary rate setting products with minimum guarantees:
Greater than or equal to 100 basis points over guarantee	$128,244
At guaranteed rate	651,489
Non-discretionary rate setting products	56,413
Total interest sensitive product liabilities	$836,146

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

In Force - Life Insurance Segment

	December 31,
	2014	2013	2012
	(Dollars in thousands, except face amounts in millions)
Number of policies - traditional life	362,519	358,924	355,519
Number of policies - universal life	62,020	61,250	59,833
Face amounts - traditional life	$45,295	$42,866	$40,333
Face amounts - universal life	6,436	6,190	5,807
Traditional insurance reserves	1,750,822	1,679,942	1,615,088
Interest sensitive reserves	836,146	777,571	686,067

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

During 2010 we discontinued underwriting new sales of variable products. We decided to discontinue underwriting these products due to the challenge of achieving the scale necessary to generate acceptable returns and be competitive in this product line over time. The existing in force business remains on our books and we continue to administer this business.
Variable premiums collected from prior sales were $66.1 million in 2014, $68.3 million in 2013 and $73.8 million in 2012. During 2010, we began selling variable products underwritten by another insurance company with variable product expertise. We earn fees from the sale of these brokered products, which are reported as other income, and we are not responsible for administering this business. A portion of these revenues is passed on to our agents as commissions for the underlying sales.

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

Primary Reinsurers as of December 31, 2014

Reinsurer	A.M. Best Rating	Amount of In Force Ceded	Reserve Credit
		(Dollars in millions)
Swiss Re Life & Health America Inc.	A+	$5,968.3	$21.5
RGA Reinsurance Company	A+	4,168.4	26.6
SCOR Global Life USA Reinsurance Company	A	2,512.3	10.5
All other (11 reinsurers)*	A- to A++	1,188.5	6.9
Total		$13,837.5	$65.5

*
All other includes Scottish Re, which is not rated by A.M. Best. New business with Scottish Re was terminated in early 2007, following difficulties at that company and related ratings downgrades. As of December 31, 2014, $315.3 million of in force was ceded to Scottish Re. Scottish Re continues to meet its reinsurance obligation with us in a normal fashion.

In addition, we have an annual 100% quota share accidental death reinsurance agreement. Coverage includes all acts of terrorism including those of a nuclear, chemical or biological origin. Coverage is subject to an annual aggregate retention by us of $13.9 million.

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

As of the date of this filing, Farm Bureau Life's A.M. Best financial strength rating is "A" (Excellent) with a stable outlook and FBL Financial Group's A.M. Best issuer credit rating is "a" with a stable outlook.

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

We operate in a highly competitive industry. Insurers compete based primarily upon price, service level and the financial strength of the company. The operating results of companies in the insurance industry historically have been subject to significant fluctuations due to competition, economic conditions, interest rates, investment performance, maintenance of insurance ratings from rating agencies and other factors. We believe our ability to compete with other insurance companies is dependent upon, among other things, our ability to attract and retain agents to market our insurance products, our ability to develop competitive and profitable products and our ability to maintain good or better ratings from rating agencies. In connection with the development and sale of our products, we encounter significant competition from other insurance companies and other financial institutions, such as banks and broker/dealers, many of which have financial resources substantially greater than ours.

Regulation

All segments of our business are highly regulated. See "Item 1A. Risk Factors."

Employees

At December 31, 2014, we had 1,628 employees. A majority of our employees, including the executive officers, also provide services to Farm Bureau Property & Casualty Insurance Company and other affiliates pursuant to management agreements. None of our employees are members of a collective bargaining unit.

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
A key component of our financial results is the spread earned (the investment yield we earn less the crediting rates we pay to our policyholders). A narrowing of spreads would adversely affect operating results. Although we have the right to adjust interest crediting rates on a portion of our business in force, changes to crediting rates may not be sufficient to maintain targeted investment spreads in all economic and market environments. Our ability to lower crediting rates is subject to contractual minimum crediting rate floors. In addition, competition and other factors, including the potential for increases in surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid the narrowing of spreads under certain market conditions.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risks of Financial Instruments" for further discussion of our interest rate risk exposure and information regarding our asset-liability management program.
Difficult conditions in the financial markets and the economy may materially adversely affect our business and results of operations.

Our results of operations are materially affected by conditions in the economy and financial markets. Below-average global growth and low market interest rates continue to challenge the life insurance and annuity industries. While the U.S. economy continues to expand at a favorable pace, growth is slowing across much of the rest of the global economy. In the financial markets, strong liquidity, strong corporate profitability and modest economic growth continue to support fundamental credit quality. However, challenging economic conditions outside of the U.S. and strong demand for U.S. assets have restrained interest rates broadly, challenging growth in investment income and resulting in declining portfolio investment yields across the insurance industry.
Our business benefits from moderate to strong economic expansion. Conversely, a lackluster economic recovery characterized by higher unemployment, lower family income, lower consumer spending, muted corporate earnings growth and lower business investment could adversely impact the demand for our products in the future. In addition, a significant portion of our customer base operates in the agricultural industry; accordingly, fluctuation in commodity prices, federal subsidies and the value of farm land may impact our customers' demand for our insurance and investment products. We also may experience a higher incidence of claims, lapses or surrenders of policies following such fluctuations. We cannot predict whether or when such actions may occur, or what impact such actions could have on our business, results of operations, cash flows or financial condition.
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
We manage our capital level to be consistent with statutory and rating agency requirements. As of December 31, 2014, we estimate that Farm Bureau Life has sufficient capital to meet our rating objectives. However, this capital may not be sufficient if significant future losses are incurred and access to additional capital is limited.

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
Certain market sectors may become dislocated following periods of volatile and illiquid market conditions, increasing the difficulty in valuing certain instruments, as trading becomes less frequent and/or market data less observable. As a result, certain valuations may require greater estimation and judgment as well as more complex valuation methods. These values may not ultimately be realizable in a market transaction, and such values may change rapidly as market conditions change and valuation assumptions are modified.
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

Particularly in the event of a major downturn in economic activity, we are subject to the risk that issuers of fixed maturity securities, other debt securities and commercial mortgage borrowers, will default on principal and interest payments. As of December 31, 2014, we held $6.6 billion of fixed income securities, $0.3 billion of which represented below-investment grade holdings. Of these below-investment grade holdings, 95.7% were acquired as investment grade holdings but, as of December 31, 2014, had been downgraded to below investment grade. An increase in defaults on our fixed maturity securities and commercial mortgage loan portfolios could harm our financial strength and reduce our profitability.

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
The amount of dividends we have available to pay our common shareholders is limited to a certain extent by the amount of dividends our primary operating subsidiary, Farm Bureau Life, is able to pay to its parent, FBL Financial Group, Inc. Farm Bureau Life's ability to pay dividends to FBL Financial Group, Inc., its parent, is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. At December 31, 2014, Farm Bureau Life’s statutory unassigned surplus was $418.5 million. During 2015, the maximum amount available for distribution to FBL Financial Group, Inc. from Farm Bureau Life without regulatory approval is $97.8 million. There are certain additional limits to the amount of dividend that may be paid within a year without approval of the Insurance Division, Department of Commerce of the State of Iowa (the Iowa Insurance Division) as discussed in Note 7 to our consolidated financial statements included in Item 8.

In addition, Farm Bureau Life is subject to the risk-based capital (RBC) requirement of the National Association of Insurance Commissioners (NAIC) set forth in the Risk-Based Capital for Insurers Model Act (the Model Act). The main purpose of the Model Act is to provide insurance regulators a method of measuring the minimum amount of capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. U.S. insurers and reinsurers are required to report the results of their RBC calculations as part of the statutory annual statements filed with state insurance regulatory authorities. State laws specify regulatory actions if an insurer's risk-based capital ratio, a measure of solvency, falls below certain levels. The NAIC has a standard formula for annually assessing RBC based on various risk factors related to an insurance company's capital and surplus, including insurance, business, asset and interest rate risks. The insurance regulators impose regulatory actions when a company's total adjusted capital is equal to or lower than 200% of its authorized control level risk-based capital. The severity of regulatory actions increase until the point where regulators assume control of an insurance company when its total adjusted capital is equal to or less than 70% of its authorized control level risk-based capital.

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

Although the federal government does not directly regulate the business of insurance, our company is subject to the same federal laws as other corporations, including, but not limited to pension regulation, discrimination, financial services regulation, securities regulation and federal taxation. Any one of these regulatory schemes can significantly affect the insurance business. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies. The Dodd-Frank Act of 2010 established the Federal Insurance Office (FIO) within the Department of Treasury to collect information about the insurance industry, recommend prudential standards and represent the U.S. in dealings with foreign insurance regulators. We continue to monitor the activities of the FIO, NAIC and the state insurance regulators.

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

Our investment management subsidiary is an SEC-registered investment adviser. This entity manages the investment portfolios for a few non-affiliated organizations, as well as oversees financial advisory services provided by our agent force. Our registered separate accounts are themselves highly regulated under the Investment Company Act.

In addition, our broker-dealer subsidiary is registered with the SEC and is subject to regulation under the Exchange Act and various state securities laws, and is a member of and subject to regulation by FINRA. Registered representatives sell variable products and mutual funds through our affiliated broker/dealer and are regulated by FINRA and state securities regulators.

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. From time to time, we are required to adopt new or revised accounting standards. It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our financial condition and results of operations. This includes the current work by accounting standards setting bodies on a project evaluating the accounting for insurance contracts. While the scope of this project was scaled back in 2014, it is uncertain what the outcome of the project will be or when it will be completed. The impact of accounting pronouncements that have been issued but not yet implemented is discussed in Note 1 to our consolidated financial statements included in Item 8.

An inability to access Federal Home Loan Bank (FHLB) funding could adversely affect our profitability.

The Federal Housing Finance Agency (FHFA) in 2014 proposed a rule that would revise the requirements to apply for and retain membership in any of the Federal Home Loan Banks. This proposed rule followed an Advance Notice of Proposed Rulemaking issued by FHFA in 2010 regarding possible changes to the requirements applicable to FHLB members. The proposed rule would establish a quantitative test requiring members to hold, on an ongoing basis, a certain percentage of assets in home mortgage loans. Currently FHLB members must demonstrate that they originate or purchase long-term home mortgage loans only at the time of application for FHLB membership, without specifying a particular level of activity. If a quantitative asset test is ultimately adopted by FHFA, then depending on the level of home mortgage loan assets required by such a test, our eligibility for continued FHLB membership may be jeopardized, impacting our FHLB borrowing capacity. Any event that adversely affects FHLB lending to us could have an adverse effect on our profitability.

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
Deferred acquisition costs (DAC) include certain direct costs of successfully acquiring new insurance business, including commissions and other expenses related to the production of new business, to the extent recoverable from future policy revenues and gross profits. Bonus interest credited to contracts during the first policy year is also included. We amortize these costs over the expected lives of the contracts. We test the DAC recorded on our consolidated balance sheet to determine if these amounts are recoverable under current assumptions. In addition, we regularly review the estimates and assumptions underlying DAC for those products for which we amortize DAC in proportion to gross profits. Given changes in facts and circumstances, these tests and reviews could lead to reductions in DAC that could have an adverse effect on the results of our operations and our financial condition. Increases in actual or expected future withdrawals or surrenders and investment losses, which are more likely in a severe economic recession, would result in an acceleration of DAC amortization. In addition, significant or sustained equity and bond market declines could result in an acceleration of DAC amortization related to variable annuity and variable universal life contracts.

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
Farm Bureau Life's business relies significantly upon the maintenance of our right to use the Farm Bureau and FB trade names and related trademarks and service marks which are controlled by the American Farm Bureau and state Farm Bureau organizations. See discussion under "Item 1. Business - Marketing and Distribution - Affiliation with Farm Bureau" for information regarding these relationships and circumstances under which our access to the Farm Bureau membership base and use of the Farm Bureau and FB designations could be terminated. The loss of the right to use these designations in a key state or states could have a material adverse effect on operating results.
Our relationship with Farm Bureau organizations could result in conflicts of interests.
Our business and operations are interrelated to a degree with that of the American Farm Bureau, its affiliates, and state Farm Bureau organizations. The overlap of the business, including service of certain common executive officers and directors of the Company and the state Farm Bureau organizations, may give rise to conflicts of interest among these parties. Conflicts could arise, for example, with respect to business dealings among the parties, the use of a common agency force, the sharing of employees, space and other services and facilities under intercompany agreements, and the allocation of business opportunities between them. Conflicts of interest could also arise between the Company and the various state Farm Bureau organizations in our life-only states, some of whose presidents serve as directors of the Company, and which control their state affiliated property-casualty insurance company, with respect to the use of the common agency force.
Changes in federal tax laws may affect sales of our products and profitability.
The annuity and life insurance products that we market generally offer income tax advantages to policyholders as compared to other savings instruments, such as certificates of deposit and taxable bonds. Current federal income tax law allows for the deferral of income tax on the earnings during the accumulation period of certain annuity or insurance policies, as opposed to the current taxation of other savings instruments. In addition, life insurance death benefits are generally exempt from the income tax. Legislation eliminating this tax deferral or tax exemption, or changes to reduce the taxation of competing products, could adversely affect our financial position and results of operations.
Congress has from time to time considered legislation that would increase the amount of income tax expense incurred by insurance companies, including proposals to reduce the deduction for dividends received on assets held in separate accounts to support variable products. Reduction or elimination of federal tax credits for low-income housing and disallowing deductions for certain executive compensation have also been discussed as a potential means to reduce federal budget deficits. To the extent legislation were enacted that includes any of these items, we would incur additional income tax expense, thereby reducing earnings. Additionally, the amount of tax currently due could be accelerated significantly by provisions modifying the tax treatment of life insurance reserves, policy acquisition costs, depreciation and market discount on bonds. The likelihood of enactment of any of these proposals and any adverse consequences they may cause us is highly uncertain.
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
Cyber attacks, system security risks, data protection breaches and other technology failures could adversely affect our business and results of operations.
A technology failure could occur and potentially disrupt our business, damage our reputation and adversely affect our profitability. Our information technology systems have been, and will likely continue to be, subject to computer viruses or other malicious codes, unauthorized access or cyber attacks. The administrative and technical controls and other preventive actions we take to reduce the risk of cyber incidents and protect our information technology systems may be insufficient to prevent physical and electronic break-ins, cyber attacks or other security breaches to our computer systems. In addition, disruptions or breaches could occur as a result of natural disasters, man-made disasters, epidemic/pandemic, industrial accident, blackout, criminal activity, technological changes or events, terrorism or other unanticipated events beyond our control. While the company has obtained insurance and has implemented a variety of preventative security measures such as risk management, information protection, disaster recovery and business continuity plans, no predictions of specific scenarios can be made. Unanticipated problems with our systems or recovery plans could have a material adverse impact on our ability to conduct business, our results and financial position.
We face risks relating to litigation, including the costs of such litigation, management distraction and the potential for damage awards, which may adversely impact our business.
We are occasionally involved in litigation, both as a defendant and as a plaintiff. In addition, state regulators such as the Iowa Insurance Division, and federal regulators such as the SEC, FINRA, the Department of Labor and the Internal Revenue Service, are entitled to make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, tax laws, the Employee Retirement Income Security Act of 1974 and laws governing the activities of broker-dealers. Companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims. Moreover, we are subject to the risks of errors and misconduct by our exclusive agents, such as fraud, non-compliance with policies and recommending transactions that are not suitable. While we are currently not a party to any lawsuit that we believe will have a material adverse effect on our business, financial condition or results of operations, there can be no assurance that such litigation, or any future litigation, will not have such an effect, whether financially, through distraction of our management or otherwise.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal operations are conducted from property leased from a subsidiary of the Iowa Farm Bureau Federation under a 10 year operating lease that expires in 2021, with automatic five-year extensions unless terminated by one of the parties at least six months prior to the expiration date. Currently, the property leased primarily consists of approximately 154,000 square feet of a 400,000 square foot office building in West Des Moines, Iowa. We consider the current facilities to be adequate for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

Information required for Item 3 is incorporated by reference from the discussion in Note 10 to our consolidated financial statements included in Item 8.

ITEM 4. MINE AND SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Market and Dividend Information

The Class A common stock of FBL Financial Group, Inc. is traded on the New York Stock Exchange under the symbol FFG. The following table sets forth the cash dividends per common share and the high and low prices of FBL Financial Group Class A common stock as reported in the consolidated transaction reporting system for each quarter of 2014 and 2013.

Class A Common Stock Data (per share)	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
2014
High	$44.85	$47.27	$47.65	$58.72
Low	36.22	41.87	42.28	43.76
Dividends declared and paid	0.35	0.35	0.35	0.35
2013
High	$39.16	$43.51	$46.28	$46.82
Low	33.25	37.31	42.58	42.49
Dividends declared and paid	0.11	0.11	2.15	0.15

Special Dividend

On August 21, 2013, the Board of Directors approved a special cash dividend on Class A common stock of $2.00 per share, which was paid on September 13, 2013, to shareholders of record as of September 6, 2013. The aggregate dividend was $51.4 million.

Tender Offer of Class B Shares

There is no established market for purchasing our Class B common stock, although it is convertible upon demand into Class A common stock on a share for share basis. As part of a comprehensive capital management program, the Board of Directors authorized the repurchase of Class B common shares through a tender offer for 99 percent of all Class B shares outstanding. The tender offer was conditioned upon all the Class B shareholders either tendering their shares or converting their shares to Class A common stock. The tender price of $45.33 was based upon the average of the closing price of FBL’s Class A common stock for the seven consecutive business days preceding the tender closing date of September 25, 2013. All Class B shareholders participated with 1,023,948 Class B common shares repurchased for $46.4 million and 105,930 Class B common shares converted to Class A common stock.

Other Information

As of January 21, 2015, there were approximately 6,200 holders of Class A common stock and 21 holders of record of Class B common stock.

Class B common stockholders receive dividends at the same rate as that declared on Class A common stock. We intend to declare regular quarterly cash dividends in the future, subject to the discretion of the Board of Directors, which depends in part upon general business conditions, legal restrictions and other factors the Board of Directors deems relevant. It is anticipated that the quarterly dividend rate for 2015 will increase to $0.40 per share and a special dividend of $2.00 per common share will be paid in the first quarter of 2015.

For restrictions on dividends, see "Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources" included in Item 7.

Comparison of Five-Year Total Return

	Period Ending
	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
FBL Financial Group, Inc.	$100.00	$156.37	$187.30	$190.75	$264.43	$353.00
S&P 500 Index	100.00	115.06	117.49	136.30	180.44	205.14
S&P 500 Life & Health Insurance Index	100.00	125.25	99.31	113.80	186.04	189.66

Source: SNL Financial LC

The performance graph shows a comparison of the cumulative total return over the past five years of our Class A common stock, the S&P 500 Index and the S&P 500 Life and Health Insurance Index. The graph plots the changes in value of an initial $100 investment, assuming reinvestment of dividends.

Issuer Purchases of Equity Securities

The following table sets forth issuer purchases of equity securities for the quarter ended December 31, 2014.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2014 through October 31, 2014	33,930	$44.78	33,930	$42,701,501
November 1, 2014 through November 30, 2014	—	—	—	$42,701,501
December 1, 2014 through December 31, 2014	—	—	—	$42,701,501
Total	33,930	$44.78

Activity in this table represents Class A common shares repurchased by the Company in connection with the repurchase plan announced on February 20, 2014, which will expire on March 31, 2016. The plan authorizes us to make up to $50.0 million in repurchases of Class A common stock in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. Completion of the program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares, if any, that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

	As of or for the year ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands, except per share data)
Consolidated Statement of Income Data
Interest sensitive product charges	$109,770	$111,575	$101,410	$97,103	$93,881
Traditional life insurance premiums	183,300	180,944	175,086	168,519	162,056
Net investment income	382,082	370,651	361,324	343,310	324,540
Realized gains (losses) on investments	2,938	13,555	452	(8,296)	11,576
Total revenues	692,939	691,231	655,540	618,337	606,342

Income from continuing operations	109,869	108,393	82,796	52,209	80,993
Income (loss) from discontinued operations	—	—	(2,939)	(11,464)	34,587
Net income	$109,869	$108,393	$79,857	$40,745	$115,580

Earnings per common share:
Income from continuing operations	$4.42	$4.25	$3.01	$1.69	$2.66
Income (loss) from discontinued operations	—	—	(0.11)	(0.37)	1.14
Earnings per common share	$4.42	$4.25	$2.90	$1.32	$3.80
Earnings per common share - assuming dilution:
Income from continuing operations	$4.39	$4.21	$2.97	$1.67	$2.63
Income (loss) from discontinued operations	—	—	(0.10)	(0.37)	1.13
Earnings per common share - assuming dilution	$4.39	$4.21	$2.87	$1.30	$3.76

Cash dividends (1)	$1.4000	$2.5200	$0.4000	$0.2875	$0.2500
Weighted average common shares outstanding - assuming dilution	25,016,244	25,774,415	27,838,548	31,215,023	30,718,616

Consolidated Balance Sheet Data
Total investments	$7,680,970	$7,040,002	$7,160,650	$6,397,195	$5,853,341
Assets held in separate accounts	683,033	693,955	618,809	603,903	675,586
Total assets	9,064,408	8,461,323	8,417,726	8,109,368	15,177,657
Long-term debt	97,000	97,000	147,000	146,968	271,168
Total liabilities	7,811,526	7,416,532	7,205,479	6,906,939	14,132,931
Total stockholders' equity (2)	1,252,882	1,044,791	1,212,247	1,202,429	1,044,725
Book value per common share (2)	50.57	42.08	47.47	39.13	33.66

Notes to Selected Consolidated Financial Data

(1)	Dividends in 2013 include a special $2.00 per share cash dividend to Class A and B common shareholders.

(2)
Amounts are impacted by accumulated other comprehensive income totaling $258.4 million in 2014, $119.1 million in 2013, $289.9 million in 2012, $177.8 million in 2011, and $51.6 million in 2010. These amounts are net of deferred income taxes and other adjustments for assumed changes in deferred acquisition costs, unearned revenue reserve, value of insurance in force acquired and policyholder liabilities.

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

We analyze operations by reviewing financial information regarding our primary products that are aggregated in Annuity and Life Insurance product segments. In addition, our Corporate and Other segment includes various support operations, corporate capital and other product lines that are not currently underwritten by the Company. We analyze our segment results based on pre-tax operating income, which excludes the impact of certain items that are included in net income. See Note 13 to our consolidated financial statements included in Item 8 for further information regarding how we define our segments and operating income.

We also include within our analysis “premiums collected,” which is not a measure used in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP), but is a common industry measure of agent productivity. See Note 13 to our consolidated financial statements included in Item 8 for further information regarding this measure and its relationship to GAAP revenues.

On December 30, 2011, we completed the sale of our wholly-owned subsidiary, EquiTrust Life Insurance Company (EquiTrust Life). As a result of the sale, certain lines of business are considered discontinued operations, and unless otherwise indicated, have been removed from the discussion that follows. See Note 15 to our consolidated financial statements included in Item 8 for additional information related to the sale.

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

Our profitability is also impacted by changes in accounting guidance that impact the timing of profit recognition. See Note 1 to our consolidated financial statements included in Item 8 for details on pending accounting pronouncements. In addition to guidance that has been adopted, the accounting standards setting bodies are currently working on other projects that could impact the timing of profit emergence including the accounting for insurance contracts, financial instruments and leases. It is uncertain what the outcome of these or other projects will be or when they will be completed.

Impact of Recent Business Environment

Our business generally benefits from moderate to strong economic expansion. Conversely, a lackluster economy characterized by higher unemployment, lower family income, lower consumer spending, muted corporate earnings growth and lower business investment could adversely impact the demand for our products in the future. We also may experience a higher incidence of claims, lapses or surrenders of policies during such times. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations, cash flows or financial condition.

Economic environmental factors which may impact our business include, but are not limited to, the following:

•	Gross Domestic Product increased approximately 2.6% during 2014 based on early estimates.

•	U.S. unemployment was estimated to be 5.6% through December 2014.

•	U.S. net farm income is forecast to decrease 24.6% and farm real estate value is forecast to increase 2.9% during 2014.

•	The U.S. 10 Year Treasury yield declined during 2014 from 3.04% at December 31, 2013 to 2.17% at December 31, 2014.

•	Continued uncertainty as to actions the United States Congress will take to address the national debt, including potential actions to change the tax advantages of life insurance.

The low market interest rate environment continues to impact our investment yields as well as the interest we credit on our interest sensitive products. Interest rates remained low during 2014, as the benchmark 10 year U.S. Treasury yield declined during the year, offsetting moderate increases in overall credit spreads and placing further strain on available investment yields. Our average investment portfolio yield declined during 2014 as yields on new acquisitions were generally lower than the average portfolio yield. As a result we proactively reduced customer crediting rates on certain annuity and universal life products. Low crediting rates pose challenges to maintaining attractive annuity and universal life products, although our rates are comparable to other insurance companies, allowing us to maintain our competitive position within the market. We continue to reassess the future profitability of our interest sensitive products as future profit expectations impact the valuation of deferred policy acquisition costs. During 2014 we unlocked our profitability assumptions to reflect the expectation of lower earned spread rates, primarily driven by the expected continuation of low market interest rates. We have, however, experienced an increase in the fair value of our fixed maturity security portfolio during 2014 due to declining market yields. See the segment discussion and “Financial Condition” section that follows for additional information regarding the impact of low market interest rates on our business.

Results of Operations for the Three Years Ended December 31, 2014

	Year ended December 31,			Change over prior year
	2014	2013	2012	2014	2013
	(Dollars in thousands, except per share data)
Pre-tax operating income:
Annuity segment	$65,056	$63,592	$55,910	2%	14%
Life Insurance segment	51,521	48,814	43,741	6%	12%
Corporate and Other segment	22,865	22,172	16,856	3%	32%
Total pre-tax operating income	139,442	134,578	116,507	4%	16%
Income taxes on operating income	(32,401)	(33,985)	(33,748)	(5)%	1%
Operating income	107,041	100,593	82,759	6%	22%

Realized gains/losses on investments (1)	1,786	8,206	(477)	(78)%	(1,820)%
Change in net unrealized gains/losses on derivatives (1)	1,114	(241)	619	(562)%	(139)%
Loss on debt redemption (1)	—	—	(22)	NA	NA
Net impact of discontinued operations (1)	—	—	(2,939)	NA	NA
Net income attributable to FBL Financial Group, Inc.	$109,941	$108,558	$79,940	1%	36%

Operating income per common share - assuming dilution	$4.27	$3.90	$2.97	9%	31%

Earnings per common share - assuming dilution:
Continuing operations	$4.39	$4.21	$2.97
Discontinued operations	—	—	(0.10)
Earnings per common share - assuming dilution	$4.39	$4.21	$2.87	4%	47%

Effective tax rate on operating income	23%	25%	29%

Average invested assets, at amortized cost	$6,932,914	$6,723,601	$6,343,284	3%	6%
Annualized yield on average invested assets	5.61%	5.74%	5.87%
Impact on operating income of unlocking deferred acquisition costs, value of insurance in force acquired and unearned revenue reserve, net of tax	$(1,206)	$231	$(3,413)	(622)%	(107)%

(1)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred acquisition costs, value of insurance in force acquired and income taxes attributable to these items.

Our operating income increased in 2014, compared to 2013, primarily due to the impact of an increase in the volume of business in force, higher investment fee income and lower expenses, partially offset by the impact of unlocking assumptions used in the calculation of amortization of deferred acquisition costs and the value of insurance in force. Operating income increased in 2013, compared to 2012, primarily due to the impact of an increase in the volume of business in force, higher corporate segment net investment income and the impact of unlocking. These increases were partially offset by an increase in death benefits in 2013.

Net income increased in 2014, compared to 2013, primarily due to the increase in operating income and was largely offset by a decrease in net realized gains from investment sales. Net income increased in 2013, compared to 2012, due to increases in operating income and realized gains from investment sales, and a reduction in losses from discontinued operations. See the discussion that follows for details regarding operating income by segment.

Earnings per share from continuing operations and operating income per common share benefited from the repurchase of Class A common shares, primarily in 2012, as well as a tender offer for Class B common shares completed in the third quarter of 2013. Details regarding the share repurchases are included in Note 7 to the consolidated financial statements included in Item 8.

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

Annuity Segment

	Year ended December 31,			Change over prior year
	2014	2013	2012	2014	2013
	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges and other income	$1,927	$1,236	$790	56%	56%
Net investment income	201,550	196,303	191,211	3%	3%
Total operating revenues	203,477	197,539	192,001	3%	3%

Benefits and expenses:
Interest sensitive product benefits	105,669	102,308	102,961	3%	(1)%
Underwriting, acquisition and insurance expenses:
Commissions net of deferrals	2,039	2,554	2,504	(20)%	2%
Amortization of deferred acquisition costs	10,477	9,422	9,327	11%	1%
Amortization of value of insurance in force	2,314	907	2,473	155%	(63)%
Other underwriting expenses	17,922	18,756	18,826	(4)%	—%
Total underwriting, acquisition and insurance expenses	32,752	31,639	33,130	4%	(5)%
Total benefits and expenses	138,421	133,947	136,091	3%	(2)%
Pre-tax operating income	$65,056	$63,592	$55,910	2%	14%

Other data
Annuity premiums collected, direct	$298,031	$259,466	$316,344	15%	(18)%
Policy liabilities and accruals, end of period	3,742,353	3,549,477	3,432,137	5%	3%
Average invested assets, at amortized cost	3,751,062	3,576,316	3,435,090	5%	4%
Investment fee income included in net investment income (1)	6,047	5,544	4,355	9%	27%
Average individual annuity account value	2,534,411	2,399,395	2,260,801	6%	6%

Earned spread on individual annuity products:
Weighted average yield on cash and invested assets	5.67%	5.83%	6.06%
Weighted average interest crediting rate	2.88%	2.95%	3.15%
Spread	2.79%	2.88%	2.91%

Individual annuity withdrawal rate	4.6%	5.1%	4.8%

Impact on pre-tax income of unlocking deferred acquisition costs and value of insurance in force acquired	$(1,448)	$1,436	$234	(201)%	514%

(1)	Includes prepayment fee income and net discount of accretion on mortgage and asset-backed securities resulting from changing payment speed assumptions at the end of the period.

Pre-tax operating income for the Annuity segment increased in 2014 and 2013 compared to prior periods. The increase in 2014 was primarily due to higher spread income earned from an increase in the volume of business in force, partially offset by the impact of unlocking and a decrease in the earned spread rate. The increase in 2013 was primarily due to higher spread income earned from an increase in the volume of business in force, higher investment fee income and the impact of unlocking.

Amortization of deferred acquisition costs and the value of insurance in force changed over the three-year period due to changes in actual profits on the underlying business and the impact of unlocking. Unlocking, for each period, represented changes in our projected earned spread, withdrawal and mortality assumptions. During 2014 and 2012, we incurred additional amortization through unlocking as a result of our analysis of the impact of the low interest rate environment on projected investment and spread income.

The average aggregate account value for individual annuity contracts in force increased in 2014 and 2013, compared to the prior periods, due to continued sales and the crediting of interest. Premiums collected increased in 2014 compared to 2013 primarily due to increased sales of indexed annuity products. Indexed annuity collected premiums were $78.8 million in 2014, $23.4 million in 2013 and $2.0 million in 2012. Total annuity premiums collected were lower in 2013 compared to 2012 as we decreased our emphasis on fixed rate deferred annuity sales due to the low interest rate environment.

The Annuity segment also includes advances on our funding agreements with the Federal Home Loan Bank of Des Moines (FHLB). Outstanding funding agreements totaled $362.9 million at December 31, 2014, $322.3 million at December 31, 2013 and $328.5 million at December 31, 2012.
The weighted average yield on cash and invested assets for individual annuities decreased in 2014 and 2013, compared to the prior periods, primarily due to lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, compared with the average existing portfolio yield, partially offset by continued higher investment fee income. See the "Financial Condition" section which follows for additional information regarding the yields obtained on investment acquisitions. Weighted average interest crediting rates on our individual annuity products decreased due to crediting rate actions taken in response to the declining portfolio yield.

Life Insurance Segment

	Year ended December 31,			Change over prior year
	2014	2013	2012	2014	2013
	(Dollars in thousands)

Operating revenues:
Interest sensitive product charges and other income	$60,960	$63,871	$54,691	(5)%	17%
Traditional life insurance premiums	183,300	180,944	175,086	1%	3%
Net investment income	146,349	140,510	138,076	4%	2%
Total operating revenues	390,609	385,325	367,853	1%	5%

Benefits and expenses:
Interest sensitive product benefits:
Interest credited	32,488	31,329	29,252	4%	7%
Death benefits and other	43,481	40,070	33,324	9%	20%
Total interest sensitive product benefits	75,969	71,399	62,576	6%	14%
Traditional life insurance benefits:
Death benefits	68,987	70,705	67,331	(2)%	5%
Surrender and other benefits	30,577	35,118	36,554	(13)%	(4)%
Increase in traditional life future policy benefits	63,308	54,639	52,395	16%	4%
Total traditional life insurance benefits	162,872	160,462	156,280	2%	3%
Distributions to participating policyholders	12,012	13,319	14,275	(10)%	(7)%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	17,454	20,995	17,476	(17)%	20%
Amortization of deferred acquisition costs	15,594	15,760	21,216	(1)%	(26)%
Amortization of value of insurance in force	1,179	1,593	2,984	(26)%	(47)%
Other underwriting expenses	54,008	52,983	49,305	2%	7%
Total underwriting, acquisition and insurance expenses	88,235	91,331	90,981	(3)%	—%
Total benefits and expenses	339,088	336,511	324,112	1%	4%
Pre-tax operating income	$51,521	$48,814	$43,741	6%	12%

Life Insurance Segment - continued

	Year ended December 31,			Change over prior year
	2014	2013	2012	2014	2013
	(Dollars in thousands)
Other data
Life premiums collected, net of reinsurance	$282,098	$307,474	$255,709	(8)%	20%
Policy liabilities and accruals, end of period	2,575,786	2,454,556	2,301,155	5%	7%
Life insurance in force, end of period	51,730,819	49,055,900	46,139,999	5%	6%
Average invested assets, at amortized cost	2,549,750	2,396,368	2,258,593	6%	6%
Investment fee income included in net investment income (1)	1,696	1,854	2,831	(9)%	(35)%
Average interest sensitive life account value	760,755	703,538	650,821	8%	8%

Interest sensitive life insurance spread:
Weighted average yield on cash and invested assets	5.86%	6.04%	6.36%
Weighted average interest crediting rate	3.99%	4.11%	4.14%
Spread	1.87%	1.93%	2.22%

Life insurance lapse and surrender rates	5.4%	5.5%	6.1%

Death benefits, net of reinsurance and reserves released	$73,521	$72,824	$65,624	1%	11%
Impact on pre-tax income of unlocking deferred acquisition costs, value of insurance in force acquired and unearned revenue reserve	4	(595)	(3,762)	(101)%	(84)%

(1)	Includes prepayment fee income and net discount accretion on mortgage and asset-backed securities resulting from changing payment speed assumptions at the end of the period.

Pre-tax operating income for the Life Insurance segment increased in 2014 and 2013 compared to prior periods. The increase in 2014 was primarily due to an increase in the volume of business in force and the impact of unlocking. The increase in 2013 was primarily due to an increase in the volume of business in force and the impact of unlocking, partially offset by increased death benefits.

Comparability between periods was also impacted by the correction of an immaterial error which increased pre-tax earnings by $2.8 million in 2013. This correction was related to a reclassification of certain product loads from deferred revenue to earned income and increased interest sensitive product charges $6.3 million, changes in reserves classified with interest sensitive death benefits $2.5 million and amortization of deferred acquisition costs $1.0 million.

Premiums collected were lower in 2014 and higher in 2013, compared to the prior periods, primarily due to changes in universal life sales. Universal life collected premiums were $100.1 million in 2014, $128.2 million in 2013 and $81.5 million in 2012. The changes in sales activity also contributed to the changes in non-deferrable commission expenses. Continued growth in our business in force contributes to the increase in revenues and expenses.

Unlocking of deferred acquisition costs, value of insurance in force and unearned revenue reserve resulted in increases in 2014 and 2013 operating income compared to prior periods. Unlocking for each year reflected changes in projected earned spreads, policy lapses and mortality assumptions. During 2014 and 2012, we incurred additional amortization through unlocking as a result of our analysis of the impact of the low interest rate environment on projected investment and spread income.

Death benefits, net of reinsurance and reserves released during 2014, remained level compared with 2013. The increase in 2013 compared to 2012 was primarily due to an increase in the average size of claims.

The weighted average yield on cash and invested assets for interest sensitive life insurance products decreased in 2014 and 2013 compared to prior periods due to lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, compared with the average existing portfolio yield and continued decreases in investment fee income. See the "Financial Condition" section which follows for additional information regarding the yields obtained on investment acquisitions. Weighted average interest crediting rates on our interest sensitive life insurance products were impacted by crediting rate decreases taken on various products in 2014, 2013 and 2012 in response to the declining portfolio yield, partially offset by sales of products with higher crediting rates.

Corporate and Other Segment

	Year ended December 31,			Change over prior year
	2014	2013	2012	2014	2013
	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges	$46,547	$46,093	$45,722	1%	1%
Net investment income	31,913	35,843	30,259	(11)%	18%
Other income	15,186	14,839	17,462	2%	(15)%
Total operating revenues	93,646	96,775	93,443	(3)%	4%

Benefits and expenses:
Interest sensitive product benefits	29,470	30,183	30,721	(2)%	(2)%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	3,363	3,861	3,732	(13)%	3%
Amortization of deferred acquisition costs	6,929	5,170	5,326	34%	(3)%
Other underwriting expenses	6,669	6,638	6,850	—%	(3)%
Total underwriting, acquisition and insurance expenses	16,961	15,669	15,908	8%	(2)%
Interest expense	4,707	6,863	7,952	(31)%	(14)%
Other expenses	16,445	18,414	20,513	(11)%	(10)%
Total benefits and expenses	67,583	71,129	75,094	(5)%	(5)%
	26,063	25,646	18,349	2%	40%
Net loss attributable to noncontrolling interest	72	165	83	(56)%	99%
Equity loss, before tax	(3,270)	(3,639)	(1,576)	(10)%	131%
Pre-tax operating income	$22,865	$22,172	$16,856	3%	32%

Other data
Average invested assets, at amortized cost	$632,102	$750,918	$649,602	(16)%	16%
Investment fee income included in net investment income (1)	1,613	366	185	341%	98%
Average interest sensitive life account value	333,216	322,344	300,231	3%	7%

Death benefits, net of reinsurance and reserves released	17,587	18,526	20,393	(5)%	(9)%
Impact on pre-tax income of unlocking of deferred acquisition costs and unearned revenue reserve	(412)	(610)	115	(32)%	(630)%
Estimated impact on pre-tax income from separate account performance on amortization of deferred acquisition costs	(540)	2,630	790	(121)%	233%

(1)	Includes prepayment fee income and net discount accretion on mortgage and asset-backed securities resulting from changing payment speed assumptions at the end of the period.

Pre-tax operating income increased in 2014 and 2013 compared to prior periods. The increase in 2014 was primarily due to an increase in investment fee income and decreases in interest expense, other expenses and death benefits, partially offset by a decrease in net investment income and an increase in the amortization of deferred acquisition costs from the impact of market performance and profits on our variable business. The increase in 2013 was primarily due to an increase in net investment income, a decrease in amortization of deferred acquisition costs from the impact of market performance and profits on our variable business and a decrease in death benefits, partially offset by an increase in pre-tax equity loss.

Other income and other expenses includes fees and expenses from sales of brokered products and operating results of our non-insurance subsidiaries, which include management, advisory, marketing and distribution services and leasing activities. The decrease in other expenses in 2014 compared to 2013 was primarily due to one-time impairment charges of $0.7 million in 2013 and decreases in salaries and benefits. Other income in 2012 included administrative fee income of $3.5 million received from EquiTrust Life for accounting and other services rendered to support the transition of that company subsequent to its sale in December 2011.

Amortization of deferred acquisition costs and unearned revenue reserves changed over the three-year period primarily due to the impact of unlocking and market performance in the separate accounts.

Death benefits net of reinsurance and reserves released decreased in 2014 compared to 2013 due to lower claim counts and a decrease in the average claim size. Death benefits decreased in 2013 compared to 2012 primarily due to a decrease in the average claim size.

Net investment income decreased in 2014 compared to 2013 as we had lower invested assets held in the segment during 2014 due to higher stockholder dividends, share repurchase activity and the retirement of long-term debt in the third quarter of 2013. The retirement of debt also resulted in a decrease in interest income in 2014 compared to 2013. Net investment income increased in 2013 compared to 2012 due to an increase in investments as well as the impact of higher yielding securities held in the portfolio.

Equity income (loss) includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest. Given the timing of availability of financial information from our equity investees, we will consistently use information that is as much as three months in arrears for certain of these entities. Several of these entities are investment companies whose operating results are derived primarily from unrealized and realized gains and losses generated by their investment portfolios. As is normal with these types of entities, the level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment, changes in prices of bond and equity securities held by the investment partnerships, timing and success of initial public offerings or exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures. We have increased our investments in low income housing tax credit partnerships which generate pre-tax losses but after-tax gains as the related tax credits are realized. The timing of the realization of tax credits is subject to fluctuation from period to period due to the timing of housing project completions and the approval of tax credits. Equity income, net of related income taxes, was as follows:

Equity Income (Loss), Net of Related Income Taxes

	Year ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Equity income (loss):
Low income housing tax credit partnerships	$(6,411)	$(6,273)	$(4,258)
Other equity method investments	3,141	2,634	2,682
	(3,270)	(3,639)	(1,576)
Income taxes:
Taxes on equity income (loss)	1,164	1,274	551
Investment tax credits	12,209	9,775	5,708
Equity income, net of related income taxes	$10,103	$7,410	$4,683

Income Taxes on Operating Income

The effective tax rate on operating income was 23.2% for 2014, 25.3% for 2013 and 29.0% for 2012. The effective tax rates differ from the federal statutory rate of 35% primarily due to the impact of low income housing credits from equity method investees, tax-exempt interest and dividend income and incentive stock option deductions. The 2014 effective tax rate decreased, compared to 2013, primarily due to an increase in tax credits from low income housing tax credit partnerships. The 2013 effective tax rates decreased compared to 2012 primarily due to an increase in our holdings in tax-exempt municipal securities and an increase in tax credits from low income housing tax credit partnerships. See Note 5 to our consolidated financial statements included in Item 8 for additional information on income taxes.

Impact of Operating Adjustments on FBL Net Income

	Year ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Realized gains on investments	$2,938	$13,555	$452
Change in net unrealized gains/losses on derivatives	1,838	(1,695)	1,661
Change in amortization of:
Deferred acquisition costs	(307)	416	(1,804)
Value of insurance in force acquired	(7)	(65)	(105)
Unearned revenue reserve	(1)	42	13
Loss on debt redemption	—	—	(33)
Income tax offset	(1,561)	(4,288)	(64)
Net impact of operating income adjustments on continuing operations	2,900	7,965	120
Net impact of discontinued operations	—	—	(2,939)
Net impact of operating income adjustments	$2,900	$7,965	$(2,819)

Summary of adjustments noted above after offsets and income taxes:
Realized gains/losses on investments	$1,786	$8,206	$(477)
Change in net unrealized gains/losses on derivatives	1,114	(241)	619
Loss on debt redemption	—	—	(22)
Net impact of discontinued operations	—	—	(2,939)
Net impact of operating income adjustments	$2,900	$7,965	$(2,819)
Net impact per common share - basic	$0.12	$0.31	$(0.10)
Net impact per common share - assuming dilution	$0.12	$0.31	$(0.10)

Income taxes on operating income adjustments on continuing operations are recorded at 35% as there are no permanent differences between book and taxable income relating to these adjustments.

Realized Gains (Losses) on Investments

	Year ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Realized gains (losses) on investments:
Realized gains on sales	$4,593	$18,507	$18,047
Realized losses on sales	(833)	(2,540)	(568)
Total other-than-temporary impairment charges	(822)	(6,662)	(26,399)
Net realized investment gains (losses)	2,938	9,305	(8,920)
Non-credit losses included in other comprehensive income (loss)	—	4,250	9,372
Total reported in statements of operations	$2,938	$13,555	$452

The level of realized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments. See "Financial Condition - Investments" and Note 2 to our consolidated financial statements included in Item 8 for details regarding our unrealized gains and losses on available-for-sale securities at December 31, 2014 and 2013.

We monitor the financial condition and operations of the issuers of securities rated below investment grade and of the issuers of certain investment grade securities for which we have concerns regarding credit quality. If we determine that an unrealized loss is other-than-temporary, the security is written down to its fair value. A portion of the write down attributable to credit factors is recognized in net income, with the non-credit portion recognized in accumulated other comprehensive income. See additional details regarding the non-credit portion of the write downs and our methodology for evaluating investments for other-than-temporary impairment in Notes 1 and 2 to our consolidated financial statements included in Item 8.

Investment Credit Impairment Losses Recognized in Net Income

	Year ended December 31,
	2014	2013	2012
	(Dollars in thousands)

Corporate securities:
Manufacturing	$273	$—	—
Energy	—	—	6,461
Finance	—	421	—
Transportation	—	242	4,382
Residential mortgage-backed	—	618	3,605
Other asset-backed	156	156	2,244
Mortgage loans	—	804	335
Real estate and other assets	393	171	—
Total other-than-temporary impairment losses reported in net income	$822	$2,412	$17,027

Fixed maturity other-than-temporary credit losses for 2014 occurred in the manufacturing and other asset-backed sectors due to market valuation declines on securities we expect to sell in future periods. An impairment charge was also recognized on a real estate investment.

Fixed maturity other-than-temporary credit losses for 2013 were incurred within residential mortgage-backed securities due to changes in the amount and timing of future cash flows resulting in a decline in the present value. Losses within our asset-backed securities and the transportation and finance sectors were due to our intent to reduce our exposure by selling all or a portion of these securities. Losses were also incurred on mortgage loans that were restructured.

Fixed maturity other-than-temporary credit impairment losses for 2012 were incurred within the energy sector due to deteriorating operating results of a geothermal operation and an oil tanker carrier. The transportation sector loss related to a global energy transportation company that reported a financial irregularity and filed for bankruptcy protection during the fourth quarter. Losses were incurred within our residential and other asset-backed securities due to weakness in underlying collateral values, reduced reliance on insurance credit support and anticipated interest shortfalls that we do not expect to recover.

Financial Condition

Investments

Our investment portfolio increased 9.1% to $7,681.0 million at December 31, 2014 compared to $7,040.0 million at December 31, 2013. The portfolio increased due to an increase of $336.1 million of net unrealized appreciation of fixed maturities during 2014 and positive cash flows from operating and financing activities. Additional details regarding securities in an unrealized loss position at December 31, 2014 are included in the discussion that follows and in Note 2 to our consolidated financial statements included in Item 8. Details regarding investment impairments are discussed above in the "Realized Gains (Losses) on Investments" section under "Results of Operations."

We manage the investment portfolio to optimize risk-adjusted yield within the context of prudent asset-liability management. We evaluate multiple cash flow testing scenarios as part of this process. The Company's investment policy calls for investing primarily in high-quality fixed maturities and commercial mortgage loans.

Fixed Maturity Acquisitions Selected Information

	Year ended December 31,
	2014	2013
	(Dollars in thousands)
Cost of acquisitions:
Corporate	$394,433	$473,599
Mortgage and asset-backed	345,928	157,266
United States Government and agencies	499	1,525
Tax-exempt municipals	10,522	219,399
Taxable municipals	27,705	29,341
Total	$779,087	$881,130
Effective annual yield	4.54%	4.48%
Credit quality
NAIC 1 designation	67.1%	69.5%
NAIC 2 designation	32.9%	30.1%
Non-investment grade	—%	0.4%
Weighted-average life in years	17.0	18.0

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

A portion of the securities acquired during 2014 and 2013 were acquired with the proceeds from advances on our funding agreements with the FHLB. The securities acquired to support these funding agreements often carry a lower average yield than securities acquired to support our other insurance products, due to the shorter maturity and relatively low interest rate paid on those advances. In addition, the municipal securities acquired are exempt from federal income taxes, and accordingly have a higher actual return than reflected in the yields stated above. The average yield of the securities acquired, excluding the securities supporting the funding agreements and using a tax-adjusted yield for the municipal securities, was 4.75% in 2014 and 4.85% in 2013.

Investment Portfolio Summary

	December 31, 2014		December 31, 2013
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities - available for sale:
Public	$5,151,922	67.1%	$4,630,764	65.7%
144A private placement	1,245,474	16.2	1,150,257	16.3
Private placement	303,302	4.0	300,732	4.4
Total fixed maturities - available for sale	6,700,698	87.3	6,081,753	86.4
Equity securities	112,623	1.5	91,555	1.3
Mortgage loans	629,296	8.2	575,861	8.2
Real estate	3,622	—	4,084	0.1
Policy loans	182,502	2.4	176,993	2.5
Short-term investments	48,585	0.6	108,677	1.5
Other investments	3,644	—	1,079	—
Total investments	$7,680,970	100.0%	$7,040,002	100.0%

As of December 31, 2014, 96.4% (based on carrying value) of the available-for-sale fixed maturities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of December 31, 2014, no single non-investment grade holding exceeded 0.2% of total investments.

Credit Quality by NAIC Designation and Equivalent Rating

		December 31, 2014		December 31, 2013
NAIC Designation	Equivalent Rating (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$4,252,851	63.5%	$3,729,070	61.3%
2	BBB	2,204,791	32.9	2,086,756	34.3
	Total investment grade	6,457,642	96.4	5,815,826	95.6
3	BB	166,757	2.5	167,003	2.7
4	B	37,887	0.5	48,972	0.8
5	CCC	18,771	0.3	40,540	0.7
6	In or near default	19,641	0.3	9,412	0.2
	Total below investment grade	243,056	3.6	265,927	4.4
	Total fixed maturities - available for sale	$6,700,698	100.0%	$6,081,753	100.0%

(1)
Equivalent ratings are based on those provided by nationally recognized rating agencies with some exceptions for certain residential mortgage, commercial mortgage and asset-backed securities where they are based on the expected loss of the security rather than the probability of default.

See Note 2 to our consolidated financial statements included in Item 8 for a summary of fixed maturities by contractual maturity date.

Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification

	December 31, 2014
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$356,761	$299,688	$25,221	$57,073	$(3,505)
Capital goods	229,901	221,692	22,954	8,209	(73)
Communications	124,387	117,560	12,420	6,827	(123)
Consumer cyclical	196,957	187,587	14,536	9,370	(22)
Consumer noncyclical	402,033	365,482	32,353	36,551	(1,653)
Energy	409,642	319,393	35,579	90,249	(6,571)
Finance	777,484	738,003	61,405	39,481	(491)
Transportation	87,172	84,190	8,457	2,982	(295)
Utilities	1,008,174	923,312	130,003	84,862	(4,807)
Other	74,395	63,635	6,009	10,760	(26)
Total corporate securities	3,666,906	3,320,542	348,937	346,364	(17,566)
Mortgage and asset-backed securities	1,543,490	1,291,575	105,271	251,915	(9,412)
United States Government and agencies	42,804	41,834	4,581	970	(4)
State, municipal and other governments	1,447,498	1,435,026	157,571	12,472	(113)
Total	$6,700,698	$6,088,977	$616,360	$611,721	$(27,095)

	December 31, 2013
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$312,228	$190,635	$18,429	$121,593	$(9,961)
Capital goods	204,795	149,261	13,673	55,534	(3,751)
Communications	115,997	88,504	8,434	27,493	(2,716)
Consumer cyclical	220,163	154,333	11,163	65,830	(4,148)
Consumer noncyclical	337,491	188,831	16,029	148,660	(11,381)
Energy	398,738	324,422	31,497	74,316	(4,527)
Finance	718,477	599,733	47,628	118,744	(6,632)
Transportation	79,022	70,567	6,379	8,455	(1,199)
Utilities	860,722	654,570	72,469	206,152	(20,048)
Other	59,146	40,262	3,450	18,884	(485)
Total corporate securities	3,306,779	2,461,118	229,151	845,661	(64,848)
Mortgage and asset-backed securities	1,381,938	1,052,138	74,859	329,800	(21,803)
United States Government and agencies	43,281	38,874	4,218	4,407	(198)
State, municipal and other governments	1,349,755	977,470	60,869	372,285	(29,034)
Total	$6,081,753	$4,529,600	$369,097	$1,552,153	$(115,883)

Non-Sovereign European Debt Exposure

	December 31, 2014		December 31, 2013
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
Italy	$19,707	$22,547	$19,700	$20,003
Spain	15,430	20,281	15,429	19,256
Ireland	12,744	15,028	13,037	15,155
Subtotal	47,881	57,856	48,166	54,414
United Kingdom	182,879	196,476	182,671	182,762
Netherlands	54,576	60,225	60,952	64,335
France	37,218	41,086	37,223	39,564
Other countries	86,370	93,955	77,471	78,881
Subtotal	361,043	391,742	358,317	365,542
Total European exposure	$408,924	$449,598	$406,483	$419,956

The table above reflects our exposure to non-sovereign European debt. This represents 6.7% of total fixed maturities as of December 31, 2014 and 6.9% of total fixed maturities as of December 31, 2013. The exposures are primarily in the industrial, finance and utility sectors. We do not own any securities issued by European governments.

Credit Quality of Available-for-Sale Fixed Maturities with Unrealized Losses

		December 31, 2014
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$296,390	48.5%	$(7,410)	27.4%
2	BBB	240,308	39.3	(10,795)	39.8
	Total investment grade	536,698	87.8	(18,205)	67.2
3	BB	61,995	10.1	(7,667)	28.3
4	B	6,134	1.0	(636)	2.3
5	CCC	6,894	1.1	(587)	2.2
	Total below investment grade	75,023	12.2	(8,890)	32.8
	Total	$611,721	100.0%	$(27,095)	100.0%

		December 31, 2013
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$912,892	58.8%	$(64,755)	55.9%
2	BBB	534,998	34.5	(34,998)	30.2
	Total investment grade	1,447,890	93.3	(99,753)	86.1
3	BB	81,622	5.3	(10,649)	9.2
4	B	7,290	0.5	(961)	0.8
5	CCC	10,104	0.6	(1,444)	1.2
6	In or near default	5,247	0.3	(3,076)	2.7
	Total below investment grade	104,263	6.7	(16,130)	13.9
	Total	$1,552,153	100.0%	$(115,883)	100.0%

Available-For-Sale Fixed Maturities with Unrealized Losses by Length of Time

	December 31, 2014
	Amortized Cost		Gross Unrealized Losses
	Market Value is Less than 75% of Cost	Market Value is 75% or Greater than Cost	Market Value is Less than 75% of Cost	Market Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$223,846	$—	$(5,883)
Greater than three months to six months	—	110,035	—	(5,425)
Greater than six months to nine months	—	16,353	—	(625)
Greater than nine months to twelve months	—	22,855	—	(487)
Greater than twelve months	7,397	258,330	(2,341)	(12,334)
Total	$7,397	$631,419	$(2,341)	$(24,754)

	December 31, 2013
	Amortized Cost		Gross Unrealized Losses
	Market Value is Less than 75% of Cost	Market Value is 75% or Greater than Cost	Market Value is Less than 75% of Cost	Market Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$328,708	$—	$(6,173)
Greater than three months to six months	—	137,884	—	(4,492)
Greater than six months to nine months	—	1,008,528	—	(81,485)
Greater than nine months to twelve months	—	27,343	—	(2,997)
Greater than twelve months	22,109	143,464	(7,005)	(13,731)
Total	$22,109	$1,645,927	$(7,005)	$(108,878)

Available-For-Sale Fixed Maturities with Unrealized Losses by Maturity Date

	December 31, 2014		December 31, 2013
	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Due in one year or less	$4,518	$(496)	$129	$(1)
Due after one year through five years	17,499	(477)	21,508	(1,525)
Due after five years through ten years	61,928	(4,332)	182,126	(8,459)
Due after ten years	275,861	(12,378)	1,018,590	(84,095)
	359,806	(17,683)	1,222,353	(94,080)
Mortgage and asset-backed	251,915	(9,412)	329,800	(21,803)
Total	$611,721	$(27,095)	$1,552,153	$(115,883)

See Note 2 to our consolidated financial statements included in Item 8 for additional analysis of these unrealized losses.

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

Mortgage and Asset-Backed Securities by Type

	December 31, 2014
	Amortized Cost	Par Value	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$291,569	$346,546	$316,556	4.7%
Pass-through	20,223	20,193	22,407	0.3
Planned and targeted amortization class	135,534	133,976	144,670	2.2
Other	6,281	9,019	7,901	0.1
Total residential mortgage-backed securities	453,607	509,734	491,534	7.3
Commercial mortgage-backed securities	485,934	506,091	530,695	7.9
Other asset-backed securities	508,090	546,440	521,261	7.8
Total	$1,447,631	$1,562,265	$1,543,490	23.0%

	December 31, 2013
	Amortized Cost	Par Value	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$312,822	$374,692	$334,326	5.5%
Pass-through	23,801	23,734	25,657	0.4
Planned and targeted amortization class	149,693	148,104	152,681	2.5
Other	6,674	9,551	8,064	0.1
Total residential mortgage-backed securities	492,990	556,081	520,728	8.5
Commercial mortgage-backed securities	391,845	399,782	404,667	6.7
Other asset-backed securities	444,047	488,803	456,543	7.5
Total	$1,328,882	$1,444,666	$1,381,938	22.7%

The residential mortgage-backed portfolio includes government agency pass-through and collateralized mortgage obligation (CMO) securities. With a government agency pass-through security, we receive a pro rata share of principal payments as payments are made on the underlying mortgage loans. CMOs consist of pools of mortgages divided into sections or "tranches" which provide sequential retirement of the bonds. We primarily invest in sequential tranches which provide cash flow stability in that principal payments do not occur until the previous tranches are paid off. In addition, to provide call protection and more stable average lives, we invest in CMOs such as planned amortization class and targeted amortization class securities. CMOs of these types provide more predictable cash flows within a range of prepayment speeds by shifting the prepayment risks to support tranches. We generally do not purchase certain types of CMOs that we believe would subject the investment portfolio to excessive risk.

The commercial mortgage-backed securities are primarily sequential securities. Commercial mortgage-backed securities typically have cash flows that are less subject to refinance risk than residential mortgage-backed securities principally due to prepayment restrictions on many of the underlying commercial mortgage loans.

The other asset-backed securities are backed by both residential and non-residential collateral. The collateral for residential asset-backed securities primarily consists of second lien fixed-rate home equity loans. The cash flows of these securities are less subject to prepayment risk than residential mortgage-backed securities as the borrowers are less likely to refinance than those with only a first lien mortgage. The collateral for non-residential asset-backed securities primarily includes securities backed by credit card receivables, auto dealer receivables, auto installment loans, aircraft leases, middle market and syndicated business loans, timeshare receivables and trade and account receivables. These securities are high-quality, short-duration assets with limited cash flow variability.

Our direct exposure to the Alt-A home equity and subprime first-lien sectors is limited to investments in structured securities collateralized by senior tranches of residential mortgage loans. We also have a partnership interest in two funds at December 31, 2014 and at December 31, 2013, that own securities backed by Alt-A home equity, subprime first-lien and adjustable rate mortgage collateral. The funds are reported as securities and indebtedness of related parties in our consolidated balance sheets with a fair value of $14.2 million at December 31, 2014 and $17.9 million at December 31, 2013. We do not own any direct investments in subprime lenders.

Mortgage and Asset-Backed Securities by Collateral Type

	December 31, 2014			December 31, 2013
	Amortized Cost	Carrying Value	Percent of Fixed Maturities	Amortized Cost	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Government agency	$206,397	$223,478	3.3%	$199,372	$207,065	3.4%
Prime	127,434	139,954	2.1	166,667	180,236	2.9
Alt-A	160,111	174,230	2.6	178,653	190,217	3.1
Subprime	72,132	69,421	1.0	31,766	29,891	0.5
Commercial mortgage	485,934	530,695	7.9	391,845	404,667	6.7
Non-mortgage	395,623	405,712	6.1	360,579	369,862	6.1
Total	$1,447,631	$1,543,490	23.0%	$1,328,882	$1,381,938	22.7%

The mortgage and asset-backed securities can be summarized into three broad categories: residential, commercial and other asset-backed securities.

Residential Mortgage-Backed Securities by Collateral Type and Origination Year

	December 31, 2014
	Government & Prime		Alt-A		Subprime		Total
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2014-2008	$169,261	$181,427	$260	$261	$—	$—	$169,521	$181,688
2007	27,881	33,557	26,052	27,232	—	—	53,933	60,789
2006	18,004	21,248	25,318	30,301	—	—	43,322	51,549
2005	10,969	12,560	6,278	6,928	912	921	18,159	20,409
2004 and prior	88,941	95,158	79,731	81,941	—	—	168,672	177,099
Total	$315,056	$343,950	$137,639	$146,663	$912	$921	$453,607	$491,534

Residential Mortgage-Backed Securities by Collateral Type and Origination Year

	December 31, 2013
	Government & Prime		Alt-A		Total
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2013-2008	$155,539	$157,708	$855	$868	$156,394	$158,576
2007	32,825	38,612	27,979	28,397	60,804	67,009
2006	22,704	26,350	28,801	32,131	51,505	58,481
2005	12,822	14,332	3,823	4,613	16,645	18,945
2004 and prior	122,869	130,740	84,773	86,977	207,642	217,717
Total	$346,759	$367,742	$146,231	$152,986	$492,990	$520,728

Residential Mortgage-Backed Securities by NAIC Designation and Equivalent Rating

		December 31, 2014		December 31, 2013
NAIC Designation	Equivalent Rating	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$455,505	92.7%	$473,391	90.9%
2	BBB	10,944	2.2	18,670	3.6
3	BB	13,065	2.7	17,920	3.4
4	B	12,006	2.4	10,747	2.1
5	CCC	14	—	—	—
	Total	$491,534	100.0%	$520,728	100.0%

Commercial Mortgage-Backed Securities by Origination Year

	December 31, 2014		December 31, 2013
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2014	$131,365	$140,872	$—	$—
2013	28,732	29,409	20,421	18,423
2011	95,935	103,485	88,494	90,998
2010	4,999	5,489	4,999	5,308
2009 and prior	224,903	251,440	277,931	289,938
Total	$485,934	$530,695	$391,845	$404,667

Commercial Mortgage-Backed Securities by NAIC Designation and Equivalent Rating

		December 31, 2014		December 31, 2013
NAIC Designation	Equivalent Rating	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	GNMA	$324,315	61.1%	$195,987	48.4%
1	FNMA	14,110	2.7	13,816	3.4
1	AAA, AA, A
	Generic	91,035	17.2	91,797	22.7
	Super Senior	19,725	3.7	49,798	12.3
	Mezzanine	17,528	3.3	18,046	4.5
	Junior	20,097	3.8	20,418	5.0
	Total AAA, AA, A	148,385	28.0	180,059	44.5
2	BBB	32,904	6.2	5,898	1.5
3	BB	8,493	1.6	6,855	1.7
4	B	2,488	0.4	2,052	0.5
	Total	$530,695	100.0%	$404,667	100.0%

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

The AAA, AA and A rated commercial mortgage-backed securities are broken down into categories based on subordination levels. Rating agencies disclose subordination levels, which measure the amount of credit support that the bonds (or tranches) have from subordinated bonds (or tranches). Generic is a term used for securities issued prior to 2005. The super senior securities have subordination levels greater than 27%, the mezzanine securities have subordination levels in the 17% to 27% range and the junior securities have subordination levels in the 9% to 16% range. Also included in the commercial mortgage- backed securities are military housing bonds totaling $120.5 million at December 31, 2014 and $96.6 million at December 31, 2013. These bonds are used to fund the construction of multi-family homes on United States military bases. The bonds are backed by a first mortgage lien on residential military housing projects.

Other Asset-Backed Securities by Collateral Type and Origination Year

	December 31, 2014
	Government & Prime		Alt-A		Subprime		Non-Mortgage		Total
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2014	$—	$—	$—	$—	$—	$—	$102,612	$102,405	$102,612	$102,405
2013	—	—	—	—	—	—	60,296	60,600	60,296	60,600
2012	—	—	—	—	—	—	115,851	117,975	115,851	117,975
2011	—	—	—	—	—	—	16,736	16,942	16,736	16,942
2010 and prior	18,775	19,482	22,472	27,567	71,220	68,500	100,128	107,790	212,595	223,339
Total	$18,775	$19,482	$22,472	$27,567	$71,220	$68,500	$395,623	$405,712	$508,090	$521,261

Other Asset-Backed Securities by Collateral Type and Origination Year

	December 31, 2013
	Government & Prime		Alt-A		Subprime		Non-Mortgage		Total
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2013	$—	$—	$—	$—	$—	$—	$56,581	$56,653	$56,581	$56,653
2012	—	—	—	—	—	—	141,400	143,578	141,400	143,578
2011	—	—	—	—	—	—	36,496	37,536	36,496	37,536
2010	—	—	—	—	—	—	6,198	$6,348	6,198	6,348
2009 and prior	19,280	19,559	32,422	37,231	31,766	29,891	119,904	125,747	203,372	212,428
Total	$19,280	$19,559	$32,422	$37,231	$31,766	$29,891	$360,579	$369,862	$444,047	$456,543

Other Asset-Backed Securities by NAIC Designation and Equivalent Rating

		December 31, 2014		December 31, 2013
NAIC Designation	Equivalent Ratings	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$457,154	87.7%	$400,140	87.6%
2	BBB	32,664	6.3	14,327	3.1
3	BB	11,400	2.2	10,350	2.3
4	B	1,561	0.3	5,816	1.3
5	CCC	6,400	1.2	17,896	3.9
6	In or near default	12,082	2.3	8,014	1.8
	Total	$521,261	100.0%	$456,543	100.0%

State, Municipal and Other Government Securities

State, municipal and other government securities totaled $1,447.5 million, or 21.6% of total fixed maturities at December 31, 2014, and include investments in general obligation, revenue and municipal housing bonds. Our investment strategy is to utilize municipal bonds in addition to corporate bonds, as we believe they provide additional diversification and have historically low default rates compared with similarly rated corporate bonds. We evaluate the credit strength of the underlying issues on both a quantitative and qualitative basis, excluding insurance, prior to acquisition. The majority of the municipal bonds we hold are investment grade credits without consideration of insurance. Our municipal bonds are well diversified by type and geography with the top exposure being water and sewer revenue bonds. We do not hold any Puerto Rico-related bonds, which has been in the news recently given its financial issues. Exposure to the state of Illinois and municipalities within the state accounted for 1.8% of our total fixed maturities at December 31, 2014. As of December 31, 2014, our Illinois-related portfolio holdings were rated investment grade, and were trading at 109.5% of amortized cost. Our municipal bond exposure had an average rating of AA and our holdings were trading at 112.2% of amortized cost at December 31, 2014.

Equity Securities

Equity securities totaled $112.6 million at December 31, 2014 and $91.6 million at December 31, 2013. Gross unrealized gains totaled $5.9 million and gross unrealized losses totaled $0.7 million at December 31, 2014. At December 31, 2013, gross unrealized gains totaled $3.9 million and gross unrealized losses totaled $2.4 million on these securities. The unrealized losses during 2014 were primarily attributable to non-redeemable perpetual preferred securities from issuers in the financial sector. See Note 2 to our consolidated financial statements included in Item 8 for further discussion regarding our analysis of unrealized losses related to these securities.

Mortgage Loans

Mortgage loans totaled $629.3 million at December 31, 2014 and $575.9 million at December 31, 2013. Our mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. The total number of commercial mortgage loans outstanding was 146 at December 31, 2014 and 143 at December 31, 2013. In 2014, new loans ranged from $2.0 million to $12.3 million in size, with an average loan size of $5.4 million, an average loan term of 16 years and an average yield of 4.68%. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. The majority of our mortgage loans amortize principal, with 2.4% that are interest-only loans at December 31, 2014. At December 31, 2014, the average loan-to-value of the current outstanding principal balance using the most recent appraised value was 56.2% and the weighted average debt service coverage ratio was 1.5 based on the results of our 2013 annual study. See Note 2 to our consolidated financial statements included in Item 8 for further discussion regarding our mortgage loans.

Other Assets

Deferred acquisition costs decreased 34.2% to $220.8 million at December 31, 2014, primarily due to a $124.0 million increase in the impact of the change in unrealized appreciation on fixed maturity securities during the period. Cash and cash equivalents increased $70.3 million in 2014, which was partially offset by a decrease in short-term investments, both of which fluctuate based on the relative attractiveness of other investment options and timing of payments made and received. Securities and indebtedness of related parties increased 11.7% to $129.9 million primarily due to additional investments made in equity investees specializing in low income housing and fixed income partnerships.

Liabilities

Future policy benefits increased 5.7% to $6,125.1 million at December 31, 2014 primarily due to an increase in the volume of annuity and life insurance business in force. Deferred income taxes increased 67.5% to $205.7 million at December 31, 2014, primarily due to the tax impact of the change in unrealized appreciation/depreciation on investments.

Stockholders' Equity

FBL Financial Group, Inc. stockholders' equity increased 19.9% to $1,252.8 million at December 31, 2014, compared to $1,044.7 million at December 31, 2013, primarily due to the change in unrealized appreciation of fixed maturity securities during the period and net income, partially offset by cash dividends and stock repurchases.

At December 31, 2014, FBL Financial Group, Inc.'s common stockholders' equity was $1,249.8 million, or $50.57 per share, compared to $1,041.7 million, or $42.08 per share at December 31, 2013. Included in stockholders' equity per common share is $10.46 at December 31, 2014 and $4.81 at December 31, 2013 attributable to accumulated other comprehensive income.

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

A majority of our insurance liabilities are backed by fixed maturity securities and mortgage loans. The weighted average life of the fixed maturity and mortgage loan portfolio, based on fair values, was approximately 10.6 years at December 31, 2014 and 10.4 years at December 31, 2013. Accordingly, the earned rate on the portfolio lags behind changes in market yields. The extent that the portfolio yield lags behind changes in market yields generally depends upon the following factors:

•	The average life of the portfolio.

•	The amount and speed at which market interest rates rise or fall.

•
The amount by which bond calls, mortgage loan prepayments and paydowns on mortgage and asset-backed securities accelerate during periods of declining interest rates or decelerate during periods of increasing interest rates.

Expected Cash Flows from Investments

	Amortized Cost December 31, 2014	2015	2016	2017	2018	2019	2020 and Thereafter
	(Dollars in thousands)
Fixed maturity securities	$6,111,433	$330,955	$275,063	$325,188	$394,463	$349,251	$4,436,513
Mortgage loans	629,296	38,009	45,009	33,374	64,106	54,148	394,650
Total	$6,740,729	$368,964	$320,072	$358,562	$458,569	$403,399	$4,831,163

The table above summarizes cash inflows from the maturity or prepayment of fixed maturity securities and mortgage loans that will be available for benefits or reinvestment. These cash flow estimates are based on our existing investment holdings and do not anticipate the effect of new acquisitions or voluntary sales of these securities. The estimates include assumptions for the timing of paydowns on asset-backed and other securities, and accordingly, may not represent actual amounts that will be received during the periods presented or changes to these assumptions during the year. In a declining or low interest rate environment, prepayments and redemptions affecting our fixed maturity securities and mortgage loan investments may increase as issuers and borrowers seek to refinance at a lower rate.

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

For a portion of our business in force, we have the ability to adjust interest or dividend crediting rates in response to changes in portfolio yield. However, the ability to adjust these rates is limited by competitive factors and contractual guarantees. Surrender rates could increase and new sales could be negatively impacted if the crediting rates are not competitive with the rates on similar products offered by other insurance companies and financial services institutions. In addition, if market rates were to stay at a low level for an extended period of time, our spread could be lowered due to interest rate guarantees on many of our interest sensitive products. See "Part 1, Item 1 - Business, Segmentation of Our Business" for the ranges of guaranteed rates and where our products fall within those ranges.

A prolonged period of low interest rates may result in increased downward pressure on average earned yields for the investment portfolios supporting our annuity and universal life business as higher-yielding fixed maturity securities and mortgages are sold, mature or are prepaid and replaced with lower-yielding investments. Lower investment income may cause us to lower crediting rates on our spread-based annuity and life insurance products, which in turn may reduce their attractiveness to potential customers. Failure to lower crediting rates as portfolio investment yields decline, either by choice, to ensure our spread-based insurance products are competitive within the market place or for contractual reasons in the case of products earning guaranteed rates, will result in lower earnings.

The following is a hypothetical illustration of the potential impact to average investment yields of a static 2.00% 10-year U.S. Treasury rate during 2015 and 2016 without any corresponding change in current spreads. The level of investments maturing and requiring reinvestment are based on projections of the current investment portfolios supporting these blocks of business without incorporation of new business. We estimate that this scenario would decrease average investment yields supporting our annuity business by 0.10% to 0.15% and our universal life business by 0.05% to 0.10% annually over the near term. In addition to not incorporating the impact of new business, this hypothetical illustration does not reflect the potential impact of policyholder behavior. An increase in net cash flows from that modeled will accelerate the pace at which the portfolio yield will decrease, and a decrease in the net cash flows from that modeled will slow down the pace at which the portfolio yield will decrease. Accordingly, actual investment yields could differ materially from those presented. Furthermore, the impact of a decline in portfolio yield on net income is dependent on our ability and willingness to adjust crediting rates.

Interest Crediting Rates Compared to Guarantees
	Liabilities at December 31, 2014	Percent Above Minimum Guarantee
	(Dollars in thousands)
Discretionary rate setting products with minimum guarantees:
Fixed rate annuities	$2,689,556	35.9%
Index annuities	131,518	90.8
Universal life insurance	779,733	16.4
Variable annuities and variable universal life insurance	334,462	—
Total discretionary products	3,935,269
Non-discretionary products	608,711
Total interest sensitive product liabilities	$4,543,980

Non-discretionary products primarily represent funding agreements, guaranteed investment contracts and supplementary contracts involving life contingencies where we do not have the ability to adjust crediting rates.

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

Surrender and Discretionary Withdrawal Characteristics of Interest Sensitive Products and Supplementary Contracts Without Life Contingencies
Liabilities at December 31, 2014
(Dollars in thousands)
Surrender charge rate:
Greater than or equal to 5%	$644,961
Less than 5%, but still subject to surrender charge	665,882
Not subject to surrender charge	3,045,900
Not subject to surrender or discretionary withdrawal	529,192
Total	$4,885,935

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

Our exposure to interest rate risk stems largely from our annuity products as the cash flows of these products can vary significantly with changes in interest rates. We have holdings in fixed maturity and mortgage loan portfolios to offset the interest rate risk of our annuity products. We actively manage the projected cash flows and duration of these assets and liabilities by minimizing the difference between the two. While it can be difficult to maintain asset and liability durations that are perfectly matched in a dynamic environment, we have identified various strategies that can be implemented if duration mismatches exceed acceptable tolerances. The effective duration of the fixed maturity and mortgage loan portfolios backing our annuity products was 5.9 years at December 31, 2014 and 6.0 years at December 31, 2013. The effective duration of our annuity liabilities was approximately 6.4 years at December 31, 2014 and 6.3 years at December 31, 2013.

If interest rates had increased 10% from levels at December 31, 2014 and 2013, the fair value of our fixed maturity securities and short-term investments would have decreased approximately $110.5 million at December 31, 2014 and $126.8 million at December 31, 2013. These hypothetical changes in value do not take into account any offsetting change in the value of insurance liabilities for investment contracts since we estimate such value to be the cash surrender value for a portion of the underlying contracts. If interest rates were to decrease 10% from levels at December 31, 2014 and 2013, the fair value of our debt would increase $2.6 million at December 31, 2014, and $2.9 million at December 31, 2013.

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

Equity Risk

Equity price risk is limited due to the relatively small equity portfolio held at December 31, 2014. However, we are exposed to equity price risk in the following ways:

•
We earn mortality and expense fee income based on the value of our separate accounts at annual rates ranging from 0.00% to 1.45% for 2014, 2013 and 2012. As a result, revenues from these sources fluctuate with changes in the fair value of the equity, fixed maturity and other securities held by the separate accounts.

•
We have equity price risk to the extent we may owe amounts under the guaranteed minimum death benefit and guaranteed minimum income benefit provisions of our variable annuity contracts. See Note 4 to our consolidated financial statements included in Item 8 for additional discussion of these provisions.

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

Liquidity and Capital Resources

Cash Flows

During 2014, our operating activities generated cash flows totaling $208.8 million, consisting of net income of $109.9 million adjusted for non-cash revenues and expenses netting to $98.9 million. We used cash of $308.6 million in our investing activities during 2014. The primary uses were $955.3 million of investment acquisitions, mostly in fixed maturity securities, partially offset by $595.2 million in sales, maturities and repayment of investments. Our financing activities provided cash of $170.1 million during 2014. The primary financing source was $608.4 million in receipts from interest sensitive products credited to policyholder account balances, which was partially offset by $396.8 million for return of policyholder account balances on interest sensitive products. We also used $8.0 million for the net repurchase and issuance of common stock.

Sources and Uses of Capital Resources

FBL Financial Group, Inc., exclusive of its subsidiaries, (the parent company) cash inflows from operations consist primarily of (i) fees that it charges the various subsidiaries and affiliates for management of their operations, (ii) expense reimbursements and tax settlements from subsidiaries and affiliates, (iii) proceeds from the exercise of employee stock options, (iv) proceeds from borrowings, (v) investment income and (vi) dividends from Farm Bureau Life. Revenue sources for the parent company during 2014 included management fees from subsidiaries and affiliates of $10.8 million. Cash outflows are principally for salaries, taxes and other expenses related to providing these management services, dividends on outstanding stock, stock repurchases, interest on our parent company debt and capital contributions to subsidiaries.

We paid regular cash dividends on our common and preferred stock totaling $34.7 million in 2014, $13.4 million in 2013 and $11.1 million in 2012. In addition, we paid a special $2.00 per common share cash dividend in September 2013 of $51.4 million. It is anticipated that quarterly cash dividend requirements for 2015 will be $0.0075 per Series B redeemable preferred share and $0.40 per common share. In addition, we expect to pay a special dividend of $2.00 per common share in the first quarter of 2015. The level of common stock dividends will be analyzed quarterly and will be dependent upon our capital and liquidity positions. In addition, alternative uses of excess capital may impact future dividend levels. Assuming a quarterly dividend rate of $0.40 per common share and a special dividend of $2.00 per common share, the common and preferred dividends would total approximately $89.1 million in 2015. The parent company expects to have sufficient resources and cash flows to meet its interest and dividend payments throughout 2015. The parent company had available cash and investments totaling $113.7 million at December 31, 2014. The parent company expects to rely on available cash resources, dividends from subsidiaries and management fee income to make dividend payments to its stockholders and interest payments on its debt, as well as fund any capital initiatives such as the stock repurchases. As of December 31, 2014, we had no other material commitments for capital expenditures.

As discussed in Note 7 to our consolidated financial statements included in Item 8, we have periodically taken advantage of opportunities to repurchase our outstanding Class A and Class B common stock through tender offers and Class A common stock repurchase plans approved by our Board of Directors. There was $42.7 million remaining available for repurchases at December 31, 2014, under the current $50 million Class A common stock repurchase plan. Completion of this program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice. We repurchased 0.4 million shares of Class A common stock for $18.5 million in 2014, 0.4 million shares of Class A and 1.0 million shares of Class B common stock for $60.6 million in 2013 and 5.5 million shares of stock for $181.9 million in 2012. These transactions were primarily funded with available cash and resources at the parent company, including proceeds from the sale of EquiTrust Life received during 2011 and dividends received from Farm Bureau Life of $45.0 million in 2014, $140.0 million in 2013 and $45.0 million in 2012.

As discussed in Note 15 to our consolidated financial statements included in Item 8, in connection with the EquiTrust Life sale, we redeemed $175.0 million of Senior Notes with non-affiliates in January 2012. On December 30, 2011, we exercised the provisions of the trust indentures and deposited $211.6 million into two irrevocable debt defeasance trusts for the principal, accrued interest and estimated make-whole premium on the Senior Notes with non-affiliates. Funds of $210.9 million from the trusts were used to pay-off the Senior Notes with non-affiliates on January 30, 2012 and the remaining balance in the trusts of $0.7 million was returned to us. In September 2013, we redeemed our remaining $50.0 million in Senior Notes with affiliates. Interest payments on all debt totaled $4.9 million in 2014, $7.1 million in 2013 and $11.4 million in 2012. The 2012 interest payments include $3.5 million from the debt defeasance trusts for the Senior Notes redeemed in 2012. Interest payments on our debt outstanding at December 31, 2014 are estimated to be $4.9 million in 2015.

Farm Bureau Life's cash inflows primarily consist of premium income, deposits to policyholder account balances, income from investments, sales, maturities and calls of investments and repayments of investment principal. Farm Bureau Life's cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, current operating expenses and dividends. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. Continuing operations and financing activities from Farm Bureau Life relating to interest sensitive products provided funds totaling $410.3 million in 2014, $361.0 million in 2013 and $476.2 million in 2012.

Farm Bureau Life's ability to pay dividends to the parent company is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. At December 31, 2014, Farm Bureau Life’s statutory unassigned surplus was $418.5 million. There are certain additional limits on the amount of dividends that may be paid within a year without approval of the Insurance Division, Department of Commerce of the State of Iowa (the Iowa Insurance Division) as discussed in Note 7 to our consolidated financial statements included in Item 8. During 2015, the maximum amount legally available for distribution to the parent company without further regulatory approval is $97.8 million. However, due to the timing of a $45.0 million dividend paid by Farm Bureau Life on December 18, 2014, the maximum dividend available to be paid without further regulatory approval until December 19, 2015 is $52.8 million.

We manage the amount of capital held by our insurance subsidiaries to ensure we meet regulatory requirements. State laws specify regulatory actions if an insurer's risk-based capital (RBC) ratio, a measure of solvency, falls below certain levels. The

NAIC has a standard formula for annually assessing RBC based on the various risk factors related to an insurance company's capital and surplus, including insurance, business, asset and interest rate risks. The insurance regulators monitor the level of RBC against a statutory "authorized control level" RBC at which point regulators have the option to assume control of the insurance company. The company action level RBC is 200% of the authorized control level and is the first point at which any action would be triggered. As of December 31, 2014, our statutory total adjusted capital was $614.2 million, resulting in a RBC ratio of 545%, based on company action level capital of $112.8 million.

On a consolidated basis, we anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. However, there can be no assurance that future experience regarding benefits and surrenders will be similar to historic experience since benefits and surrender levels are influenced by such factors as the interest rate environment, our financial strength ratings, the economy and other factors that impact policyholder behavior. Our investment portfolio at December 31, 2014 included $48.6 million of short-term investments, $76.6 million of cash and cash equivalents and $602.7 million in carrying value of U.S. Government and U.S. Government agency-backed securities that could be readily converted to cash at or near carrying value. Farm Bureau Life is also a member of the FHLB, which provides a source for additional liquidity if needed. This membership allows us to utilize fixed or floating rate advances offered by the FHLB and secured by qualifying collateral. Our total capacity to utilize such advances is impacted by multiple factors including the market value of eligible collateral, our level of statutory admitted assets and excess reserves, and our willingness or capacity to hold activity-based FHLB common stock.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2014 or 2013.

Contractual Obligations

In the normal course of business, we enter into insurance contracts, financing transactions, lease agreements or other commitments which are necessary or beneficial to our operations. These commitments may obligate us to certain cash flows during future periods. The following table summarizes such obligations as of December 31, 2014:

Contractual Obligations as of December 31, 2014

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
	(Dollars in thousands)
Insurance liabilities (1)	$15,521,888	$1,049,259	$1,415,879	$1,124,176	$11,932,574
Subordinated note payable to Capital Trust, including interest payments (2)	254,625	4,850	9,700	9,700	230,375
Home office operating leases	16,023	2,289	4,578	4,578	4,578
Purchase obligations:
Commitments to purchase or fund investments	52,853	31,242	20,305	1,059	247
Commercial mortgage loan commitments	47,185	47,185	—	—	—
Other purchase obligations (3)	66,391	23,205	21,641	15,605	5,940
Other long-term liabilities (4)	13,635	7,431	3,677	1,536	991
Total	$15,972,600	$1,165,461	$1,475,780	$1,156,654	$12,174,705

(1)
Amounts shown in this table are projected payments through the year 2064 which we are contractually obligated to pay to our life insurance and annuity contract holders. The payments are derived from actuarial models which assume a level interest rate scenario and incorporate assumptions regarding mortality and persistency when applicable. These assumptions are based on our historical experience. The total of the contractual obligations relating to insurance contracts noted above differs from the liability balance on our consolidated balance sheet as follows:

Contractual obligations compared to balance sheet carrying value

	Contractual Obligations	Balance Sheet Carrying Value	Difference
	(Dollars in thousands)
(a) Reserves based on account values, including separate accounts	$9,353,956	$5,065,174	$4,288,782
(b) Supplementary contracts involving life contingencies	225,361	161,839	63,522
	9,579,317	5,227,013	4,352,304
(c) Traditional life insurance and accident and health products	5,301,709	1,581,138	3,720,571
(b) Supplementary contracts without life contingencies	369,366	341,955	27,411
(d) Other	271,496	271,496	—
Total	$15,521,888	$7,421,602	$8,100,286

The more significant factors causing this difference include:

(a)
reserves for products such as annuities and universal life products are generally based on the account values of the contracts without taking into account surrender charges, while the contractual obligations table includes projected cash payments. The differences between contractual obligations and the account values are primarily the accumulation of interest and death benefits on universal life business in excess of projected account values.

(b)	reserves for supplementary contracts and similar instruments are computed as the present value of future cash payments while the table above includes cash payments without the impact of discounting.

(c)	traditional life reserves are computed as the present value of future benefits less the present value of future premiums while the contractual obligations table includes gross benefit payments; and

(d)	dividend accumulations and other policy claims are included in the "Other policy claims and benefits" and "Advance premiums and other deposits" lines on our consolidated balance sheet.

(2)	Amount shown is net of $3.0 million equity investment in the Capital Trust due to the contractual right of offset upon repayment of the note.

(3)
Primarily related to service and maintenance agreements, a portion of which are incurred in our capacity as manager of our property-casualty affiliates. We receive reimbursement from our property-casualty affiliates for such amounts.

(4)
Includes our estimated future contributions to defined and postretirement benefit plans. Contributions related to the qualified pension plan are included through 2015. No amounts related to the qualified pension plan are included beyond 2015 as the contribution amounts will be re-evaluated based on actual results.

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

Pension assets and liabilities are affected by the estimated fair value of plan assets, estimates of the expected return on plan assets and/or discount rates. Actual changes in the fair value of plan assets and differences between the actual return on plan assets and the expected return on plan assets will affect the amount of pension expense ultimately recognized. The December 31, 2014 pension obligation was computed based on an average 4.05% discount rate, which was based on yields for high-quality corporate bonds with a maturity approximating the duration of our pension liability. The long-term return on plan assets is based on current and projected asset allocations. Declines in comparable bond and equity yields would increase our net pension liability. Our net pension liability could increase or decrease depending on the extent to which returns on pension plan assets are lower or higher than the discount rate.

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

Fair values are obtained primarily from a variety of independent pricing sources, whose results we evaluate internally. Details regarding valuation techniques and processes are summarized in Notes 1 and 3 to our consolidated financial statements included in Item 8.

At December 31, 2014, our fixed maturity securities classified as available for sale had a fair value of $6,700.7 million, with gross unrealized gains totaling $616.4 million and gross unrealized losses totaling $27.1 million. Due to the large number of fixed maturity securities held, the unique attributes of each security and the complexity of valuation methods, it is not practical to estimate a potential range of fair values for different assumptions and methods that could be used in the valuation process.

Fixed maturities - available for sale and equity securities
We are required to exercise judgment to determine when a decline in the value of a security is other than temporary. Whether a realized loss needs to be recognized in earnings and the amount of the loss primarily depends on whether (1) a decline in fair value is other than temporary, (2) the extent to which a decline is related to credit versus non-credit related factors, (3) our intent to sell the security and (4) whether or not we could be required to sell prior to recovery. The previous amortized cost is adjusted by the loss reported in earnings to provide a new cost basis for fixed maturity securities and the fair value becomes the new cost basis for equity securities.

We evaluate the operating results of the underlying issuer, near-term prospects of the issuer, general market conditions, causes for the decline in value, the length of time there has been a decline in value, other key economic measures and our intent to sell and whether or not we would be required to sell prior to recovery.

At December 31, 2014, we had 189 fixed maturity and equity securities with gross unrealized losses totaling $27.8 million. Included in the gross unrealized losses are losses attributable to both movements in market interest rates as well as temporary credit issues. Details regarding these securities are included in the "Financial Condition - Investments" section above.

Due to the large number of securities within the investment portfolio and the unique credit characteristic of each, it is not practical to estimate a range of other-than-temporary impairment losses. As discussed in Note 2 to our consolidated financial statements included in Item 8, we believe that all other-than-temporary impairment losses within the portfolio have been recognized.

Balance Sheet Caption	Description of Critical Estimate	Assumptions / Approach Used	Effect if Different Assumptions / Approach Used
Deferred acquisition costs
Amortization of deferred acquisition costs for participating life insurance and interest sensitive products is dependent upon estimates of future gross profits or margins on this business. Key assumptions used include the following:
- amount of death and surrender benefits and the length of time the policies will stay in force,
- yield on investments supporting the liabilities,
- amount of interest or dividends credited to the policies,
- amount of policy fees and charges and
- amount of expenses necessary to maintain the policies.
Estimates used in the calculation of amortization of deferred acquisition costs, which are revised at least annually, are based on historical results and our best estimate of future experience.
Amortization of deferred acquisition costs for participating life insurance and interest sensitive products is expected to total approximately $26.8 million for 2015, excluding the impact of new production in 2015.

Based upon a historical analysis of fluctuations in estimated gross profits, we believe it is reasonably likely that a 10% change in estimated gross profits could occur. A 10% increase in estimated gross profits for 2015 would result in $1.6 million of additional amortization expense. Correspondingly, a 10% decrease in estimated gross profits would result in a $1.6 million reduction of amortization expense. The information above is for illustrative purposes only and does not reflect our expectations regarding future changes in estimated gross profits.

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
Other assets/liabilities
The determination of net periodic pension expense and related accrued/prepaid pension cost requires the use of estimates as to the expected return on plan assets, discount rate on plan liabilities and other accrual assumptions. Pension expense for 2014 totaled $5.9 million.

We assume an expected long-term rate of return on plan assets of 7.00% and a discount rate of 4.05%. Details regarding the method used to determine the discount rate are summarized in Note 8 to our consolidated financial statements included in Item 8.

The long-term rate of return may fluctuate over time based on asset mix and if investment returns over a long period of time significantly differ from historical returns. The discount rate changes annually as it is based on current yields for high-quality corporate bonds with a maturity approximating the duration of our pension obligations. As fluctuations in the expected long-term rate of return and discount rate have been historically moderate and we have no current plans to change our investment strategy significantly, we believe a change of up to 100 basis points is reasonably likely. A 100 basis point decrease in the expected return on assets would result in a $0.8 million increase in pension expense and a 100 basis point increase would result in a $0.8 million decrease to pension expense. A 100 basis point decrease in the assumed discount rate would result in a $2.2 million increase in pension expense while a 100 basis point increase would result in a $1.7 million decrease to pension expense. The information above is for illustrative purposes only and does not reflect our expectations regarding future changes in the long-term rate of return or discount rates.

Deferred income taxes
The amount of deferred tax assets we hold is dependent on our estimate of the future deductibility of certain items. A valuation allowance against deferred income tax assets is established if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. No valuation allowance was recorded on deferred tax assets at December 31, 2014.

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

At December 31, 2014, we held gross deferred tax assets totaling $56.8 million, primarily related to future policy benefits, employee benefits and loss carryforwards. Utilization of these deferred tax assets is dependent on our future earnings. No valuation allowance has been established for these deferred tax assets, as we believe future earnings will be sufficient to ensure their utilization. If future earnings are no longer expected to be sufficient, a valuation allowance will need to be established. Given the number of variables that impact the level of future earnings, it is not practicable to estimate a range of possible outcomes to the valuation of the deferred tax assets.

Recent Accounting Pronouncements

No material accounting pronouncements have been adopted during the year. See Note 1 to our consolidated financial statements included in Item 8 for a discussion of recent accounting pronouncements that may impact us in the future.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a - 15(f). Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

We engage Ernst & Young LLP as the independent registered public accounting firm to audit our financial statements and internal control over financial reporting and express their opinion thereon. A copy of Ernst & Young LLP's audit opinions follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
FBL Financial Group, Inc.

We have audited FBL Financial Group, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Management of FBL Financial Group, Inc. (the Company) is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, FBL Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014 of FBL Financial Group, Inc. and our report dated March 5, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Des Moines, Iowa
March 5, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders
FBL Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of FBL Financial Group, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FBL Financial Group, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations, comprehensive income and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FBL Financial Group, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 5, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Des Moines, Iowa
March 5, 2015

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2014	2013
Assets
Investments:
Fixed maturities - available for sale, at fair value (amortized cost: 2014 - $6,111,433; 2013 - $5,828,539)	$6,700,698	$6,081,753
Equity securities - available for sale, at fair value (cost: 2014 $107,410; 2013 - $90,071)	112,623	91,555
Mortgage loans	629,296	575,861
Real estate	3,622	4,084
Policy loans	182,502	176,993
Short-term investments	48,585	108,677
Other investments	3,644	1,079
Total investments	7,680,970	7,040,002

Cash and cash equivalents	76,632	6,370
Securities and indebtedness of related parties	129,872	116,305
Accrued investment income	76,445	75,186
Amounts receivable from affiliates	2,666	3,145
Reinsurance recoverable	101,247	100,001
Deferred acquisition costs	220,760	335,514
Value of insurance in force acquired	22,497	23,579
Other assets	70,286	67,266
Assets held in separate accounts	683,033	693,955

Total assets	$9,064,408	$8,461,323

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

	December 31,
	2014	2013
Liabilities and stockholders' equity
Liabilities:
Future policy benefits:
Interest sensitive products	$4,543,980	$4,278,871
Traditional life insurance and accident and health products	1,581,138	1,515,139
Other policy claims and benefits	34,895	45,530
Supplementary contracts without life contingencies	341,955	349,761
Advance premiums and other deposits	248,679	240,441
Amounts payable to affiliates	188	408
Long-term debt payable to non-affiliates	97,000	97,000
Current income taxes	2,764	1,499
Deferred income taxes	205,698	122,839
Other liabilities	72,196	71,089
Liabilities related to separate accounts	683,033	693,955
Total liabilities	7,811,526	7,416,532

Stockholders' equity:
FBL Financial Group, Inc. stockholders' equity
Preferred stock, without par value, at liquidation value - authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 24,703,903 shares in 2014 and 24,742,942 shares in 2013	144,625	134,993
Class B common stock, without par value - authorized 1,500,000 shares, issued and outstanding 11,413 shares in 2014 and 2013	72	72
Accumulated other comprehensive income	258,410	119,067
Retained earnings	846,737	787,609
Total FBL Financial Group, Inc. stockholders' equity	1,252,844	1,044,741
Noncontrolling interest	38	50
Total stockholders' equity	1,252,882	1,044,791
Total liabilities and stockholders' equity	$9,064,408	$8,461,323
See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Year ended December 31,
	2014	2013	2012
Revenues:
Interest sensitive product charges	$109,770	$111,575	$101,410
Traditional life insurance premiums	183,300	180,944	175,086
Net investment income	382,082	370,651	361,324
Net realized capital gains on sales of investments	3,760	15,967	17,479

Total other-than-temporary impairment losses	(822)	(6,662)	(26,399)
Non-credit portion in other comprehensive income/loss	—	4,250	9,372
Net impairment losses recognized in earnings	(822)	(2,412)	(17,027)
Other income	14,849	14,506	17,268
Total revenues	692,939	691,231	655,540

Benefits and expenses:
Interest sensitive product benefits	211,540	203,599	196,387
Traditional life insurance benefits	162,876	160,471	156,290
Policyholder dividends	12,012	13,319	14,275
Underwriting, acquisition and insurance expenses	138,258	138,260	141,906
Interest expense	4,707	6,863	7,952
Loss on debt redemption	—	—	33
Other expenses	16,445	18,414	20,513
Total benefits and expenses	545,838	540,926	537,356
	147,101	150,305	118,184
Income taxes	(47,335)	(49,322)	(40,071)
Equity income, net of related income taxes	10,103	7,410	4,683
Net income from continuing operations	109,869	108,393	82,796
Discontinued operations:
Loss on sale of subsidiary, net of tax benefit ($1,213 in 2012)	—	—	(2,252)
Loss from discontinued operations, net of tax	—	—	(687)
Total loss from discontinued operations	—	—	(2,939)
Net income	109,869	108,393	79,857
Net loss attributable to noncontrolling interest	72	165	83
Net income attributable to FBL Financial Group, Inc.	$109,941	$108,558	$79,940

Earnings per common share:
Income from continuing operations	$4.42	$4.25	$3.01
Loss from discontinued operations	—	—	(0.11)
Earnings per common share	$4.42	$4.25	$2.90
Earnings per common share - assuming dilution:
Income from continuing operations	$4.39	$4.21	$2.97
Loss from discontinued operations	—	—	(0.10)
Earnings per common share - assuming dilution	$4.39	$4.21	$2.87

Cash dividends per common share	$1.40	$0.52	$0.40
Special cash dividend per common share	$—	$2.00	$—

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year ended December 31,
	2014	2013	2012
Net income	$109,869	$108,393	$79,857
Other comprehensive income (loss) (1)
Change in net unrealized investment gains/losses	142,121	(169,894)	126,043
Non-credit impairment losses	—	(2,690)	(5,984)
Change in underfunded status of postretirement benefit plans	(2,778)	1,798	(8,051)
Total other comprehensive income (loss), net of tax	139,343	(170,786)	112,008
Total comprehensive income (loss), net of tax	249,212	(62,393)	191,865
Comprehensive loss (income) attributable to noncontrolling interest	72	165	83
Total comprehensive income (loss) applicable to FBL Financial Group, Inc.	$249,284	$(62,228)	$191,948

(1)
Other comprehensive income is recorded net of deferred income taxes and other adjustments for assumed changes in deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)

	FBL Financial Group, Inc. Stockholders' Equity
	Series B Preferred Stock	Class A and Class B Common Stock	Accumulated Other Comprehensive Income	Retained Earnings	Non- controlling Interest	Total Stockholders' Equity
Balance at January 1, 2012	$3,000	$137,206	$177,845	$884,263	$115	$1,202,429
Net income	—	—	—	79,940	(83)	79,857
Other comprehensive income	—	—	112,008	—	—	112,008
Issuance of common stock under compensation plans	—	10,901	—	—	—	10,901
Purchase of common stock	—	(24,879)	—	(157,011)	—	(181,890)
Dividends on preferred stock	—	—	—	(150)	—	(150)
Dividends on common stock	—	—	—	(10,932)	—	(10,932)
Receipts related to noncontrolling interest	—	—	—	—	24	24
Balance at December 31, 2012	3,000	123,228	289,853	796,110	56	1,212,247
Net income	—	—	—	108,558	(165)	108,393
Other comprehensive income (loss)	—	—	(170,786)	—	—	(170,786)
Issuance of common stock under compensation plans	—	20,156	—	—	—	20,156
Purchase of common stock	—	(8,319)	—	(52,284)	—	(60,603)
Dividends on preferred stock	—	—	—	(150)	—	(150)
Dividends on common stock	—	—	—	(64,625)	—	(64,625)
Receipts related to noncontrolling interest	—	—	—	—	159	159
Balance at December 31, 2013	3,000	135,065	119,067	787,609	50	1,044,791
Net income	—	—	—	109,941	(72)	109,869
Other comprehensive income	—	—	139,343	—	—	139,343
Issuance of common stock under compensation plans	—	12,028	—	—	—	12,028
Purchase of common stock	—	(2,396)	—	(16,064)	—	(18,460)
Dividends on preferred stock	—	—	—	(150)	—	(150)
Dividends on common stock	—	—	—	(34,599)	—	(34,599)
Receipts related to noncontrolling interest	—	—	—	—	60	60
Balance at December 31, 2014	$3,000	$144,697	$258,410	$846,737	$38	$1,252,882

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended December 31,
	2014	2013	2012
Operating activities
Net income	$109,869	$108,393	$79,857
Adjustments to reconcile net income to net cash provided by operating activities:
Interest credited to account balances	149,528	144,906	141,490
Charges for mortality, surrenders and administration	(105,100)	(100,820)	(95,437)
Net realized gains on investments	(2,938)	(13,555)	(452)
Change in fair value of derivatives	(1,353)	(955)	259
Increase in liabilities for traditional life and accident and health benefits	65,999	58,064	55,081
Deferral of acquisition costs	(41,409)	(43,452)	(47,552)
Amortization of deferred acquisition costs and value of insurance in force	37,171	33,076	43,466
Change in reinsurance recoverable	(1,246)	(1,763)	(3,553)
Provision for deferred income taxes	7,774	6,058	48,789
Loss on sale of subsidiary	—	—	2,252
Loss on debt redemption	—	—	33
Other	(9,537)	(7,677)	(17,754)
Net cash provided by operating activities	208,758	182,275	206,479

Investing activities
Sales, maturities or repayments:
Fixed maturities - available for sale	511,246	720,316	653,067
Equity securities - available for sale	1,840	12,810	12,860
Mortgage loans	43,634	64,215	71,544
Derivative instruments	1,760	506	161
Policy loans	33,704	34,946	35,907
Securities and indebtedness of related parties	2,997	10,381	302
Other investments	—	30	—
Real estate	—	1,957	—
Acquisitions:
Fixed maturities - available for sale	(777,547)	(893,555)	(1,086,107)
Equity securities - available for sale	(19,178)	(26,740)	(38,994)
Mortgage loans	(96,623)	(87,568)	(75,780)
Derivative instruments	(2,399)	(607)	(223)
Policy loans	(39,213)	(37,685)	(37,793)
Securities and indebtedness of related parties	(20,317)	(30,960)	(38,153)
Short-term investments, net change	60,092	(34,161)	(32,760)
Purchases and disposals of property and equipment, net	(8,639)	(11,846)	(3,422)
Proceeds returned related to sale of subsidiary	—	—	(9,315)
Net cash used in investing activities	(308,643)	(277,961)	(548,706)

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Year ended December 31,
	2014	2013	2012
Financing activities
Contract holder account deposits	$608,435	$565,255	$629,700
Contract holder account withdrawals	(396,795)	(384,914)	(361,189)
Transfer from restricted debt defeasance trusts	—	—	211,627
Repayments of debt	—	(50,000)	(174,258)
Receipts related to noncontrolling interests, net	60	159	24
Excess tax deductions on stock-based compensation	1,199	1,964	2,393
Repurchase of common stock, net	(8,003)	(43,707)	(173,253)
Dividends paid	(34,749)	(64,775)	(11,082)
Net cash provided by financing activities	170,147	23,982	123,962
Increase (decrease) in cash and cash equivalents	70,262	(71,704)	(218,265)
Cash and cash equivalents at beginning of year	6,370	78,074	296,339
Cash and cash equivalents at end of year	$76,632	$6,370	$78,074

Supplemental disclosures of cash flow information
Cash paid (received) during the year for:
Interest	$4,850	$7,104	$11,383
Income taxes	22,802	21,001	(27,957)

See accompanying notes.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

Nature of Business

FBL Financial Group, Inc. (we or the Company) operates predominantly in the life insurance industry through its principal subsidiary, Farm Bureau Life Insurance Company (Farm Bureau Life). Farm Bureau Life markets individual life insurance policies and annuity contracts to Farm Bureau members and other individuals and businesses in the Midwestern and Western sections of the United States through an exclusive agency force. Greenfields Life Insurance Company (Greenfields), a subsidiary of Farm Bureau Life, was launched in 2013 and offers life and annuity products in the state of Colorado. Several subsidiaries support various functional areas of Farm Bureau Life and other affiliates by providing investment advisory, marketing and distribution, and leasing services. In addition, we manage two Farm Bureau affiliated property-casualty companies.

See Note 15 for information on the sale of our former subsidiary, EquiTrust Life Insurance Company (EquiTrust Life) in 2011. Financial results of this business component have been reclassified to discontinued operations in the prior period financial statements and excluded from the notes to the consolidated financial statements, unless otherwise noted.

Consolidation

Our consolidated financial statements include the financial statements of the Company and its direct and indirect subsidiaries. All significant intercompany transactions have been eliminated.

Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (FASB) issued guidance related to accounting for investments in low income housing tax credit limited partnerships. Our low income housing tax credit investments totaled $84.8 million at December 31, 2014 and $76.2 million at December 31, 2013. Presently, we account for these investments under the equity method and include related tax benefits as a component of equity income. The new guidance allows us the option to account for these partnerships using the proportional amortization method, which amortizes the acquisition cost of the partnership in proportion to the recognition of the tax benefits associated with these projects. The tax credits, net of the amortization of the partnership interest, would be recognized as a component of income taxes. This guidance will be effective for fiscal years beginning after December 15, 2014 and must be applied retrospectively, for companies that elect to adopt the proportional amortization method. We do not plan to change our accounting practice for investments in low income housing tax credit limited partnerships.

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

Investments

Fixed Maturities and Equity Securities

Fixed maturities, comprised of bonds and redeemable preferred stock, which may be sold, are designated as "available for sale." Available-for-sale securities are reported at fair value and unrealized gains and losses on these securities are included directly in stockholders' equity as a component of accumulated other comprehensive income. The unrealized gains and losses are reduced by a provision for deferred income taxes and adjustments to deferred acquisition costs, value of insurance in force acquired, unearned revenue reserves and policyholder liabilities that would have been required as a charge or credit to income had such amounts been realized.

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

Mortgage Loans

Mortgage loans are reported at cost adjusted for amortization of premiums and accrual of discounts. If we determine that the value of any mortgage loan is impaired (i.e., when it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to its fair value, which may be based upon the present value of expected future cash flows from the loan, or the fair value of the underlying collateral. We evaluate each of our mortgage loans individually and establish an estimated loss, if needed, for each impaired loan identified. The carrying value of each specific loan is reduced by the estimated loss. Interest income is accrued on impaired loans to the extent it is deemed collectible (generally delinquent less than 90 days) and the loan continues to perform under its original or restructured contractual terms. Interest income on non-performing loans is generally recognized on a cash basis. Once mortgage loans are classified as nonaccrual loans, the resumption of the interest accrual would commence only after all past-due interest has been collected or the mortgage loan has been restructured such that the collection of interest is considered likely.

Real Estate

Real estate is reported at cost less allowances for depreciation, as applicable. The carrying value of these assets is subject to regular review. For properties not held for sale, if indicators of impairment are present and a property's expected undiscounted cash flows are not sufficient to recover the property's carrying value, an impairment loss is recognized and the property's cost basis is reduced to fair value. If the fair value, less estimated sales costs, of real estate held for sale decreases to an amount lower than its carrying value, the carrying value of the real estate is reduced by the establishment of a valuation allowance recognized as a realized loss on investments. There were two properties held for investment with an impairment charge of $0.4 million as of December 31, 2014 and one property held for investment with an impairment charge of less than $0.1 million as of December 31, 2013. There were no properties held for sale as of December 31, 2014 and 2013.

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

Securities and indebtedness of related parties include investments in corporations and partnerships over which we may exercise significant influence and those investments for which we are required to use the equity method of accounting. These corporations and partnerships operate predominately in the investment company, real estate, broker/dealer and insurance industries and include low income housing tax credit-generating partnerships. Such investments are accounted for using the equity method. In applying the equity method, we record our share of income or loss reported by the equity investees. For partnerships operating in the investment company industry, this income or loss includes changes in unrealized gains and losses in the partnerships' investment portfolios.

Accrued Investment Income

We discontinue the accrual of investment income on invested assets when it is determined that it is probable that we will not collect the income.

Realized Gains and Losses on Investments

Realized gains and losses on sales of investments are determined on the basis of specific identification. The carrying values of all our investments are reviewed on an ongoing basis for credit deterioration. When our review indicates a decline in fair value for a fixed maturity security is an other-than-temporary impairment (OTTI) and we do not intend to sell or believe we will be required to sell the security before recovery of our amortized cost, a specific write down is charged to earnings for the credit loss and a specific charge is recognized in accumulated other comprehensive income for the non-credit loss component. If we intend to sell or believe we will be required to sell a fixed maturity security before its recovery, the full amount of the impairment write down to fair value is charged to earnings. For all equity securities, the full amount of an OTTI write down is recognized as a realized loss on investments in the consolidated statements of operations and the new cost basis for the security is equal to its fair value.

We monitor the financial condition and operations of the issuers of fixed maturities and equity securities that could potentially have a credit impairment that is OTTI. In determining whether or not an unrealized loss is OTTI, we review factors such as:

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

Deferred Acquisition Costs and Value of Insurance In Force Acquired

Deferred acquisition costs include certain costs of successfully acquiring new insurance business, including commissions and other expenses related to the production of new business, to the extent recoverable from future policy revenues and gross profits. Also included are premium bonuses and bonus interest credited to contracts during the first contract year only. The value of insurance in force acquired represents the cost assigned to insurance contracts when an insurance company is acquired. The initial value is determined by an actuarial study using expected future gross profits as a measurement of the net present value of the insurance acquired. Interest accrued on the unamortized balance at a weighted average rate of 3.90% in 2014, 4.56% in 2013 and 4.70% in 2012.

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

Other Assets

Other assets include property and equipment, primarily comprised of capitalized software costs and furniture and equipment, which are reported at cost less allowances for depreciation and amortization. We expense costs incurred in the preliminary stages of developing internal-use software as well as costs incurred post-implementation for maintenance. Capitalization of internal-use software costs occurs after management has authorized the project and it is probable that the software will be used as intended. Amortization of software costs begins after the software has been placed in production. Depreciation and amortization expense is computed primarily using the straight-line method over the estimated useful lives of the assets, which range from two to twenty years. Property and equipment had a carrying value of $28.6 million at December 31, 2014 and $25.8 million at December 31, 2013, and accumulated depreciation and amortization of $53.2 million at December 31, 2014 and $50.3 million at December 31, 2013. Depreciation and amortization expense for property and equipment was $6.3 million in 2014, $4.6 million in 2013 and $4.8 million in 2012.

Other assets at December 31, 2014 and 2013, also includes goodwill of $9.9 million related to the excess of the amounts paid to acquire companies over the fair value of the net assets acquired. Goodwill is not amortized but is subject to annual impairment testing. We evaluate our goodwill balance by comparing the fair value of our reporting units to the carrying value of the goodwill. We conduct a qualitative impairment review at least annually as well as when indicators suggest an impairment may have occurred to determine if indicators of deterioration in the business would suggest its value has declined below the carrying value of goodwill. Such circumstances include changes in the competitive or overall economic environment or other business condition changes that may negatively impact the value of the underlying business. On a periodic basis, as well as in the event circumstances indicate the value of the business may have declined significantly, we will estimate the value of the business using discounted cash flow techniques. We believe this approach better approximates the fair value of our goodwill than a market capitalization approach. A number of significant assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including future premiums, product lapses, investment yields and discount rate. Underlying assumptions are based on historical experience and our best estimates given information available at the time of testing. As a result of our impairment review, we have determined our goodwill was not impaired as of December 31, 2014 or 2013.

Future Policy Benefits

Future policy benefit reserves for interest sensitive products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. We also have additional benefit reserves that are established for annuity or universal life-type contracts that provide benefit guarantees, or for contracts that are expected to produce profits followed by losses. The liabilities are accrued in relation to estimated contract assessments. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances. Interest crediting rates for our interest sensitive products ranged from 1.00% to 5.50% in 2014, 2013 and 2012.

The liability for future policy benefits for direct participating traditional life insurance is based on net level premium reserves, including assumptions as to interest, mortality and other factors underlying the guaranteed policy cash values. Reserve interest assumptions are level and range from 2.00% to 6.00%. The average rate of assumed investment yields used in estimating gross margins was 5.75% in 2014 and 5.84% in 2013 and 2012. The liability for future policy benefits for non-participating traditional life insurance is computed using a net level method, including assumptions as to mortality, persistency and interest and includes provisions for possible unfavorable deviations.

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

We have accrued dividends for participating business that are established for anticipated amounts earned to date that have not been paid. The declaration of future dividends for participating business is at the discretion of the Board of Directors of Farm Bureau Life. Participating business accounted for 30% of receipts from policyholders during 2014 (2013 - 30% and 2012 - 35%) and represented 11% of life insurance in force at December 31, 2014 and 2013 and 12% in 2012.

Deferred Income Taxes

Deferred income tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted tax rates expected to be in effect when the assets or liabilities are recovered or settled. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period. A valuation allowance against deferred income tax assets is established if it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

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

Underwriting, Acquisition and Insurance Expenses

	Year ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	$22,856	$27,410	$23,712
Amortization of deferred acquisition costs	33,303	29,908	37,651
Amortization of value of insurance in force acquired	3,500	2,565	5,562
Other underwriting, acquisition and insurance expenses, net of deferrals	78,599	78,377	74,981
Total	$138,258	$138,260	$141,906

Other Income and Other Expenses

Other income and other expenses primarily consist of revenue and expenses generated by our various non-insurance subsidiaries for investment advisory, marketing and distribution, and leasing services. They also include revenues and expenses generated by our parent company for management services. Certain of these activities are performed on behalf of our affiliates. Lease income from leases with affiliates totaled $3.1 million in 2014, $2.2 million in 2013 and $2.4 million in 2012. Investment advisory fee income from affiliates totaled $1.9 million in 2014, $1.7 million in 2013 and $1.5 million in 2012. In addition, Farm Bureau Life has certain items, including fees earned from brokered products, reported as other income and other expense, which netted to $3.2 million in 2014, $3.0 million in 2013 and $3.3 million in 2012. During 2012, we also received fees of $3.5 million from the acquirer of EquiTrust Life to provide administrative support and transition services. We expense legal costs associated with a loss contingency as incurred.

Discontinued Operations

Upon the sale of EquiTrust Life our independent distribution business segment was discontinued. Discontinued operations are those in which we no longer have any significant continuing involvement in the operations after the disposal transaction. The results of discontinued operations are segregated from our continuing operations and reported as loss from discontinued operations in the consolidated statements of operations for current and prior periods. The loss recognized on the disposal is also reported as a component of discontinued operations. Components of the loss from discontinued operations are separately disclosed in Note 15.

Retirement and Compensation Plans

We participate with affiliates in defined benefit pension plans, including a multiemployer plan. The multiemployer plan records an asset or liability based on the difference between contributions made to the plan to date and expense recognized for the plan to date. The obligations for the single employer plans are based on an actuarial valuation of future benefits. For the multiemployer plan, our contributions are commingled with those of the other employers to fund the plan benefit obligations. Should a participating employer be unable to provide funding, the remaining employers would be required to continue funding all future obligations. We employ a long-term investment strategy of maintaining diversified plan assets. The expected return on plan assets is set at the long-term rate expected to be earned based on the long-term investment strategy of the plans for assets at the end of the reporting period.

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

We also have share-based payment arrangements under our Class A Common Stock Compensation Plan, although no new awards have been made since 2011. We recognize compensation expense for all share-based payments granted, modified or settled. The stock option non-performance related stock-based expense was being recognized over the shorter of our five-year vesting schedule or the period ending when the employee becomes eligible for retirement using the straight-line method. However, during 2014 we accelerated the vesting of all unvested stock options and recognized the remaining compensation expense. The impact of forfeitures is estimated and compensation expense is recognized only for those stock-based instruments expected to vest. We report tax deductions related to stock-based instruments in excess of recognized compensation expense as a financing cash flow.

See Note 8 for additional details on these plans.

Comprehensive Income

Comprehensive income includes net income, as well as other comprehensive income items not recognized through net income. Other comprehensive income includes unrealized gains and losses on our available-for-sale securities as well as the underfunded obligation for postretirement benefit plans. These items are included in accumulated other comprehensive income, net of tax and other offsets, in stockholders' equity. The changes in unrealized gains and losses reported in our Statement of Comprehensive Income, excludes net investment gains and losses included in net income which represent transfers from unrealized to realized gains and losses. These transfers are further discussed in Note 7. The components of the underfunded obligation for postretirement benefit plans are provided in Note 8.

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

2. Investment Operations

Fixed Maturity and Equity Securities

Available-For-Sale Fixed Maturity and Equity Securities by Investment Category

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit losses on other-than-temporary impairments (1)
	(Dollars in thousands)
Fixed maturities:
Corporate (2)	$3,335,535	$348,937	$(17,566)	$3,666,906	$211
Residential mortgage-backed	453,607	42,510	(4,583)	491,534	(3,694)
Commercial mortgage-backed	485,934	45,573	(812)	530,695	—
Other asset-backed	508,090	17,188	(4,017)	521,261	5,223
United States Government and agencies	38,227	4,581	(4)	42,804	—
State, municipal and other governments	1,290,040	157,571	(113)	1,447,498	—
Total fixed maturities	$6,111,433	$616,360	$(27,095)	$6,700,698	$1,740

Equity securities:
Non-redeemable preferred stocks	$80,566	$5,135	$(660)	$85,041
Common stocks	26,844	738	—	27,582
Total equity securities	$107,410	$5,873	$(660)	$112,623

Available-For-Sale Fixed Maturity and Equity Securities by Investment Category

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit losses on other-than-temporary impairments (1)
	(Dollars in thousands)
Fixed maturities:
Corporate (2)	$3,142,476	$229,151	$(64,848)	$3,306,779	$329
Residential mortgage-backed	492,990	35,676	(7,938)	520,728	(4,155)
Commercial mortgage-backed	391,845	20,014	(7,192)	404,667	—
Other asset-backed	444,047	19,169	(6,673)	456,543	1,725
United States Government and agencies	39,261	4,218	(198)	43,281	—
State, municipal and other governments	1,317,920	60,869	(29,034)	1,349,755	—
Total fixed maturities	$5,828,539	$369,097	$(115,883)	$6,081,753	$(2,101)

Equity securities:
Non-redeemable preferred stocks	$65,692	$3,141	$(2,383)	$66,450
Common stocks	24,379	726	—	25,105
Total equity securities	$90,071	$3,867	$(2,383)	$91,555

(1)
Non-credit losses subsequent to the initial impairment measurement date on OTTI's are included in the gross unrealized gains and losses columns above. The non-credit loss component of OTTI losses for corporate and other asset-backed securities were in an unrealized gain position at December 31, 2014 and at December 31, 2013 due to increases in estimated fair value subsequent to initial recognition of non-credit losses on such securities.

(2)
Corporate securities include hybrid preferred securities with a fair value of $80.9 million at December 31, 2014 and $76.3 million at December 31, 2013. Corporate securities also include redeemable preferred stock with a fair value of $29.9 million at December 31, 2014 and $17.1 million at December 31, 2013.

Available-For-Sale Fixed Maturities by Maturity Date

	December 31, 2014
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$93,299	$94,846
Due after one year through five years	758,104	843,133
Due after five years through ten years	890,121	963,230
Due after ten years	2,922,278	3,255,999
	4,663,802	5,157,208
Mortgage-backed and other asset-backed	1,447,631	1,543,490
Total fixed maturities	$6,111,433	$6,700,698

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Fixed maturities not due at a single maturity date have been included in the above table in the year of final contractual maturity.

Net Unrealized Gains (Losses) on Investments in Accumulated Other Comprehensive Income

	December 31,
	2014	2013
	(Dollars in thousands)
Net unrealized appreciation on:
Fixed maturities - available for sale	$589,265	$253,214
Equity securities - available for sale	5,213	1,484
	594,478	254,698
Adjustments for assumed changes in amortization pattern of:
Deferred acquisition costs	(179,544)	(55,550)
Value of insurance in force acquired	(3,939)	(6,356)
Unearned revenue reserve	11,461	2,790
Adjustments for assumed changes in policyholder liabilities	(11,182)	(2,957)
Provision for deferred income taxes	(143,932)	(67,404)
Net unrealized investment gains	$267,342	$125,221

Change in Unrealized Appreciation/Depreciation of Investments - Recorded in Accumulated Other Comprehensive Income

	Year ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Fixed maturities - available for sale	$336,051	$(374,923)	$247,581
Equity securities - available for sale	3,729	(2,629)	2,378
Change in unrealized appreciation/depreciation of investments	$339,780	$(377,552)	$249,959

The changes in net unrealized investment gains and losses are recorded net of deferred income taxes and other adjustments for assumed changes in deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities. Subsequent changes in fair value of securities for which a previous non-credit OTTI loss was recognized in accumulated other comprehensive income are reported along with changes in fair value for which no OTTI losses were previously recognized.

Fixed Maturity and Equity Securities with Unrealized Losses by Length of Time

	December 31, 2014
	Less than one year		One year or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$203,764	$(9,756)	$142,600	$(7,810)	$346,364	$(17,566)	64.8%
Residential mortgage-backed	27,889	(315)	19,084	(4,268)	46,973	(4,583)	16.9
Commercial mortgage-backed	—	—	20,900	(812)	20,900	(812)	3.0
Other asset-backed	128,516	(2,349)	55,526	(1,668)	184,042	(4,017)	14.8
United States Government and agencies	500	—	470	(4)	970	(4)	—
State, municipal and other governments	—	—	12,472	(113)	12,472	(113)	0.5
Total fixed maturities	$360,669	$(12,420)	$251,052	$(14,675)	$611,721	$(27,095)	100.0%

Equity securities:
Non-redeemable preferred stocks	$14,838	$(110)	$4,450	$(550)	$19,288	$(660)
Total equity securities	$14,838	$(110)	$4,450	$(550)	$19,288	$(660)

Fixed Maturity and Equity Securities with Unrealized Losses by Length of Time

	December 31, 2013
	Less than one year		One year or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$802,161	$(60,138)	$43,500	$(4,710)	$845,661	$(64,848)	56.0%
Residential mortgage-backed	92,020	(3,548)	20,948	(4,390)	112,968	(7,938)	6.8
Commercial mortgage-backed	53,647	(4,454)	28,054	(2,738)	81,701	(7,192)	6.2
Other asset-backed	101,961	(1,109)	33,170	(5,564)	135,131	(6,673)	5.8
United States Government and agencies	4,407	(198)	—	—	4,407	(198)	0.2
State, municipal and other governments	353,120	(25,700)	19,165	(3,334)	372,285	(29,034)	25.0
Total fixed maturities	$1,407,316	$(95,147)	$144,837	$(20,736)	$1,552,153	$(115,883)	100.0%

Equity securities:
Non-redeemable preferred stocks	$31,639	$(1,756)	$4,373	$(627)	$36,012	$(2,383)
Total equity securities	$31,639	$(1,756)	$4,373	$(627)	$36,012	$(2,383)

Fixed maturities in the above table include 185 securities from 160 issuers at December 31, 2014 and 440 securities from 366 issuers at December 31, 2013. We do not intend to sell or believe we will be required to sell any of our impaired fixed maturities before recovery of their amortized cost basis. The following summarizes the more significant unrealized losses of fixed maturities and equity securities by investment category as of December 31, 2014.

Corporate securities: The largest unrealized losses were in the energy sector ($90.2 million carrying value and $6.6 million unrealized loss). The largest unrealized losses in the energy sector were in the energy services ($30.4 million carrying value and $3.0 million unrealized loss) and the energy independent ($36.0 million carrying value and $2.2 million unrealized loss) sub-sectors. The majority of losses were primarily attributable to general credit spread widening across the energy sector.

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

Equity securities: Our gross unrealized losses were on investment grade non-redeemable perpetual preferred securities within the finance sector. These securities provide periodic cash flows, contain call features and are similarly rated and priced like other long-term callable bonds and are evaluated for OTTI similar to fixed maturities. The decline in fair value is primarily due to market concerns regarding the sector. We have evaluated the near-term prospects of our equity securities in relation to the severity and duration of their impairment as well as our intent and ability to hold these investments until recovery of fair value, and have concluded they are not other than temporarily impaired.

Excluding mortgage and asset-backed securities, no securities from the same issuer had an aggregate unrealized loss in excess of $1.1 million at December 31, 2014, with the largest unrealized loss from an energy service provider. With respect to mortgage and asset-backed securities not backed by the United States Government, our largest aggregate unrealized loss from the same issuer at December 31, 2014 was $3.6 million, consisting of two different securities that are backed by different pools of Alt-A residential mortgage loans. Both securities are rated non-investment grade and the largest unrealized loss totaled $2.3 million.

Mortgage Loans

Our mortgage loan portfolio consists principally of commercial mortgage loans that we have originated. Our lending policies require that the loans be collateralized by the value of the related property, establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. We originate loans with an initial loan-to- value ratio that provides sufficient excess collateral to absorb losses should we be required to foreclose and take possession of the collateral. In order to identify impairment losses timely, management maintains and reviews a watch list of mortgage loans that have heightened risk. These loans may include those with borrowers delinquent on contractual payments, borrowers experiencing financial difficulty, increases in rental real estate vacancies and significant declines in collateral value. We evaluate each of our mortgage loans individually and establish an estimated loss, if needed, for each impaired loan identified. An estimated loss is needed for loans for which we do not believe we will collect all amounts due according to the contractual terms of the respective loan agreements.

Any loan delinquent on contractual payments is considered non-performing. At December 31, 2014 and December 31, 2013, there were no non-performing loans over 90 days past due on contractual payments.

Mortgage Loans by Collateral Type

	December 31, 2014		December 31, 2013
Collateral Type	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
Office	$269,308	42.8%	$241,951	42.0%
Retail	214,710	34.1	194,053	33.7
Industrial	125,425	19.9	126,151	21.9
Other	19,853	3.2	13,706	2.4
Total	$629,296	100.0%	$575,861	100.0%

Mortgage Loans by Geographic Location within the United States

	December 31, 2014		December 31, 2013
Region of the United States	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
South Atlantic	$191,835	30.5%	$170,529	29.6%
Pacific	94,770	15.1	92,538	16.1
West North Central	85,664	13.6	85,629	14.9
East North Central	80,999	12.9	79,128	13.7
Mountain	62,473	9.9	53,460	9.3
West South Central	50,010	7.9	39,780	6.9
Other	63,545	10.1	54,797	9.5
Total	$629,296	100.0%	$575,861	100.0%

Mortgage Loans by Loan-to-Value Ratio

	December 31, 2014		December 31, 2013
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
0% - 50%	$180,884	28.7%	$149,719	26.0%
50% - 60%	189,210	30.1	202,025	35.1
60% - 70%	198,336	31.5	204,460	35.5
70% - 80%	53,480	8.5	15,559	2.7
80% - 90%	7,386	1.2	4,098	0.7
Total	$629,296	100.0%	$575,861	100.0%

The loan-to-value ratio is determined using the most recent appraised value. Appraisals are updated periodically including when there is indication of a possible significant collateral decline, a loan modification or a refinance request.

Mortgage Loans by Year of Origination

	December 31, 2014		December 31, 2013
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
2014	$86,174	13.7%	$—	—%
2013	81,802	13.0%	84,478	14.7%
2012	70,274	11.2%	72,792	12.6%
2011	46,813	7.4%	48,190	8.4%
2010	24,797	3.9%	26,173	4.5%
2009 and prior	319,436	50.8%	344,228	59.8%
Total	$629,296	100.0%	$575,861	100.0%

Impaired Mortgage Loans
	December 31,
	2014	2013
	(Dollars in thousands)
Unpaid principal balance	$22,103	$22,100
Less:
Related allowance	857	888
Discount	267	429
Carrying value of impaired mortgage loans	$20,979	$20,783

Allowance on Mortgage Loans
	Year ended December 31,
	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$888	$1,694
Allowances established	—	804
Charge offs	(31)	(1,610)
Balance at end of period	$857	$888

Mortgage Loan Modifications

Our commercial mortgage loan portfolio includes loans that have been modified. We assess loan modifications on a loan-by-loan basis to evaluate whether a troubled-debt restructuring (TDR) has occurred. Generally, the types of concessions include: reduction of the contractual interest rate to a below market rate, extension of the maturity date, and/or a reduction of accrued interest. The amount, timing and extent of the concession granted is considered in determining if an impairment loss is needed for the restructuring.

There were no loan modifications during 2014. During 2013 we modified two commercial mortgage loans that met the criteria of a TDR with a carrying value after the restructuring of $18.9 million and recognized an impairment loss of $0.8 million.

Components of Net Investment Income

	Year ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Fixed maturities - available for sale	$333,759	$328,979	$318,364
Equity securities - available for sale	5,388	4,295	3,508
Mortgage loans	32,759	32,447	32,369
Real estate	140	331	—
Policy loans	8,620	8,502	8,997
Short-term investments, cash and cash equivalents	—	102	215
Prepayment fee income and other	9,455	5,098	6,737
	390,121	379,754	370,190
Less investment expenses	(8,039)	(9,103)	(8,866)
Net investment income	$382,082	$370,651	$361,324

Realized Gains (Losses) - Recorded in Income

	Year ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Realized gains (losses) on sales of investments
Fixed maturities:
Gross gains	$4,593	$18,495	$16,982
Gross losses	(833)	(2,374)	(541)
Equity securities	—	—	309
Mortgage loans	—	—	767
Real estate	—	12	(25)
Other	—	(166)	(13)
	3,760	15,967	17,479
Impairment losses recognized in earnings:
Credit-related portion of fixed maturity losses (1)	—	(618)	(5,264)
Other credit-related (2)	(822)	(1,794)	(11,763)
Realized gains on investments recorded in income	$2,938	$13,555	$452

(1)
Amount represents the credit-related losses recognized for fixed maturities which were not written down to fair value through income. As discussed above the non-credit portion of the losses have been recognized in other comprehensive income (loss).

(2)	Amount represents credit-related losses for mortgage loans, real estate and fixed maturities written down to fair value through income.

Proceeds from sales of fixed maturities were $67.2 million in 2014, $138.4 million in 2013 and $156.3 million in 2012.

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

	Year ended December 31,
	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$(21,592)	$(27,712)
Increases to previously impaired investments	—	(618)
Reductions due to investments sold	4,820	5,944
Reductions due to change of intent to not hold investments	—	794
Balance at end of period	$(16,772)	$(21,592)

Variable Interest Entities

We evaluate our variable interest entity (VIE) investees to determine whether the level of our direct ownership interest, our rights to manage operations or our obligation to provide ongoing financial support are such that we are the primary beneficiary of the entity, and are then required to consolidate it for financial reporting purposes. None of our VIE investees were required to be consolidated during 2014, 2013 or 2012. Our VIE investments were as follows:

	December 31, 2014		December 31, 2013
	Carrying Value	Maximum Exposure to Loss	Carrying Value	Maximum Exposure to Loss
	(Dollars in thousands)
Real estate limited partnerships	$17,046	$17,046	$17,646	$17,646

The real estate limited partnerships had revenues totaling $4.0 million for 2014, $4.3 million for 2013 and $4.1 million for 2012. We may make commitments to fund partnership investments in the normal course of business. We did not have any commitments to investees designated as VIE's during the years ended December 31, 2014, 2013 or 2012.

Derivative Instruments

We are not significantly involved in hedging activities and have limited exposure to derivatives. We do not apply hedge accounting to any of our derivative positions. Derivative assets, which are primarily reported in reinsurance recoverable and other investments, totaled $7.1 million at December 31, 2014 and $3.7 million at December 31, 2013. Our derivative assets consist of derivatives embedded within our modified coinsurance agreements and call options which provide an economic hedge for our index annuity contracts. Derivative liabilities totaled $8.7 million at December 31, 2014 and $0.3 million at December 31, 2013 and include derivatives embedded within our index annuity contracts and derivatives embedded within our modified coinsurance agreements. The net gain (loss) recognized on these derivatives was included in net investment income and interest sensitive benefits and totaled $2.1 million in 2014, ($1.5) million in 2013 and $1.6 million in 2012.

Other

At December 31, 2014, affidavits of deposits covering investments with a carrying value totaling $7,110.5 million were on deposit with state agencies to meet regulatory requirements. Fixed maturities with a carrying value of $409.2 million were on deposit with the Federal Home Loan Bank of Des Moines (FHLB) as collateral for funding agreements.

At December 31, 2014, we had committed to provide additional funds for investments in limited partnerships. The amounts of these unfunded commitments totaled $47.9 million.

The carrying value of investments which have been non-income producing for the twelve months preceding December 31, 2014 includes fixed maturities, real estate, short-term and equity securities totaling $3.6 million.

No investment in any entity or its affiliates (other than bonds issued by agencies of the United States Government) exceeded 10.0% of stockholders' equity at December 31, 2014.

3. Fair Value

The carrying and estimated fair values of our financial instruments are as follows:

Fair Values and Carrying Values

	December 31,
	2014		2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Assets
Fixed maturities - available for sale	$6,700,698	$6,700,698	$6,081,753	$6,081,753
Equity securities - available for sale	112,623	112,623	91,555	91,555
Mortgage loans	629,296	667,913	575,861	594,451
Policy loans	182,502	230,070	176,993	210,401
Other investments	3,558	3,558	993	993
Cash, cash equivalents and short-term investments	125,217	125,217	115,047	115,047
Reinsurance recoverable	3,562	3,562	2,678	2,678
Assets held in separate accounts	683,033	683,033	693,955	693,955

Liabilities
Future policy benefits	$3,563,558	$3,666,960	$3,360,519	$3,371,706
Supplementary contracts without life contingencies	341,955	329,651	349,761	320,195
Advance premiums and other deposits	239,700	239,700	230,819	230,819
Long-term debt	97,000	69,772	97,000	63,343
Other liabilities	173	173	—	—
Liabilities related to separate accounts	683,033	677,040	693,955	686,387

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, a financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument. From time to time there may be movements between levels as inputs become more or less observable, which may depend on several factors including the activity of the market for the specific security, the activity of the market for similar securities, the level of risk spreads and the source from which we obtain the information. Transfers in or out of any level are measured as of the beginning of the period.

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

Future policy benefits, supplementary contracts without life contingencies and advance premiums and other deposits:

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

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels

	December 31, 2014
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Corporate securities	$—	$3,602,667	$64,239	$3,666,906
Residential mortgage-backed securities	—	491,534	—	491,534
Commercial mortgage-backed securities	—	452,804	77,891	530,695
Other asset-backed securities	—	405,120	116,141	521,261
United States Government and agencies	15,170	18,569	9,065	42,804
State, municipal and other governments	—	1,447,498	—	1,447,498
Non-redeemable preferred stocks	—	76,987	8,054	85,041
Common stocks	3,501	24,081	—	27,582
Other investments	—	3,558	—	3,558
Cash, cash equivalents and short-term investments	125,217	—	—	125,217
Reinsurance recoverable	—	3,562	—	3,562
Assets held in separate accounts	683,033	—	—	683,033
Total assets	$826,921	$6,526,380	$275,390	$7,628,691

Liabilities
Future policy benefits - index annuity embedded derivatives	$—	$—	$8,681	$8,681
Other liabilities	—	173	—	173
Total liabilities	$—	$173	$8,681	$8,854

	December 31, 2013
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Corporate securities	$—	$3,224,785	$81,994	$3,306,779
Residential mortgage-backed securities	—	520,728	—	520,728
Commercial mortgage-backed securities	—	332,955	71,712	404,667
Other asset-backed securities	—	370,708	85,835	456,543
United States Government and agencies	15,291	19,946	8,044	43,281
State, municipal and other governments	—	1,349,755	—	1,349,755
Non-redeemable preferred stocks	—	58,655	7,795	66,450
Common stocks	3,295	21,810	—	25,105
Other investments	—	993	—	993
Cash, cash equivalents and short-term investments	115,047	—	—	115,047
Reinsurance recoverable	—	2,678	—	2,678
Assets held in separate accounts	693,955	—	—	693,955
Total assets	$827,588	$5,903,013	$255,380	$6,985,981

Liabilities
Future policy benefits - index annuity embedded derivatives	$—	$—	$286	$286
Total liabilities	$—	$—	$286	$286

Level 3 Fixed Maturity Securities by Valuation Source - Recurring Basis

	December 31, 2014
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$40,095	$24,144	$64,239
Commercial mortgage-backed securities	77,891	—	77,891
Other asset-backed securities	95,271	20,870	116,141
United States Government and agencies	—	9,065	9,065
Total	$213,257	$54,079	$267,336
Percent of total	79.8%	20.2%	100.0%

	December 31, 2013
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$59,812	$22,182	$81,994
Commercial mortgage-backed securities	71,712	—	71,712
Other asset-backed securities	65,003	20,832	85,835
United States Government and agencies	8,044	—	8,044
Total	$204,571	$43,014	$247,585
Percent of total	82.6%	17.4%	100.0%

Quantitative Information about Level 3 Fair Value Measurements - Recurring Basis

	December 31, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$41,491	Discounted cash flow	Credit spread	0.95% - 6.80% (4.92%)
Commercial mortgage-backed	77,891	Discounted cash flow	Credit spread	1.75% - 4.00% (2.89%)
Other asset-backed securities	26,937	Discounted cash flow	Credit spread	0.96% - 6.17% (4.31%)
United States Government and agencies	9,065	Discounted cash flow	Credit spread	1.80% (1.80%)
Non-redeemable preferred stocks	8,054	Discounted cash flow	Credit spread	3.34% (3.34%)
Total Assets	$163,438

Liabilities
Future policy benefits - index annuity embedded derivatives	$8,681	Discounted cash flow	Credit risk Risk margin	0.70% - 1.70% (1.10%) 0.15% - 0.40% (0.25%)

Quantitative Information about Level 3 Fair Value Measurements - Recurring Basis

	December 31, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$46,023	Discounted cash flow	Credit spread	0.91% - 17.08% (7.84%)
Commercial mortgage-backed	71,712	Discounted cash flow	Credit spread	1.75% - 4.50% (2.95%)
Other asset-backed securities	38,305	Discounted cash flow	Credit spread	0.74% - 5.06% (3.55%)
State, municipal and other governments	7,795	Discounted cash flow	Credit spread	3.81% (3.81%)
Total Assets	$163,835

Liabilities
Future policy benefits - index annuity embedded derivatives	$286	Discounted cash flow	Credit risk Risk margin	0.30% - 1.70% (1.05%) 0.15% - 0.40% (0.25%)

The table above excludes certain securities for which the fair value was based on non-binding broker quotes where we could not reasonably obtain the quantitative unobservable inputs.

Level 3 Financial Instruments Changes in Fair Value - Recurring Basis

	December 31, 2014
				Realized and unrealized gains (losses), net
	Balance, December 31, 2013	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Amort-ization included in net income	Balance, December 31, 2014
	(Dollars in thousands)
Corporate securities	$81,994	$290	$(16,304)	$(273)	$(198)	$13,623	$(14,960)	$67	$64,239
Commercial mortgage-backed securities	71,712	2,920	(752)	—	8,734	—	(4,820)	97	77,891
Other asset-backed securities	85,835	83,387	(19,165)	—	(196)	1,974	(37,074)	1,380	116,141
United States Government and agencies	8,044	—	—	—	1,014	—	—	7	9,065
Non-redeemable preferred stocks	7,795	—	—	—	259	—	—	—	8,054
Total	$255,380	$86,597	$(36,221)	$(273)	$9,613	$15,597	$(56,854)	$1,551	$275,390

Liabilities
Future policy benefits - index annuity embedded derivatives	$286	$7,237	$(369)	$1,527	$—	$—	$—	$—	$8,681
Total Liabilities	$286	$7,237	$(369)	$1,527	$—	$—	$—	$—	$8,681

Level 3 Financial Instruments Changes in Fair Value - Recurring Basis

	December 31, 2013
				Realized and unrealized gains (losses), net
	Balance, December 31, 2012	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Amort-ization included in net income	Balance, December 31, 2013
	(Dollars in thousands)
Corporate securities	$100,463	$2,157	$(7,946)	$—	$(1,945)	$—	$(10,798)	$63	$81,994
Commercial mortgage-backed securities	76,281	—	(660)	—	(3,996)	—	—	87	71,712
Other asset-backed securities	95,756	38,468	(13,583)	—	(971)	4,062	(39,155)	1,258	85,835
United States Government and agencies	8,555	—	—	—	(517)	—	—	6	8,044
State, municipal and other governments	223	—	(218)	—	(5)	—	—	—	—
Non-redeemable preferred stocks	7,391	—	—	—	71	5,208	(4,875)	—	7,795
Total	$288,669	$40,625	$(22,407)	$—	$(7,363)	$9,270	$(54,828)	$1,414	$255,380

Liabilities
Future policy benefits - index annuity embedded derivatives	$307	$—	$(28)	$—	$7	$—	$—	$—	$286
Total Liabilities	$307	$—	$(28)	$—	$7	$—	$—	$—	$286

(1)
Transfers into Level 3 represent assets previously priced using an external pricing service with access to observable inputs no longer available and therefore, were priced using non-binding broker quotes. Transfers out of Level 3 include those assets that we are now able to obtain pricing from a third party pricing vendor that uses observable inputs. There were no transfers between Level 1 and Level 2 during 2014 and 2013.

Valuation of our Financial Instruments Not Reported at Fair Value by Hierarchy Levels

	December 31, 2014
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$667,913	$667,913
Policy loans	—	—	230,070	230,070
Total assets	$—	$—	$897,983	$897,983

Liabilities
Future policy benefits	$—	$—	$3,658,279	$3,658,279
Supplementary contracts without life contingencies	—	—	329,651	329,651
Advance premiums and other deposits	—	—	239,700	239,700
Long-term debt	—	—	69,772	69,772
Liabilities related to separate accounts	—	—	677,040	677,040
Total liabilities	$—	$—	$4,974,442	$4,974,442

Valuation of our Financial Instruments Not Reported at Fair Value by Hierarchy Levels

	December 31, 2013
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$594,451	$594,451
Policy loans	—	—	210,401	210,401
Total assets	$—	$—	$804,852	$804,852

Liabilities
Future policy benefits	$—	$—	$3,371,420	$3,371,420
Supplementary contracts without life contingencies	—	—	320,195	320,195
Advance premiums and other deposits	—	—	230,819	230,819
Long-term debt	—	—	63,343	63,343
Liabilities related to separate accounts	—	—	686,387	686,387
Total liabilities	$—	$—	$4,672,164	$4,672,164

Level 3 Financial Instruments Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis, generally mortgage loans or real estate which have been deemed to be impaired during the reporting period. During 2014, one real estate property was impaired to a fair value totaling $1.0 million which resulted in an impairment charge of $0.4 million. During 2013, one real estate property was impaired to a fair value totaling $1.9 million which resulted in an impairment charge of $0.2 million.

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

Farm Bureau Life may cede certain losses under an annual 100% quota share accidental death reinsurance agreement. Coverage includes all acts of terrorism including those of a nuclear, chemical or biological origin. Coverage is subject to an annual aggregate retention of $13.9 million. A maximum occurrence limit of $50.0 million per aircraft applies to policies written on agents of the Company who are participating in company-sponsored incentive trips. Additionally, a $200.0 million occurrence limit applies to employees in the home office building, net of reinsurance on group life policies. All other occurrence catastrophes are unlimited in amount.

Life insurance in force ceded totaled $13,837.9 million (24.3% of life insurance in force) at December 31, 2014 and $13,220.0 million (24.2% of life insurance in force) at December 31, 2013. Insurance premiums and product charges have been reduced by $32.5 million in 2014, $29.4 million in 2013 and $28.9 million in 2012 and insurance benefits have been reduced by $17.0 million in 2014, $21.7 million in 2013 and $20.5 million in 2012 as a result of cession agreements.

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

We have assumed closed blocks of certain life and annuity business through coinsurance and modified coinsurance agreements. Life insurance in force assumed totaled $592.0 million (1.4% of total life insurance in force) at December 31, 2014 and $613.3 million (1.5% of total life insurance in force) at December 31, 2013. Premiums and product charges assumed totaled $0.8 million in 2014 and 2013 and $0.6 million in 2012. Insurance benefits assumed totaled $1.7 million in 2014 and 2013 and $0.3 million in 2012.

Policy Provisions

Analysis of the Value of Insurance In Force Acquired

	Year ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Excluding impact of net unrealized investment gains and losses:
Balance at beginning of year	$29,935	$32,500	$38,062
Accretion of interest during the year	527	902	1,068
Amortization of asset	(4,026)	(3,467)	(6,630)
Balance prior to impact of net unrealized investment gains and losses	26,436	29,935	32,500
Impact of net unrealized investment gains and losses	(3,939)	(6,356)	(15,346)
Balance at end of year	$22,497	$23,579	$17,154

We periodically revise key assumptions used in the calculation of the value of insurance in force acquired through an “unlocking” process, which increased amortization $1.4 million in 2014, $0.2 million in 2013 and $2.6 million in 2012. Net amortization, based on expected future gross profits/margins, for the next five years is expected to be as follows: 2015 - $2.4 million; 2016 - $2.4 million; 2017 - $2.3 million; 2018 - $2.2 million; and 2019 - $2.1 million.

Certain variable annuity and variable universal life contracts in our separate accounts and in separate accounts of reinsurance partners have minimum interest guarantees on funds deposited in our general account. In addition, we have certain variable annuity contracts that include a) guaranteed minimum death benefits (GMDBs), b) an incremental death benefit (IDB) rider that pays a percentage of the gain on the contract upon the death of the contract holder, and/or c) a guaranteed minimum income benefit (GMIB) that provides monthly income to the contract holder after the eighth policy year.

GMDB, IDB and GMIB Net Amount at Risk by Type of Guarantee

	December 31, 2014		December 31, 2013
	Separate Account Balance	Net Amount at Risk	Separate Account Balance	Net Amount at Risk
	(Dollars in thousands)
Guaranteed minimum death benefit:
Return of net deposits	$192,334	$659	$195,593	$791
Return the greater of highest anniversary value or net deposits	308,101	3,140	315,176	3,150
Incremental death benefit	280,214	56,369	283,556	57,964
Guaranteed minimum income benefit	41,378	405	42,850	—
Total		$60,573		$61,905

The separate account assets are principally comprised of stock and bond mutual funds. The net amount at risk for these contracts is based on the amount by which GMDB, IDB or GMIB exceeds account value. The reserve for GMDBs, IDBs or GMIBs, determined using modeling techniques and industry mortality assumptions, that is included in future policy benefits, totaled $3.3 million at December 31, 2014 and $2.4 million at December 31, 2013. The weighted average age of the contract holders with GMDB, IDB or GMIB rider exposure was 62 years at December 31, 2014 and 63 years at December 31, 2013. Benefits paid for GMDBs, IDBs and GMIBs totaled $0.2 million for 2014, $0.3 million for 2013 and $0.2 million for 2012.

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

Deferred income taxes have been established based upon the temporary differences between the financial statement and income tax bases of assets and liabilities. The reversal of the temporary differences will result in taxable or deductible amounts in future years when the related asset or liability is recovered or settled. A valuation allowance is required if it is more likely than not that a deferred tax asset will not be realized. In assessing the need for a valuation allowance we considered the scheduled reversal of deferred tax assets, projected future taxable income, taxable income from prior years available for recovery and tax planning strategies. Our tax planning strategies assume deferred tax assets related to unrealized losses on our investments are temporary as we have the ability to hold the investments until maturity, at which time the existing temporary difference is expected to reverse. As such, we have determined that the establishment of a valuation allowance was not necessary at December 31, 2014 and 2013.

Income Tax Expenses (Credits)

	Year ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Taxes provided in consolidated statements of operations on:
Income from continuing operations before noncontrolling interest and equity income (loss):
Current	$39,562	$43,264	$(8,717)
Deferred	7,773	6,058	48,788
	47,335	49,322	40,071
Equity income (loss)	(13,372)	(11,050)	(6,260)
Discontinued operations	—	—	(382)
Loss on sale of subsidiary	—	—	(1,213)

Taxes provided in consolidated statements of changes in stockholders' equity:
Accumulated other comprehensive income	75,032	(91,961)	60,309
Class A and Class B common stock	(1,148)	(1,657)	(2,167)
	73,884	(93,618)	58,142
	$107,847	$(55,346)	$90,358

Effective Tax Rate Reconciliation to Federal Income Tax Rate

	Year ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Income from continuing operations before income taxes, noncontrolling interest and equity income (loss)	$147,101	$150,305	$118,184

Income tax at federal statutory rate (35%)	$51,485	$52,607	$41,364
Tax effect (decrease) of:
Tax-exempt dividend and interest income	(3,400)	(2,802)	(1,741)
Impact of incentive stock options	(748)	(594)	(341)
Other items	(2)	111	789
Income tax expense	$47,335	$49,322	$40,071

Tax Effect of Temporary Differences Giving Rise to Deferred Income Tax Assets and Liabilities

	December 31,
	2014	2013
	(Dollars in thousands)
Deferred income tax assets:
Future policy benefits	$24,241	$22,754
Accrued benefit and compensation costs	16,952	12,048
Loss carryforwards	11,613	17,041
Other	4,042	4,478
	56,848	56,321
Deferred income tax liabilities:
Fixed maturity and equity securities	208,470	90,360
Deferred acquisition costs	26,170	66,583
Other	27,906	22,217
	262,546	179,160
Net deferred income tax liability	$205,698	$122,839

We recognize the benefits of uncertain tax positions in accordance with the provisions of the FASB interpretation on accounting for uncertainty in income taxes. At December 31, 2014 and 2013, our reserve for uncertain tax positions is less than $0.1 million. Unrecognized tax benefits included in our reserve, if recognized, would impact our effective tax rate, although we do not expect these impacts to be material. We recognize interest related to unrecognized tax benefits in interest expense and related penalties in other expenses. We do not expect any significant increases or decreases in the amount of our reserve for uncertain tax positions within the next twelve months. We are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years prior to 2011.

At December 31, 2014, we had non-life net operating loss carryforwards for federal income tax purposes totaling $32.6 million, which expire beginning in 2031.

We are continuing to invest in low income housing tax credit partnerships which generate pre-tax losses but after-tax gains as the related tax credits are realized. The timing of the realization of tax credits is subject to fluctuation from period to period due to the timing of housing project completions and the approval of tax credits. These tax credits, which are reported in equity income, totaled $12.2 million in 2014, $9.8 million in 2013 and $5.7 million in 2012.

6. Credit Arrangements

Long-term debt includes $97.0 million of our subordinated debt obligation to FBL Financial Group Capital Trust (the Trust). We issued 5% Subordinated Deferrable Interest Notes due June 30, 2047 (the Notes) with a principal amount of $100.0 million to support $97.0 million of 5% Preferred Securities issued by the Trust. We also have a $3.0 million equity investment in the Trust, which is netted against the Notes on the consolidated balance sheets due to a contractual right of offset. The sole assets of the Trust are and will be the Notes and any interest accrued thereon. The interest payment dates on the Notes correspond to the distribution dates on the 5% Preferred Securities. The 5% Preferred Securities, which have a liquidation value of $1,000.00 per share plus accrued and unpaid distributions, mature simultaneously with the Notes. As of December 31, 2014 and 2013, 97,000 shares of 5% Preferred Securities were outstanding, all of which we unconditionally guarantee.

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

Reconciliation of Outstanding Common Stock
	Class A		Class B		Total
	Shares	Dollars	Shares	Dollars	Shares	Dollars
	(Dollars in thousands)
Outstanding at January 1, 2012	29,457,644	$129,684	1,192,990	$7,522	30,650,634	$137,206
Issuance of common stock under compensation plans	353,140	10,901	—	—	353,140	10,901
Purchase of common stock	(5,528,700)	(24,879)	—	—	(5,528,700)	(24,879)
Conversion of Class B to Class A common stock (1)	100	—	(100)	—	—	—
Outstanding at December 31, 2012	24,282,184	115,706	1,192,890	7,522	25,475,074	123,228
Issuance of common stock under compensation plans	666,659	20,156	—	—	666,659	20,156
Purchase of common stock	(363,430)	(1,862)	(1,023,948)	(6,457)	(1,387,378)	(8,319)
Conversion of Class B to Class A common stock (1)	157,529	993	(157,529)	(993)	—	$—
Outstanding at December 31, 2013	24,742,942	$134,993	11,413	$72	24,754,355	$135,065
Issuance of common stock under compensation plans	390,707	12,028	—	—	390,707	12,028
Purchase of common stock	(429,746)	(2,396)	—	—	(429,746)	(2,396)
Outstanding at December 31, 2014	24,703,903	$144,625	11,413	$72	24,715,316	$144,697

(1)	There is no established market for our Class B common stock, although it is convertible upon demand of the holder into Class A common stock on a share-for-share basis.

Holders of the Class A common stock and Series B preferred stock vote together as a group in the election of Class A Directors (four to ten). The Class B common stock votes as a separate class to elect the Class B Directors (five to seven). Voting for the Directors is noncumulative. Ownership aspects of our Class B common stock are governed by a Class B Shareholder Agreement. The IFBF's ownership in the three classes of stock results in IFBF owning 71% of our voting stock as of December 31, 2014, and having the ability to control the Company. Holders of Class A common stock and Class B common stock receive equal per-share common stock dividends.

Share Repurchases

During 2012 and 2014, our Board of Directors approved plans to repurchase our Class A common stock. These repurchase plans authorize us to make repurchases in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. In connection with the Class A repurchase plans, we repurchased 0.4 million shares of stock for $18.5 million in 2014, 0.4 million shares of stock for $14.2 million in 2013 and 5.5 million shares of stock for $181.9 million in 2012. Completion of this program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares, if any, that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice. There was $42.7 million remaining available for repurchases at December 31, 2014 under the active repurchase plan.

On August 21, 2013, our Board of Directors authorized a tender offer to repurchase 99 percent of all Class B common shares outstanding. The tender price of $45.33 was based upon the average of the closing price of FBL’s Class A common stock for the seven consecutive business days preceding the tender closing date of September 25, 2013. All Class B shareholders participated with 1,023,948 Class B common shares repurchased for $46.4 million and 105,930 shares of Class B common stock converted to Class A common stock.

Dividend Restrictions

We have agreed that we will not pay dividends on the Class A or Class B Common Stock, nor on the Series B Preferred Stock, if we are in default of the Subordinated Deferrable Interest Note Agreement dated May 30, 1997 with FBL Financial Group Capital Trust. We are compliant with all terms of this agreement at December 31, 2014. See Note 6 for additional information regarding this agreement.

The amount of dividends we have available to pay our common shareholders is limited to a certain extent by the amount of dividends our primary operating subsidiary, Farm Bureau Life, is able to pay to its parent, FBL Financial Group, Inc. See Note 12 for discussion on statutory dividend restrictions.

Special Dividend

On August 21, 2013, the Board of Directors approved a special $2.00 per share cash dividend to Class A and Class B common shareholders of record as of September 6, 2013. The aggregate dividend totaling $51.4 million was paid on September 13, 2013.

Accumulated Other Comprehensive Income, Net of Tax and Other Offsets

	Unrealized Net Investment Gains (Losses) (1)	Accumulated Non-Credit Impairment Gains (Losses)	Underfunded Status of Postretirement Benefit Plans	Total
	(Dollars in thousands)
Balance at January 1, 2012	$190,449	$(12,703)	$99	$177,845
Other comprehensive income before reclassifications	125,948	10,325	—	136,273
Reclassification adjustments	(10,230)	(5,984)	(8,051)	(24,265)
Balance at December 31, 2012	306,167	(8,362)	(7,952)	289,853
Other comprehensive income before reclassifications	(169,627)	9,686	—	(159,941)
Reclassification adjustments	(9,953)	(2,690)	1,798	(10,845)
Balance at December 31, 2013	126,587	(1,366)	(6,154)	119,067
Other comprehensive income before reclassifications	141,947	2,497	—	144,444
Reclassification adjustments	(2,323)	—	(2,778)	(5,101)
Balance at December 31, 2014	$266,211	$1,131	$(8,932)	$258,410

(1)
Unrealized net investment gains (losses) relate to available-for-sale securities and include the impact of taxes, deferred acquisition costs, value of insurance in force acquired, unearned revenue reserves and policyholder liabilities. See Note 2 for further information.

Accumulated Other Comprehensive Income Reclassification Adjustments

	Year ended December 31, 2014
	Unrealized Net Investment Gains (Losses) (1)	Accumulated Non-Credit Impairment Losses (1)	Underfunded Status of Postretirement Benefit Plans (2)	Total
	(Dollars in thousands)
Realized capital gains on sales of investments	$(3,760)	$—	$—	$(3,760)
Adjustments for assumed changes in deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	186	—	—	186
Other than temporary impairment losses	—	—	—	—
Other expenses: Change in unrecognized postretirement items:
Prior service costs	—	—	(11)	(11)
Net actuarial loss	—	—	(4,263)	(4,263)
Reclassifications before income taxes	(3,574)	—	(4,274)	(7,848)
Income taxes	1,251	—	1,496	2,747
Reclassification adjustments	$(2,323)	$—	$(2,778)	$(5,101)

	Year ended December 31, 2013
	Unrealized Net Investment Gains (Losses) (1)	Accumulated Non-Credit Impairment Losses (1)	Underfunded Status of Postretirement Benefit Plans (2)	Total
	(Dollars in thousands)
Realized capital gains on sales of investments	$(16,121)	$—	$—	$(16,121)
Adjustments for assumed changes in deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	809	112	—	921
Other than temporary impairment losses	—	(4,250)	—	(4,250)
Other expenses: Change in unrecognized postretirement items:
Prior service costs	—	—	(11)	(11)
Net actuarial loss	—	—	2,777	2,777
Reclassifications before income taxes	(15,312)	(4,138)	2,766	(16,684)
Income taxes	5,359	1,448	(968)	5,839
Reclassification adjustments	$(9,953)	$(2,690)	$1,798	$(10,845)

Accumulated Other Comprehensive Income Reclassification Adjustments

	Year ended December 31, 2012
	Unrealized Net Investment Gains (Losses) (1)	Accumulated Non-Credit Impairment Losses (1)	Underfunded Status of Postretirement Benefit Plans (2)	Total
	(Dollars in thousands)
Realized capital gains on sales of investments	$(16,750)	$—	$—	$(16,750)
Adjustments for assumed changes in deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	1,012	166	—	1,178
Other than temporary impairment losses	—	(9,372)	—	(9,372)
Other expenses: Change in unrecognized postretirement items:
Prior service costs	—	—	35	35
Net actuarial loss	—	—	(12,421)	(12,421)
Reclassifications before income taxes	(15,738)	(9,206)	(12,386)	(37,330)
Income taxes	5,508	3,222	4,335	13,065
Reclassification adjustments	$(10,230)	$(5,984)	$(8,051)	$(24,265)

(1)	See Note 2 for further information.

(2)	See Note 8 discussion on Defined Benefit Plans and Other Retirement Plans for further information.

8. Retirement and Compensation Plans

Defined Benefit Pension Plans

We participate in various defined benefit pension plans (the Plans), including a multiemployer plan. The multiemployer plan is considered qualified under Internal Revenue Service regulations, and covers our employees and the employees of the other participating companies who have attained age 21, have one year of service, and were employed prior to January 1, 2013. We also have a plan which provides supplemental pension benefits to certain highly compensated employees who have salaries and/or pension benefits in excess of the qualified limits imposed by federal law and were employed prior to January 1, 2013. Benefits under these plans are based on years of service and the employee's compensation. The plans are discussed below.

Multiemployer Defined Benefit Plan

The FBL Financial Group Retirement Plan (the Multiemployer Plan) is considered a multiemployer plan, with the participation of unaffiliated and affiliated organizations along with FBL Financial Group, Inc. and its subsidiaries. Under the multiemployer plan structure, our contributions are commingled with those of the other employers to fund the plan benefit obligations. Should a participating employer be unable to provide funding, the remaining employers would be required to continue funding all future obligations. If an employer elects to discontinue participation, prior to departure they will be required to contribute their portion of the underfunded pension obligation associated with their employees. This required contribution will be based on an actuarial estimate of future benefit obligations, which as an estimate may not ultimately be sufficient to fund future actual benefits. None of the participating employers have provided notice that they would be discontinuing participation in the Multiemployer Plan or would otherwise be unable to continue providing their share of required funding as of December 31, 2014.

Contributions are made each year, resulting in the Multiemployer Plan being partially funded for payment of projected future benefit obligations. Beginning in 2013, no new participants entered the Multiemployer Plan and those participants who had not attained age 40 and 10 years of service as of December 31, 2012 no longer accrued additional years of service in the Multiemployer Plan.

Multiemployer Plan name	FBL Financial Group Retirement Plan
Employer identification number	42-1411715
Plan number	1
FBL's contributions (in thousands)
2014	$16,800
2013	$22,500
2012	$15,000

Net periodic pension cost of the Multiemployer Plan is allocated between participating employers on a basis of time incurred by the respective employees for each employer. Such allocations are reviewed annually. This Multiemployer Plan is not subject to collective bargaining agreements, a financial improvement plan or a rehabilitation plan. No surcharges were required to be paid to the Multiemployer Plan during 2014, 2013 or 2012. We are the primary employer in the Multiemployer Plan, providing more than 5 percent of the total contributions during 2014, 2013 and 2012.

Other Defined Benefit Plans

The other defined benefit plans (the Other Plans) provide benefits in addition to those offered under the Multiemployer Plan to certain of our employees or those of our affiliates. These non-qualified benefit plans are not funded, with contributions provided as current benefit obligations become due. Net periodic pension cost of the Other Plans is allocated between the subsidiaries of FBL Financial Group, Inc. and the Farm Bureau affiliated property-casualty companies on a basis of time incurred by the respective employees for each company.

Funding Status and Net Periodic Pension Costs

	Multiemployer Plan		Other Plans
	As of and for the year ended December 31,		As of and for the year ended December 31,
	2014	2013	2014	2013
	(Dollars in thousands)
Change in projected benefit obligation:
Net benefit obligation at beginning of the year	$292,449	$330,320	$23,265	$26,664
Service cost	5,295	6,472	269	252
Interest cost	13,919	13,384	1,077	1,035
Actuarial loss (gain)	50,315	(41,794)	5,464	(1,305)
Benefits paid	(2,327)	(15,933)	(3,346)	(3,381)
Settlements	(20,512)	—	—	—
Projected benefit obligation	339,139	292,449	26,729	23,265

Change in plan assets:
Fair value of plan assets at beginning of the year	250,820	220,000	—	—
Actual return on plan assets	12,229	24,253	—	—
Employer contributions	16,800	22,500	3,346	3,381
Benefits paid	(2,327)	(15,933)	(3,346)	(3,381)
Settlements	(20,512)	—	—	—
Fair value of plan assets at end of the year	257,010	250,820	—	—
Underfunded status at end of the year	$(82,129)	$(41,629)	$(26,729)	$(23,265)

Accumulated benefit obligation	$305,388	$266,891	$23,973	$21,944

For all the Plans we participate in, the accumulated benefit obligation exceeds the fair value of plan assets. The projected benefit obligations, accumulated benefit obligation and fair value of plan assets are included above.

Net Periodic Pension Costs Incurred by the Plans

	Multiemployer Plan			Other Plans
	As of and for the year ended December 31,			As of and for the year ended December 31,
	2014	2013	2012	2014	2013	2012
	(Dollars in thousands)
Service cost	$5,295	$6,472	$8,117	$269	$252	$442
Interest cost	13,919	13,384	12,706	1,077	1,035	1,160
Expected return on assets	(17,504)	(15,666)	(14,081)	—	—	—
Amortization of prior service cost	144	144	424	(11)	(11)	(11)
Amortization of actuarial loss	6,087	12,468	9,467	1,131	1,267	1,108
Effect of settlement	6,306	—	—	—	—	—
Net periodic pension cost	$14,247	$16,802	$16,633	$2,466	$2,543	$2,699

FBL Financial Group, Inc. share of net periodic pension cost	$4,569	$5,363	$5,437	$1,372	$1,436	$1,533

Pension settlement charges were recognized after determining the total cash payments exceeded the sum of the service and interest cost for 2014. The settlement has been recognized quarterly beginning September 30, 2014 when the threshold was first exceeded.

The Plans' prior service costs are amortized using a straight-line amortization method over the average remaining service period of the employees. For actuarial gains and losses, we use a corridor (10% of the greater of the projected benefit obligation or the market related value of plan assets) to determine the amounts to amortize. For the Multiemployer Plan it is expected that net periodic pension cost in 2015 will include $10.4 million for amortization of the actuarial loss and $0.1 million of prior service cost amortization. For the Other Plans it is expected that net periodic pension cost in 2015, included in accumulated other comprehensive income at December 31, 2014, will include $1.5 million for amortization of the actuarial loss and less than ($0.1) million of prior service cost (credit) amortization.

We expect contributions to be paid to the Multiemployer Plan by us and affiliates for 2015 to be approximately $15.0 million, of which $4.8 million is expected to be contributed by us. We expect contributions to be paid to the Other Plans by us and affiliates for 2015 to be approximately $4.1 million, of which $2.2 million is expected to be contributed by us. Expected benefits to be paid under the Multiemployer Plan are as follows: 2015 - $26.4 million, 2016 - $24.8 million, 2017 - $21.9 million, 2018 - $24.6 million, 2019 - $23.7 million and 2020 through 2024 - $117.0 million. Expected benefits to be paid under the Other Plans are as follows: 2015 - $4.1 million, 2016 - $3.2 million, 2017 - $2.2 million, 2018 - $2.4 million, 2019 - $3.1 million and 2020 through 2024 - $8.9 million.

FBL's Proportionate Share of Prepaid or Accrued Pension Cost

	Multiemployer Plan		Other Plans
	As of and for the year ended December 31,		As of and for the year ended December 31,
	2014	2013	2014	2013
	(Dollars in thousands)
Amount recognized in FBL's statement of financial position
Prepaid benefit cost	$17,148	$16,330	$1,417	$1,284
Accrued benefit cost	—	—	(21,437)	(17,302)
Net amount recognized	$17,148	$16,330	$(20,020)	$(16,018)

Amount recognized in FBL's accumulated other comprehensive income, before taxes (1)
Net actuarial loss			$14,035	$9,701
Prior service cost			(13)	(24)
Net amount recognized			$14,022	$9,677

(1)
For multiemployer plans, the funded status is not required to be recognized as an asset or liability in the consolidated balance sheets. The unrecognized liability for the underfunded status of our Multiemployer Plan totaled $82.1 million at December 31, 2014 and $41.6 million at December 31, 2013.

Weighted Average Assumptions Used to Determine Benefit Obligation
	December 31
	2014	2013
Discount rate	4.05%	4.99%
Annual salary increases	3.00%	3.00%

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

Weighted Average Assumptions Used to Determine Net Periodic Pension Cost

	Year Ended December 31,
	2014	2013	2012
Discount rate	4.42% / 4.99%	4.18%	4.67%
Expected long-term return on plan assets	7.00%	7.00%	7.00%
Annual salary increases	3.00%	3.00%	4.00%

The discount rate was 4.99% for the nine months ended September 30, 2014 and 4.42% for the three months ended December 31, 2014 due to remeasurement at September 30, 2014 for settlement accounting.

Multiemployer Plan Assets

The Multiemployer Plan assets are primarily invested in annuity products and insurance company pooled separate accounts that invest predominately in equity securities and real estate. We have certain pension obligations that are fully funded through annuity contracts with Farm Bureau Life which are presented as funded annuity contracts below. For 2014, excluding the funded annuity contracts, we employed a long-term investment strategy of diversifying the Multiemployer Plan assets with 55% in fixed income investments, 40% in equities and 5% in alternative investments. At December 31, 2014, the Multiemployer Plan assets were invested approximately 58% in fixed income investments, 40% in diversified equities and 2% in alternative investments. The fixed income investments consist primarily of the group annuity contract and fixed income securities held in pooled separate accounts. The equity securities are in pooled separate accounts and mutual funds. The alternative investments consist of interests in limited partnerships that own various liquid and illiquid assets. Our investment strategy is to (1) achieve a long-term return sufficient to satisfy all Multiemployer Plan obligations, (2) assume a prudent level of risk and (3) maintain adequate liquidity. The expected return on Multiemployer Plan assets is set at the long-term rate expected to be earned based on the long-term investment strategy of the Multiemployer Plan. In estimating the expected rate of return for each asset class, we take into account factors such as historical rates of return, expected future risk-free rates of return and anticipated returns expected given the risk profile of each asset class.

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

Level 3 - Inputs are unobservable and require management's judgment about the assumptions that market participants would use in pricing the assets.

Fair Values of the Multiemployer Plan Assets by Asset Category and Hierarchy Levels

	December 31, 2014
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Mutual funds: (1)
U.S. equity funds	$31,499	$—	$—	$31,499
International funds	29,589	—	—	29,589
Pooled separate accounts: (1)
Short-term fixed income funds	—	543	—	543
Fixed income funds	—	12,249	—	12,249
U.S. equity funds	—	25,250	—	25,250
Real estate fund	—	12,818	—	12,818
Annuities: (2)
Group annuity contract	—	—	128,244	128,244
Funded annuity contracts	—	—	12,298	12,298
Alternative investments: (3)
Limited partnerships	—	—	4,520	4,520
Total	$61,088	$50,860	$145,062	$257,010

	December 31, 2013
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Mutual funds: (1)
U.S. equity funds	$31,325	$—	$—	$31,325
International funds	30,884	—	—	30,884
Pooled separate accounts: (1)
Short-term fixed income funds	—	6,904	—	6,904
Fixed income funds	—	12,166	—	12,166
U.S. equity funds	—	24,934	—	24,934
Real estate fund	—	12,253	—	12,253
Annuities: (2)
Group annuity contract	—	—	117,226	117,226
Funded annuity contracts	—	—	12,932	12,932
Alternative investments: (3)
Limited partnerships	—	—	2,196	2,196
Total	$62,209	$56,257	$132,354	$250,820

(1)	Represents mutual funds and pooled separate account investments with Principal Life Insurance Company.

(2)	Represents group annuity contracts with Farm Bureau Life.

(3)	Represents interests in several limited partnerships.

Level 3 Multiemployer Plan Asset Changes in Fair Value

	December 31, 2014
			Return on assets
	December 31, 2013	Purchases (disposals), net	Held at year end	Sold during year	Transfers into (out) of level 3	December 31, 2014
	(Dollars in thousands)
Group annuity contract	$117,226	$5,829	$5,189	$—	$—	$128,244
Funded annuity contracts	12,932	(1,376)	742	—	—	12,298
Limited partnerships	2,196	2,107	217	—	—	4,520
Total	$132,354	$6,560	$6,148	$—	$—	$145,062

	December 31, 2013
			Return on assets
	December 31, 2012	Purchases (disposals), net	Held at year end	Sold during year	Transfers into (out) of level 3	December 31, 2013
	(Dollars in thousands)
Group annuity contract	$109,275	$2,793	$5,158	$—	$—	$117,226
Funded annuity contracts	13,235	(1,103)	800	—	—	12,932
Limited partnerships	—	2,258	(62)	—	—	2,196
Total	$122,510	$3,948	$5,896	$—	$—	$132,354

Other Retirement Plans

We participate with several affiliates in a 401(k) defined contribution plan which covers substantially all employees. We contributed cash in an amount equal to 100% of an employee's contributions up to 2% or 4% of the eligible compensation contributed by the employee and an amount equal to 50% of an employee's contributions on the next 2% of the eligible compensation contributed by the employee. As shown in the table below, certain employees will also receive an annual discretionary employer contribution based on age plus years of service ranging from 2.75% to 5.75% as a percent of pay. Costs are allocated among the affiliates on a basis of time incurred by the respective employees for each company. Our expense related to the plan totaled $2.0 million in 2014, $1.8 million in 2013 and $0.9 million in 2012.

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

In addition to benefits offered under the aforementioned benefit plans, we and several other affiliates sponsor a plan that provides group term life insurance benefits to retirees who have worked full-time for ten years and attained age 55 while in service. Postretirement benefit expense for this plan is allocated in a manner consistent with pension expense discussed above. We also have two single-employer plans that provide health and medical benefits to a small group of retirees. Postretirement benefit expense totaled $0.1 million in 2014, 2013 and 2012. Changes in the underfunded status of these plans, reported in other comprehensive income, aggregated $0.1 million in 2014, $0.2 million in 2013 and ($0.1) million in 2012.

Share-based Compensation Plans

The share-based payment arrangements under our Class A Common Stock Compensation Plan are described below. We allocate a portion of the expense for these arrangements to affiliates; expense amounts below represent our share of these expenses. Compensation expense for these arrangements totaled $0.2 million for 2014, $0.3 million for 2013 and $2.1 million for 2012. The income tax benefit recognized in the statements of operations for these arrangements totaled less than $0.1 million for 2014 and 2013 and $0.9 million for 2012.

We also have a Cash-Based Restricted Stock Unit Plan. Compensation expense for arrangements under this plan totaled $1.0 million for 2014, $1.0 million for 2013 and $0.2 million for 2012. The income tax benefit recognized in the statements of operations for this arrangement totaled $0.6 million in 2014, $0.6 million in 2013 and $0.1 million in 2012.

Stock Option Awards

Prior to 2011, we granted stock options for Class A common stock to officers and employees, which have a contractual term of 10 years and vest over a period up to five years, contingent upon continued employment with us. Prior to 2009, we also granted stock options for Class A common stock to directors, which were fully vested upon grant and had a contractual term that varied with the length of time the director remained on the Board, up to 10 years. The exercise price for all options is equal to the fair value of the common stock on the grant date. The fair value of each option award was estimated on the date of grant using a Black-Scholes-Merton option valuation model. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. We used the historical realized volatility of our stock for the expected volatility assumption within the valuation model. The weighted average expected term for the majority of our options was calculated using average historical behavior.

In 2014, we accelerated the vesting of all unvested options. Accordingly, the expense related to nonvested share-based compensation granted under the stock option arrangement has been fully recognized at December 31, 2014.

Stock Option Activity
	Number of Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
	(Dollars in thousands, except per share data)
Shares under option at January 1, 2014	651,497	$27.61
Exercised	(378,437)	27.69
Forfeited or expired	—	—
Shares under option at December 31, 2014	273,060	27.50	3.12	$8,335

Vested at December 31, 2014 or expected to vest in the future	273,060	$27.50	3.12	$8,335
Exercisable options at December 31, 2014	273,060	$27.50	3.12	$8,335

(1)	Represents the difference between the share price and exercise price for each option, excluding options where the exercise price is above the share price, at December 31, 2014.

The intrinsic value of options exercised during the year totaled $6.5 million for 2014, $6.6 million for 2013 and $5.4 million for 2012.

We issue new shares to satisfy stock option exercises. Beginning in 2014, conditional upon market conditions, we repurchase Class A common shares on the open market for shares issued upon the exercise of stock options. Cash received from stock options exercised totaled $10.5 million for 2014, $19.4 million for 2013 and $9.7 million for 2012. The actual tax benefit realized from stock options exercised totaled $2.2 million for 2014, $2.3 million for 2013 and $1.8 million for 2012.

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

The final nonvested shares were vested and released in 2013 and the expense related to these shares has been fully recognized at December 31, 2013. The tax benefit realized from nonvested stock released to employees was $1.7 million in 2013 and $1.6 million in 2012. We have a policy of withholding shares to cover estimated future tax payments.

Shares of Class A common stock available for grant as additional awards under the Class A Common Stock Compensation Plan totaled 3,430,142 at December 31, 2014.

Cash-Based Restricted Stock Units

We annually grant cash-based restricted stock units to certain executives beginning in 2012. The restricted stock units will vest and be paid out in cash over 5 years, contingent on continued employment with us. Cash-based restricted stock units were also granted to certain executives in 2012 that were vested and paid out in cash after a two-year required service period.

The amount payable per unit awarded is equal to the price per share of the Company's common stock at settlement of the award, and as such, we measure the value of the award each reporting period based on the current stock price. The effects of changes in the stock price during the service period are recognized as compensation cost over the service period.

We also issued performance cash-based restricted stock units to an executive in 2014 and 2013. These units will vest and be paid out in cash over 5 years, contingent upon meeting an earnings per share goal as well as continued employment with the Company.

Restricted Stock Unit Activity
	Number of Units	Weighted-Average Grant-Date Fair Value per Unit
Restricted stock units at January 1, 2014	117,966	$34.92
Granted	67,035	38.63
Vested	(43,571)	34.58
Forfeited or canceled	(12,668)	36.54
Restricted stock units at December 31, 2014	128,762	36.80

The weighted average grant-date fair value per common share of restricted stock units granted was $38.63 in 2014, $34.94 in 2013 and $35.10 in 2012. Unrecognized compensation expense related to unvested restricted stock units based on the stock price at December 31, 2014 totaled $3.8 million. This expense is expected to be recognized over a weighted-average period of 2.18 years. Dividends are paid on restricted stock units upon vesting. Cash payments including dividends for restricted stock units totaled $1.8 million in 2014 and $0.5 million in 2013.

Other

We have a Director Compensation Plan under which non-employee directors on our Board may elect to receive a portion of their compensation in the form of cash or deferred cash-based stock units. Cash-based stock units outstanding totaled 19,066 at December 31, 2014 and 17,295 at December 31, 2013. Prior to 2012, deferred stock units were used instead of deferred cash-based stock units. Under this plan, we have deferred stock units outstanding totaling 56,759 at December 31, 2014 and 58,159 at December 31, 2013. At December 31, 2014, there were 117,557 shares of Class A common stock available for future issuance under the Director Compensation Plan. We also have an Executive Salary and Bonus Deferred Compensation Plan

under which certain officers of the Company are allowed to use their base salary and annual cash bonus to purchase deferred cash-based stock units. Cash-based stock units outstanding total 16,923 at December 31, 2014 and 13,308 at December 31, 2013. Prior to 2012, deferred stock units were used instead of deferred cash-based stock units. Under this plan, we have deferred stock units outstanding totaling 90,009 at December 31, 2014 and 98,630 at December 31, 2013. At December 31, 2014, shares of Class A common stock available for future issuance under this plan totaled 108,296. This plan was frozen to future deferrals on December 31, 2013. We also have an Executive Excess 401(k) Plan under which officers of the Company who meet salary guidelines and 401(k) contribution guidelines are allowed to purchase unregistered deferred cash-based stock units. Cash based stock units outstanding total 79 at December 31, 2014 and 93 at December 31, 2013. Prior to 2012, deferred stock units were used instead of deferred cash-based stock units. Under this plan, we have deferred stock units outstanding totaling 2,878 at December 31, 2014 and 4,355 at December 31, 2013. This plan was frozen to future deferrals on December 31, 2013.

9. Management and Other Agreements

We share certain office facilities and services with the IFBF and its affiliated companies. These expenses are allocated on the basis of cost and time studies that are updated annually and primarily consist of rent, salaries and related expenses, travel and other operating costs. We also have an expense allocation agreement with Farm Bureau Property & Casualty for the use of property and equipment. Expense relating to this agreement totaled $0.9 million in 2014 and $1.1 million in 2013 and 2012.

We have management agreements, which include Farm Bureau Property & Casualty and other affiliates, under which we provide general business, administrative and management services. Fee income for these services totaled $1.9 million in 2014, $1.8 million in 2013 and $1.9 million in 2012. In addition, Farm Bureau Management Corporation, a wholly-owned subsidiary of the IFBF, provides certain services to us under a separate arrangement. We incurred related expenses totaling $1.0 million in 2014, $0.9 million in 2013 and $1.0 million in 2012.

We have service agreements with the Farm Bureau-affiliated property-casualty companies operating within our marketing territory, including Farm Bureau Property & Casualty and another affiliate. Under the service agreements, the property-casualty companies are responsible for development and management of our agency force for a fee. We incurred expenses totaling $9.3 million in 2014, $9.7 million in 2013 and $10.0 million in 2012 relating to these arrangements.

We are licensed by the IFBF to use the "Farm Bureau" and "FB" designations in Iowa. In connection with this license, we incurred royalty expense totaling $0.5 million in 2014, 2013 and 2012. We have similar arrangements with other state Farm Bureau organizations in our market territory. Total royalty expense to Farm Bureau organizations other than the IFBF totaled $1.7 million in 2014, $1.8 million in 2013 and $1.4 million in 2012. The royalty agreement with the IFBF provides them an option to terminate the agreement when the quarterly common stock dividend is below $0.10 per share.

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

We lease our home office properties under a 10-year operating lease from a wholly-owned subsidiary of the IFBF. Future remaining minimum lease payments under this lease, as of December 31, 2014, are as follows: 2015 - $2.3 million, 2016 - $2.3 million, 2017 - $2.3 million, 2018 - $2.3 million, 2019 - $2.3 million and thereafter, through 2021 - $4.6 million. Rent expense for the lease totaled $4.3 million in 2014 and 2013 and $4.5 million in 2012. These amounts are net of $0.2 million in 2014,

2013 and 2012 in amortization of a deferred gain on the exchange of our home office properties for common stock in 1998. The remaining unamortized deferred gain totaled $1.2 million at December 31, 2014 and $1.4 million at December 31, 2013.

From time to time, assessments are levied on our insurance subsidiaries by guaranty associations in most states in which the subsidiaries are licensed. These assessments, which are accrued for, are to cover losses of policyholders of insolvent or rehabilitated companies. In some states, these assessments can be partially recovered through a reduction in future premium taxes. Expenses (recoveries) for guaranty fund assessments, net of related premium tax offsets, totaled less than $0.1 million in 2014 and 2013 and less than ($0.1) million in 2012.

11. Earnings per Share

Computation of Earnings Per Common Share

	Year ended December 31,
	2014	2013	2012
	(Dollars in thousands, except per share data)
Numerator:
Net income attributable to FBL Financial Group, Inc.	$109,941	$108,558	$79,940
Less: Net income (loss) from discontinued operations	—	—	(2,939)
Less: Dividends on Series B preferred stock	150	150	150
Income available to common stockholders from continuing operations	$109,791	$108,408	$82,729

Denominator:
Weighted-average shares - basic	24,866,284	25,508,522	27,497,146
Effect of dilutive securities - stock-based compensation	149,960	265,893	341,402
Weighted-average shares - diluted	25,016,244	25,774,415	27,838,548

Earnings per common share:
Income from continuing operations	$4.42	$4.25	$3.01
Income (loss) from discontinued operations	—	—	(0.11)
Total earnings per share	$4.42	$4.25	$2.90

Earnings per common share - assuming dilution:
Income from continuing operations	$4.39	$4.21	$2.97
Income (loss) from discontinued operations	—	—	(0.10)
Total earnings per share	$4.39	$4.21	$2.87

Antidilutive stock options excluded from diluted earnings per share	—	—	790,216

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

Farm Bureau Life has a subsidiary, Greenfields, which launched in 2013 and is regulated by the Colorado Division of Insurance. Greenfields' operations are immaterial and implicitly included in the financial results of Farm Bureau Life below.

Farm Bureau Life Statutory Information

	Year ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Net gain from operations (excludes impact of realized gains and losses on investments)	$97,799	$93,306	$92,988
Net income	97,393	94,583	86,589

	December 31,
	2014	2013
	(Dollars in thousands)
Capital and surplus	$552,021	$492,450
Unassigned surplus	418,538	358,967
Risk-Based Capital measurements:
Total adjusted capital	614,201	558,355
Company action level capital	112,771	111,792
RBC Ratio	545%	499%
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

Farm Bureau Life's ability to pay dividends to the parent company is restricted by the Iowa Insurance Holding Company Act to earned surplus arising from its business as of the date the dividend is paid. In addition, prior approval of the Iowa Insurance Commissioner is required for a dividend distribution of cash or other property whose fair value, together with that of other dividends made within the preceding 12 months, exceeds the greater of (i) 10% of policyholders' surplus as of the preceding year end, or (ii) the statutory net gain from operations of the insurer for the preceding calendar year. As shown in the tables above, at December 31, 2014, Farm Bureau Life’s net gain from operations, exceeded 10% of statutory surplus, therefore, the maximum amount available for distribution to FBL Financial Group, Inc. from Farm Bureau Life without regulatory approval during 2015 is $97.8 million. However, due to the timing of a $45.0 million dividend paid by Farm Bureau Life on December 18, 2014, the maximum dividend available to be paid without further regulatory approval until December 19, 2015 is $52.8 million.

13. Segment Information

We analyze operations by reviewing financial information regarding our primary products that are aggregated into the Annuity and Life Insurance product segments. In addition, our Corporate and Other segment includes various support operations, corporate capital and other product lines that are not currently underwritten by the Company.

The Annuity segment primarily consists of fixed rate annuities and supplementary contracts (some of which involve life contingencies). Fixed rate annuities provide for tax-deferred savings and supplementary contracts provide for the systematic repayment of funds that accumulate interest. Fixed rate annuities primarily consist of flexible premium deferred annuities, but also include single premium deferred and immediate contracts. With fixed rate annuities, we bear the underlying investment risk and credit interest to the contracts at rates we determine, subject to interest rate guarantees. We began selling our new index annuity product in 2012. With index annuity products, we bear the underlying investment risk and credit interest in an amount equal to a percentage of the gain in a specified market index, subject to minimum guarantees.

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

We analyze our segment results based on pre-tax operating income. Accordingly, income taxes are not allocated to the segments. In addition, operating results are reported net of transactions between the segments. Operating income for the three years ended December 31, 2014 represents net income excluding, as applicable, the impact of:

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

Financial Information Concerning our Operating Segments

	Year ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Operating revenues:
Annuity	$203,477	$197,539	$192,001
Life Insurance	390,609	385,325	367,853
Corporate and Other	93,646	96,775	93,443
	687,732	679,639	653,297
Realized gains on investments (1)	2,937	13,597	465
Change in net unrealized gains/losses on derivatives (1)	2,270	(2,005)	1,778
Consolidated revenues	$692,939	$691,231	$655,540

Net investment income:
Annuity	$201,550	196,303	191,211
Life Insurance	146,349	140,510	138,076
Corporate and Other	31,913	35,843	30,259
	379,812	372,656	359,546
Change in net unrealized gains/losses on derivatives (1)	2,270	(2,005)	1,778
Consolidated net investment income	$382,082	$370,651	$361,324

Depreciation and amortization:
Annuity	$5,709	$7,186	$8,271
Life Insurance	20,027	19,430	25,727
Corporate and Other	2,895	2,157	5,225
	28,631	28,773	39,223
Realized gains on investments (1)	189	973	1,200
Change in net unrealized gains/losses on derivatives (1)	125	(1,324)	709
Consolidated depreciation and amortization	$28,945	$28,422	$41,132

Pre-tax operating income:
Annuity	$65,056	$63,592	$55,910
Life Insurance	51,521	48,814	43,741
Corporate and Other	22,865	22,172	16,856
	139,442	134,578	116,507
Income taxes on operating income	(32,401)	(33,985)	(33,748)
Realized gains/losses on investments (1)	1,786	8,206	(477)
Change in net unrealized gains/losses on derivatives (1)	1,114	(241)	619
Loss on debt redemption (1)	—	—	(22)
Loss from discontinued operations	—	—	(2,939)
Consolidated net income attributable to FBL Financial Group, Inc.	$109,941	$108,558	$79,940

Financial Information Concerning our Operating Segments - continued

	December 31,
	2014	2013
	(Dollars in thousands)
Assets:
Annuity	$3,981,825	$3,778,018
Life Insurance	2,956,347	2,789,145
Corporate and Other	1,715,241	1,701,368
	8,653,413	8,268,531
Unrealized gains in accumulated other comprehensive income (2)	410,995	192,792
Consolidated assets	$9,064,408	$8,461,323

(1)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred acquisition costs, value of insurance in force acquired and income taxes attributable to these items.

(2)	Amounts are net adjustments for assumed changes in deferred acquisition costs and value of insurance in force acquired and deferred income taxes attributable to these items.

Depreciation and amortization related to property and equipment are allocated to the product segments while the related property, equipment and capitalized software are allocated to the Corporate and Other segment. Depreciation and amortization for the Corporate and Other segment include $3.1 million for 2014, $2.2 million for 2013 and $2.4 million for 2012 relating to leases with affiliates. In the consolidated statements of operations, we record these depreciation amounts net of related lease income from affiliates.

Our investment in equity method investees, the related equity income and interest expense are attributable to the Corporate and Other segment. Expenditures for long-lived assets were not significant during the periods presented above. Goodwill at December 31, 2014 and 2013 was allocated among the segments as follows: Annuity ($3.9 million) and Life Insurance ($6.1 million).

Premiums collected, which is not a measure used in financial statements prepared according to GAAP, include premiums received on life insurance policies and deposits on annuities and universal life-type products. Net premiums collected totaled $646.6 million in 2014, $635.6 million in 2013 and $646.3 million in 2012.

Under GAAP, premiums on whole life and term life policies are recognized as revenues over the premium-paying period and reported in the Life Insurance segment. The following chart provides a reconciliation of life insurance premiums collected to those reported in the GAAP financial statements.

Reconciliation of Traditional Life Insurance Premiums, Net of Reinsurance

	Year ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Traditional and universal life insurance premiums collected	$282,098	$307,474	$255,709
Premiums collected on interest sensitive products	(98,796)	(127,271)	(81,212)
Traditional life insurance premiums collected	183,302	180,203	174,497
Change in due premiums and other	(2)	741	589
Traditional life insurance premiums	$183,300	$180,944	$175,086

There is no comparable GAAP financial measure for premiums collected on annuities and universal life-type products. GAAP revenues for those interest sensitive and variable products consist of various policy charges and fees assessed on those contracts, as summarized in the chart below.

Interest Sensitive Product Charges by Segment

	Year ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Annuity
Surrender charges and other	$1,927	$1,236	$775

Life Insurance
Administration charges	$13,783	$19,602	$11,726
Cost of insurance charges	45,273	42,697	39,886
Surrender charges	737	484	943
Amortization of policy initiation fees	1,504	1,462	2,354
Total	$61,297	$64,245	$54,909

Corporate and Other
Administration charges	$6,212	$6,138	$5,975
Cost of insurance charges	29,569	29,567	29,638
Surrender charges	479	525	780
Separate account charges	9,157	8,742	8,372
Amortization of policy initiation fees	1,129	1,122	961
Total	$46,546	$46,094	$45,726

Consolidated interest sensitive product charges	$109,770	$111,575	$101,410

Premium Concentration by State

	Year ended December 31,
	2014	2013	2012
Life and annuity collected premiums:
Iowa	25.7%	27.6%	28.7%
Kansas	20.8	20.0	21.9
Oklahoma	8.2	7.7	7.3

14. Quarterly Financial Information (Unaudited)

Unaudited Quarterly Results of Operations

	2014
Quarter ended	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share data)
Premiums and product charges	$72,583	$74,805	$72,653	$73,029
Net investment income	92,631	95,215	95,744	98,492
Realized gains (losses) on investments	(540)	2,806	1,000	(328)
Total revenues	168,535	175,837	173,420	175,147
Net income attributable to FBL Financial Group, Inc.	22,992	28,642	30,159	28,148

Earnings per common share	$0.92	$1.15	$1.21	$1.13
Earnings per common share - assuming dilution	$0.91	$1.14	$1.21	$1.13

	2013
Quarter ended	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share data)
Premiums and product charges	$70,238	$72,853	$76,153	$73,275
Net investment income	90,810	92,898	93,382	93,561
Realized gains on investments	3,286	7,236	693	2,340
Total revenues	168,048	176,683	173,516	172,984
Net income attributable to FBL Financial Group, Inc.	24,966	29,587	27,053	26,952

Earnings per common share	$0.97	$1.14	$1.05	$1.08
Earnings per common share - assuming dilution	$0.96	$1.13	$1.04	$1.07

15. Sale of EquiTrust Life Business

On December 30, 2011, we sold our wholly-owned subsidiary, EquiTrust Life. We recognized an additional loss on the sale of subsidiary of $2.3 million, net of tax, during the first quarter of 2012 as a result of post-closing sales price adjustments. As a result of the sale, our consolidated financial statements are presented to reflect the operations of the component sold as discontinued operations. A summary of loss from discontinued operations is as follows:

Condensed Statements of Loss from Discontinued Operations
Year ended December 31, 2012
(Dollars in thousands)
Benefits and expenses	$(214)
Interest expense allocation	(855)
Income taxes	382
Loss from discontinued operations	$(687)

Note Redemptions

In connection with the EquiTrust Life Sale, during 2012, we completed the required redemption of $175.0 million of our long-term debt in accordance with the mandatory redemption provisions of the underlying notes. The make-whole redemption price of $210.9 million, which included repayment of principal, accrued interest and a make-whole premium, was funded from assets held in two irrevocable defeasance trusts. The make-whole redemption premium was based on U.S. Treasury yields and considered an embedded derivative with a fair value of $33.1 million at December 31, 2011. The change in fair value during 2012 was offset by the write off of deferred debt issuance costs and reported with the loss on debt redemption in the consolidated statements of operations.

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

Our internal control over financial reporting changes from time-to-time as we modify and enhance our systems and processes to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. Any significant changes in controls are evaluated prior to implementation to help ensure the continued effectiveness of our internal controls and internal control environment. In July 2014, we implemented a new Enterprise Resource Planning (ERP) system, which effectively replaced our general ledger, accounts payable, cash disbursement, fixed asset and other financial systems. During implementation we followed a system development process that required significant pre-implementation planning, design and testing to ensure an ongoing effective control environment. We anticipate the new ERP system will, over time, enhance internal controls due to increased automation and further integration of related processes. While changes have taken place in our internal controls during the quarter ended December 31, 2014, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

See Item 8 for Management's Report on Internal Control Over Financial Reporting. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this examination.

ITEM 9B. OTHER INFORMATION

There is no information required to be disclosed on Form 8-K for the quarter ended December 31, 2014 which has not been previously reported.

PART III

The information required by Part III, Items 10 through 14, is hereby incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2014.

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

3.	Exhibits.

Incorporated by reference
Exhibit #	Description	Form	SEC File No.	Report Date
3.1	Restated Articles of Incorporation, filed with the Iowa Secretary of State on August 29, 2012	10-Q	001-11917	September 30, 2012
3.2	Third Restated and Amended Bylaws, as amended through February 14, 2013	10-K	001-11917	December 31, 2014
4.1	Form of Class A Common Stock Certificate of the Registrant	S-1	333-04332	July 11, 1996
4.2	Restated Stockholders' Agreement Regarding Management and Transfer of Shares of Class B Common Stock of FBL Financial Group, Inc., effective February 14, 2013	10-K	001-11917	December 31, 2014
4.2(a)	Amendment to Restated Stockholders' Agreement Regarding Management and Transfer of Shares of Class B Common Stock of FBL Financial Group, Inc., effective February 14, 2013	10-K	001-11917	December 31, 2014
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
		10-K	001-11917	December 31, 2012
10.6	Lease Agreement dated as of March 31, 1998 between IFBF Property Management, Inc., FBL Financial Group, Inc. and Farm Bureau Property & Casualty Insurance Company	10-Q	001-11917	March 31, 1998
10.6(a)	Amendment effective January 1, 2012 to Lease Agreement	10-K	001-11917	December 31, 2011
10.7	Building Management Services Agreement, dated March 31, 1998, between IFBF Property Management, Inc. and FBL Financial Group, Inc.	10-Q	001-11917	March 31, 1998
10.8*	2006 Class A Common Stock Compensation Plan as amended through February 17, 2011	10-Q	001-11917	March 31, 2011
10.8(a)*	Form of Stock Option Agreement, pursuant to the FBL Financial Group, Inc. 2006 Class A Common Stock Compensation Plan	10-Q	001-11917	March 31, 2011
10.9*	Executive Salary and Bonus Deferred Compensation Plan as amended through August 21, 2013	10-Q	001-11917	September 30, 2013
10.10*	2008 Revised Rules for Payment of Meeting Fees, Retainers and Expenses to the Board of Directors	10-K	001-11917	December 31, 2007

Incorporated by reference
Exhibit #	Description	Form	SEC File No.	Report Date
10.11*	Management Performance Plan (2013)	10-Q	001-11917	June 30, 2013
10.12*	Management Performance Plan (2014)	10-Q	001-11917	March 31, 2014
10.13*+	Management Performance Plan, effective January 1, 2015
10.15*	Director Compensation Plan as amended through December 15, 2011	10-K	001-11917	December 31, 2011
10.16*	Cash-Based Restricted Stock Unit Plan as amended through August 21, 2013	10-Q	001-11917	September 30, 2013
10.17*	Form of Restricted Stock Unit Agreement between the Company and participants (other than the Chief Executive Officer) in the Company's Cash-Based Restricted Stock Unit Plan.	10-K	001-11917	March 31, 2014
10.18*	Restricted Stock Unit Agreement dated February 1, 2014 between James P. Brannen and the Company	10-Q	001-11917	March 31, 2014
10.19*	Amended Retention Agreement dated February 1, 2014 between James P. Brannen, CEO, and the Company	10-Q	001-11917	March 31, 2014
21+	Subsidiaries of FBL Financial Group, Inc.
23+	Consent of Independent Registered Public Accounting Firm
31.1+	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101+#
Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language) from FBL Financial Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2014 as follows: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Financial Statements.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FBL Financial Group, Inc.

By: /s/ JAMES P. BRANNEN
James P. Brannen
Chief Executive Officer
Date: March 5, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES P. BRANNEN James P. Brannen	Chief Executive Officer (Principal Executive Officer) and Director	March 5, 2015

/s/ DONALD J. SEIBEL Donald J. Seibel	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 5, 2015

/s/ CRAIG D. HILL Craig D. Hill	Chairman of the Board and Director	March 5, 2015

/s/ JERRY L. CHICOINE Jerry L. Chicoine	Vice Chair and Director	March 5, 2015

/s/ ROGER K. BROOKS Roger K. Brooks	Director	March 5, 2015

/s/ JOE D. HEINRICH Joe D. Heinrich	Director	March 5, 2015

/s/ PAUL E. LARSON Paul E. Larson	Director	March 5, 2015

/s/ FRANK S. PRIESTLEY Frank S. Priestley	Director	March 5, 2015

/s/ KEVIN G. ROGERS Kevin G. Rogers	Director	March 5, 2015

/s/ SCOTT E. VANDERWAL Scott E. VanderWal	Director	March 5, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULES

The Board of Directors and Stockholders
FBL Financial Group, Inc.

We have audited the consolidated balance sheets of FBL Financial Group, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014, and have issued our report thereon dated March 5, 2015 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedules listed in Item 15(a)2 of this Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Des Moines, Iowa
March 5, 2015

Schedule I - Summary of Investments - Other
Than Investments in Related Parties
FBL FINANCIAL GROUP, INC.
December 31, 2014

Column A	Column B	Column C	Column D
Type of Investment	Cost (1)	Value	Amount at which shown in the balance sheet
	(Dollars in thousands)
Fixed maturities, available for sale:
Bonds:
Corporate	$3,335,535	$3,666,906	$3,666,906
Mortgage and asset-backed	1,447,631	1,543,490	1,543,490
United States Government and agencies	38,227	42,804	42,804
State, municipal and other governments	1,290,040	1,447,498	1,447,498
Total	6,111,433	$6,700,698	6,700,698

Equity securities, available for sale:
Common stocks:
Banks, trusts and insurance companies	23,808	$23,808	23,808
Industrial, miscellaneous and all other	3,036	3,774	3,774
Non-redeemable preferred stocks	80,566	85,041	85,041
Total	107,410	$112,623	112,623

Mortgage loans	630,172		629,296
Investment real estate (2)	4,032		3,622
Policy loans	182,502		182,502
Short-term investments	48,585		48,585
Other investments	2,413		3,644
Total investments	$7,086,547		$7,680,970

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

Schedule II - Condensed Financial Information of Registrant
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Condensed Balance Sheets
(Dollars in thousands)

	December 31,
	2014	2013
Assets
Investments in subsidiaries (eliminated in consolidation)	$1,226,389	$1,021,684
Fixed maturities - available for sale, at fair value (amortized cost: 2014 - $51,052; 2013 - $69,240)	53,907	71,507
Equity securities - available for sale, at fair value (cost: 2014 - $269)	273	—
Short-term investments	13,461	31,078
Cash and cash equivalents	46,042	—
Amounts receivable from affiliates	2,666	3,145
Amounts receivable from subsidiaries (eliminated in consolidation)	—	597
Accrued investment income	77	276
Current income taxes recoverable	425	—
Deferred income tax assets	17,522	21,879
Other assets	9,235	9,489
Total assets	$1,369,997	$1,159,655

Liabilities and stockholders' equity
Liabilities:
Accrued expenses and other liabilities	$19,401	$17,028
Amounts payable to affiliates	188	408
Amounts payable from subsidiaries (eliminated in consolidation)	564	—
Current income taxes	—	478
Long-term debt payable to non-affiliates	97,000	97,000
Total liabilities	117,153	114,914

Stockholders' equity:
Preferred stock	3,000	3,000
Class A common stock	144,625	134,993
Class B common stock	72	72
Accumulated other comprehensive income	258,410	119,067
Retained earnings	846,737	787,609
Total stockholders' equity	1,252,844	1,044,741
Total liabilities and stockholders' equity	$1,369,997	$1,159,655

See accompanying notes to condensed financial statements.

Schedule II -Condensed Financial Information of Registrant (Continued)
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Condensed Statements of Operations
(Dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Net investment income	$2,689	$2,120	$557
Realized gains (losses) on investments	1,047	33	(25)
Dividends from subsidiaries (eliminated in consolidation)	45,700	140,000	45,000
Management fee income from affiliates	1,925	1,760	1,907
Management fee income from subsidiaries (eliminated in consolidation)	8,836	2,072	2,255
Other income	7	22	3,804
Total revenues	60,204	146,007	53,498
Expenses:
Interest expense	4,723	6,967	7,935
Loss on debt redemption	—	—	33
General and administrative expenses	8,471	9,582	12,902
Total expenses	13,194	16,549	20,870
	47,010	129,458	32,628
Income tax benefit	1,011	5,316	4,010
Income before equity in undistributed income of subsidiaries	48,021	134,774	36,638
Equity in undistributed income (dividends in excess of equity income) of subsidiaries (eliminated in consolidation)	61,920	(26,216)	46,241
Net income from continuing operations	109,941	108,558	82,879
Discontinued operations:
Loss on sale of subsidiary, net of tax benefit	—	—	(2,252)
Loss from discontinued operations, net of tax	—	—	(687)
Total loss from discontinued operations	—	—	(2,939)
Net income	$109,941	$108,558	$79,940

See accompanying notes to condensed financial statements.

Schedule II - Condensed Financial Information of Registrant (Continued)
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Condensed Statements of Cash Flows
(Dollars in thousands)

	Year ended December 31,
	2014	2013	2012
Net cash provided by (used in) operating activities	$4,200	$(5,750)	$(3,984)

Investing activities
Sales of fixed maturities - available for sale	21,347	45,808	793
Acquisitions of fixed maturities - available for sale	—	(15,192)	(4,866)
Acquisitions of equity securities - available for sale	(269)	—	—
Short-term investments, net change	17,617	(6,577)	11,045
Dividends from subsidiaries (eliminated in consolidation)	45,700	92,135	5,089
Proceeds received from sale of subsidiary	—	—	(9,315)
Net cash provided by investing activities	84,395	116,174	2,746

Financing activities
Transfer from restricted debt defeasance trusts	—	—	211,627
Repayments of debt	—	(50,000)	(174,258)
Excess tax deductions on stock-based compensation	1,199	1,964	2,393
Repurchase of common stock, net	(8,003)	(43,707)	(173,253)
Capital contribution to subsidiary	(1,000)	(1,900)	(2,000)
Dividends paid	(34,749)	(64,775)	(11,082)
Net cash used in financing activities	(42,553)	(158,418)	(146,573)
Increase (decrease) in cash and cash equivalents	46,042	(47,994)	(147,811)
Cash and cash equivalents at beginning of year	—	47,994	195,805
Cash and cash equivalents at end of year	$46,042	$—	$47,994

Supplemental disclosure of cash flow information
Cash received (paid) during the year for:
Income taxes	$6,927	$9,182	$54,237
Interest	(4,850)	(7,104)	(11,383)
Non-cash investing activity:
Dividend from subsidiary in the form of securities	—	47,865	39,911

See accompanying notes to condensed financial statements.

Schedule II - Condensed Financial Information of Registrant (Continued)
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Notes to Condensed Financial Statements
December 31, 2014

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

2. Dividends from Subsidiaries

The parent company received dividends totaling $45.7 million in 2014, $140.0 million in 2013 and $45.0 million in 2012 in the form of cash ($45.7 million in 2014, $92.1 million in 2013 and $5.1 million in 2012) and securities ($47.9 million in 2013 and $39.9 million in 2012).

3. Debt

See Note 6 to the consolidated financial statements included in Item 8 for a description of the parent company's debt, including items paid off. The company's debt matures in 2047.

Schedule III - Supplementary Insurance Information
FBL FINANCIAL GROUP, INC.

Column A	Column B	Column C	Column D	Column E
	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned revenues	Other policyholder funds
	(Dollars in thousands)
December 31, 2014:
Annuity	$82,778	$3,370,109	$—	$372,244
Life Insurance	232,020	2,372,108	10,111	193,567
Corporate and Other	85,506	394,536	13,428	24,823
Impact of unrealized gains/losses	(179,544)	11,182	(11,461)	—
Total	$220,760	$6,147,935	$12,078	$590,634

December 31, 2013:
Annuity	$82,404	$3,172,598	$—	$376,879
Life Insurance	216,743	2,254,194	8,884	191,478
Corporate and Other	91,917	389,746	13,951	21,845
Impact of unrealized gains/losses	(55,550)	2,957	(2,790)	—
Total	$335,514	$5,819,495	$20,045	$590,202

December 31, 2012:
Annuity	$82,396	$3,047,762	$—	$384,375
Life Insurance	199,266	2,104,973	13,585	182,597
Corporate and Other	94,984	379,708	14,519	20,786
Impact of unrealized gains/losses	(172,320)	—	(13,554)	—
Total	$204,326	$5,532,443	$14,550	$587,758

Schedule III - Supplementary Insurance Information (Continued)
FBL FINANCIAL GROUP, INC.

Column A	Column F	Column G	Column H	Column I	Column J
	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred acquisition costs	Other operating expenses
	(Dollars in thousands)
December 31, 2014:
Annuity	$1,927	$201,550	$105,669	$10,477	$22,275
Life Insurance	244,597	146,349	238,841	15,594	72,641
Corporate and Other	46,547	31,913	29,470	6,929	10,032
Change in net unrealized gains/losses on derivatives	—	2,270	432	125	—
Impact of realized gains/losses	(1)	—	4	178	7
Total	$293,070	$382,082	$374,416	$33,303	$104,955

December 31, 2013:
Annuity	$1,236	$196,303	$102,308	$9,422	$22,217
Life Insurance	245,148	140,510	231,861	15,760	75,571
Corporate and Other	46,093	35,843	30,183	5,170	10,499
Change in net unrealized gains/losses on derivatives	—	(2,005)	(310)	(1,324)	—
Impact of realized gains/losses	42	—	28	880	65
Total	$292,519	$370,651	$364,070	$29,908	$108,352

December 31, 2012:
Annuity	$775	$191,211	$102,961	$9,327	$23,803
Life Insurance	229,986	138,076	218,856	21,216	69,765
Corporate and Other	45,722	30,259	30,721	5,326	10,582
Change in net unrealized gains/losses on derivatives	—	1,778	117	709	—
Impact of realized gains/losses	13	—	22	1,073	105
Total	$276,496	$361,324	$352,677	$37,651	$104,255

Schedule IV - Reinsurance
FBL FINANCIAL GROUP, INC.

Column A	Column B	Column C	Column D	Column E	Column F
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percent of amount assumed to net
	(Dollars in thousands)
Year ended December 31, 2014:
Life insurance in force, at end of year	$57,010,809	$13,837,869	$592,022	$43,764,962	1.4%
Insurance premiums and other considerations:
Interest sensitive product charges	$110,431	$1,026	$365	$109,770	0.3%
Traditional life insurance premiums	206,701	23,819	418	183,300	0.2
Accident and health premiums	8,050	7,668	—	382	—
	$325,182	$32,513	$783	$293,452	0.3
Year ended December 31, 2013:
Life insurance in force, at end of year	$54,603,479	$13,220,004	$613,281	$41,996,756	1.5%
Insurance premiums and other considerations:
Interest sensitive product charges	$112,229	$1,026	$372	$111,575	0.3%
Traditional life insurance premiums	200,729	20,199	414	180,944	0.2
Accident and health premiums	8,540	8,135	—	405	—
	$321,498	$29,360	$786	$292,924	0.3
Year ended December 31, 2012:
Life insurance in force, at end of year	$51,955,217	$11,999,297	$612,850	$40,568,770	1.5%
Insurance premiums and other considerations:
Interest sensitive product charges	$102,027	$1,010	$393	$101,410	0.4%
Traditional life insurance premiums	194,090	19,249	245	175,086	0.1
Accident and health premiums	9,012	8,604	—	408	—
	$305,129	$28,863	$638	$276,904	0.2