Form 10-Q
period 2015-03-31
FBL FINANCIAL GROUP INC
filed 2015-05-07
CIK 1012771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Title of each class	Outstanding at May 5, 2015
Class A Common Stock, without par value	24,787,694
Class B Common Stock, without par value	11,413

(This page has been intentionally left blank.)

FBL FINANCIAL GROUP, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

ITEM 1. FINANCIAL STATEMENTS

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	March 31, 2015	December 31, 2014
Assets
Investments:
Fixed maturities - available for sale, at fair value (amortized cost: 2015 - $6,180,490; 2014 - $6,111,433)	$6,833,252	$6,700,698
Equity securities - available for sale, at fair value (cost: 2015 - $115,127; 2014 - $107,410)	122,355	112,623
Mortgage loans	673,311	629,296
Real estate	3,613	3,622
Policy loans	182,432	182,502
Short-term investments	23,262	48,585
Other investments	3,400	3,644
Total investments	7,841,625	7,680,970

Cash and cash equivalents	44,276	76,632
Securities and indebtedness of related parties	130,375	129,872
Accrued investment income	83,187	76,445
Amounts receivable from affiliates	3,542	2,666
Reinsurance recoverable	106,916	101,247
Deferred acquisition costs	204,699	220,760
Value of insurance in force acquired	22,015	22,497
Other assets	75,950	70,286
Assets held in separate accounts	688,194	683,033

Total assets	$9,200,779	$9,064,408

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

	March 31, 2015	December 31, 2014
Liabilities and stockholders' equity
Liabilities:
Future policy benefits:
Interest sensitive products	$4,621,780	$4,543,980
Traditional life insurance and accident and health products	1,597,322	1,581,138
Other policy claims and benefits	41,069	34,895
Supplementary contracts without life contingencies	337,733	341,955
Advance premiums and other deposits	258,963	248,679
Amounts payable to affiliates	274	188
Long-term debt payable to non-affiliates	97,000	97,000
Current income taxes	4,309	2,764
Deferred income taxes	223,573	205,698
Other liabilities	81,474	72,196
Liabilities related to separate accounts	688,194	683,033
Total liabilities	7,951,691	7,811,526

Stockholders' equity:
FBL Financial Group, Inc. stockholders' equity:
Preferred stock, without par value, at liquidation value - authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 24,785,471 shares in 2015 and 24,703,903 shares in 2014	147,307	144,625
Class B common stock, without par value - authorized 1,500,000 shares, issued and outstanding 11,413 shares in 2015 and 2014	72	72
Accumulated other comprehensive income	287,828	258,410
Retained earnings	810,850	846,737
Total FBL Financial Group, Inc. stockholders' equity	1,249,057	1,252,844
Noncontrolling interest	31	38
Total stockholders' equity	1,249,088	1,252,882
Total liabilities and stockholders' equity	$9,200,779	$9,064,408

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share data)

	Three months ended March 31,
	2015	2014
Revenues:
Interest sensitive product charges	$28,121	$27,091
Traditional life insurance premiums	47,148	45,492
Net investment income	98,773	92,631
Net realized capital losses on sales of investments	(366)	(540)
Other income	4,270	3,861
Total revenues	177,946	168,535

Benefits and expenses:
Interest sensitive product benefits	55,808	53,380
Traditional life insurance benefits	45,709	41,497
Policyholder dividends	2,961	3,345
Underwriting, acquisition and insurance expenses	35,541	33,444
Interest expense	1,212	1,212
Other expenses	4,530	4,128
Total benefits and expenses	145,761	137,006
	32,185	31,529
Income taxes	(10,384)	(10,228)
Equity income, net of related income taxes	1,769	1,648
Net income	23,570	22,949
Net loss attributable to noncontrolling interest	21	43
Net income attributable to FBL Financial Group, Inc.	$23,591	$22,992

Earnings per common share	$0.95	$0.92
Earnings per common share - assuming dilution	$0.94	$0.91

Cash dividends per common share	$0.40	$0.35
Special cash dividend per common share	$2.00	$—

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2015	2014
Net income	$23,570	$22,949
Other comprehensive income (1)
Change in net unrealized investment gains/losses	29,187	69,308
Change in underfunded status of postretirement benefit plans	231	172
Total other comprehensive income, net of tax	29,418	69,480
Total comprehensive income, net of tax	52,988	92,429
Comprehensive loss attributable to noncontrolling interest	21	43
Total comprehensive income applicable to FBL Financial Group, Inc.	$53,009	$92,472

(1)
Other comprehensive income is recorded net of deferred income taxes and other adjustments for assumed changes in deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands)

	FBL Financial Group, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Accumulated Other Comprehensive Income	Retained Earnings	Non- controlling Interest	Total Stockholders' Equity
Balance at January 1, 2014	$3,000	$135,065	$119,067	$787,609	$50	$1,044,791
Net income - three months ended March 31, 2014	—	—	—	22,992	(43)	22,949
Other comprehensive income	—	—	69,480	—	—	69,480
Issuance of common stock under compensation plans	—	6,411	—	—	—	6,411
Purchase of common stock	—	(1,435)	—	(9,727)	—	(11,162)
Dividends on preferred stock	—	—	—	(38)	—	(38)
Dividends on common stock	—	—	—	(8,664)	—	(8,664)
Receipts related to noncontrolling interest	—	—	—	—	29	29
Balance at March 31, 2014	$3,000	$140,041	$188,547	$792,172	$36	$1,123,796

Balance at January 1, 2015	$3,000	$144,697	$258,410	$846,737	$38	$1,252,882
Net income - three months ended March 31, 2015	—	—	—	23,591	(21)	23,570
Other comprehensive income	—	—	29,418	—	—	29,418
Issuance of common stock under compensation plans	—	2,682	—	—	—	2,682
Dividends on preferred stock	—	—	—	(38)	—	(38)
Dividends on common stock	—	—	—	(59,440)	—	(59,440)
Receipts related to noncontrolling interest	—	—	—	—	14	14
Balance at March 31, 2015	$3,000	$147,379	$287,828	$810,850	$31	$1,249,088

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2015	2014
Operating activities
Net income	$23,570	$22,949
Adjustments to reconcile net income to net cash provided by operating activities:
Interest credited to account balances	37,964	37,014
Charges for mortality, surrenders and administration	(26,977)	(26,081)
Net realized losses on investments	366	540
Change in fair value of derivatives	(97)	(326)
Increase in traditional life and accident and health benefit liabilities	16,184	13,923
Deferral of acquisition costs	(10,354)	(10,044)
Amortization of deferred acquisition costs and value of insurance in force	9,054	8,493
Change in reinsurance recoverable	(5,669)	(625)
Provision for deferred income taxes	2,036	3,125
Other	(281)	(18,421)
Net cash provided by operating activities	45,796	30,547

Investing activities
Sales, maturities or repayments:
Fixed maturities - available for sale	123,134	81,293
Equity securities - available for sale	420	200
Mortgage loans	14,257	8,272
Derivative instruments	1,078	253
Policy loans	9,222	9,019
Securities and indebtedness of related parties	4,892	1,207
Acquisitions:
Fixed maturities - available for sale	(179,351)	(161,976)
Equity securities - available for sale	(8,130)	(6,189)
Mortgage loans	(58,235)	(18,100)
Derivative instruments	(896)	(617)
Policy loans	(9,152)	(10,718)
Securities and indebtedness of related parties	(7,956)	(3,725)
Short-term investments, net change	25,323	41,084
Purchases and disposals of property and equipment, net	(3,443)	(1,240)
Net cash used in investing activities	(88,837)	(61,237)

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Three months ended March 31,
	2015	2014
Financing activities
Contract holder account deposits	$196,491	$180,472
Contract holder account withdrawals	(128,679)	(111,788)
Receipts related to noncontrolling interests, net	14	29
Excess tax deductions on stock-based compensation	620	507
Issuance or repurchase of common stock, net	1,717	(3,977)
Dividends paid	(59,478)	(8,702)
Net cash provided by financing activities	10,685	56,541
Increase (decrease) in cash and cash equivalents	(32,356)	25,851
Cash and cash equivalents at beginning of period	76,632	6,370
Cash and cash equivalents at end of period	$44,276	$32,221

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$1,213	$1,213
Income taxes	2,001	2,005

See accompanying notes.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2015

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

Operating results for the three-month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. We encourage you to refer to our consolidated financial statements and notes for the year ended December 31, 2014 included in our Annual Report on Form 10-K for a complete description of our material accounting policies. Also included in the Form 10-K is a description of areas of judgments and estimates and other information necessary to understand our financial position and results of operations.

Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (FASB) issued guidance related to accounting for investments in low income housing tax credit limited partnerships. Our low income housing tax credit investments totaled $88.1 million at March 31, 2015 and $84.8 million at December 31, 2014. Presently, we account for these investments under the equity method and include related tax benefits as a component of equity income. The new guidance allows us the option to account for these partnerships using the proportional amortization method, which amortizes the acquisition cost of the partnership in proportion to the recognition of the tax benefits associated with these projects. The tax credits, net of the amortization of the partnership interest, would be recognized as a component of income taxes. This guidance, which became effective during the first quarter of 2015, did not impact us as we elected not to adopt the optional accounting for our low income housing tax credit limited partnerships.

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

In February 2015, the FASB issued guidance that amends existing consolidation guidance. The new guidance modifies the consolidation framework for certain investment entities and all limited partnerships. It also eliminates certain criteria used to determine whether fees paid to a decision maker are a variable interest. The amendment allows for either a full retrospective or modified approach at adoption, and is effective during the first quarter of 2016. We are currently evaluating the impact of this new guidance on our consolidated financial statements.

2. Investment Operations

Fixed Maturity and Equity Securities

Available-For-Sale Fixed Maturity and Equity Securities by Investment Category

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit losses on other-than-temporary impairments (1)
	(Dollars in thousands)
Fixed maturities:
Corporate (2)	$3,369,116	$392,286	$(20,377)	$3,741,025	$467
Residential mortgage-backed	446,682	44,863	(4,125)	487,420	(3,254)
Commercial mortgage-backed	487,521	56,906	(339)	544,088	—
Other asset-backed	540,624	18,660	(3,928)	555,356	5,180
United States Government and agencies	37,439	4,674	—	42,113	—
State, municipal and other governments	1,299,108	164,244	(102)	1,463,250	—
Total fixed maturities	$6,180,490	$681,633	$(28,871)	$6,833,252	$2,393

Equity securities:
Non-redeemable preferred stocks	$85,566	$7,034	$(550)	$92,050
Common stocks	29,561	744	—	30,305
Total equity securities	$115,127	$7,778	$(550)	$122,355

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit losses on other-than-temporary impairments (1)
	(Dollars in thousands)
Fixed maturities:
Corporate (2)	$3,335,535	$348,937	$(17,566)	$3,666,906	$211
Residential mortgage-backed	453,607	42,510	(4,583)	491,534	(3,694)
Commercial mortgage-backed	485,934	45,573	(812)	530,695	—
Other asset-backed	508,090	17,188	(4,017)	521,261	5,223
United States Government and agencies	38,227	4,581	(4)	42,804	—
State, municipal and other governments	1,290,040	157,571	(113)	1,447,498	—
Total fixed maturities	$6,111,433	$616,360	$(27,095)	$6,700,698	$1,740

Equity securities:
Non-redeemable preferred stocks	$80,566	$5,135	$(660)	$85,041
Common stocks	26,844	738	—	27,582
Total equity securities	$107,410	$5,873	$(660)	$112,623

(1)
Non-credit losses, subsequent to the initial impairment measurement date, on other-than-temporary impairment (OTTI) losses are included in the gross unrealized gains and gross unrealized losses columns above. The non-credit loss component of OTTI losses for corporate and other asset-backed securities were in an unrealized gain position at March 31, 2015 and December 31, 2014 due to increases in estimated fair value subsequent to initial recognition of non-credit losses on such securities.

(2)
Corporate securities include hybrid preferred securities with a carrying value of $62.5 million at March 31, 2015 and $80.9 million at December 31, 2014. Corporate securities also include redeemable preferred stock with a carrying value of $30.6 million at March 31, 2015 and $29.9 million at December 31, 2014.

Available-For-Sale Fixed Maturities by Maturity Date

	March 31, 2015
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due in one year or less	$106,819	$108,578
Due after one year through five years	760,042	843,244
Due after five years through ten years	884,759	966,225
Due after ten years	2,954,043	3,328,341
	4,705,663	5,246,388
Mortgage-backed and other asset-backed	1,474,827	1,586,864
Total fixed maturities	$6,180,490	$6,833,252

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Fixed maturities not due at a single maturity date have been included in the above table in the year of final contractual maturity.

Net Unrealized Gains (Losses) on Investments in Accumulated Other Comprehensive Income

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Net unrealized appreciation on:
Fixed maturities - available for sale	$652,762	$589,265
Equity securities - available for sale	7,228	5,213
	659,990	594,478
Adjustments for assumed changes in amortization pattern of:
Deferred acquisition costs	(197,928)	(179,544)
Value of insurance in force acquired	(3,839)	(3,939)
Unearned revenue reserve	10,765	11,461
Adjustments for assumed changes in policyholder liabilities	(12,811)	(11,182)
Provision for deferred income taxes	(159,648)	(143,932)
Net unrealized investment gains	$296,529	$267,342

Net unrealized investment gains and losses are recorded net of deferred income taxes and other adjustments for assumed changes in deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities. Subsequent changes in the fair value of securities for which a previous non-credit OTTI loss was recognized in accumulated other comprehensive income, are reported along with changes in fair value for which no OTTI losses were previously recognized.

Fixed Maturity and Equity Securities with Unrealized Losses by Length of Time

	March 31, 2015
	Less than one year		One year or more		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$189,123	$(13,547)	$86,753	$(6,830)	$275,876	$(20,377)	70.5%
Residential mortgage-backed	19,352	(155)	28,414	(3,970)	47,766	(4,125)	14.3
Commercial mortgage-backed	8,507	(65)	8,025	(274)	16,532	(339)	1.2
Other asset-backed	100,580	(2,131)	46,118	(1,797)	146,698	(3,928)	13.6
State, municipal and other governments	23,066	(102)	—	—	23,066	(102)	0.4
Total fixed maturities	$340,628	$(16,000)	$169,310	$(12,871)	$509,938	$(28,871)	100.0%

Equity securities:
Non-redeemable preferred stocks	$—	$—	$4,450	$(550)	$4,450	$(550)
Total equity securities	$—	$—	$4,450	$(550)	$4,450	$(550)

	December 31, 2014
	Less than one year		One year or more		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$203,764	$(9,756)	$142,600	$(7,810)	$346,364	$(17,566)	64.8%
Residential mortgage-backed	27,889	(315)	19,084	(4,268)	46,973	(4,583)	16.9
Commercial mortgage-backed	—	—	20,900	(812)	20,900	(812)	3.0
Other asset-backed	128,516	(2,349)	55,526	(1,668)	184,042	(4,017)	14.8
United States Government and agencies	500	—	470	(4)	970	(4)	—
State, municipal and other governments	—	—	12,472	(113)	12,472	(113)	0.5
Total fixed maturities	$360,669	$(12,420)	$251,052	$(14,675)	$611,721	$(27,095)	100.0%

Equity securities:
Non-redeemable preferred stocks	$14,838	$(110)	$4,450	$(550)	$19,288	$(660)
Total equity securities	$14,838	$(110)	$4,450	$(550)	$19,288	$(660)

Fixed maturities in the above tables include 160 securities from 127 issuers at March 31, 2015 and 185 securities from 160 issuers at December 31, 2014. We do not intend to sell or believe we will be required to sell any of our impaired fixed maturities before recovery of their amortized cost basis. The following summarizes the more significant unrealized losses of fixed maturities and equity securities by investment category as of March 31, 2015.

Corporate securities: The largest unrealized losses were in the energy sector ($96.4 million carrying value and $11.2 million unrealized loss). The largest unrealized losses in the energy sector were in the oil field service ($37.2 million carrying value and $5.7 million unrealized loss) and the energy independent ($43.7 million carrying value and $4.5 million unrealized loss) sub-sectors. The majority of losses were primarily attributable to general credit spread widening across the energy sector.

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

Excluding mortgage- and asset-backed securities, no securities from the same issuer had an aggregate unrealized loss in excess of $2.8 million at March 31, 2015, with the largest unrealized loss from an energy service provider. With respect to mortgage- and asset-backed securities not backed by the United States Government, our largest aggregate unrealized loss from the same issuer at March 31, 2015 was $3.2 million, consisting of two different securities that are backed by different pools of Alt-A residential mortgage loans. Both securities are rated non-investment grade and the largest unrealized loss totaled $1.9 million.

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

Credit Loss Component of Other-Than-Temporary Impairments on Fixed Maturities

	Three months ended March 31,
	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$(16,772)	$(21,592)
Reductions due to investments sold	159	68
Balance at end of period	$(16,613)	$(21,524)

The table above sets forth the amount of credit loss impairments on fixed maturities held by the Company as of the dates indicated for which a portion of the OTTI was recognized in other comprehensive income (loss) and corresponding changes in such amounts. We had no OTTIs for the three-month periods ended March 31, 2015 or 2014.

Realized Gains (Losses) - Recorded in Income

	Three months ended March 31,
	2015	2014
	(Dollars in thousands)
Realized gains (losses) on sales of investments
Fixed maturities:
Gross gains	$220	$97
Gross losses	(586)	(637)
Net realized gains (losses) on investments recorded in income	$(366)	$(540)

Proceeds from sales of fixed maturities totaled $17.3 million during the three months ended March 31, 2015 and $12.8 million during the three months ended March 31, 2014.

Realized gains and losses on sales of investments are determined on the basis of specific identification.

Mortgage Loans

Our mortgage loan portfolio consists principally of commercial mortgage loans that we have originated. Our lending policies require that the loans be collateralized by the value of the related property, establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. We originate loans with an initial loan-to-value ratio that provides sufficient excess collateral to absorb losses should we be required to foreclose and take possession of the collateral. In order to identify impairment losses, management maintains and regularly reviews a watch list of mortgage loans that have heightened risk. These loans may include those with borrowers delinquent on contractual payments, borrowers experiencing financial difficulty, increases in rental real estate vacancies and significant declines in collateral value. We evaluate each of our mortgage loans individually and establish an estimated loss, if needed, for each impaired loan identified. An estimated loss is needed for loans for which we do not believe we will collect all amounts due according to the contractual terms of the respective loan agreements.

Any loan delinquent on contractual payments is considered non-performing. At March 31, 2015 and December 31, 2014, there were no non-performing loans over 90 days past due on contractual payments. Interest income is accrued on impaired loans to the extent it is deemed collectible (delinquent less than 90 days) and the loan continues to perform under its original or restructured contractual terms. Interest income on non-performing loans is generally recognized on a cash basis. Once mortgage loans are classified as nonaccrual loans, the resumption of the interest accrual would commence only after all past-due interest has been collected or the mortgage loan has been restructured such that the collection of interest is considered likely.

Mortgage Loans by Collateral Type

	March 31, 2015		December 31, 2014
Collateral Type	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
Office	$307,998	45.7%	$269,308	42.8%
Retail	211,082	31.4	214,710	34.1
Industrial	128,478	19.1	125,425	19.9
Other	25,753	3.8	19,853	3.2
Total	$673,311	100.0%	$629,296	100.0%

Mortgage Loans by Geographic Location within the United States

	March 31, 2015		December 31, 2014
Region of the United States	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
South Atlantic	$216,884	32.2%	$191,835	30.5%
Pacific	93,405	13.9	94,770	15.1
West North Central	94,943	14.1	85,664	13.6
East North Central	79,601	11.8	80,999	12.9
Mountain	65,720	9.8	62,473	9.9
West South Central	59,819	8.9	50,010	7.9
Other	62,939	9.3	63,545	10.1
Total	$673,311	100.0%	$629,296	100.0%

Mortgage Loans by Loan-to-Value Ratio

	March 31, 2015		December 31, 2014
Loan-to-Value Ratio	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
0% - 50%	$206,255	30.6%	$180,884	28.7%
51% - 60%	180,263	26.8	189,210	30.1
61% - 70%	219,676	32.6	198,336	31.5
71% - 80%	62,609	9.3	53,480	8.5
81% - 90%	4,508	0.7	7,386	1.2
Total	$673,311	100.0%	$629,296	100.0%

The loan-to-value ratio is determined using the most recent appraised value. Appraisals are updated periodically including when there is indication of a possible significant collateral decline or there are loan modifications or refinance requests.

Mortgage Loans by Year of Origination

	March 31, 2015		December 31, 2014
Year of Origination	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
2015	$58,204	8.7%	$—	—%
2014	85,546	12.7	86,174	13.7
2013	81,116	12.0	81,802	13.0
2012	69,626	10.4	70,274	11.2
2011	46,456	6.9	46,813	7.4
2010 and prior	332,363	49.3	344,233	54.7
Total	$673,311	100.0%	$629,296	100.0%

Impaired Mortgage Loans

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Unpaid principal balance	$22,026	$22,103
Less:
Related allowance	851	857
Discount	223	267
Carrying value of impaired mortgage loans	$20,952	$20,979

Allowance on Mortgage Loans
	Three months ended March 31,
	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$857	$888
Charge offs	(6)	(5)
Balance at end of period	$851	$883

Mortgage Loan Modifications

Our commercial mortgage loan portfolio includes loans that have been modified. We assess loan modifications on a loan-by-loan basis to evaluate whether a troubled debt restructuring (TDR) has occurred. Generally, the types of concessions include: reduction of the contractual interest rate to a below-market rate, extension of the maturity date and/or a reduction of accrued interest. The amount, timing and extent of the concession granted is considered in determining if an impairment loss is needed for the restructuring.

There were no loan modifications during the first quarter of 2015 or 2014.

Variable Interest Entities

We evaluate our variable interest entity (VIE) investees to determine whether the level of our direct ownership interest, our rights to manage operations or our obligation to provide ongoing financial support are such that we are the primary beneficiary of the entity, and would therefore be required to consolidate it for financial reporting purposes. None of our VIE investees were required to be consolidated for any reporting periods presented in this Form 10-Q. Our VIE investments are as follows:

	March 31, 2015		December 31, 2014
	Carrying Value	Maximum Exposure to Loss	Carrying Value	Maximum Exposure to Loss
	(Dollars in thousands)
Real estate limited partnerships	$17,288	$17,288	$17,046	$17,046

We make commitments to fund partnership investments in the normal course of business. We did not have any commitments to investees designated as VIEs as of March 31, 2015 or December 31, 2014.

Other

At March 31, 2015, we had committed to provide $45.4 million of additional funds for limited partnerships and limited liability companies in which we invest.

Derivative Instruments

We are not significantly involved in hedging activities and have limited exposure to derivatives. We do not apply hedge accounting to any of our derivative positions. Derivative assets, which are primarily reported in reinsurance recoverable and other investments, totaled $7.1 million at March 31, 2015 and at December 31, 2014. Securities collateral received of $2.1 million is held in a separate custodial account and not recorded on the balance sheet. Our derivative assets consist of derivatives embedded within our modified coinsurance agreements and call options which provide an economic hedge for our index annuity contracts. Derivative liabilities totaled $9.8 million at March 31, 2015 and $8.7 million at December 31, 2014 and include derivatives embedded within our index annuity contracts and derivatives embedded within our modified coinsurance agreements. The net gain recognized on these derivatives is included in net investment income and interest sensitive benefits and, for the three-month period ended March 31, totaled $0.3 million for 2015 and $0.5 million for 2014.

3. Fair Values

The carrying and estimated fair values of our financial instruments are as follows:

Fair Values and Carrying Values

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Assets
Fixed maturities - available for sale	$6,833,252	$6,833,252	$6,700,698	$6,700,698
Equity securities - available for sale	122,355	122,355	112,623	112,623
Mortgage loans	673,311	722,016	629,296	667,913
Policy loans	182,432	233,804	182,502	230,070
Other investments	3,313	3,313	3,558	3,558
Cash, cash equivalents and short-term investments	67,538	67,538	125,217	125,217
Reinsurance recoverable	3,820	3,820	3,562	3,562
Assets held in separate accounts	688,194	688,194	683,033	683,033

Liabilities
Future policy benefits	$3,629,682	$3,783,109	$3,563,558	$3,666,960
Supplemental contracts without life contingencies	337,733	329,566	341,955	329,651
Advance premiums and other deposits	249,319	249,319	239,700	239,700
Long-term debt	97,000	73,720	97,000	69,772
Other liabilities	221	221	173	173
Liabilities related to separate accounts	688,194	682,492	683,033	677,040

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, a financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument. From time to time there may be movements between levels as inputs become more or less observable, which may depend on several factors including the activity of the market for the specific security, the activity of the market for similar securities, the level of risk spreads and the source from which we obtain the information. Transfers into or out of any level are measured as of the beginning of the period.

The following methods and assumptions were used in estimating the fair value of our financial instruments:

Fixed maturities:

Level 1 fixed maturities consist of U.S. Treasury issues that are actively traded, allowing us to use current market prices as an estimate of their fair value.

Level 2 fixed maturities consist of corporate, mortgage- and asset-backed, United States Government agencies and private placement securities with observable market data, and in some circumstances recent trade activity. When quoted prices of identical assets in active markets are not available, our first priority is to obtain prices from third party pricing vendors. We have regular interaction with these vendors to ensure we understand their pricing methodologies and to confirm they are utilizing observable market information. Their methodologies vary by asset class and include inputs such as estimated cash flows, benchmark yields, reported trades, credit quality, industry events and economic events. Fixed maturities with validated prices from pricing services, which includes the majority of our public fixed maturities in all asset classes, are generally reflected in Level 2.

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

Level 3 fixed maturities include private placements as well as corporate, mortgage- and asset-backed and state and municipal securities for which there is little or no current market data available. We use external pricing sources, or if prices are not available we will estimate fair value internally. Fair values of private investments in Level 3 are determined by reference to the public market, private transactions or valuations for comparable companies or assets in the relevant asset class when such amounts are available. For other securities where an exit price based on relevant observable inputs is not obtained, the fair value is determined using a matrix calculation. Fair values estimated through the use of matrix pricing methods rely on an estimate of credit spreads to a risk-free U.S. Treasury yield. Selecting the credit spread requires judgment based on an understanding of the security and may include a market liquidity premium. Our selection of comparable companies as well as the level of spread requires significant judgment. Increases in spreads used in our matrix models, or those used to value comparable companies, will result in a decrease in discounted cash flows used, and accordingly in the estimated fair value of the security.

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

Level 2 equity securities consist of common stock issued by the Federal Home Loan Bank of Des Moines (FHLB), with estimated fair value based on the current redemption value of the shares and non-redeemable preferred stock. Estimated fair value is obtained from external pricing sources using a matrix pricing approach.

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

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels

	March 31, 2015
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Corporate securities	$—	$3,667,326	$73,699	$3,741,025
Residential mortgage-backed securities	—	482,374	5,046	487,420
Commercial mortgage-backed securities	—	465,586	78,502	544,088
Other asset-backed securities	—	462,468	92,888	555,356
United States Government and agencies	16,083	16,874	9,156	42,113
State, municipal and other governments	—	1,463,250	—	1,463,250
Non-redeemable preferred stocks	—	83,698	8,352	92,050
Common stocks	4,537	25,768	—	30,305
Other investments	—	3,313	—	3,313
Cash, cash equivalents and short-term investments	67,538	—	—	67,538
Reinsurance recoverable	—	3,820	—	3,820
Assets held in separate accounts	688,194	—	—	688,194
Total assets	$776,352	$6,674,477	$267,643	$7,718,472

Liabilities
Future policy benefits - index annuity embedded derivatives	$—	$—	$9,591	$9,591
Other liabilities	—	221	—	221
Total liabilities	$—	$221	$9,591	$9,812

	December 31, 2014
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Corporate securities	$—	$3,602,667	$64,239	$3,666,906
Residential mortgage-backed securities	—	491,534	—	491,534
Commercial mortgage-backed securities	—	452,804	77,891	530,695
Other asset-backed securities	—	405,120	116,141	521,261
United States Government and agencies	15,170	18,569	9,065	42,804
State, municipal and other governments	—	1,447,498	—	1,447,498
Non-redeemable preferred stocks	—	76,987	8,054	85,041
Common stocks	3,501	24,081	—	27,582
Other investments	—	3,558	—	3,558
Cash, cash equivalents and short-term investments	125,217	—	—	125,217
Reinsurance recoverable	—	3,562	—	3,562
Assets held in separate accounts	683,033	—	—	683,033
Total assets	$826,921	$6,526,380	$275,390	$7,628,691

Liabilities
Future policy benefits - index annuity embedded derivatives	$—	$—	$8,681	$8,681
Other liabilities	—	173	—	173
Total liabilities	$—	$173	$8,681	$8,854

Level 3 Fixed Maturities by Valuation Source - Recurring Basis

	March 31, 2015
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$39,799	$33,900	$73,699
Residential mortgage-backed securities	4,056	990	5,046
Commercial mortgage-backed securities	78,502	—	78,502
Other asset-backed securities	72,043	20,845	92,888
United States Government and agencies	—	9,156	9,156
Total	$194,400	$64,891	$259,291
Percent of total	75.0%	25.0%	100.0%

	December 31, 2014
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$40,095	$24,144	$64,239
Commercial mortgage-backed securities	77,891	—	77,891
Other asset-backed securities	95,271	20,870	116,141
United States Government and agencies	—	9,065	9,065
Total	$213,257	$54,079	$267,336
Percent of total	79.8%	20.2%	100.0%

Quantitative Information about Level 3 Fair Value Measurements - Recurring Basis

	March 31, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$50,482	Discounted cash flow	Credit spread	0.85% - 12.00% (6.97%)
Commercial mortgage-backed	78,502	Discounted cash flow	Credit spread	1.75% - 4.00% (2.94%)
Other asset-backed securities	19,184	Discounted cash flow	Credit spread	0.94% - 6.21% (4.30%)
United States Government and agencies	9,156	Discounted cash flow	Credit spread	1.85% (1.85%)
Non-redeemable preferred stocks	8,352	Discounted cash flow	Credit spread	3.00% (3.00%)
Total Assets	$165,676

Liabilities
Future policy benefits - index annuity embedded derivatives	$9,591	Discounted cash flow	Credit risk Risk margin	0.70% - 1.85% (1.15%) 0.15% - 0.40% (0.25%)

Quantitative Information about Level 3 Fair Value Measurements - Recurring Basis

	December 31, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$41,491	Discounted cash flow	Credit spread	0.95% - 6.80% (4.92%)
Commercial mortgage-backed	77,891	Discounted cash flow	Credit spread	1.75% - 4.00% (2.89%)
Other asset-backed securities	26,937	Discounted cash flow	Credit spread	0.96% - 6.17% (4.31%)
United States Government and agencies	9,065	Discounted cash flow	Credit spread	1.80% (1.80%)
Non-redeemable preferred stocks	8,054	Discounted cash flow	Credit spread	3.34% (3.34%)
Total Assets	$163,438

Liabilities
Future policy benefits - index annuity embedded derivatives	$8,681	Discounted cash flow	Credit risk Risk margin	0.70% - 1.70% (1.10%) 0.15% - 0.40% (0.25%)

The tables above exclude certain securities for which the fair value was based on non-binding broker quotes where we could not reasonably obtain the quantitative unobservable inputs.

Level 3 Financial Instruments Changes in Fair Value - Recurring Basis

	March 31, 2015
				Realized and unrealized gains (losses), net
	Balance, December 31, 2014	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Net transfers into Level 3 (1)	Net transfers out of Level 3 (1)	Amort-ization included in net income	Balance, March 31, 2015
	(Dollars in thousands)
Assets
Corporate securities	$64,239	$2,993	$(3,613)	$—	$(4,190)	$14,165	$—	$105	$73,699
Residential mortgage-backed securities	—	5,052	—	—	(6)	—	—	—	5,046
Commercial mortgage-backed securities	77,891	—	(193)	—	780	—	—	24	78,502
Other asset-backed securities	116,141	19,742	(3,876)	—	(77)	—	(39,095)	53	92,888
United States Government and agencies	9,065	—	—	—	89	—	—	2	9,156
Non-redeemable preferred stocks	8,054	—	—	—	298	—	—	—	8,352
Total Assets	$275,390	$27,787	$(7,682)	$—	$(3,106)	$14,165	$(39,095)	$184	$267,643

Liabilities
Future policy benefits - index annuity embedded derivatives	$8,681	$1,067	$(183)	$26	$—	$—	$—	$—	$9,591
Total Liabilities	$8,681	$1,067	$(183)	$26	$—	$—	$—	$—	$9,591

Level 3 Financial Instruments Changes in Fair Value - Recurring Basis

	March 31, 2014
				Realized and unrealized gains (losses), net
	Balance, December 31, 2013	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Net transfers into Level 3 (1)	Net transfers out of Level 3 (1)	Amort-ization included in net income	Balance, March 31, 2014
	(Dollars in thousands)
Assets
Corporate securities	$81,994	$206	$(2,835)	$—	$(106)	$13,623	$—	$(10)	$92,872
Commercial mortgage-backed securities	71,712	—	(167)	—	1,448	—	—	21	73,014
Other asset-backed securities	85,835	5,450	(3,129)	—	(133)	—	(7,194)	243	81,072
United States Government and agencies	8,044	—	—	—	149	—	—	1	8,194
Non-redeemable preferred stocks	7,795	—	—	—	234	—	—	—	8,029
Total Assets	$255,380	$5,656	$(6,131)	$—	$1,592	$13,623	$(7,194)	$255	$263,181

Liabilities
Future policy benefits - index annuity embedded derivatives	$286	$—	$5	$8	$—	$—	$—	$—	$299
Total Liabilities	$286	$—	$5	$8	$—	$—	$—	$—	$299

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

Valuation of our Financial Instruments Not Reported at Fair Value by Hierarchy Levels

	March 31, 2015
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$722,016	$722,016
Policy loans	—	—	233,804	233,804
Total assets	$—	$—	$955,820	$955,820

Liabilities
Future policy benefits	$—	$—	$3,773,518	$3,773,518
Supplemental contracts without life contingencies	—	—	329,566	329,566
Advance premiums and other deposits	—	—	249,319	249,319
Long-term debt	—	—	73,720	73,720
Liabilities related to separate accounts	—	—	682,492	682,492
Total liabilities	$—	$—	$5,108,615	$5,108,615

Valuation of our Financial Instruments Not Reported at Fair Value by Hierarchy Levels

	December 31, 2014
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$667,913	$667,913
Policy loans	—	—	230,070	230,070
Total assets	$—	$—	$897,983	$897,983

Liabilities
Future policy benefits	$—	$—	$3,658,279	$3,658,279
Supplemental contracts without life contingencies	—	—	329,651	329,651
Advance premiums and other deposits	—	—	239,700	239,700
Long-term debt	—	—	69,772	69,772
Liabilities related to separate accounts	—	—	677,040	677,040
Total liabilities	$—	$—	$4,974,442	$4,974,442

Level 3 Financial Instruments Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis, generally mortgage loans or real estate which have been deemed to be impaired during the reporting period. There were no mortgage loans or real estate impaired to fair value during the three months ended March 31, 2015 or March 31, 2014.

4. Defined Benefit Plan

We participate with several affiliates and an unaffiliated organization in various defined benefit plans, including a multiemployer plan. Our share of net periodic pension cost for the plans is recorded as expense in our consolidated statements of operations.

Components of Net Periodic Pension Cost for FBL and Affiliates Combined - Multiemployer Plan

	Three months ended March 31,
	2015	2014
	(Dollars in thousands)
Service cost	$1,488	$1,320
Interest cost	3,300	3,505
Expected return on assets	(4,463)	(4,385)
Amortization of prior service cost	36	36
Amortization of actuarial loss	2,598	1,361
Net periodic pension cost	$2,959	$1,837

FBL Financial Group, Inc. share of net periodic pension costs	$959	$589

Components of Net Periodic Pension Cost for FBL and Affiliates Combined - Other Plans

	Three months ended March 31,
	2015	2014
	(Dollars in thousands)
Service cost	$109	$67
Interest cost	250	269
Amortization of prior service cost	(3)	(3)
Amortization of actuarial loss	382	283
Net periodic pension cost	$738	$616

FBL Financial Group, Inc. share of net periodic pension costs	$418	$343

5. Commitments and Contingencies

Legal Proceedings

In the normal course of business, we may be involved in litigation in which damages are alleged that are substantially in excess of contractual policy benefits or certain other agreements. In recent years, companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims. We are not aware of any such matters threatened or pending against FBL Financial Group, Inc. or any of its subsidiaries.

6. Stockholders' Equity

Share Repurchases

During 2012 and 2014, our Board of Directors approved plans to repurchase our Class A common stock. These repurchase plans authorize us to make repurchases in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. Under these programs, we made no repurchases during the three months ended March 31, 2015. We repurchased 262,945 shares for $11.2 million during the three months ended March 31, 2014. At March 31, 2015, $42.7 million remains available for repurchase under the 2014 plan. Completion of the program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

Special Dividend

On March 6, 2015, the Board of Directors approved a special $2.00 per share cash dividend to Class A and Class B common shareholders of record as of March 16, 2015. The aggregate dividend totaling $49.5 million was paid on March 26, 2015.

Reconciliation of Outstanding Common Stock
	Class A		Class B		Total
	Shares	Dollars	Shares	Dollars	Shares	Dollars
	(Dollars in thousands)
Outstanding at January 1, 2014	24,742,942	$134,993	11,413	$72	24,754,355	$135,065
Issuance of common stock under compensation plans	210,442	6,411	—	—	210,442	6,411
Purchase of common stock	(262,945)	(1,435)	—	—	(262,945)	(1,435)
Outstanding at March 31, 2014	24,690,439	$139,969	11,413	$72	24,701,852	$140,041

Outstanding at January 1, 2015	24,703,903	$144,625	11,413	$72	24,715,316	$144,697
Issuance of common stock under compensation plans	81,568	2,682	—	—	81,568	2,682
Purchase of common stock	—	—	—	—	—	—
Outstanding at March 31, 2015	24,785,471	$147,307	11,413	$72	24,796,884	$147,379

Accumulated Other Comprehensive Income, Net of Tax and Other Offsets

	Unrealized Net Investment Gains (Losses) on Available For Sale Securities (1)	Accumulated Non-Credit Impairment Losses	Underfunded Status of Postretirement Benefit Plans	Total
	(Dollars in thousands)
Balance at January 1, 2014	$126,587	$(1,366)	$(6,154)	$119,067
Other comprehensive income before reclassifications	66,801	2,179	—	68,980
Reclassification adjustments	328	—	172	500
Balance at March 31, 2014	$193,716	$813	$(5,982)	$188,547

Balance at January 1, 2015	$266,211	$1,131	$(8,932)	$258,410
Other comprehensive income before reclassifications	28,515	425	—	28,940
Reclassification adjustments	247	$—	231	478
Balance at March 31, 2015	$294,973	$1,556	$(8,701)	$287,828

(1)	Includes the impact of taxes, deferred acquisition costs, value of insurance in force acquired, unearned revenue reserves and policyholder liabilities. See Note 2 for further information.

Accumulated Other Comprehensive Income Reclassification Adjustments

	Three months ended March 31, 2015
	Unrealized Net Investment Gains (Losses) on Available For Sale Securities (1)	Accumulated Non-Credit Impairment Losses (1)	Underfunded Status of Postretirement Benefit Plans	Total
	(Dollars in thousands)
Realized capital losses on sales of investments	$366	$—	$—	$366
Adjustments for assumed changes in deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	14	—	—	14
Other expenses: Change in unrecognized postretirement items:
Prior service costs	—	—	(3)	(3)
Net actuarial loss	—	—	358	358
Reclassifications before income taxes	380	—	355	735
Income taxes	(133)	—	(124)	(257)
Reclassification adjustments	$247	$—	$231	$478

	Three months ended March 31, 2014
	Unrealized Net Investment Gains (Losses) on Available For Sale Securities (1)	Accumulated Non-Credit Impairment Losses (1)	Unfunded Status of Postretirement Benefit Plans	Total
	(Dollars in thousands)
Realized capital losses on sales of investments	$540	$—	$—	$540
Adjustments for assumed changes in deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	(36)	—	—	(36)
Other expenses: Change in unrecognized postretirement items:
Prior service costs	—	—	(3)	(3)
Net actuarial loss	—	—	268	268
Reclassifications before income taxes	504	—	265	769
Income taxes	(176)	—	(93)	(269)
Reclassification adjustments	$328	$—	$172	$500

(1)	See Note 2 for further information.

7. Earnings Per Share

Computation of Earnings Per Common Share

	Three months ended March 31,
	2015	2014
	(Dollars in thousands, except per share data)
Numerator:
Net income attributable to FBL Financial Group, Inc.	$23,591	$22,992
Less: Dividends on Series B preferred stock	38	38
Income available to common stockholders	$23,553	$22,954

Denominator:
Weighted average shares - basic	24,899,278	24,937,307
Effect of dilutive securities - stock-based compensation	109,300	179,531
Weighted average shares - diluted	25,008,578	25,116,838

Earnings per common share	$0.95	$0.92
Earnings per common share - assuming dilution:	$0.94	$0.91

No antidilutive stock options were excluded from diluted earnings per share in either period presented.

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

Financial Information Concerning our Operating Segments

	Three months ended March 31,
	2015	2014
	(Dollars in thousands)
Operating revenues:
Annuity	$52,759	$49,579
Life Insurance	102,010	95,817
Corporate and Other	23,705	23,369
	178,474	168,765
Net realized losses on investments (1)	(366)	(540)
Change in net unrealized gains/losses on derivatives (1)	(162)	310
Consolidated revenues	$177,946	$168,535

Pre-tax operating income:
Annuity	$17,088	$15,447
Life Insurance	9,785	10,092
Corporate and Other	3,496	4,593
	30,369	30,132
Income taxes on operating income	(6,554)	(7,048)
Net realized gains/losses on investments (1)	(247)	(328)
Change in net unrealized gains/losses on derivatives (1)	23	236
Consolidated net income attributable to FBL Financial Group, Inc.	$23,591	$22,992

(1)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred acquisition costs, value of insurance in force acquired and income taxes attributable to these items.

Our investment in equity method investees, the related equity income and interest expense are attributable to the Corporate and Other segment. Expenditures for long-lived assets were not significant during the periods presented above. Goodwill at March 31, 2015 and December 31, 2014 was allocated among the segments as follows: Annuity ($3.9 million) and Life Insurance ($6.1 million).

Premiums collected, which is not a measure used in financial statements prepared according to GAAP, includes premiums received on life insurance policies and deposits on annuities and universal life-type products. Net premiums collected totaled $166.2 million for the quarter ended March 31, 2015 and $178.7 million for the 2014 period.

Under GAAP, premiums on whole life and term life policies are recognized as revenues over the premium-paying period and reported in the Life Insurance segment. The following chart provides a reconciliation of life insurance premiums collected to those reported in the GAAP financial statements.

Reconciliation of Traditional Life Insurance Premiums, Net of Reinsurance

	Three months ended March 31,
	2015	2014
	(Dollars in thousands)
Traditional and universal life insurance premiums collected	$71,215	$72,838
Premiums collected on interest sensitive products	(23,691)	(26,388)
Traditional life insurance premiums collected	47,524	46,450
Change in due premiums and other	(376)	(958)
Traditional life insurance premiums	$47,148	$45,492

There is no comparable GAAP financial measure for premiums collected on annuities and universal life-type products. GAAP revenues for those interest sensitive and variable products consist of various policy charges and fees assessed on those contracts, as summarized in the chart below.

Interest Sensitive Product Charges by Segment

	Three months ended March 31,
	2015	2014
	(Dollars in thousands)
Annuity
Surrender charges and other	$613	$554

Life Insurance
Administration charges	$3,697	$3,495
Cost of insurance charges	11,492	11,017
Surrender charges	217	216
Amortization of policy initiation fees	499	32
Total	$15,905	$14,760

Corporate and Other
Administration charges	$1,517	$1,599
Cost of insurance charges	7,424	7,415
Surrender charges	108	138
Separate account charges	2,239	2,280
Amortization of policy initiation fees	315	345
Total	$11,603	$11,777

Consolidated interest sensitive product charges	$28,121	$27,091

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes a summary of FBL Financial Group, Inc.'s consolidated results of operations, financial condition and where appropriate, factors that management believes may affect future performance. Unless noted otherwise, all references to FBL Financial Group, Inc. (we or the Company) include all of its direct and indirect subsidiaries, including its life insurance subsidiary, Farm Bureau Life Insurance Company (Farm Bureau Life). Please read this discussion in conjunction with the accompanying consolidated financial statements and related notes. In addition, we encourage you to refer to our Form 10-K for the fiscal year ended December 31, 2014 for a complete description of our significant accounting policies and estimates. Familiarity with this information is important in understanding our financial position and results of operations.

This Form 10-Q includes statements relating to anticipated financial performance, business prospects, new products, and similar matters. These statements and others, which include words such as "expect," "anticipate," "believe," "intend" and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. A variety of factors could cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. See Part 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for additional information on the risks and uncertainties that may affect the operations, performance, development and results of our business.

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

Economic environmental factors which may impact our business include, but are not limited to, the following:

•	Gross Domestic Product increased approximately 0.2% during the first quarter of 2015 based on early estimates.

•	U.S. unemployment was estimated to be 5.5% during March 2015.

•	U.S. net farm income is forecast to decrease 31.8% and farm real estate value is forecast to decrease 0.8% during 2015.

•	The U.S. 10-year Treasury yield declined during the first quarter to 1.94% at March 31, 2015.

•	Continued uncertainty as to actions the United States Congress will take to address the national debt, including potential actions to change the tax advantages of life insurance.

The low market interest rate environment continues to impact our investment yields as well as the interest we credit on our interest sensitive products. Interest rates remained low during the first quarter of 2015, as the benchmark 10-year U.S. Treasury yield declined during the quarter, offsetting moderate increases in overall credit spreads and placing further strain on available investment yields. Our average investment portfolio yield declined during the quarter as yields on new acquisitions were generally lower than the average portfolio yield. As a result we proactively reduced customer crediting rates on certain annuity and universal life products. Low crediting rates pose challenges to maintaining attractive annuity and universal life products, although our rates are comparable to other insurance companies, allowing us to maintain our competitive position within the market. We continue to reassess the future profitability of our interest sensitive products as future profit expectations impact the valuation of deferred policy acquisition costs. During 2014 we unlocked assumptions used to amortize deferred policy acquisition costs to reflect the expectation of lower earned spread rates, primarily driven by the expected continuation of low market interest rates. We experienced an increase in the fair value of our fixed maturity security portfolio during the quarter due to declining market yields. See the segment discussion and “Financial Condition” section that follows for additional information regarding the impact of low market interest rates on our business.

Results of Operations for the Periods Ended March 31, 2015 and 2014

	Three months ended March 31,
	2015	2014	Change
	(Dollars in thousands, except per share data)
Pre-tax operating income:
Annuity segment	$17,088	$15,447	11%
Life Insurance segment	9,785	10,092	(3)%
Corporate and Other segment	3,496	4,593	(24)%
Total pre-tax operating income	30,369	30,132	1%
Income taxes on operating income	(6,554)	(7,048)	(7)%
Operating income	23,815	23,084	3%

Realized gains/losses on investments (1)	(247)	(328)	(25)%
Change in net unrealized gains/losses on derivatives (1)	23	236	(90)%
Net income attributable to FBL Financial Group, Inc.	$23,591	$22,992	3%

Operating income per common share - assuming dilution	$0.95	$0.92	3%
Earnings per common share - assuming dilution	0.94	0.91	3%
Effective tax rate on operating income	22%	23%
Average invested assets, at amortized cost	$7,153,345	$6,810,577	5%
Annualized yield on average invested assets	5.66%	5.57%

(1)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred acquisition costs, value of insurance in force acquired and income taxes attributable to these items.

Our operating and net income increased in the first quarter of 2015, compared to the prior year period, primarily due to increases in the volume of business in force and investment fee income, partially offset by an increase in death benefits. See the discussion that follows for details regarding operating income by segment.

Earnings per share and operating income per common share benefited from repurchases of Class A common shares in 2014. Details regarding the share repurchases are included in Note 6 to the consolidated financial statements.

Annuity Segment

	Three months ended March 31,
	2015	2014	Change
	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges and other income	$613	$554	11%
Net investment income	52,146	49,025	6%
Total operating revenues	52,759	49,579	6%

Benefits and expenses:
Interest sensitive product benefits	27,453	26,755	3%
Underwriting, acquisition and insurance expenses:
Commissions net of deferrals	546	454	20%
Amortization of deferred acquisition costs	2,729	2,461	11%
Amortization of value of insurance in force	202	143	41%
Other underwriting expenses	4,741	4,319	10%
Total underwriting, acquisition and insurance expenses	8,218	7,377	11%
Total benefits and expenses	35,671	34,132	5%
Pre-tax operating income	$17,088	$15,447	11%

Other data
Annuity premiums collected, direct	$76,335	$86,252	(11)%
Policy liabilities and accruals, end of period	3,806,556	3,607,425	6%
Average invested assets, at amortized cost	3,883,858	3,666,791	6%
Investment fee income included in net investment income (1)	2,398	880	173%
Average individual annuity account value	2,624,384	2,484,000	6%

Earned spread on individual annuity products:
Weighted average yield on cash and invested assets	5.57%	5.62%
Weighted average interest crediting rate	2.81%	2.93%
Spread	2.76%	2.69%

Individual annuity withdrawal rate	4.4%	5.2%

(1)	Includes prepayment fee income and amortization of any related premium or discount.

Pre-tax operating income for the Annuity segment increased in the first quarter of 2015, compared to the prior year period, due to higher spread income earned from an increase in the volume of business in force and higher investment fee income.

The average aggregate account value for individual annuity contracts in force increased in 2015, compared to prior year period, due to continued sales and the crediting of interest. Premiums collected were lower in the 2015 period due to decreases in sales of fixed rate deferred annuities. The amount of premiums collected is highly dependent upon the relationship between the current crediting rate of our products compared to those of competing products.

The Annuity segment also includes advances on our funding agreements with the Federal Home Loan Bank of Des Moines (FHLB). Outstanding funding agreements totaled $400.9 million at March 31, 2015 and $334.4 million at March 31, 2014.

The weighted average yield on cash and invested assets for individual annuities decreased for the three months ended March 31, 2015, compared to the prior year period, primarily due to lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, compared with the average existing portfolio yield, partially offset by higher investment fee income. See the "Financial Condition" section which follows for additional information regarding the yields obtained on investment acquisitions. Weighted average interest crediting rates on our individual annuity products decreased due to crediting rate actions taken in 2014 in response to the declining portfolio yield and a change in the underlying product mix.

Life Insurance Segment

	Three months ended March 31,
	2015	2014	Change
	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges and other income	$15,818	$14,675	8%
Traditional life insurance premiums	47,148	45,492	4%
Net investment income	39,044	35,650	10%
Total operating revenues	102,010	95,817	6%

Benefits and expenses:
Interest sensitive product benefits:
Interest credited	8,185	8,002	2%
Death benefits and other	12,515	11,410	10%
Total interest sensitive product benefits	20,700	19,412	7%
Traditional life insurance benefits:
Death benefits	24,375	19,754	23%
Surrender and other benefits	7,282	9,009	(19)%
Increase in traditional life future policy benefits	14,052	12,734	10%
Total traditional life insurance benefits	45,709	41,497	10%
Distributions to participating policyholders	2,961	3,345	(11)%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	4,627	4,152	11%
Amortization of deferred acquisition costs	3,966	3,831	4%
Amortization of value of insurance in force	379	306	24%
Other underwriting expenses	13,883	13,182	5%
Total underwriting, acquisition and insurance expenses	22,855	21,471	6%
Total benefits and expenses	92,225	85,725	8%
Pre-tax operating income	$9,785	$10,092	(3)%

Life Insurance Segment - continued

	Three months ended March 31,
	2015	2014	Change
	(Dollars in thousands)
Other data
Life premiums collected, net of reinsurance	$71,215	$72,838	(2)%
Policy liabilities and accruals, end of period	2,613,024	2,482,578	5%
Life insurance in force, end of period	52,533,816	49,594,860	6%
Average invested assets, at amortized cost	2,637,202	2,497,940	6%
Investment fee income included in net investment income (1)	2,454	96	2,456%
Average interest sensitive life account value	783,116	746,624	5%

Interest sensitive life insurance spread:
Weighted average yield on cash and invested assets	6.58%	5.80%
Weighted average interest crediting rate	3.89%	4.03%
Spread	2.69%	1.77%

Life insurance lapse and surrender rates	5.4%	5.5%
Death benefits, net of reinsurance and reserves released	$24,491	$20,613	19%

(1)	Includes prepayment fee income and amortization of any related premium or discount.

Pre-tax operating income for the Life Insurance segment decreased in the first quarter of 2015, compared to the prior year period, primarily due to an increase in death benefits, partially offset by increases in the volume of business in force and investment fee income.

Premiums collected were lower in the first quarter of 2015, compared to the prior year period, primarily due to changes in universal life sales. Universal life collected premiums were $24.2 million in the first quarter of 2015 and $26.8 million in the first quarter of 2014. Continued growth in our business in force contributes to the increase in revenues and expenses.

Death benefits, net of reinsurance and reserves released, increased in the first quarter of 2015, compared to the prior year period, primarily due to an increase in the number claims.

The weighted average yield on cash and invested assets for interest sensitive life insurance products increased in the first quarter of 2015, compared to the prior year period, due to an increase in investment fee income from prepayment fees, partially offset by lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, compared with the average existing portfolio yield. See the "Financial Condition" section which follows for additional information regarding the yields obtained on investment acquisitions. Weighted average interest crediting rates on our interest sensitive life insurance products were impacted by crediting rate decreases taken in 2014 in response to the declining portfolio yield, partially offset by sales of products with higher crediting rates.

Corporate and Other Segment

	Three months ended March 31,
	2015	2014	Change
	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges	$11,603	$11,777	(1)%
Net investment income	7,745	7,646	1%
Other income	4,357	3,946	10%
Total operating revenues	23,705	23,369	1%

Benefits and expenses:
Interest sensitive product benefits	7,672	7,334	5%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	964	1,047	(8)%
Amortization of deferred acquisition costs	1,763	1,655	7%
Other underwriting expenses	1,908	1,863	2%
Total underwriting, acquisition and insurance expenses	4,635	4,565	2%
Interest expense	1,212	1,212	—%
Other expenses	4,530	4,128	10%
Total benefits and expenses	18,049	17,239	5%
	5,656	6,130	(8)%
Net loss attributable to noncontrolling interest	21	43	(51)%
Equity loss, before tax	(2,181)	(1,580)	38%
Pre-tax operating income	$3,496	$4,593	(24)%

Other data
Average invested assets, at amortized cost	$632,284	$645,847	(2)%
Investment fee income included in net investment income (1)	200	(14)	(1,529)%
Average interest sensitive life account value	337,161	330,153	2%
Death benefits, net of reinsurance and reserves released	4,649	4,350	7%
Estimated impact on pre-tax income from separate account performance on amortization of deferred acquisition costs	(48)	(145)	(67)%

(1)	Includes prepayment fee income and amortization of any related premium or discount.

Pre-tax operating income decreased for the Corporate and Other segment in the first quarter of 2015, compared to the prior year period, primarily due to an increase in pre-tax equity loss.

Other income and other expenses includes fees and expenses from sales of brokered products and operating results of our non-insurance subsidiaries, which include management, advisory, marketing and distribution services and leasing activities.

Equity income (loss) includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest. Given the timing of availability of financial information from our equity investees, we will consistently use information that is as much as three months in arrears for certain of these entities. Several of these entities are investment companies whose operating results are derived primarily from unrealized and realized gains and losses generated by their investment portfolios. As is normal with these types of entities, the level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment, changes in prices of bond and equity securities held by the investment partnerships, the timing and success of initial public offerings or exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures. We have increased our investments in low income housing tax credit partnerships which generate pre-tax losses, but after-tax gains, as the related tax credits are realized. The timing of the realization of tax credits is subject to fluctuation from period to period due to the timing of housing project completions and the approval of tax credits. Equity income, net of related income taxes, was as follows:

Equity Income, Net of Related Income Taxes

	Three months ended March 31,
	2015	2014
	(Dollars in thousands)
Equity income (loss):
Low income housing tax credit partnerships	$(1,845)	$(1,761)
Other equity method investments	(336)	181
	(2,181)	(1,580)
Income taxes:
Taxes on equity income (loss)	763	566
Investment tax credits	3,187	2,662
Equity income, net of related income taxes	$1,769	$1,648

Income Taxes on Operating Income

The effective tax rate on operating income was 21.6% for the first quarter of 2015, compared with 23.4% for the first quarter of 2014. The effective tax rates differ from the federal statutory rate of 35% primarily due to the impact of low-income housing tax credits from equity method investees and tax-exempt interest and dividend income. The 2015 effective tax rate decreased, compared to the prior year period, primarily due to an increase in tax credits from low income housing tax credit partnerships.

Impact of Operating Income Adjustments on FBL Net Income

	Three months ended March 31,
	2015	2014
	(Dollars in thousands)
Realized losses on investments	$(366)	$(540)
Change in net unrealized gains/losses on derivatives	(145)	431
Change in amortization of:
Deferred acquisition costs	168	(34)
Value of insurance in force acquired	(1)	3
Income tax offset	120	48
Net impact of operating income adjustments	$(224)	$(92)

Summary of adjustments noted above after offsets and income taxes:
Realized gains/losses on investments	$(247)	$(328)
Change in net unrealized gains/losses on derivatives	23	236
Net impact of operating income adjustments	$(224)	$(92)
Net impact per common share - basic	$(0.01)	$—
Net impact per common share - assuming dilution	$(0.01)	$(0.01)

Income taxes on operating income adjustments on continuing operations are recorded at 35% as there are no permanent differences between book and taxable income relating to these adjustments.

Realized Gains (Losses) on Investments

	Three months ended March 31,
	2015	2014
	(Dollars in thousands)
Realized gains (losses) on investments:
Realized gains on sales	$220	$97
Realized losses on sales	(586)	(637)
Total reported in statements of operations	$(366)	$(540)

The level of realized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate, economic environment and timing of the sale of investments. See "Financial Condition - Investments" and Note 2 to our consolidated financial statements for details regarding our unrealized gains and losses on available-for-sale securities at March 31, 2015 and December 31, 2014.

Financial Condition

Investments

Our investment portfolio increased 2.1% to $7,841.6 million at March 31, 2015 compared to $7,681.0 million at December 31, 2014. The portfolio increased due to an increase of $63.5 million of net unrealized appreciation of fixed maturities during 2015 and positive cash flows from operating and financing activities. Additional details regarding securities in an unrealized loss position at March 31, 2015 are included in the discussion that follows and in Note 2 to our consolidated financial statements. Details regarding investment impairments are discussed above in the "Realized Gains (Losses) on Investments" section under "Results of Operations."

We manage the investment portfolio to optimize risk-adjusted yield within the context of prudent asset-liability management. We evaluate multiple cash flow testing scenarios as part of this process. The Company's investment policy calls for investing primarily in high quality fixed maturities and commercial mortgage loans.

Fixed Maturity Acquisitions Selected Information

	Three months ended March 31,
	2015	2014
	(Dollars in thousands)
Cost of acquisitions:
Corporate	$77,511	$78,514
Mortgage- and asset-backed	79,230	87,685
United States Government and agencies	1,500	499
Tax-exempt municipals	3,975	—
Taxable municipals	28,174	15,078
Total	$190,390	$181,776
Effective annual yield	4.08%	4.69%
Credit quality
NAIC 1 designation	55.2%	65.2%
NAIC 2 designation	44.3%	34.8%
Non-investment grade	0.5%	—%
Weighted-average life in years	14.0	16.0
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

A portion of the securities acquired during the three months ended March 31, 2015 and March 31, 2014, were acquired with the proceeds from advances on our funding agreements with the FHLB. The securities acquired to support these funding agreements often carry a lower average yield than securities acquired to support our other insurance products, due to the shorter maturity and relatively low interest rate paid on those advances. In addition, certain municipal securities acquired are exempt from federal income taxes, and accordingly have a higher actual return than reflected in the yields stated above. The average yield of the securities acquired, excluding the securities supporting the funding agreements and using a tax-adjusted yield for the municipal securities, was 4.50% during the three-month period ended March 31, 2015 and 4.93% during the three-month period ended March 31, 2014.

Investment Portfolio Summary

	March 31, 2015		December 31, 2014
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities - available for sale:
Public	$5,215,845	66.5%	$5,151,922	67.1%
144A private placement	1,315,052	16.8	1,245,474	16.2
Private placement	302,355	3.9	303,302	4.0
Total fixed maturities - available for sale	6,833,252	87.2	6,700,698	87.3
Equity securities	122,355	1.6	112,623	1.5
Mortgage loans	673,311	8.6	629,296	8.2
Real estate	3,613	—	3,622	—
Policy loans	182,432	2.3	182,502	2.4
Short-term investments	23,262	0.3	48,585	0.6
Other investments	3,400	—	3,644	—
Total investments	$7,841,625	100.0%	$7,680,970	100.0%

As of March 31, 2015, 96.1% (based on carrying value) of the available-for-sale fixed maturities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of March 31, 2015, no single non-investment grade holding exceeded 0.2% of total investments.

Credit Quality by NAIC Designation and Equivalent Rating

		March 31, 2015		December 31, 2014
NAIC Designation	Equivalent Rating (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$4,321,672	63.2%	$4,252,851	63.5%
2	BBB	2,247,626	32.9	2,204,791	32.9
	Total investment grade	6,569,298	96.1	6,457,642	96.4
3	BB	181,171	2.7	166,757	2.5
4	B	41,663	0.6	37,887	0.5
5	CCC	19,959	0.3	18,771	0.3
6	In or near default	21,161	0.3	19,641	0.3
	Total below investment grade	263,954	3.9	243,056	3.6
	Total fixed maturities - available for sale	$6,833,252	100.0%	$6,700,698	100.0%

(1)
Equivalent ratings are based on those provided by nationally recognized rating agencies with some exceptions for certain residential mortgage, commercial mortgage- and asset-backed securities where they are based on the expected loss of the security rather than the probability of default.

See Note 2 to our consolidated financial statements for a summary of fixed maturities by contractual maturity date.

Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification

	March 31, 2015
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$368,286	$327,202	$31,380	$41,084	$(2,930)
Capital goods	231,366	223,574	26,283	7,792	(168)
Communications	131,124	124,191	15,148	6,933	(17)
Consumer cyclical	115,068	115,068	11,509	—	—
Consumer non-cyclical	411,629	395,841	37,396	15,788	(1,628)
Energy	414,203	317,754	37,644	96,449	(11,244)
Finance	794,954	766,287	66,940	28,667	(152)
Transportation	95,642	91,751	9,299	3,891	(77)
Utilities	1,029,809	967,211	146,473	62,598	(3,974)
Other	148,944	136,270	10,214	12,674	(187)
Total corporate securities	3,741,025	3,465,149	392,286	275,876	(20,377)
Mortgage- and asset-backed securities	1,586,864	1,375,868	120,429	210,996	(8,392)
United States Government and agencies	42,113	42,113	4,674	—	—
State, municipal and other governments	1,463,250	1,440,184	164,244	23,066	(102)
Total	$6,833,252	$6,323,314	$681,633	$509,938	$(28,871)

	December 31, 2014
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$356,761	$299,688	$25,221	$57,073	$(3,505)
Capital goods	229,901	221,692	22,954	8,209	(73)
Communications	124,387	117,560	12,420	6,827	(123)
Consumer cyclical	196,957	187,587	14,536	9,370	(22)
Consumer non-cyclical	402,033	365,482	32,353	36,551	(1,653)
Energy	409,642	319,393	35,579	90,249	(6,571)
Finance	777,484	738,003	61,405	39,481	(491)
Transportation	87,172	84,190	8,457	2,982	(295)
Utilities	1,008,174	923,312	130,003	84,862	(4,807)
Other	74,395	63,635	6,009	10,760	(26)
Total corporate securities	3,666,906	3,320,542	348,937	346,364	(17,566)
Mortgage- and asset-backed securities	1,543,490	1,291,575	105,271	251,915	(9,412)
United States Government and agencies	42,804	41,834	4,581	970	(4)
State, municipal and other governments	1,447,498	1,435,026	157,571	12,472	(113)
Total	$6,700,698	$6,088,977	$616,360	$611,721	$(27,095)

Non-Sovereign European Debt Exposure

	March 31, 2015		December 31, 2014
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
Italy	$19,708	$22,410	$19,707	$22,547
Spain	15,430	20,674	15,430	20,281
Ireland	12,286	14,514	12,744	15,028
Subtotal	47,424	57,598	47,881	57,856
United Kingdom	180,867	197,448	182,879	196,476
Netherlands	55,424	61,926	54,576	60,225
France	28,203	32,568	37,218	41,086
Other countries	88,349	97,820	86,370	93,955
Subtotal	352,843	389,762	361,043	391,742
Total European exposure	$400,267	$447,360	$408,924	$449,598

The table above reflects our exposure to non-sovereign European debt. This represents 6.5% of total fixed maturities as of March 31, 2015 and 6.7% as of December 31, 2014. The exposures are primarily in the industrial, financial and utility sectors. We do not own any securities issued by European governments.

Credit Quality of Available-for-Sale Fixed Maturities with Unrealized Losses

		March 31, 2015
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$237,117	46.5%	$(5,981)	20.7%
2	BBB	181,007	35.5	(9,476)	32.8
	Total investment grade	418,124	82.0	(15,457)	53.5
3	BB	63,099	12.4	(10,599)	36.7
4	B	20,507	4.0	(2,548)	8.8
5	CCC	8,208	1.6	(267)	1.0
	Total below investment grade	91,814	18.0	(13,414)	46.5
	Total	$509,938	100.0%	$(28,871)	100.0%

		December 31, 2014
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$296,390	48.5%	$(7,410)	27.4%
2	BBB	240,308	39.3	(10,795)	39.8
	Total investment grade	536,698	87.8	(18,205)	67.2
3	BB	61,995	10.1	(7,667)	28.3
4	B	6,134	1.0	(636)	2.3
5	CCC	6,894	1.1	(587)	2.2
	Total below investment grade	75,023	12.2	(8,890)	32.8
	Total	$611,721	100.0%	$(27,095)	100.0%

Available-For-Sale Fixed Maturities with Unrealized Losses by Length of Time

	March 31, 2015
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$196,811	$—	$(4,903)
Greater than three months to six months	8,814	72,854	(2,772)	(2,852)
Greater than six months to nine months	—	68,152	—	(4,789)
Greater than nine months to twelve months	—	9,997	—	(684)
Greater than twelve months	7,788	174,393	(2,068)	(10,803)
Total	$16,602	$522,207	$(4,840)	$(24,031)

	December 31, 2014
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$223,846	$—	$(5,883)
Greater than three months to six months	—	110,035	—	(5,425)
Greater than six months to nine months	—	16,353	—	(625)
Greater than nine months to twelve months	—	22,855	—	(487)
Greater than twelve months	7,397	258,330	(2,341)	(12,334)
Total	$7,397	$631,419	$(2,341)	$(24,754)

Available-For-Sale Fixed Maturities with Unrealized Losses by Maturity Date

	March 31, 2015		December 31, 2014
	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Due in one year or less	$6,371	$(142)	$4,518	$(496)
Due after one year through five years	17,742	(2,533)	17,499	(477)
Due after five years through ten years	57,043	(3,632)	61,928	(4,332)
Due after ten years	217,786	(14,172)	275,861	(12,378)
	298,942	(20,479)	359,806	(17,683)
Mortgage- and asset-backed	210,996	(8,392)	251,915	(9,412)
Total	$509,938	$(28,871)	$611,721	$(27,095)

See Note 2 to our consolidated financial statements for additional analysis of these unrealized losses.

Mortgage- and Asset-Backed Securities

Mortgage-backed and other asset-backed securities are purchased when we believe these types of investments provide superior risk-adjusted returns compared to returns of more conventional investments such as corporate bonds and mortgage loans. These securities are diversified as to collateral types, cash flow characteristics and maturity.

Mortgage- and Asset-Backed Securities by Type

	March 31, 2015
	Amortized Cost	Par Value	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$287,543	$341,046	$313,371	4.6%
Pass-through	19,394	19,371	21,743	0.3
Planned and targeted amortization class	133,480	131,928	144,536	2.1
Other	6,265	8,936	7,770	0.1
Total residential mortgage-backed securities	446,682	501,281	487,420	7.1
Commercial mortgage-backed securities	487,521	506,766	544,088	8.0
Other asset-backed securities	540,624	577,379	555,356	8.1
Total	$1,474,827	$1,585,426	$1,586,864	23.2%

	December 31, 2014
	Amortized Cost	Par Value	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$291,569	$346,546	$316,556	4.7%
Pass-through	20,223	20,193	22,407	0.3
Planned and targeted amortization class	135,534	133,976	144,670	2.2
Other	6,281	9,019	7,901	0.1
Total residential mortgage-backed securities	453,607	509,734	491,534	7.3
Commercial mortgage-backed securities	485,934	506,091	530,695	7.9
Other asset-backed securities	508,090	546,440	521,261	7.8
Total	$1,447,631	$1,562,265	$1,543,490	23.0%

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

Our direct exposure to the Alt-A home equity and subprime first-lien sectors is limited to investments in structured securities collateralized by senior tranches of residential mortgage loans. We also have a partnership interest in two funds at March 31, 2015 and at December 31, 2014, that own securities backed by Alt-A home equity, subprime first-lien and adjustable rate mortgage collateral. The funds are reported as securities and indebtedness of related parties in our consolidated balance sheets with a fair value of $10.4 million at March 31, 2015 and $14.2 million at December 31, 2014.

Mortgage- and Asset-Backed Securities by Collateral Type

	March 31, 2015			December 31, 2014
	Amortized Cost	Carrying Value	Percent of Fixed Maturities	Amortized Cost	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Government agency	$203,609	$224,238	3.3%	$206,397	$223,478	3.3%
Prime	126,485	138,282	2.0	127,434	139,954	2.1
Alt-A	155,630	169,558	2.5	160,111	174,230	2.6
Subprime	63,872	61,060	0.9	72,132	69,421	1.0
Commercial mortgage	487,521	544,088	8.0	485,934	530,695	7.9
Non-mortgage	437,710	449,638	6.5	395,623	405,712	6.1
Total	$1,474,827	$1,586,864	23.2%	$1,447,631	$1,543,490	23.0%

The mortgage- and asset-backed securities can be summarized into three broad categories: residential, commercial and other asset-backed securities.

Residential Mortgage-Backed Securities by Collateral Type and Origination Year

	March 31, 2015
	Government & Prime		Alt-A		Subprime		Total
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2015-2008	$172,968	$188,340	$208	$208	$—	$—	$173,176	$188,548
2007	27,395	32,817	25,677	27,281	—	—	53,072	60,098
2006	17,440	20,679	24,955	29,606	—	—	42,395	50,285
2005	10,643	12,224	6,198	6,786	921	930	17,762	19,940
2004 and prior	83,154	89,410	77,123	79,139	—	—	160,277	168,549
Total	$311,600	$343,470	$134,161	$143,020	$921	$930	$446,682	$487,420

	December 31, 2014
	Government & Prime		Alt-A		Subprime		Total
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2014-2008	$169,261	$181,427	$260	$261	$—	$—	$169,521	$181,688
2007	27,881	33,557	26,052	27,232	—	—	53,933	60,789
2006	18,004	21,248	25,318	30,301	—	—	43,322	51,549
2005	10,969	12,560	6,278	6,928	912	921	18,159	20,409
2004 and prior	88,941	95,158	79,731	81,941	—	—	168,672	177,099
Total	$315,056	$343,950	$137,639	$146,663	$912	$921	$453,607	$491,534

Residential Mortgage-Backed Securities by NAIC Designation and Equivalent Rating

		March 31, 2015		December 31, 2014
NAIC Designation	Equivalent Rating	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$451,935	92.7%	$455,505	92.7%
2	BBB	10,445	2.2	10,944	2.2
3	BB	13,303	2.7	13,065	2.7
4	B	11,724	2.4	12,006	2.4
5	CCC	13	—	14	—
	Total	$487,420	100.0%	$491,534	100.0%

Commercial Mortgage-Backed Securities by Origination Year

	March 31, 2015		December 31, 2014
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2014	$131,523	145,616	$131,365	140,872
2013	28,740	30,354	28,732	29,409
2011	95,871	107,514	95,935	103,485
2010 and prior	231,387	260,604	229,902	256,929
Total	$487,521	$544,088	$485,934	$530,695

Commercial Mortgage-Backed Securities by NAIC Designation and Equivalent Rating

		March 31, 2015		December 31, 2014
NAIC Designation	Equivalent Rating	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	GNMA	$330,889	60.8%	$324,315	61.1%
1	FNMA	14,340	2.6	14,110	2.7
1	AAA, AA, A
	Generic	98,193	18.0	91,035	17.2
	Super Senior	19,437	3.6	19,725	3.7
	Mezzanine	17,402	3.2	17,528	3.3
	Junior	19,961	3.7	20,097	3.8
	Total AAA, AA, A	154,993	28.5	148,385	28.0
2	BBB	32,659	6.0	32,904	6.2
3	BB	8,717	1.6	8,493	1.6
4	B	2,490	0.5	2,488	0.4
	Total	$544,088	100.0%	$530,695	100.0%

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

The AAA, AA and A-rated commercial mortgage-backed securities are broken down into categories based on subordination levels. Rating agencies disclose subordination levels, which measure the amount of credit support that the bonds (or tranches) have from subordinated bonds (or tranches). Generic is a term used for securities issued prior to 2005. The super senior securities have subordination levels greater than 27%, the mezzanine securities have subordination levels in the 17% to 27% range and the junior securities have subordination levels in the 9% to 16% range. Also included in the commercial mortgage-backed securities are military housing bonds totaling $128.0 million at March 31, 2015 and $120.5 million at December 31, 2014. These bonds are used to fund the construction of multi-family homes on United States military bases. The bonds are backed by a first mortgage lien on residential military housing projects.

Other Asset-Backed Securities by Collateral Type and Origination Year

	March 31, 2015
	Government & Prime		Alt-A		Subprime		Non-Mortgage		Total
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2015	$—	$—	$—	$—	$—	$—	$53,987	$54,280	$53,987	$54,280
2014	—	—	—	—	—	—	112,039	112,622	112,039	112,622
2013	—	—	—	—	—	—	57,900	58,432	57,900	58,432
2012	—	—	—	—	—	—	103,814	105,840	103,814	105,840
2011	—	—	—	—	—	—	16,384	16,518	16,384	16,518
2010 and prior	18,494	19,050	21,469	26,538	62,951	60,130	93,586	101,946	196,500	207,664
Total	$18,494	$19,050	$21,469	$26,538	$62,951	$60,130	$437,710	$449,638	$540,624	$555,356

	December 31, 2014
	Government & Prime		Alt-A		Subprime		Non-Mortgage		Total
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2014	$—	$—	$—	$—	$—	$—	102,612	102,405	$102,612	$102,405
2013	—	—	—	—	—	—	60,296	60,600	60,296	60,600
2012	—	—	—	—	—	—	115,851	117,975	115,851	117,975
2011	—	—	—	—	—	—	16,736	16,942	16,736	16,942
2010 and prior	18,775	19,482	22,472	27,567	71,220	68,500	100,128	107,790	212,595	223,339
Total	$18,775	$19,482	$22,472	$27,567	$71,220	$68,500	$395,623	$405,712	$508,090	$521,261

Other Asset-Backed Securities by NAIC Designation and Equivalent Rating

		March 31, 2015		December 31, 2014
NAIC Designation	Equivalent Ratings	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$471,231	84.8%	$457,154	87.7%
2	BBB	50,903	9.2	32,664	6.3
3	BB	11,014	2.0	11,400	2.2
4	B	1,539	0.3	1,561	0.3
5	CCC	7,364	1.3	6,400	1.2
6	In or near default	13,305	2.4	12,082	2.3
	Total	$555,356	100.0%	$521,261	100.0%

State, Municipal and Other Government Securities

State, municipal and other government securities totaled $1,463.3 million, or 21.4% of total fixed maturities, at March 31, 2015, and include investments in general obligation, revenue and municipal housing bonds. Our investment strategy is to utilize municipal bonds in addition to corporate bonds, as we believe they provide additional diversification and have historically low default rates compared with similarly rated corporate bonds. We evaluate the credit strength of the underlying issues on both a quantitative and qualitative basis, excluding insurance, prior to acquisition. The majority of the municipal bonds we hold are investment grade credits without consideration of insurance. Our municipal bonds are well diversified by type and geography with the top exposure being water and sewer revenue bonds. We do not hold any Puerto Rico-related bonds, which has been in the news recently given its financial issues. Exposure to the state of Illinois and municipalities within the state accounted for 1.8% of our total fixed maturities at March 31, 2015. As of March 31, 2015, our Illinois-related portfolio holdings were rated investment grade, and were trading at 111.6% of amortized cost. Our municipal bond exposure had an average rating of AA and our holdings were trading at 112.6% of amortized cost at March 31, 2015.

Equity Securities

Equity securities totaled $122.4 million at March 31, 2015 and $112.6 million at December 31, 2014. Gross unrealized gains totaled $7.8 million and gross unrealized losses totaled $0.6 million at March 31, 2015. At December 31, 2014, gross unrealized gains totaled $5.9 million and gross unrealized losses totaled $0.7 million on these securities. The unrealized losses were primarily attributable to nonredeemable perpetual preferred securities from issuers in the financial sector. See Note 2 to our consolidated financial statements for further discussion regarding our analysis of unrealized losses related to these securities.

Mortgage Loans

Mortgage loans totaled $673.3 million at March 31, 2015 and $629.3 million at December 31, 2014. Our mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. The total number of commercial mortgage loans outstanding was 153 at March 31, 2015 and 146 at December 31, 2014. In the first quarter of 2015, new loans ranged from $1.9 million to $10.2 million in size, with an average loan size of $6.5 million, an average loan term of 14 years and an average yield of 4.25%. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. The majority of our mortgage loans amortize principal, with 2.2% that are interest only loans at March 31, 2015. At March 31, 2015, the average loan-to-value of the current outstanding principal balance using the most recent appraised value was 56.4% and the weighted average debt service coverage ratio was 1.5 based on the results of our 2013 annual study. See Note 2 to our consolidated financial statements for further discussion regarding our mortgage loans.

Asset-Liability Management

Our asset-liability management program includes (i) designing and developing products that encourage persistency and help ensure targeted spreads are earned and, as a result, create a stable liability structure, and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of our insurance liabilities. The weighted average life of the fixed maturity and mortgage loan portfolio based on fair values was approximately 10.7 years at March 31, 2015 and 10.6 years at December 31, 2014. The effective duration of the fixed maturity and mortgage loan portfolios backing our annuity products was 5.8 years at March 31, 2015 and 5.9 years at December 31, 2014. The effective duration of our annuity liabilities was approximately 6.5 years at March 31, 2015 and 6.4 years at December 31, 2014. While it can be difficult to maintain asset and liability durations that are closely matched in a dynamic environment, we have identified various strategies that can be implemented if duration mismatches exceed acceptable tolerances.

Other Assets

Deferred acquisition costs decreased 7.3% to $204.7 million at March 31, 2015, primarily due to an $18.4 million increase in the impact of the change in net unrealized appreciation on fixed maturity securities during the period. Cash and cash equivalents decreased 42.2% to $44.3 million primarily due to payment of a special $2.00 per share dividend on common stock and normal fluctuations in timing of payments made and received.

Liabilities

Future policy benefits increased 1.5% to $6,219.1 million at March 31, 2015, primarily due to an increase in the volume of annuity and life business in force. Deferred income taxes increased 8.7% to $223.6 million, primarily due to the tax impact of the change in unrealized appreciation/depreciation on investments.

Stockholders' Equity

As discussed in Note 6 to our consolidated financial statements, stockholders' equity was impacted by capital deployment actions during the first quarter of 2015. We paid a special cash dividend of $2.00 per share on Class A and Class B common stock and increased our regular quarterly dividend by 14% to $0.40 per share during March 2015.

Our stockholders' equity decreased 0.3% to $1,249.1 million at March 31, 2015, compared to $1,252.8 million at December 31, 2014, primarily due to dividends paid, partially offset by the change in unrealized appreciation of fixed maturity securities during the period and net income.

At March 31, 2015, FBL's common stockholders' equity was $1,246.1 million, or $50.25 per share, compared to $1,249.8 million, or $50.57 per share, at December 31, 2014. Included in stockholders' equity per common share is $11.61 at March 31, 2015 and $10.46 at December 31, 2014 attributable to accumulated other comprehensive income.

Liquidity and Capital Resources

Cash Flows

During the first quarter of 2015, our operating activities generated cash flows totaling $45.8 million, consisting of net income of $23.6 million adjusted for non-cash operating revenues and expenses netting to $22.2 million. We used cash of $88.8 million in our investing activities during the 2015 period. The primary uses were $263.7 million of investment acquisitions, mostly in fixed maturity securities, partially offset by $153.0 million in sales, maturities and repayments of investments. Our financing activities provided cash of $10.7 million during the 2015 period. The primary financing source was $196.5 million in receipts from interest sensitive products credited to policyholder account balances, which was partially offset by $128.7 million for return of policyholder account balances on interest sensitive products and $59.5 million for dividends paid to stockholders.

Sources and Uses of Capital Resources

Parent company cash inflows from operations consist primarily of fees that it charges various subsidiaries and affiliates for management of their operations, expense reimbursements and tax settlements from subsidiaries and affiliates, proceeds from the exercise of employee stock options, proceeds from borrowings, investment income and dividends from subsidiaries, if declared and paid. Revenue sources for the parent company during the quarter ended March 31, 2015 included management fees from subsidiaries and affiliates totaling $2.2 million and dividends of $12.5 million. Cash outflows are principally for salaries, taxes and other expenses related to providing management services, dividends on outstanding stock, stock repurchases, interest on our parent company debt and capital contributions to subsidiaries.

As discussed in Note 6 to our consolidated financial statements, we have periodically taken advantage of opportunities to repurchase our outstanding Class A common stock through Class A common stock repurchase plans approved by our Board of Directors. There was $42.7 million remaining available for repurchases at March 31, 2015 under the current $50 million Class A common stock repurchase plan. Completion of this program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice. No repurchases of Class A common stock were made during the quarter ended March 31, 2015.

Interest payments on our debt totaled $1.2 million for the quarters ended March 31, 2015 and March 31, 2014. Interest payments on our debt outstanding at March 31, 2015 are estimated to be $3.6 million for the remainder of 2015.

Farm Bureau Life's cash inflows primarily consist of premiums; deposits to policyholder account balances; income from investments; sales, maturities and calls of investments; and repayments of investment principal. Farm Bureau Life's cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, current operating expenses and dividends. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. Continuing operations and financing activities from Farm Bureau Life relating to interest sensitive products provided funds totaling $120.0 million for the three months ended March 31, 2015 and $108.6 million for the prior year period.

Farm Bureau Life's ability to pay dividends to the parent company is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. At December 31, 2014, Farm Bureau Life’s statutory unassigned surplus was $418.5 million. There are certain additional limits on the amount of dividends that may be paid within a year without approval of the Insurance Division, Department of Commerce of the State of Iowa (the Iowa Insurance Division) as discussed in Note 7 to our consolidated financial statements for year ended December 31, 2014 included in our Annual Report on Form 10-K. During the remainder of 2015, the maximum amount legally available for distribution to the parent company without further regulatory approval is $85.3 million. However, due to the timing of dividend payments during the prior 12 months, the maximum dividend available to be paid without further regulatory approval during the period from March 31, 2015 to December 19, 2015 is $40.3 million.

We paid regular cash dividends on our common and preferred stock during the three-month period ended March 31 totaling $9.9 million in 2015 and $8.7 million in 2014. In addition, we paid a special $2.00 per common share cash dividend on March 26, 2015 totaling $49.5 million. It is anticipated that quarterly cash dividend requirements for 2015 will be $0.0075 per Series B preferred share and $0.40 per common share. The level of common stock dividends are analyzed quarterly and are dependent upon our capital and liquidity positions. In addition, alternative uses of excess capital may impact future dividend levels. Assuming these quarterly dividend rates, the common and preferred dividends would total approximately $29.9 million for the remainder of 2015. The parent company expects to have sufficient resources and cash flows to meet its interest and dividend payments throughout 2015. The parent company had available cash and investments totaling $60.5 million at March 31, 2015. FBL Financial Group, Inc. expects to rely on available cash resources, dividends from Farm Bureau Life and management fee income to make dividend payments to its stockholders and interest payments on its debt. We had no material commitments for capital expenditures as of March 31, 2015.

We manage the amount of capital held by our insurance subsidiaries to ensure we meet regulatory requirements. State laws specify regulatory actions if an insurer's risk-based capital (RBC) ratio, a measure of solvency, falls below certain levels. The NAIC has a standard formula for annually assessing RBC based on the various risk factors related to an insurance company's capital and surplus, including insurance, business, asset and interest rate risks. The insurance regulators monitor the level of RBC against a statutory "authorized control level" RBC at which point regulators have the option to assume control of the insurance company. The company action level RBC is 200% of the authorized control level and is the first point at which any action would be triggered. Our adjusted capital and RBC is reported to our insurance regulators annually based on formulas which may be revised throughout the year. We estimate our adjusted capital and RBC quarterly; however, these estimates may differ from annual results should the regulatory formulas change. As of March 31, 2015, our statutory total adjusted capital is estimated at $622.9 million, resulting in a RBC ratio of 535%, based on company action level capital of $116.4 million.

On a consolidated basis, we anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally-generated funds. However, there can be no assurance that future experience regarding benefits and surrenders will be similar to historic experience since benefits and surrender levels are influenced by such factors as the interest rate environment, our financial strength ratings, the economy and other factors that impact policyholder behavior. Our investment portfolio at March 31, 2015 included $23.3 million of short-term investments, $44.3 million of cash and cash equivalents and $611.6 million in carrying value of U.S. Government and U.S. Government agency-backed securities that could be readily converted to cash at or near carrying value. Farm Bureau Life is also a member of the FHLB, which provides a source for additional liquidity, if needed. This membership allows us to utilize fixed or floating rate advances offered by the FHLB and secured by qualifying collateral. Our total capacity to utilize such advances is impacted by multiple factors including the market value of eligible collateral, our level of statutory admitted assets and excess reserves and our willingness or capacity to hold activity-based FHLB common stock.

Contractual Obligations

In the normal course of business, we enter into insurance contracts, financing transactions, lease agreements or other commitments which are necessary or beneficial to our operations. These commitments may obligate us to certain cash flows during future periods. There have been no material changes to our total contractual obligations since December 31, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks of Financial Instruments

There have been no material changes in the market risks from the information provided in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Form 10-K for the fiscal year ended December 31, 2014.

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

Our internal control over financial reporting changes from time-to-time as we modify and enhance our systems and processes to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. While changes have taken place in our internal controls during the quarter ended March 31, 2015, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

We had no issuer purchases of equity securities for the quarter ended March 31, 2015. We have $42.7 million available under a stock repurchase plan announced February 20, 2015, which will expire on March 31, 2016. The plan authorizes us to make repurchases of Class A common stock in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. Completion of the program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares, if any, that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

ITEM 6. EXHIBITS

(a) Exhibits:

10.1+*	Restricted Stock Unit Agreement dated February 1, 2015 between James P. Brannen and the Company.
31.1+	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101+#
Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language) from FBL Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 as follows: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Financial Statements

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

Date: May 7, 2015

FBL FINANCIAL GROUP, INC.

By	/s/ James P. Brannen
James P. Brannen
Chief Executive Officer (Principal Executive Officer)

By	/s/ Donald J. Seibel
Donald J. Seibel
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)