Form 10-Q
period 2015-06-30
FBL FINANCIAL GROUP INC
filed 2015-08-04
CIK 1012771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Title of each class	Outstanding at July 31, 2015
Class A Common Stock, without par value	24,766,993
Class B Common Stock, without par value	11,413

(This page has been intentionally left blank.)

FBL FINANCIAL GROUP, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

ITEM 1. FINANCIAL STATEMENTS

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	June 30, 2015	December 31, 2014
Assets
Investments:
Fixed maturities - available for sale, at fair value (amortized cost: 2015 - $6,235,500; 2014 - $6,111,433)	$6,625,828	$6,700,698
Equity securities - available for sale, at fair value (cost: 2015 - $117,681; 2014 - $107,410)	121,759	112,623
Mortgage loans	689,048	629,296
Real estate	3,444	3,622
Policy loans	183,656	182,502
Short-term investments	29,276	48,585
Other investments	3,189	3,644
Total investments	7,656,200	7,680,970

Cash and cash equivalents	51,983	76,632
Securities and indebtedness of related parties	133,772	129,872
Accrued investment income	75,811	76,445
Amounts receivable from affiliates	4,103	2,666
Reinsurance recoverable	112,151	101,247
Deferred acquisition costs	292,375	220,760
Value of insurance in force acquired	21,534	22,497
Other assets	81,955	70,286
Assets held in separate accounts	676,045	683,033

Total assets	$9,105,929	$9,064,408

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

	June 30, 2015	December 31, 2014
Liabilities and stockholders' equity
Liabilities:
Future policy benefits:
Interest sensitive products	$4,681,060	$4,543,980
Traditional life insurance and accident and health products	1,607,600	1,581,138
Other policy claims and benefits	41,743	34,895
Supplementary contracts without life contingencies	340,017	341,955
Advance premiums and other deposits	258,007	248,679
Amounts payable to affiliates	352	188
Long-term debt payable to non-affiliates	97,000	97,000
Current income taxes	9,051	2,764
Deferred income taxes	159,736	205,698
Other liabilities	78,816	72,196
Liabilities related to separate accounts	676,045	683,033
Total liabilities	7,949,427	7,811,526

Stockholders' equity:
FBL Financial Group, Inc. stockholders' equity:
Preferred stock, without par value, at liquidation value - authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 24,803,168 shares in 2015 and 24,703,903 shares in 2014	147,927	144,625
Class B common stock, without par value - authorized 1,500,000 shares, issued and outstanding 11,413 shares in 2015 and 2014	72	72
Accumulated other comprehensive income	172,201	258,410
Retained earnings	833,261	846,737
Total FBL Financial Group, Inc. stockholders' equity	1,156,461	1,252,844
Noncontrolling interest	41	38
Total stockholders' equity	1,156,502	1,252,882
Total liabilities and stockholders' equity	$9,105,929	$9,064,408

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues:
Interest sensitive product charges	$28,273	$27,361	$56,394	$54,452
Traditional life insurance premiums	48,891	47,444	96,039	92,936
Net investment income	97,489	95,215	196,262	187,846
Net realized capital gains on sales of investments	7,968	2,806	7,602	2,266

Total other-than-temporary impairment losses	(160)	—	(160)	—
Non-credit portion in other comprehensive income (loss)	—	—	—	—
Net impairment losses recognized in earnings	(160)	—	(160)	—
Other income	4,284	3,011	8,554	6,872
Total revenues	186,745	175,837	364,691	344,372

Benefits and expenses:
Interest sensitive product benefits	53,373	51,763	109,181	105,143
Traditional life insurance benefits	44,654	41,991	90,363	83,488
Policyholder dividends	2,956	2,907	5,917	6,252
Underwriting, acquisition and insurance expenses	35,818	35,274	71,359	68,718
Interest expense	1,212	1,086	2,424	2,298
Other expenses	4,618	4,383	9,148	8,511
Total benefits and expenses	142,631	137,404	288,392	274,410
	44,114	38,433	76,299	69,962
Income taxes	(14,153)	(12,339)	(24,537)	(22,567)
Equity income, net of related income taxes	2,402	2,531	4,171	4,179
Net income	32,363	28,625	55,933	51,574
Net loss attributable to noncontrolling interest	9	17	30	60
Net income attributable to FBL Financial Group, Inc.	$32,372	$28,642	$55,963	$51,634

Earnings per common share	$1.30	$1.15	$2.24	$2.07
Earnings per common share - assuming dilution	$1.29	$1.14	$2.23	$2.06

Cash dividends per common share	$0.40	$0.35	$0.80	$0.70
Special cash dividend per common share	$—	$—	$2.00	$—

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income	$32,363	$28,625	$55,933	$51,574
Other comprehensive income (loss) (1)
Change in net unrealized investment gains/losses	(115,873)	53,604	(86,686)	122,912
Change in underfunded status of postretirement benefit plans	246	183	477	355
Total other comprehensive income (loss), net of tax	(115,627)	53,787	(86,209)	123,267
Total comprehensive income (loss), net of tax	(83,264)	82,412	(30,276)	174,841
Comprehensive loss attributable to noncontrolling interest	9	17	30	60
Total comprehensive income (loss) applicable to FBL Financial Group, Inc.	$(83,255)	$82,429	$(30,246)	$174,901

(1)
Other comprehensive income (loss) is recorded net of deferred income taxes and other adjustments for assumed changes in deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands)

	FBL Financial Group, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Accumulated Other Comprehensive Income	Retained Earnings	Non- controlling Interest	Total Stockholders' Equity
Balance at January 1, 2014	$3,000	$135,065	$119,067	$787,609	$50	$1,044,791
Net income - six months ended June 30, 2014	—	—	—	51,634	(60)	51,574
Other comprehensive income	—	—	123,267	—	—	123,267
Issuance of common stock under compensation plans	—	8,976	—	—	—	8,976
Purchase of common stock	—	(1,842)	—	(12,339)	—	(14,181)
Dividends on preferred stock	—	—	—	(75)	—	(75)
Dividends on common stock	—	—	—	(17,301)	—	(17,301)
Receipts related to noncontrolling interest	—	—	—	—	77	77
Balance at June 30, 2014	$3,000	$142,199	$242,334	$809,528	$67	$1,197,128

Balance at January 1, 2015	$3,000	$144,697	$258,410	$846,737	$38	$1,252,882
Net income - six months ended June 30, 2015	—	—	—	55,963	(30)	55,933
Other comprehensive loss	—	—	(86,209)	—	—	(86,209)
Issuance of common stock under compensation plans	—	3,302	—	—	—	3,302
Dividends on preferred stock	—	—	—	(75)	—	(75)
Dividends on common stock	—	—	—	(69,364)	—	(69,364)
Receipts related to noncontrolling interest	—	—	—	—	33	33
Balance at June 30, 2015	$3,000	$147,999	$172,201	$833,261	$41	$1,156,502

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Six months ended June 30,
	2015	2014
Operating activities
Net income	$55,933	$51,574
Adjustments to reconcile net income to net cash provided by operating activities:
Interest credited to account balances	76,043	73,890
Charges for mortality, surrenders and administration	(53,992)	(52,479)
Net realized gains on investments	(7,442)	(2,266)
Change in fair value of derivatives	(131)	(932)
Increase in traditional life and accident and health benefit liabilities	26,462	30,249
Deferral of acquisition costs	(20,693)	(20,418)
Amortization of deferred acquisition costs and value of insurance in force	18,683	16,309
Change in reinsurance recoverable	(10,904)	517
Provision for deferred income taxes	462	3,480
Other	4,620	(14,909)
Net cash provided by operating activities	89,041	85,015

Investing activities
Sales, maturities or repayments:
Fixed maturities - available for sale	322,036	202,166
Equity securities - available for sale	12,320	1,080
Mortgage loans	24,254	17,844
Derivative instruments	1,953	431
Policy loans	17,833	16,313
Securities and indebtedness of related parties	12,662	1,207
Acquisitions:
Fixed maturities - available for sale	(434,563)	(354,061)
Equity securities - available for sale	(22,582)	(16,377)
Mortgage loans	(83,935)	(39,027)
Derivative instruments	(1,727)	(1,021)
Policy loans	(18,987)	(20,368)
Securities and indebtedness of related parties	(14,429)	(10,872)
Short-term investments, net change	19,309	59,690
Purchases and disposals of property and equipment, net	(5,624)	(6,149)
Net cash used in investing activities	(171,480)	(149,144)

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Six months ended June 30,
	2015	2014
Financing activities
Contract holder account deposits	$363,387	$323,800
Contract holder account withdrawals	(239,091)	(211,604)
Receipts related to noncontrolling interests, net	33	77
Excess tax deductions on stock-based compensation	806	717
Issuance or repurchase of common stock, net	2,094	(6,183)
Dividends paid	(69,439)	(17,376)
Net cash provided by financing activities	57,790	89,431
Increase (decrease) in cash and cash equivalents	(24,649)	25,302
Cash and cash equivalents at beginning of period	76,632	6,370
Cash and cash equivalents at end of period	$51,983	$31,672

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$2,425	$2,425
Income taxes	8,501	9,001

See accompanying notes.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2015

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

Operating results for the six-month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. We encourage you to refer to our consolidated financial statements and notes for the year ended December 31, 2014 included in our Annual Report on Form 10-K for a complete description of our material accounting policies. Also included in the Form 10-K is a description of areas of judgments and estimates and other information necessary to understand our financial position and results of operations.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, which supersedes most current revenue recognition guidance, including industry-specific guidance. Although insurance contracts are specifically excluded from the scope of this guidance, almost all entities will be affected to some extent by the significant increase in required disclosures. The new guidance is based on the principle that an entity should recognize revenue to reflect the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard, which becomes effective for fiscal years beginning after December 15, 2017; early adoption is not permitted. We are currently evaluating the impact of this new guidance on our consolidated financial statements.

In February 2015, the FASB issued guidance that amends existing consolidation guidance. The new guidance modifies the consolidation framework for certain investment entities and all limited partnerships. It also eliminates certain criteria used to determine whether fees paid to a decision maker are a variable interest. The amendment allows for either a full retrospective or modified approach at adoption of the new standard, which becomes effective for fiscal years beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We are currently evaluating the impact of this new guidance on our consolidated financial statements.

2. Investment Operations

Fixed Maturity and Equity Securities

Available-For-Sale Fixed Maturity and Equity Securities by Investment Category

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit losses on other-than-temporary impairments (1)
	(Dollars in thousands)
Fixed maturities:
Corporate (2)	$3,393,784	$251,531	$(52,424)	$3,592,891	$427
Residential mortgage-backed	445,965	38,077	(4,979)	479,063	(3,787)
Commercial mortgage-backed	491,348	36,541	(2,066)	525,823	—
Other asset-backed	568,860	16,027	(4,711)	580,176	4,682
United States Government and agencies	37,330	3,850	(4)	41,176	—
State, municipal and other governments	1,298,213	113,816	(5,330)	1,406,699	—
Total fixed maturities	$6,235,500	$459,842	$(69,514)	$6,625,828	$1,322

Equity securities:
Non-redeemable preferred stocks	$87,029	$4,604	$(1,213)	$90,420
Common stocks	30,652	693	(6)	31,339
Total equity securities	$117,681	$5,297	$(1,219)	$121,759

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit losses on other-than-temporary impairments (1)
	(Dollars in thousands)
Fixed maturities:
Corporate (2)	$3,335,535	$348,937	$(17,566)	$3,666,906	$211
Residential mortgage-backed	453,607	42,510	(4,583)	491,534	(3,694)
Commercial mortgage-backed	485,934	45,573	(812)	530,695	—
Other asset-backed	508,090	17,188	(4,017)	521,261	5,223
United States Government and agencies	38,227	4,581	(4)	42,804	—
State, municipal and other governments	1,290,040	157,571	(113)	1,447,498	—
Total fixed maturities	$6,111,433	$616,360	$(27,095)	$6,700,698	$1,740

Equity securities:
Non-redeemable preferred stocks	$80,566	$5,135	$(660)	$85,041
Common stocks	26,844	738	—	27,582
Total equity securities	$107,410	$5,873	$(660)	$112,623

(1)
Non-credit losses, subsequent to the initial impairment measurement date, on other-than-temporary impairment (OTTI) losses are included in the gross unrealized gains and gross unrealized losses columns above. The non-credit loss component of OTTI losses for corporate and other asset-backed securities were in an unrealized gain position at June 30, 2015 and December 31, 2014 due to increases in estimated fair value subsequent to initial recognition of non-credit losses on such securities.

(2)
Corporate securities include hybrid preferred securities with a carrying value of $53.8 million at June 30, 2015 and $80.9 million at December 31, 2014. Corporate securities also include redeemable preferred stock with a carrying value of $29.8 million at June 30, 2015 and $29.9 million at December 31, 2014.

Available-For-Sale Fixed Maturities by Maturity Date

	June 30, 2015
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due in one year or less	$66,547	$67,499
Due after one year through five years	731,130	804,778
Due after five years through ten years	851,690	912,488
Due after ten years	3,079,960	3,256,001
	4,729,327	5,040,766
Mortgage-backed and other asset-backed	1,506,173	1,585,062
Total fixed maturities	$6,235,500	$6,625,828

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Fixed maturities not due at a single maturity date have been included in the above table in the year of final contractual maturity.

Net Unrealized Gains (Losses) on Investments in Accumulated Other Comprehensive Income

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Net unrealized appreciation on:
Fixed maturities - available for sale	$390,328	$589,265
Equity securities - available for sale	4,078	5,213
	394,406	594,478
Adjustments for assumed changes in amortization pattern of:
Deferred acquisition costs	(111,878)	(179,544)
Value of insurance in force acquired	(3,720)	(3,939)
Unearned revenue reserve	5,398	11,461
Adjustments for assumed changes in policyholder liabilities	(6,295)	(11,182)
Provision for deferred income taxes	(97,255)	(143,932)
Net unrealized investment gains	$180,656	$267,342

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

Fixed Maturity and Equity Securities with Unrealized Losses by Length of Time

	June 30, 2015
	Less than one year		One year or more		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$842,566	$(44,093)	$76,862	$(8,331)	$919,428	$(52,424)	75.4%
Residential mortgage-backed	26,963	(336)	26,330	(4,643)	53,293	(4,979)	7.1
Commercial mortgage-backed	53,603	(1,383)	7,615	(683)	61,218	(2,066)	3.0
Other asset-backed	151,393	(2,190)	53,974	(2,521)	205,367	(4,711)	6.8
United States Government and agencies	495	(4)	—	—	495	(4)	—
State, municipal and other governments	140,458	(5,330)	—	—	140,458	(5,330)	7.7
Total fixed maturities	$1,215,478	$(53,336)	$164,781	$(16,178)	$1,380,259	$(69,514)	100.0%

Equity securities:
Non-redeemable preferred stocks	$32,316	$(513)	$4,300	$(700)	$36,616	$(1,213)
Common stocks	1,163	(6)	—	—	1,163	(6)
Total equity securities	$33,479	$(519)	$4,300	$(700)	$37,779	$(1,219)

	December 31, 2014
	Less than one year		One year or more		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$203,764	$(9,756)	$142,600	$(7,810)	$346,364	$(17,566)	64.8%
Residential mortgage-backed	27,889	(315)	19,084	(4,268)	46,973	(4,583)	16.9
Commercial mortgage-backed	—	—	20,900	(812)	20,900	(812)	3.0
Other asset-backed	128,516	(2,349)	55,526	(1,668)	184,042	(4,017)	14.8
United States Government and agencies	500	—	470	(4)	970	(4)	—
State, municipal and other governments	—	—	12,472	(113)	12,472	(113)	0.5
Total fixed maturities	$360,669	$(12,420)	$251,052	$(14,675)	$611,721	$(27,095)	100.0%

Equity securities:
Non-redeemable preferred stocks	$14,838	$(110)	$4,450	$(550)	$19,288	$(660)
Total equity securities	$14,838	$(110)	$4,450	$(550)	$19,288	$(660)

Fixed maturities in the above tables include 416 securities from 342 issuers at June 30, 2015 and 185 securities from 160 issuers at December 31, 2014. We do not intend to sell or believe we will be required to sell any of our temporarily-impaired fixed maturities before recovery of their amortized cost basis. The following summarizes the more significant unrealized losses of fixed maturities and equity securities by investment category as of June 30, 2015.

Corporate securities: The largest unrealized losses were in the utilities sector ($252.0 million carrying value and $13.1 million unrealized loss) and the energy sector ($124.2 million carrying value and $12.6 million unrealized loss). The largest unrealized losses in the utilities sector were in the gas pipeline ($73.2 million carrying value and $6.5 million unrealized loss) and the electric ($158.0 million carrying value and $6.1 million unrealized loss) sub-sectors. The largest unrealized losses in the energy sector were in the oil field services ($37.5 million carrying value and $5.6 million unrealized loss) and the energy independent ($46.3 million carrying value and $4.9 million unrealized loss) sub-sectors. The majority of losses were primarily attributable to the general increase in Treasury yields and credit spread widening across the utility and energy sectors.

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

Excluding mortgage- and asset-backed securities, no securities from the same issuer had an aggregate unrealized loss in excess of $2.2 million at June 30, 2015, with the largest unrealized loss from an energy service provider. With respect to mortgage- and asset-backed securities not backed by the United States Government, our largest aggregate unrealized loss from the same issuer at June 30, 2015 was $3.6 million, consisting of two different securities that are backed by different pools of Alt-A residential mortgage loans. Both securities are rated non-investment grade and the largest unrealized loss totaled $2.2 million.

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

Credit Loss Component of Other-Than-Temporary Impairments on Fixed Maturities

	Six months ended June 30,
	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$(16,772)	$(21,592)
Reductions due to investments sold	496	4,362
Balance at end of period	$(16,276)	$(17,230)

The table above sets forth the amount of credit loss impairments on fixed maturities held by the Company as of the dates indicated for which a portion of the OTTI was recognized in other comprehensive income (loss) and corresponding changes in such amounts.

Realized Gains (Losses) - Recorded in Income

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Realized gains (losses) on sales of investments
Fixed maturities:
Gross gains	$2,528	$2,811	$2,748	$2,908
Gross losses	(1,017)	(5)	(1,603)	(642)
Securities and indebtedness of related parties	6,457	—	6,457	—
Net realized gains on investments recorded in income	$7,968	$2,806	7,602	2,266
Impairment losses recognized in earnings:
Other credit-related (1)	(160)	—	(160)	—
Net realized gains on investments recorded in income	$7,808	$2,806	$7,442	$2,266

(1)	Amount represents the credit-related losses recognized for real estate written down to fair value.

Proceeds from sales of fixed maturities totaled $69.2 million during the six months ended June 30, 2015 and $30.9 million during the six months ended June 30, 2014.

The realized gain on securities and indebtedness of related parties relates to a partnership investment's underlying asset sold at a gain and the dissolution of the partnership during the second quarter of 2015.

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

Any loan delinquent on contractual payments is considered non-performing. At June 30, 2015 and December 31, 2014, there were no non-performing loans over 90 days past due on contractual payments. Interest income is accrued on impaired loans to the extent it is deemed collectible (delinquent less than 90 days) and the loan continues to perform under its original or restructured contractual terms. Interest income on non-performing loans is generally recognized on a cash basis. Once mortgage loans are classified as nonaccrual loans, the resumption of the interest accrual would commence only after all past-due interest has been collected or the mortgage loan has been restructured such that the collection of interest is considered likely.

Mortgage Loans by Collateral Type

	June 30, 2015		December 31, 2014
Collateral Type	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
Office	$308,394	44.8%	$269,308	42.8%
Retail	218,531	31.7	214,710	34.1
Industrial	126,686	18.4	125,425	19.9
Other	35,437	5.1	19,853	3.2
Total	$689,048	100.0%	$629,296	100.0%

Mortgage Loans by Geographic Location within the United States

	June 30, 2015		December 31, 2014
Region of the United States	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
South Atlantic	$219,225	31.8%	$191,835	30.5%
West North Central	97,814	14.2	85,664	13.6
Pacific	97,639	14.2	94,770	15.1
East North Central	78,238	11.4	80,999	12.9
West South Central	65,519	9.5	50,010	7.9
Mountain	62,918	9.1	62,473	9.9
Other	67,695	9.8	63,545	10.1
Total	$689,048	100.0%	$629,296	100.0%

Mortgage Loans by Loan-to-Value Ratio

	June 30, 2015		December 31, 2014
Loan-to-Value Ratio	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
0% - 50%	$221,695	32.2%	$180,884	28.7%
51% - 60%	186,745	27.1	189,210	30.1
61% - 70%	204,157	29.6	198,336	31.5
71% - 80%	67,594	9.8	53,480	8.5
81% - 90%	8,857	1.3	7,386	1.2
Total	$689,048	100.0%	$629,296	100.0%

The loan-to-value ratio is determined using the most recent appraised value. Appraisals are updated periodically including when there is indication of a possible significant collateral decline or there are loan modifications or refinance requests.

Mortgage Loans by Year of Origination

	June 30, 2015		December 31, 2014
Year of Origination	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
2015	$83,555	12.1%	$—	—%
2014	84,887	12.3	86,174	13.7
2013	80,409	11.7	81,802	13.0
2012	67,120	9.7	70,274	11.2
2011	46,096	6.7	46,813	7.4
2010 and prior	326,981	47.5	344,233	54.7
Total	$689,048	100.0%	$629,296	100.0%

Impaired Mortgage Loans

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Unpaid principal balance	$21,947	$22,103
Less:
Related allowance	851	857
Discount	177	267
Carrying value of impaired mortgage loans	$20,919	$20,979

Allowance on Mortgage Loans
	Six months ended June 30,
	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$857	$888
Charge offs	(6)	(17)
Balance at end of period	$851	$871

Mortgage Loan Modifications

Our commercial mortgage loan portfolio includes loans that have been modified. We assess loan modifications on a loan-by-loan basis to evaluate whether a troubled debt restructuring has occurred. Generally, the types of concessions include: reduction of the contractual interest rate to a below-market rate, extension of the maturity date and/or a reduction of accrued interest. The amount, timing and extent of the concession granted is considered in determining if an impairment loss is needed for the restructuring.

There were no loan modifications during the first two quarters of 2015 or of 2014.

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

	June 30, 2015		December 31, 2014
	Carrying Value	Maximum Exposure to Loss	Carrying Value	Maximum Exposure to Loss
	(Dollars in thousands)
Real estate limited partnerships	$16,422	$16,422	$17,046	$17,046

We make commitments to fund partnership investments in the normal course of business. We did not have any commitments to investees designated as VIEs as of June 30, 2015 or December 31, 2014.

Other

At June 30, 2015, we had committed to provide $44.3 million of additional funds for limited partnerships and limited liability companies in which we invest.

Derivative Instruments

We are not significantly involved in hedging activities and have limited exposure to derivatives. We do not apply hedge accounting to any of our derivative positions. Derivative assets, which are primarily reported in reinsurance recoverable and other investments, totaled $6.5 million at June 30, 2015 and $7.1 million at December 31, 2014. Securities collateral received of $2.1 million at June 30, 2015 is held in a separate custodial account and not recorded on the balance sheet. Our derivative assets consist of derivatives embedded within our modified coinsurance agreements and call options which provide an economic hedge for our index annuity contracts. Derivative liabilities totaled $8.7 million at June 30, 2015 and $8.7 million at December 31, 2014 and include derivatives embedded within our index annuity contracts and derivatives embedded within our modified coinsurance agreements. The net gain recognized on these derivatives is included in net investment income and interest sensitive benefits.

Net gain (loss) recognized on these derivatives totaled $(0.4) million for the quarter ended June 30, 2015 and $1.3 million for the same period in 2014 and totaled $(0.1) million for the six-months ended June 30, 2015 and $1.8 million for the same period in 2014.

3. Fair Values

The carrying and estimated fair values of our financial instruments are as follows:

Fair Values and Carrying Values

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Assets
Fixed maturities - available for sale	$6,625,828	$6,625,828	$6,700,698	$6,700,698
Equity securities - available for sale	121,759	121,759	112,623	112,623
Mortgage loans	689,048	724,019	629,296	667,913
Policy loans	183,656	227,635	182,502	230,070
Other investments	3,103	3,103	3,558	3,558
Cash, cash equivalents and short-term investments	81,259	81,259	125,217	125,217
Reinsurance recoverable	3,347	3,347	3,562	3,562
Assets held in separate accounts	676,045	676,045	683,033	683,033

Liabilities
Future policy benefits	$3,679,717	$3,645,165	$3,563,558	$3,666,960
Supplemental contracts without life contingencies	340,017	312,669	341,955	329,651
Advance premiums and other deposits	249,168	249,168	239,700	239,700
Long-term debt	97,000	71,547	97,000	69,772
Other liabilities	164	164	173	173
Liabilities related to separate accounts	676,045	670,691	683,033	677,040

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

Level 2 fixed maturities consist of corporate, mortgage- and asset-backed, United States Government agencies, state and municipal and private placement securities with observable market data, and in some circumstances recent trade activity. When quoted prices of identical assets in active markets are not available, our first priority is to obtain prices from third party pricing vendors. We have regular interaction with these vendors to ensure we understand their pricing methodologies and to confirm they are utilizing observable market information. Their methodologies vary by asset class and include inputs such as estimated cash flows, benchmark yields, reported trades, credit quality, industry events and economic events. Fixed maturities with validated prices from pricing services, which includes the majority of our public fixed maturities in all asset classes, are generally reflected in Level 2.

Also included in Level 2 are private placement corporate bonds where quoted market prices are not available, for which an internal model using substantially all observable inputs or a matrix pricing valuation approach is used. In the matrix approach, securities are grouped into pricing categories that vary by sector, rating and average life. Each pricing category is assigned a risk spread based on studies of observable public market data. The expected cash flows of the security are then discounted back at the current Treasury curve plus the appropriate risk spread.

Level 3 fixed maturities include corporate, mortgage- and asset-backed, United States Government agencies and private placement securities for which there is little or no current market data available. We use external pricing sources, or if prices are not available we will estimate fair value internally. Fair values of private investments in Level 3 are determined by reference to the public market, private transactions or valuations for comparable companies or assets in the relevant asset class when such amounts are available. For other securities where an exit price based on relevant observable inputs is not obtained, the fair value is determined using a matrix calculation. Fair values estimated through the use of matrix pricing methods rely on an estimate of credit spreads to a risk-free U.S. Treasury yield. Selecting the credit spread requires judgment based on an understanding of the security and may include a market liquidity premium. Our selection of comparable companies as well as the level of spread requires significant judgment. Increases in spreads used in our matrix models, or those used to value comparable companies, will result in a decrease in discounted cash flows used, and accordingly in the estimated fair value of the security.

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

•
We compare period-to-period price trends to detect unexpected price fluctuation based on our knowledge of the market and the particular instrument. As fluctuations are noted, we will perform further research which may include discussions with the original pricing source or other external sources to ensure we are in agreement with the valuation.

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

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels

	June 30, 2015
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Corporate securities	$—	$3,518,446	$74,445	$3,592,891
Residential mortgage-backed securities	—	463,671	15,392	479,063
Commercial mortgage-backed securities	—	448,813	77,010	525,823
Other asset-backed securities	—	486,161	94,015	580,176
United States Government and agencies	15,832	16,541	8,803	41,176
State, municipal and other governments	—	1,406,699	—	1,406,699
Non-redeemable preferred stocks	—	82,666	7,754	90,420
Common stocks	4,643	26,696	—	31,339
Other investments	—	3,103	—	3,103
Cash, cash equivalents and short-term investments	81,259	—	—	81,259
Reinsurance recoverable	—	3,347	—	3,347
Assets held in separate accounts	676,045	—	—	676,045
Total assets	$777,779	$6,456,143	$277,419	$7,511,341

Liabilities
Future policy benefits - index annuity embedded derivatives	$—	$—	$8,488	$8,488
Other liabilities	—	164	—	164
Total liabilities	$—	$164	$8,488	$8,652

	December 31, 2014
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Corporate securities	$—	$3,602,667	$64,239	$3,666,906
Residential mortgage-backed securities	—	491,534	—	491,534
Commercial mortgage-backed securities	—	452,804	77,891	530,695
Other asset-backed securities	—	405,120	116,141	521,261
United States Government and agencies	15,170	18,569	9,065	42,804
State, municipal and other governments	—	1,447,498	—	1,447,498
Non-redeemable preferred stocks	—	76,987	8,054	85,041
Common stocks	3,501	24,081	—	27,582
Other investments	—	3,558	—	3,558
Cash, cash equivalents and short-term investments	125,217	—	—	125,217
Reinsurance recoverable	—	3,562	—	3,562
Assets held in separate accounts	683,033	—	—	683,033
Total assets	$826,921	$6,526,380	$275,390	$7,628,691

Liabilities
Future policy benefits - index annuity embedded derivatives	$—	$—	$8,681	$8,681
Other liabilities	—	173	—	173
Total liabilities	$—	$173	$8,681	$8,854

Level 3 Fixed Maturities by Valuation Source - Recurring Basis

	June 30, 2015
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$43,618	$30,827	$74,445
Residential mortgage-backed securities	15,392	—	15,392
Commercial mortgage-backed securities	77,010	—	77,010
Other asset-backed securities	73,278	20,737	94,015
United States Government and agencies	—	8,803	8,803
Total	$209,298	$60,367	$269,665
Percent of total	77.6%	22.4%	100.0%

	December 31, 2014
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$40,095	$24,144	$64,239
Commercial mortgage-backed securities	77,891	—	77,891
Other asset-backed securities	95,271	20,870	116,141
United States Government and agencies	—	9,065	9,065
Total	$213,257	$54,079	$267,336
Percent of total	79.8%	20.2%	100.0%

Quantitative Information about Level 3 Fair Value Measurements - Recurring Basis

	June 30, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$46,902	Discounted cash flow	Credit spread	0.99% - 8.61% (5.82%)
Commercial mortgage-backed	74,079	Discounted cash flow	Credit spread	1.70% - 3.75% (2.91%)
Other asset-backed securities	14,097	Discounted cash flow	Credit spread	1.08% - 5.98% (4.28%)
United States Government and agencies	8,803	Discounted cash flow	Credit spread	2.05% (2.05%)
Non-redeemable preferred stocks	7,754	Discounted cash flow	Credit spread	3.65% (3.65%)
Total Assets	$151,635

Liabilities
Future policy benefits - index annuity embedded derivatives	$8,488	Discounted cash flow	Credit risk Risk margin	0.80% - 2.05% (1.35%) 0.15% - 0.40% (0.25%)

Quantitative Information about Level 3 Fair Value Measurements - Recurring Basis

	December 31, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$41,491	Discounted cash flow	Credit spread	0.95% - 6.80% (4.92%)
Commercial mortgage-backed	77,891	Discounted cash flow	Credit spread	1.75% - 4.00% (2.89%)
Other asset-backed securities	26,937	Discounted cash flow	Credit spread	0.96% - 6.17% (4.31%)
United States Government and agencies	9,065	Discounted cash flow	Credit spread	1.80% (1.80%)
Non-redeemable preferred stocks	8,054	Discounted cash flow	Credit spread	3.34% (3.34%)
Total Assets	$163,438

Liabilities
Future policy benefits - index annuity embedded derivatives	$8,681	Discounted cash flow	Credit risk Risk margin	0.70% - 1.70% (1.10%) 0.15% - 0.40% (0.25%)

The tables above exclude certain securities for which the fair value was based on non-binding broker quotes where we could not reasonably obtain the quantitative unobservable inputs.

Level 3 Financial Instruments Changes in Fair Value - Recurring Basis

	June 30, 2015
				Realized and unrealized gains (losses), net
	Balance, December 31, 2014	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Amort-ization included in net income	Balance, June 30, 2015
	(Dollars in thousands)
Assets
Corporate securities	$64,239	$8,993	$(8,008)	$—	$(4,022)	$18,451	$(5,302)	$94	$74,445
Residential mortgage-backed securities	—	19,354	—	—	93	—	(4,055)	—	15,392
Commercial mortgage-backed securities	77,891	3,126	(397)	—	(3,660)	—	—	50	77,010
Other asset-backed securities	116,141	37,290	(6,397)	—	(253)	—	(52,874)	108	94,015
United States Government and agencies	9,065	—	—	—	(265)	—	—	3	8,803
Non-redeemable preferred stocks	8,054	—	—	—	(300)	—	—	—	7,754
Total Assets	$275,390	$68,763	$(14,802)	$—	$(8,407)	$18,451	$(62,231)	$255	$277,419

Liabilities
Future policy benefits - index annuity embedded derivatives	$8,681	$2,065	$(435)	$(1,823)	$—	$—	$—	$—	$8,488
Total Liabilities	$8,681	$2,065	$(435)	$(1,823)	$—	$—	$—	$—	$8,488

Level 3 Financial Instruments Changes in Fair Value - Recurring Basis

	June 30, 2014
				Realized and unrealized gains (losses), net
	Balance, December 31, 2013	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Amort-ization included in net income	Balance, June 30, 2014
	(Dollars in thousands)
Assets
Corporate securities	$81,994	$234	$(9,342)	$—	$521	$13,623	$(10,299)	$(16)	$76,715
Commercial mortgage-backed securities	71,712	—	(341)	—	3,630	—	—	45	75,046
Other asset-backed securities	85,835	22,961	(7,567)	—	(1)	1,974	(14,107)	540	89,635
United States Government and agencies	8,044	—	—	—	150	—	—	3	8,197
Non-redeemable preferred stocks	7,795	—	—	—	390	—	—	—	8,185
Total Assets	$255,380	$23,195	$(17,250)	$—	$4,690	$15,597	$(24,406)	$572	$257,778

Liabilities
Future policy benefits - index annuity embedded derivatives	$286	$644	$(13)	$14	$—	$—	$—	$—	$931
Total Liabilities	$286	$644	$(13)	$14	$—	$—	$—	$—	$931

(1)
Transfers into Level 3 represent assets previously priced using an external pricing service with access to observable inputs no longer available and therefore, were priced using non-binding broker quotes. Transfers out of Level 3 include those assets that we are now able to obtain pricing from a third party pricing vendor that uses observable inputs. The fair values of newly issued securities often require additional estimation until a market is created, generally within a few months after issuance. Once a market is created, as was the case for the majority of the security transfers out of the Level 3 category above, Level 2 valuation sources become available. There were no transfers between Level 1 and Level 2 during the periods presented above.

Valuation of our Financial Instruments Not Reported at Fair Value by Hierarchy Levels

	June 30, 2015
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$724,019	$724,019
Policy loans	—	—	227,635	227,635
Total assets	$—	$—	$951,654	$951,654

Liabilities
Future policy benefits	$—	$—	$3,636,677	$3,636,677
Supplemental contracts without life contingencies	—	—	312,669	312,669
Advance premiums and other deposits	—	—	249,168	249,168
Long-term debt	—	—	71,547	71,547
Liabilities related to separate accounts	—	—	670,691	670,691
Total liabilities	$—	$—	$4,940,752	$4,940,752

Valuation of our Financial Instruments Not Reported at Fair Value by Hierarchy Levels

	December 31, 2014
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$667,913	$667,913
Policy loans	—	—	230,070	230,070
Total assets	$—	$—	$897,983	$897,983

Liabilities
Future policy benefits	$—	$—	$3,658,279	$3,658,279
Supplemental contracts without life contingencies	—	—	329,651	329,651
Advance premiums and other deposits	—	—	239,700	239,700
Long-term debt	—	—	69,772	69,772
Liabilities related to separate accounts	—	—	677,040	677,040
Total liabilities	$—	$—	$4,974,442	$4,974,442

Level 3 Financial Instruments Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis, generally mortgage loans or real estate which have been deemed to be impaired during the reporting period. On May 22, 2015, one real estate property was impaired to fair value totaling $1.0 million which resulted in an impairment charge of $0.2 million. There were no mortgage loans or real estate impaired to fair value during the six months ended June 30, 2014.

4. Defined Benefit Plan

We participate with several affiliates and an unaffiliated organization in various defined benefit plans, including a multiemployer plan. Our share of net periodic pension cost for the plans is recorded as expense in our consolidated statements of operations.

Components of Net Periodic Pension Cost for FBL and Affiliates Combined - Multiemployer Plan

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Service cost	$1,488	$1,320	$2,976	$2,640
Interest cost	3,300	3,505	6,600	7,010
Expected return on assets	(4,463)	(4,385)	(8,926)	(8,770)
Amortization of prior service cost	36	36	72	72
Amortization of actuarial loss	2,598	1,361	5,196	2,722
Effect of settlement	4,490	4,600	4,490	4,600
Net periodic pension cost	$7,449	$6,437	$10,408	$8,274

FBL Financial Group, Inc. share of net periodic pension costs	$2,414	$2,065	$3,373	$2,654

Pension settlement charges are recognized when total cash payments exceed the sum of the service and interest cost for the year.

Components of Net Periodic Pension Cost for FBL and Affiliates Combined - Other Plans

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Service cost	$109	$67	$218	$134
Interest cost	250	269	500	538
Amortization of prior service cost	(3)	(3)	(6)	(6)
Amortization of actuarial loss	382	283	764	566
Net periodic pension cost	$738	$616	$1,476	$1,232

FBL Financial Group, Inc. share of net periodic pension costs	$418	$343	$836	$686

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

6. Stockholders' Equity

Share Repurchases

During 2012 and 2014, our Board of Directors approved plans to repurchase our Class A common stock. These repurchase plans authorize us to make repurchases in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. Under these programs, we made no repurchases during the six months ended June 30, 2015. We repurchased 333,426 shares for $14.2 million during the six months ended June 30, 2014. At June 30, 2015, $42.7 million remains available for repurchase under the 2014 plan. Completion of the program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

Special Dividend

On March 6, 2015, the Board of Directors approved a special $2.00 per share cash dividend to Class A and Class B common shareholders of record as of March 16, 2015. The aggregate dividend totaling $49.5 million was paid on March 26, 2015.

Reconciliation of Outstanding Common Stock
	Class A		Class B		Total
	Shares	Dollars	Shares	Dollars	Shares	Dollars
	(Dollars in thousands)
Outstanding at January 1, 2014	24,742,942	$134,993	11,413	$72	24,754,355	$135,065
Issuance of common stock under compensation plans	292,577	8,976	—	—	292,577	8,976
Purchase of common stock	(333,426)	(1,842)	—	—	(333,426)	(1,842)
Outstanding at June 30, 2014	24,702,093	$142,127	11,413	$72	24,713,506	$142,199

Outstanding at January 1, 2015	24,703,903	$144,625	11,413	$72	24,715,316	$144,697
Issuance of common stock under compensation plans	99,265	3,302	—	—	99,265	3,302
Purchase of common stock	—	—	—	—	—	—
Outstanding at June 30, 2015	24,803,168	$147,927	11,413	$72	24,814,581	$147,999

Accumulated Other Comprehensive Income, Net of Tax and Other Offsets

	Unrealized Net Investment Gains (Losses) on Available For Sale Securities (1)	Accumulated Non-Credit Impairment Losses	Underfunded Status of Postretirement Benefit Plans	Total
	(Dollars in thousands)
Balance at January 1, 2014	$126,587	$(1,366)	$(6,154)	$119,067
Other comprehensive income before reclassifications	123,512	809	—	124,321
Reclassification adjustments	(1,409)	—	355	(1,054)
Balance at June 30, 2014	$248,690	$(557)	$(5,799)	$242,334

Balance at January 1, 2015	$266,211	$1,131	$(8,932)	$258,410
Other comprehensive income (loss) before reclassifications	(85,778)	(272)	—	(86,050)
Reclassification adjustments	(636)	$—	477	(159)
Balance at June 30, 2015	$179,797	$859	$(8,455)	$172,201

(1)	Includes the impact of taxes, deferred acquisition costs, value of insurance in force acquired, unearned revenue reserves and policyholder liabilities. See Note 2 for further information.

Accumulated Other Comprehensive Income Reclassification Adjustments

	Six months ended June 30, 2015
	Unrealized Net Investment Gains (Losses) on Available For Sale Securities (1)	Accumulated Non-Credit Impairment Losses (1)	Underfunded Status of Postretirement Benefit Plans	Total
	(Dollars in thousands)
Realized capital losses on sales of investments	$(1,145)	$—	$—	$(1,145)
Adjustments for assumed changes in deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	167	—	—	167
Other expenses: Change in unrecognized postretirement items:
Prior service costs	—	—	(6)	(6)
Net actuarial loss	—	—	740	740
Reclassifications before income taxes	(978)	—	734	(244)
Income taxes	342	—	(257)	85
Reclassification adjustments	$(636)	$—	$477	$(159)

	Six months ended June 30, 2014
	Unrealized Net Investment Gains (Losses) on Available For Sale Securities (1)	Accumulated Non-Credit Impairment Losses (1)	Unfunded Status of Postretirement Benefit Plans	Total
	(Dollars in thousands)
Realized capital losses on sales of investments	$(2,266)	$—	$—	$(2,266)
Adjustments for assumed changes in deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	99	—	—	99
Other expenses: Change in unrecognized postretirement items:
Prior service costs	—	—	(6)	(6)
Net actuarial loss	—	—	552	552
Reclassifications before income taxes	(2,167)	—	546	(1,621)
Income taxes	758	—	(191)	567
Reclassification adjustments	$(1,409)	$—	$355	$(1,054)

(1)	See Note 2 for further information.

7. Earnings Per Share

Computation of Earnings Per Common Share

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share data)
Numerator:
Net income attributable to FBL Financial Group, Inc.	$32,372	$28,642	$55,963	$51,634
Less: Dividends on Series B preferred stock	37	37	75	75
Income available to common stockholders	$32,335	$28,605	$55,888	$51,559

Denominator:
Weighted average shares - basic	24,951,492	24,835,339	24,926,527	24,886,581
Effect of dilutive securities - stock-based compensation	87,541	147,798	98,592	163,889
Weighted average shares - diluted	25,039,033	24,983,137	25,025,119	25,050,470

Earnings per common share	$1.30	$1.15	$2.24	$2.07
Earnings per common share - assuming dilution:	$1.29	$1.14	$2.23	$2.06

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

Financial Information Concerning our Operating Segments

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Operating revenues:
Annuity	$53,464	$49,496	$106,223	$99,075
Life Insurance	102,456	98,837	204,466	194,654
Corporate and Other	23,743	23,255	47,448	46,624
	179,663	171,588	358,137	340,353
Net realized gains on investments (1)	7,811	2,806	7,445	2,266
Change in net unrealized gains/losses on derivatives (1)	(729)	1,443	(891)	1,753
Consolidated revenues	$186,745	$175,837	$364,691	$344,372

Pre-tax operating income:
Annuity	$16,831	$14,649	$33,919	$30,096
Life Insurance	13,644	11,881	23,429	21,973
Corporate and Other	4,951	6,966	8,447	11,559
	35,426	33,496	65,795	63,628
Income taxes on operating income	(7,621)	(7,349)	(14,175)	(14,397)
Net realized gains/losses on investments (1)	4,975	1,737	4,728	1,409
Change in net unrealized gains/losses on derivatives (1)	(408)	758	(385)	994
Consolidated net income attributable to FBL Financial Group, Inc.	$32,372	$28,642	$55,963	$51,634

(1)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred acquisition costs, value of insurance in force acquired and income taxes attributable to these items.

Our investment in equity method investees, the related equity income and interest expense are attributable to the Corporate and Other segment. Expenditures for long-lived assets were not significant during the periods presented above. Goodwill at June 30, 2015 and December 31, 2014 was allocated among the segments as follows: Annuity ($3.9 million) and Life Insurance ($6.1 million).

Premiums collected, which is not a measure used in financial statements prepared according to GAAP, includes premiums received on life insurance policies and deposits on annuities and universal life-type products. Net premiums collected totaled $158.1 million for the quarter ended June 30, 2015 and $176.3 million for the same period in 2014. Net premiums collected totaled $324.4 million for the six months ended June 30, 2015 and $355.1 million for the same period in 2014.

Under GAAP, premiums on whole life and term life policies are recognized as revenues over the premium-paying period and reported in the Life Insurance segment. The following chart provides a reconciliation of life insurance premiums collected to those reported in the GAAP financial statements.

Reconciliation of Traditional Life Insurance Premiums, Net of Reinsurance

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Traditional and universal life insurance premiums collected	$71,087	$73,586	$142,302	$146,424
Premiums collected on interest sensitive products	(23,335)	(27,034)	(47,026)	(53,422)
Traditional life insurance premiums collected	47,752	46,552	95,276	93,002
Change in due premiums and other	1,139	892	763	(66)
Traditional life insurance premiums	$48,891	$47,444	$96,039	$92,936

There is no comparable GAAP financial measure for premiums collected on annuities and universal life-type products. GAAP revenues for those interest sensitive and variable products consist of various policy charges and fees assessed on those contracts, as summarized in the chart below.

Interest Sensitive Product Charges by Segment

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Annuity
Surrender charges and other	$655	$511	$1,268	$1,065

Life Insurance
Administration charges	$3,508	$3,544	$7,205	$7,039
Cost of insurance charges	11,723	11,259	23,215	22,276
Surrender charges	269	190	486	406
Amortization of policy initiation fees	517	342	1,016	374
Total	$16,017	$15,335	$31,922	$30,095

Corporate and Other
Administration charges	$1,517	$1,676	$3,034	$3,275
Cost of insurance charges	7,387	7,382	14,811	14,797
Surrender charges	84	103	192	241
Separate account charges	2,279	2,281	4,518	4,561
Amortization of policy initiation fees	334	73	649	418
Total	$11,601	$11,515	$23,204	$23,292

Consolidated interest sensitive product charges	$28,273	$27,361	$56,394	$54,452

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

Economic environmental factors which may impact our business include, but are not limited to, the following:

•	Gross Domestic Product increased at an annual rate of 2.3% during the second quarter 2015 based on recent estimates.

•	U.S. unemployment was estimated to be 5.3% during June 2015.

•	U.S. net farm income is forecast to decrease 31.8% and farm real estate value is forecast to decrease 0.8% during 2015.

•	The U.S. 10-year Treasury yield increased during the second quarter of 2015 to 2.35% at June 30, 2015.

•	Continued uncertainty as to actions the United States Congress will take to address the national debt, including potential actions to change the tax advantages of life insurance.

•

The low market interest rate environment continues to impact our investment yields as well as the interest we credit on our interest sensitive products. The benchmark 10-year U.S. Treasury yield increased during the quarter and credit spreads rose moderately, but available investment yields remain relatively low. Our average investment portfolio yield declined during the quarter as yields on new acquisitions were generally lower than the average portfolio yield. As a result we proactively reduced customer crediting rates on certain annuity and universal life products. Low crediting rates pose challenges to maintaining attractive annuity and universal life products, although our rates are comparable to other insurance companies, allowing us to maintain our competitive position within the market. We continue to reassess the future profitability of our interest sensitive products as future profit expectations impact the valuation of deferred policy acquisition costs. During 2014 we unlocked assumptions used to amortize deferred policy acquisition costs to reflect the expectation of lower earned spread rates, primarily driven by the expected continuation of low market interest rates. We experienced a decrease in the fair value of our fixed maturity security portfolio during the quarter due to increasing market yields. See the segment discussion and “Financial Condition” section that follows for additional information regarding the impact of low market interest rates on our business.

The Department of Labor's recent proposal to expand an insurance company's fiduciary responsibilities for sales of insurance products to be used in retirement plans could negatively impact our annuity sales. See Part 2, Item 1A for further discussion of this proposal.

Results of Operations for the Periods Ended June 30, 2015 and 2014

	Three months ended June 30,			Six months ended June 30,
	2015	2014	Change	2015	2014	Change
	(Dollars in thousands, except per share data)
Pre-tax operating income:
Annuity segment	$16,831	$14,649	15%	$33,919	$30,096	13%
Life Insurance segment	13,644	11,881	15%	23,429	21,973	7%
Corporate and Other segment	4,951	6,966	(29)%	8,447	11,559	(27)%
Total pre-tax operating income	35,426	33,496	6%	65,795	63,628	3%
Income taxes on operating income	(7,621)	(7,349)	4%	(14,175)	(14,397)	(2)%
Operating income	27,805	26,147	6%	51,620	49,231	5%

Realized gains/losses on investments (1)	4,975	1,737	186%	4,728	1,409	236%
Change in net unrealized gains/losses on derivatives (1)	(408)	758	(154)%	(385)	994	(139)%
Net income attributable to FBL Financial Group, Inc.	$32,372	$28,642	13%	$55,963	$51,634	8%

Operating income per common share - assuming dilution	$1.11	$1.05	6%	$2.06	$1.96	5%
Earnings per common share - assuming dilution	1.29	1.14	13%	2.23	2.06	8%
Effective tax rate on operating income	22%	22%		22%	23%
Average invested assets, at amortized cost				$7,192,570	$6,847,977	5%
Annualized yield on average invested assets				5.61%	5.59%
Impact on operating income of unlocking deferred acquisition costs, value of insurance in force acquired and unearned revenue reserve, net of tax	$—	$432	N/A	$—	$432	N/A

(1)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred acquisition costs, value of insurance in force acquired and income taxes attributable to these items.

Our operating and net income increased in the second quarter of 2015 and the six months ended June 30, 2015, compared to the prior year period, primarily due to increases in the volume of business in force and investment fee income, partially offset by increases in death benefits and amortization of deferred acquisition costs. In addition to the increases in operating income, net income was positively impacted by increases in net realized gains, partially offset by a decrease in net unrealized gains/losses on derivatives. See the discussion that follows for details regarding operating income by segment.

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

Annuity Segment

	Three months ended June 30,			Six months ended June 30,
	2015	2014	Change	2015	2014	Change
	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges and other income	$655	$511	28%	$1,268	$1,065	19%
Net investment income	52,809	48,985	8%	104,955	98,010	7%
Total operating revenues	53,464	49,496	8%	106,223	99,075	7%

Benefits and expenses:
Interest sensitive product benefits	28,162	26,047	8%	55,615	52,802	5%
Underwriting, acquisition and insurance expenses:
Commissions net of deferrals	435	562	(23)%	981	1,016	(3)%
Amortization of deferred acquisition costs	2,751	2,740	—%	5,480	5,201	5%
Amortization of value of insurance in force	250	583	(57)%	452	726	(38)%
Other underwriting expenses	5,035	4,915	2%	9,776	9,234	6%
Total underwriting, acquisition and insurance expenses	8,471	8,800	(4)%	16,689	16,177	3%
Total benefits and expenses	36,633	34,847	5%	72,304	68,979	5%
Pre-tax operating income	$16,831	$14,649	15%	$33,919	$30,096	13%

Annuity Segment - continued

	Three months ended June 30,			Six months ended June 30,
	2015	2014	Change	2015	2014	Change
	(Dollars in thousands)
Other data
Annuity premiums collected, direct	$70,024	$84,574	(17)%	$146,359	$170,826	(14)%
Policy liabilities and accruals, end of period				3,859,059	3,647,436	6%
Average invested assets, at amortized cost				3,914,752	3,702,804	6%
Investment fee income included in net investment income (1)	2,818	172	1,538%	5,216	1,052	396%
Average individual annuity account value				2,636,957	2,504,203	5%

Earned spread on individual annuity products:
Weighted average yield on cash and invested assets				5.62%	5.56%
Weighted average interest crediting rate				2.83%	2.91%
Spread				2.79%	2.65%

Individual annuity withdrawal rate				4.3%	5.2%
Impact on pre-tax income of unlocking deferred acquisition costs and value of insurance in force acquired	—	(207)	N/A	$—	$(207)	N/A

(1)	Includes prepayment fee income and amortization of any related premium or discount.

Pre-tax operating income for the Annuity segment increased in the second quarter of 2015 and the six months ended June 30, 2015, compared to the prior year periods, primarily due to higher investment fee income.

The average aggregate account value for individual annuity contracts in force increased in 2015, compared to the prior year period, due to continued sales and the crediting of interest. Continued growth in our business in force contributes to increases in net investment income and interest sensitive benefits. Premiums collected were lower in the 2015 periods due to decreases in sales of fixed rate deferred annuities. The amount of premiums collected is highly dependent upon the relationship between the current crediting rates of our products compared to those of competing products.

The Annuity segment also includes advances on our funding agreements with the Federal Home Loan Bank of Des Moines (FHLB). Outstanding funding agreements totaled $424.1 million at June 30, 2015 and $318.4 million at June 30, 2014.

The weighted average yield on cash and invested assets for individual annuities increased for the six months ended June 30, 2015, compared to the prior year period, primarily due to higher investment fee income, partially offset by lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, compared with the average existing portfolio yield. See the "Financial Condition" section which follows for additional information regarding the yields obtained on investment acquisitions. Weighted average interest crediting rates on our individual annuity products decreased due to crediting rate actions taken in 2014 in response to the declining portfolio yield and a change in the underlying product mix.

Life Insurance Segment

	Three months ended June 30,			Six months ended June 30,
	2015	2014	Change	2015	2014	Change
	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges and other income	$15,928	$15,256	4%	$31,746	$29,931	6%
Traditional life insurance premiums	48,891	47,444	3%	96,039	92,936	3%
Net investment income	37,637	36,137	4%	76,681	71,787	7%
Total operating revenues	102,456	98,837	4%	204,466	194,654	5%

Benefits and expenses:
Interest sensitive product benefits:
Interest credited	8,065	8,100	—%	16,250	16,102	1%
Death benefits and other	10,119	11,041	(8)%	22,634	22,451	1%
Total interest sensitive product benefits	18,184	19,141	(5)%	38,884	38,553	1%
Traditional life insurance benefits:
Death benefits	21,054	18,260	15%	45,429	38,014	20%
Surrender and other benefits	7,044	7,200	(2)%	14,326	16,209	(12)%
Increase in traditional life future policy benefits	16,555	16,531	—%	30,607	29,265	5%
Total traditional life insurance benefits	44,653	41,991	6%	90,362	83,488	8%
Distributions to participating policyholders	2,956	2,907	2%	5,917	6,252	(5)%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	4,123	4,873	(15)%	8,750	9,025	(3)%
Amortization of deferred acquisition costs	4,049	3,279	23%	8,015	7,110	13%
Amortization of value of insurance in force	344	111	210%	723	417	73%
Other underwriting expenses	14,503	14,654	(1)%	28,386	27,836	2%
Total underwriting, acquisition and insurance expenses	23,019	22,917	—%	45,874	44,388	3%
Total benefits and expenses	88,812	86,956	2%	181,037	172,681	5%
Pre-tax operating income	$13,644	$11,881	15%	$23,429	$21,973	7%

Life Insurance Segment - continued

	Three months ended June 30,			Six months ended June 30,
	2015	2014	Change	2015	2014	Change
	(Dollars in thousands)
Other data
Life premiums collected, net of reinsurance	$71,087	$73,586	(3)%	$142,302	$146,424	(3)%
Policy liabilities and accruals, end of period				2,632,940	2,517,312	5%
Life insurance in force, end of period				53,177,611	50,356,058	6%
Average invested assets, at amortized cost				2,650,972	2,516,602	5%
Investment fee income included in net investment income (1)	781	(42)	(1,960)%	3,235	54	5,891%
Average interest sensitive life account value				786,218	752,259	5%

Interest sensitive life insurance spread:
Weighted average yield on cash and invested assets				6.13%	5.80%
Weighted average interest crediting rate				3.85%	4.01%
Spread				2.28%	1.79%

Life insurance lapse and surrender rates				5.5%	5.3%
Death benefits, net of reinsurance and reserves released	20,356	19,286	6%	$44,847	$39,899	12%
Impact on pre-tax income of unlocking deferred acquisition costs, value of insurance in force acquired and unearned revenue reserve	—	391	N/A	—	391	N/A

(1)	Includes prepayment fee income and amortization of any related premium or discount.

Pre-tax operating income for the Life Insurance segment increased in the second quarter of 2015 and the six months ended June 30, 2015, compared to the prior year periods, primarily due to increases in the volume of business in force and investment fee income; partially offset by an increase in death benefits and the amortization of deferred acquisition costs.

Premiums collected were lower during the 2015 periods, compared to the prior year periods, primarily due to changes in universal life sales. Continued growth in our business in force contributes to the increase in revenues and expenses.

Amortization of deferred acquisition costs and value of insurance in force was higher in the second quarter of 2015 and the six months ended June 30, 2015, compared to the prior year periods primarily due to changes in actual profits on the underlying business and the impact of unlocking in 2014.

Death benefits, net of reinsurance and reserves released, increased in the second quarter of 2015 and the six months ended June 30, 2015 compared to the prior year periods. The increase for the three month period was primarily due to an increase in the average size of claims while the increase for the six month period was due primarily to an increase in the number of claims.

The weighted average yield on cash and invested assets for interest sensitive life insurance products increased in the first six months of 2015, compared to the prior year period, due to an increase in investment fee income from prepayment fees, partially offset by lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, compared with the average existing portfolio yield. See the "Financial Condition" section which follows for additional information regarding the yields obtained on investment acquisitions. Weighted average interest crediting rates on our interest sensitive life insurance products were impacted by crediting rate decreases taken in 2015 and 2014 in response to the declining portfolio yield, partially offset by sales of products with higher crediting rates.

Corporate and Other Segment

	Three months ended June 30,			Six months ended June 30,
	2015	2014	Change	2015	2014	Change
	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges	$11,598	$11,515	1%	$23,201	$23,292	—%
Net investment income	7,772	8,650	(10)%	15,517	16,296	(5)%
Other income	4,373	3,090	42%	8,730	7,036	24%
Total operating revenues	23,743	23,255	2%	47,448	46,624	2%

Benefits and expenses:
Interest sensitive product benefits	7,227	6,579	10%	14,899	13,913	7%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	790	751	5%	1,754	1,798	(2)%
Amortization of deferred acquisition costs	1,809	614	195%	3,572	2,269	57%
Other underwriting expenses	1,474	1,774	(17)%	3,382	3,637	(7)%
Total underwriting, acquisition and insurance expenses	4,073	3,139	30%	8,708	7,704	13%
Interest expense	1,212	1,086	12%	2,424	2,298	5%
Other expenses	4,618	4,383	5%	9,148	8,511	7%
Total benefits and expenses	17,130	15,187	13%	35,179	32,426	8%
	6,613	8,068	(18)%	12,269	14,198	(14)%
Net loss attributable to noncontrolling interest	9	17	(47)%	30	60	(50)%
Equity loss, before tax	(1,671)	(1,119)	49%	(3,852)	(2,699)	43%
Pre-tax operating income	$4,951	$6,966	(29)%	$8,447	$11,559	(27)%

Other data
Average invested assets, at amortized cost				$626,846	$628,571	—%
Investment fee income included in net investment income (1)	$151	$944	(84)%	351	930	(62)%
Average interest sensitive life account value				338,710	330,622	2%
Death benefits, net of reinsurance and reserves released	4,207	3,662	15%	8,856	8,012	11%
Impact on pre-tax income of unlocking of deferred acquisition costs and unearned revenue reserve	—	480	N/A	—	480	N/A
Estimated impact on pre-tax income from separate account performance on amortization of deferred acquisition costs	(350)	255	237%	(398)	110	(462)%

(1)	Includes prepayment fee income and amortization of any related premium or discount.

Pre-tax operating income decreased for the Corporate and Other segment in the second quarter of 2015 and the six months ended June 30, 2015, compared to the prior year periods, primarily due to an increase in pre-tax equity loss, a decrease in investment fee income, and an increase in the amortization of deferred acquisition costs from the impact of unlocking and market performance and profits on our variable business.

Net investment income decreased during the 2015 periods compared to 2014 primarily due to a decrease in investment fee income.

Amortization of deferred acquisition costs and unearned revenue reserves changed over the prior periods primarily due to the impact of unlocking in 2014 and market performance in the separate accounts.

Other income and other expenses includes fees and expenses from sales of brokered products and operating results of our non-insurance subsidiaries, which include management, advisory, marketing and distribution services and leasing activities. The increase in other income during the 2015 periods, compared to 2014, was due to general increases in brokered products and non-insurance subsidiaries, including increases in management fee income of $0.7 million for the quarter and $0.9 million for the six month period ended June 30, 2015.

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

Equity Income, Net of Related Income Taxes

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Equity income (loss):
Low income housing tax credit partnerships	$(1,997)	$(1,669)	$(3,842)	$(3,430)
Other equity method investments	326	550	(10)	731
	(1,671)	(1,119)	(3,852)	(2,699)
Income taxes:
Taxes on equity income (loss)	585	379	1,348	945
Investment tax credits	3,488	3,271	6,675	5,933
Equity income, net of related income taxes	$2,402	$2,531	$4,171	$4,179

Income Taxes on Operating Income

The effective tax rate on operating income was 21.5% for the second quarter of 2015 and 21.5% for the six months ended June 30, 2015, compared with 21.9% for the second quarter of 2014, and 22.6% for the six months ended June 30, 2014. The effective tax rates differ from the federal statutory rate of 35% primarily due to the impact of low-income housing tax credits and tax-exempt interest and dividend income. The 2015 effective tax rate decreased, compared to the prior year period, primarily due to an increase in tax credits from low income housing tax credit partnerships.

Impact of Operating Income Adjustments on FBL Net Income

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Realized gains on investments	$7,808	$2,806	$7,442	$2,266
Change in net unrealized gains/losses on derivatives	(529)	1,447	(674)	1,878
Change in amortization of:
Deferred acquisition costs	(251)	(408)	(83)	(442)
Value of insurance in force acquired	(5)	(10)	(6)	(7)
Unearned revenue reserve	3	—	3	—
Income tax offset	(2,459)	(1,340)	(2,339)	(1,292)
Net impact of operating income adjustments	$4,567	$2,495	$4,343	$2,403

Summary of adjustments noted above after offsets and income taxes:
Realized gains/losses on investments	$4,975	$1,737	$4,728	$1,409
Change in net unrealized gains/losses on derivatives	(408)	758	(385)	994
Net impact of operating income adjustments	$4,567	$2,495	$4,343	$2,403
Net impact per common share - basic	$0.18	$0.10	$0.17	$0.10
Net impact per common share - assuming dilution	$0.18	$0.09	$0.17	$0.10

Income taxes on operating income adjustments on continuing operations are recorded at 35% as there are no permanent differences between book and taxable income relating to these adjustments.

Realized Gains (Losses) on Investments

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Realized gains (losses) on investments:
Realized gains on sales	$8,985	$2,811	$9,205	$2,908
Realized losses on sales	(1,017)	(5)	(1,603)	(642)
Total other-than-temporary impairment charges	(160)	—	(160)	—
Total reported in statements of operations	$7,808	$2,806	$7,442	$2,266

The level of realized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate, economic environment and timing of the sale of investments. See "Financial Condition - Investments" and Note 2 to our consolidated financial statements for details regarding our unrealized gains and losses on available-for-sale securities at June 30, 2015 and December 31, 2014.

Investment Credit Impairment Losses Recognized in Net Income

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Real estate	160	—	160	—
Total other-than-temporary impairment losses reported in net income	$160	$—	$160	$—

Other-than-temporary credit impairment losses for the three and six months ended June 30, 2015 were incurred in real estate due to an appraisal at a value below our prior carrying value. There were no impairment losses for the three and six months ended June 30, 2014.

Financial Condition

Investments

Our investment portfolio decreased 0.3% to $7,656.2 million at June 30, 2015 compared to $7,681.0 million at December 31, 2014. The portfolio decreased due to a reduction of $198.9 million of net unrealized appreciation of fixed maturities during 2015, offset by positive cash flows from operating and financing activities. Additional details regarding securities in an unrealized loss position at June 30, 2015 are included in the discussion that follows and in Note 2 to our consolidated financial statements. Details regarding investment impairments are discussed above in the "Realized Gains (Losses) on Investments" section under "Results of Operations."

We manage the investment portfolio to optimize risk-adjusted yield within the context of prudent asset-liability management. We evaluate multiple cash flow testing scenarios as part of this process. The Company's investment policy calls for investing primarily in high quality fixed maturities and commercial mortgage loans.

Fixed Maturity Acquisitions Selected Information

	Six months ended June 30,
	2015	2014
	(Dollars in thousands)
Cost of acquisitions:
Corporate	$216,849	$167,151
Mortgage- and asset-backed	161,747	198,243
United States Government and agencies	1,500	499
Tax-exempt municipals	29,134	8,000
Taxable municipals	32,998	20,955
Total	$442,228	$394,848
Effective annual yield	4.22%	4.60%
Credit quality
NAIC 1 designation	58.5%	73.8%
NAIC 2 designation	40.4%	26.2%
Non-investment grade	1.1%	—%
Weighted-average life in years	16.0	16.0
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

A portion of the securities acquired during the six months ended June 30, 2015 and June 30, 2014, were acquired with the proceeds from advances on our funding agreements with the FHLB. The securities acquired to support these funding agreements often carry a lower average yield than securities acquired to support our other insurance products, due to the shorter maturity and relatively low interest rate paid on those advances. In addition, certain municipal securities acquired are exempt from federal income taxes, and accordingly have a higher actual return than reflected in the yields stated above. The average yield of the securities acquired, excluding the securities supporting the funding agreements and using a tax-adjusted yield for the municipal securities, was 4.61% during the six-month period ended June 30, 2015 and 4.76% during the six-month period ended June 30, 2014.

Investment Portfolio Summary

	June 30, 2015		December 31, 2014
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities - available for sale:
Public	$5,048,042	65.9%	$5,151,922	67.1%
144A private placement	1,293,928	16.9	1,245,474	16.2
Private placement	283,858	3.7	303,302	4.0
Total fixed maturities - available for sale	6,625,828	86.5	6,700,698	87.3
Equity securities	121,759	1.6	112,623	1.5
Mortgage loans	689,048	9.0	629,296	8.2
Real estate	3,444	—	3,622	—
Policy loans	183,656	2.5	182,502	2.4
Short-term investments	29,276	0.4	48,585	0.6
Other investments	3,189	—	3,644	—
Total investments	$7,656,200	100.0%	$7,680,970	100.0%

As of June 30, 2015, 95.9% (based on carrying value) of the available-for-sale fixed maturities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of June 30, 2015, no single non-investment grade holding exceeded 0.2% of total investments.

Credit Quality by NAIC Designation and Equivalent Rating

		June 30, 2015		December 31, 2014
NAIC Designation	Equivalent Rating (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$4,193,622	63.3%	$4,252,851	63.5%
2	BBB	2,159,861	32.6	2,204,791	32.9
	Total investment grade	6,353,483	95.9	6,457,642	96.4
3	BB	188,874	2.9	166,757	2.5
4	B	47,704	0.7	37,887	0.5
5	CCC	15,620	0.2	18,771	0.3
6	In or near default	20,147	0.3	19,641	0.3
	Total below investment grade	272,345	4.1	243,056	3.6
	Total fixed maturities - available for sale	$6,625,828	100.0%	$6,700,698	100.0%

(1)
Equivalent ratings are based on those provided by nationally recognized rating agencies with some exceptions for certain residential mortgage, commercial mortgage- and asset-backed securities where they are based on the expected loss of the security rather than the probability of default.

See Note 2 to our consolidated financial statements for a summary of fixed maturities by contractual maturity date.

Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification

	June 30, 2015
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$360,037	$238,274	$20,173	$121,763	$(7,784)
Capital goods	225,050	174,814	17,842	50,236	(1,677)
Communications	130,100	95,069	8,991	35,031	(2,064)
Consumer cyclical	122,319	115,420	9,007	6,899	(47)
Consumer non-cyclical	393,964	256,690	18,494	137,274	(7,653)
Energy	400,826	276,584	26,758	124,242	(12,555)
Finance	743,832	625,303	47,615	118,529	(4,296)
Transportation	94,210	74,256	6,696	19,954	(1,097)
Utilities	972,232	720,195	90,638	252,037	(13,077)
Other	150,321	96,858	5,317	53,463	(2,174)
Total corporate securities	3,592,891	2,673,463	251,531	919,428	(52,424)
Mortgage- and asset-backed securities	1,585,062	1,265,184	90,645	319,878	(11,756)
United States Government and agencies	41,176	40,681	3,850	495	(4)
State, municipal and other governments	1,406,699	1,266,241	113,816	140,458	(5,330)
Total	$6,625,828	$5,245,569	$459,842	$1,380,259	$(69,514)

	December 31, 2014
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$356,761	$299,688	$25,221	$57,073	$(3,505)
Capital goods	229,901	221,692	22,954	8,209	(73)
Communications	124,387	117,560	12,420	6,827	(123)
Consumer cyclical	196,957	187,587	14,536	9,370	(22)
Consumer non-cyclical	402,033	365,482	32,353	36,551	(1,653)
Energy	409,642	319,393	35,579	90,249	(6,571)
Finance	777,484	738,003	61,405	39,481	(491)
Transportation	87,172	84,190	8,457	2,982	(295)
Utilities	1,008,174	923,312	130,003	84,862	(4,807)
Other	74,395	63,635	6,009	10,760	(26)
Total corporate securities	3,666,906	3,320,542	348,937	346,364	(17,566)
Mortgage- and asset-backed securities	1,543,490	1,291,575	105,271	251,915	(9,412)
United States Government and agencies	42,804	41,834	4,581	970	(4)
State, municipal and other governments	1,447,498	1,435,026	157,571	12,472	(113)
Total	$6,700,698	$6,088,977	$616,360	$611,721	$(27,095)

Non-Sovereign European Debt Exposure

	June 30, 2015		December 31, 2014
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
Italy	$19,710	$21,131	$19,707	$22,547
Spain	15,430	19,679	15,430	20,281
Ireland	14,065	15,881	12,744	15,028
Subtotal	49,205	56,691	47,881	57,856
United Kingdom	174,964	181,634	182,879	196,476
Netherlands	60,291	64,223	54,576	60,225
France	28,203	31,048	37,218	41,086
Other countries	90,318	94,605	86,370	93,955
Subtotal	353,776	371,510	361,043	391,742
Total European exposure	$402,981	$428,201	$408,924	$449,598

The table above reflects our exposure to non-sovereign European debt. This represents 6.5% of total fixed maturities as of June 30, 2015 and 6.7% as of December 31, 2014. The exposures are primarily in the industrial, financial and utility sectors. We do not own any securities issued by European governments or companies based in Greece.

Credit Quality of Available-for-Sale Fixed Maturities with Unrealized Losses

		June 30, 2015
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$721,769	52.3%	$(26,768)	38.5%
2	BBB	548,476	39.7	(29,818)	42.9
	Total investment grade	1,270,245	92.0	(56,586)	81.4
3	BB	79,105	5.7	(10,105)	14.5
4	B	22,756	1.7	(2,450)	3.5
5	CCC	8,138	0.6	(310)	0.5
6	In or near default	15	—	(63)	0.1
	Total below investment grade	110,014	8.0	(12,928)	18.6
	Total	$1,380,259	100.0%	$(69,514)	100.0%

		December 31, 2014
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$296,390	48.5%	$(7,410)	27.4%
2	BBB	240,308	39.3	(10,795)	39.8
	Total investment grade	536,698	87.8	(18,205)	67.2
3	BB	61,995	10.1	(7,667)	28.3
4	B	6,134	1.0	(636)	2.3
5	CCC	6,894	1.1	(587)	2.2
	Total below investment grade	75,023	12.2	(8,890)	32.8
	Total	$611,721	100.0%	$(27,095)	100.0%

Available-For-Sale Fixed Maturities with Unrealized Losses by Length of Time

	June 30, 2015
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$78	$1,020,437	$(63)	$(33,001)
Greater than three months to six months	—	129,066	—	(8,384)
Greater than six months to nine months	—	61,406	—	(5,672)
Greater than nine months to twelve months	—	57,827	—	(6,216)
Greater than twelve months	12,863	168,096	(3,610)	(12,568)
Total	$12,941	$1,436,832	$(3,673)	$(65,841)

	December 31, 2014
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$223,846	$—	$(5,883)
Greater than three months to six months	—	110,035	—	(5,425)
Greater than six months to nine months	—	16,353	—	(625)
Greater than nine months to twelve months	—	22,855	—	(487)
Greater than twelve months	7,397	258,330	(2,341)	(12,334)
Total	$7,397	$631,419	$(2,341)	$(24,754)

Available-For-Sale Fixed Maturities with Unrealized Losses by Maturity Date

	June 30, 2015		December 31, 2014
	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Due in one year or less	$6,415	$(56)	$4,518	$(496)
Due after one year through five years	25,106	(1,329)	17,499	(477)
Due after five years through ten years	128,140	(3,955)	61,928	(4,332)
Due after ten years	900,720	(52,418)	275,861	(12,378)
	1,060,381	(57,758)	359,806	(17,683)
Mortgage- and asset-backed	319,878	(11,756)	251,915	(9,412)
Total	$1,380,259	$(69,514)	$611,721	$(27,095)

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

Mortgage- and Asset-Backed Securities by Type

	June 30, 2015
	Amortized Cost	Par Value	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$291,693	$344,188	$313,855	4.7%
Pass-through	18,332	18,318	20,299	0.3
Planned and targeted amortization class	129,748	128,221	137,294	2.1
Other	6,192	8,754	7,615	0.1
Total residential mortgage-backed securities	445,965	499,481	479,063	7.2
Commercial mortgage-backed securities	491,348	510,900	525,823	7.9
Other asset-backed securities	568,860	605,084	580,176	8.8
Total	$1,506,173	$1,615,465	$1,585,062	23.9%

	December 31, 2014
	Amortized Cost	Par Value	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$291,569	$346,546	$316,556	4.7%
Pass-through	20,223	20,193	22,407	0.3
Planned and targeted amortization class	135,534	133,976	144,670	2.2
Other	6,281	9,019	7,901	0.1
Total residential mortgage-backed securities	453,607	509,734	491,534	7.3
Commercial mortgage-backed securities	485,934	506,091	530,695	7.9
Other asset-backed securities	508,090	546,440	521,261	7.8
Total	$1,447,631	$1,562,265	$1,543,490	23.0%

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

Our direct exposure to the Alt-A home equity and subprime first-lien sectors is limited to investments in structured securities collateralized by senior tranches of residential mortgage loans. We also have a partnership interest in two funds at June 30, 2015 and at December 31, 2014, that own securities backed by Alt-A home equity, subprime first-lien and adjustable rate mortgage collateral. The funds are reported as securities and indebtedness of related parties in our consolidated balance sheets with a fair value of $10.9 million at June 30, 2015 and $14.2 million at December 31, 2014.

Mortgage- and Asset-Backed Securities by Collateral Type

	June 30, 2015			December 31, 2014
	Amortized Cost	Carrying Value	Percent of Fixed Maturities	Amortized Cost	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Government agency	$199,868	$214,276	3.2%	$206,397	$223,478	3.3%
Prime	133,913	145,017	2.2	127,434	139,954	2.1
Alt-A	149,677	162,702	2.5	160,111	174,230	2.6
Subprime	70,280	67,032	1.0	72,132	69,421	1.0
Commercial mortgage	491,348	525,823	7.9	485,934	530,695	7.9
Non-mortgage	461,087	470,212	7.1	395,623	405,712	6.1
Total	$1,506,173	$1,585,062	23.9%	$1,447,631	$1,543,490	23.0%

The mortgage- and asset-backed securities can be summarized into three broad categories: residential, commercial and other asset-backed securities.

Residential Mortgage-Backed Securities by Collateral Type and Origination Year

	June 30, 2015
	Government & Prime		Alt-A		Subprime		Total
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2015-2008	$184,970	$194,635	$179	$179	$—	$—	$185,149	$194,814
2007	26,771	32,193	25,119	26,532	—	—	51,890	58,725
2006	16,673	19,560	24,446	28,754	—	—	41,119	48,314
2005	10,224	11,521	6,126	6,640	929	928	17,279	19,089
2004 and prior	76,954	82,703	73,574	75,418	—	—	150,528	158,121
Total	$315,592	$340,612	$129,444	$137,523	$929	$928	$445,965	$479,063

	December 31, 2014
	Government & Prime		Alt-A		Subprime		Total
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2014-2008	$169,261	$181,427	$260	$261	$—	$—	$169,521	$181,688
2007	27,881	33,557	26,052	27,232	—	—	53,933	60,789
2006	18,004	21,248	25,318	30,301	—	—	43,322	51,549
2005	10,969	12,560	6,278	6,928	912	921	18,159	20,409
2004 and prior	88,941	95,158	79,731	81,941	—	—	168,672	177,099
Total	$315,056	$343,950	$137,639	$146,663	$912	$921	$453,607	$491,534

Residential Mortgage-Backed Securities by NAIC Designation and Equivalent Rating

		June 30, 2015		December 31, 2014
NAIC Designation	Equivalent Rating	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$445,605	93.0%	$455,505	92.7%
2	BBB	9,898	2.1	10,944	2.2
3	BB	12,423	2.6	13,065	2.7
4	B	11,124	2.3	12,006	2.4
5	CCC	13	—	14	—
	Total	$479,063	100.0%	$491,534	100.0%

Commercial Mortgage-Backed Securities by Origination Year

	June 30, 2015		December 31, 2014
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2015	$6,770	$6,898	$—	$—
2014	131,682	138,729	131,365	140,872
2013	28,751	29,011	28,732	29,409
2011	95,811	103,864	95,935	103,485
2010 and prior	228,334	247,321	229,902	256,929
Total	$491,348	$525,823	$485,934	$530,695

Commercial Mortgage-Backed Securities by NAIC Designation and Equivalent Rating

		June 30, 2015		December 31, 2014
NAIC Designation	Equivalent Rating	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	GNMA	$320,546	61.0%	$324,315	61.1%
1	FNMA	13,706	2.6	14,110	2.7
1	AAA, AA, A
	Generic	95,161	18.1	91,035	17.2
	Super Senior	18,764	3.5	19,725	3.7
	Mezzanine	17,245	3.3	17,528	3.3
	Junior	18,863	3.6	20,097	3.8
	Total AAA, AA, A	150,033	28.5	148,385	28.0
2	BBB	31,052	5.9	32,904	6.2
3	BB	8,101	1.5	8,493	1.6
4	B	2,385	0.5	2,488	0.4
	Total	$525,823	100.0%	$530,695	100.0%

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

The AAA, AA and A-rated commercial mortgage-backed securities are broken down into categories based on subordination levels. Rating agencies disclose subordination levels, which measure the amount of credit support that the bonds (or tranches) have from subordinated bonds (or tranches). Generic is a term used for securities issued prior to 2005. The super senior securities have subordination levels greater than 27%, the mezzanine securities have subordination levels in the 17% to 27% range and the junior securities have subordination levels in the 9% to 16% range. Also included in the commercial mortgage-backed securities are military housing bonds totaling $123.2 million at June 30, 2015 and $120.5 million at December 31, 2014.

These bonds are used to fund the construction of multi-family homes on United States military bases. The bonds are backed by a first mortgage lien on residential military housing projects.

Other Asset-Backed Securities by Collateral Type and Origination Year

	June 30, 2015
	Government & Prime		Alt-A		Subprime		Non-Mortgage		Total
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2015	$—	$—	$—	$—	$—	$—	$99,654	$99,722	$99,654	$99,722
2014	—	—	—	—	—	—	113,801	113,786	113,801	113,786
2013	—	—	—	—	—	—	54,148	54,666	54,148	54,666
2012	—	—	—	—	—	—	94,569	96,172	94,569	96,172
2011	—	—	—	—	—	—	16,150	16,266	16,150	16,266
2010 and prior	18,189	18,681	20,233	25,179	69,351	66,104	82,765	89,600	190,538	199,564
Total	$18,189	$18,681	$20,233	$25,179	$69,351	$66,104	$461,087	$470,212	$568,860	$580,176

	December 31, 2014
	Government & Prime		Alt-A		Subprime		Non-Mortgage		Total
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2014	$—	$—	$—	$—	$—	$—	102,612	102,405	$102,612	$102,405
2013	—	—	—	—	—	—	60,296	60,600	60,296	60,600
2012	—	—	—	—	—	—	115,851	117,975	115,851	117,975
2011	—	—	—	—	—	—	16,736	16,942	16,736	16,942
2010 and prior	18,775	19,482	22,472	27,567	71,220	68,500	100,128	107,790	212,595	223,339
Total	$18,775	$19,482	$22,472	$27,567	$71,220	$68,500	$395,623	$405,712	$508,090	$521,261

Other Asset-Backed Securities by NAIC Designation and Equivalent Rating

		June 30, 2015		December 31, 2014
NAIC Designation	Equivalent Ratings	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$479,450	82.6%	$457,154	87.7%
2	BBB	51,270	8.8	32,664	6.3
3	BB	24,212	4.2	11,400	2.2
4	B	5,410	0.9	1,561	0.3
5	CCC	7,332	1.3	6,400	1.2
6	In or near default	12,502	2.2	12,082	2.3
	Total	$580,176	100.0%	$521,261	100.0%

State, Municipal and Other Government Securities

State, municipal and other government securities totaled $1,406.7 million, or 21.2% of total fixed maturities, at June 30, 2015, and include investments in general obligation, revenue and municipal housing bonds. Our investment strategy is to utilize municipal bonds in addition to corporate bonds, as we believe they provide additional diversification and have historically low default rates compared with similarly rated corporate bonds. We evaluate the credit strength of the underlying issues on both a quantitative and qualitative basis, excluding insurance, prior to acquisition. The majority of the municipal bonds we hold are investment grade credits without consideration of insurance. Our municipal bonds are well diversified by type and geography with the top exposure being water and sewer revenue bonds. We do not hold any Puerto Rico-related bonds, which has been in the news recently given its financial issues. Exposure to the state of Illinois and municipalities within the state accounted for 1.7% of our total fixed maturities at June 30, 2015. As of June 30, 2015, our Illinois-related portfolio holdings were rated investment grade, and were trading at 106.9% of amortized cost. Our municipal bond exposure had an average rating of AA and our holdings were trading at 108.4% of amortized cost at June 30, 2015.

Equity Securities

Equity securities totaled $121.8 million at June 30, 2015 and $112.6 million at December 31, 2014. Gross unrealized gains totaled $5.3 million and gross unrealized losses totaled $1.2 million at June 30, 2015. At December 31, 2014, gross unrealized gains totaled $5.9 million and gross unrealized losses totaled $0.7 million on these securities. The unrealized losses were primarily attributable to nonredeemable perpetual preferred securities from issuers in the financial sector. See Note 2 to our consolidated financial statements for further discussion regarding our analysis of unrealized losses related to these securities.

Mortgage Loans

Mortgage loans totaled $689.0 million at June 30, 2015 and $629.3 million at December 31, 2014. Our mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. The total number of commercial mortgage loans outstanding was 156 at June 30, 2015 and 146 at December 31, 2014. In the first six months of 2015, new loans ranged from $1.9 million to $10.2 million in size, with an average loan size of $6.0 million, an average loan term of 15 years and an average yield of 4.21%. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. The majority of our mortgage loans amortize principal, with 2.2% that are interest only loans at June 30, 2015. At June 30, 2015, the average loan-to-value of the current outstanding principal balance using the most recent appraised value was 56.2% and the weighted average debt service coverage ratio was 1.6 based on the results of our 2014 annual study. See Note 2 to our consolidated financial statements for further discussion regarding our mortgage loans.

Asset-Liability Management

Our asset-liability management program includes (i) designing and developing products that encourage persistency and help ensure targeted spreads are earned and, as a result, create a stable liability structure, and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of our insurance liabilities. The weighted average life of the fixed maturity and mortgage loan portfolio based on fair values was approximately 10.8 years at June 30, 2015 and 10.6 years at December 31, 2014. The effective duration of the fixed maturity and mortgage loan portfolios backing our annuity products was 5.9 years at June 30, 2015 and at December 31, 2014. The effective duration of our annuity liabilities was approximately 6.2 years at June 30, 2015 and 6.4 years at December 31, 2014. While it can be difficult to maintain asset and liability durations that are closely matched in a dynamic environment, we have identified various strategies that can be implemented if duration mismatches exceed acceptable tolerances.

Other Assets

Deferred acquisition costs increased 32.4% to $292.4 million at June 30, 2015, primarily due to a $67.7 million decrease in the impact of the change in net unrealized appreciation on fixed maturity securities during the period. Cash and cash equivalents decreased 32.2% to $52.0 million primarily due to payment of a special $2.00 per share dividend on common stock in the first quarter of 2015 and normal fluctuations in timing of payments made and received.

Liabilities

Future policy benefits increased 2.7% to $6,288.7 million at June 30, 2015, primarily due to an increase in the volume of annuity and life business in force. Deferred income taxes decreased 22.3% to $159.7 million at June 30, 2015, primarily due to the tax impact of the change in unrealized appreciation/depreciation on investments.

Stockholders' Equity

As discussed in Note 6 to our consolidated financial statements, stockholders' equity was impacted by capital deployment actions during the first quarter of 2015. We paid a special cash dividend of $2.00 per share on Class A and Class B common stock and increased our regular quarterly dividend by 14% to $0.40 per share during March 2015.

Our stockholders' equity decreased 7.7% to $1,156.5 million at June 30, 2015, compared to $1,252.8 million at December 31, 2014, primarily due to the change in unrealized appreciation of fixed maturity securities during the period and dividends paid, partially offset by net income.

At June 30, 2015, FBL's common stockholders' equity was $1,153.5 million, or $46.48 per share, compared to $1,249.8 million, or $50.57 per share, at December 31, 2014. Included in stockholders' equity per common share is $6.94 at June 30, 2015 and $10.46 at December 31, 2014 attributable to accumulated other comprehensive income.

Liquidity and Capital Resources

Cash Flows

During the first six months of 2015, our operating activities generated cash flows totaling $89.0 million, consisting of net income of $55.9 million adjusted for non-cash operating revenues and expenses netting to $33.1 million. We used cash of $171.5 million in our investing activities during the 2015 period. The primary uses were $576.2 million of investment acquisitions, mostly in fixed maturity securities, partially offset by $391.1 million in sales, maturities and repayments of investments. Our financing activities provided cash of $57.8 million during the 2015 period. The primary financing source was $363.4 million in receipts from interest sensitive products credited to policyholder account balances, which was partially offset by $239.1 million for return of policyholder account balances on interest sensitive products and $69.4 million for dividends paid to stockholders.

Sources and Uses of Capital Resources

Parent company cash inflows from operations consist primarily of fees that it charges various subsidiaries and affiliates for management of their operations, expense reimbursements and tax settlements from subsidiaries and affiliates, proceeds from the exercise of employee stock options, investment income and dividends from subsidiaries, if declared and paid. Revenue sources for the parent company during the six months ended June 30, 2015 included management fees from subsidiaries and affiliates totaling $4.4 million and dividends of $25.0 million. Cash outflows are principally for salaries, taxes and other expenses related to providing management services, dividends on outstanding stock, and interest on our parent company debt.

As discussed in Note 6 to our consolidated financial statements, we have periodically taken advantage of opportunities to repurchase our outstanding Class A common stock through Class A common stock repurchase plans approved by our Board of Directors. There was $42.7 million remaining available for repurchases at June 30, 2015 under the current $50 million Class A common stock repurchase plan. Completion of this program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice. No repurchases of Class A common stock were made during the six months ended June 30, 2015.

Interest payments on our debt totaled $2.4 million for the six months ended June 30, 2015 and June 30, 2014. Interest payments on our debt outstanding at June 30, 2015 are estimated to be $2.4 million for the remainder of 2015.

Farm Bureau Life's cash inflows primarily consist of premiums; deposits to policyholder account balances; income from investments; sales, maturities and calls of investments; and repayments of investment principal. Farm Bureau Life's cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, current operating expenses and dividends. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. Continuing operations and financing activities from Farm Bureau Life relating to interest sensitive products provided funds totaling $215.0 million for the six months ended June 30, 2015 and $203.6 million for the prior year period.

Farm Bureau Life's ability to pay dividends to the parent company is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. At December 31, 2014, Farm Bureau Life’s statutory unassigned surplus was $418.5 million. There are certain additional limits on the amount of dividends that may be paid within a year without approval of the Insurance Division, Department of Commerce of the State of Iowa (the Iowa Insurance Division) as discussed in Note 7 to our consolidated financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K. During the remainder of 2015, the maximum amount legally available for distribution to the parent company without further regulatory approval is $72.8 million. However, due to the timing of dividend payments during the prior 12 months, the maximum dividend available to be paid without further regulatory approval during the period from June 30, 2015 to December 19, 2015 is $27.8 million.

We paid regular cash dividends on our common and preferred stock during the six-month period ended June 30 totaling $19.9 million in 2015 and $17.4 million in 2014. In addition, we paid a special $2.00 per common share cash dividend on March 26, 2015 totaling $49.5 million. It is anticipated that quarterly cash dividend requirements for 2015 will be $0.0075 per Series B preferred share and $0.40 per common share. The level of common stock dividends are analyzed quarterly and are dependent upon our capital and liquidity positions. In addition, alternative uses of excess capital may impact future dividend levels. Assuming these quarterly dividend rates, the common and preferred dividends would total approximately $19.9 million for the remainder of 2015. The parent company expects to have sufficient resources and cash flows to meet its interest and dividend payments throughout 2015. The parent company had available cash and investments totaling $65.7 million at June 30, 2015. FBL Financial Group, Inc. expects to rely on available cash resources, dividends from Farm Bureau Life and management fee income to make dividend payments to its stockholders and interest payments on its debt. We had no material commitments for capital expenditures as of June 30, 2015.

We manage the amount of capital held by our insurance subsidiaries to ensure we meet regulatory requirements. State laws specify regulatory actions if an insurer's risk-based capital (RBC) ratio, a measure of solvency, falls below certain levels. The NAIC has a standard formula for annually assessing RBC based on the various risk factors related to an insurance company's capital and surplus, including insurance, business, asset and interest rate risks. The insurance regulators monitor the level of RBC against a statutory "authorized control level" RBC at which point regulators have the option to assume control of the insurance company. The company action level RBC is 200% of the authorized control level and is the first point at which any action would be triggered. Our adjusted capital and RBC is reported to our insurance regulators annually based on formulas which may be revised throughout the year. We estimate our adjusted capital and RBC quarterly; however, these estimates may differ from annual results should the regulatory formulas change. As of June 30, 2015, our statutory total adjusted capital is estimated at $637.1 million, resulting in a RBC ratio of 549%, based on company action level capital of $116.0 million.

On a consolidated basis, we anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally-generated funds. However, there can be no assurance that future experience regarding benefits and surrenders will be similar to historic experience since benefits and surrender levels are influenced by such factors as the interest rate environment, our financial strength ratings, the economy and other factors that impact policyholder behavior. Our investment portfolio at June 30, 2015 included $29.3 million of short-term investments, $52.0 million of cash and cash equivalents and $589.7 million in carrying value of U.S. Government and U.S. Government agency-backed securities that could be readily converted to cash at or near carrying value. Farm Bureau Life is also a member of the FHLB, which provides a source for additional liquidity, if needed. This membership allows us to utilize fixed or floating rate advances offered by the FHLB and secured by qualifying collateral. Our total capacity to utilize such advances is impacted by multiple factors including the market value of eligible collateral, our level of statutory admitted assets and excess reserves and our willingness or capacity to hold activity-based FHLB common stock.

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

Our internal control over financial reporting changes from time-to-time as we modify and enhance our systems and processes to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. While changes have taken place in our internal controls during the quarter ended June 30, 2015, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Please refer to Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.We are updating the risk factor labeled "All segments of our business are highly regulated and these regulations or changes in them could affect our profitability" by adding the following to the existing language set forth under such risk factor:

During the second quarter of 2015, the U.S. Department of Labor (DOL) proposed regulations addressing when a person providing investment advice with respect to an employee benefit plan or individual retirement account (IRA) is considered a fiduciary under the Employee Retirement Income Security Act (ERISA) and the Internal Revenue Code. The proposed regulations offer a very broad definition of fiduciary investment advice which includes sales and services currently offered to our customers with such plans or IRAs. The DOL has also proposed a new set of prohibited transaction exemptions (PTEs) and amendments to existing PTEs to permit certain common fee and compensation practices to continue. Under the proposal the agents who sell our fixed annuities, variable annuities and investment products for use in employee benefit plans or IRAs, would subject themselves and the Company to additional disclosures, reporting, record keeping and other regulatory requirements. It is common for our customers to utilize products we offer in such plans and the proposals could have an adverse impact to our operations. It is uncertain if the proposals will be adopted in their current form. The impact of the proposed regulations on sales and operating expenses is uncertain at this time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

We had no issuer purchases of equity securities for the quarter ended June 30, 2015. We have $42.7 million available under a stock repurchase plan announced February 20, 2014, which will expire on March 31, 2016. The plan authorizes us to make repurchases of Class A common stock in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. Completion of the program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares, if any, that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

ITEM 6. EXHIBITS

(a) Exhibits:

3.2
Fourth Restated Bylaws of FBL Financial Group, Inc., as amended through May 21, 2015 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on May 21, 2015) (File No. 001-11917)

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
101+#
Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language) from FBL Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 as follows: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Financial Statements

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

Date: August 4, 2015

FBL FINANCIAL GROUP, INC.

By	/s/ James P. Brannen
James P. Brannen
Chief Executive Officer (Principal Executive Officer)

By	/s/ Donald J. Seibel
Donald J. Seibel
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)