Form 10-Q
period 2015-09-30
FBL FINANCIAL GROUP INC
filed 2015-11-03
CIK 1012771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Title of each class	Outstanding at October 30, 2015
Class A Common Stock, without par value	24,769,873
Class B Common Stock, without par value	11,413

(This page has been intentionally left blank.)

FBL FINANCIAL GROUP, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

ITEM 1. FINANCIAL STATEMENTS

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	September 30, 2015	December 31, 2014
Assets
Investments:
Fixed maturities - available for sale, at fair value (amortized cost: 2015 - $6,332,977; 2014 - $6,111,433)	$6,720,128	$6,700,698
Equity securities - available for sale, at fair value (cost: 2015 - $116,822; 2014 - $107,410)	120,543	112,623
Mortgage loans	694,069	629,296
Real estate	3,438	3,622
Policy loans	185,353	182,502
Short-term investments	17,314	48,585
Other investments	1,075	3,644
Total investments	7,741,920	7,680,970

Cash and cash equivalents	32,637	76,632
Securities and indebtedness of related parties	141,089	129,872
Accrued investment income	83,959	76,445
Amounts receivable from affiliates	5,436	2,666
Reinsurance recoverable	102,845	101,247
Deferred acquisition costs	292,450	220,760
Value of insurance in force acquired	21,053	22,497
Other assets	74,235	70,286
Assets held in separate accounts	617,172	683,033

Total assets	$9,112,796	$9,064,408

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

	September 30, 2015	December 31, 2014
Liabilities and stockholders' equity
Liabilities:
Future policy benefits:
Interest sensitive products	$4,722,977	$4,543,980
Traditional life insurance and accident and health products	1,620,174	1,581,138
Other policy claims and benefits	39,645	34,895
Supplementary contracts without life contingencies	342,260	341,955
Advance premiums and other deposits	256,973	248,679
Amounts payable to affiliates	679	188
Long-term debt payable to non-affiliates	97,000	97,000
Current income taxes	13,514	2,764
Deferred income taxes	153,028	205,698
Other liabilities	82,065	72,196
Liabilities related to separate accounts	617,172	683,033
Total liabilities	7,945,487	7,811,526

Stockholders' equity:
FBL Financial Group, Inc. stockholders' equity:
Preferred stock, without par value, at liquidation value - authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 24,766,512 shares in 2015 and 24,703,903 shares in 2014	148,016	144,625
Class B common stock, without par value - authorized 1,500,000 shares, issued and outstanding 11,413 shares in 2015 and 2014	72	72
Accumulated other comprehensive income	169,560	258,410
Retained earnings	846,630	846,737
Total FBL Financial Group, Inc. stockholders' equity	1,167,278	1,252,844
Noncontrolling interest	31	38
Total stockholders' equity	1,167,309	1,252,882
Total liabilities and stockholders' equity	$9,112,796	$9,064,408

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues:
Interest sensitive product charges	$29,856	$27,633	$86,250	$82,085
Traditional life insurance premiums	46,719	45,020	142,758	137,956
Net investment income	95,882	95,744	292,144	283,590
Net realized capital gains (losses) on sales of investments	(93)	1,273	7,509	3,539

Total other-than-temporary impairment losses	(559)	(273)	(719)	(273)
Non-credit portion in other comprehensive income (loss)	146	—	146	—
Net impairment losses recognized in earnings	(413)	(273)	(573)	(273)
Other income	3,543	4,023	12,097	10,895
Total revenues	175,494	173,420	540,185	517,792

Benefits and expenses:
Interest sensitive product benefits	53,940	53,002	163,121	158,145
Traditional life insurance benefits	41,604	38,375	131,967	121,863
Policyholder dividends	2,885	2,834	8,802	9,086
Underwriting, acquisition and insurance expenses	36,176	34,829	107,535	103,547
Interest expense	1,213	1,197	3,637	3,495
Other expenses	4,277	3,488	13,425	11,999
Total benefits and expenses	140,095	133,725	428,487	408,135
	35,399	39,695	111,698	109,657
Income taxes	(11,520)	(12,535)	(36,057)	(35,102)
Equity income, net of related income taxes	2,761	2,992	6,932	7,171
Net income	26,640	30,152	82,573	81,726
Net loss attributable to noncontrolling interest	19	7	49	67
Net income attributable to FBL Financial Group, Inc.	$26,659	$30,159	$82,622	$81,793

Earnings per common share	$1.07	$1.21	$3.31	$3.28
Earnings per common share - assuming dilution	$1.06	$1.21	$3.30	$3.26

Cash dividends per common share	$0.40	$0.35	$1.20	$1.05
Special cash dividend per common share	$—	$—	$2.00	$—

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income	$26,640	$30,152	$82,573	$81,726
Other comprehensive income (loss) (1)
Change in net unrealized investment gains/losses	(2,802)	(8,154)	(89,488)	114,758
Non-credit impairment losses	(85)	—	(85)	—
Change in underfunded status of postretirement benefit plans	246	181	723	536
Total other comprehensive income (loss), net of tax	(2,641)	(7,973)	(88,850)	115,294
Total comprehensive income (loss), net of tax	23,999	22,179	(6,277)	197,020
Comprehensive loss attributable to noncontrolling interest	19	7	49	67
Total comprehensive income (loss) applicable to FBL Financial Group, Inc.	$24,018	$22,186	$(6,228)	$197,087

(1)
Other comprehensive income (loss) is recorded net of deferred income taxes and other adjustments for assumed changes in deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands)

	FBL Financial Group, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Accumulated Other Comprehensive Income	Retained Earnings	Non- controlling Interest	Total Stockholders' Equity
Balance at January 1, 2014	$3,000	$135,065	$119,067	$787,609	$50	$1,044,791
Net income - nine months ended September 30, 2014	—	—	—	81,793	(67)	81,726
Other comprehensive income	—	—	115,294	—	—	115,294
Issuance of common stock under compensation plans	—	9,560	—	—	—	9,560
Purchase of common stock	—	(2,201)	—	(14,741)	—	(16,942)
Dividends on preferred stock	—	—	—	(112)	—	(112)
Dividends on common stock	—	—	—	(25,948)	—	(25,948)
Receipts related to noncontrolling interest	—	—	—	—	93	93
Balance at September 30, 2014	$3,000	$142,424	$234,361	$828,601	$76	$1,208,462

Balance at January 1, 2015	$3,000	$144,697	$258,410	$846,737	$38	$1,252,882
Net income - nine months ended September 30, 2015	—	—	—	82,622	(49)	82,573
Other comprehensive loss	—	—	(88,850)	—	—	(88,850)
Issuance of common stock under compensation plans	—	3,790	—	—	—	3,790
Purchase of common stock	—	(399)	—	(3,343)	—	(3,742)
Dividends on preferred stock	—	—	—	(112)	—	(112)
Dividends on common stock	—	—	—	(79,274)	—	(79,274)
Receipts related to noncontrolling interest	—	—	—	—	42	42
Balance at September 30, 2015	$3,000	$148,088	$169,560	$846,630	$31	$1,167,309

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Nine months ended September 30,
	2015	2014
Operating activities
Net income	$82,573	$81,726
Adjustments to reconcile net income to net cash provided by operating activities:
Interest credited to account balances	113,783	111,324
Charges for mortality, surrenders and administration	(81,011)	(78,708)
Net realized gains on investments	(6,936)	(3,266)
Change in fair value of derivatives	292	(777)
Increase in traditional life and accident and health benefit liabilities	39,037	47,853
Deferral of acquisition costs	(30,682)	(30,223)
Amortization of deferred acquisition costs and value of insurance in force	28,617	25,546
Change in reinsurance recoverable	(1,598)	140
Provision for deferred income taxes	(4,818)	692
Other	4,126	(7,869)
Net cash provided by operating activities	143,383	146,438

Investing activities
Sales, maturities or repayments:
Fixed maturities - available for sale	471,774	373,020
Equity securities - available for sale	13,620	1,360
Mortgage loans	32,841	34,733
Derivative instruments	3,078	696
Policy loans	26,615	24,802
Securities and indebtedness of related parties	18,091	2,972
Acquisitions:
Fixed maturities - available for sale	(680,727)	(570,403)
Equity securities - available for sale	(23,022)	(17,025)
Mortgage loans	(97,510)	(88,023)
Derivative instruments	(2,675)	(1,584)
Policy loans	(29,466)	(29,154)
Securities and indebtedness of related parties	(22,930)	(15,886)
Short-term investments, net change	31,271	64,489
Purchases and disposals of property and equipment, net	(8,330)	(7,434)
Net cash used in investing activities	(267,370)	(227,437)

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Nine months ended September 30,
	2015	2014
Financing activities
Contract holder account deposits	$476,664	$457,913
Contract holder account withdrawals	(316,925)	(306,882)
Receipts related to noncontrolling interests, net	42	93
Excess tax deductions on stock-based compensation	1,088	828
Issuance or repurchase of common stock, net	(1,491)	(8,065)
Dividends paid	(79,386)	(26,060)
Net cash provided by financing activities	79,992	117,827
Increase (decrease) in cash and cash equivalents	(43,995)	36,828
Cash and cash equivalents at beginning of period	76,632	6,370
Cash and cash equivalents at end of period	$32,637	$43,198

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$3,638	$3,638
Income taxes	16,501	10,701

See accompanying notes.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2015

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

Operating results for the nine-month period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. We encourage you to refer to our consolidated financial statements and notes for the year ended December 31, 2014 included in our Annual Report on Form 10-K for a complete description of our material accounting policies. Also included in the Form 10-K is a description of areas of judgments and estimates and other information necessary to understand our financial position and results of operations.

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

2. Investment Operations

Fixed Maturity and Equity Securities

Available-For-Sale Fixed Maturity and Equity Securities by Investment Category

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit losses on other-than-temporary impairments (1)
	(Dollars in thousands)
Fixed maturities:
Corporate (2)	$3,454,960	$245,670	$(84,290)	$3,616,340	$415
Residential mortgage-backed	440,014	40,202	(4,731)	475,485	(3,560)
Commercial mortgage-backed	510,629	49,983	(1,452)	559,160	—
Other asset-backed	568,039	15,655	(4,581)	579,113	4,804
United States Government and agencies	40,648	4,057	(5)	44,700	—
State, municipal and other governments	1,318,687	128,776	(2,133)	1,445,330	—
Total fixed maturities	$6,332,977	$484,343	$(97,192)	$6,720,128	$1,659

Equity securities:
Non-redeemable preferred stocks	$87,029	$4,635	$(1,301)	$90,363
Common stocks	29,793	454	(67)	30,180
Total equity securities	$116,822	$5,089	$(1,368)	$120,543

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit losses on other-than-temporary impairments (1)
	(Dollars in thousands)
Fixed maturities:
Corporate (2)	$3,335,535	$348,937	$(17,566)	$3,666,906	$211
Residential mortgage-backed	453,607	42,510	(4,583)	491,534	(3,694)
Commercial mortgage-backed	485,934	45,573	(812)	530,695	—
Other asset-backed	508,090	17,188	(4,017)	521,261	5,223
United States Government and agencies	38,227	4,581	(4)	42,804	—
State, municipal and other governments	1,290,040	157,571	(113)	1,447,498	—
Total fixed maturities	$6,111,433	$616,360	$(27,095)	$6,700,698	$1,740

Equity securities:
Non-redeemable preferred stocks	$80,566	$5,135	$(660)	$85,041
Common stocks	26,844	738	—	27,582
Total equity securities	$107,410	$5,873	$(660)	$112,623

(1)
Non-credit losses, subsequent to the initial impairment measurement date, on other-than-temporary impairment (OTTI) losses are included in the gross unrealized gains and gross unrealized losses columns above. The non-credit loss component of OTTI losses for corporate and other asset-backed securities were in an unrealized gain position at September 30, 2015 and December 31, 2014 due to increases in estimated fair value subsequent to initial recognition of non-credit losses on such securities.

(2)
Corporate securities include hybrid preferred securities with a carrying value of $48.2 million at September 30, 2015 and $80.9 million at December 31, 2014. Corporate securities also include redeemable preferred stock with a carrying value of $24.9 million at September 30, 2015 and $29.9 million at December 31, 2014.

Available-For-Sale Fixed Maturities by Maturity Date

	September 30, 2015
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due in one year or less	$104,470	$106,544
Due after one year through five years	720,973	784,894
Due after five years through ten years	830,380	875,297
Due after ten years	3,158,472	3,339,635
	4,814,295	5,106,370
Mortgage-backed and other asset-backed	1,518,682	1,613,758
Total fixed maturities	$6,332,977	$6,720,128

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Fixed maturities not due at a single maturity date have been included in the above table in the year of final contractual maturity.

Net Unrealized Gains (Losses) on Investments in Accumulated Other Comprehensive Income

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Net unrealized appreciation on:
Fixed maturities - available for sale	$387,151	$589,265
Equity securities - available for sale	3,721	5,213
	390,872	594,478
Adjustments for assumed changes in amortization pattern of:
Deferred acquisition costs	(112,780)	(179,544)
Value of insurance in force acquired	(3,537)	(3,939)
Unearned revenue reserve	5,473	11,461
Adjustments for assumed changes in policyholder liabilities	(6,567)	(11,182)
Provision for deferred income taxes	(95,692)	(143,932)
Net unrealized investment gains	$177,769	$267,342

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

Fixed Maturity and Equity Securities with Unrealized Losses by Length of Time

	September 30, 2015
	Less than one year		One year or more		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$802,548	$(64,347)	$96,958	$(19,943)	$899,506	$(84,290)	86.7%
Residential mortgage-backed	22,564	(273)	26,843	(4,458)	49,407	(4,731)	4.9
Commercial mortgage-backed	44,129	(881)	7,626	(571)	51,755	(1,452)	1.5
Other asset-backed	71,000	(900)	66,455	(3,681)	137,455	(4,581)	4.7
United States Government and agencies	2,010	(5)	—	—	2,010	(5)	—
State, municipal and other governments	86,915	(2,133)	—	—	86,915	(2,133)	2.2
Total fixed maturities	$1,029,166	$(68,539)	$197,882	$(28,653)	$1,227,048	$(97,192)	100.0%

Equity securities:
Non-redeemable preferred stocks	$33,034	$(551)	$4,250	$(750)	$37,284	$(1,301)
Common stocks	1,241	(67)	—	—	1,241	(67)
Total equity securities	$34,275	$(618)	$4,250	$(750)	$38,525	$(1,368)

	December 31, 2014
	Less than one year		One year or more		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$203,764	$(9,756)	$142,600	$(7,810)	$346,364	$(17,566)	64.8%
Residential mortgage-backed	27,889	(315)	19,084	(4,268)	46,973	(4,583)	16.9
Commercial mortgage-backed	—	—	20,900	(812)	20,900	(812)	3.0
Other asset-backed	128,516	(2,349)	55,526	(1,668)	184,042	(4,017)	14.8
United States Government and agencies	500	—	470	(4)	970	(4)	—
State, municipal and other governments	—	—	12,472	(113)	12,472	(113)	0.5
Total fixed maturities	$360,669	$(12,420)	$251,052	$(14,675)	$611,721	$(27,095)	100.0%

Equity securities:
Non-redeemable preferred stocks	$14,838	$(110)	$4,450	$(550)	$19,288	$(660)
Total equity securities	$14,838	$(110)	$4,450	$(550)	$19,288	$(660)

Fixed maturities in the above tables include 368 securities from 299 issuers at September 30, 2015 and 185 securities from 160 issuers at December 31, 2014. We do not have plans to sell or believe we will be required to sell any of our temporarily-impaired fixed maturities before recovery of their amortized cost basis. The following summarizes the more significant unrealized losses of fixed maturities and equity securities by investment category as of September 30, 2015.

Corporate securities: The largest unrealized losses were in the energy sector ($142.3 million carrying value and $25.4 million unrealized loss) and the basic industrial sector ($126.6 million carrying value and $19.5 million unrealized loss). The largest unrealized losses in the energy sector were in the oil field services ($32.5 million carrying value and $12.8 million unrealized loss) and energy-independent ($54.7 million carrying value and $7.2 million unrealized loss) sub-sectors. The largest unrealized losses in the basic industrial sector were in the metal/mining ($62.3 million carrying value and $14.5 million unrealized loss) and the chemicals ($47.1 million carrying value and $4.6 million unrealized loss) sub-sectors. The majority of losses were primarily attributable to credit spread widening across the energy sector and metal/mining sub-sectors associated with sharp declines in commodity prices.

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

Equity securities: Our gross unrealized losses on equity securities were on investment grade non-redeemable perpetual preferred securities within the finance sector. These securities provide periodic cash flows, contain call features and are similarly rated and priced like other long-term callable bonds and are evaluated for OTTIs similar to fixed maturities. The decline in fair value is primarily due to market concerns regarding the finance sector. We have evaluated the near-term prospects of our equity securities in relation to the severity and duration of their impairment as well as our intent and ability to hold these investments until recovery of fair value, and have concluded they are not other-than-temporarily impaired.

Excluding mortgage- and asset-backed securities, no securities from the same issuer had an aggregate unrealized loss in excess of $3.7 million at September 30, 2015, with the largest unrealized loss from an energy service provider. With respect to mortgage- and asset-backed securities not backed by the United States Government, our largest aggregate unrealized loss from the same issuer at September 30, 2015 was $3.7 million, consisting of two different securities that are backed by different pools of Alt-A residential mortgage loans. Both securities are rated non-investment grade and the largest unrealized loss totaled $2.2 million.

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

Credit Loss Component of Other-Than-Temporary Impairments on Fixed Maturities

	Nine months ended September 30,
	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$(16,772)	$(21,592)
Increases to previously impaired investments	(363)	—
Reductions due to investments sold	757	4,468
Balance at end of period	$(16,378)	$(17,124)

The table above sets forth the amount of credit loss impairments on fixed maturities held by the Company as of the dates indicated for which a portion of the OTTI was recognized in other comprehensive income (loss) and corresponding changes in such amounts.

Realized Gains (Losses) - Recorded in Income

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Realized gains (losses) on sales of investments
Fixed maturities:
Gross gains	$136	$1,437	$2,884	$4,345
Gross losses	(229)	(164)	(1,832)	(806)
Securities and indebtedness of related parties	—	—	6,457	—
Net realized gains on investments recorded in income	$(93)	$1,273	7,509	3,539
Impairment losses recognized in earnings:
Credit-related portion of fixed maturity losses (1)	(363)	—	(363)	—
Other credit-related (2)	(50)	(273)	(210)	(273)
Net realized gains (losses) on investments recorded in income	$(506)	$1,000	$6,936	$3,266

(1)
Amount represents the credit-related losses recognized for fixed maturities which were impaired through income but not written down to fair value. As discussed above, the non-credit portion of the losses have been recognized in other comprehensive income (loss).

(2)	Amount represents credit-related losses recognized for real estate, other investments and fixed maturities written down to fair value through income.

Proceeds from sales of fixed maturities totaled $88.3 million during the nine months ended September 30, 2015 and $47.5 million during the nine months ended September 30, 2014.

The realized gain on securities and indebtedness of related parties relates to a partnership investment's underlying asset sold at a gain and the dissolution of the partnership during 2015.

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

Any loan delinquent on contractual payments is considered non-performing. At September 30, 2015 and December 31, 2014, there were no non-performing loans over 90 days past due on contractual payments. Interest income is accrued on impaired loans to the extent it is deemed collectible (delinquent less than 90 days) and the loan continues to perform under its original or restructured contractual terms. Interest income on non-performing loans is generally recognized on a cash basis. Once mortgage loans are classified as non-accrual loans, the resumption of the interest accrual would commence only after all past-due interest has been collected or the mortgage loan has been restructured such that the collection of interest is considered likely.

Mortgage Loans by Collateral Type

	September 30, 2015		December 31, 2014
Collateral Type	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
Office	$312,177	45.0%	$269,308	42.8%
Retail	215,600	31.0	214,710	34.1
Industrial	124,673	18.0	125,425	19.9
Other	41,619	6.0	19,853	3.2
Total	$694,069	100.0%	$629,296	100.0%

Mortgage Loans by Geographic Location within the United States

	September 30, 2015		December 31, 2014
Region of the United States	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
South Atlantic	$217,000	31.2%	$191,835	30.5%
West North Central	103,723	14.9	85,664	13.6
Pacific	96,284	13.9	94,770	15.1
East North Central	76,854	11.1	80,999	12.9
Mountain	68,523	9.9	62,473	9.9
West South Central	64,662	9.3	50,010	7.9
Other	67,023	9.7	63,545	10.1
Total	$694,069	100.0%	$629,296	100.0%

Mortgage Loans by Loan-to-Value Ratio

	September 30, 2015		December 31, 2014
Loan-to-Value Ratio	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
0% - 50%	$236,618	34.1%	$180,884	28.7%
51% - 60%	178,501	25.7	189,210	30.1
61% - 70%	202,993	29.2	198,336	31.5
71% - 80%	67,152	9.7	53,480	8.5
81% - 90%	8,805	1.3	7,386	1.2
Total	$694,069	100.0%	$629,296	100.0%

The loan-to-value ratio is determined using the most recent appraised value. Appraisals are updated periodically including when there is indication of a possible significant collateral decline or there are loan modifications or refinance requests.

Mortgage Loans by Year of Origination

	September 30, 2015		December 31, 2014
Year of Origination	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
2015	$96,592	13.9%	$—	—%
2014	84,221	12.1	86,174	13.7
2013	79,694	11.5	81,802	13.0
2012	66,472	9.6	70,274	11.2
2011	45,730	6.6	46,813	7.4
2010 and prior	321,360	46.3	344,233	54.7
Total	$694,069	100.0%	$629,296	100.0%

Impaired Mortgage Loans

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Unpaid principal balance	$21,868	$22,103
Less:
Related allowance	(851)	(857)
Discount	(132)	(267)
Carrying value of impaired mortgage loans	$20,885	$20,979

Allowance on Mortgage Loans
	Nine months ended September 30,
	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$857	$888
Charge offs	(6)	(24)
Balance at end of period	$851	$864

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

There were no loan modifications during the first three quarters of 2015 or of 2014.

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

	September 30, 2015		December 31, 2014
	Carrying Value	Maximum Exposure to Loss	Carrying Value	Maximum Exposure to Loss
	(Dollars in thousands)
Real estate limited partnerships	$15,486	$15,486	$17,046	$17,046

We make commitments to fund partnership investments in the normal course of business. We did not have any commitments to investees designated as VIEs as of September 30, 2015 or December 31, 2014.

Other

At September 30, 2015, we had committed to provide $35.2 million of additional funds for limited partnerships and limited liability companies in which we invest.

Derivative Instruments

We are not significantly involved in hedging activities and have limited exposure to derivatives. We do not apply hedge accounting to any of our derivative positions. Derivative assets, which are primarily reported in reinsurance recoverable and other investments, totaled $4.2 million at September 30, 2015 and $7.1 million at December 31, 2014. At September 30, 2015, we had master netting agreements with counterparties covering cash collateral payable totaling $0.4 million. This amount was invested and included in the consolidated balance sheets with corresponding amounts netted against the derivative instruments. We also received collateral of $0.5 million at September 30, 2015 which is held in a separate custodial account and not recorded on the balance sheet. Our derivative assets consist of derivatives embedded within our modified coinsurance agreements and call options which provide an economic hedge for our index annuity contracts. Derivative liabilities totaled $8.5 million at September 30, 2015 and $8.7 million at December 31, 2014 and include derivatives embedded within our index annuity contracts and derivatives embedded within our modified coinsurance agreements. The net gain recognized on these derivatives is included in net investment income and interest sensitive benefits.

Net gain (loss) recognized on these derivatives totaled $(2.0) million for the quarter ended September 30, 2015 and $(0.1) million for the same period in 2014 and totaled $(2.1) million for the nine months ended September 30, 2015 and $1.6 million for the same period in 2014.

3. Fair Values

The carrying and estimated fair values of our financial instruments are as follows:

Fair Values and Carrying Values

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Assets
Fixed maturities - available for sale	$6,720,128	$6,720,128	$6,700,698	$6,700,698
Equity securities - available for sale	120,543	120,543	112,623	112,623
Mortgage loans	694,069	739,554	629,296	667,913
Policy loans	185,353	234,651	182,502	230,070
Other investments	988	988	3,558	3,558
Cash, cash equivalents and short-term investments	49,951	49,951	125,217	125,217
Reinsurance recoverable	2,820	2,820	3,562	3,562
Assets held in separate accounts	617,172	617,172	683,033	683,033

Fair Values and Carrying Values (continued)

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Liabilities
Future policy benefits	$3,715,477	$3,663,602	$3,563,558	$3,666,960
Supplemental contracts without life contingencies	342,260	305,842	341,955	329,651
Advance premiums and other deposits	247,887	247,887	239,700	239,700
Long-term debt	97,000	69,394	97,000	69,772
Other liabilities	60	60	173	173
Liabilities related to separate accounts	617,172	612,301	683,033	677,040

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

Level 2 fixed maturities consist of corporate, mortgage- and asset-backed, United States Government agencies, state and municipal and private placement corporate securities with observable market data, and in some circumstances recent trade activity. When quoted prices of identical assets in active markets are not available, our first priority is to obtain prices from third party pricing vendors. We have regular interaction with these vendors to ensure we understand their pricing methodologies and to confirm they are utilizing observable market information. Their methodologies vary by asset class and include inputs such as estimated cash flows, benchmark yields, reported trades, credit quality, industry events and economic events. Fixed maturities with validated prices from pricing services, which includes the majority of our public fixed maturities in all asset classes, are generally reflected in Level 2.

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

Level 3 fixed maturities include corporate, mortgage- and asset-backed, United States Government agencies and private placement corporate securities for which there is little or no current market data available. We use external pricing sources, or if prices are not available we will estimate fair value internally. Fair values of private corporate investments in Level 3 are determined by reference to the public market, private transactions or valuations for comparable companies or assets in the relevant asset class when such amounts are available. For other securities where an exit price based on relevant observable inputs is not obtained, the fair value is determined using a matrix calculation. Fair values estimated through the use of matrix pricing methods rely on an estimate of credit spreads to a risk-free U.S. Treasury yield. Selecting the credit spread requires judgment based on an understanding of the security and may include a market liquidity premium. Our selection of comparable companies as well as the level of spread requires significant judgment. Increases in spreads used in our matrix models, or those used to value comparable companies, will result in a decrease in discounted cash flows used, and accordingly in the estimated fair value of the security.

We obtain fixed maturity fair values from a variety of external independent pricing services, including brokers, with access to observable data including recent trade information, if available. In certain circumstances in which an external price is not available for a Level 3 security, we will internally estimate its fair value. Our process for evaluation and selection of the fair values includes:

•
We follow a “pricing waterfall” policy, which establishes the pricing source preference for a particular security or security type. The order of preference is based on our evaluation of the valuation methods used, the source's knowledge of the instrument and the reliability of the prices we have received from the source in the past. Our valuation policy dictates that fair values are initially sought from third party pricing services. If our review of the prices received from our preferred source indicates an inaccurate price, we will use an alternative source within the waterfall and document the decision. In the event that fair values are not available from one of our external pricing services or upon review of the fair values provided it is determined that they may not be reflective of market conditions, those securities are submitted to brokers familiar with the security to obtain non-binding price quotes. Broker quotes tend to be used in limited circumstances such as for newly issued, private placement corporate bonds and other instruments that are not widely traded. For those securities for which an externally provided fair value is not available, we use cash flow modeling techniques to estimate fair value.

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

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels

	September 30, 2015
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Corporate securities	$—	$3,565,630	$50,710	$3,616,340
Residential mortgage-backed securities	—	469,521	5,964	475,485
Commercial mortgage-backed securities	—	469,014	90,146	559,160
Other asset-backed securities	—	521,067	58,046	579,113
United States Government and agencies	14,559	21,132	9,009	44,700
State, municipal and other governments	—	1,445,330	—	1,445,330
Non-redeemable preferred stocks	—	82,579	7,784	90,363
Common stocks	4,492	25,688	—	30,180
Other investments	—	988	—	988
Cash, cash equivalents and short-term investments	49,951	—	—	49,951
Reinsurance recoverable	—	2,820	—	2,820
Assets held in separate accounts	617,172	—	—	617,172
Total assets	$686,174	$6,603,769	$221,659	$7,511,602

Liabilities
Future policy benefits - index annuity embedded derivatives	$—	$—	$8,441	$8,441
Other liabilities	—	60	—	60
Total liabilities	$—	$60	$8,441	$8,501

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels

	December 31, 2014
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Corporate securities	$—	$3,602,667	$64,239	$3,666,906
Residential mortgage-backed securities	—	491,534	—	491,534
Commercial mortgage-backed securities	—	452,804	77,891	530,695
Other asset-backed securities	—	405,120	116,141	521,261
United States Government and agencies	15,170	18,569	9,065	42,804
State, municipal and other governments	—	1,447,498	—	1,447,498
Non-redeemable preferred stocks	—	76,987	8,054	85,041
Common stocks	3,501	24,081	—	27,582
Other investments	—	3,558	—	3,558
Cash, cash equivalents and short-term investments	125,217	—	—	125,217
Reinsurance recoverable	—	3,562	—	3,562
Assets held in separate accounts	683,033	—	—	683,033
Total assets	$826,921	$6,526,380	$275,390	$7,628,691

Liabilities
Future policy benefits - index annuity embedded derivatives	$—	$—	$8,681	$8,681
Other liabilities	—	173	—	173
Total liabilities	$—	$173	$8,681	$8,854

Level 3 Fixed Maturities by Valuation Source - Recurring Basis

	September 30, 2015
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$17,240	$33,470	$50,710
Residential mortgage-backed securities	5,964	—	5,964
Commercial mortgage-backed securities	90,146	—	90,146
Other asset-backed securities	37,586	20,460	58,046
United States Government and agencies	—	9,009	9,009
Total	$150,936	$62,939	$213,875
Percent of total	70.6%	29.4%	100.0%

	December 31, 2014
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$40,095	$24,144	$64,239
Commercial mortgage-backed securities	77,891	—	77,891
Other asset-backed securities	95,271	20,870	116,141
United States Government and agencies	—	9,065	9,065
Total	$213,257	$54,079	$267,336
Percent of total	79.8%	20.2%	100.0%

Quantitative Information about Level 3 Fair Value Measurements - Recurring Basis

	September 30, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$38,214	Discounted cash flow	Credit spread	1.00% - 12.50% (7.68%)
Commercial mortgage-backed	73,084	Discounted cash flow	Credit spread	1.50% - 4.65% (3.12%)
Other asset-backed securities	13,846	Discounted cash flow	Credit spread	1.21% - 7.70% (5.59%)
United States Government and agencies	9,009	Discounted cash flow	Credit spread	2.02% (2.02%)
Non-redeemable preferred stocks	7,784	Discounted cash flow	Credit spread	4.23% (4.23%)
Total Assets	$141,937

Liabilities
Future policy benefits - index annuity embedded derivatives	$8,441	Discounted cash flow	Credit risk Risk margin	0.85% - 2.15% (1.45%) 0.15% - 0.40% (0.25%)

	December 31, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$41,491	Discounted cash flow	Credit spread	0.95% - 6.80% (4.92%)
Commercial mortgage-backed	77,891	Discounted cash flow	Credit spread	1.75% - 4.00% (2.89%)
Other asset-backed securities	26,937	Discounted cash flow	Credit spread	0.96% - 6.17% (4.31%)
United States Government and agencies	9,065	Discounted cash flow	Credit spread	1.80% (1.80%)
Non-redeemable preferred stocks	8,054	Discounted cash flow	Credit spread	3.34% (3.34%)
Total Assets	$163,438

Liabilities
Future policy benefits - index annuity embedded derivatives	$8,681	Discounted cash flow	Credit risk Risk margin	0.70% - 1.70% (1.10%) 0.15% - 0.40% (0.25%)

The tables above exclude certain securities for which the fair value was based on non-binding broker quotes where we could not reasonably obtain the quantitative unobservable inputs.

Level 3 Financial Instruments Changes in Fair Value - Recurring Basis

	September 30, 2015
				Realized and unrealized gains (losses), net
	Balance, December 31, 2014	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Amort-ization included in net income	Balance, September 30, 2015
	(Dollars in thousands)
Assets
Corporate securities	$64,239	$12,993	$(16,061)	$—	$(4,321)	$18,451	$(25,174)	$583	$50,710
Residential mortgage-backed securities	—	19,353	—	—	273	—	(13,667)	5	5,964
Commercial mortgage-backed securities	77,891	17,286	(688)	—	(2,088)	—	(2,334)	79	90,146
Other asset-backed securities	116,141	46,216	(5,225)	—	(324)	—	(98,759)	(3)	58,046
United States Government and agencies	9,065	—	—	—	(61)	—	—	5	9,009
Non-redeemable preferred stocks	8,054	—	—	—	(270)	—	—	—	7,784
Total Assets	$275,390	$95,848	$(21,974)	$—	$(6,791)	$18,451	$(139,934)	$669	$221,659

Liabilities
Future policy benefits - index annuity embedded derivatives	$8,681	$3,219	$(713)	$(2,746)	$—	$—	$—	$—	$8,441
Total Liabilities	$8,681	$3,219	$(713)	$(2,746)	$—	$—	$—	$—	$8,441

Level 3 Financial Instruments Changes in Fair Value - Recurring Basis

	September 30, 2014
				Realized and unrealized gains (losses), net
	Balance, December 31, 2013	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Amort-ization included in net income	Balance, September 30, 2014
	(Dollars in thousands)
Assets
Corporate securities	$81,994	$262	$(12,957)	$(273)	$(171)	$13,624	$(14,960)	$(25)	$67,494
Commercial mortgage-backed securities	71,712	2,920	(558)	—	4,669	—	(4,820)	71	73,994
Other asset-backed securities	85,835	44,671	(13,730)	—	(32)	1,974	(15,477)	1,087	104,328
United States Government and agencies	8,044	—	—	—	121	—	—	5	8,170
Non-redeemable preferred stocks	7,795	—	—	—	352	—	—	—	8,147
Total Assets	$255,380	$47,853	$(27,245)	$(273)	$4,939	$15,598	$(35,257)	$1,138	$262,133

Liabilities
Future policy benefits - index annuity embedded derivatives	$286	$6,000	$(344)	$(286)	$—	$—	$—	$—	$5,656
Total Liabilities	$286	$6,000	$(344)	$(286)	$—	$—	$—	$—	$5,656

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

Valuation of our Financial Instruments Not Reported at Fair Value by Hierarchy Levels

	September 30, 2015
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$739,554	$739,554
Policy loans	—	—	234,651	234,651
Total assets	$—	$—	$974,205	$974,205

Liabilities
Future policy benefits	$—	$—	$3,655,161	$3,655,161
Supplemental contracts without life contingencies	—	—	305,842	305,842
Advance premiums and other deposits	—	—	247,887	247,887
Long-term debt	—	—	69,394	69,394
Liabilities related to separate accounts	—	—	612,301	612,301
Total liabilities	$—	$—	$4,890,585	$4,890,585

Valuation of our Financial Instruments Not Reported at Fair Value by Hierarchy Levels

	December 31, 2014
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$667,913	$667,913
Policy loans	—	—	230,070	230,070
Total assets	$—	$—	$897,983	$897,983

Liabilities
Future policy benefits	$—	$—	$3,658,279	$3,658,279
Supplemental contracts without life contingencies	—	—	329,651	329,651
Advance premiums and other deposits	—	—	239,700	239,700
Long-term debt	—	—	69,772	69,772
Liabilities related to separate accounts	—	—	677,040	677,040
Total liabilities	$—	$—	$4,974,442	$4,974,442

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

Components of Net Periodic Pension Cost for FBL and Affiliates Combined - Multiemployer Plan

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Service cost	$1,488	$1,319	$4,464	$3,959
Interest cost	3,300	3,505	9,900	10,515
Expected return on assets	(4,463)	(4,385)	(13,389)	(13,155)
Amortization of prior service cost	36	36	108	108
Amortization of actuarial loss	2,598	1,361	7,794	4,083
Effect of settlement	2,944	1,341	7,434	5,941
Net periodic pension cost	$5,903	$3,177	$16,311	$11,451

FBL Financial Group, Inc. share of net periodic pension costs	$1,913	$1,018	$5,286	$3,672

Pension settlement charges are recognized when total cash payments exceed the sum of the service and interest cost for the year.

Components of Net Periodic Pension Cost for FBL and Affiliates Combined - Other Plans

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Service cost	$109	$68	$327	$202
Interest cost	250	269	750	807
Amortization of prior service cost	(3)	(3)	(9)	(9)
Amortization of actuarial loss	382	283	1,146	849
Net periodic pension cost	$738	$617	$2,214	$1,849

FBL Financial Group, Inc. share of net periodic pension costs	$418	$343	$1,254	$1,029

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

6. Stockholders' Equity

Share Repurchases

During 2012 and 2014, our Board of Directors approved plans to repurchase our Class A common stock. These repurchase plans authorize us to make repurchases in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. Under these programs, we repurchased 66,904 shares for $3.7 million during the nine months ended September 30, 2015 and 395,816 shares for $16.9 million during the nine months ended September 30, 2014. At September 30, 2015, $39.0 million remains available for repurchase under the 2014 plan. Completion of the program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

Special Dividend

On March 6, 2015, the Board of Directors approved a special $2.00 per share cash dividend to Class A and Class B common shareholders of record as of March 16, 2015. The aggregate dividend totaling $49.5 million was paid on March 26, 2015.

Reconciliation of Outstanding Common Stock
	Class A		Class B		Total
	Shares	Dollars	Shares	Dollars	Shares	Dollars
	(Dollars in thousands)
Outstanding at January 1, 2014	24,742,942	$134,993	11,413	$72	24,754,355	$135,065
Issuance of common stock under compensation plans	314,273	9,560	—	—	314,273	9,560
Purchase of common stock	(395,816)	(2,201)	—	—	(395,816)	(2,201)
Outstanding at September 30, 2014	24,661,399	$142,352	11,413	$72	24,672,812	$142,424

Outstanding at January 1, 2015	24,703,903	$144,625	11,413	$72	24,715,316	$144,697
Issuance of common stock under compensation plans	129,513	3,790	—	—	129,513	3,790
Purchase of common stock	(66,904)	(399)	—	—	(66,904)	(399)
Outstanding at September 30, 2015	24,766,512	$148,016	11,413	$72	24,777,925	$148,088

Accumulated Other Comprehensive Income, Net of Tax and Other Offsets

	Unrealized Net Investment Gains (Losses) on Available For Sale Securities (1)	Accumulated Non-Credit Impairment Losses	Underfunded Status of Postretirement Benefit Plans	Total
	(Dollars in thousands)
Balance at January 1, 2014	$126,587	$(1,366)	$(6,154)	$119,067
Other comprehensive income before reclassifications	114,698	2,247	—	116,945
Reclassification adjustments	(2,187)	—	536	(1,651)
Balance at September 30, 2014	$239,098	$881	$(5,618)	$234,361

Balance at January 1, 2015	$266,211	$1,131	$(8,932)	$258,410
Other comprehensive income (loss) before reclassifications	(88,917)	32	—	(88,885)
Reclassification adjustments	(603)	$(85)	723	35
Balance at September 30, 2015	$176,691	$1,078	$(8,209)	$169,560

(1)	Includes the impact of taxes, deferred acquisition costs, value of insurance in force acquired, unearned revenue reserves and policyholder liabilities. See Note 2 for further information.

Accumulated Other Comprehensive Income Reclassification Adjustments

	Nine months ended September 30, 2015
	Unrealized Net Investment Gains (Losses) on Available For Sale Securities (1)	Accumulated Non-Credit Impairment Losses (1)	Underfunded Status of Postretirement Benefit Plans	Total
	(Dollars in thousands)
Realized capital losses on sales of investments	$(1,052)	$—	$—	$(1,052)
Adjustments for assumed changes in deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	125	7	—	132
Other-than-temporary impairment losses	—	(146)	—	(146)
Other expenses: Change in unrecognized postretirement items:
Prior service costs	—	—	(9)	(9)
Net actuarial loss	—	—	1,122	1,122
Reclassifications before income taxes	(927)	(139)	1,113	47
Income taxes	324	54	(390)	(12)
Reclassification adjustments	$(603)	$(85)	$723	$35

	Nine months ended September 30, 2014
	Unrealized Net Investment Gains (Losses) on Available For Sale Securities (1)	Accumulated Non-Credit Impairment Losses (1)	Unfunded Status of Postretirement Benefit Plans	Total
	(Dollars in thousands)
Realized capital losses on sales of investments	$(3,539)	$—	$—	$(3,539)
Adjustments for assumed changes in deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	175	—	—	175
Other expenses: Change in unrecognized postretirement items:
Prior service costs	—	—	(9)	(9)
Net actuarial loss	—	—	834	834
Reclassifications before income taxes	(3,364)	—	825	(2,539)
Income taxes	1,177	—	(289)	888
Reclassification adjustments	$(2,187)	$—	$536	$(1,651)

(1)	See Note 2 for further information.

7. Earnings Per Share

Computation of Earnings Per Common Share

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share data)
Numerator:
Net income attributable to FBL Financial Group, Inc.	$26,659	$30,159	$82,622	$81,793
Less: Dividends on Series B preferred stock	37	37	112	112
Income available to common stockholders	$26,622	$30,122	$82,510	$81,681

Denominator:
Weighted average shares - basic	24,923,202	24,858,021	24,926,188	24,877,424
Effect of dilutive securities - stock-based compensation	79,850	130,966	93,275	152,660
Weighted average shares - diluted	25,003,052	24,988,987	25,019,463	25,030,084

Earnings per common share	$1.07	$1.21	$3.31	$3.28
Earnings per common share - assuming dilution:	$1.06	$1.21	$3.30	$3.26

There were no antidilutive stock options outstanding in either period presented.

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

Financial Information Concerning our Operating Segments

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Operating revenues:
Annuity	$53,415	$51,070	$159,638	$150,145
Life Insurance	101,431	97,935	305,897	292,589
Corporate and Other	23,530	23,046	70,978	69,670
	178,376	172,051	536,513	512,404
Net realized gains (losses) on investments (1)	(511)	1,000	6,934	3,266
Change in net unrealized gains/losses on derivatives (1)	(2,371)	369	(3,262)	2,122
Consolidated revenues	$175,494	$173,420	$540,185	$517,792

Pre-tax operating income (loss):
Annuity	$19,762	$16,971	$53,681	$47,067
Life Insurance	18,355	14,623	41,784	36,596
Corporate and Other	(2,774)	6,789	5,673	18,348
	35,343	38,383	101,138	102,011
Income taxes on operating income	(8,059)	(8,920)	(22,234)	(23,317)
Net realized gains/losses on investments (1)	(307)	597	4,421	2,006
Change in net unrealized gains/losses on derivatives (1)	(318)	99	(703)	1,093
Consolidated net income attributable to FBL Financial Group, Inc.	$26,659	$30,159	$82,622	$81,793

(1)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred acquisition costs, value of insurance in force acquired and income taxes attributable to these items.

Our investment in equity method investees, the related equity income and interest expense are attributable to the Corporate and Other segment. Expenditures for long-lived assets were not significant during the periods presented above. Goodwill at September 30, 2015 and December 31, 2014 was allocated among the segments as follows: Annuity ($3.9 million) and Life Insurance ($6.1 million).

Premiums collected, which is not a measure used in financial statements prepared according to GAAP, includes premiums received on life insurance policies and deposits on annuities and universal life-type products. Net premiums collected totaled $184.0 million for the quarter ended September 30, 2015 and $149.4 million for the same period in 2014. Net premiums collected totaled $508.4 million for the nine months ended September 30, 2015 and $504.4 million for the same period in 2014.

Under GAAP, premiums on whole life and term life policies are recognized as revenues over the premium-paying period and reported in the Life Insurance segment. The following chart provides a reconciliation of life insurance premiums collected to those reported in the GAAP financial statements.

Reconciliation of Traditional Life Insurance Premiums, Net of Reinsurance

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Traditional and universal life insurance premiums collected	$68,159	$67,657	$210,461	$214,081
Premiums collected on interest sensitive products	(21,638)	(22,743)	(68,664)	(76,165)
Traditional life insurance premiums collected	46,521	44,914	141,797	137,916
Change in due premiums and other	198	106	961	40
Traditional life insurance premiums	$46,719	$45,020	$142,758	$137,956

There is no comparable GAAP financial measure for premiums collected on annuities and universal life-type products. GAAP revenues for those interest sensitive and variable products consist of various policy charges and fees assessed on those contracts, as summarized in the chart below.

Interest Sensitive Product Charges by Segment

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Annuity
Surrender charges and other	$542	$327	$1,810	$1,392

Life Insurance
Administration charges	$3,558	$3,394	$10,763	$10,433
Cost of insurance charges	11,947	11,625	35,162	33,901
Surrender charges	254	209	740	615
Amortization of policy initiation fees	1,235	425	2,251	799
Total	$16,994	$15,653	$48,916	$45,748

Corporate and Other
Administration charges	$1,392	$1,484	$4,426	$4,759
Cost of insurance charges	7,500	7,391	22,311	22,188
Surrender charges	46	123	238	364
Separate account charges	2,204	2,252	6,722	6,813
Amortization of policy initiation fees	1,178	403	1,827	821
Total	$12,320	$11,653	$35,524	$34,945

Consolidated interest sensitive product charges	$29,856	$27,633	$86,250	$82,085

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

Economic and other environmental factors which may impact our business include, but are not limited to, the following:

•	Gross Domestic Product increased at an annual rate of 1.5% during the third quarter 2015 based on recent estimates.

•	U.S. unemployment was estimated to be 5.1% during September 2015.

•	U.S. net farm income is forecast to decrease 36.0% and farm real estate value is forecast to decrease 2.1% during 2015 according to recent U.S. Department of Agriculture forecasts.

•	The U.S. 10-year Treasury yield decreased during the third quarter of 2015 to 2.06% at September 30, 2015.

•	Continued uncertainty as to actions the United States Congress will take to address the national debt, including potential actions to change the tax advantages of life insurance.

•
The Department of Labor recently proposed to expand an insurance company's fiduciary responsibilities for sales of insurance products to be used in retirement plans. See Part 2, Item 1A for further discussion of this proposal.

The low market interest rate environment continues to impact our investment yields as well as the interest we credit on our interest sensitive products. The benchmark 10-year U.S. Treasury yield decreased during the quarter and credit spreads rose moderately, but available investment yields remain low. Our average investment portfolio yield declined during the quarter as yields on new acquisitions were generally lower than the average portfolio yield. As a result we proactively reduced customer crediting rates on certain annuity products during the third quarter of 2015. Low crediting rates pose challenges to maintaining attractive annuity and universal life products, although our rates are comparable to other insurance companies, allowing us to maintain our competitive position within the market. We continue to reassess the future profitability of our interest sensitive products as future profit expectations impact the valuation of deferred policy acquisition costs. During 2014 and 2015 we unlocked assumptions used to amortize deferred policy acquisition costs to reflect the expectation of lower earned spread rates, primarily driven by the expected continuation of low market interest rates. We experienced a slight decrease in the fair value of our fixed maturity security portfolio during the third quarter of 2015 due to a modest increase in market yields. See the segment discussion and “Financial Condition” section that follows for additional information regarding the impact of low market interest rates on our business.

Results of Operations for the Periods Ended September 30, 2015 and 2014

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	Change	2015	2014	Change
	(Dollars in thousands, except per share data)
Pre-tax operating income (loss):
Annuity segment	$19,762	$16,971	16%	$53,681	$47,067	14%
Life Insurance segment	18,355	14,623	26%	41,784	36,596	14%
Corporate and Other segment	(2,774)	6,789	(141)%	5,673	18,348	(69)%
Total pre-tax operating income	35,343	38,383	(8)%	101,138	102,011	(1)%
Income taxes on operating income	(8,059)	(8,920)	(10)%	(22,234)	(23,317)	(5)%
Operating income	27,284	29,463	(7)%	78,904	78,694	—%

Realized gains/losses on investments (1)	(307)	597	(151)%	4,421	2,006	120%
Change in net unrealized gains/losses on derivatives (1)	(318)	99	(421)%	(703)	1,093	(164)%
Net income attributable to FBL Financial Group, Inc.	$26,659	$30,159	(12)%	$82,622	$81,793	1%

Operating income per common share - assuming dilution	$1.09	$1.18	(8)%	$3.15	$3.14	—%
Earnings per common share - assuming dilution	1.06	1.21	(12)%	3.30	3.26	1%
Effective tax rate on operating income	23%	23%		22%	23%
Average invested assets, at amortized cost				$7,231,934	$6,885,291	5%
Annualized yield on average invested assets				5.58%	5.60%
Impact on operating income of unlocking deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and certain product reserves, net of tax	$197	$—	N/A	$197	$42	369%

(1)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred acquisition costs, value of insurance in force acquired and income taxes attributable to these items.

Our operating and net income decreased in the third quarter of 2015, compared to the prior year period, primarily due to an increase in death benefits, partially offset by the impact of an increase in the volume of business in force. Operating and net income increased in the nine months ended September 30, 2015, compared to the prior year period, primarily due to increases in the volume of business in force and investment fee income, partially offset by an increase in death benefits. Net income for the nine-month period, compared to the prior year period, was also impacted by an increase in net realized gains, partially offset by a decrease in net unrealized gains/losses on derivatives. See the discussion that follows for details regarding operating income by segment.

We periodically revise key assumptions used in the calculation of the amortization of deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve for participating life insurance and interest sensitive products, as well as certain reserves on interest sensitive products, as applicable, through an “unlocking” process. These assumptions typically consist of withdrawal and lapse rates, earned spreads and mortality with revisions based on historical results and our best estimate of future experience. The impact of unlocking is recorded in the current period as an increase or decrease to amortization of the respective balances. While the unlocking process can take place at any time, as needs dictate, the process typically takes place annually. See the discussion that follows for further details of the unlocking impact to our operating segments.

Annuity Segment

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	Change	2015	2014	Change
	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges and other income	$542	$327	66%	$1,810	$1,392	30%
Net investment income	52,873	50,743	4%	157,828	148,753	6%
Total operating revenues	53,415	51,070	5%	159,638	150,145	6%

Benefits and expenses:
Interest sensitive product benefits	26,490	25,896	2%	82,105	78,698	4%
Underwriting, acquisition and insurance expenses:
Commissions net of deferrals	441	560	(21)%	1,422	1,576	(10)%
Amortization of deferred acquisition costs	1,477	2,685	(45)%	6,957	7,886	(12)%
Amortization of value of insurance in force	288	183	57%	740	909	(19)%
Other underwriting expenses	4,957	4,775	4%	14,733	14,009	5%
Total underwriting, acquisition and insurance expenses	7,163	8,203	(13)%	23,852	24,380	(2)%
Total benefits and expenses	33,653	34,099	(1)%	105,957	103,078	3%
Pre-tax operating income	$19,762	$16,971	16%	$53,681	$47,067	14%

Annuity Segment - continued

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	Change	2015	2014	Change
	(Dollars in thousands)
Other data
Annuity premiums collected, direct	$101,971	$67,756	50%	$248,330	$238,582	4%
Policy liabilities and accruals, end of period				3,890,679	3,683,054	6%
Average invested assets, at amortized cost				3,943,774	3,728,141	6%
Investment fee income included in net investment income (1)	2,439	1,730	41%	7,655	2,782	175%
Average individual annuity account value				2,668,600	2,521,584	6%

Earned spread on individual annuity products:
Weighted average yield on cash and invested assets				5.59%	5.58%
Weighted average interest crediting rate				2.78%	2.88%
Spread				2.81%	2.70%

Individual annuity withdrawal rate				4.2%	4.8%

(1)	Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our prepayment speed assumptions.

Pre-tax operating income for the Annuity segment increased in the third quarter of 2015 and the nine months ended September 30, 2015, compared to the prior year periods, primarily due to higher spread income earned from an increase in the volume of business in force and higher investment fee income.

The average aggregate account value for individual annuity contracts in force increased in 2015, compared to the prior year period, due to continued sales and the crediting of interest. Continued growth in our business in force contributes to increases in net investment income, interest sensitive product charges and interest sensitive benefits. Premiums collected were higher in the 2015 periods primarily due to increased sales of fixed rate deferred annuity products in the third quarter of 2015. The amount of premiums collected is highly dependent upon the relationship between the current crediting rates of our products compared to those of competing products.

The Annuity segment also includes advances on our funding agreements with the Federal Home Loan Bank of Des Moines (FHLB). Outstanding funding agreements totaled $398.9 million at September 30, 2015 and $326.4 million at September 30, 2014.

Amortization of deferred acquisition costs and the value of insurance in force changed during the quarter and nine months ended September 30, 2015, compared to prior year periods, due to changes in the actual profits on the underlying business. Amortization, as well as reserves held on certain products, also changed due to the impact of unlocking. Unlocking generally reflects changes in our projected earned spreads, withdrawal and mortality assumptions. The impact of unlocking on pre-tax operating income for the quarter and nine months ended September 30, 2015 and 2014 was as follows:

Impact of Unlocking on Pre-tax Operating Income

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Amortization of deferred acquisition costs	$1,419	$—	$1,419	$197
Amortization of value of insurance in force acquired	(52)	—	(52)	(403)
Changes in certain product reserves reported in interest sensitive product benefits	(722)	—	(722)	—
Increase (decrease) to pre-tax operating income	$645	$—	$645	$(206)

The weighted average yield on cash and invested assets for individual annuities increased for the nine months ended September 30, 2015, compared to the prior year period, primarily due to higher investment fee income, partially offset by lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, compared with the average existing portfolio yield. See the "Financial Condition" section which follows for additional information regarding the yields obtained on investment acquisitions. Weighted average interest crediting rates on our individual annuity products decreased due to crediting rate actions taken in 2015 and 2014 in response to the declining portfolio yield and a change in the underlying product mix.

Life Insurance Segment

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	Change	2015	2014	Change
	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges and other income	$16,969	$15,565	9%	$48,715	$45,496	7%
Traditional life insurance premiums	46,719	45,020	4%	142,758	137,956	3%
Net investment income	37,743	37,350	1%	114,424	109,137	5%
Total operating revenues	101,431	97,935	4%	305,897	292,589	5%

Benefits and expenses:
Interest sensitive product benefits:
Interest credited	8,692	8,348	4%	24,942	24,450	2%
Death benefits and other	10,856	11,847	(8)%	33,490	34,298	(2)%
Total interest sensitive product benefits	19,548	20,195	(3)%	58,432	58,748	(1)%
Traditional life insurance benefits:
Death benefits	21,768	14,120	54%	67,197	52,134	29%
Surrender and other benefits	7,242	7,025	3%	21,568	23,234	(7)%
Increase in traditional life future policy benefits	12,594	17,226	(27)%	43,201	46,491	(7)%
Total traditional life insurance benefits	41,604	38,371	8%	131,966	121,859	8%
Distributions to participating policyholders	2,885	2,834	2%	8,802	9,086	(3)%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	4,065	4,753	(14)%	12,815	13,778	(7)%
Amortization of deferred acquisition costs	147	3,776	(96)%	8,162	10,886	(25)%
Amortization of value of insurance in force	379	381	(1)%	1,102	798	38%
Other underwriting expenses	14,448	13,002	11%	42,834	40,838	5%
Total underwriting, acquisition and insurance expenses	19,039	21,912	(13)%	64,913	66,300	(2)%
Total benefits and expenses	83,076	83,312	—%	264,113	255,993	3%
Pre-tax operating income	$18,355	$14,623	26%	$41,784	$36,596	14%

Life Insurance Segment - continued

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	Change	2015	2014	Change
	(Dollars in thousands)
Other data
Life premiums collected, net of reinsurance	$68,159	$67,657	1%	$210,461	$214,081	(2)%
Policy liabilities and accruals, end of period				2,648,057	2,548,951	4%
Life insurance in force, end of period				53,476,684	50,987,664	5%
Average invested assets, at amortized cost				2,668,728	2,532,057	5%
Investment fee income included in net investment income (1)	536	1,008	(47)%	3,771	1,062	255%
Average interest sensitive life account value				788,353	756,575	4%

Interest sensitive life insurance spread:
Weighted average yield on cash and invested assets				5.96%	5.88%
Weighted average interest crediting rate				3.90%	4.02%
Spread				2.06%	1.86%

Life insurance lapse and surrender rates				5.6%	5.4%
Death benefits, net of reinsurance and reserves released	22,072	17,140	29%	$66,919	$57,039	17%

(1)	Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our prepayment speed assumptions.

Pre-tax operating income for the Life Insurance segment increased in the third quarter of 2015 and the nine months ended September 30, 2015, compared to the prior year periods, primarily due to increases in the volume of business in force and the impact of unlocking, partially offset by increases in death benefits. The increase for the nine-month period also reflected higher investment fee income.

Continued growth in our business in force contributes to the increase in revenues and expenses. Increases in other underwriting expenses for the quarter and nine-month periods ended September 30, 2015, compared to prior year periods, were also due to increases in our defined benefit plan expenses related to a change in the discount rate used in our pension benefit obligations and increases in settlement charges.

Amortization of deferred acquisition costs, the value of insurance in force and unearned revenue reserves changed during the quarter and nine months ended September 30, 2015, compared to prior year periods, due to changes in the actual profits on the underlying business. Amortization, as well as reserves held on certain interest sensitive products, also changed due to the impact of unlocking. Unlocking generally reflects changes in projected earned spreads, policy lapses and mortality assumptions. The impact of unlocking on pre-tax operating income for the quarter and nine months ended September 30, 2015 and 2014 was as follows:

Impact of Unlocking on Pre-tax Operating Income

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Amortization of unearned revenue reserve reported in interest sensitive product charges and other income	$617	$—	$617	$97
Amortization of deferred acquisition costs	4,400	—	4,400	60
Amortization of value of insurance in force acquired	—	—	—	234
Changes in certain product reserves reported in interest sensitive product benefits	(513)	—	(513)	(300)
Increase (decrease) to pre-tax operating income	$4,504	$—	$4,504	$91

Death benefits, net of reinsurance and reserves released, increased in the third quarter of 2015 and the nine months ended September 30, 2015 compared to the prior year periods, due to increases in the number of claims. The third quarter, compared to the prior year period, was also impacted by lower reinsurance received on our claims.

Comparability between the periods was also impacted by the correction of an immaterial error which increased pre-tax earnings by $1.3 million in the third quarter of 2015. The correction was related to a reduction of interest sensitive reserves, reducing other interest sensitive product benefits by $1.7 million, partially offset by a $0.4 million increase in amortization of deferred acquisition costs.

The weighted average yield on cash and invested assets for interest sensitive life insurance products increased in the first nine months of 2015, compared to the prior year period, due to an increase in investment fee income from prepayment fees, partially offset by lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, compared with the average existing portfolio yield. See the "Financial Condition" section which follows for additional information regarding the yields obtained on investment acquisitions. Weighted average interest crediting rates on our interest sensitive life insurance products decreased due to crediting rate decreases taken in 2015 and 2014 in response to the declining portfolio yield, partially offset by sales of products with higher crediting rates.

Corporate and Other Segment

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	Change	2015	2014	Change
	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges	$12,321	$11,653	6%	$35,522	$34,945	2%
Net investment income	7,637	7,282	5%	23,154	23,578	(2)%
Other income	3,572	4,111	(13)%	12,302	11,147	10%
Total operating revenues	23,530	23,046	2%	70,978	69,670	2%

Benefits and expenses:
Interest sensitive product benefits	9,478	6,556	45%	24,377	20,469	19%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	737	914	(19)%	2,491	2,712	(8)%
Amortization of deferred acquisition costs	7,880	2,213	256%	11,452	4,482	156%
Other underwriting expenses	1,703	1,650	3%	5,085	5,287	(4)%
Total underwriting, acquisition and insurance expenses	10,320	4,777	116%	19,028	12,481	52%
Interest expense	1,213	1,197	1%	3,637	3,495	4%
Other expenses	4,277	3,488	23%	13,425	11,999	12%
Total benefits and expenses	25,288	16,018	58%	60,467	48,444	25%
	(1,758)	7,028	(125)%	10,511	21,226	(50)%
Net loss attributable to noncontrolling interest	19	7	171%	49	67	(27)%
Equity loss, before tax	(1,035)	(246)	321%	(4,887)	(2,945)	66%
Pre-tax operating income (loss)	$(2,774)	$6,789	(141)%	$5,673	$18,348	(69)%

Other data
Average invested assets, at amortized cost				$619,432	$625,092	(1)%
Investment fee income included in net investment income (1)	$83	$198	(58)%	434	1,128	(62)%
Average interest sensitive life account value				340,645	331,308	3%
Death benefits, net of reinsurance and reserves released	5,256	3,632	45%	14,112	11,644	21%
Estimated impact on pre-tax income from separate account performance on amortization of deferred acquisition costs	(2,000)	(650)	(208)%	(2,398)	(540)	344%

(1)	Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our prepayment speed assumptions.

Pre-tax operating income decreased for the Corporate and Other segment in the third quarter of 2015 and the nine months ended September 30, 2015, compared to the prior year periods, primarily due to an increase in pre-tax equity loss, increases in death benefits and an increase in the amortization of deferred acquisition costs from the impact of unlocking and market performance on our variable business.

Death benefits, net of reinsurance and reserves released, increased in the third quarter of 2015 and the nine months ended September 30, 2015 compared to the prior year periods, due to increases in the number of claims in addition to an increase in the average size of claims for the nine-month period.

Amortization of deferred acquisition costs and unearned revenue reserves changed over the prior periods primarily due to the impact of unlocking and market performance in the separate accounts. Unlocking generally reflects changes in projected earned spreads and withdrawal and mortality assumptions. The impact of unlocking on pre-tax operating income for the quarter and nine months ended September 30, 2015 and 2014 was as follows:

Impact of Unlocking on Pre-tax Operating Income

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Amortization of unearned revenue reserve reported in interest sensitive product charges	$607	$—	$607	$(160)
Amortization of deferred acquisition costs	(4,375)	—	(4,375)	640
Changes in certain product reserves reported in interest sensitive product benefits	(1,078)	—	(1,078)	(300)
Increase (decrease) to pre-tax operating income	$(4,846)	$—	$(4,846)	$180

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

Equity Income, Net of Related Income Taxes

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Equity income (loss):
Low income housing tax credit partnerships	$(1,554)	$(1,355)	$(5,396)	$(4,785)
Other equity method investments	519	1,109	509	1,840
	(1,035)	(246)	(4,887)	(2,945)
Income taxes:
Taxes on equity income (loss)	362	93	1,710	1,038
Investment tax credits	3,434	3,145	10,109	9,078
Equity income, net of related income taxes	$2,761	$2,992	$6,932	$7,171

Income Taxes on Operating Income

The effective tax rate on operating income was 22.8% for the third quarter of 2015 and 22.0% for the nine months ended September 30, 2015, compared with 23.2% for the third quarter of 2014, and 22.9% for the nine months ended September 30, 2014. The effective tax rates differ from the federal statutory rate of 35% primarily due to the impact of low-income housing tax credits and tax-exempt interest and dividend income. The 2015 effective tax rate decreased, compared to the prior year period, primarily due to an increase in tax credits from low income housing tax credit partnerships.

Impact of Operating Income Adjustments on FBL Net Income

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Realized gains (losses) on investments	$(506)	$1,000	$6,936	$3,266
Change in net unrealized gains/losses on derivatives	(796)	14	(1,470)	1,892
Change in amortization of:
Deferred acquisition costs	346	59	263	(383)
Value of insurance in force acquired	1	—	(5)	(7)
Unearned revenue reserve	(5)	—	(2)	—
Income tax offset	335	(377)	(2,004)	(1,669)
Net impact of operating income adjustments	$(625)	$696	$3,718	$3,099

Summary of adjustments noted above after offsets and income taxes:
Realized gains/losses on investments	$(307)	$597	$4,421	$2,006
Change in net unrealized gains/losses on derivatives	(318)	99	(703)	1,093
Net impact of operating income adjustments	$(625)	$696	$3,718	$3,099
Net impact per common share - basic	$(0.03)	$0.03	$0.15	$0.12
Net impact per common share - assuming dilution	$(0.03)	$0.03	$0.15	$0.12

Income taxes on operating income adjustments on continuing operations are recorded at 35% as there are no permanent differences between book and taxable income relating to these adjustments.

Realized Gains (Losses) on Investments

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Realized gains (losses) on investments:
Realized gains on sales	$136	$1,437	$9,341	$4,345
Realized losses on sales	(229)	(164)	(1,832)	(806)
Total other-than-temporary impairment charges	(559)	(273)	(719)	(273)
Net realized investment gains (losses)	(652)	1,000	6,790	3,266
Non-credit losses included in other comprehensive income (loss)	146	—	146	—
Total reported in statements of operations	$(506)	$1,000	$6,936	$3,266

The level of realized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate, economic environment and timing of the sale of investments. See "Financial Condition - Investments" and Note 2 to our consolidated financial statements for details regarding our unrealized gains and losses on available-for-sale securities at September 30, 2015 and December 31, 2014.

Investment Credit Impairment Losses Recognized in Net Income

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Corporate securities:
Manufacturing	$—	$273	$—	$273
Residential mortgage-backed	363	—	363	—
Real estate and other	50	—	210	—
Total other-than-temporary impairment losses reported in net income	$413	$273	$573	$273

Other-than-temporary credit impairment losses for the three months ended September 30, 2015 were incurred within residential mortgage-backed securities due to changes in the amount and timing of future cash flows resulting in a decline in the present value and within other assets due to uncollectibility. Losses for the nine months ended September 30, 2015 were also incurred in real estate due to an appraisal declining below our current carrying value. Impairment losses for the three and nine months ended September 30, 2014 occurred in the manufacturing sector due to our plans to sell a security in the future.

Financial Condition

Investments

Our investment portfolio increased 0.8% to $7,741.9 million at September 30, 2015 compared to $7,681.0 million at December 31, 2014. The portfolio increased due to positive cash flows from operating and financing activities, offset by a reduction of $202.1 million of net unrealized appreciation of fixed maturities during 2015. Additional details regarding securities in an unrealized loss position at September 30, 2015 are included in the discussion that follows and in Note 2 to our consolidated financial statements. Details regarding investment impairments are discussed above in the "Realized Gains (Losses) on Investments" section under "Results of Operations."

We manage the investment portfolio to optimize risk-adjusted yield within the context of prudent asset-liability management. We evaluate multiple cash flow testing scenarios as part of this process. The Company's investment policy calls for investing primarily in high quality fixed maturities and commercial mortgage loans.

Fixed Maturity Acquisitions Selected Information

	Nine months ended September 30,
	2015	2014
	(Dollars in thousands)
Cost of acquisitions:
Corporate	$346,104	$284,527
Mortgage- and asset-backed	235,349	278,280
United States Government and agencies	6,834	499
Tax-exempt municipals	41,903	8,000
Taxable municipals	60,569	20,955
Total	$690,759	$592,261
Effective annual yield	4.33%	4.60%
Credit quality
NAIC 1 designation	62.9%	68.3%
NAIC 2 designation	36.4%	31.7%
Non-investment grade	0.7%	—%
Weighted-average life in years	17.0	17.0
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

A portion of the securities acquired during the nine months ended September 30, 2015 and September 30, 2014, were acquired with the proceeds from advances on our funding agreements with the FHLB. The securities acquired to support these funding agreements often carry a lower average yield than securities acquired to support our other insurance products, due to the shorter maturity and relatively low interest rate paid on those advances. In addition, certain municipal securities acquired are exempt from federal income taxes, and accordingly have a higher actual return than reflected in the yields stated above. The average yield of the securities acquired, excluding the securities supporting the funding agreements and using a tax-adjusted yield for the municipal securities, was 4.61% during the nine-month period ended September 30, 2015 and 4.78% during the nine-month period ended September 30, 2014.

Investment Portfolio Summary

	September 30, 2015		December 31, 2014
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities - available for sale:
Public	$5,156,472	66.6%	$5,151,922	67.1%
144A private placement	1,291,949	16.7	1,245,474	16.2
Private placement	271,707	3.5	303,302	4.0
Total fixed maturities - available for sale	6,720,128	86.8	6,700,698	87.3
Equity securities	120,543	1.6	112,623	1.5
Mortgage loans	694,069	9.0	629,296	8.2
Real estate	3,438	—	3,622	—
Policy loans	185,353	2.4	182,502	2.4
Short-term investments	17,314	0.2	48,585	0.6
Other investments	1,075	—	3,644	—
Total investments	$7,741,920	100.0%	$7,680,970	100.0%

As of September 30, 2015, 96.1% (based on carrying value) of the available-for-sale fixed maturities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of September 30, 2015, no single non-investment grade holding exceeded 0.2% of total investments.

Credit Quality by NAIC Designation and Equivalent Rating

		September 30, 2015		December 31, 2014
NAIC Designation	Equivalent Rating (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$4,329,489	64.4%	$4,252,851	63.5%
2	BBB	2,127,876	31.7	2,204,791	32.9
	Total investment grade	6,457,365	96.1	6,457,642	96.4
3	BB	190,786	2.8	166,757	2.5
4	B	43,367	0.6	37,887	0.5
5	CCC	11,061	0.2	18,771	0.3
6	In or near default	17,549	0.3	19,641	0.3
	Total below investment grade	262,763	3.9	243,056	3.6
	Total fixed maturities - available for sale	$6,720,128	100.0%	$6,700,698	100.0%

(1)
Equivalent ratings are based on those provided by nationally recognized rating agencies with some exceptions for certain residential mortgage, commercial mortgage- and asset-backed securities where they are based on the expected loss of the security rather than the probability of default.

See Note 2 to our consolidated financial statements for a summary of fixed maturities by contractual maturity date.

Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification

	September 30, 2015
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$351,180	$224,558	$15,879	$126,622	$(19,530)
Capital goods	228,896	182,052	18,003	46,844	(2,930)
Communications	133,662	97,624	8,044	36,038	(2,735)
Consumer cyclical	125,532	125,532	9,137	—	—
Consumer non-cyclical	405,741	250,786	19,496	154,955	(6,748)
Energy	378,104	235,799	20,469	142,305	(25,375)
Finance	759,312	648,948	47,852	110,364	(3,751)
Transportation	103,463	84,920	6,584	18,543	(2,706)
Utilities	972,945	761,779	94,683	211,166	(17,759)
Other	157,505	104,836	5,523	52,669	(2,756)
Total corporate securities	3,616,340	2,716,834	245,670	899,506	(84,290)
Mortgage- and asset-backed securities	1,613,758	1,375,141	105,840	238,617	(10,764)
United States Government and agencies	44,700	42,690	4,056	2,010	(5)
State, municipal and other governments	1,445,330	1,358,415	128,776	86,915	(2,133)
Total	$6,720,128	$5,493,080	$484,342	$1,227,048	$(97,192)

Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification

	December 31, 2014
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$356,761	$299,688	$25,221	$57,073	$(3,505)
Capital goods	229,901	221,692	22,954	8,209	(73)
Communications	124,387	117,560	12,420	6,827	(123)
Consumer cyclical	196,957	187,587	14,536	9,370	(22)
Consumer non-cyclical	402,033	365,482	32,353	36,551	(1,653)
Energy	409,642	319,393	35,579	90,249	(6,571)
Finance	777,484	738,003	61,405	39,481	(491)
Transportation	87,172	84,190	8,457	2,982	(295)
Utilities	1,008,174	923,312	130,003	84,862	(4,807)
Other	74,395	63,635	6,009	10,760	(26)
Total corporate securities	3,666,906	3,320,542	348,937	346,364	(17,566)
Mortgage- and asset-backed securities	1,543,490	1,291,575	105,271	251,915	(9,412)
United States Government and agencies	42,804	41,834	4,581	970	(4)
State, municipal and other governments	1,447,498	1,435,026	157,571	12,472	(113)
Total	$6,700,698	$6,088,977	$616,360	$611,721	$(27,095)

Non-Sovereign European Debt Exposure

	September 30, 2015		December 31, 2014
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
Italy	$19,712	$21,273	$19,707	$22,547
Spain	15,430	19,802	15,430	20,281
Ireland	14,045	15,739	12,744	15,028
Subtotal	49,187	56,814	47,881	57,856
United Kingdom	181,130	185,364	182,879	196,476
Netherlands	60,175	63,469	54,576	60,225
France	28,203	31,011	37,218	41,086
Other countries	89,506	91,864	86,370	93,955
Subtotal	359,014	371,708	361,043	391,742
Total European exposure	$408,201	$428,522	$408,924	$449,598

The table above reflects our exposure to non-sovereign European debt. This represents 6.4% of total fixed maturities as of September 30, 2015 and 6.7% as of December 31, 2014. The exposures are primarily in the industrial, financial and utility sectors. We do not own any securities issued by European governments or companies based in Greece.

Credit Quality of Available-for-Sale Fixed Maturities with Unrealized Losses

		September 30, 2015
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$594,771	48.5%	$(20,539)	21.1%
2	BBB	517,959	42.2	(53,902)	55.5
	Total investment grade	1,112,730	90.7	(74,441)	76.6
3	BB	81,126	6.6	(18,896)	19.5
4	B	25,169	2.0	(3,411)	3.5
5	CCC	3,601	0.3	(338)	0.3
6	In or near default	4,422	0.4	(106)	0.1
	Total below investment grade	114,318	9.3	(22,751)	23.4
	Total	$1,227,048	100.0%	$(97,192)	100.0%

		December 31, 2014
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$296,390	48.5%	$(7,410)	27.4%
2	BBB	240,308	39.3	(10,795)	39.8
	Total investment grade	536,698	87.8	(18,205)	67.2
3	BB	61,995	10.1	(7,667)	28.3
4	B	6,134	1.0	(636)	2.3
5	CCC	6,894	1.1	(587)	2.2
	Total below investment grade	75,023	12.2	(8,890)	32.8
	Total	$611,721	100.0%	$(27,095)	100.0%

Available-For-Sale Fixed Maturities with Unrealized Losses by Length of Time

	September 30, 2015
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$5,323	$251,135	$(1,779)	$(8,407)
Greater than three months to six months	5,945	660,974	(1,586)	(30,665)
Greater than six months to nine months	22,947	90,163	(6,288)	(7,202)
Greater than nine months to twelve months	28,202	33,015	(9,965)	(2,647)
Greater than twelve months	36,086	190,449	(11,183)	(17,470)
Total	$98,503	$1,225,736	$(30,801)	$(66,391)

Available-For-Sale Fixed Maturities with Unrealized Losses by Length of Time

	December 31, 2014
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$223,846	$—	$(5,883)
Greater than three months to six months	—	110,035	—	(5,425)
Greater than six months to nine months	—	16,353	—	(625)
Greater than nine months to twelve months	—	22,855	—	(487)
Greater than twelve months	7,397	258,330	(2,341)	(12,334)
Total	$7,397	$631,419	$(2,341)	$(24,754)

Available-For-Sale Fixed Maturities with Unrealized Losses by Maturity Date

	September 30, 2015		December 31, 2014
	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Due in one year or less	$4,414	$(56)	$4,518	$(496)
Due after one year through five years	39,102	(4,688)	17,499	(477)
Due after five years through ten years	132,781	(12,068)	61,928	(4,332)
Due after ten years	812,134	(69,616)	275,861	(12,378)
	988,431	(86,428)	359,806	(17,683)
Mortgage- and asset-backed	238,617	(10,764)	251,915	(9,412)
Total	$1,227,048	$(97,192)	$611,721	$(27,095)

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

Mortgage- and Asset-Backed Securities by Type

	September 30, 2015
	Amortized Cost	Par Value	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$279,502	$330,745	$302,328	4.5%
Pass-through	17,470	17,463	19,513	0.3
Planned and targeted amortization class	136,908	137,729	146,252	2.2
Other	6,134	8,604	7,392	0.1
Total residential mortgage-backed securities	440,014	494,541	475,485	7.1
Commercial mortgage-backed securities	510,629	533,517	559,160	8.3
Other asset-backed securities	568,039	603,314	579,113	8.6
Total	$1,518,682	$1,631,372	$1,613,758	24.0%

Mortgage and Asset-Backed Securities by Type

	December 31, 2014
	Amortized Cost	Par Value	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$291,569	$346,546	$316,556	4.7%
Pass-through	20,223	20,193	22,407	0.3
Planned and targeted amortization class	135,534	133,976	144,670	2.2
Other	6,281	9,019	7,901	0.1
Total residential mortgage-backed securities	453,607	509,734	491,534	7.3
Commercial mortgage-backed securities	485,934	506,091	530,695	7.9
Other asset-backed securities	508,090	546,440	521,261	7.8
Total	$1,447,631	$1,562,265	$1,543,490	23.0%

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

Our direct exposure to the Alt-A home equity and subprime first-lien sectors is limited to investments in structured securities collateralized by senior tranches of residential mortgage loans. We also have a partnership interest in two funds at September 30, 2015 and at December 31, 2014, that own securities backed by Alt-A home equity, subprime first-lien and adjustable rate mortgage collateral. The funds are reported as securities and indebtedness of related parties in our consolidated balance sheets with a fair value of $11.0 million at September 30, 2015 and $14.2 million at December 31, 2014.

Mortgage- and Asset-Backed Securities by Collateral Type

	September 30, 2015			December 31, 2014
	Amortized Cost	Carrying Value	Percent of Fixed Maturities	Amortized Cost	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Government agency	$207,290	$225,299	3.4%	$206,397	$223,478	3.3%
Prime	127,227	138,149	2.1	127,434	139,954	2.1
Alt-A	141,632	153,446	2.3	160,111	174,230	2.6
Subprime	75,194	71,451	1.1	72,132	69,421	1.0
Commercial mortgage	510,629	559,160	8.3	485,934	530,695	7.9
Non-mortgage	456,710	466,253	6.9	395,623	405,712	6.1
Total	$1,518,682	$1,613,758	24.1%	$1,447,631	$1,543,490	23.0%

The mortgage- and asset-backed securities can be summarized into three broad categories: residential, commercial and other asset-backed securities.

Residential Mortgage-Backed Securities by Collateral Type and Origination Year

	September 30, 2015
	Government & Prime		Alt-A		Subprime		Total
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2015-2008	$193,975	$207,995	$142	$142	$—	$—	$194,117	$208,137
2007	25,996	30,892	22,658	23,932	—	—	48,654	54,824
2006	15,625	18,568	23,947	27,662	—	—	39,572	46,230
2005	9,836	11,272	6,029	6,480	938	925	16,803	18,677
2004 and prior	71,175	76,456	69,693	71,161	—	—	140,868	147,617
Total	$316,607	$345,183	$122,469	$129,377	$938	$925	$440,014	$475,485

	December 31, 2014
	Government & Prime		Alt-A		Subprime		Total
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2014-2008	$169,261	$181,427	$260	$261	$—	$—	$169,521	$181,688
2007	27,881	33,557	26,052	27,232	—	—	53,933	60,789
2006	18,004	21,248	25,318	30,301	—	—	43,322	51,549
2005	10,969	12,560	6,278	6,928	912	921	18,159	20,409
2004 and prior	88,941	95,158	79,731	81,941	—	—	168,672	177,099
Total	$315,056	$343,950	$137,639	$146,663	$912	$921	$453,607	$491,534

Residential Mortgage-Backed Securities by NAIC Designation and Equivalent Rating

		September 30, 2015		December 31, 2014
NAIC Designation	Equivalent Rating	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$445,601	93.7%	$455,505	92.7%
2	BBB	9,309	2.0	10,944	2.2
3	BB	14,736	3.1	13,065	2.7
4	B	5,826	1.2	12,006	2.4
5	CCC	13	—	14	—
	Total	$475,485	100.0%	$491,534	100.0%

Commercial Mortgage-Backed Securities by Origination Year

	September 30, 2015		December 31, 2014
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2015	$47,589	$49,388	$—	$—
2014	131,846	144,904	131,365	140,872
2013	28,753	30,062	28,732	29,409
2011	95,849	106,468	95,935	103,485
2010 and prior	206,592	228,338	229,902	256,929
Total	$510,629	$559,160	$485,934	$530,695

Commercial Mortgage-Backed Securities by NAIC Designation and Equivalent Rating

		September 30, 2015		December 31, 2014
NAIC Designation	Equivalent Rating	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	GNMA	$364,212	65.1%	$324,315	61.1%
1	FNMA	14,109	2.5	14,110	2.7
1	AAA, AA, A
	Generic	97,010	17.3	91,035	17.2
	Super Senior	12,819	2.3	19,725	3.7
	Mezzanine	11,547	2.1	17,528	3.3
	Junior	17,900	3.2	20,097	3.8
	Total AAA, AA, A	139,276	24.9	148,385	28.0
2	BBB	31,106	5.6	32,904	6.2
3	BB	8,309	1.5	8,493	1.6
4	B	2,148	0.4	2,488	0.4
	Total	$559,160	100.0%	$530,695	100.0%

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

The AAA, AA and A-rated commercial mortgage-backed securities are broken down into categories based on subordination levels. Rating agencies disclose subordination levels, which measure the amount of credit support that the bonds (or tranches) have from subordinated bonds (or tranches). Generic is a term used for securities issued prior to 2005. The super senior securities have subordination levels greater than 27%, the mezzanine securities have subordination levels in the 17% to 27% range and the junior securities have subordination levels in the 9% to 16% range. Also included in the commercial mortgage-backed securities are military housing bonds totaling $125.3 million at September 30, 2015 and $120.5 million at December 31, 2014. These bonds are used to fund the construction of multi-family homes on United States military bases. The bonds are backed by a first mortgage lien on residential military housing projects.

Other Asset-Backed Securities by Collateral Type and Origination Year

	September 30, 2015
	Government & Prime		Alt-A		Subprime		Non-Mortgage		Total
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2015	$—	$—	$—	$—	$—	$—	$115,942	$116,720	$115,942	$116,720
2014	—	—	—	—	—	—	113,095	113,838	113,095	113,838
2013	—	—	—	—	—	—	50,977	51,386	50,977	51,386
2012	—	—	—	—	—	—	88,572	89,896	88,572	89,896
2011	—	—	—	—	—	—	13,176	13,231	13,176	13,231
2010 and prior	17,910	18,265	19,163	24,069	74,256	70,526	74,948	81,182	186,277	194,042
Total	$17,910	$18,265	$19,163	$24,069	$74,256	$70,526	$456,710	$466,253	$568,039	$579,113

Other Asset-Backed Securities by Collateral Type and Origination Year

	December 31, 2014
	Government & Prime		Alt-A		Subprime		Non-Mortgage		Total
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2014	$—	$—	$—	$—	$—	$—	102,612	102,405	$102,612	$102,405
2013	—	—	—	—	—	—	60,296	60,600	60,296	60,600
2012	—	—	—	—	—	—	115,851	117,975	115,851	117,975
2011	—	—	—	—	—	—	16,736	16,942	16,736	16,942
2010 and prior	18,775	19,482	22,472	27,567	71,220	68,500	100,128	107,790	212,595	223,339
Total	$18,775	$19,482	$22,472	$27,567	$71,220	$68,500	$395,623	$405,712	$508,090	$521,261

Other Asset-Backed Securities by NAIC Designation and Equivalent Rating

		September 30, 2015		December 31, 2014
NAIC Designation	Equivalent Ratings	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$484,113	83.6%	$457,154	87.7%
2	BBB	51,515	8.9	32,664	6.3
3	BB	14,478	2.5	11,400	2.2
4	B	9,100	1.6	1,561	0.3
5	CCC	7,289	1.3	6,400	1.2
6	In or near default	12,618	2.1	12,082	2.3
	Total	$579,113	100.0%	$521,261	100.0%

State, Municipal and Other Government Securities

State, municipal and other government securities totaled $1,445.3 million, or 21.5% of total fixed maturities, at September 30, 2015, and $1,447.5 million, or $21.6% of total fixed maturities at December 31, 2014 and include investments in general obligation, revenue and municipal housing bonds. Our investment strategy is to utilize municipal bonds in addition to corporate bonds, as we believe they provide additional diversification and have historically low default rates compared with similarly rated corporate bonds. We evaluate the credit strength of the underlying issues on both a quantitative and qualitative basis, excluding insurance, prior to acquisition. The majority of the municipal bonds we hold are investment grade credits without consideration of insurance. Our municipal bonds are well diversified by type and geography with the top exposure being water and sewer revenue bonds. We do not hold any Puerto Rico-related bonds, which has been in the news given its financial issues. Exposure to the state of Illinois and municipalities within the state accounted for 1.7% of our total fixed maturities at September 30, 2015. As of September 30, 2015, our Illinois-related portfolio holdings were rated investment grade, and were trading at 108.1% of amortized cost. Our municipal bond exposure had an average rating of Aa2/AA and our holdings were trading at 109.6% of amortized cost at September 30, 2015.

Equity Securities

Equity securities totaled $120.5 million at September 30, 2015 and $112.6 million at December 31, 2014. Gross unrealized gains totaled $5.1 million and gross unrealized losses totaled $1.4 million at September 30, 2015. At December 31, 2014, gross unrealized gains totaled $5.9 million and gross unrealized losses totaled $0.7 million on these securities. The unrealized losses were primarily attributable to nonredeemable perpetual preferred securities from issuers in the financial sector. See Note 2 to our consolidated financial statements for further discussion regarding our analysis of unrealized losses related to these securities.

Mortgage Loans

Mortgage loans totaled $694.1 million at September 30, 2015 and $629.3 million at December 31, 2014. Our mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. The total number of commercial mortgage loans outstanding was 156 at September 30, 2015 and 146 at December 31, 2014. In the first nine months of 2015, new loans ranged from $1.9 million to $10.2 million in size, with an average loan size of $6.1 million, an average loan term of 15 years and an average yield of 4.22%. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. The majority of our mortgage loans amortize principal, with 2.2% that are interest only loans at September 30, 2015. At September 30, 2015, the average loan-to-value of the current outstanding principal balance using the most recent appraised value was 56.1% and the weighted average debt service coverage ratio was 1.6 based on the results of our 2014 annual study. See Note 2 to our consolidated financial statements for further discussion regarding our mortgage loans.

Asset-Liability Management

Our asset-liability management program includes (i) designing and developing products that encourage persistency and help ensure targeted spreads are earned and, as a result, create a stable liability structure, and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of our insurance liabilities. The weighted average life of the fixed maturity and mortgage loan portfolio based on fair values was approximately 10.9 years at September 30, 2015 and 10.6 years at December 31, 2014. The effective duration of the fixed maturity and mortgage loan portfolios backing our annuity products was 6.0 years at September 30, 2015 and 5.9 years at December 31, 2014. The effective duration of our annuity liabilities was approximately 6.5 years at September 30, 2015 and 6.4 years at December 31, 2014. While it can be difficult to maintain asset and liability durations that are closely matched in a dynamic environment, we have identified various strategies that can be implemented if duration mismatches exceed acceptable tolerances.

Other Assets

Deferred acquisition costs increased 32.5% to $292.5 million at September 30, 2015, primarily due to a $66.8 million decrease in the impact of the change in net unrealized appreciation on fixed maturity securities during the period. Assets held in separate accounts decreased 9.6% to $617.2 million primarily due to market performance on the underlying investment portfolios. Cash and cash equivalents decreased 57.4% to $32.6 million primarily due to payment of a special $2.00 per share dividend on common stock in the first quarter of 2015 and normal fluctuations in timing of payments made and received.

Liabilities

Future policy benefits increased 3.6% to $6,343.2 million at September 30, 2015, primarily due to an increase in the volume of annuity and life business in force. Liabilities related to separate accounts decreased 9.6% to $617.2 million primarily due to the impact of changes in market performance. Deferred income taxes decreased 25.6% to $153.0 million primarily due to the tax impact of the change in unrealized appreciation/depreciation on investments.

Stockholders' Equity

As discussed in Note 6 to our consolidated financial statements, stockholders' equity was impacted by capital deployment actions during the first quarter of 2015. We paid a special cash dividend of $2.00 per share on Class A and Class B common stock and increased our regular quarterly dividend by 14% to $0.40 per share during March 2015.

Our stockholders' equity decreased 6.8% to $1,167.3 million at September 30, 2015, compared to $1,252.8 million at December 31, 2014, primarily due to the change in unrealized appreciation of fixed maturity securities during the period and dividends paid, partially offset by net income.

At September 30, 2015, FBL's common stockholders' equity was $1,164.3 million, or $46.99 per share, compared to $1,249.8 million, or $50.57 per share, at December 31, 2014. Included in stockholders' equity per common share is $6.84 at September 30, 2015 and $10.46 at December 31, 2014 attributable to accumulated other comprehensive income.

Liquidity and Capital Resources

Cash Flows

During the first nine months of 2015, our operating activities generated cash flows totaling $143.4 million, consisting of net income of $82.6 million adjusted for non-cash operating revenues and expenses netting to $60.8 million. We used cash of $267.4 million in our investing activities during the 2015 period. The primary uses were $856.3 million of investment acquisitions, mostly in fixed maturity securities, partially offset by $566.0 million in sales, maturities and repayments of investments. Our financing activities provided cash of $80.0 million during the 2015 period. The primary financing source was $476.7 million in receipts from interest sensitive products credited to policyholder account balances, which was partially offset by $316.9 million for return of policyholder account balances on interest sensitive products and $79.4 million for dividends paid to stockholders.

Sources and Uses of Capital Resources

Parent company cash inflows from operations consist primarily of fees that it charges various subsidiaries and affiliates for management of their operations, expense reimbursements and tax settlements from subsidiaries and affiliates, proceeds from the exercise of employee stock options, investment income and dividends from subsidiaries, if declared and paid. Revenue sources for the parent company during the nine months ended September 30, 2015 included management fees from subsidiaries and affiliates totaling $6.1 million and dividends of $37.5 million. Cash outflows are principally for salaries, taxes and other expenses related to providing management services, dividends on outstanding stock, stock repurchases and interest on our parent company debt.

As discussed in Note 6 to our consolidated financial statements, we have periodically taken advantage of opportunities to repurchase our outstanding Class A common stock through Class A common stock repurchase plans approved by our Board of Directors. There was $39.0 million remaining available for repurchases at September 30, 2015 under the current $50 million Class A common stock repurchase plan. Under this plan, we repurchased 66,904 shares for $3.7 million during the nine months ended September 30, 2015. Completion of this program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

Interest payments on our debt totaled $3.6 million for the nine months ended September 30, 2015 and September 30, 2014. Interest payments on our debt outstanding at September 30, 2015 are estimated to be $1.2 million for the remainder of 2015.

Farm Bureau Life's cash inflows primarily consist of premiums; deposits to policyholder account balances; income from investments; sales, maturities and calls of investments; and repayments of investment principal. Farm Bureau Life's cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, current operating expenses and dividends. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. Continuing operations and financing activities from Farm Bureau Life relating to interest sensitive products provided funds totaling $303.4 million for the nine months ended September 30, 2015 and $300.0 million for the prior year period.

Farm Bureau Life's ability to pay dividends to the parent company is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. At December 31, 2014, Farm Bureau Life’s statutory unassigned surplus was $418.5 million. There are certain additional limits on the amount of dividends that may be paid within a year without approval of the Insurance Division, Department of Commerce of the State of Iowa (the Iowa Insurance Division) as discussed in Note 7 to our consolidated financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K. During the remainder of 2015, the maximum amount legally available for distribution to the parent company without further regulatory approval is $60.3 million. However, due to the timing of dividend payments during the prior 12 months, the maximum dividend available to be paid without further regulatory approval during the period from September 30, 2015 to December 19, 2015 is $15.3 million.

We paid regular cash dividends on our common and preferred stock during the nine-month period ended September 30 totaling $29.9 million in 2015 and $26.1 million in 2014. In addition, we paid a special $2.00 per common share cash dividend on March 26, 2015 totaling $49.5 million. It is anticipated that quarterly cash dividend requirements for 2015 will be $0.0075 per Series B preferred share and $0.40 per common share. The level of common stock dividends are analyzed quarterly and are dependent upon our capital and liquidity positions. In addition, alternative uses of excess capital may impact future dividend levels. Assuming these quarterly dividend rates, the common and preferred dividends would total approximately $9.9 million for the remainder of 2015. The parent company expects to have sufficient resources and cash flows to meet its interest and dividend payments throughout 2015. The parent company had available cash and investments totaling $63.3 million at September 30, 2015. FBL Financial Group, Inc. expects to rely on available cash resources, dividends from Farm Bureau Life and management fee income to make dividend payments to its stockholders and interest payments on its debt. We had no material commitments for capital expenditures as of September 30, 2015.

We manage the amount of capital held by our insurance subsidiaries to ensure we meet regulatory requirements. State laws specify regulatory actions if an insurer's risk-based capital (RBC) ratio, a measure of solvency, falls below certain levels. The NAIC has a standard formula for annually assessing RBC based on the various risk factors related to an insurance company's capital and surplus, including insurance, business, asset and interest rate risks. The insurance regulators monitor the level of RBC against a statutory "authorized control level" RBC at which point regulators have the option to assume control of the insurance company. The company action level RBC is 200% of the authorized control level and is the first point at which any action would be triggered. Our adjusted capital and RBC is reported to our insurance regulators annually based on formulas which may be revised throughout the year. We estimate our adjusted capital and RBC quarterly; however, these estimates may differ from annual results should the regulatory formulas change. As of September 30, 2015, our statutory total adjusted capital is estimated at $651.2 million, resulting in a RBC ratio of 564%, based on company action level capital of $115.5 million.

On a consolidated basis, we anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally-generated funds. However, there can be no assurance that future experience regarding benefits and surrenders will be similar to historic experience since benefits and surrender levels are influenced by such factors as the interest rate environment, our financial strength ratings, the economy and other factors that impact policyholder behavior. Farm Bureau Life is a member of the FHLB, which provides a source for additional liquidity, if needed. This membership allows us to utilize fixed or floating rate advances offered by the FHLB and secured by qualifying collateral. Our total capacity to utilize such advances is impacted by multiple factors including the market value of eligible collateral, our level of statutory admitted assets and excess reserves and our willingness or capacity to hold activity-based FHLB common stock.

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

Our internal control over financial reporting changes from time-to-time as we modify and enhance our systems and processes to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. While changes have taken place in our internal controls during the quarter ended September 30, 2015, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

The following table sets forth issuer purchases of equity securities for the quarter ended September 30, 2015.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2015 through July 31, 2015	38,743	$55.96	38,743	$40,533,393
August 1, 2015 through August 31, 2015	24,716	55.84	24,716	$39,153,341
September 1, 2015 through September 30, 2015	3,445	56.01	3,445	$38,960,397
Total	66,904	$55.92

Activity in this table represents Class A common shares repurchased by the Company in connection with the repurchase plan announced February 20, 2014, which will expire on March 31, 2016. The plan authorizes us to make repurchases of Class A common stock in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. Completion of the program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares, if any, that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

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
101+#
Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language) from FBL Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 as follows: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Financial Statements

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

Date: November 3, 2015

FBL FINANCIAL GROUP, INC.

By	/s/ James P. Brannen
James P. Brannen
Chief Executive Officer (Principal Executive Officer)

By	/s/ Donald J. Seibel
Donald J. Seibel
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)