Form 10-K
period 2015-12-31
FBL FINANCIAL GROUP INC
filed 2016-03-03
CIK 1012771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
(Mark one)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of June 30, 2015, the aggregate market value of the registrant's Class A Common Stock and Class B Common Stock held by non-affiliates of the registrant was $563,127,749 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Title of each class	Outstanding at March 1, 2016
Class A Common Stock, without par value	24,812,839
Class B Common Stock, without par value	11,413
DOCUMENTS INCORPORATED BY REFERENCE
Document	Parts Into Which Incorporated
Proxy statement for annual shareholders meeting on May 18, 2016	Part III

(This page has been left blank intentionally.)

FBL FINANCIAL GROUP, INC.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2015

PART I.
	Cautionary Statement Regarding Forward Looking Information	1
Item 1.	Business	2
Item 1A.	Risk Factors	14
Item 1B.	Unresolved Staff Comments	20
Item 2.	Properties	20
Item 3.	Legal Proceedings	20
Item 4.	Mine and Safety Procedures	21

PART II.
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	21
Item 6.	Selected Consolidated Financial Data	23
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	55
Item 8.	Consolidated Financial Statements and Supplementary Data	56
	Management's Report on Internal Control Over Financial Reporting	56
	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	56
	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	57
	Consolidated Balance Sheets	58
	Consolidated Statements of Operations	60
	Consolidated Statements of Comprehensive Income	61
	Consolidated Statements of Changes in Stockholders' Equity	61
	Consolidated Statements of Cash Flows	62
	Notes to Consolidated Financial Statements	64
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	112
Item 9A.	Controls and Procedures	112
Item 9B.	Other Information	113

PART III.

The information required by Items 10 through 14 is incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2015.

PART IV.
Item 15.	Exhibits and Financial Statement Schedules	114

	SIGNATURES	116

	Report of Independent Registered Public Accounting Firm on Schedules	117
	Schedule I - Summary of Investments - Other than Investments in Related Parties	118
	Schedule II - Condensed Financial Information of Registrant	119
	Schedule III - Supplementary Insurance Information	123
	Schedule IV - Reinsurance	125

(This page has been left blank intentionally.)

Cautionary Statement Regarding Forward Looking Information

This Form 10-K includes statements relating to anticipated financial performance, business prospects, new products and similar matters. These statements and others, which include words such as "expect," "anticipate," "believe," "intend" and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. A variety of factors could cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These forward-looking statements are based on assumptions which we believe to be reasonable; however, no assurance can be given that the assumptions will prove to be correct. We undertake no obligation to update any forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include but are not limited to the following.

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

See Part 1A, Risk Factors, for additional information.

PART I

ITEM 1. BUSINESS

General

FBL Financial Group, Inc. (we or the Company) sells individual life insurance and annuity products principally under the consumer brand name Farm Bureau Financial Services. This brand identity is represented by the distribution channel of our subsidiary Farm Bureau Life Insurance Company (Farm Bureau Life). In addition, in the state of Colorado, we offer life and annuity products through Greenfields Life Insurance Company (Greenfields Life). As of December 31, 2015, these distribution channels consisted of 1,849 exclusive agents and agency managers, who sell our products in the Midwestern and Western sections of the United States.

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

FBL Financial Group, Inc. Business and Distribution Channels

FBL Financial Group, Inc.

COMPANY	Farm Bureau Life Insurance Company	Greenfields Life Insurance Company	Farm Bureau Property & Casualty Insurance Company and Western Agricultural Insurance Company
RELATIONSHIP	Wholly-owned subsidiary	Subsidiary of Farm Bureau Life (Wholly-owned)	Managed by FBL Financial Group. Underwriting results do not impact FBL Financial Group's results
BRAND
DISTRIBUTION	1,837 exclusive Farm Bureau agents and agency managers	New company in 2013; 12 exclusive agents and agency managers	1,188 exclusive Farm Bureau agents and agency managers (included under the 1,837 Farm Bureau Life agents)
PRODUCTS	A comprehensive line of life insurance, annuity and investment products	A comprehensive line of life insurance, annuity and investment products	A full line of personal and commercial property-casualty insurance products
TERRITORY	14 Midwestern and Western states	Colorado	Arizona, Iowa, Kansas, Minnesota, Nebraska, New Mexico, South Dakota and Utah

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

Because of their multi-line nature, our agents focus on cross-selling life insurance products to customers who already own a property-casualty policy issued by our property-casualty company partners. For example, in the eight-state region where we manage the affiliated property-casualty insurance companies and related field force (Arizona, Iowa, Kansas, Minnesota, Nebraska, New Mexico, South Dakota and Utah), 24% of our property-casualty policyholders also own a Farm Bureau Life annuity or life product. We are considered among the best-in-industry in cross-sell rates. This percentage is and has historically been higher than the industry average for multi-line exclusive agents, which is 12% according to the most recent research by the Life Insurance and Market Research Association (LIMRA). We believe there is further opportunity for growth from cross-selling as 70% of Farm Bureau members in the eight-state region have a Farm Bureau property-casualty insurance product, while only 21% of Farm Bureau members in the eight-state region have a life insurance product with us.

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

This business strategy and sales model results in deep customer engagement and long-term customer relationships. Our agents are often viewed as the go-to person for all the insurance needs of their customers. As a result, while we underwrite the majority of the life and annuity products available for sale by our agents, we broker products sold by other carriers when we do not have the expertise, ratings or scale to compete efficiently in the marketplace. Examples of brokered products include variable products, long-term care insurance, health insurance and last survivor life policies. We earn fees from the sale of brokered products, a portion of which is passed on to the agents as commissions for the underlying sales.

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

Our target market is Farm Bureau members and "Middle America." We traditionally have been very strong in rural and small town markets and also have a growing presence in small and mid-metro markets. This target market represents a relatively financially conservative and stable customer base. The financial needs of our target market tend to focus on security, insurance needs and retirement savings.

Affiliation with Farm Bureau

Many of our customers are members of Farm Bureau organizations affiliated with the American Farm Bureau Federation (American Farm Bureau). The American Farm Bureau is the nation's largest grassroots farm and ranch organization and has a current membership of 6.0 million member families. In order to market insurance products in a given state using the "Farm Bureau" and "FB" designations, related trademarks and service marks, a company must have an agreement with the state's Farm Bureau organization. Generally, these marketing rights have only been granted to companies owned by or closely affiliated with Farm Bureau organizations. For each of the states in our Farm Bureau marketing territory, we have the right to use the "Farm Bureau" name and "FB" logo for marketing life insurance and investment products. There are approximately 700,000 member families in the states where we have rights to the Farm Bureau name, brand and logo.

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

We have royalty agreements with each state Farm Bureau organization in our Farm Bureau marketing territory giving us the right to use the Farm Bureau and FB designations in that particular state. Each state Farm Bureau organization in our Farm Bureau territory could terminate our right to use the Farm Bureau designations in that particular state without cause at the conclusion of the royalty agreements. The royalties paid to a particular state Farm Bureau organization are based on the sale of our products in the respective state. For 2015, royalty expense totaled approximately $2.3 million.

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

Our life insurance and investment products are available for sale to both members and non-members. Property-casualty products sold by the property-casualty insurance companies affiliated with Farm Bureau are available for sale to Farm Bureau members. Annual Farm Bureau memberships in our marketing territory average $64 and are available to individuals, families, partnerships or corporations.

We have service agreements with all of our property-casualty company partners in our marketing area, pursuant to which the property-casualty companies provide certain services, which include recruiting and training the shared agency force that sells both property-casualty products for that company and life products for us. The service agreements have expiration dates through December 31, 2022. In 2015, we paid $9.9 million for the services provided under these agreements.

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

Royalty and property-casualty agreements vary in term and expiration date as shown below.

Royalty and Property-Casualty Service Agreements by State
State	Property-Casualty Service Agreement Expiration Date	Royalty Agreement Expiration Date	Percent of 2015 First Year Premiums Collected
Iowa	December 31, 2016	December 31, 2033	27.4%
Kansas	December 31, 2016	December 31, 2033	15.7
Oklahoma	December 31, 2022	December 31, 2022	10.2
Wyoming	December 31, 2021	December 31, 2021	6.8
Nebraska	December 31, 2016	December 31, 2033	6.2
Minnesota	December 31, 2016	December 31, 2033	5.2
Montana	December 31, 2021	December 31, 2021	4.9
Arizona	December 31, 2016	December 31, 2033	4.5
Idaho	December 31, 2021	December 31, 2021	4.2
Wisconsin	December 31, 2020	December 31, 2020	4.0
Utah	December 31, 2016	December 31, 2033	3.8
New Mexico	December 31, 2016	December 31, 2033	3.1
South Dakota	December 31, 2016	December 31, 2033	1.4
Colorado	December 31, 2021	Not applicable	0.8
North Dakota	December 31, 2021	December 31, 2021	0.7
Other	Not Applicable	Not Applicable	1.1
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

In the multi-line states where we manage the Farm Bureau affiliated property-casualty companies, our agents are supervised by agency managers employed by Farm Bureau Property & Casualty Insurance Company. There are 1,188 agents and managers in our multi-line states. These agents market a full range of our life insurance and annuity products. They also market products for the property-casualty companies that we manage. These agents are supported by 1,201 sales associates who assist them and provide a variety of support in the sales process. We are responsible for product and sales training for all lines of business in our multi-line states.

In our life partner states, our life insurance and annuity products are marketed by agents that we share with our property-casualty company partners in that state. There are 661 agents and managers in our life partner states. These agents market our life and annuity products and market the property-casualty products of that state's affiliated property-casualty company. We are responsible for training the agency force in life insurance products and sales methods in our life partner states.

Sales activities of our agents focus on personal contact and on cross-selling life and annuity products to the existing property-casualty customers. The Farm Bureau name recognition and access to Farm Bureau membership leads to additional customers, cross-selling of additional insurance products and increased retention.

The focus of agency managers is to recruit, train, supervise and retain agents to achieve high production levels of profitable business. Agency manager compensation has historically been comprised of 1) overwrite commissions, which vary according to the productivity level and persistency of business of the agents managed and 2) a reward related to the attainment of sales goals. We are transitioning to a compensation program comprised of salary and a performance-based component, which compensates for attainment of distribution and sales goals. This new compensation structure more closely aligns with the requirements of the agency manager role and offers a financial incentive that aligns with the strategic priorities of growing both agency scale and productivity.

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

We have a variety of incentives and recognition programs to focus agents on production of quality life insurance business. Some recognition programs and incentives are jointly conducted with the property-casualty companies. These programs provide significant incentives for the most productive agents. Approximately 13% of our agents and agency managers qualify for our primary annual incentive trip. Agent recruiting, training, financing and compensation programs are designed to develop a productive agent for the long term.

In order to increase an agent's opportunity for success and increase retention, in 2014 we changed how we train new agents. We introduced a reserve agent program in which the agent completes a training program that can take up to three months and achieves certain production minimums on a part-time basis before being contracted as a full-time agent. This program gives us and the agent an opportunity to assess whether the candidate is expected to have a successful long-term career as our agent. The reserve agent program, along with distribution initiatives focused on new agent financing, centralized training, a quality recruiting/selection process and a strong field leadership team have strengthened our distribution and improved agent retention. Our one-year agent retention increased to 92% in 2015 from 78% for 2014. Our four-year agency force retention rate for 2015 was approximately 34%.

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

Premiums Collected - Annuity Segment

	Year ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Individual fixed rate
First year	$137,015	$104,713	$115,815
Renewal	100,594	105,742	111,562
Individual index - first year	90,869	78,795	23,364
Group	9,414	8,781	8,725
Total Annuity	$337,892	$298,031	$259,466

Annuity premiums collected increased in 2015 primarily due to limited offerings of a 4-year guarantee annuity in the latter half of 2015 and continued strong sales of our index annuity product, which was introduced in 2012. Beginning in 2012, we suspended sales of certain products and reduced agent commission rates on certain products where it was difficult to achieve profitability targets during this period of low market interest rates. We have placed renewed emphasis on sales of products with low guaranteed crediting rates. The amount of traditional annuity premiums collected is highly dependent upon the relationship between the current crediting rates on our products and the perceived security of our products compared to those of competing products. Average crediting rates on our individual deferred annuity contracts were 2.81% in 2015, 2.91% in 2014 and 2.97% in 2013. Traditional annuity premiums collected in our Farm Bureau market territory in 2015 were concentrated primarily in the states of Iowa (28%), Kansas (22%) and Oklahoma (9%).

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

In addition to FPDAs, we also market single premium deferred annuities (SPDA) and single premium immediate annuity (SPIA) products which feature a single premium paid when the contract is issued. Benefit payments and the surrender charge structure on SPDA contracts are similar to other fixed rate annuities. Benefit payments on SPIAs begin immediately after the issuance of the contract. Sales of the SPIA products are currently suspended due to the low interest rate environment.

Approximately 38% of our existing individual traditional annuity business, based on account balances, is held in qualified retirement plans. For the deferred annuity products, to further encourage persistency, a surrender charge is imposed against the policyholder's account balance for early termination of the annuity contract within a specified period after its effective date. The surrender charge structure varies by product, but typically starts at 6% to 10% and decreases 1% to 2% per year until it reaches 0%.

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

Withdrawal Rates

Withdrawal rates (excluding death benefits) for our individual deferred annuities were 4.0% for 2015, 4.6% for 2014 and 5.1% for 2013. We believe the competitive environment, due to the low level of market interest rates, has favorably impacted the level of withdrawal rates in these periods.

Interest Crediting Policy

We have a rate setting committee that meets monthly, or more frequently if required, to review and establish current period interest rates based upon existing and anticipated investment opportunities. This applies to new sales and to annuity products after an initial guaranteed period. We examine earnings on assets by portfolio. We then establish rates based on each product's target spread and competitive market conditions at the time. Most of our annuity contracts have guaranteed minimum crediting rates. These rates range from 1.00% to 5.50%, with a weighted average guaranteed crediting rate of 2.33% at December 31, 2015 and 2.43% at December 31, 2014. The weighted average interest rate guarantees on annuity contracts issued during 2015 was 1.00%.

Index Annuities

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

Interest Crediting Rates Compared to Guarantees - Annuity Segment

Liabilities at
December 31, 2015
(Dollars in thousands)
Fixed rate annuities:
Greater than or equal to 100 basis points over guarantee	$491,892
50 basis points to 99 basis points over guarantee	368,202
1 basis point to 49 basis points over guarantee	67,338
At guaranteed rate	1,840,385
Index annuities	231,397
Non-discretionary rate setting products	551,150
Total interest sensitive product liabilities	$3,550,364

In Force - Annuity Segment

	December 31,
	2015	2014	2013
	(Dollars in thousands)
Number of contracts	53,319	52,938	53,252
Interest sensitive reserves	$3,550,364	$3,370,109	$3,172,598
Other insurance reserves	370,326	372,244	376,879

Life Insurance Segment

We sell a variety of traditional and universal life insurance products through our exclusive agency force. The Life Insurance segment consists of whole life, term life and universal life policies. These policies provide benefits upon the death of the insured and may also allow the customer to build cash value on a tax-deferred basis.

Premiums Collected - Life Insurance Segment

	For the year ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Universal life:
First year	$25,006	$36,446	$70,470
Renewal	67,676	63,684	57,693
Total	92,682	100,130	128,163
Participating whole life:
First year	14,533	11,264	11,909
Renewal	97,030	97,483	96,532
Total	111,563	108,747	108,441
Term life and other:
First year	11,710	11,282	11,352
Renewal	91,748	86,103	79,941
Total	103,458	97,385	91,293
Total Life Insurance	307,703	306,262	327,897
Reinsurance ceded	(26,700)	(24,164)	(20,423)
Total Life Insurance, net of reinsurance	$281,003	$282,098	$307,474

Life premiums collected were lower in 2015 and 2014, compared to the prior year, primarily due to changes in our universal life product in late 2013. Life insurance premiums collected in our market territory in 2015 were concentrated primarily in the states of Iowa (24%), Kansas (15%) and Oklahoma (9%).

Traditional Life Insurance

We offer traditional participating whole life insurance products. Participating whole life insurance provides benefits for the life of the insured. It provides level premiums and a level death benefit and requires payments in excess of mortality costs in early years to offset increasing mortality costs in later years. Under the terms of these policies, policyholders have a right to participate in our surplus to the extent determined by Farm Bureau Life, generally through annual dividends. Participating business accounted for 35% of life receipts from policyholders during 2015 and represented 12% of life insurance in force at December 31, 2015.

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

We introduced an indexed universal life policy in 2015. Our product provides life insurance protection with flexible premium payments and provides a death benefit with cash accumulation. The premium is paid into a holding account and once it is fully funded with a year's worth of policy charges, the excess value is transferred into an indexed segment that earns interest based on the percentage change in the S&P 500. A quarterly review is conducted to determine whether the holding account contains 12 months worth of policy charges. We purchase one-year call options on the S&P 500 to fund the indexed segment credits. Interest on each of the indexed segments is credited annually on a point-to-point basis. After any annual earned interest is credited to an indexed segment, the money is transferred back to the holding account where it can become eligible for a new indexed segment. Positive interest credit is subject to a cap. If the ending index value is less than the initial index value, the interest credit will be zero.

Underwriting

We follow formal underwriting standards and procedures designed to properly assess and quantify life insurance risks before issuing policies to individuals. To implement these procedures, we employ an underwriting staff of 13 underwriters who have an average of 20 years of experience in the insurance industry.

Our underwriters review each application, which is prepared under the supervision of our agents, and supported by any required testing and records: blood, urine or oral fluid testing, paramedical/physicians examinations, motor vehicle or pharmacological inspection reports and medical records. We generally begin employing blood, oral fluid or urine testing (including HIV antibody testing) whenever the applicant is at least 18 and at face amounts of at least $50,000. Additional underwriting requirements and inspection reports are required as either the face amount or the age of the proposed insured increases. Based on the results of these tests, we may adjust the mortality charge or decline coverage completely.

We also have an automated process for handling select term policies only available between ages 18 to 60 and for face amounts of $20,000 to $100,000. When using our automated underwriting guidelines we evaluate the medical history provided by the applicant and information received from three service providers. Based on the evaluation against our automated underwriting guidelines, we may adjust the mortality charge or decline coverage.

Generally, tobacco use by a life insurance applicant within the preceding one-year period results in a substantially higher mortality charge. In accordance with industry practice, material misrepresentation on a policy application can result in the cancellation of the policy upon the return of any premiums paid.

Interest Crediting and Participating Dividend Policy

The interest crediting policy for our life insurance products is the same as for our traditional annuity products in the Annuity segment. See "Interest Crediting Policy" under the Annuity Segment discussion. We pay dividends, credit interest and determine other nonguaranteed elements on the individual insurance policies depending on the type of product. Some elements, such as dividends, are generally declared for a year at a time. Interest rates and other nonguaranteed elements are determined based on experience as it emerges and with regard to competitive factors. Weighted average contractual credited rates on our universal life contracts were 3.90% in 2015, 3.99% in 2014 and 4.11% in 2013. Our universal life contracts have guaranteed minimum crediting rates that range from 1.00% to 4.50%, with a weighted average guaranteed crediting rate of 3.66% at December 31, 2015 and 3.70% at December 31, 2014.

Interest Crediting Rates of Interest Sensitive Life Products Compared to Guarantees - Life Insurance Segment

Liabilities at
December 31, 2015
(Dollars in thousands)
Discretionary rate setting products with minimum guarantees:
Greater than or equal to 100 basis points over guarantee	$3,804
50 basis points to 99 basis points over guarantee	145,559
At guaranteed rate	654,381
Non-discretionary rate setting products	59,928
Total interest sensitive product liabilities	$863,672
Impact of unrealized gains and losses	(4,090)
Interest sensitive reserves	$859,582

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

In Force - Life Insurance Segment

	December 31,
	2015	2014	2013
	(Dollars in thousands, except face amounts in millions)
Number of policies - traditional life	365,029	362,519	358,924
Number of policies - universal life	62,661	62,020	61,250
Face amounts - traditional life	$47,490	$45,295	$42,866
Face amounts - universal life	6,616	6,436	6,190
Traditional insurance reserves	1,818,245	1,750,822	1,679,942
Interest sensitive reserves	859,582	824,964	774,614

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

We previously issued our own variable products, but in 2010 discontinued underwriting new sales. The existing in force business remains on our books and we continue to administer this business. Variable premiums collected from prior sales were $63.8 million in 2015, $66.1 million in 2014 and $68.3 million in 2013. During 2010, we began selling variable products underwritten by another insurance company with variable product expertise. We earn fees from the sale of these brokered products, which are reported as other income, and we are not responsible for administering this business. A portion of these revenues is passed on to our agents as commissions for the underlying sales.

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

Primary Reinsurers as of December 31, 2015

Reinsurer	A.M. Best Rating	Amount of In Force Ceded	Reserve Credit
		(Dollars in millions)
Swiss Re Life & Health America Inc.	A+	$6,342.9	$24.8
RGA Reinsurance Company	A+	4,244.8	27.9
SCOR Global Life USA Reinsurance Company	A	2,427.0	11.0
All other (11 reinsurers)*	A- to A++	1,248.7	7.3
Total		$14,263.4	$71.0

*
All other includes Scottish Re, which is not rated by A.M. Best. New business with Scottish Re was terminated in early 2007, following difficulties at that company and related ratings downgrades. As of December 31, 2015, $292.4 million of in force was ceded to Scottish Re. Scottish Re continues to meet its reinsurance obligation with us in a normal fashion.

In addition, we have an annual 100% quota share accidental death reinsurance agreement. Coverage includes all acts of terrorism including those of a nuclear, chemical or biological origin. Coverage is subject to an annual aggregate retention by us of $14.1 million.

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

A.M. Best has 16 financial strength ratings assigned to insurance companies, which currently range from A++ (Superior) to S (Suspended). A.M. Best's issuer credit ratings range from aaa (exceptional) to d (in default). A + or - may be appended to ratings from aa to ccc to indicate relative position within a category. A rating of bbb- or above is considered investment grade. As of the date of this filing, A.M. Best has the life/annuity industry on a stable rating outlook.

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

Employees

At December 31, 2015, we had 1,637 employees. A majority of our employees, including the executive officers, also provide services to Farm Bureau Property & Casualty Insurance Company and other affiliates pursuant to management agreements. None of our employees are members of a collective bargaining unit.

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
A key component of our financial results is the spread earned (the investment yield we earn less the crediting rates we pay to our policyholders). A narrowing of spreads would adversely affect operating results. Although we have the right to adjust interest crediting rates on a portion of our business in force, changes to crediting rates may not be sufficient to maintain targeted investment spreads in all economic and market environments. Our ability to lower crediting rates is subject to contractual minimum crediting rate guarantees. In addition, competition and other factors, including the potential for increases in surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid the narrowing of spreads under certain market conditions.
Conversely, in periods of rapidly increasing interest rates, surrenders and withdrawals may increase as policyholders seek financial instruments with higher investment returns, commonly referred to as disintermediation. This may lead to net cash outflows and the resulting liquidity demands may require us to sell investments when the prices of those assets are adversely affected by the increase in interest rates, which may result in realized investment losses.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risks of Financial Instruments" for further discussion of our interest rate risk exposure and information regarding our asset-liability management program.
Difficult conditions in the financial markets and the economy may materially adversely affect our business and results of operations.

Our results of operations are materially affected by conditions in the economy and financial markets. Below-average global growth and low market interest rates continue to challenge the life insurance and annuity industry. While the U.S. economy continues to expand at a moderate pace, growth is slowing across much of the rest of the global economy. In the financial markets, liquidity, corporate profitability and modest economic growth continue to support fundamental credit quality. However, challenging economic conditions outside of the U.S. and strong demand for U.S. assets have restrained interest rates broadly, challenging growth in investment income and resulting in declining portfolio investment yields across the life insurance and annuity industry.
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
Capital requirements depend on factors including the rate of sales growth of our products, aggregate reserve levels and the levels of risks in our insurance products and invested assets. In order to meet these capital requirements, we may need to increase or maintain Farm Bureau Life's statutory capital and surplus through additional financings, which could include debt, equity or other transactions.
Adverse capital market conditions may affect the availability and cost of borrowed funds, thereby ultimately impacting our profitability and ability to support or grow our businesses. Without sufficient capital, we could be forced to curtail certain of our operations, and our business could suffer. Actions we might take to access financing may in turn cause rating agencies to reevaluate our ratings.
We manage our capital level to be consistent with statutory and rating agency requirements. As of December 31, 2015, we estimate that Farm Bureau Life has sufficient capital to meet our rating objectives. However, this capital may not be sufficient if significant future losses are incurred and access to additional capital is limited.

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
Certain market sectors may become dislocated during and after periods of volatile and illiquid market conditions, increasing the difficulty in valuing certain instruments, as trading becomes less frequent and/or market data less observable. As a result, certain valuations may require greater estimation and judgment as well as more complex valuation methods. These values may not ultimately be realizable in a market transaction, and such values may change rapidly as market conditions change and valuation assumptions are modified.
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

Particularly in the event of a major downturn in economic activity, we are subject to the risk that issuers of fixed maturity securities, other debt securities and commercial mortgage borrowers, will default on principal and interest payments. As of December 31, 2015, we held $6.6 billion of fixed income securities, $0.2 billion of which represented below-investment grade holdings. Of these below-investment grade holdings, 91.4% were acquired as investment grade holdings but, as of December 31, 2015, had been downgraded to below investment grade. An increase in defaults on our fixed maturity securities and commercial mortgage loan portfolios could harm our financial strength and reduce our profitability.

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

The amount of dividends we have available to pay our common shareholders is limited to a certain extent by the amount of dividends our primary operating subsidiary, Farm Bureau Life, is able to pay to its parent, FBL Financial Group, Inc. Farm Bureau Life's ability to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. At December 31, 2015, Farm Bureau Life’s statutory unassigned surplus was $469.6 million. There are certain additional limits to the amount of dividend that may be paid within a year without approval of the Insurance Division, Department of Commerce of the State of Iowa (the Iowa Insurance Division) as discussed in Note 7 to our consolidated financial statements included in Item 8. During 2016, the maximum amount available for distribution to FBL Financial Group, Inc. from Farm Bureau Life without regulatory approval is $100.0 million.

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
We are subject to statutes and regulations in various states in which our life insurance subsidiaries operate. Insurance regulation is different in each state, but is similar in that it is intended to provide safeguards for policyholders, agents, insurance companies and their holding companies. State insurance regulators oversee matters relating to the business of life insurance and annuities, such as sales practices, policy forms, claims practices, types and amounts of investments, reserve adequacy, insurer solvency, minimum amounts of capital and surplus, transactions with related parties, changes in control and payment of dividends. They continually examine existing laws and regulations, and may recommend or make changes as they see appropriate.

Our variable insurance products, investment advisors, broker/dealer and certain licensed agents who are also registered representatives and investment advisor representatives are subject to regulation by the Securities and Exchange Commission (SEC), state securities regulators (in most states where they are authorized to do business) and the Financial Industry Regulatory Authority (FINRA).

As noted above, through adoption by law in states where we do business, our life insurance subsidiaries are subject to the NAIC's RBC requirements. These guidelines are used by state insurance regulators as an early warning tool to identify deteriorating or weakly capitalized insurance companies for the purpose of initiating regulatory action. Our life insurance subsidiaries also may be required under solvency or guarantee laws of most states in which they do business, to pay assessments up to certain prescribed limits to fund policyholder losses for insolvent insurance companies.

Although the federal government does not directly regulate the business of insurance, our company is subject to the same federal laws as other corporations, including, but not limited to pension regulation, discrimination, financial services regulation, securities regulation and federal taxation. Any one of these regulatory schemes can significantly affect the insurance business. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time. The Dodd-Frank Act of 2010 established the Federal Insurance Office (FIO) within the Department of Treasury to collect information about the insurance industry, recommend prudential standards and represent the U.S. in dealings with foreign insurance regulators. We continue to monitor the activities of the FIO, NAIC and the state insurance regulators.

As part of the Dodd-Frank Act, many key rules have yet to be finalized, some of which might have an impact on insurers. The regulatory framework at the state and federal level applicable to our insurance products is evolving and could affect the design of our products and our ability to sell certain products. Any changes in these laws and regulations could materially and adversely affect our business, financial condition or results of operations.

Our investment management subsidiary is an SEC-registered investment advisor. This entity manages the investment portfolios for certain non-affiliated organizations, as well as oversees financial advisory services provided by our agent force. Our registered separate accounts are themselves highly regulated under the Investment Company Act. In addition, our broker-dealer subsidiary is registered with the SEC and is subject to regulation under the Exchange Act and various state securities laws, and is a member of and subject to regulation by FINRA. Registered representatives sell variable products and mutual funds through our broker/dealer subsidiary and are regulated by FINRA and state securities regulators. The failure of our broker-dealer subsidiary and registered representatives to acquire and maintain required securities registrations and comply with SEC and FINRA regulations could materially impact our business reputation and subject the company to financial penalties.

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

During the second quarter of 2015, the U.S. Department of Labor (DOL) proposed regulations addressing when a person providing investment advice with respect to certain employee benefit plans or individual retirement accounts (IRA) is considered a fiduciary under the Employee Retirement Income Security Act and the Internal Revenue Code. The proposed regulations offer a very broad definition of fiduciary investment advice which includes services currently offered to some of our customers with such plans or IRAs. The DOL has also proposed a new set of prohibited transaction exemptions (PTEs) and amendments to existing PTEs to permit certain common fee and compensation practices to continue. Under the proposal the agents who sell fixed annuities and the registered representatives who sell variable annuities or investment products for use in certain employee benefit plans or IRAs, could subject themselves and one or more of our companies to additional disclosures, reporting, record keeping and other regulatory requirements. It is not uncommon for our customers to utilize products we offer in such plans and the proposals could have an adverse impact on our operations. It is uncertain if the proposals will be adopted in their current form and the impact of the proposed regulations on our organization is uncertain at this time.

Cyber attacks, system security risks, data protection breaches and other technology failures could adversely affect our business and results of operations.
A technology failure could occur and potentially disrupt our business, damage our reputation and adversely affect our profitability. Our information technology systems are subject to computer viruses or other malicious codes, unauthorized access or cyber attacks. The administrative and technical controls and other preventive actions we take to reduce the risk of cyber incidents and protect our information technology systems may be insufficient to prevent physical and electronic break-ins, cyber attacks or other security breaches to our computer systems. In addition, disruptions or breaches could occur as a result of natural disasters, man-made disasters, epidemic/pandemic, industrial accident, blackout, criminal activity, technological changes or events, terrorism or other unanticipated events beyond our control. Any compromise of the security of our technology systems that results in the inappropriate disclosure of personally identifiable customer information could damage our reputation, expose us to litigation and require us to incur significant technical, legal and other expenses. While the company has insurance intended to provide coverage from certain losses related to such incidents and a variety of preventative security measures such as risk management, information protection, disaster recovery and business continuity plans, we cannot predict the method or outcome of every possible cyber incident. Unanticipated problems with our systems or recovery plans could have a material adverse impact on our ability to conduct business, our results of operations and our financial position.

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
Deferred acquisition costs (DAC) include certain direct costs of successfully acquiring new insurance business, including commissions and other expenses related to the production of new business, to the extent recoverable from future policy revenues and gross profits. Bonus interest credited to contracts during the first policy year is also included. We amortize these costs over the expected lives of the contracts. We test the DAC recorded on our consolidated balance sheet to determine if these amounts are recoverable under current assumptions. In addition, we regularly review the estimates and assumptions underlying DAC for those products for which we amortize DAC in proportion to gross profits. Given changes in facts and circumstances, these tests and reviews could lead to reductions in DAC that could have an adverse effect on the results of our operations and our financial condition. Increases in actual or expected future withdrawals or surrenders or decreases in expected future investment returns, which are more likely in a severe economic recession, would result in an acceleration of DAC amortization. In addition, significant or sustained equity and bond market declines could result in an acceleration of DAC amortization related to variable annuity and variable universal life contracts.

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
Farm Bureau Life's business relies significantly upon the maintenance of our right to use the Farm Bureau and FB trade names and related trademarks and service marks which are controlled by the American Farm Bureau and state Farm Bureau organizations. See discussion under "Item 1. Business - Marketing and Distribution - Affiliation with Farm Bureau" for information regarding these relationships and circumstances under which our access to the Farm Bureau membership base and use of the "Farm Bureau" and "FB" designations could be terminated. The loss of the right to use these designations in a key state or states could have a material adverse effect on operating results.

Our relationship with Farm Bureau organizations could result in conflicts of interests.
Our business and operations are interrelated to a degree with that of the American Farm Bureau and its affiliates, and state Farm Bureau organizations and their affiliates. The Company and its wholly owned subsidiary, Farm Bureau Life, share common directors with the state Farm Bureau organizations and their affiliates. Farm Bureau Life has written agreements with the state Farm Bureau organizations which cover the use of the Farm Bureau name and logo in their respective states. Farm Bureau Life also has written service agreements with affiliates of these state Farm Bureau organizations covering the management of our shared distribution in those states. Negotiation and approval of those agreements may give rise to conflicts of interest for those who serve on the boards of directors of both parties to such agreements. Conflicts could also arise with respect to other business dealings among the parties.
The Company and its wholly owned subsidiary, Farm Bureau Life, have comparable agreements with Farm Bureau Property & Casualty Insurance Company. With respect to those agreements, in addition to individuals who serve as directors on the boards of both companies, the Company, Farm Bureau Life and Farm Bureau Property & Casualty Insurance Company have common executive management, which may give rise to conflicts of interest for those executives.
Changes in federal tax laws may affect sales of our products and profitability.
The annuity and life insurance products that we market generally offer income tax advantages to policyholders as compared to other savings instruments, such as certificates of deposit and taxable bonds. Current federal income tax law allows for the deferral of income tax on the earnings during the accumulation period of certain annuity or insurance policies, as opposed to the current taxation of other savings instruments. In addition, life insurance death benefits are generally exempt from income tax. Legislation eliminating this tax deferral or tax exemption, or changes to reduce the taxation of competing products, could adversely affect our financial position and results of operations.
Congress has from time to time considered legislation that would increase the amount of income tax expense incurred by insurance companies, including proposals to reduce the deduction for dividends received on assets held in separate accounts to support variable products. Reduction or elimination of federal tax credits for low-income housing and disallowing deductions for certain executive compensation have also been discussed as a potential means to reduce federal budget deficits. To the extent legislation were enacted that includes any of these items, we would incur additional income tax expense, thereby reducing earnings. Additionally, the amount of tax currently due could be accelerated significantly by provisions modifying the tax treatment of life insurance reserves, policy acquisition costs, depreciation and market discount on bonds. The likelihood of enactment of any of these proposals and any adverse consequences they may cause us is uncertain.
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
Our business is dependent upon effective technology for interacting with employees, agents, policyholders, vendors, third parties and investors. It is crucial to our business to reach a large number of people and secure, store and provide sizable amounts of information. If we do not maintain adequate systems to reflect technological advancements, we could experience adverse consequences including inadequate pricing, underwriting and reserving decisions, regulatory problems, security breaches or litigation exposure. This could adversely affect our relationships and ability to do business with our clients and make it difficult to attract new customers.
Our business strategy involves providing customers with easy-to-use products and systems to meet their needs, and our information systems require an ongoing commitment of resources to maintain current standards. We are continuously enhancing and updating our systems to keep pace with changes in information processing technology, evolving industry and regulatory standards, threats and customer demands. A failure to provide customers with information systems they need to conduct business with us could negatively impact relationships with our customers.
Our business is dependent, in part, upon third-party software and services for some of the above-listed technology needs. If one of our third-party vendors is unable to provide the service we require, there could be adverse impact on our ability to meet our customer, agent, reporting, regulatory and other operational needs.
Our success is dependent on protecting, maintaining and enhancing the effectiveness of existing systems, as well as continuing to buy or build information systems that support our business processes in a cost-effective manner. An inability to provide and maintain effective information technology systems could adversely impact our results of operations and financial condition.
We face risks relating to litigation, including the costs of such litigation, management distraction and the potential for damage awards, which may adversely impact our business.
We are occasionally involved in litigation, both as a defendant and as a plaintiff. In addition, state regulators such as the Iowa Insurance Division, and federal regulators such as the SEC, FINRA, DOL and the Internal Revenue Service, are entitled to make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, tax laws, the Employee Retirement Income Security Act of 1974 and laws governing the activities of broker-dealers. Companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims. Moreover, we are subject to the risks of errors and misconduct by our exclusive agents, such as fraud, non-compliance with policies and recommending transactions that are not suitable for particular customers. While we are currently not a party to any lawsuit that we believe will have a material adverse effect on our business, financial condition or results of operations, there can be no assurance that any litigation will not have such an effect, whether financially, through distraction of our management or otherwise.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal operations are conducted from property leased from a subsidiary of the Iowa Farm Bureau Federation under a 10 year operating lease that expires in 2021, with automatic five-year extensions unless terminated by one of the parties at least six months prior to the expiration date. Currently, the property leased primarily consists of approximately 141,000 square feet of a 400,000 square foot office building in West Des Moines, Iowa. We consider the current facilities to be adequate for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

Information required for Item 3 is incorporated by reference from the discussion in Note 10 to our consolidated financial statements included in Item 8.

ITEM 4. MINE AND SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Market and Dividend Information

The Class A common stock of FBL Financial Group, Inc. is traded on the New York Stock Exchange under the symbol FFG. The following table sets forth the cash dividends per common share and the high and low prices of FBL Financial Group Class A common stock as reported in the consolidated transaction reporting system for each quarter of 2015 and 2014.

Class A Common Stock Data (per share)	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
2015
High	$62.54	$63.24	$62.64	$69.80
Low	51.97	55.50	53.80	59.25
Dividends declared and paid	2.40	0.40	0.40	0.40
2014
High	$44.85	$47.27	$47.65	$58.72
Low	36.22	41.87	42.28	43.76
Dividends declared and paid	0.35	0.35	0.35	0.35

Special Dividends

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

Other Information

As of January 28, 2016, there were approximately 6,400 holders of Class A common stock and 21 holders of record of Class B common stock.

Class B common stockholders receive dividends at the same rate as that declared on Class A common stock. We intend to declare regular quarterly cash dividends in the future, subject to the discretion of the Board of Directors, which depends in part upon general business conditions, legal restrictions and other factors the Board of Directors deems relevant. It is anticipated that the quarterly dividend rate for 2016 will increase to $0.42 per share and a special dividend of $2.00 per common share will be paid in the first quarter of 2016.

For restrictions on dividends, see "Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources" included in Item 7.

Comparison of Five-Year Total Return

Total Return Performance
FBL Financial Group, Inc.
S&P 500
S&P 500 Life & Health Insurance Index
Index Value
280
250
220
190
160
130
100
70
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15

	Period Ending
	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
FBL Financial Group, Inc.	$100.00	$119.78	$121.98	$169.11	$225.74	$263.09
S&P 500 Index	100.00	102.11	118.45	156.82	178.28	180.75
S&P 500 Life & Health Insurance Index	100.00	79.29	90.86	148.53	151.42	141.87

Source: SNL Financial LC

The performance graph shows a comparison of the cumulative total return over the past five years of our Class A common stock, the S&P 500 Index and the S&P 500 Life and Health Insurance Index. The graph plots the changes in value of an initial $100 investment, assuming reinvestment of dividends.

Issuer Purchases of Equity Securities

We had no issuer purchases of equity securities for the quarter ended December 31, 2015. We have $39.0 million available under a stock repurchase plan announced on February 20, 2014, which will expire on March 31, 2016. It is anticipated that a new $50.0 million plan will be authorized upon expiration of the current plan, remaining open through March 31, 2018. The plan authorizes us to make repurchases of Class A common stock in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. Completion of the program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares, if any, that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

	As of or for the year ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands, except per share data)
Consolidated Statement of Income Data
Interest sensitive product charges	$114,584	$109,770	$111,575	$101,410	$97,103
Traditional life insurance premiums	190,956	183,300	180,944	175,086	168,519
Net investment income	391,149	382,082	370,651	361,324	343,310
Realized gains (losses) on investments	10,489	2,938	13,555	452	(8,296)
Total revenues	722,809	692,939	691,231	655,540	618,337

Income from continuing operations	113,473	109,869	108,393	82,796	52,209
Loss from discontinued operations	—	—	—	(2,939)	(11,464)
Net income	$113,473	$109,869	$108,393	$79,857	$40,745

Earnings per common share:
Income from continuing operations	$4.55	$4.42	$4.25	$3.01	$1.69
Income (loss) from discontinued operations	—	—	—	(0.11)	(0.37)
Earnings per common share	$4.55	$4.42	$4.25	$2.90	$1.32
Earnings per common share - assuming dilution:
Income from continuing operations	$4.53	$4.39	$4.21	$2.97	$1.67
Income (loss) from discontinued operations	—	—	—	(0.10)	(0.37)
Earnings per common share - assuming dilution	$4.53	$4.39	$4.21	$2.87	$1.30

Cash dividends (1)	$3.6000	$1.4000	$2.5200	$0.4000	$0.2875
Weighted average common shares outstanding - assuming dilution	25,016,483	25,016,244	25,774,415	27,838,548	31,215,023

Consolidated Balance Sheet Data
Total investments	$7,722,753	$7,680,970	$7,040,002	$7,160,650	$6,397,195
Assets held in separate accounts	625,257	683,033	693,955	618,809	603,903
Total assets	9,132,004	9,064,408	8,461,323	8,417,726	8,109,368
Long-term debt	97,000	97,000	97,000	147,000	146,968
Total liabilities	7,997,530	7,811,526	7,416,532	7,205,479	6,906,939
Total stockholders' equity (2)	1,134,474	1,252,882	1,044,791	1,212,247	1,202,429
Book value per common share (2)	45.61	50.57	42.08	47.47	39.13

Notes to Selected Consolidated Financial Data

(1)	Dividends in 2015 and 2013 include a special $2.00 per share cash dividend to Class A and B common shareholders.

(2)
Amounts are impacted by accumulated other comprehensive income totaling $114.5 million in 2015, $258.4 million in 2014, $119.1 million in 2013, $289.9 million in 2012, and $177.8 million in 2011. These amounts are net of deferred income taxes and other adjustments for assumed changes in deferred acquisition costs, unearned revenue reserve, value of insurance in force acquired and policyholder liabilities.

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

We analyze operations by reviewing financial information regarding our primary products that are aggregated in Annuity and Life Insurance product segments. In addition, our Corporate and Other segment includes various support operations, corporate capital and other product lines that are not currently underwritten by the Company. We analyze our segment results based on pre-tax operating income, which excludes the impact of realized gains and losses on investments and changes in net unrealized gains and losses on derivatives that are included in net income. Operating income is not a measure used in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP), but is a common industry measure of performance since realized gains and losses on investments and the change in unrealized gains and losses on derivatives can fluctuate greatly from year to year. A view of our operating performance without the impact of these items enhances the analysis of our results, although it should not be viewed as a substitute for net income as a measure of financial performance. See Note 13 to our consolidated financial statements included in Item 8 for further information regarding how we define our segments and operating income.

We also include within our analysis “premiums collected,” another measure which is not used in financial statements prepared in accordance with GAAP, but is a common industry measure of agent productivity. See Note 13 to our consolidated financial statements included in Item 8 for further information regarding this measure and its relationship to GAAP revenues.

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

Economic and other environmental factors which may impact our business include, but are not limited to, the following:

•	Gross Domestic Product increased at an annual rate of 2.4% during 2015 based on recent estimates.

•	U.S. unemployment was estimated to be 5.0% at year-end 2015.

•	Global excess capacity has led to oversupply in energy and other commodity industries causing price declines and reduced revenues for producers.

•	U.S. net farm income is estimated to have decreased 38.2% and farm real estate value is estimated to have decreased 1.6% during 2015 according to the U.S. Department of Agriculture.

•	The U.S. 10-year Treasury yield increased during 2015 from 2.17% at December 31, 2014 to 2.27% at December 31, 2015.

•	Continued uncertainty as to actions the United States Congress will take to address the national debt, including potential actions to change the tax advantages of life insurance.

•
The Department of Labor recently proposed to expand an insurance company's fiduciary responsibilities for sales of insurance products to be used in retirement plans. See Part 2, Item 1A for further discussion of this proposal.

The benchmark 10-year U.S. Treasury yield rose during the year, while credit spreads also increased. However, market yields remain low and this continues to negatively impact our investment yields as well as the interest we credit on our interest sensitive products. Our average investment portfolio yield declined during 2015 as yields on new acquisitions were generally lower than the average portfolio yield. As a result we proactively reduced customer crediting rates on certain annuity and universal life products during 2015. While low crediting rates pose challenges to maintaining attractive annuity and universal life products, our rates are comparable to other insurance companies, allowing us to maintain our competitive position within the market. We continue to reassess the future profitability of our interest-sensitive products as future profit expectations impact the valuation of deferred policy acquisition costs. During 2014 and 2015 we unlocked assumptions used to amortize deferred policy acquisition costs to reflect the expectation of lower earned spread rates, primarily driven by the expected continuation of low market interest rates. We experienced a decrease in the fair value of our fixed maturity security portfolio in 2015 due to the increase in market yields. See the segment discussion and “Financial Condition” section that follows for additional information regarding the impact of low market interest rates on our business.

Results of Operations for the Three Years Ended December 31, 2015

	Year ended December 31,			Change over prior year
	2015	2014	2013	2015	2014
	(Dollars in thousands, except per share data)
Pre-tax operating income:
Annuity segment	$69,950	$65,056	$63,592	8%	2%
Life Insurance segment	53,146	51,521	48,814	3%	6%
Corporate and Other segment	11,668	22,865	22,172	(49)%	3%
Total pre-tax operating income	134,764	139,442	134,578	(3)%	4%
Income taxes on operating income	(29,876)	(32,401)	(33,985)	(8)%	(5)%
Operating income	104,888	107,041	100,593	(2)%	6%

Realized gains/losses on investments (1)	8,498	1,786	8,206	376%	(78)%
Change in net unrealized gains/losses on derivatives (1)	141	1,114	(241)	(87)%	(562)%
Net income attributable to FBL Financial Group, Inc.	$113,527	$109,941	$108,558	3%	1%

Operating income per common share - assuming dilution	$4.19	$4.27	$3.90	(2)%	9%

Earnings per common share - assuming dilution	$4.53	$4.39	$4.21	3%	4%

Effective tax rate on operating income	22%	23%	25%

Average invested assets, at amortized cost	$7,276,929	$6,932,914	$6,723,601	5%	3%
Annualized yield on average invested assets	5.55%	5.61%	5.74%
Impact on operating income of unlocking deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and certain product reserves, net of tax	$(257)	$(1,531)	$280	(83)%	(647)%

(1)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred acquisition costs, value of insurance in force acquired and income taxes attributable to these items.

Our operating income decreased in 2015, compared to 2014, primarily due to increases in death benefits and expenses, partially offset by the impact of an increase in the volume of business in force and higher investment fee income. Operating income increased in 2014, compared to 2013, primarily due to the impact of an increase in the volume of business in force, higher investment fee income and lower expenses, partially offset by the impact of unlocking assumptions used in the calculation of amortization of deferred acquisition costs and the value of insurance in force. Net income in 2015, compared to 2014, was also impacted by an increase in net realized gains, partially offset by a decrease in net unrealized gains/losses on derivatives. Net income in 2014, compared to 2013, was also impacted by a decrease in net realized gains from investment sales, partially offset by an increase in net unrealized gains/losses on derivatives.

Earnings per share from continuing operations benefited from the repurchase of Class A common shares in 2014 and 2013, as well as a tender offer for Class B common shares completed in the third quarter of 2013. Details regarding the share repurchases are included in Note 7 to the consolidated financial statements included in Item 8.

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

Annuity Segment

	Year ended December 31,			Change over prior year
	2015	2014	2013	2015	2014
	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges and other income	$2,524	$1,927	$1,236	31%	56%
Net investment income	209,896	201,550	196,303	4%	3%
Total operating revenues	212,420	203,477	197,539	4%	3%

Benefits and expenses:
Interest sensitive product benefits	110,356	105,669	102,308	4%	3%
Underwriting, acquisition and insurance expenses:
Commissions net of deferrals	1,874	2,039	2,554	(8)%	(20)%
Amortization of deferred acquisition costs	9,658	10,477	9,422	(8)%	11%
Amortization of value of insurance in force	946	2,314	907	(59)%	155%
Other underwriting expenses	19,636	17,922	18,756	10%	(4)%
Total underwriting, acquisition and insurance expenses	32,114	32,752	31,639	(2)%	4%
Total benefits and expenses	142,470	138,421	133,947	3%	3%
Pre-tax operating income	$69,950	$65,056	$63,592	8%	2%

Other data
Annuity premiums collected, direct	$337,892	$298,031	$259,466	13%	15%
Policy liabilities and accruals, end of period	3,920,690	3,742,353	3,549,477	5%	5%
Average invested assets, at amortized cost	3,967,972	3,751,062	3,576,316	6%	5%
Investment fee income included in net investment income (1)	9,015	6,047	5,544	49%	9%
Average individual annuity account value	2,696,987	2,534,411	2,399,395	6%	6%

Earned spread on individual annuity products:
Weighted average yield on cash and invested assets	5.54%	5.67%	5.83%
Weighted average interest crediting rate	2.78%	2.88%	2.95%
Spread	2.76%	2.79%	2.88%

Individual annuity withdrawal rate	4.0%	4.6%	5.1%

(1)	Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our payment speed assumptions.

Pre-tax operating income for the Annuity segment increased in 2015 and 2014 compared to prior periods. The increase in 2015 was primarily due to higher spread income earned from an increase in the volume of business in force, higher investment fee income and a benefit from unlocking, partially offset by an increase in other underwriting expenses. The increase in 2014 was primarily due to higher spread income earned from an increase in the volume of business in force, partially offset by the impact of unlocking.

The average aggregate account value for individual annuity contracts in force increased in 2015 and 2014, compared to the prior periods, due to continued sales and the crediting of interest. Continued growth in our business in force contributes to the increase in revenues and expenses. The increase in other underwriting expenses in 2015 was also due to a $0.5 million increase in defined benefit plan expense primarily due to settlement charges and the impact of changes in pension assumptions. Premiums collected increased in 2015 compared to 2014 due to increased sales of fixed rate deferred annuity and indexed annuity products. Premiums collected increased in 2014 compared to 2013 primarily due to increased sales of indexed annuity products. Individual fixed rate deferred annuity collected premiums were $237.6 million in 2015, $210.5 million in 2014 and

$227.4 million in 2013. Indexed annuity collected premiums were $90.9 million in 2015, $78.8 million in 2014 and $23.4 million in 2013.

The Annuity segment also includes advances on our funding agreements with the Federal Home Loan Bank of Des Moines (FHLB). Outstanding funding agreements totaled $366.4 million at December 31, 2015, $362.9 million at December 31, 2014 and $322.3 million at December 31, 2013.

Amortization of deferred acquisition costs and the value of insurance in force changed in 2015 and 2014, compared to prior year periods, due to changes in actual and expected profits on the underlying business. Amortization, as well as reserves held on certain products, also changed due to the impact of unlocking. Unlocking generally reflects changes in our projected earned spreads, withdrawal and mortality assumptions. The impact of unlocking on pre-tax operating income was as follows:

Impact of Unlocking on Pre-tax Operating Income

	Year ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Amortization of deferred acquisition costs	$1,419	$197	$1,630
Amortization of value of insurance in force acquired	(52)	(1,645)	(194)
Changes in certain product reserves reported in interest sensitive product benefits	(722)	—	—
Increase (decrease) to pre-tax operating income	$645	$(1,448)	$1,436
The weighted average yield on cash and invested assets for individual annuities decreased in 2015 and 2014, compared to the prior periods, primarily due to lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, compared with the average existing portfolio yield, partially offset by continued higher investment fee income. See the "Financial Condition" section which follows for additional information regarding the yields obtained on investment acquisitions. Weighted average interest crediting rates on our individual annuity products decreased due to crediting rate actions taken in 2015 and 2014 in response to the declining portfolio yield and a change in the underlying product mix.

Life Insurance Segment

	Year ended December 31,			Change over prior year
	2015	2014	2013	2015	2014
	(Dollars in thousands)

Operating revenues:
Interest sensitive product charges and other income	$65,280	$60,960	$63,871	7%	(5)%
Traditional life insurance premiums	190,956	183,300	180,944	4%	1%
Net investment income	152,730	146,349	140,510	4%	4%
Total operating revenues	408,966	390,609	385,325	5%	1%

Benefits and expenses:
Interest sensitive product benefits:
Interest credited	33,251	32,488	31,329	2%	4%
Death benefits and other	44,066	43,481	40,070	1%	9%
Total interest sensitive product benefits	77,317	75,969	71,399	2%	6%
Traditional life insurance benefits:
Death benefits	87,686	68,987	70,705	27%	(2)%
Surrender and other benefits	28,586	30,577	35,118	(7)%	(13)%
Increase in traditional life future policy benefits	59,872	63,308	54,639	(5)%	16%
Total traditional life insurance benefits	176,144	162,872	160,462	8%	2%
Distributions to participating policyholders	11,828	12,012	13,319	(2)%	(10)%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	17,154	17,454	20,995	(2)%	(17)%
Amortization of deferred acquisition costs	14,364	15,594	15,760	(8)%	(1)%
Amortization of value of insurance in force	1,481	1,179	1,593	26%	(26)%
Other underwriting expenses	57,532	54,008	52,983	7%	2%
Total underwriting, acquisition and insurance expenses	90,531	88,235	91,331	3%	(3)%
Total benefits and expenses	355,820	339,088	336,511	5%	1%
Pre-tax operating income	$53,146	$51,521	$48,814	3%	6%

Life Insurance Segment - continued

	Year ended December 31,			Change over prior year
	2015	2014	2013	2015	2014
	(Dollars in thousands)
Other data
Life premiums collected, net of reinsurance	$281,003	$282,098	$307,474	—%	(8)%
Policy liabilities and accruals, end of period	2,677,827	2,575,786	2,454,556	4%	5%
Life insurance in force, end of period	54,106,365	51,730,819	49,055,900	5%	5%
Average invested assets, at amortized cost	2,686,230	2,549,750	2,396,368	5%	6%
Investment fee income included in net investment income (1)	4,664	1,696	1,854	175%	(9)%
Average interest sensitive life account value	791,352	760,755	703,538	4%	8%

Interest sensitive life insurance spread:
Weighted average yield on cash and invested assets	5.86%	5.86%	6.04%
Weighted average interest crediting rate	3.90%	3.99%	4.11%
Spread	1.96%	1.87%	1.93%

Life insurance lapse and surrender rates	5.6%	5.4%	5.5%

Death benefits, net of reinsurance and reserves released	$87,979	$73,521	$72,824	20%	1%

(1)	Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our payment speed assumptions.

Pre-tax operating income for the Life Insurance segment increased in 2015 and 2014 compared to prior periods. The increase in 2015 was primarily due to an increase in the volume of business in force, higher investment fee income and the impact of unlocking, partially offset by increases in death benefits and other underwriting expenses. The increase in 2014 was primarily due to an increase in the volume of business in force, partially offset by the impact of the correction of an immaterial error which increased pre-tax earnings by $2.8 million in 2013. This correction was related to a reclassification of certain product loads from deferred revenue to earned income and increased interest sensitive product charges $6.3 million, changes in reserves classified with interest sensitive death benefits $2.5 million and amortization of deferred acquisition costs $1.0 million.

Continued growth in our business in force contributes to the increase in revenues and expenses. The increase in other underwriting expenses in 2015 was also due to a $1.1 million increase in defined benefit plan expense primarily due to settlement charges and the impact of changes in pension assumptions.

Death benefits, net of reinsurance and reserves released, increased in 2015, compared with 2014, due to increases in the number of claims and the average size of claims. Death benefits, net of reinsurance and reserves released during 2014, remained level compared with 2013.

Amortization of deferred acquisition costs, the value of insurance in force and unearned revenue reserves changed in 2015 and 2014, compared to prior periods, due to changes in actual and expected profits on the underlying business. Amortization, as well as reserves held on certain interest sensitive products, also changed due to the impact of unlocking. Unlocking generally reflects changes in our projected earned spreads, policy lapses and mortality assumptions. The impact of unlocking on pre-tax operating income was as follows:

Impact of Unlocking on Pre-tax Operating Income

	Year ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Amortization of unearned revenue reserve reported in interest sensitive product charges and other income	$252	$309	$364
Amortization of deferred acquisition costs	2,567	(540)	(959)
Amortization of value of insurance in force acquired	—	235	—
Changes in certain product reserves reported in interest sensitive product benefits	74	(300)	300
Increase (decrease) to pre-tax operating income	$2,893	$(296)	$(295)

The weighted average yield on cash and invested assets for interest sensitive life insurance products remained level in 2015 and decreased in 2014, compared to prior year periods. Average yields in 2015 and 2014 were impacted by lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, compared with the average existing portfolio yield. The impact of lower yields on new investments in 2015 was offset by an increase in investment fee income from prepayment fees. See the "Financial Condition" section which follows for additional information regarding the yields obtained on investment acquisitions. Weighted average interest crediting rates on our interest sensitive life insurance products were impacted by crediting rate decreases taken on various products in 2015, 2014 and 2013 in response to the declining portfolio yield, partially offset by sales of products with higher crediting rates.

Corporate and Other Segment

	Year ended December 31,			Change over prior year
	2015	2014	2013	2015	2014
	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges	$46,519	$46,547	$46,093	—%	1%
Net investment income	31,214	31,913	35,843	(2)%	(11)%
Other income	15,899	15,186	14,839	5%	2%
Total operating revenues	93,632	93,646	96,775	—%	(3)%

Benefits and expenses:
Interest sensitive product benefits	32,346	29,470	30,183	10%	(2)%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	3,232	3,363	3,861	(4)%	(13)%
Amortization of deferred acquisition costs	11,316	6,929	5,170	63%	34%
Other underwriting expenses	6,584	6,669	6,638	(1)%	—%
Total underwriting, acquisition and insurance expenses	21,132	16,961	15,669	25%	8%
Interest expense	4,850	4,707	6,863	3%	(31)%
Other expenses	17,507	16,445	18,414	6%	(11)%
Total benefits and expenses	75,835	67,583	71,129	12%	(5)%
	17,797	26,063	25,646	(32)%	2%
Net loss attributable to noncontrolling interest	54	72	165	(25)%	(56)%
Equity loss, before tax	(6,183)	(3,270)	(3,639)	89%	(10)%
Pre-tax operating income	$11,668	$22,865	$22,172	(49)%	3%

Corporate and Other Segment - continued

	Year ended December 31,			Change over prior year
	2015	2014	2013	2015	2014
	(Dollars in thousands)
Other data
Average invested assets, at amortized cost	$622,727	$632,102	$750,918	(1)%	(16)%
Investment fee income included in net investment income (1)	471	1,613	366	(71)%	341%
Average interest sensitive life account value	341,136	333,216	322,344	2%	3%
Death benefits, net of reinsurance and reserves released	18,970	17,587	18,526	8%	(5)%
Estimated impact on pre-tax income from separate account performance on amortization of deferred acquisition costs	(2,148)	(540)	2,630	298%	(121)%

(1)	Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our prepayment speed assumptions.

Pre-tax operating income for the Corporate and Other segment decreased in 2015, compared to 2014, primarily due to increases in pre-tax equity loss and in the amortization of deferred acquisition costs from the impact of unlocking and market performance on our variable business. Pre-tax operating income increased in 2014, compared to 2013, primarily due to an increase in investment fee income and decreases in interest expense, other expenses and death benefits, partially offset by a decrease in net investment income and an increase in the amortization of deferred acquisition costs from the impact of market performance and profits on our variable business.

Death benefits net of reinsurance and reserves released increased in 2015 compared to 2014 due to increases in the number of claims and in the average claim size. Death benefits decreased in 2014 compared to 2013 due to decreases in the number of claims and in the average claim size.

Amortization of deferred acquisition costs and unearned revenue reserves changed in 2015 and 2014, compared to prior periods, primarily due to the impact of market performance in the separate accounts as well as the impact of unlocking in 2015 compared to 2014. Unlocking generally reflects changes in projected earned spreads and withdrawal and mortality assumptions. The impact of unlocking on pre-tax operating income for the three years was as follows:

Impact of Unlocking on Pre-tax Operating Income

	Year ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Amortization of unearned revenue reserve reported in interest sensitive product charges	$299	$(160)	$316
Amortization of deferred acquisition costs	(3,155)	(252)	(926)
Changes in certain product reserves reported in interest sensitive product benefits	(1,078)	(200)	(100)
Decrease to pre-tax operating income	$(3,934)	$(612)	$(710)

Other income and other expenses includes fees and expenses from sales of brokered products and operating results of our non-insurance subsidiaries, which include management, advisory, marketing and distribution services and leasing activities.

Equity loss, before tax, includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest. Given the timing of availability of financial information from our equity investees, we consistently use information that is as much as three months in arrears for certain of these entities. Several of these entities are investment companies whose operating results are derived primarily from unrealized and realized gains and losses generated by their investment portfolios. As is normal with these types of entities, the level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment, changes in prices of bond and equity securities held by the investment partnerships, timing and success of initial public offerings or exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures. Our low income housing tax credit investments generate pre-tax losses but after-tax gains as the related tax credits are realized. The timing of the realization of tax credits is subject to fluctuation from period to period due to the timing of housing project completions and the approval of tax credits. Equity income, net of related income taxes, was as follows:

Equity Income (Loss), Net of Related Income Taxes

	Year ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Equity income (loss):
Low income housing tax credit investments	$(7,022)	$(6,411)	$(6,273)
Other equity method investments	839	3,141	2,634
	(6,183)	(3,270)	(3,639)
Income taxes:
Taxes on equity income (loss)	2,164	1,164	1,274
Investment tax credits	13,542	12,209	9,775
Equity income, net of related income taxes	$9,523	$10,103	$7,410

Income Taxes on Operating Income

The effective tax rate on operating income was 22.2% for 2015, 23.2% for 2014 and 25.3% for 2013. The effective tax rates differ from the federal statutory rate of 35% primarily due to the impact of low income housing credits from equity method investees and tax-exempt interest and dividend income. The 2015 and 2014 effective tax rates decreased, compared to prior periods, primarily due to increases in tax credits from low income housing tax credit investments. See Note 5 to our consolidated financial statements included in Item 8 for additional information on income taxes.

Impact of Operating Income Adjustments on FBL Net Income

	Year ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Realized gains on investments	$10,489	$2,938	$13,555
Change in net unrealized gains/losses on derivatives	(114)	1,838	(1,695)
Change in amortization of:
Deferred acquisition costs	116	(307)	416
Value of insurance in force acquired	(9)	(7)	(65)
Unearned revenue reserve	(7)	(1)	42
Income tax offset	(1,836)	(1,561)	(4,288)
Net impact of operating income adjustments	$8,639	$2,900	$7,965

Summary of adjustments noted above after offsets and income taxes:
Realized gains/losses on investments	$8,498	$1,786	$8,206
Change in net unrealized gains/losses on derivatives	141	1,114	(241)
Net impact of operating income adjustments	$8,639	$2,900	$7,965
Net impact per common share - basic	$0.35	$0.12	$0.31
Net impact per common share - assuming dilution	$0.34	$0.12	$0.31
Income taxes on operating income adjustments on continuing operations are generally recorded at 35% as there are no permanent differences between book and taxable income relating to these adjustments. However, in 2015 income taxes on operating income adjustments included a $1.8 million tax benefit resulting from the disposition of an equity method investment, for which the carrying value consisted solely of nondeductible goodwill.

Realized Gains (Losses) on Investments

	Year ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Realized gains (losses) on investments:
Realized gains on sales	$13,014	$4,593	$18,507
Realized losses on sales	(1,952)	(833)	(2,540)
Total other-than-temporary impairment charges	(719)	(822)	(6,662)
Net realized investment gains	10,343	2,938	9,305
Non-credit losses included in other comprehensive income (loss)	146	—	4,250
Total reported in statements of operations	$10,489	$2,938	$13,555

The level of realized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments. See "Financial Condition - Investments" and Note 2 to our consolidated financial statements included in Item 8 for details regarding our unrealized gains and losses on available-for-sale securities at December 31, 2015 and 2014.

We monitor the financial condition and operations of the issuers of securities rated below investment grade and of the issuers of certain investment grade securities for which we have concerns regarding credit quality that could potentially be other than temporarily impaired. See additional details regarding write downs and our methodology for evaluating investments for other-than-temporary impairment in Notes 1 and 2 to our consolidated financial statements included in Item 8.

Investment Credit Impairment Losses Recognized in Net Income

	Year ended December 31,
	2015	2014	2013
	(Dollars in thousands)

Corporate securities:
Manufacturing	$—	$273	$—
Finance	—	—	421
Transportation	—	—	242
Residential mortgage-backed	363	—	618
Other asset-backed	—	156	156
Mortgage loans	—	—	804
Real estate and other	210	393	171
Total other-than-temporary impairment losses reported in net income	$573	$822	$2,412

Fixed maturity other-than-temporary credit losses for 2015 occurred in the residential mortgage-backed sector due to changes in the amount and timing of future cash flows resulting in a decline in the present value. An impairment charge was also recognized on a real estate investment due to an appraisal declining below our current carrying value.

Fixed maturity other-than-temporary credit losses for 2014 occurred in the manufacturing and other asset-backed sectors due to market valuation declines on securities we expected to sell in future periods. An impairment charge was also recognized on a real estate investment.

Fixed maturity other-than-temporary credit losses for 2013 were incurred in our residential mortgage-backed securities due to changes in the amount and timing of future cash flows resulting in a decline in the present value. Losses within our asset-backed securities and the transportation and finance sectors were due to our intent to reduce our exposure by selling all or a portion of these securities. Losses were also incurred on mortgage loans that were restructured.

Financial Condition

Investments

Our investment portfolio increased 0.5% to $7,722.8 million at December 31, 2015 compared to $7,681.0 million at December 31, 2014. The portfolio increased due to positive cash flows from operating and financing activities, offset by a reduction of $331.4 million of net unrealized appreciation of fixed maturities during 2015. Additional details regarding securities in an unrealized loss position at December 31, 2015 are included in the discussion that follows and in Note 2 to our consolidated financial statements included in Item 8. Details regarding investment impairments are discussed above in the "Realized Gains (Losses) on Investments" section under "Results of Operations."

We manage the investment portfolio to optimize risk-adjusted yield within the context of prudent asset-liability management. We evaluate multiple cash flow testing scenarios as part of this process. The Company's investment policy calls for investing primarily in high-quality fixed maturities and commercial mortgage loans.

Fixed Maturity Acquisitions Selected Information

	Year ended December 31,
	2015	2014
	(Dollars in thousands)
Cost of acquisitions:
Corporate	$430,200	$394,433
Mortgage- and asset-backed	283,963	345,928
United States Government and agencies	7,333	499
Tax-exempt municipals	47,317	10,522
Taxable municipals	107,894	27,705
Total	$876,707	$779,087
Effective annual yield	4.46%	4.54%
Credit quality
NAIC 1 designation	64.4%	67.1%
NAIC 2 designation	35.1%	32.9%
Non-investment grade	0.5%	—%
Weighted-average life in years	17.0	17.0

The table above summarizes selected information for fixed maturity purchases. The effective annual yield shown is the yield calculated to the "worst-call date." For non-callable bonds, the worst-call date is always the maturity date. For callable bonds, the worst-call date is the call or maturity date that produces the lowest yield. The weighted-average maturity is calculated using scheduled pay-downs and expected prepayments for amortizing securities. For non-amortizing securities, the weighted-average maturity is equal to the stated maturity date.

A portion of the securities acquired during 2015 and 2014 were acquired with the proceeds from advances on our funding agreements with the FHLB. The securities acquired to support these funding agreements often carry a lower average yield than securities acquired to support our other insurance products, due to the shorter maturity and relatively low interest rate paid on those advances. In addition, certain municipal securities acquired are exempt from federal income taxes, and accordingly have a higher actual return than reflected in the yields stated above. The average yield of the securities acquired, excluding the securities supporting the funding agreements and using a tax-adjusted yield for the municipal securities, was 4.70% in 2015 and 4.75% in 2014.

Investment Portfolio Summary

	December 31, 2015		December 31, 2014
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities - available for sale:
Public	$5,102,378	66.1%	$5,151,922	67.1%
144A private placement	1,278,017	16.5	1,245,474	16.2
Private placement	257,381	3.4	303,302	4.0
Total fixed maturities - available for sale	6,637,776	86.0	6,700,698	87.3
Equity securities	121,667	1.6	112,623	1.5
Mortgage loans	744,303	9.6	629,296	8.2
Real estate	1,955	—	3,622	—
Policy loans	185,784	2.4	182,502	2.4
Short-term investments	28,251	0.4	48,585	0.6
Other investments	3,017	—	3,644	—
Total investments	$7,722,753	100.0%	$7,680,970	100.0%

As of December 31, 2015, 96.5% (based on carrying value) of the available-for-sale fixed maturities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of December 31, 2015, no single non-investment grade holding exceeded 0.2% of total investments.

Credit Quality by NAIC Designation and Equivalent Rating

		December 31, 2015		December 31, 2014
NAIC Designation	Equivalent Rating (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$4,351,813	65.6%	$4,252,851	63.5%
2	BBB	2,053,484	30.9	2,204,791	32.9
	Total investment grade	6,405,297	96.5	6,457,642	96.4
3	BB	162,246	2.4	166,757	2.5
4	B	37,459	0.6	37,887	0.5
5	CCC	21,601	0.3	18,771	0.3
6	In or near default	11,173	0.2	19,641	0.3
	Total below investment grade	232,479	3.5	243,056	3.6
	Total fixed maturities - available for sale	$6,637,776	100.0%	$6,700,698	100.0%

(1)
Equivalent ratings are based on those provided by nationally recognized rating agencies with some exceptions for certain residential mortgage, commercial mortgage- and asset-backed securities where they are based on the expected loss of the security rather than the probability of default.

See Note 2 to our consolidated financial statements included in Item 8 for a summary of fixed maturities by contractual maturity date.

Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification

	December 31, 2015
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$328,324	$158,935	$10,434	$169,389	$(32,490)
Capital goods	240,666	179,367	15,554	61,299	(4,532)
Communications	137,290	89,237	6,930	48,053	(4,264)
Consumer cyclical	123,702	107,309	7,013	16,393	(275)
Consumer non-cyclical	404,439	237,336	16,466	167,103	(8,640)
Energy	483,988	214,232	14,748	269,756	(62,431)
Finance	722,855	533,159	37,895	189,696	(6,894)
Transportation	102,669	70,039	5,331	32,630	(3,690)
Utilities	822,297	622,549	73,894	199,748	(10,537)
Other	152,477	75,490	3,884	76,987	(4,091)
Total corporate securities	3,518,707	2,287,653	192,149	1,231,054	(137,844)
Mortgage- and asset-backed securities	1,602,620	1,147,663	87,718	454,957	(14,954)
United States Government and agencies	44,098	39,291	3,129	4,807	(81)
State, municipal and other governments	1,472,351	1,394,371	129,923	77,980	(2,183)
Total	$6,637,776	$4,868,978	$412,919	$1,768,798	$(155,062)

	December 31, 2014
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$356,761	$299,688	$25,221	$57,073	$(3,505)
Capital goods	229,901	221,692	22,954	8,209	(73)
Communications	124,387	117,560	12,420	6,827	(123)
Consumer cyclical	196,957	187,587	14,536	9,370	(22)
Consumer non-cyclical	402,033	365,482	32,353	36,551	(1,653)
Energy (1)	559,033	413,663	44,182	145,370	(9,958)
Finance	777,484	738,003	61,405	39,481	(491)
Transportation	87,172	84,190	8,457	2,982	(295)
Utilities (1)	858,783	829,042	121,400	29,741	(1,420)
Other	74,395	63,635	6,009	10,760	(26)
Total corporate securities	3,666,906	3,320,542	348,937	346,364	(17,566)
Mortgage- and asset-backed securities	1,543,490	1,291,575	105,271	251,915	(9,412)
United States Government and agencies	42,804	41,834	4,581	970	(4)
State, municipal and other governments	1,447,498	1,435,026	157,571	12,472	(113)
Total	$6,700,698	$6,088,977	$616,360	$611,721	$(27,095)

(1)	During 2015, certain oil pipeline fixed maturity securities with a carrying value of $149.4 million at December 31, 2014 were reclassified from the utilities to the energy sector.

Gross Unrealized Gains and Gross Unrealized Losses by Energy Classification

	December 31, 2015
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Energy securities:
Midstream	$131,364	$48,886	$2,727	$82,478	$(23,557)
Oil field services	72,565	23,476	1,691	49,089	(15,687)
Independent exploration & production	131,328	52,075	4,107	79,253	(12,346)
Integrated energy	123,621	76,556	5,807	47,065	(8,639)
Refiners	25,110	13,239	416	11,871	(2,202)
Total	$483,988	$214,232	$14,748	$269,756	$(62,431)

	December 31, 2014
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Energy securities:
Midstream	$151,833	$96,673	$9,008	$55,160	$(3,388)
Oil field services	82,358	48,983	5,010	33,375	(3,204)
Independent exploration & production	156,187	120,155	13,645	36,032	(2,209)
Integrated energy	139,908	126,699	14,825	13,209	(907)
Refiners	28,747	21,153	1,694	7,594	(250)
Total	$559,033	$413,663	$44,182	$145,370	$(9,958)

At December 31, 2015, 89.7% of our energy holdings were investment grade. Our non-investment grade holdings included midstream issuers with a carrying value of $18.3 million and an unrealized loss of $4.7 million and oil field services with a carrying value of $16.4 million and an unrealized loss of $6.7 million. Non-investment grade oil field services included contract drillers with a carrying value of $5.9 million and an unrealized loss of $5.0 million.

Non-Sovereign European Debt Exposure

	December 31, 2015		December 31, 2014
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
Italy	$19,713	$20,107	$19,700	$22,547
Spain	27,178	29,617	15,429	20,281
Ireland	14,046	15,546	13,037	15,028
Subtotal	60,937	65,270	48,166	57,856
United Kingdom	183,897	180,291	182,671	196,476
Netherlands	60,061	61,617	60,952	60,225
France	29,325	31,012	37,223	41,086
Other countries	85,520	86,620	77,471	93,955
Subtotal	358,803	359,540	358,317	391,742
Total European exposure	$419,740	$424,810	$406,483	$449,598

The table above reflects our exposure to non-sovereign European debt. This represents 6.4% of total fixed maturities as of December 31, 2015 and 6.7% as of December 31, 2014. The exposures are primarily in the industrial, financial and utility sectors. We do not own any securities issued by European governments or companies based in Greece.

Credit Quality of Available-for-Sale Fixed Maturities with Unrealized Losses

		December 31, 2015
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$830,141	46.9%	$(31,439)	20.3%
2	BBB	796,367	45.0	(84,057)	54.2
	Total investment grade	1,626,508	91.9	(115,496)	74.5
3	BB	88,719	5.0	(24,938)	16.1
4	B	32,233	1.8	(7,125)	4.6
5	CCC	14,146	0.8	(6,652)	4.3
6	In or near default	7,192	0.5	(851)	0.5
	Total below investment grade	142,290	8.1	(39,566)	25.5
	Total	$1,768,798	100.0%	$(155,062)	100.0%

		December 31, 2014
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$296,390	48.5%	$(7,410)	27.4%
2	BBB	240,308	39.3	(10,795)	39.8
	Total investment grade	536,698	87.8	(18,205)	67.2
3	BB	61,995	10.1	(7,667)	28.3
4	B	6,134	1.0	(636)	2.3
5	CCC	6,894	1.1	(587)	2.2
	Total below investment grade	75,023	12.2	(8,890)	32.8
	Total	$611,721	100.0%	$(27,095)	100.0%

Available-For-Sale Fixed Maturities with Unrealized Losses by Length of Time

	December 31, 2015
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$2,999	$780,222	$(1,229)	$(17,467)
Greater than three months to six months	25,007	151,010	(9,174)	(9,377)
Greater than six months to nine months	29,344	572,298	(9,047)	(39,654)
Greater than nine months to twelve months	36,907	60,110	(12,116)	(6,257)
Greater than twelve months	87,870	178,093	(32,804)	(17,937)
Total	$182,127	$1,741,733	$(64,370)	$(90,692)

Available-For-Sale Fixed Maturities with Unrealized Losses by Length of Time

	December 31, 2014
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$223,846	$—	$(5,883)
Greater than three months to six months	—	110,035	—	(5,425)
Greater than six months to nine months	—	16,353	—	(625)
Greater than nine months to twelve months	—	22,855	—	(487)
Greater than twelve months	7,397	258,330	(2,341)	(12,334)
Total	$7,397	$631,419	$(2,341)	$(24,754)

Available-For-Sale Fixed Maturities with Unrealized Losses by Maturity Date

	December 31, 2015		December 31, 2014
	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Due in one year or less	$4,289	$(75)	$4,518	$(496)
Due after one year through five years	77,367	(9,356)	17,499	(477)
Due after five years through ten years	235,609	(20,499)	61,928	(4,332)
Due after ten years	996,576	(110,178)	275,861	(12,378)
	1,313,841	(140,108)	359,806	(17,683)
Mortgage- and asset-backed	454,957	(14,954)	251,915	(9,412)
Total	$1,768,798	$(155,062)	$611,721	$(27,095)

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

At each balance sheet date, we review and update our expectation of future prepayment speeds and the book value of the mortgage and other asset-backed securities purchased at a premium or discount is reset, if needed. See Note 1 to our consolidated financial statements included in Item 8 for more detail on accounting for the amortization of premium and accrual of discount on mortgage-backed and asset-backed securities.

Mortgage- and Asset-Backed Securities by Type

	December 31, 2015
	Amortized Cost	Par Value	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$275,023	$325,505	$293,633	4.4%
Pass-through	16,734	16,734	18,529	0.3
Planned and targeted amortization class	139,159	164,010	146,164	2.2
Other	6,053	8,424	7,180	0.1
Total residential mortgage-backed securities	436,969	514,673	465,506	7.0
Commercial mortgage-backed securities	514,195	537,150	553,992	8.3
Other asset-backed securities	578,692	612,846	583,122	8.8
Total	$1,529,856	$1,664,669	$1,602,620	24.1%

	December 31, 2014
	Amortized Cost	Par Value	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$291,569	$346,546	$316,556	4.7%
Pass-through	20,223	20,193	22,407	0.3
Planned and targeted amortization class	135,534	133,976	144,670	2.2
Other	6,281	9,019	7,901	0.1
Total residential mortgage-backed securities	453,607	509,734	491,534	7.3
Commercial mortgage-backed securities	485,934	506,091	530,695	7.9
Other asset-backed securities	508,090	546,440	521,261	7.8
Total	$1,447,631	$1,562,265	$1,543,490	23.0%

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

Our direct exposure to the Alt-A home equity and subprime first-lien sectors is limited to investments in structured securities collateralized by senior tranches of residential mortgage loans. We also have a partnership interest in two funds at December 31, 2015 and at December 31, 2014, that own securities backed by Alt-A home equity, subprime first-lien and adjustable rate mortgage collateral. The funds are reported as securities and indebtedness of related parties in our consolidated balance sheets with a fair value of $7.6 million at December 31, 2015 and $14.2 million at December 31, 2014. We do not own any direct investments in subprime lenders.

Mortgage- and Asset-Backed Securities by Collateral Type

	December 31, 2015			December 31, 2014
	Amortized Cost	Carrying Value	Percent of Fixed Maturities	Amortized Cost	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Government agency	$212,065	$225,886	3.4%	$206,397	$223,478	3.3%
Prime	122,900	132,221	2.0	127,434	139,954	2.1
Alt-A	136,830	147,196	2.2	160,111	174,230	2.6
Subprime	77,255	73,064	1.1	72,132	69,421	1.0
Commercial mortgage	514,195	553,992	8.3	485,934	530,695	7.9
Non-mortgage	466,611	470,261	7.1	395,623	405,712	6.1
Total	$1,529,856	$1,602,620	24.1%	$1,447,631	$1,543,490	23.0%

The mortgage- and asset-backed securities can be summarized into three broad categories: residential, commercial and other asset-backed securities.

Residential Mortgage-Backed Securities by Collateral Type and Origination Year

	December 31, 2015
	Government & Prime		Alt-A		Subprime		Total
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2015-2008	$200,453	$210,675	$—	$—	$—	$—	$200,453	$210,675
2007	25,459	29,541	22,166	23,222	—	—	47,625	52,763
2006	15,146	17,672	23,439	26,577	—	—	38,585	44,249
2005	9,450	10,784	5,934	6,323	946	927	16,330	18,034
2004 and prior	66,873	71,536	67,103	68,249	—	—	133,976	139,785
Total	$317,381	$340,208	$118,642	$124,371	$946	$927	$436,969	$465,506

	December 31, 2014
	Government & Prime		Alt-A		Subprime		Total
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2014-2008	$169,261	$181,427	$260	$261	$—	$—	$169,521	$181,688
2007	27,881	33,557	26,052	27,232	—	—	53,933	60,789
2006	18,004	21,248	25,318	30,301	—	—	43,322	51,549
2005	10,969	12,560	6,278	6,928	912	921	18,159	20,409
2004 and prior	88,941	95,158	79,731	81,941	—	—	168,672	177,099
Total	$315,056	$343,950	$137,639	$146,663	$912	$921	$453,607	$491,534

Residential Mortgage-Backed Securities by NAIC Designation and Equivalent Rating

		December 31, 2015		December 31, 2014
NAIC Designation	Equivalent Rating	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$454,809	97.7%	$455,505	92.7%
2	BBB	—	—	10,944	2.2
3	BB	1,954	0.4	13,065	2.7
4	B	—	—	12,006	2.4
5	CCC	8,743	1.9	14	—
	Total	$465,506	100.0%	$491,534	100.0%

Commercial Mortgage-Backed Securities by Origination Year

	December 31, 2015		December 31, 2014
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2015	$58,970	$60,424	$—	$—
2014	132,012	142,948	131,365	140,872
2013	28,761	29,603	28,732	29,409
2011	96,077	104,802	95,935	103,485
2010 and prior	198,375	216,215	229,902	256,929
Total	$514,195	$553,992	$485,934	$530,695

Commercial Mortgage-Backed Securities by NAIC Designation and Equivalent Rating

		December 31, 2015		December 31, 2014
NAIC Designation	Equivalent Rating	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	GNMA	$369,006	66.6%	$324,315	61.1%
1	FNMA	13,822	2.5	14,110	2.7
1	AAA, AA, A
	Generic	94,646	17.1	91,035	17.2
	Super Senior	11,397	2.1	19,725	3.7
	Mezzanine	7,459	1.3	17,528	3.3
	Junior	16,888	3.0	20,097	3.8
	Total AAA, AA, A	130,390	23.5	148,385	28.0
2	BBB	30,322	5.5	32,904	6.2
3	BB	8,197	1.5	8,493	1.6
4	B	2,255	0.4	2,488	0.4
	Total	$553,992	100.0%	$530,695	100.0%

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

The AAA, AA and A rated commercial mortgage-backed securities are broken down into categories based on subordination levels. Rating agencies disclose subordination levels, which measure the amount of credit support that the bonds (or tranches) have from subordinated bonds (or tranches). Generic is a term used for securities issued prior to 2005. The super senior securities have subordination levels greater than 27%, the mezzanine securities have subordination levels in the 17% to 27% range and the junior securities have subordination levels in the 9% to 16% range. Also included in the commercial mortgage- backed securities are military housing bonds totaling $122.5 million at December 31, 2015 and $120.5 million at December 31,

2014. These bonds are used to fund the construction of multi-family homes on United States military bases. The bonds are backed by a first mortgage lien on residential military housing projects.

Other Asset-Backed Securities by Collateral Type and Origination Year

	December 31, 2015
	Government & Prime		Alt-A		Subprime		Non-Mortgage		Total
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2015	$—	$—	$—	$—	$—	$—	$141,551	$140,648	$141,551	$140,648
2014	—	—	—	—	—	—	112,434	112,092	112,434	112,092
2013	—	—	—	—	—	—	46,619	46,759	46,619	46,759
2012	—	—	—	—	—	—	83,837	84,659	83,837	84,659
2011	—	—	—	—	—	—	13,178	13,207	13,178	13,207
2010 and prior	17,584	17,899	18,188	22,825	76,309	72,137	68,992	72,896	181,073	185,757
Total	$17,584	$17,899	$18,188	$22,825	$76,309	$72,137	$466,611	$470,261	$578,692	$583,122

	December 31, 2014
	Government & Prime		Alt-A		Subprime		Non-Mortgage		Total
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2014	$—	$—	$—	$—	$—	$—	$102,612	$102,405	$102,612	$102,405
2013	—	—	—	—	—	—	60,296	60,600	60,296	60,600
2012	—	—	—	—	—	—	115,851	117,975	115,851	117,975
2011	—	—	—	—	—	—	16,736	$16,942	16,736	16,942
2010 and prior	18,775	19,482	22,472	27,567	71,220	68,500	100,128	107,790	212,595	223,339
Total	$18,775	$19,482	$22,472	$27,567	$71,220	$68,500	$395,623	$405,712	$508,090	$521,261

Other Asset-Backed Securities by NAIC Designation and Equivalent Rating

		December 31, 2015		December 31, 2014
NAIC Designation	Equivalent Ratings	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$495,730	85.0%	$457,154	87.7%
2	BBB	59,628	10.2	32,664	6.3
3	BB	8,792	1.6	11,400	2.2
4	B	1,428	0.2	1,561	0.3
5	CCC	6,400	1.1	6,400	1.2
6	In or near default	11,144	1.9	12,082	2.3
	Total	$583,122	100.0%	$521,261	100.0%

State, Municipal and Other Government Securities

State, municipal and other government securities totaled $1,472.4 million, or 22.2% of total fixed maturities at December 31, 2015, and $1,447.5 million, or 21.6% of total fixed maturities at December 31, 2014, and include investments in general obligation, revenue and municipal housing bonds. Our investment strategy is to utilize municipal bonds in addition to corporate bonds, as we believe they provide additional diversification and have historically low default rates compared with similarly rated corporate bonds. We evaluate the credit strength of the underlying issues on both a quantitative and qualitative basis, excluding insurance, prior to acquisition. The majority of the municipal bonds we hold are investment grade credits without consideration of insurance. Our municipal bonds are well diversified by type and geography with the top exposure being water and sewer revenue bonds. We do not hold any Puerto Rico-related bonds. Exposure to the state of Illinois and municipalities within the state accounted for 1.6% of our total fixed maturities at December 31, 2015. As of December 31, 2015, our Illinois-

related portfolio holdings were rated investment grade, and were trading at 109.0% of amortized cost. Our municipal bond exposure had an average rating of Aa2/AA and our holdings were trading at 109.5% of amortized cost at December 31, 2015.

Equity Securities

Equity securities totaled $121.7 million at December 31, 2015 and $112.6 million at December 31, 2014. Gross unrealized gains totaled $6.5 million and gross unrealized losses totaled $1.2 million at December 31, 2015. At December 31, 2014, gross unrealized gains totaled $5.9 million and gross unrealized losses totaled $0.7 million on these securities. The unrealized losses during 2015 were primarily attributable to non-redeemable perpetual preferred securities from issuers in the financial sector. See Note 2 to our consolidated financial statements included in Item 8 for further discussion regarding our analysis of unrealized losses related to these securities.

Mortgage Loans

Mortgage loans totaled $744.3 million at December 31, 2015 and $629.3 million at December 31, 2014. Our mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. The total number of commercial mortgage loans outstanding was 167 at December 31, 2015 and 146 at December 31, 2014. In 2015, new loans ranged from $1.2 million to $10.3 million in size, with an average loan size of $5.2 million, an average loan term of 15 years and an average net yield of 4.21%. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. The majority of our mortgage loans amortize principal, with 4.0% that are interest-only loans at December 31, 2015. At December 31, 2015, the average loan-to-value of the current outstanding principal balance using the most recent appraised value was 55.7% and the weighted average debt service coverage ratio was 1.5 based on the results of our 2015 annual study. See Note 2 to our consolidated financial statements included in Item 8 for further discussion regarding our mortgage loans.

Other Assets

Deferred acquisition costs increased 52.1% to $335.8 million at December 31, 2015, primarily due to a $105.8 million decrease in the impact of the change in net unrealized appreciation on fixed maturity securities during the period. Securities and indebtedness of related parties increased 3.6% to $134.6 million primarily due to additional investments made in equity investees specializing in low income housing and other income partnerships. Assets held in separate accounts decreased 8.5% to $625.3 million primarily due to market performance on the underlying investment portfolios. Cash and cash equivalents decreased 61.5% to $29.5 million primarily due to normal fluctuations in timing of payments made and received.

Liabilities

Future policy benefits increased 4.5% to $6,401.5 million at December 31, 2015 primarily due to an increase in the volume of annuity and life insurance business in force. Deferred income taxes decreased 34.3% to $135.1 million at December 31, 2015, primarily due to the tax impact of the change in unrealized appreciation/depreciation on investments. Liabilities related to separate accounts decreased 8.5% to $625.3 million primarily due to the impact of changes in market performance.

Stockholders' Equity

As discussed in Note 7 to our consolidated financial statements included in Item 8, stockholders' equity was impacted by capital deployment actions during 2015. We paid a special cash dividend of $2.00 per share on Class A common stock and Class B common stock and increased our regular quarterly dividend by 14% to $0.40 per share.

Our stockholders' equity decreased 9.5% to $1,134.4 million at December 31, 2015, compared to $1,252.8 million at December 31, 2014, primarily due to the change in unrealized appreciation of fixed maturity securities during the period and dividends paid, partially offset by net income.

At December 31, 2015, FBL's common stockholders' equity was $1,131.4 million, or $45.61 per share, compared to $1,249.8 million, or $50.57 per share at December 31, 2014. Included in stockholders' equity per common share is $4.62 at December 31, 2015 and $10.46 at December 31, 2014 attributable to accumulated other comprehensive income.

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

A majority of our insurance liabilities are backed by fixed maturity securities and mortgage loans. The weighted average life of the fixed maturity and mortgage loan portfolio, based on fair values, was approximately 10.9 years at December 31, 2015 and 10.6 years at December 31, 2014. Accordingly, the earned rate on the portfolio lags behind changes in market yields. The extent that the portfolio yield lags behind changes in market yields generally depends upon the following factors:

•	The average life of the portfolio.

•	The amount and speed at which market interest rates rise or fall.

•
The amount by which bond calls, mortgage loan prepayments and paydowns on mortgage- and asset-backed securities accelerate during periods of declining interest rates or decelerate during periods of increasing interest rates.

Expected Cash Flows from Investments

	Amortized Cost December 31, 2015	2016	2017	2018	2019	2020	2021 and Thereafter
	(Dollars in thousands)
Fixed maturity securities	$6,379,919	$304,191	$329,352	$423,594	$360,404	$239,148	$4,723,230
Mortgage loans	744,303	59,482	41,870	71,478	62,169	62,167	447,137
Total	$7,124,222	$363,673	$371,222	$495,072	$422,573	$301,315	$5,170,367

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

For a portion of our business in force, we have the ability to adjust interest or dividend crediting rates in response to changes in portfolio yield. However, the ability to adjust these rates is limited by competitive factors and contractual guarantees. Surrender rates could increase and new sales could be negatively impacted if the crediting rates are not competitive with the rates on similar products offered by other insurance companies and financial services institutions. In addition, if market rates were to stay at a low level for an extended period of time, our spread could be lowered due to interest rate guarantees on many of our interest sensitive products. See Part 1, Item 1 - Business, Business Segments for the ranges of guaranteed rates and where our products fall within those ranges.

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

The following is a hypothetical illustration of the potential impact to average investment yields of a static 2.00% 10-year U.S. Treasury rate during 2016 and 2017 without any corresponding change in current investment spreads. The level of investments maturing and requiring reinvestment are based on projections of the current investment portfolios supporting these blocks of business without incorporation of new business. We estimate that this scenario would decrease average investment yields supporting our annuity business by 0.10% to 0.15% and our universal life business by 0.05% to 0.10% annually over the near term. In addition to not incorporating the impact of new business, this hypothetical illustration does not reflect the potential impact of policyholder behavior. An increase in net cash flows from that modeled will accelerate the pace at which the portfolio yield will decrease, and a decrease in the net cash flows from that modeled will slow down the pace at which the portfolio yield will decrease. Accordingly, actual investment yields could differ materially from those presented. Furthermore, the impact of a decline in portfolio yield on net income is dependent on our ability and willingness to adjust crediting rates.

Interest Crediting Rates Compared to Guarantees
	Liabilities at December 31, 2015	Percent Above Minimum Guarantee
	(Dollars in thousands)
Discretionary rate setting products with minimum guarantees:
Fixed rate annuities	$2,767,817	33.5%
Index annuities	231,397	96.3
Universal life insurance	803,744	18.6
Variable annuities and variable universal life insurance	339,139	—
Total discretionary products	4,142,097
Non-discretionary products	622,062
Total interest sensitive product liabilities	$4,764,159

Non-discretionary products primarily represent funding agreements, guaranteed investment contracts and supplementary contracts involving life contingencies where we do not have the ability to adjust crediting rates.

We design our products to encourage persistency and manage our investment portfolio in a manner to help ensure targeted spreads are earned. In addition to the ability to change interest crediting rates on our products, certain interest sensitive contracts have surrender and withdrawal penalty provisions. Products such as supplementary contracts with life contingencies are not subject to surrender or discretionary withdrawal. Depending on the product, surrender charge rates on annuity contracts range up to 10.0% and surrender charge periods range up to 10 years and typically decrease 1.0% to 2.0% for every year the contract is in force.

Surrender and Discretionary Withdrawal Characteristics of Interest Sensitive Products and Supplementary Contracts Without Life Contingencies
Liabilities at December 31, 2015
(Dollars in thousands)
Surrender charge rate:
Greater than or equal to 5%	$799,144
Less than 5%, but still subject to surrender charge	681,939
Not subject to surrender charge	3,099,002
Not subject to surrender or discretionary withdrawal	524,003
Total	$5,104,088

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

Our exposure to interest rate risk stems largely from our annuity products as the cash flows of these products can vary significantly with changes in interest rates. We have holdings in fixed maturity and mortgage loan portfolios to offset the interest rate risk of our annuity products. We actively manage the projected cash flows and duration of these assets and liabilities by minimizing the difference between the two. While it can be difficult to maintain asset and liability durations that are perfectly matched in a dynamic environment, we have identified various strategies that can be implemented if duration mismatches exceed acceptable tolerances. The effective duration of the fixed maturity and mortgage loan portfolios backing our annuity products was 6.1 years at December 31, 2015 and 5.9 years at December 31, 2014. The effective duration of our annuity liabilities was approximately 6.4 years at December 31, 2015 and December 31, 2014.

If interest rates had increased 10% from levels at December 31, 2015 and 2014, the fair value of our fixed maturity securities and short-term investments would have decreased approximately $118.4 million at December 31, 2015 and $110.5 million at December 31, 2014. These hypothetical changes in value do not take into account any offsetting change in the value of insurance liabilities for investment contracts since we estimate such value to be the cash surrender value for a portion of the underlying contracts. If interest rates had decreased 10% from levels at December 31, 2015 and 2014, the fair value of our debt would increase $2.6 million at December 31, 2015 and December 31, 2014.

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

Equity Risk

Equity price risk is limited due to the relatively small equity portfolio held at December 31, 2015. However, we are exposed to equity price risk in the following ways:

•
We earn mortality and expense fee income based on the value of our separate accounts at annual rates ranging from 0.00% to 1.45% for 2015, 2014 and 2013. As a result, revenues from these sources fluctuate with changes in the fair value of the equity, fixed maturity and other securities held by the separate accounts.

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

Liquidity and Capital Resources

Cash Flows

During 2015, our operating activities generated cash flows totaling $224.9 million, consisting of net income of $113.5 million adjusted for non-cash operating revenues and expenses netting to $111.4 million. We used cash of $369.4 million in our investing activities during 2015. The primary uses were $1,120.1 million of investment acquisitions, mostly in fixed maturity securities, partially offset by $740.3 million in sales, maturities and repayments of investments. Our financing activities provided cash of $97.3 million during 2015. The primary financing source was $586.1 million in receipts from interest sensitive products credited to policyholder account balances, which was partially offset by $415.3 million for return of policyholder account balances on interest sensitive products and $89.3 million for dividends paid to stockholders.

Sources and Uses of Capital Resources

Parent company cash inflows from operations consist primarily of fees that it charges various subsidiaries and affiliates for management of their operations, expense reimbursements and tax settlements from subsidiaries and affiliates, proceeds from the exercise of employee stock options, investment income and dividends from subsidiaries, if declared and paid. Revenue sources for the parent company during 2015 included management fees from subsidiaries and affiliates totaling $7.9 million and dividends of $50.0 million. Cash outflows are principally for salaries, taxes and other expenses related to providing management services, dividends on outstanding stock, stock repurchases and interest on our parent company debt.

We paid regular cash dividends on our common and preferred stock totaling $39.8 million in 2015, $34.7 million in 2014 and $13.4 million in 2013. In addition, we paid a special $2.00 per common share cash dividend in March 2015 of $49.5 million and in September 2013 of $51.4 million. It is anticipated that quarterly cash dividend requirements for 2016 will be $0.0075 per Series B redeemable preferred share and $0.42 per common share. In addition, we expect to pay a special dividend of $2.00 per common share in the first quarter of 2016. The level of common stock dividends will be analyzed quarterly and will be dependent upon our capital and liquidity positions. In addition, alternative uses of excess capital may impact future dividend levels. Assuming these quarterly dividend rates and special dividend, the common and preferred dividends would total approximately $91.3 million in 2016. The parent company expects to have sufficient resources and cash flows to meet its interest and dividend payments throughout 2016. The parent company had available cash and investments totaling $76.5 million at December 31, 2015. FBL Financial Group, Inc. expects to rely on available cash resources, dividends from Farm Bureau Life and management fee income to make dividend payments to its stockholders and interest payments on its debt, as well as fund any capital initiatives such as stock repurchases. As of December 31, 2015, we had no other material commitments for capital expenditures.

As discussed in Note 7 to our consolidated financial statements included in Item 8, we have periodically taken advantage of opportunities to repurchase our outstanding Class A and Class B common stock through tender offers and Class A common stock repurchase plans approved by our Board of Directors. There was $39.0 million remaining available for repurchases at December 31, 2015, under the current $50 million Class A common stock repurchase plan. Upon expiration of the current plan on March 31, 2016, it is anticipated that a new $50.0 million Class A common stock repurchase plan will be approved with an expiration date of March 31, 2018. Completion of this program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice. We repurchased 0.1 million shares of Class A common stock for $3.7 million in 2015, 0.4 million shares of Class A common stock for $18.5 million in 2014 and 0.4 million shares of stock Class A and 1.0 million shares of Class B common shares for $60.6 million in 2013. These transactions were primarily funded with available cash and resources at the parent company, including dividends received from Farm Bureau Life of $50.0 million in 2015, $45.0 million in 2014 and $140.0 million in 2013.

Interest payments on debt totaled $4.9 million in 2015 and 2014 and $7.1 million in 2013. In September 2013, we redeemed our $50.0 million in notes with affiliates. Interest payments on our debt outstanding at December 31, 2015 are estimated to be $4.9 million in 2016.

Farm Bureau Life's cash inflows primarily consist of premiums, deposits to policyholder account balances, income from investments, sales, maturities and calls of investments; and repayments of investment principal. Farm Bureau Life's cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, current operating expenses and dividends. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. Continuing operations and financing activities from Farm Bureau Life relating to interest sensitive products provided funds totaling $385.3 million in 2015, $410.3 million in 2014 and $361.0 million in 2013.

Farm Bureau Life's ability to pay dividends to the parent company is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. At December 31, 2015, Farm Bureau Life’s statutory unassigned surplus was $469.6 million. There are certain additional limits on the amount of dividends that may be paid within a year without approval of the Insurance Division, Department of Commerce of the State of Iowa (the Iowa Insurance Division) as discussed in Note 7 to our consolidated financial statements included in Item 8. During 2016, the maximum amount legally available for distribution to the parent company without further regulatory approval is $100.0 million.

We manage the amount of capital held by our insurance subsidiaries to ensure we meet regulatory requirements. State laws specify regulatory actions if an insurer's risk-based capital (RBC) ratio, a measure of solvency, falls below certain levels. The NAIC has a standard formula for annually assessing RBC based on the various risk factors related to an insurance company's capital and surplus, including insurance, business, asset and interest rate risks. The insurance regulators monitor the level of RBC against a statutory "authorized control level" RBC at which point regulators have the option to assume control of the insurance company. The company action level RBC is 200% of the authorized control level and is the first point at which any action would be triggered. As of December 31, 2015, our statutory total adjusted capital was $668.3 million, resulting in a RBC ratio of 570%, based on company action level capital of $117.3 million.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2015 or 2014.

Contractual Obligations

In the normal course of business, we enter into insurance contracts, financing transactions, lease agreements or other commitments which are necessary or beneficial to our operations. These commitments may obligate us to certain cash flows during future periods. The following table summarizes such obligations as of December 31, 2015:

Contractual Obligations as of December 31, 2015

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
	(Dollars in thousands)
Insurance liabilities (1)	$15,035,860	$1,153,228	$1,610,698	$1,354,245	$10,917,689
Subordinated note payable to Capital Trust, including interest payments (2)	249,775	4,850	9,700	9,700	225,525
Home office operating leases	12,834	2,139	4,278	4,278	2,139
Purchase obligations:
Commitments to purchase or fund investments	41,412	28,703	11,875	641	193
Commercial mortgage loan commitments	31,305	31,305	—	—	—
Other purchase obligations (3)	72,662	28,084	32,314	12,264	—
Other long-term liabilities (4)	11,832	7,131	2,718	953	1,030
Total	$15,455,680	$1,255,440	$1,671,583	$1,382,081	$11,146,576

(1)
Amounts shown in this table are projected payments through the year 2065 which we are contractually obligated to pay to our life insurance and annuity contract holders. The payments are derived from actuarial models which assume a level interest rate scenario and incorporate assumptions regarding mortality and persistency when applicable. These assumptions are based on our historical experience. The total of the contractual obligations relating to insurance contracts noted above differs from the liability balance on our consolidated balance sheet as follows:

Contractual obligations compared to balance sheet carrying value

	Contractual Obligations	Balance Sheet Carrying Value	Difference
	(Dollars in thousands)
(a) Reserves based on account values, including separate accounts	$9,292,334	$5,230,228	$4,062,106
(b) Supplementary contracts involving life contingencies	220,166	159,189	60,977
	9,512,500	5,389,417	4,123,083
(c) Traditional life insurance and accident and health products	4,873,622	1,637,322	3,236,300
(b) Supplementary contracts without life contingencies	369,930	339,929	30,001
(d) Other	279,808	279,808	—
Total	$15,035,860	$7,646,476	$7,389,384

The more significant factors causing this difference include:

(a)
reserves for products such as annuities and universal life products are generally based on the account values of the contracts without taking into account surrender charges, while the contractual obligations table includes projected cash payments. The differences between contractual obligations and the account values are primarily the accumulation of interest and death benefits on universal life business in excess of projected account values;

(b)	reserves for supplementary contracts and similar instruments are computed as the present value of future cash payments while the table above includes cash payments without the impact of discounting;

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

(4)
Includes our estimated future contributions to defined and postretirement benefit plans. Contributions related to the qualified pension plan are included through 2016. No amounts related to the qualified pension plan are included beyond 2016 as the contribution amounts will be re-evaluated based on actual results.

We are also a party to other operating leases with total payments of approximately $0.1 million per year. Generally, these leases are renewable annually with similar terms. Although our current intention is to renew these leases, we are not obligated to do so.

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

Pension assets and liabilities are affected by the estimated fair value of plan assets, estimates of the expected return on plan assets and/or discount rates. Actual changes in the fair value of plan assets and differences between the actual return on plan assets and the expected return on plan assets will affect the amount of pension expense ultimately recognized. The December 31, 2015 pension obligation was computed based on an average 4.65% discount rate, which was based on yields for high-quality corporate bonds with a maturity approximating the duration of our pension liability. The long-term return on plan assets is based on current and projected asset allocations. Declines in comparable bond and equity yields would increase our net pension liability. Our net pension liability could increase or decrease depending on the extent to which returns on pension plan assets are lower or higher than the discount rate.

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

At December 31, 2015, our fixed maturity securities classified as available for sale had a fair value of $6,637.8 million, with gross unrealized gains totaling $412.9 million and gross unrealized losses totaling $155.1 million. Due to the large number of fixed maturity securities held, the unique attributes of each security and the complexity of valuation methods, it is not practical to estimate a potential range of fair values for different assumptions and methods that could be used in the valuation process.

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

At December 31, 2015, we had 548 fixed maturity and equity securities with gross unrealized losses totaling $156.3 million. Included in the gross unrealized losses are losses attributable to both movements in market interest rates as well as temporary credit issues. Details regarding these securities are included in the "Financial Condition - Investments" section above.

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
Amortization of deferred acquisition costs for participating life insurance and interest sensitive products is expected to total approximately $26.4 million for 2016, excluding the impact of new production in 2016.

Based upon a historical analysis of fluctuations in estimated gross profits, we believe it is reasonably likely that a 10% change in estimated gross profits could occur. A 10% increase in estimated gross profits for 2016 would result in $1.8 million of additional amortization expense. Correspondingly, a 10% decrease in estimated gross profits would result in a $1.8 million reduction of amortization expense. The information above is for illustrative purposes only and does not reflect our expectations regarding future changes in estimated gross profits.

Other assets/liabilities
The determination of net periodic pension expense and related accrued/prepaid pension cost requires the use of estimates as to the expected return on plan assets, discount rate on plan liabilities and other accrual assumptions. Pension expense for 2015 totaled $8.3 million.

We assume an expected long-term rate of return on plan assets of 6.75% and a discount rate of 4.65%. Details regarding the method used to determine the discount rate are summarized in Note 8 to our consolidated financial statements included in Item 8.

The long-term rate of return may fluctuate over time based on asset mix and if investment returns over a long period of time significantly differ from historical returns. The discount rate changes annually as it is based on current yields for high-quality corporate bonds with a maturity approximating the duration of our pension obligations. As fluctuations in the expected long-term rate of return and discount rate have been historically moderate and we have no current plans to change our investment strategy significantly, we believe a change of up to 100 basis points is reasonably likely. A 100 basis point decrease in the expected return on assets would result in a $0.8 million increase in pension expense and a 100 basis point increase would result in a $0.8 million decrease to pension expense. A 100 basis point decrease in the assumed discount rate would result in a $2.1 million increase in pension expense while a 100 basis point increase would result in a $1.9 million decrease to pension expense. The information above is for illustrative purposes only and does not reflect our expectations regarding future changes in the long-term rate of return or discount rates.

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

Deferred income taxes
The amount of deferred tax assets we hold is dependent on our estimate of the future deductibility of certain items. A valuation allowance against deferred income tax assets is established if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. No valuation allowance was recorded on deferred tax assets at December 31, 2015.

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

At December 31, 2015, we held gross deferred tax assets totaling $53.3 million, primarily related to future policy benefits, employee benefits and loss carryforwards. Utilization of these deferred tax assets is dependent on our future earnings. No valuation allowance has been established for these deferred tax assets, as we believe future earnings will be sufficient to ensure their utilization. If future earnings are no longer expected to be sufficient, a valuation allowance will need to be established. Given the number of variables that impact the level of future earnings, it is not practicable to estimate a range of possible outcomes to the valuation of the deferred tax assets.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a - 15(f). Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

We engage Ernst & Young LLP as the independent registered public accounting firm to audit our financial statements and internal control over financial reporting and express their opinion thereon. A copy of Ernst & Young LLP's audit opinions follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
FBL Financial Group, Inc.

We have audited FBL Financial Group, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). FBL Financial Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, FBL Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015 of FBL Financial Group, Inc. and our report dated March 3, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Des Moines, Iowa
March 3, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders
FBL Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of FBL Financial Group, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FBL Financial Group, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations, comprehensive income (loss) and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FBL Financial Group, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 3, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Des Moines, Iowa
March 3, 2016

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2015	2014
Assets
Investments:
Fixed maturities - available for sale, at fair value (amortized cost: 2015 - $6,379,919; 2014 - $6,111,433)	$6,637,776	$6,700,698
Equity securities - available for sale, at fair value (cost: 2015 $116,336; 2014 - $107,410)	121,667	112,623
Mortgage loans	744,303	629,296
Real estate	1,955	3,622
Policy loans	185,784	182,502
Short-term investments	28,251	48,585
Other investments	3,017	3,644
Total investments	7,722,753	7,680,970

Cash and cash equivalents	29,490	76,632
Securities and indebtedness of related parties	134,570	129,872
Accrued investment income	78,274	76,445
Amounts receivable from affiliates	2,834	2,666
Reinsurance recoverable	103,898	101,247
Deferred acquisition costs	335,783	220,760
Value of insurance in force acquired	20,913	22,497
Current income taxes recoverable	2,421	—
Other assets	75,811	70,286
Assets held in separate accounts	625,257	683,033

Total assets	$9,132,004	$9,064,408

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

	December 31,
	2015	2014
Liabilities and stockholders' equity
Liabilities:
Future policy benefits:
Interest sensitive products	$4,764,159	$4,543,980
Traditional life insurance and accident and health products	1,637,322	1,581,138
Other policy claims and benefits	44,157	34,895
Supplementary contracts without life contingencies	339,929	341,955
Advance premiums and other deposits	254,276	248,679
Amounts payable to affiliates	575	188
Short-term debt payable to non-affiliates	15,000	—
Long-term debt payable to non-affiliates	97,000	97,000
Current income taxes	—	2,764
Deferred income taxes	135,063	205,698
Other liabilities	84,792	72,196
Liabilities related to separate accounts	625,257	683,033
Total liabilities	7,997,530	7,811,526

Stockholders' equity:
FBL Financial Group, Inc. stockholders' equity
Preferred stock, without par value, at liquidation value - authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 24,796,763 shares in 2015 and 24,703,903 shares in 2014	149,248	144,625
Class B common stock, without par value - authorized 1,500,000 shares, issued and outstanding 11,413 shares in 2015 and 2014	72	72
Accumulated other comprehensive income	114,532	258,410
Retained earnings	867,574	846,737
Total FBL Financial Group, Inc. stockholders' equity	1,134,426	1,252,844
Noncontrolling interest	48	38
Total stockholders' equity	1,134,474	1,252,882
Total liabilities and stockholders' equity	$9,132,004	$9,064,408

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Year ended December 31,
	2015	2014	2013
Revenues:
Interest sensitive product charges	$114,584	$109,770	$111,575
Traditional life insurance premiums	190,956	183,300	180,944
Net investment income	391,149	382,082	370,651
Net realized capital gains on sales of investments	11,062	3,760	15,967

Total other-than-temporary impairment losses	(719)	(822)	(6,662)
Non-credit portion in other comprehensive income/loss	146	—	4,250
Net impairment losses recognized in earnings	(573)	(822)	(2,412)
Other income	15,631	14,849	14,506
Total revenues	722,809	692,939	691,231

Benefits and expenses:
Interest sensitive product benefits	217,443	211,540	203,599
Traditional life insurance benefits	176,145	162,876	160,471
Policyholder dividends	11,828	12,012	13,319
Underwriting, acquisition and insurance expenses	143,668	138,258	138,260
Interest expense	4,850	4,707	6,863
Other expenses	17,507	16,445	18,414
Total benefits and expenses	571,441	545,838	540,926
	151,368	147,101	150,305
Income taxes	(47,418)	(47,335)	(49,322)
Equity income, net of related income taxes	9,523	10,103	7,410
Net income	113,473	109,869	108,393
Net loss attributable to noncontrolling interest	54	72	165
Net income attributable to FBL Financial Group, Inc.	$113,527	$109,941	$108,558

Earnings per common share	$4.55	$4.42	$4.25
Earnings per common share - assuming dilution	$4.53	$4.39	$4.21

Cash dividends per common share	$1.60	$1.40	$0.52
Special cash dividend per common share	$2.00	$—	$2.00

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Year ended December 31,
	2015	2014	2013
Net income	$113,473	$109,869	$108,393
Other comprehensive income (loss) (1)
Change in net unrealized investment gains/losses	(146,579)	142,121	(169,894)
Non-credit impairment losses	(90)	—	(2,690)
Change in underfunded status of postretirement benefit plans	2,791	(2,778)	1,798
Total other comprehensive income (loss), net of tax	(143,878)	139,343	(170,786)
Total comprehensive income (loss), net of tax	(30,405)	249,212	(62,393)
Comprehensive loss attributable to noncontrolling interest	54	72	165
Total comprehensive income (loss) applicable to FBL Financial Group, Inc.	$(30,351)	$249,284	$(62,228)

(1)
Other comprehensive income (loss) is recorded net of deferred income taxes and other adjustments for assumed changes in deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)

	FBL Financial Group, Inc. Stockholders' Equity
	Series B Preferred Stock	Class A and Class B Common Stock	Accumulated Other Comprehensive Income	Retained Earnings	Non- controlling Interest	Total Stockholders' Equity
Balance at January 1, 2013	$3,000	$123,228	$289,853	$796,110	$56	$1,212,247
Net income	—	—	—	108,558	(165)	108,393
Other comprehensive loss	—	—	(170,786)	—	—	(170,786)
Issuance of common stock under compensation plans	—	20,156	—	—	—	20,156
Purchase of common stock	—	(8,319)	—	(52,284)	—	(60,603)
Dividends on preferred stock	—	—	—	(150)	—	(150)
Dividends on common stock	—	—	—	(64,625)	—	(64,625)
Receipts related to noncontrolling interest	—	—	—	—	159	159
Balance at December 31, 2013	3,000	135,065	119,067	787,609	50	1,044,791
Net income	—	—	—	109,941	(72)	109,869
Other comprehensive income	—	—	139,343	—	—	139,343
Issuance of common stock under compensation plans	—	12,028	—	—	—	12,028
Purchase of common stock	—	(2,396)	—	(16,064)	—	(18,460)
Dividends on preferred stock	—	—	—	(150)	—	(150)
Dividends on common stock	—	—	—	(34,599)	—	(34,599)
Receipts related to noncontrolling interest	—	—	—	—	60	60
Balance at December 31, 2014	3,000	144,697	258,410	846,737	38	1,252,882
Net income	—	—	—	113,527	(54)	113,473
Other comprehensive loss	—	—	(143,878)	—	—	(143,878)
Issuance of common stock under compensation plans	—	5,022	—	—	—	5,022
Purchase of common stock	—	(399)	—	(3,343)	—	(3,742)
Dividends on preferred stock	—	—	—	(150)	—	(150)
Dividends on common stock	—	—	—	(89,197)	—	(89,197)
Receipts related to noncontrolling interest	—	—	—	—	64	64
Balance at December 31, 2015	$3,000	$149,320	$114,532	$867,574	$48	$1,134,474

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended December 31,
	2015	2014	2013
Operating activities
Net income	$113,473	$109,869	$108,393
Adjustments to reconcile net income to net cash provided by operating activities:
Interest credited to account balances	152,467	149,528	144,906
Charges for mortality, surrenders and administration	(108,250)	(105,100)	(100,820)
Net realized gains on investments	(10,489)	(2,938)	(13,555)
Change in fair value of derivatives	(1,098)	(1,353)	(955)
Increase in liabilities for life insurance and other future policy benefits	76,474	65,999	58,064
Deferral of acquisition costs	(43,215)	(41,409)	(43,452)
Amortization of deferred acquisition costs and value of insurance in force	38,306	37,171	33,076
Change in reinsurance recoverable	(2,651)	(1,246)	(1,763)
Provision for deferred income taxes	6,840	7,774	6,058
Other	3,053	(9,537)	(7,677)
Net cash provided by operating activities	224,910	208,758	182,275

Investing activities
Sales, maturities or repayments:
Fixed maturities - available for sale	615,811	511,246	720,316
Equity securities - available for sale	14,921	1,840	12,810
Mortgage loans	42,429	43,634	64,215
Derivative instruments	3,899	1,760	506
Policy loans	35,406	33,704	34,946
Securities and indebtedness of related parties	27,789	2,997	10,381
Other investments	—	—	30
Real estate	—	—	1,957
Acquisitions:
Fixed maturities - available for sale	(871,406)	(777,547)	(893,555)
Equity securities - available for sale	(23,833)	(19,178)	(26,740)
Mortgage loans	(155,815)	(96,623)	(87,568)
Derivative instruments	(4,122)	(2,399)	(607)
Policy loans	(38,688)	(39,213)	(37,685)
Securities and indebtedness of related parties	(26,213)	(20,317)	(30,960)
Short-term investments, net change	20,334	60,092	(34,161)
Purchases and disposals of property and equipment, net	(9,869)	(8,639)	(11,846)
Net cash used in investing activities	(369,357)	(308,643)	(277,961)

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Year ended December 31,
	2015	2014	2013
Financing activities
Contract holder account deposits	$586,072	$608,435	$565,255
Contract holder account withdrawals	(415,262)	(396,795)	(384,914)
Proceeds from the issuance of short-term debt	15,000	—	—
Repayments of debt	—	—	(50,000)
Receipts related to noncontrolling interests, net	64	60	159
Excess tax deductions on stock-based compensation	1,362	1,199	1,964
Repurchase of common stock, net	(584)	(8,003)	(43,707)
Dividends paid	(89,347)	(34,749)	(64,775)
Net cash provided by financing activities	97,305	170,147	23,982
Increase (decrease) in cash and cash equivalents	(47,142)	70,262	(71,704)
Cash and cash equivalents at beginning of year	76,632	6,370	78,074
Cash and cash equivalents at end of year	$29,490	$76,632	$6,370

Supplemental disclosures of cash flow information
Cash paid (received) during the year for:
Interest	$4,850	$4,850	$7,104
Income taxes	27,701	22,802	21,001

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

Recent Accounting Pronouncements

In January 2016, the FASB issued guidance which amends certain aspects of the recognition and measurement of financial instruments. The new guidance primarily affects the accounting for equity investments, the presentation and disclosure requirements for financial instruments and the methodology for assessing the need for a valuation allowance on deferred tax assets resulting from unrealized losses on available-for-sale fixed maturity securities. The guidance becomes effective for fiscal years beginning after December 15, 2017. We are currently evaluating the impact of this guidance on our consolidated financial statements.
In February 2015, the Financial Accounting Standards Board (FASB) issued guidance that amends existing consolidation guidance. The new guidance modifies the consolidation framework for certain investment entities and all limited partnerships. It also eliminates certain criteria used to determine whether fees paid to a decision maker are a variable interest. The amendment allows for either a full retrospective or modified approach at adoption of the new standard, which becomes effective for fiscal years beginning after December 15, 2015. We do not believe adoption of the new guidance will have a material effect on our consolidated financial statements.

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

In January 2014, the FASB issued guidance, which became effective during the first quarter of 2015, related to accounting for low income housing tax credit investments (LIHTC). Historically we have applied the equity method of accounting for these limited partnership and limited liability company investments. The new guidance allowed us the option to account for these investments using the proportional amortization method, which amortizes the acquisition cost of the partnership in proportion to the recognition of the tax benefits associated with these projects. Under this option, the tax credits, net of the amortization of the partnership interest, would be recognized as a component of income taxes. This guidance did not impact us as we elected to continue using our historical equity method of accounting for these investments.

Investments

Fixed Maturities and Equity Securities

Fixed maturities, comprised of bonds and redeemable preferred stock, which may be sold, are designated as "available for sale." Available-for-sale securities, with the exception of interest-only bonds, are reported at fair value and unrealized gains and losses on these securities are included directly in stockholders' equity as a component of accumulated other comprehensive income. The unrealized gains and losses are reduced by a provision for deferred income taxes and adjustments to deferred acquisition costs, value of insurance in force acquired, unearned revenue reserves and policyholder liabilities that would have been required as a charge or credit to income had such amounts been realized. Interest-only bonds are considered to have an embedded derivative feature. Accordingly, unrealized gains and losses relating to these securities are recorded as a component of net investment income in the consolidated statements of operations.

Premiums and discounts for all fixed maturity securities are amortized/accreted into investment income over the life of the security using the effective interest method. Amortization/accrual of premiums and discounts on mortgage- and asset-backed securities incorporates prepayment assumptions to estimate the securities' expected lives. Subsequent revisions in assumptions are recorded using the retrospective or prospective method. Under the retrospective method used for mortgage-backed and asset-backed securities of high credit quality (ratings equal to or greater than "AA" or an equivalent rating by a nationally recognized rating agency at the time of acquisition or that are backed by a U.S. agency), amortized cost of the security is adjusted to the amount that would have existed had the revised assumptions been in place at the date of acquisition. The adjustments to amortized cost are recorded as a charge or credit to net investment income. Under the prospective method, which is used for all other mortgage-backed and asset-backed securities, future cash flows are estimated and interest income is recognized going forward using the new internal rate of return.

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

Real Estate

Real estate is reported at cost less allowances for depreciation, as applicable. The carrying value of these assets is subject to regular review. For properties held for investment, if indicators of impairment are present and a property's expected undiscounted cash flows are not sufficient to recover the property's carrying value, an impairment loss is recognized and the property's cost basis is reduced to fair value. Real estate held for sale is carried at the lower of cost or fair value, less costs to sell, with valuation allowances recognized as a realized loss on investments and depreciation is no longer recorded. There was one property held for investment with an impairment charge of $0.2 million as of December 31, 2015 and two properties held for investment with an impairment charge of $0.4 million as of December 31, 2014. There were no properties held for sale as of December 31, 2015 or December 31, 2014.

Other Investments

Policy loans are reported at unpaid principal balance. Short-term investments, which include investments with remaining maturities of one year or less, but greater than three months at the time of acquisition, are reported at cost adjusted for amortization of premiums and accrual of discounts. Other investments include call options, which are carried at fair value, a promissory note acquired in a sale of a partnership interest, which is carried at the remaining basis of the partnership, and our ownership interest in aircraft acquired in a troubled debt restructuring with a bond issuer that filed for bankruptcy. The ownership interest in the aircraft is reported at cost, less accumulated depreciation.

We have embedded derivatives associated with modified coinsurance contracts, which are included within reinsurance recoverable. These instruments are carried at fair value with changes reflected in net investment income. See Note 2 for more information regarding our derivative instruments.

Securities and indebtedness of related parties include investments in corporations and partnerships over which we may exercise significant influence and those investments for which we are required or choose to use the equity method of accounting. These corporations and partnerships operate predominately in the investment company, real estate, broker/dealer and insurance industries and include LIHTC. Such investments are accounted for using the equity method. In applying the equity method, we record our share of income or loss reported by the equity investees. For partnerships operating in the investment company industry, this income or loss includes changes in unrealized gains and losses in the partnerships' investment portfolios.

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

Deferred Acquisition Costs and Value of Insurance In Force Acquired

Deferred acquisition costs include certain costs of successfully acquiring new insurance business, including commissions and other expenses related to the production of new business, to the extent recoverable from future policy revenues and gross profits. Also included are premium bonuses and bonus interest credited to contracts during the first contract year only. The value of insurance in force acquired represents the cost assigned to insurance contracts when an insurance company is acquired. The initial value is determined by an actuarial study using expected future gross profits as a measurement of the net present value of the insurance acquired. Interest accrued on the unamortized balance at a weighted average rate of 4.84% in 2015, 4.84% in 2014 and 4.94% in 2013.

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

Other Assets

Other assets include property and equipment, primarily comprised of capitalized software costs and furniture and equipment, which are reported at cost less allowances for depreciation and amortization. We expense costs incurred in the preliminary stages of developing internal-use software as well as costs incurred post-implementation for maintenance. Capitalization of internal-use software costs occurs after management has authorized the project and it is probable that the software will be used as intended. Amortization of software costs begins after the software has been placed in production. Depreciation and amortization expense is computed primarily using the straight-line method over the estimated useful lives of the assets, which range from three to twenty years. Property and equipment had a carrying value of $30.2 million at December 31, 2015 and $28.6 million at December 31, 2014, and accumulated depreciation and amortization of $61.4 million at December 31, 2015 and $53.2 million at December 31, 2014. Depreciation and amortization expense for property and equipment was $8.2 million in 2015, $6.3 million in 2014 and $4.6 million in 2013.

Other assets at December 31, 2015 and 2014, also includes goodwill of $9.9 million related to the excess of the amounts paid to acquire companies over the fair value of the net assets acquired. Goodwill is not amortized but is subject to annual impairment testing. We evaluate our goodwill balance by comparing the fair value of our reporting units to the carrying value of the goodwill. We conduct a qualitative impairment review at least annually as well as when indicators suggest an impairment may have occurred to determine if indicators of deterioration in the business would suggest its value has declined below the carrying value of goodwill. Such circumstances include changes in the competitive or overall economic environment or other business condition changes that may negatively impact the value of the underlying business. On a periodic basis, as well as in the event circumstances indicate the value of the business may have declined significantly, we will estimate the value of the business using discounted cash flow techniques. We believe this approach better approximates the fair value of our goodwill than a market capitalization approach. A number of significant assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including future premiums, product lapses, investment yields and discount rate. Underlying assumptions are based on historical experience and our best estimates given information available at the time of testing. As a result of our impairment review, we have determined our goodwill was not impaired as of December 31, 2015 or 2014.

Future Policy Benefits

Future policy benefit reserves for interest sensitive products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. We also have additional benefit reserves that are established for annuity or universal life-type contracts that provide benefit guarantees, or for contracts that are expected to produce profits followed by losses. The liabilities are accrued in relation to estimated contract assessments. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances. Interest crediting rates for our interest sensitive products ranged from 1.00% to 5.50% in 2015, 2014 and 2013.

The liability for future policy benefits for direct participating traditional life insurance is based on net level premium reserves, including assumptions as to interest, mortality and other factors underlying the guaranteed policy cash values. Reserve interest assumptions are level and range from 2.00% to 6.00%. The average rate of assumed investment yields used in estimating gross margins was 5.66% in 2015, 5.75% in 2014 and 5.84% in 2013. The liability for future policy benefits for non-participating traditional life insurance is computed using a net level method, including assumptions as to mortality, persistency and interest and includes provisions for possible unfavorable deviations.

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

We have accrued dividends for participating business that are established for anticipated amounts earned to date that have not been paid. The declaration of future dividends for participating business is at the discretion of the Board of Directors of Farm

Bureau Life. Participating business accounted for 31% of receipts from policyholders during 2015 (2014 and 2013 - 30%) and represented 11% of life insurance in force at December 31, 2015, 2014 and 2013.

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

Underwriting, Acquisition and Insurance Expenses

	Year ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	$22,260	$22,856	$27,410
Amortization of deferred acquisition costs	35,220	33,303	29,908
Amortization of value of insurance in force acquired	2,436	3,500	2,565
Other underwriting, acquisition and insurance expenses, net of deferrals	83,752	78,599	78,377
Total	$143,668	$138,258	$138,260

Other Income and Other Expenses

Other income and other expenses primarily consist of revenue and expenses generated by our various non-insurance subsidiaries for investment advisory, marketing and distribution, and leasing services. They also include revenues and expenses generated by our parent company for management services. Certain of these activities are performed on behalf of our affiliates. Lease income from leases with affiliates totaled $4.9 million in 2015, $3.1 million in 2014 and $2.2 million in 2013. Investment advisory fee income from affiliates totaled $2.3 million in 2015, $1.9 million in 2014 and $1.7 million in 2013. In addition, Farm Bureau Life has certain items, including fees earned from brokered products, reported as other income and other expense, which netted to $3.2 million in 2015 and 2014 and $3.0 million in 2013. We expense legal costs associated with a loss contingency as incurred.

Retirement and Compensation Plans

We participate with affiliates and an unaffiliated organization in defined benefit pension plans, including a multiemployer plan. The multiemployer plan records an asset or liability based on the difference between contributions made to the plan to date and expense recognized for the plan to date. The obligations for the single employer plans are based on an actuarial valuation of future benefits. For the multiemployer plan, our contributions are commingled with those of the other employers to fund the plan benefit obligations. Should a participating employer be unable to provide funding, the remaining employers would be required to continue funding all future obligations. We employ a long-term investment strategy of maintaining diversified plan assets. The expected return on plan assets is set at the long-term rate expected to be earned based on the long-term investment strategy of the plans for assets at the end of the reporting period.

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

Comprehensive Income

Comprehensive income includes net income, as well as other comprehensive income items not recognized through net income. Other comprehensive income includes unrealized gains and losses on our available-for-sale securities as well as the underfunded obligation for certain retirement and postretirement benefit plans. These items are included in accumulated other comprehensive income, net of tax and other offsets, in stockholders' equity. The changes in unrealized gains and losses reported in our Statement of Comprehensive Income (Loss), excludes net investment gains and losses included in net income which represent transfers from unrealized to realized gains and losses. These transfers are further discussed in Note 7. The components of the underfunded obligation for certain retirement and postretirement benefit plans are provided in Note 8.

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

2. Investment Operations

Fixed Maturity and Equity Securities

Available-For-Sale Fixed Maturity and Equity Securities by Investment Category

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit losses on other-than-temporary impairments (1)
	(Dollars in thousands)
Fixed maturities:
Corporate (2)	$3,464,402	$192,149	$(137,844)	$3,518,707	$351
Residential mortgage-backed	436,969	33,880	(5,343)	465,506	(3,584)
Commercial mortgage-backed	514,195	42,284	(2,487)	553,992	—
Other asset-backed	578,692	11,554	(7,124)	583,122	3,058
United States Government and agencies	41,050	3,129	(81)	44,098	—
State, municipal and other governments	1,344,611	129,923	(2,183)	1,472,351	—
Total fixed maturities	$6,379,919	$412,919	$(155,062)	$6,637,776	$(175)

Equity securities:
Non-redeemable preferred stocks	$87,029	$6,095	$(1,173)	$91,951
Common stocks	29,307	450	(41)	29,716
Total equity securities	$116,336	$6,545	$(1,214)	$121,667

Available-For-Sale Fixed Maturity and Equity Securities by Investment Category

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit losses on other-than-temporary impairments (1)
	(Dollars in thousands)
Fixed maturities:
Corporate (2)	$3,335,535	$348,937	$(17,566)	$3,666,906	$211
Residential mortgage-backed	453,607	42,510	(4,583)	491,534	(3,694)
Commercial mortgage-backed	485,934	45,573	(812)	530,695	—
Other asset-backed	508,090	17,188	(4,017)	521,261	5,223
United States Government and agencies	38,227	4,581	(4)	42,804	—
State, municipal and other governments	1,290,040	157,571	(113)	1,447,498	—
Total fixed maturities	$6,111,433	$616,360	$(27,095)	$6,700,698	$1,740

Equity securities:
Non-redeemable preferred stocks	$80,566	$5,135	$(660)	$85,041
Common stocks	26,844	738	—	27,582
Total equity securities	$107,410	$5,873	$(660)	$112,623

(1)
Non-credit losses subsequent to the initial impairment measurement date on OTTIs are included in the gross unrealized gains and gross unrealized losses columns above. The non-credit loss component of OTTI losses for corporate and other asset-backed securities were in an unrealized gain position at December 31, 2015 and December 31, 2014 due to increases in estimated fair value subsequent to initial recognition of non-credit losses on such securities.

(2)
Corporate securities include hybrid preferred securities with a fair value of $43.5 million at December 31, 2015 and $80.9 million at December 31, 2014. Corporate securities also include redeemable preferred stock with a fair value of $24.8 million at December 31, 2015 and $29.9 million at December 31, 2014.

Available-For-Sale Fixed Maturities by Maturity Date

	December 31, 2015
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$82,803	$84,057
Due after one year through five years	726,985	774,484
Due after five years through ten years	801,426	822,177
Due after ten years	3,238,849	3,354,438
	4,850,063	5,035,156
Mortgage-backed and other asset-backed	1,529,856	1,602,620
Total fixed maturities	$6,379,919	$6,637,776

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Fixed maturities not due at a single maturity date have been included in the above table in the year of final contractual maturity.

Net Unrealized Gains (Losses) on Investments in Accumulated Other Comprehensive Income

	December 31,
	2015	2014
	(Dollars in thousands)
Net unrealized appreciation on:
Fixed maturities - available for sale	$257,857	$589,265
Equity securities - available for sale	5,331	5,213
	263,188	594,478
Adjustments for assumed changes in amortization pattern of:
Deferred acquisition costs	(73,735)	(179,544)
Value of insurance in force acquired	(3,087)	(3,939)
Unearned revenue reserve	3,352	11,461
Adjustments for assumed changes in policyholder liabilities	(4,090)	(11,182)
Provision for deferred income taxes	(64,955)	(143,932)
Net unrealized investment gains	$120,673	$267,342

Change in Unrealized Appreciation/Depreciation of Investments - Recorded in Accumulated Other Comprehensive Income

	Year ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Fixed maturities - available for sale	$(331,408)	$336,051	$(374,923)
Equity securities - available for sale	118	3,729	(2,629)
Change in unrealized appreciation/depreciation of investments	$(331,290)	$339,780	$(377,552)

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

Fixed Maturity and Equity Securities with Unrealized Losses by Length of Time

	December 31, 2015
	Less than one year		One year or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$1,115,324	$(96,062)	$115,730	$(41,782)	$1,231,054	$(137,844)	88.9%
Residential mortgage-backed	21,646	(725)	26,537	(4,618)	48,183	(5,343)	3.4
Commercial mortgage-backed	48,424	(1,947)	7,657	(540)	56,081	(2,487)	1.6
Other asset-backed	285,395	(3,323)	65,298	(3,801)	350,693	(7,124)	4.6
United States Government and agencies	4,807	(81)	—	—	4,807	(81)	0.1
State, municipal and other governments	77,980	(2,183)	—	—	77,980	(2,183)	1.4
Total fixed maturities	$1,553,576	$(104,321)	$215,222	$(50,741)	$1,768,798	$(155,062)	100.0%

Equity securities:
Non-redeemable preferred stocks	$21,280	$(573)	$4,400	$(600)	$25,680	$(1,173)
Common stock	1,428	(41)	—	—	1,428	(41)
Total equity securities	$22,708	$(614)	$4,400	$(600)	$27,108	$(1,214)

	December 31, 2014
	Less than one year		One year or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$203,764	$(9,756)	$142,600	$(7,810)	$346,364	$(17,566)	64.8%
Residential mortgage-backed	27,889	(315)	19,084	(4,268)	46,973	(4,583)	16.9
Commercial mortgage-backed	—	—	20,900	(812)	20,900	(812)	3.0
Other asset-backed	128,516	(2,349)	55,526	(1,668)	184,042	(4,017)	14.8
United States Government and agencies	500	—	470	(4)	970	(4)	—
State, municipal and other governments	—	—	12,472	(113)	12,472	(113)	0.5
Total fixed maturities	$360,669	$(12,420)	$251,052	$(14,675)	$611,721	$(27,095)	100.0%

Equity securities:
Non-redeemable preferred stocks	$14,838	$(110)	$4,450	$(550)	$19,288	$(660)
Total equity securities	$14,838	$(110)	$4,450	$(550)	$19,288	$(660)

Fixed maturities in the above table include 542 securities from 435 issuers at December 31, 2015 and 185 securities from 160 issuers at December 31, 2014. We do not intend to sell or believe we will be required to sell any of our temporarily-impaired fixed maturities before recovery of their amortized cost basis. The following summarizes the more significant unrealized losses of fixed maturities and equity securities by investment category as of December 31, 2015.

Corporate securities: The largest unrealized losses were in the energy sector ($269.8 million fair value and $62.4 million unrealized loss) and in the basic industrial sector ($169.4 million fair value and $32.5 million unrealized loss). The largest unrealized losses in the energy sector were in the midstream ($82.5 million fair value and $23.6 million unrealized loss) and the oil field services ($49.1 million fair value and $15.7 million unrealized loss) sub-sectors. The largest unrealized losses in the basic industrial sector were in the metal/mining ($78.2 million fair value and $24.0 million unrealized loss) and the chemicals ($79.0 million fair value and $7.5 million unrealized loss) sub-sectors. The majority of losses were attributable to credit spread widening across the energy sector and metal/mining sub-sectors associated with sharp declines in commodity prices. The price of crude oil has decreased from $98.42 per barrel at December 31, 2013 to $37.04 per barrel at December 31, 2015. Energy-

related companies have been negatively impacted by the rapid decline in oil prices, which has pressured revenues and margins. The metal/mining sub-sector companies are experiencing lower demand for coal, copper, iron ore and other basic industrial minerals due to the economic slowdown in China in addition to sluggish demand in Europe and the U.S. Over the last 12 months, iron ore and copper prices have declined 37% and 23%, respectively. Lower metal prices are leading metal and mining companies to shut down production at high-cost mines and defer capital expenditures at mines in the development stage.

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

Excluding mortgage- and asset-backed securities, no securities from the same issuer had an aggregate unrealized loss in excess of $4.7 million at December 31, 2015, with the largest unrealized loss from an energy service provider. With respect to mortgage- and asset-backed securities not backed by the United States Government, our largest aggregate unrealized loss from the same issuer at December 31, 2015 was $3.7 million, consisting of two different securities that are backed by different pools of Alt-A residential mortgage loans. Both securities are rated non-investment grade and the largest unrealized loss totaled $2.2 million.

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

Any loan delinquent on contractual payments is considered non-performing. At December 31, 2015 and December 31, 2014, there were no non-performing loans over 90 days past due on contractual payments.

Mortgage Loans by Collateral Type

	December 31, 2015		December 31, 2014
Collateral Type	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
Office	$333,400	44.8%	$269,308	42.8%
Retail	227,039	30.5	214,710	34.1
Industrial	133,085	17.9	125,425	19.9
Other	50,779	6.8	19,853	3.2
Total	$744,303	100.0%	$629,296	100.0%

Mortgage Loans by Geographic Location within the United States

	December 31, 2015		December 31, 2014
Region of the United States	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
South Atlantic	$233,522	31.4%	$191,835	30.5%
West North Central	102,555	13.8	85,664	13.6
Pacific	100,188	13.4	94,770	15.1
East North Central	86,019	11.5	80,999	12.9
Mountain	78,750	10.6	62,473	9.9
West South Central	66,677	9.0	50,010	7.9
Other	76,592	10.3	63,545	10.1
Total	$744,303	100.0%	$629,296	100.0%

Mortgage Loans by Loan-to-Value Ratio

	December 31, 2015		December 31, 2014
Loan-to-Value Ratio	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
0% - 50%	$264,605	35.6%	$180,884	28.7%
50% - 60%	169,045	22.7	189,210	30.1
60% - 70%	234,544	31.5	198,336	31.5
70% - 80%	67,072	9.0	53,480	8.5
80% - 90%	9,037	1.2	7,386	1.2
Total	$744,303	100.0%	$629,296	100.0%

The loan-to-value ratio is determined using the most recent appraised value. Appraisals are updated periodically including when there is indication of a possible significant collateral decline or there are loan modifications or refinance requests.

Mortgage Loans by Year of Origination

	December 31, 2015		December 31, 2014
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
2015	$154,582	20.9%	$—	—%
2014	83,546	11.2	86,174	13.7
2013	79,879	10.7	81,802	13.0
2012	65,817	8.8	70,274	11.2
2011	45,359	6.1	46,813	7.4
2010 and prior	315,120	42.3	344,233	54.7
Total	$744,303	100.0%	$629,296	100.0%

Impaired Mortgage Loans
	December 31,
	2015	2014
	(Dollars in thousands)
Unpaid principal balance	$21,766	$22,103
Less:
Related allowance	(851)	(857)
Discount	(87)	(267)
Carrying value of impaired mortgage loans	$20,828	$20,979

Allowance on Mortgage Loans
	Year ended December 31,
	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$857	$888
Charge offs	(6)	(31)
Balance at end of period	$851	$857

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

There were no loan modifications during 2015 or 2014.

Components of Net Investment Income
	Year ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Fixed maturities - available for sale	$338,952	$333,759	$328,979
Equity securities - available for sale	6,091	5,388	4,295
Mortgage loans	35,923	32,759	32,447
Real estate	169	140	331
Policy loans	8,871	8,620	8,502
Short-term investments, cash and cash equivalents	141	—	102
Prepayment fee income and other	9,289	9,455	5,098
	399,436	390,121	379,754
Less investment expenses	(8,287)	(8,039)	(9,103)
Net investment income	$391,149	$382,082	$370,651

Realized Gains (Losses) - Recorded in Income
	Year ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Realized gains (losses) on sales of investments
Fixed maturities:
Gross gains	$4,781	$4,593	$18,495
Gross losses	(1,952)	(833)	(2,374)
Real estate	—	—	12
Other	8,233	—	(166)
	11,062	3,760	15,967
Impairment losses recognized in earnings:
Credit-related portion of fixed maturity losses (1)	(363)	—	(618)
Other credit-related (2)	(210)	(822)	(1,794)
Realized gains on investments recorded in income	$10,489	$2,938	$13,555

(1)
Amount represents the credit-related losses recognized for fixed maturities which were impaired through income but not written down to fair value. As discussed above, the non-credit portion of the losses have been recognized in other comprehensive income (loss).

(2)	Amount represents credit-related losses for mortgage loans, other investments, real estate and fixed maturities written down to fair value through income.

Proceeds from sales of fixed maturities were $108.5 million in 2015, $67.2 million in 2014 and $138.4 million in 2013.

Included in other realized gains, above, was a $6.5 million gain from the disposal of an interest in a partnership during 2015.

Realized losses on sales were on securities that we did not intend to sell at the prior balance sheet date or on securities that were impaired in a prior period, but decreased in value during the year.

Credit Loss Component of Other-Than-Temporary Impairments on Fixed Maturities

The following table sets forth the amount of credit loss impairments on fixed maturities held by the Company as of the dates indicated for which the non-credit portion of the OTTI was recognized in other comprehensive income (loss) and corresponding changes in such amounts.

	Year ended December 31,
	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$(16,772)	$(21,592)
Increases to previously impaired investments	(363)	—
Reductions due to investments sold	5,637	4,820
Balance at end of period	$(11,498)	$(16,772)

Variable Interest Entities

We evaluate our variable interest entity (VIE) investees to determine whether the level of our direct ownership interest, our rights to manage operations or our obligation to provide ongoing financial support are such that we are the primary beneficiary of the entity, and would therefore be required to consolidate it for financial reporting purposes. None of our VIE investees were required to be consolidated during 2015, 2014 or 2013. Our VIE investments are as follows:

	December 31, 2015		December 31, 2014
	Carrying Value	Maximum Exposure to Loss	Carrying Value	Maximum Exposure to Loss
	(Dollars in thousands)
Real estate limited partnerships	$15,780	$15,780	$17,046	$17,046

The real estate limited partnerships had revenues totaling $4.6 million for 2015, $4.0 million for 2014 and $4.3 million for 2013. We may make commitments to fund partnership investments in the normal course of business. We did not have any commitments to investees designated as VIE's during the years ended December 31, 2015, 2014 or 2013.

Derivative Instruments

We are not significantly involved in hedging activities and have limited exposure to derivatives. We do not apply hedge accounting to any of our derivative positions. Derivative assets, which are primarily reported in reinsurance recoverable and other investments, totaled $9.9 million at December 31, 2015 and $7.1 million at December 31, 2014. At December 31, 2015, we had master netting agreements with counterparties covering cash collateral payable totaling $0.4 million. This amount was invested and included in the consolidated balance sheets with corresponding amounts netted against the derivative instruments. We also received collateral of $2.2 million at December 31, 2015, which is held in a separate custodial account and not recorded on the balance sheet. Our derivative assets consist of an interest-only bond, derivatives embedded within our modified coinsurance agreements and call options which provide an economic hedge for our index products. Derivative liabilities totaled $9.4 million at December 31, 2015 and $8.7 million at December 31, 2014 and include derivatives embedded within our index annuity contracts and derivatives embedded within our modified coinsurance agreements. The net gain (loss) recognized on these derivatives was included in net investment income and interest sensitive benefits and totaled ($0.3) million in 2015, $2.1 million in 2014 and ($1.5) million in 2013.

Low Income Housing Tax Credit Investments

We invest in non-guaranteed federal LIHTC which are included in securities and indebtedness of related parties in the balance sheet. The carrying value of these investments totaled $94.2 million at December 31, 2015 and $84.8 million at December 31, 2014. There were no impairment losses recorded on these investments during 2015, 2014 or 2013. We use the equity method of accounting for these investments and recorded the following in our consolidated statement of operations.

LIHTC Equity Income (Loss), Net of Related Income Taxes
	Year ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Equity losses from LIHTC	$(7,022)	$(6,411)	$(6,273)
Income benefits:
Tax benefits from equity losses	2,458	2,244	2,196
Investment tax credits	13,542	12,209	9,775
Equity income from LIHTC, net of related income benefits	$8,978	$8,042	$5,698

Other

At December 31, 2015, affidavits of deposits covering investments with a carrying value totaling $7,148.2 million were on deposit with state agencies to meet regulatory requirements. Fixed maturities with a carrying value of $421.4 million were on deposit with the Federal Home Loan Bank of Des Moines (FHLB) as collateral for funding agreements.

At December 31, 2015, we had committed to provide additional funds for limited partnerships and limited liability companies in which we invest. The amounts of these unfunded commitments totaled $31.9 million, of which, $8.5 million represents LIHTC commitments which are summarized by year in the following table.

LIHTC Commitments by year
December 31, 2015
(Dollars in thousands)
2016	$7,090
2017	899
2018-2024	467
Total	$8,456

The carrying value of investments which have been non-income producing for the twelve months preceding December 31, 2015 includes real estate totaling $2.0 million.

No investment in any entity or its affiliates (other than bonds issued by agencies of the United States Government) exceeded 10.0% of stockholders' equity at December 31, 2015.

3. Fair Values

The carrying and estimated fair values of our financial instruments are as follows:

Fair Values and Carrying Values

	December 31,
	2015		2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Assets
Fixed maturities - available for sale	$6,637,776	$6,637,776	$6,700,698	$6,700,698
Equity securities - available for sale	121,667	121,667	112,623	112,623
Mortgage loans	744,303	780,624	629,296	667,913
Policy loans	185,784	230,153	182,502	230,070
Other investments	2,331	2,331	3,558	3,558
Cash, cash equivalents and short-term investments	57,741	57,741	125,217	125,217
Reinsurance recoverable	2,636	2,636	3,562	3,562
Assets held in separate accounts	625,257	625,257	683,033	683,033

Liabilities
Future policy benefits	$3,750,186	$3,618,145	$3,563,558	$3,634,878
Supplementary contracts without life contingencies	339,929	339,717	341,955	361,733
Advance premiums and other deposits	245,269	245,269	239,700	239,700
Short-term debt	15,000	15,000	—	—
Long-term debt	97,000	68,133	97,000	69,772
Other liabilities	56	56	173	173
Liabilities related to separate accounts	625,257	620,676	683,033	677,040

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

Level 3 fixed maturities include corporate, mortgage- and asset-backed, United States Governments sponsored agencies and private placement corporate securities for which there is little or no current market data available. We use external pricing sources, or if prices are not available we will estimate fair value internally. Fair values of private corporate investments in Level 3 are determined by reference to the public market, private transactions or valuations for comparable companies or assets in the relevant asset class when such amounts are available. For other securities where an exit price based on relevant observable inputs is not obtained, the fair value is determined using a matrix calculation. Fair values estimated through the use of matrix pricing methods rely on an estimate of credit spreads to a risk-free U.S. Treasury yield. Selecting the credit spread requires judgment based on an understanding of the security and may include a market liquidity premium. Our selection of comparable companies as well as the level of spread requires significant judgment. Increases in spreads used in our matrix models, or those used to value comparable companies, will result in a decrease in discounted cash flows used, and accordingly in the estimated fair value of the security.

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

•
We compare period to period price trends to detect unexpected price fluctuation based on our knowledge of the market and the particular instrument. As fluctuations are noted, we will perform further research which may include discussions with the original pricing source or other external sources to ensure we are in agreement with the valuation.

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

Level 2 equity securities consist of common stock issued by the Federal Home Loan Bank of Des Moines (FHLB), with estimated fair value based on the current redemption value of the shares and non-redeemable preferred stock. Estimated fair value for the non-redeemable preferred stock is obtained from external pricing sources using a matrix pricing approach.

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

Short-term debt:

Short-term debt is not measured at fair value on a recurring basis and is a Level 3 measurement. Our short-term debt consists of advances with interest set to the debt issuer’s current lending rate during December 2015, repayable in less than one month. Given the recent issuance of this short-term debt, its carrying value approximates fair value.

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

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels

	December 31, 2015
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Corporate securities	$—	$3,469,631	$49,076	$3,518,707
Residential mortgage-backed securities	—	461,777	3,729	465,506
Commercial mortgage-backed securities	—	465,812	88,180	553,992
Other asset-backed securities	—	527,565	55,557	583,122
United States Government and agencies	14,760	20,612	8,726	44,098
State, municipal and other governments	—	1,472,351	—	1,472,351
Non-redeemable preferred stocks	—	84,480	7,471	91,951
Common stocks	4,728	24,988	—	29,716
Other investments	—	2,331	—	2,331
Cash, cash equivalents and short-term investments	57,741	—	—	57,741
Reinsurance recoverable	—	2,636	—	2,636
Assets held in separate accounts	625,257	—	—	625,257
Total assets	$702,486	$6,532,183	$212,739	$7,447,408

Liabilities
Future policy benefits - index annuity embedded derivatives	$—	$—	$9,374	$9,374
Other liabilities	—	56	—	56
Total liabilities	$—	$56	$9,374	$9,430

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels

	December 31, 2014
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Corporate securities	$—	$3,602,667	$64,239	$3,666,906
Residential mortgage-backed securities	—	491,534	—	491,534
Commercial mortgage-backed securities	—	452,804	77,891	530,695
Other asset-backed securities	—	405,120	116,141	521,261
United States Government and agencies	15,170	18,569	9,065	42,804
State, municipal and other governments	—	1,447,498	—	1,447,498
Non-redeemable preferred stocks	—	76,987	8,054	85,041
Common stocks	3,501	24,081	—	27,582
Other investments	—	3,558	—	3,558
Cash, cash equivalents and short-term investments	125,217	—	—	125,217
Reinsurance recoverable	—	3,562	—	3,562
Assets held in separate accounts	683,033	—	—	683,033
Total assets	$826,921	$6,526,380	$275,390	$7,628,691

Liabilities
Future policy benefits - index annuity embedded derivatives	$—	$—	$8,681	$8,681
Other liabilities	—	173	—	173
Total liabilities	$—	$173	$8,681	$8,854

Level 3 Fixed Maturities by Valuation Source - Recurring Basis

	December 31, 2015
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$17,208	$31,868	$49,076
Commercial mortgage-backed securities	88,180	—	88,180
Residential mortgage-backed securities	—	3,729	3,729
Other asset-backed securities	35,420	20,137	55,557
United States Government and agencies	—	8,726	8,726
Total	$140,808	$64,460	$205,268
Percent of total	68.6%	31.4%	100.0%

	December 31, 2014
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$40,095	$24,144	$64,239
Commercial mortgage-backed securities	77,891	—	77,891
Other asset-backed securities	95,271	20,870	116,141
United States Government and agencies	—	9,065	9,065
Total	$213,257	$54,079	$267,336
Percent of total	79.8%	20.2%	100.0%

Quantitative Information about Level 3 Fair Value Measurements - Recurring Basis

	December 31, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$33,508	Discounted cash flow	Credit spread	1.16% - 17.50% (11.26%)
Commercial mortgage-backed	71,100	Discounted cash flow	Credit spread	1.10% - 4.15% (3.12%)
Other asset-backed securities	13,737	Discounted cash flow	Credit spread	1.25% - 7.90% (5.61%)
United States Government and agencies	8,726	Discounted cash flow	Credit spread	2.59% (2.59%)
Non-redeemable preferred stocks	7,471	Discounted cash flow	Credit spread	4.55% (4.55%)
Total Assets	$134,542

Liabilities
Future policy benefits - index annuity embedded derivatives	$9,374	Discounted cash flow	Credit risk Risk margin	0.80% - 2.25% (1.45%) 0.15% - 0.40% (0.25%)

	December 31, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$41,491	Discounted cash flow	Credit spread	0.95% - 6.80% (4.92%)
Commercial mortgage-backed	77,891	Discounted cash flow	Credit spread	1.75% - 4.00% (2.89%)
Other asset-backed securities	26,937	Discounted cash flow	Credit spread	0.96% - 6.17% (4.31%)
United States Government and agencies	9,065	Discounted cash flow	Credit spread	1.80% (1.80%)
Non-redeemable preferred stocks	8,054	Discounted cash flow	Credit spread	3.34% (3.34%)
Total Assets	$163,438

Liabilities
Future policy benefits - index annuity embedded derivatives	$8,681	Discounted cash flow	Credit risk Risk margin	0.70% - 1.70% (1.10%) 0.15% - 0.40% (0.25%)

The tables above exclude certain securities for which the fair value was based on non-binding broker quotes where we could not reasonably obtain the quantitative unobservable inputs.

Level 3 Financial Instruments Changes in Fair Value - Recurring Basis

	December 31, 2015
				Realized and unrealized gains (losses), net
	Balance, December 31, 2014	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Amort-ization included in net income	Balance, December 31, 2015
	(Dollars in thousands)
Assets
Corporate securities	$64,239	$15,993	$(20,499)	$—	$55	$21,363	$(32,649)	$574	$49,076
Residential mortgage-backed securities	—	19,353	(2,340)	—	284	5,984	(19,631)	79	3,729
Commercial mortgage-backed securities	77,891	17,287	(885)	—	(3,905)	—	(2,334)	126	88,180
Other asset-backed securities	116,141	53,215	(10,085)	—	(662)	30,287	(133,351)	12	55,557
United States Government and agencies	9,065	—	—	—	(346)	—	—	7	8,726
Non-redeemable preferred stocks	8,054	—	—	—	(583)	—	—	—	7,471
Total Assets	$275,390	$105,848	$(33,809)	$—	$(5,157)	$57,634	$(187,965)	$798	$212,739

Liabilities
Future policy benefits - index annuity embedded derivatives	$8,681	$4,567	$(1,064)	$(2,810)	$—	$—	$—	$—	$9,374
Total Liabilities	$8,681	$4,567	$(1,064)	$(2,810)	$—	$—	$—	$—	$9,374

	December 31, 2014
				Realized and unrealized gains (losses), net
	Balance, December 31, 2013	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Amort-ization included in net income	Balance, December 31, 2014
	(Dollars in thousands)
Assets
Corporate securities	$81,994	$290	$(16,304)	$(273)	$(198)	$13,623	$(14,960)	$67	$64,239
Commercial mortgage-backed securities	71,712	2,920	(752)	—	8,734	—	(4,820)	97	77,891
Other asset-backed securities	85,835	83,387	(19,165)	—	(196)	1,974	(37,074)	1,380	116,141
United States Government and agencies	8,044	—	—	—	1,014	—	—	7	9,065
Non-redeemable preferred stocks	7,795	—	—	—	259	—	—	—	8,054
Total Assets	$255,380	$86,597	$(36,221)	$(273)	$9,613	$15,597	$(56,854)	$1,551	$275,390

Liabilities
Future policy benefits - index annuity embedded derivatives	$286	$7,237	$(369)	$1,527	$—	$—	$—	$—	$8,681
Total Liabilities	$286	$7,237	$(369)	$1,527	$—	$—	$—	$—	$8,681

(1)
Transfers into Level 3 represent assets previously priced using an external pricing service with access to observable inputs no longer available and therefore, were priced using non-binding broker quotes. Transfers out of Level 3 include those assets that we are now able to obtain pricing from a third party pricing vendor that uses observable inputs. The fair values of newly issued securities often require additional estimation until a market is created, which is generally within a few months after issuance. Once a market is created, as was the case for the majority of the security transfers out of the Level 3 category above, Level 2 valuation sources become available. There were no transfers between Level 1 and Level 2 during the periods presented above.

Valuation of our Financial Instruments Not Reported at Fair Value by Hierarchy Levels

	December 31, 2015
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$780,624	$780,624
Policy loans	—	—	230,153	230,153
Total assets	$—	$—	$1,010,777	$1,010,777

Liabilities
Future policy benefits	$—	$—	$3,608,771	$3,608,771
Supplementary contracts without life contingencies	—	—	339,717	339,717
Advance premiums and other deposits	—	—	245,269	245,269
Short-term debt	—	—	15,000	15,000
Long-term debt	—	—	68,133	68,133
Liabilities related to separate accounts	—	—	620,676	620,676
Total liabilities	$—	$—	$4,897,566	$4,897,566

	December 31, 2014
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$667,913	$667,913
Policy loans	—	—	230,070	230,070
Total assets	$—	$—	$897,983	$897,983

Liabilities
Future policy benefits	$—	$—	$3,626,197	$3,626,197
Supplementary contracts without life contingencies	—	—	361,733	361,733
Advance premiums and other deposits	—	—	239,700	239,700
Long-term debt	—	—	69,772	69,772
Liabilities related to separate accounts	—	—	677,040	677,040
Total liabilities	$—	$—	$4,974,442	$4,974,442

Level 3 Financial Instruments Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis, generally mortgage loans or real estate which have been deemed to be impaired during the reporting period. On May 22, 2015, one real estate property was impaired to a fair value totaling $1.0 million, which resulted in an impairment charge of $0.2 million. On December 2, 2014, one real estate property was impaired to a fair value totaling $1.0 million, which resulted in an impairment charge of $0.4 million.

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

Farm Bureau Life may cede certain losses under an annual 100% quota share accidental death reinsurance agreement. Coverage includes all acts of terrorism including those of a nuclear, chemical or biological origin. Coverage is subject to an annual aggregate retention of $14.1 million. A maximum occurrence limit of $50.0 million per aircraft applies to policies written on agents of the Company who are participating in company-sponsored incentive trips. Additionally, a $200.0 million occurrence limit applies to employees in the home office building, net of reinsurance on group life policies. All other occurrence catastrophes are unlimited in amount.

Life insurance in force ceded totaled $14,263.4 million (24.1% of life insurance in force) at December 31, 2015 and $13,837.9 million (24.3% of life insurance in force) at December 31, 2014. Insurance premiums and product charges have been reduced by $33.5 million in 2015, $32.5 million in 2014 and $29.4 million in 2013 and insurance benefits have been reduced by $26.2 million in 2015, $17.0 million in 2014 and $21.7 million in 2013 as a result of cession agreements.

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

We have assumed closed blocks of certain life and annuity business through coinsurance and modified coinsurance agreements. Life insurance in force assumed totaled $551.6 million (1.2% of total life insurance in force) at December 31, 2015 and $592.0 million (1.4% of total life insurance in force) at December 31, 2014. Premiums and product charges assumed totaled $2.8 million in 2015, $0.8 million and 2014 and 2013. Insurance benefits assumed totaled $1.2 million in 2015 and 2014 and $1.7 million in 2013.

Policy Provisions

Analysis of the Value of Insurance In Force Acquired

	Year ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Excluding impact of net unrealized investment gains and losses:
Balance at beginning of year	$26,436	$29,935	$32,500
Accretion of interest during the year	150	527	902
Amortization of asset	(2,586)	(4,026)	(3,467)
Balance prior to impact of net unrealized investment gains and losses	24,000	26,436	29,935
Impact of net unrealized investment gains and losses	(3,087)	(3,939)	(6,356)
Balance at end of year	$20,913	$22,497	$23,579

We periodically revise key assumptions used in the calculation of the value of insurance in force acquired through an “unlocking” process, which increased amortization $0.1 million in 2015, $1.4 million in 2014 and $0.2 million in 2013. Net amortization, based on expected future gross profits/margins, for the next five years is expected to be as follows: 2016 - $2.4 million; 2017 - $2.4 million; 2018 - $2.3 million; 2019 - $2.2 million; and 2020 - $2.1 million.

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

GMDB, IDB and GMIB Net Amount at Risk by Type of Guarantee

	December 31, 2015		December 31, 2014
	Separate Account Balance	Net Amount at Risk	Separate Account Balance	Net Amount at Risk
	(Dollars in thousands)
Guaranteed minimum death benefit:
Return of net deposits	$175,286	$623	$192,334	$659
Return the greater of highest anniversary value or net deposits	279,981	14,858	308,101	3,140
Incremental death benefit	256,929	50,159	280,214	56,369
Guaranteed minimum income benefit	37,334	—	41,378	405
Total		$65,640		$60,573

The separate account assets are principally comprised of stock and bond mutual funds. The net amount at risk for these contracts is based on the amount by which GMDB, IDB or GMIB exceeds account value. The reserve for GMDBs, IDBs or GMIBs, determined using modeling techniques and industry mortality assumptions, that is included in future policy benefits, totaled $5.4 million at December 31, 2015 and $3.3 million at December 31, 2014. The weighted average age of the contract holders with GMDB, IDB or GMIB rider exposure was 57 years at December 31, 2015 and 62 years at December 31, 2014. Benefits paid for GMDBs, IDBs and GMIBs totaled $0.4 million for 2015, $0.2 million for 2014 and $0.3 million for 2013.

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

Deferred income taxes have been established based upon the temporary differences between the financial statement and income tax bases of assets and liabilities. The reversal of the temporary differences will result in taxable or deductible amounts in future years when the related asset or liability is recovered or settled. A valuation allowance is required if it is more likely than not that a deferred tax asset will not be realized. In assessing the need for a valuation allowance we considered the scheduled reversal of deferred tax assets, projected future taxable income, taxable income from prior years available for recovery and tax planning strategies. Our tax planning strategies assume deferred tax assets related to unrealized losses on our investments are temporary as we have the ability to hold the investments until maturity, at which time the existing temporary difference is expected to reverse. As such, we have determined that the establishment of a valuation allowance was not necessary at December 31, 2015 and 2014.

Income Tax Expenses (Credits)

	Year ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Taxes provided in consolidated statements of operations on:
Income before equity loss:
Current	$40,578	$39,562	$43,264
Deferred	6,840	7,773	6,058
	47,418	47,335	49,322
Equity loss	(15,706)	(13,372)	(11,050)

Taxes provided in consolidated statements of changes in stockholders' equity:
Accumulated other comprehensive income	(77,473)	75,032	(91,961)
Class A and Class B common stock	(1,363)	(1,148)	(1,657)
	(78,836)	73,884	(93,618)
	$(47,124)	$107,847	$(55,346)

Effective Tax Rate Reconciliation to Federal Income Tax Rate

	Year ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Income before income taxes and equity loss	$151,368	$147,101	$150,305

Income tax at federal statutory rate (35%)	$52,979	$51,485	$52,607
Tax effect (decrease) of:
Tax-exempt dividend and interest income	(3,233)	(3,400)	(2,802)
Other items	(2,328)	(750)	(483)
Income tax expense	$47,418	$47,335	$49,322

In 2015, the other items affecting the effective tax rate include a $1.8 million tax benefit resulting from the disposition of an equity method investment, for which the carrying value consisted solely of nondeductible goodwill.

Tax Effect of Temporary Differences Giving Rise to Deferred Income Tax Assets and Liabilities

	December 31,
	2015	2014
	(Dollars in thousands)
Deferred income tax assets:
Future policy benefits	$25,918	$24,241
Accrued benefit and compensation costs	15,138	16,952
Loss carryforwards	8,212	11,613
Other	4,030	4,042
	53,298	56,848
Deferred income tax liabilities:
Fixed maturity and equity securities	94,919	208,470
Deferred acquisition costs	65,310	26,170
Other	28,132	27,906
	188,361	262,546
Net deferred income tax liability	$135,063	$205,698

We recognize the benefits of uncertain tax positions in accordance with the provisions of the FASB interpretation on accounting for uncertainty in income taxes. At December 31, 2015 and 2014, our reserve for uncertain tax positions is less than $0.1 million. Unrecognized tax benefits included in our reserve, if recognized, would impact our effective tax rate, although we do not expect these impacts to be material. We recognize interest related to unrecognized tax benefits in interest expense and related penalties in other expenses. We do not expect any significant increases or decreases in the amount of our reserve for uncertain tax positions within the next twelve months. We are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years prior to 2012.

At December 31, 2015, we had non-life net operating loss carryforwards for federal income tax purposes totaling $22.9 million, which expire beginning in 2033.

We continue to invest in LIHTC which generate pre-tax losses but after-tax gains as the related tax credits are realized. The timing of the realization of tax credits is subject to fluctuation from period to period due to the timing of housing project completions and the approval of tax credits. These tax credits, which are reported in equity income, totaled $13.5 million in 2015, $12.2 million in 2014 and $9.8 million in 2013.

6. Credit Arrangements

Short-term debt consists of two short-term advances, collateralized by fixed maturity securities, payable to FHLB totaling $15.0 million at December 31, 2015. The advances include a $10.0 million advance on December 21, 2015, due January 11, 2016, with an interest rate of 0.55% and a $5.0 million advance on December 30, 2015, due January 6, 2016, with an interest rate of 0.46%.

Long-term debt includes $97.0 million of our subordinated debt obligation to FBL Financial Group Capital Trust (the Trust). We issued 5% Subordinated Deferrable Interest Notes due June 30, 2047 (the Notes) with a principal amount of $100.0 million to support $97.0 million of 5% Preferred Securities issued by the Trust. We also have a $3.0 million equity investment in the Trust, which is netted against the Notes on the consolidated balance sheets due to a contractual right of offset. The sole assets of the Trust are and will be the Notes and any interest accrued thereon. The interest payment dates on the Notes correspond to the distribution dates on the 5% Preferred Securities. The 5% Preferred Securities, which have a liquidation value of $1,000.00 per share plus accrued and unpaid distributions, mature simultaneously with the Notes. As of December 31, 2015 and 2014, 97,000 shares of 5% Preferred Securities were outstanding, all of which we unconditionally guarantee.

7. Stockholders' Equity

The Iowa Farm Bureau Federation (IFBF) owns our Series B preferred stock. Each share of Series B preferred stock has a liquidation preference of $0.60 and voting rights identical to that of Class A common stock with the exception that each Series B share is entitled to two votes while each Class A share is entitled to one vote. The Series B preferred stock pays cumulative annual cash dividends of $0.03 per share, payable quarterly, and is redeemable by us, at our option, at $0.60 per share plus unpaid dividends if the stock ceases to be beneficially owned by a Farm Bureau organization.

Reconciliation of Outstanding Common Stock
	Class A		Class B		Total
	Shares	Dollars	Shares	Dollars	Shares	Dollars
	(Dollars in thousands)
Outstanding at January 1, 2013	24,282,184	$115,706	1,192,890	$7,522	25,475,074	$123,228
Issuance of common stock under compensation plans	666,659	20,156	—	—	666,659	20,156
Purchase of common stock	(363,430)	(1,862)	(1,023,948)	(6,457)	(1,387,378)	(8,319)
Conversion of Class B to Class A common stock (1)	157,529	993	(157,529)	(993)	—	—
Outstanding at December 31, 2013	24,742,942	134,993	11,413	72	24,754,355	135,065
Issuance of common stock under compensation plans	390,707	12,028	—	—	390,707	12,028
Purchase of common stock	(429,746)	(2,396)	—	—	(429,746)	(2,396)
Outstanding at December 31, 2014	24,703,903	144,625	11,413	72	24,715,316	144,697
Issuance of common stock under compensation plans	159,764	5,022	—	—	159,764	5,022
Purchase of common stock	(66,904)	(399)	—	—	(66,904)	(399)
Outstanding at December 31, 2015	24,796,763	$149,248	11,413	$72	24,808,176	$149,320

(1)	There is no established market for our Class B common stock, although it is convertible upon demand of the holder into Class A common stock on a share-for-share basis.

Holders of the Class A common stock and Series B preferred stock vote together as a group in the election of Class A Directors (four to ten). The Class B common stock votes as a separate class to elect the Class B Directors (five to seven). Voting for the Directors is noncumulative. Ownership aspects of our Class B common stock are governed by a Class B Shareholder Agreement. The IFBF's ownership in the three classes of stock results in IFBF owning 71% of our voting stock as of December 31, 2015, and having the ability to control the Company. Holders of Class A common stock and Class B common stock receive equal per-share common stock dividends.

Share Repurchases

We periodically repurchase our Class A common stock under plans approved by our Board of Directors. These repurchase plans authorize us to make repurchases in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. Under these plans, we repurchased 0.1 million shares of stock for $3.7 million in 2015, 0.4 million shares of stock for $18.5 million in 2014 and 0.4 million shares of stock for $14.2 million in 2013. Completion of this program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares, if any, that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice. There was $39.0 million remaining available for repurchases at December 31, 2015 under the active repurchase plan. It is anticipated that a new $50.0 million plan will be authorized upon expiration of the current plan, remaining open through March 31, 2018.

During 2013, we conducted a tender offer to repurchase 99 percent of all Class B common shares outstanding. The tender price of $45.33 was based upon the average of the closing price of FBL’s Class A common stock for the seven consecutive business days preceding the tender closing date of September 25, 2013. All Class B shareholders participated, with 1,023,948 Class B common shares repurchased for $46.4 million and 105,930 shares of Class B common stock converted to Class A common stock.

Dividend Restrictions

We have agreed that we will not pay dividends on the Class A or Class B Common Stock, nor on the Series B Preferred Stock, if we are in default of the Subordinated Deferrable Interest Note Agreement dated May 30, 1997 with FBL Financial Group Capital Trust. We are compliant with all terms of this agreement at December 31, 2015. See Note 6 for additional information regarding this agreement.

The amount of dividends we have available to pay our common shareholders is limited to a certain extent by the amount of dividends our primary operating subsidiary, Farm Bureau Life, is able to pay to its parent, FBL Financial Group, Inc. See Note 12 for discussion on our statutory dividend restrictions.

Special Dividends

In March 2015, the Board of Directors approved a special $2.00 per share cash dividend payable to Class A and Class B common shareholders totaling $49.5 million. In August 2013, we declared a special $2.00 per share cash dividend payable to Class A and Class B common shareholders totaling $51.4 million.

Accumulated Other Comprehensive Income, Net of Tax and Other Offsets

	Unrealized Net Investment Gains (Losses) (1)	Accumulated Non-Credit Impairment Gains (Losses)	Underfunded Portion of Certain Benefit Plans (2)	Total
	(Dollars in thousands)
Balance at January 1, 2013	$306,167	$(8,362)	$(7,952)	$289,853
Other comprehensive income before reclassifications	(169,627)	9,686	—	(159,941)
Reclassification adjustments	(9,953)	(2,690)	1,798	(10,845)
Balance at December 31, 2013	126,587	(1,366)	(6,154)	119,067
Other comprehensive income before reclassifications	141,947	2,497	—	144,444
Reclassification adjustments	(2,323)	—	(2,778)	(5,101)
Balance at December 31, 2014	266,211	1,131	(8,932)	258,410
Other comprehensive income before reclassifications	(143,731)	(1,155)	—	(144,886)
Reclassification adjustments	(1,693)	(90)	2,791	1,008
Balance at December 31, 2015	$120,787	$(114)	$(6,141)	$114,532

(1)
Unrealized net investment gains (losses) relate to available-for-sale securities and include the impact of taxes, deferred acquisition costs, value of insurance in force acquired, unearned revenue reserves and policyholder liabilities. See Note 2 for further information.

(2)	For descriptions of the underfunded portion of our postretirement benefit plans, see Note 8 - Other Retirement Plans, and for certain other defined benefit plans, see Note 8 - Defined Benefit Plans.

Accumulated Other Comprehensive Income Reclassification Adjustments

	Year ended December 31, 2015
	Unrealized Net Investment Gains (Losses) (1)	Accumulated Non-Credit Impairment Losses (1)	Underfunded Portion of Certain Benefit Plans (2)	Total
	(Dollars in thousands)
Realized capital gains on sales of investments	$(2,829)	$—	$—	$(2,829)
Adjustments for assumed changes in deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	224	7	—	231
Other than temporary impairment losses	—	(146)	—	(146)
Other expenses - change in unrecognized postretirement items:
Prior service costs	—	—	(12)	(12)
Net actuarial gain	—	—	4,306	4,306
Reclassifications before income taxes	(2,605)	(139)	4,294	1,550
Income taxes	912	49	(1,503)	(542)
Reclassification adjustments	$(1,693)	$(90)	$2,791	$1,008

	Year ended December 31, 2014
	Unrealized Net Investment Gains (Losses) (1)	Accumulated Non-Credit Impairment Losses (1)	Underfunded Portion of Certain Benefit Plans (2)	Total
	(Dollars in thousands)
Realized capital gains on sales of investments	$(3,760)	$—	$—	$(3,760)
Adjustments for assumed changes in deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	186	—	—	186
Other than temporary impairment losses	—	—	—	—
Other expenses - change in unrecognized postretirement items:
Prior service costs	—	—	(11)	(11)
Net actuarial loss	—	—	(4,263)	(4,263)
Reclassifications before income taxes	(3,574)	—	(4,274)	(7,848)
Income taxes	1,251	—	1,496	2,747
Reclassification adjustments	$(2,323)	$—	$(2,778)	$(5,101)

Accumulated Other Comprehensive Income Reclassification Adjustments

	Year ended December 31, 2013
	Unrealized Net Investment Gains (Losses) (1)	Accumulated Non-Credit Impairment Losses (1)	Underfunded Portion of Certain Benefit Plans (2)	Total
	(Dollars in thousands)
Realized capital gains on sales of investments	$(16,121)	$—	$—	$(16,121)
Adjustments for assumed changes in deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	809	112	—	921
Other than temporary impairment losses	—	(4,250)	—	(4,250)
Other expenses - change in unrecognized postretirement items:
Prior service costs	—	—	(11)	(11)
Net actuarial gain	—	—	2,777	2,777
Reclassifications before income taxes	(15,312)	(4,138)	2,766	(16,684)
Income taxes	5,359	1,448	(968)	5,839
Reclassification adjustments	$(9,953)	$(2,690)	$1,798	$(10,845)

(1)	See Note 2 for further information.

(2)	For descriptions of the underfunded portion of our postretirement benefit plans, see Note 8 - Other Retirement Plans, and for certain other defined benefit plans, see Note 8 - Defined Benefit Plans.

8. Retirement and Compensation Plans

Defined Benefit Pension Plans

We participate in various defined benefit pension plans (the Plans), including a multiemployer plan. The multiemployer plan is considered qualified under Internal Revenue Service regulations, and covers our employees and the employees of the other participating companies who had attained age 21, had one year of service, and were employed prior to January 1, 2013. We also have a plan which provides supplemental pension benefits to certain highly compensated employees who have salaries and/or pension benefits in excess of the qualified limits imposed by federal law and were employed prior to January 1, 2013. Benefits under these plans are based on years of service and the employee's compensation. The plans are discussed below.

Multiemployer Defined Benefit Plan

The FBL Financial Group Retirement Plan (the Multiemployer Plan) is considered a multiemployer plan, with the participation of unaffiliated and affiliated organizations along with FBL Financial Group, Inc. and its subsidiaries. Under the multiemployer plan structure, our contributions are commingled with those of the other employers to fund the plan benefit obligations. Should a participating employer be unable to provide funding, the remaining employers would be required to continue funding all future obligations. If an employer elects to discontinue participation, prior to departure they will be required to contribute their portion of the underfunded pension obligation associated with their employees. This required contribution will be based on an actuarial estimate of future benefit obligations, which as an estimate may not ultimately be sufficient to fund future actual benefits. None of the participating employers have provided notice that they would be discontinuing participation in the Multiemployer Plan or would otherwise be unable to continue providing their share of required funding as of December 31, 2015.

Contributions are made each year, resulting in the Multiemployer Plan being partially funded for payment of projected future benefit obligations. Effective in 2013, the Multiemployer Plan was closed to new participants and those participants who had not attained age 40 and 10 years of service as of December 31, 2012 no longer accrued additional years of service in the Multiemployer Plan.

Multiemployer Plan name	FBL Financial Group Retirement Plan
Employer identification number	42-1411715
Plan number	001
FBL's contributions (in thousands)
2015	$30,000
2014	$16,800
2013	$22,500

Net periodic pension cost of the Multiemployer Plan is allocated between participating employers on a basis of time incurred by the respective employees for each employer. Such allocations are reviewed annually. This Multiemployer Plan is not subject to collective bargaining agreements, a financial improvement plan or a rehabilitation plan. No surcharges were required to be paid to the Multiemployer Plan during 2015, 2014 or 2013. We are the primary employer in the Multiemployer Plan, providing more than 5 percent of the total contributions during 2015, 2014 and 2013.

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

Funding Status and Net Periodic Pension Costs

	Multiemployer Plan		Other Plans
	As of and for the year ended December 31,		As of and for the year ended December 31,
	2015	2014	2015	2014
	(Dollars in thousands)
Change in projected benefit obligation:
Net benefit obligation at beginning of the year	$339,139	$292,449	$26,729	$23,265
Service cost	5,892	5,295	435	269
Interest cost	13,472	13,919	1,000	1,077
Actuarial loss (gain)	(13,281)	50,315	(2,812)	5,464
Benefits paid	(2,501)	(2,327)	(3,077)	(3,346)
Settlements	(23,301)	(20,512)	—	—
Projected benefit obligation	319,420	339,139	22,275	26,729

Change in plan assets:
Fair value of plan assets at beginning of the year	257,010	250,820	—	—
Actual return on plan assets	1,068	12,229	—	—
Employer contributions	30,000	16,800	3,077	3,346
Benefits paid	(2,501)	(2,327)	(3,077)	(3,346)
Settlements	(23,301)	(20,512)	—	—
Fair value of plan assets at end of the year	262,276	257,010	—	—
Underfunded status at end of the year	$(57,144)	$(82,129)	$(22,275)	$(26,729)

Accumulated benefit obligation	$279,858	$305,388	$20,980	$23,973

For all the Plans we participate in, the accumulated benefit obligation exceeds the fair value of plan assets. The projected benefit obligations, accumulated benefit obligation and fair value of plan assets are included above.

Net Periodic Pension Costs Incurred by the Plans

	Multiemployer Plan			Other Plans
	As of and for the year ended December 31,			As of and for the year ended December 31,
	2015	2014	2013	2015	2014	2013
	(Dollars in thousands)
Service cost	$5,892	$5,295	$6,472	$435	$269	$252
Interest cost	13,472	13,919	13,384	1,000	1,077	1,035
Expected return on assets	(17,563)	(17,504)	(15,666)	—	—	—
Amortization of prior service cost	144	144	144	(11)	(11)	(11)
Amortization of actuarial loss	10,464	6,087	12,468	1,528	1,131	1,267
Effect of settlement	7,998	6,306	—	—	—	—
Net periodic pension cost	$20,407	$14,247	$16,802	$2,952	$2,466	$2,543

FBL Financial Group, Inc. share of net periodic pension cost	$6,614	$4,569	$5,363	$1,671	$1,372	$1,436

Pension settlement charges were recognized after determining the total cash payments exceeded the sum of the service and interest cost for 2015 and 2014. The settlement has been recognized quarterly beginning June 30, 2015 and June 30, 2014 in anticipation of the threshold ultimately being exceeded in the next quarter.

The Plans' prior service costs are amortized using a straight-line amortization method over the average remaining service period of the employees. For actuarial gains and losses, we use a corridor (10% of the greater of the projected benefit obligation or the market related value of plan assets) to determine the amounts to amortize. For the Multiemployer Plan it is expected that net periodic pension cost in 2016 will include $9.4 million for amortization of the actuarial loss and $0.1 million of prior service cost amortization. For the Other Plans it is expected that net periodic pension cost in 2016, included in accumulated other comprehensive income, will include $0.9 million for amortization of the actuarial loss and less than ($0.1) million of prior service cost (credit) amortization.

We expect contributions to be paid to the Multiemployer Plan by us and affiliates for 2016 to be approximately $15.0 million, of which $4.8 million is expected to be contributed by us. We expect contributions to be paid to the Other Plans by us and affiliates for 2016 to be approximately $2.4 million, of which $1.2 million is expected to be contributed by us. Expected benefits to be paid under the Multiemployer Plan are as follows: 2016 - $17.5 million, 2017 - $15.5 million, 2018 - $17.6 million, 2019 - $17.5 million, 2020 - $19.1 million and 2021 through 2025 - $109.1 million. Expected benefits to be paid under the Other Plans are as follows: 2016 - $3.0 million, 2017 - $1.8 million, 2018 - $2.1 million, 2019 - $2.4 million, 2020 - $2.3 million and 2021 through 2025 - $8.7 million.

FBL's Proportionate Share of Prepaid or Accrued Pension Cost

	Multiemployer Plan		Other Plans
	As of and for the year ended December 31,		As of and for the year ended December 31,
	2015	2014	2015	2014
	(Dollars in thousands)
Amount recognized in FBL's statement of financial position
Prepaid benefit cost	$20,258	$17,148	$969	$1,417
Accrued benefit cost	—	—	(16,746)	(21,437)
Net amount recognized	$20,258	$17,148	$(15,777)	$(20,020)

Amount recognized in FBL's accumulated other comprehensive income, before taxes (1)
Net actuarial loss			$9,695	$14,035
Prior service cost			(1)	(13)
Net amount recognized			$9,694	$14,022

(1)
For our Multiemployer Plan, the underfunded portion of the pension benefit obligation is not required to be recognized as a liability in our consolidated balance sheets. The unrecognized liability for the underfunded status of our Multiemployer Plan totaled $57.1 million at December 31, 2015 and $82.1 million at December 31, 2014.

Weighted Average Assumptions Used to Determine Benefit Obligation
	December 31
	2015	2014
Discount rate	4.65%	4.05%
Annual salary increases	3.31%	3.00%

We estimate the discount rate by projecting and discounting future benefit payments inherent in the projected benefit obligation using a commercially available "spot" yield curve constructed using techniques and a bond universe specifically selected to meet the accounting standard requirements.

Our expected long-term return on plan assets represents the rate of earnings expected in the funds invested to provide for anticipated benefit payments. We have analyzed the expected rates of return on assets and beginning in fourth quarter of 2015, determined that a long-term return of 6.75% is reasonable based on the current and expected asset allocations and on the Multiemployer Plan's historical investment performance and best estimates for future investment performance. Prior to this, our expected long-term rate of return was 7.00%.

Weighted Average Assumptions Used to Determine Net Periodic Pension Cost

	Year Ended December 31,
	2015	2014	2013
Discount rate	4.52% / 4.05%	4.42% / 4.99%	4.18%
Expected long-term return on plan assets	6.75% / 7.00%	7.00%	7.00%
Annual salary increases	3.31% / 3.00%	3.00%	3.00%

The discount rate was 4.05% for the nine months ended September 30, 2015 and 4.52% for the three months ended December 31, 2015 due to remeasurement at September 30, 2015 for settlement accounting. The discount rate was 4.99% for the nine months ended September 30, 2014 and 4.42% for the three months ended December 31, 2014 due to remeasurement at September 30, 2014 for settlement accounting. We also completed an actuarial study of our assumptions during 2015. At the remeasurement, this resulted in reducing the expected long-term return on plan assets from 7.00% to 6.75% and increasing assumed annual salary increases from 3.00% to 3.31%.

Multiemployer Plan Assets

The Multiemployer Plan assets are primarily invested in annuity products and insurance company pooled separate accounts that invest predominately in equity securities and real estate. We have certain pension obligations that are fully funded through annuity contracts with Farm Bureau Life which are presented as funded annuity contracts below. For 2015, excluding the funded annuity contracts, we employed a long-term investment strategy of diversifying the Multiemployer Plan assets with 55% in fixed income investments, 40% in equities and 5% in alternative investments. At December 31, 2015, the Multiemployer Plan assets were invested approximately 59% in fixed income investments, 38% in diversified equities and 3% in alternative investments. The fixed income investments consist primarily of the group annuity contract and fixed income securities held in pooled separate accounts. The equity securities are in pooled separate accounts and mutual funds. The alternative investments consist of interests in limited partnerships that own various liquid and illiquid assets. Our investment strategy is to (1) achieve a long-term return sufficient to satisfy all Multiemployer Plan obligations, (2) assume a prudent level of risk and (3) maintain adequate liquidity. The expected return on Multiemployer Plan assets is set at the long-term rate expected to be earned based on the long-term investment strategy of the Multiemployer Plan. In estimating the expected rate of return for each asset class, we take into account factors such as historical rates of return, expected future risk-free rates of return and anticipated returns expected given the risk profile of each asset class.

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

Level 3 - Inputs are unobservable and require management's judgment about the assumptions that market participants would use in pricing the assets.

Fair Values of the Multiemployer Plan Assets by Asset Category and Hierarchy Levels

	December 31, 2015
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Mutual funds: (1)
U.S. equity funds	$30,326	$—	$—	$30,326
International funds	29,140	—	—	29,140
Pooled separate accounts: (1)
Short-term fixed income funds	—	1,584	—	1,584
Fixed income funds	—	11,468	—	11,468
U.S. equity funds	—	24,091	—	24,091
Real estate fund	—	12,660	—	12,660
Annuities: (2)
Group annuity contract	—	—	134,749	134,749
Funded annuity contracts	—	—	11,996	11,996
Alternative investments: (3)
Limited partnerships	—	—	6,262	6,262
Total	$59,466	$49,803	$153,007	$262,276

	December 31, 2014
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Mutual funds: (1)
U.S. equity funds	$31,499	$—	$—	$31,499
International funds	29,589	—	—	29,589
Pooled separate accounts: (1)
Short-term fixed income funds	—	543	—	543
Fixed income funds	—	12,249	—	12,249
U.S. equity funds	—	25,250	—	25,250
Real estate fund	—	12,818	—	12,818
Annuities: (2)
Group annuity contract	—	—	128,244	128,244
Funded annuity contracts	—	—	12,298	12,298
Alternative investments: (3)
Limited partnerships	—	—	4,520	4,520
Total	$61,088	$50,860	$145,062	$257,010

(1)	Represents mutual funds and pooled separate account investments with Principal Life Insurance Company.

(2)	Represents group annuity contracts with Farm Bureau Life.

(3)	Represents interests in several limited partnerships.

Level 3 Multiemployer Plan Asset Changes in Fair Value

	December 31, 2015
			Return on assets
	December 31, 2014	Purchases (disposals), net	Held at year end	Sold during year	Transfers into (out) of level 3	December 31, 2015
	(Dollars in thousands)
Group annuity contract	$128,244	$1,156	$5,349	$—	$—	$134,749
Funded annuity contracts	12,298	(1,012)	710	—	—	11,996
Limited partnerships	4,520	1,680	62	—	—	6,262
Total	$145,062	$1,824	$6,121	$—	$—	$153,007

	December 31, 2014
			Return on assets
	December 31, 2013	Purchases (disposals), net	Held at year end	Sold during year	Transfers into (out) of level 3	December 31, 2014
	(Dollars in thousands)
Group annuity contract	$117,226	$5,829	$5,189	$—	$—	$128,244
Funded annuity contracts	12,932	(1,376)	742	—	—	12,298
Limited partnerships	2,196	2,107	217	—	—	4,520
Total	$132,354	$6,560	$6,148	$—	$—	$145,062

Other Retirement Plans

We participate with several affiliates in a 401(k) defined contribution plan which covers substantially all employees. We match employee contributions up to 2% or 4% of the eligible compensation contributed by the employee and at an amount equal to 50% of an employee's contributions on the next 2% of the eligible compensation contributed by the employee. As shown in the table below, certain employees will also receive an annual discretionary employer contribution based on age plus years of service ranging from 2.75% to 5.75% as a percent of pay. Costs are allocated among the affiliates on a basis of time incurred by the respective employees for each company. Our expense related to the plan totaled $2.2 million in 2015, $2.0 million in 2014 and $1.8 million in 2013.

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

In addition to benefits offered under the aforementioned benefit plans, we and several other affiliates participate in a plan that provides group term life insurance benefits to retirees who have worked full-time for ten years and attained age 55 while in service. Postretirement benefit expense for this plan is allocated in a manner consistent with pension expense discussed above. We also have two single-employer plans that provide health and medical benefits to a small group of retirees. Postretirement benefit expense totaled $0.1 million in 2015, 2014 and 2013. Changes in the underfunded portion of these plans, reported in other comprehensive income, aggregated less than ($0.1) million in 2015, $0.1 million in 2014 and $0.2 million in 2013.

Share-based Compensation Plans

The share-based payment arrangements under our Class A Common Stock Compensation Plan are described below. We allocate a portion of the expense for these arrangements to affiliates; expense amounts below represent our share of these expenses. Expenses have been fully recognized under this plan as of December 31, 2014. Compensation expense for these arrangements totaled $0.2 million for 2014 and $0.3 million for 2013. The income tax benefit recognized in the statements of operations for these arrangements totaled less than $0.1 million for 2014 and 2013.

We also have a Cash-Based Restricted Stock Unit Plan. Compensation expense for arrangements under this plan totaled $1.7 million for 2015, $1.0 million for 2014 and $1.0 million for 2013. The income tax benefit recognized in the statements of operations for this arrangement totaled $0.9 million in 2015, $0.6 million in 2014 and $0.6 million in 2013.

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

Stock Option Activity
	Number of Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
	(Dollars in thousands, except per share data)
Shares under option at January 1, 2015	273,060	$27.50
Exercised	(138,212)	26.95
Forfeited or expired	—	—
Shares under option at December 31, 2015	134,848	28.07	2.30	$4,796

Vested at December 31, 2015 or expected to vest in the future	134,848	$28.07	2.30	$4,796
Exercisable options at December 31, 2015	134,848	$28.07	2.30	$4,796

(1)	Represents the difference between the share price and exercise price for each option, excluding options where the exercise price is above the share price, at December 31, 2015.

The intrinsic value of options exercised during the year totaled $4.5 million for 2015, $6.5 million for 2014 and $6.6 million for 2013.

We issue new shares to satisfy stock option exercises.    Cash received from stock options exercised totaled $3.7 million for 2015, $10.5 million for 2014 and $19.4 million for 2013. The actual tax benefit realized from stock options exercised totaled $1.4 million for 2015, $2.2 million for 2014 and $2.3 million for 2013.

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

The final nonvested shares were vested and released in 2013 and the expense related to these shares has been fully recognized at December 31, 2013. The tax benefit realized from nonvested stock released to employees was $1.7 million in 2013. We have a policy of withholding shares to cover estimated future tax payments.

Shares of Class A common stock available for grant as additional awards under the Class A Common Stock Compensation Plan totaled 3,430,142 at December 31, 2015.

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

We also issued performance cash-based restricted stock units to an executive in 2015, 2014 and 2013. These units will vest and be paid out in cash over 5 years, contingent upon meeting an earnings per share goal as well as continued employment with the Company.

Restricted Stock Unit Activity
	Number of Units	Weighted-Average Grant-Date Fair Value per Unit
Restricted stock units at January 1, 2015	128,762	$36.80
Granted	52,067	52.19
Vested	(31,959)	36.59
Forfeited or canceled	(3,455)	36.81
Restricted stock units at December 31, 2015	145,415	42.36

The weighted average grant-date fair value per common share of restricted stock units granted was $52.19 in 2015, $38.63 in 2014 and $34.94 in 2013. Unrecognized compensation expense related to unvested restricted stock units based on the stock price at December 31, 2015 totaled $4.5 million. This expense is expected to be recognized over a weighted-average period of 2.03 years. Dividends are paid on restricted stock units upon vesting. Cash payments including dividends for restricted stock units totaled $1.8 million in 2015, $1.8 million in 2014 and $0.5 million in 2013.

Other

We have a Director Compensation Plan under which non-employee directors on our Board may elect to receive a portion of their compensation in the form of cash or deferred cash-based stock units. Cash-based stock units outstanding totaled 22,874 at December 31, 2015 and 19,066 at December 31, 2014. Prior to 2012, deferred stock units were used instead of deferred cash-based stock units. Under this plan, we have deferred stock units outstanding totaling 56,868 at December 31, 2015 and 56,759 at December 31, 2014. At December 31, 2015, there were 114,179 shares of Class A common stock available for future issuance under the Director Compensation Plan. We also have an Executive Salary and Bonus Deferred Compensation Plan under which certain officers of the Company were allowed to use their base salary and annual cash bonus to purchase deferred cash-based stock units. Cash-based stock units outstanding total 16,679 at December 31, 2015 and 16,923 at December 31, 2014. Prior to 2012, deferred stock units were used instead of deferred cash-based stock units. Under this plan, we have deferred stock units outstanding totaling 66,621 at December 31, 2015 and 90,009 at December 31, 2014. At December 31,

2015, shares of Class A common stock available for future issuance under this plan totaled 103,525. This plan was frozen to future deferrals on December 31, 2013. We also have an Executive Excess 401(k) Plan under which officers of the Company who met salary guidelines and 401(k) contribution guidelines were allowed to purchase unregistered deferred cash-based stock units. Cash-based stock units outstanding total 84 at December 31, 2015 and 79 at December 31, 2014. Prior to 2012, deferred stock units were used instead of deferred cash-based stock units. Under this plan, we have deferred stock units outstanding totaling 2,991 at December 31, 2015 and 2,878 at December 31, 2014. This plan was frozen to future deferrals on December 31, 2013.

9. Management and Other Agreements

We share certain office facilities and services with the IFBF and its affiliated companies. These expenses are allocated on the basis of cost and time studies that are updated annually and primarily consist of rent, salaries and related expenses, travel and other operating costs. We also have an expense allocation agreement with Farm Bureau Property & Casualty Insurance Company for the use of property and equipment. Expense relating to this agreement totaled $0.7 million in 2015, $0.9 million in 2014 and $1.1 million in 2013.

We have management agreements, which include Farm Bureau Property & Casualty and other affiliates, under which we provide general business, administrative and management services. Fee income for these services totaled $2.3 million in 2015, $1.9 million in 2014 and $1.8 million in 2013. In addition, Farm Bureau Management Corporation, a wholly-owned subsidiary of the IFBF, provides certain services to us under a separate arrangement. We incurred related expenses totaling $1.0 million in 2015 and 2014 and $0.9 million in 2013.

We have service agreements with the Farm Bureau-affiliated property-casualty companies operating within our marketing territory, including Farm Bureau Property & Casualty Insurance Company and another affiliate. Under the service agreements, the property-casualty companies are responsible for development and management of our agency force for a fee. We incurred expenses totaling $9.9 million in 2015, $9.3 million in 2014 and $9.7 million in 2013 relating to these arrangements.

We are licensed by the IFBF to use the "Farm Bureau" and "FB" designations in Iowa. In connection with this license, we incurred royalty expense totaling $0.6 million in 2015 and $0.5 million in 2014 and 2013. We have similar arrangements with other state Farm Bureau organizations in our market territory. Total royalty expense to Farm Bureau organizations other than the IFBF totaled $1.7 million in 2015 and 2014 and $1.8 million in 2013. The royalty agreement with the IFBF provides them an option to terminate the agreement when the quarterly common stock dividend is below $0.10 per share.

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

Other

We self-insure our employee health and dental claims. However, claims in excess of our self-insurance limits are fully insured. We fund insurance claims through a self-insurance trust. Deposits to the trust are made at an amount equal to our best estimate of claims to be paid during the period and a liability is established at each balance sheet date for any unpaid claims. Adjustments, if any, resulting in changes in the estimate of claims incurred are reflected in operations in the periods in which such adjustments are known.

We lease our home office properties under a 10-year operating lease from a wholly-owned subsidiary of the IFBF. Future remaining minimum lease payments under this lease, as of December 31, 2015, are as follows: 2016 - $2.1 million, 2017 - $2.1 million, 2018 - $2.1 million, 2019 - $2.1 million, 2020 - $2.1 million and thereafter, through 2021 - $2.1 million. Rent expense for the lease totaled $4.0 million in 2015 and $4.3 million in 2014 and 2013. These amounts are net of $0.2 million in 2015,

2014 and 2013 in amortization of a deferred gain on the exchange of our home office properties for common stock in 1998. The remaining unamortized deferred gain totaled $1.0 million at December 31, 2015 and $1.2 million at December 31, 2014.

From time to time, assessments are levied on our insurance subsidiaries by guaranty associations in most states in which the subsidiaries are licensed. These assessments, which are accrued for, are to cover losses of policyholders of insolvent or rehabilitated companies. In some states, these assessments can be partially recovered through a reduction in future premium taxes. Expenses for guaranty fund assessments, net of related premium tax offsets, totaled less than $0.1 million in 2015, 2014 and 2013.

11. Earnings per Share

Computation of Earnings per Common Share

	Year ended December 31,
	2015	2014	2013
	(Dollars in thousands, except per share data)
Numerator:
Net income attributable to FBL Financial Group, Inc.	$113,527	$109,941	$108,558
Less: Dividends on Series B preferred stock	150	150	150
Income available to common stockholders from continuing operations	$113,377	$109,791	$108,408

Denominator:
Weighted-average shares - basic	24,927,209	24,866,284	25,508,522
Effect of dilutive securities - stock-based compensation	89,274	149,960	265,893
Weighted-average shares - diluted	25,016,483	25,016,244	25,774,415

Earnings per common share	$4.55	$4.42	$4.25
Earnings per common share - assuming dilution	$4.53	$4.39	$4.21
There were no antidilutive stock options outstanding in any period presented.

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

Farm Bureau Life Statutory Information

	Year ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Net gain from operations (excludes impact of realized gains and losses on investments)	$100,013	$97,799	$93,306
Net income	106,009	97,393	94,583

	December 31,
	2015	2014
	(Dollars in thousands)
Capital and surplus	$603,062	$552,021
Unassigned surplus	469,579	418,538
Risk-Based Capital measurements:
Total adjusted capital	668,278	614,201
Company action level capital	117,284	112,771
RBC Ratio	570%	545%

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

Farm Bureau Life's ability to pay dividends to the parent company is restricted by the Iowa Insurance Holding Company Act to earned surplus arising from its business as of the date the dividend is paid. In addition, prior approval of the Iowa Insurance Commissioner is required for a dividend distribution of cash or other property whose fair value, together with that of other dividends made within the preceding 12 months, exceeds the greater of (i) 10% of policyholders' surplus as of the preceding year end, or (ii) the statutory net gain from operations of the insurer for the preceding calendar year. As shown in the tables above, at December 31, 2015, Farm Bureau Life’s net gain from operations, exceeded 10% of statutory surplus, therefore, the maximum amount available for distribution to FBL Financial Group, Inc. from Farm Bureau Life without regulatory approval during 2016 is $100.0 million.

13. Segment Information

We analyze operations by reviewing financial information regarding our primary products that are aggregated into the Annuity and Life Insurance product segments. In addition, our Corporate and Other segment includes various support operations, corporate capital and other product lines that are not currently underwritten by the Company.

The Annuity segment primarily consists of fixed rate annuities and supplementary contracts (some of which involve life contingencies). Fixed rate annuities provide for tax-deferred savings and supplementary contracts provide for the systematic repayment of funds that accumulate interest. Fixed rate annuities primarily consist of flexible premium deferred annuities, but also include single premium deferred and immediate contracts. With fixed rate annuities, we bear the underlying investment risk and credit interest to the contracts at rates we determine, subject to interest rate guarantees. The Annuity segment also includes index annuities. With index annuities, we bear the underlying investment risk and credit interest in an amount equal to a percentage of the gain in a specified market index, subject to minimum guarantees.

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

We use operating income, in addition to net income, to measure our performance since realized gains and losses on investments and the change in net unrealized gains and losses on derivatives can fluctuate greatly from year to year. A view of our operating performance without the impact of these items enhances the analysis of our results, although it should not be viewed as a substitute for net income as a measure of financial performance. Operating income is not a measure used in financial statements prepared in accordance with GAAP, but is a common industry measure of performance. We use operating income for goal setting, determining short-term incentive compensation and evaluating performance on a basis comparable to that used by many in the investment community.

Financial Information Concerning our Operating Segments

	Year ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Operating revenues:
Annuity	$212,420	$203,477	$197,539
Life Insurance	408,966	390,609	385,325
Corporate and Other	93,632	93,646	96,775
	715,018	687,732	679,639
Net realized gains on investments (1)	10,482	2,937	13,597
Change in net unrealized gains/losses on derivatives (1)	(2,691)	2,270	(2,005)
Consolidated revenues	$722,809	$692,939	$691,231

Net investment income:
Annuity	$209,896	201,550	196,303
Life Insurance	152,730	146,349	140,510
Corporate and Other	31,214	31,913	35,843
	393,840	379,812	372,656
Change in net unrealized gains/losses on derivatives (1)	(2,691)	2,270	(2,005)
Consolidated net investment income	$391,149	$382,082	$370,651

Depreciation and amortization:
Annuity	$4,548	$5,709	$7,186
Life Insurance	18,831	20,027	19,430
Corporate and Other	8,546	2,895	2,157
	31,925	28,631	28,773
Net realized gains on investments (1)	225	189	973
Change in net unrealized gains/losses on derivatives (1)	(332)	125	(1,324)
Consolidated depreciation and amortization	$31,818	$28,945	$28,422

Pre-tax operating income:
Annuity	$69,950	$65,056	$63,592
Life Insurance	53,146	51,521	48,814
Corporate and Other	11,668	22,865	22,172
	134,764	139,442	134,578
Income taxes on operating income	(29,876)	(32,401)	(33,985)
Net realized gains/losses on investments (1)	8,498	1,786	8,206
Change in net unrealized gains/losses on derivatives (1)	141	1,114	(241)
Consolidated net income attributable to FBL Financial Group, Inc.	$113,527	$109,941	$108,558

Financial Information Concerning our Operating Segments - continued

	December 31,
	2015	2014
	(Dollars in thousands)
Assets:
Annuity	$4,209,627	$3,981,825
Life Insurance	3,112,756	2,956,347
Corporate and Other	1,623,874	1,715,241
	8,946,257	8,653,413
Unrealized gains in accumulated other comprehensive income (2)	185,747	410,995
Consolidated assets	$9,132,004	$9,064,408

(1)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred acquisition costs, value of insurance in force acquired and income taxes attributable to these items.

(2)	Amounts are net adjustments for assumed changes in deferred acquisition costs and value of insurance in force acquired and deferred income taxes attributable to these items.

Depreciation and amortization related to property and equipment are allocated to the product segments while the related property, equipment and capitalized software are allocated to the Corporate and Other segment. Depreciation and amortization for the Corporate and Other segment include $4.1 million for 2015, $3.1 million for 2014 and $2.2 million for 2013 relating to leases with affiliates. In the consolidated statements of operations, we record these depreciation amounts net of related lease income from affiliates.

Our investment in equity method investees, the related equity income and interest expense are attributable to the Corporate and Other segment. Expenditures for long-lived assets were not significant during the periods presented above. Goodwill at December 31, 2015 and 2014 was allocated among the segments as follows: Annuity ($3.9 million) and Life Insurance ($6.1 million).

Premiums collected, which is not a measure used in financial statements prepared according to GAAP, include premiums received on life insurance policies and deposits on annuities and universal life-type products. Premiums collected is a common industry measure of agent productivity. Net premiums collected totaled $683.1 million in 2015, $646.6 million in 2014 and $635.6 million in 2013.

Under GAAP, premiums on whole life and term life policies are recognized as revenues over the premium-paying period and reported in the Life Insurance segment. The following chart provides a reconciliation of life insurance premiums collected to those reported in the GAAP financial statements.

Reconciliation of Traditional Life Insurance Premiums, Net of Reinsurance

	Year ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Traditional and universal life insurance premiums collected	$281,003	$282,098	$307,474
Premiums collected on interest sensitive products	(90,895)	(98,796)	(127,271)
Traditional life insurance premiums collected	190,108	183,302	180,203
Change in due premiums and other	848	(2)	741
Traditional life insurance premiums	$190,956	$183,300	$180,944

There is no comparable GAAP financial measure for premiums collected on annuities and universal life-type products. GAAP revenues for those interest sensitive and variable products consist of various policy charges and fees assessed on those contracts, as summarized in the chart below.

Interest Sensitive Product Charges by Segment

	Year ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Annuity
Surrender charges and other	$2,524	$1,927	$1,236

Life Insurance
Administration charges	$14,342	$13,783	$19,602
Cost of insurance charges	46,911	45,273	42,697
Surrender charges	919	737	484
Amortization of policy initiation fees	3,371	1,504	1,462
Total	$65,543	$61,297	$64,245

Corporate and Other
Administration charges	$5,809	$6,212	$6,138
Cost of insurance charges	29,760	29,569	29,567
Surrender charges	346	479	525
Separate account charges	8,854	9,157	8,742
Amortization of policy initiation fees	1,748	1,129	1,122
Total	$46,517	$46,546	$46,094

Consolidated interest sensitive product charges	$114,584	$109,770	$111,575

Premium Concentration by State

	Year ended December 31,
	2015	2014	2013
Life and annuity collected premiums:
Iowa	26.2%	25.7%	27.6%
Kansas	18.6	20.8	20.0
Oklahoma	8.9	8.2	7.7

14. Quarterly Financial Information (Unaudited)

Unaudited Quarterly Results of Operations

	2015
Quarter ended	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share data)
Premiums and product charges	$75,269	$77,164	$76,575	$76,532
Net investment income	98,773	97,489	95,882	99,005
Realized gains (losses) on investments	(366)	7,808	(506)	3,553
Total revenues	177,946	186,745	175,494	182,624
Net income attributable to FBL Financial Group, Inc.	23,591	32,372	26,659	30,905

Earnings per common share	$0.95	$1.30	$1.07	$1.24
Earnings per common share - assuming dilution	$0.94	$1.29	$1.06	$1.23

	2014
Quarter ended	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share data)
Premiums and product charges	$72,583	$74,805	$72,653	$73,029
Net investment income	92,631	95,215	95,744	98,492
Realized gains (losses) on investments	(540)	2,806	1,000	(328)
Total revenues	168,535	175,837	173,420	175,147
Net income attributable to FBL Financial Group, Inc.	22,992	28,642	30,159	28,148

Earnings per common share	$0.92	$1.15	$1.21	$1.13
Earnings per common share - assuming dilution	$0.91	$1.14	$1.21	$1.13

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

Our internal control over financial reporting changes from time-to-time as we modify and enhance our systems and processes to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. Any significant changes in controls are evaluated prior to implementation to help ensure the continued effectiveness of our internal controls and internal control environment. While changes have taken place in our internal controls during the quarter ended December 31, 2015, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

See Item 8 for Management's Report on Internal Control Over Financial Reporting. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this examination.

ITEM 9B. OTHER INFORMATION

There is no information required to be disclosed on Form 8-K for the quarter ended December 31, 2015 which has not been previously reported.

PART III

The information required by Part III, Items 10 through 14, is hereby incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2015.

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

3.	Exhibits.

Incorporated by reference
Exhibit #	Description	Form	SEC File No.	Report Date
3.1	Restated Articles of Incorporation, filed with the Iowa Secretary of State on August 29, 2012	10-Q	001-11917	September 30, 2012
3.2	Fourth Restated Bylaws, as amended through May 21, 2015	8-K	001-11917	May 21, 2015
4.1	Form of Class A Common Stock Certificate of the Registrant	S-1	333-04332	July 11, 1996
4.2	Restated Stockholders' Agreement Regarding Management and Transfer of Shares of Class B Common Stock of FBL Financial Group, Inc., effective February 14, 2013	10-K	001-11917	December 31, 2013
4.2(a)	Amendment to Restated Stockholders' Agreement Regarding Management and Transfer of Shares of Class B Common Stock of FBL Financial Group, Inc., effective February 14, 2013	10-K	001-11917	December 31, 2013
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
		10-K	001-11917	December 31, 2012
10.6	Lease Agreement dated as of March 31, 1998 between IFBF Property Management, Inc., FBL Financial Group, Inc. and Farm Bureau Property & Casualty Insurance Company	10-Q	001-11917	March 31, 1998
10.6(a)	Amendment effective January 1, 2012 to Lease Agreement	10-K	001-11917	December 31, 2011
10.7	Building Management Services Agreement, dated March 31, 1998, between IFBF Property Management, Inc. and FBL Financial Group, Inc.	10-Q	001-11917	March 31, 1998
10.8*	2006 Class A Common Stock Compensation Plan as amended through February 17, 2011	10-Q	001-11917	March 31, 2011
10.8(a)*	Form of Stock Option Agreement, pursuant to the FBL Financial Group, Inc. 2006 Class A Common Stock Compensation Plan	10-Q	001-11917	March 31, 2011
10.9*	Executive Salary and Bonus Deferred Compensation Plan as amended through August 21, 2013	10-Q	001-11917	September 30, 2013
10.10*	2008 Revised Rules for Payment of Meeting Fees, Retainers and Expenses to the Board of Directors	10-K	001-11917	December 31, 2007

Incorporated by reference
Exhibit #	Description	Form	SEC File No.	Report Date
10.11*	Management Performance Plan (2014)	10-Q	001-11917	March 31, 2014
10.12*	Management Performance Plan, effective January 1, 2015	10-K	001-11917	December 31, 2014
10.13*	Director Compensation Plan as amended through December 15, 2011	10-K	001-11917	December 31, 2011
10.14*	Cash-Based Restricted Stock Unit Plan as amended through August 21, 2013	10-Q	001-11917	September 30, 2013
10.15*	Form of Restricted Stock Unit Agreement between the Company and participants (other than the Chief Executive Officer) in the Company's Cash-Based Restricted Stock Unit Plan.	10-K	001-11917	March 31, 2014
10.16*	Restricted Stock Unit Agreement dated February 1, 2014 between James P. Brannen and the Company	10-Q	001-11917	March 31, 2014
10.17*	Amended Retention Agreement dated February 1, 2014 between James P. Brannen, CEO, and the Company	10-Q	001-11917	March 31, 2014
10.18*	Restricted Stock Unit Agreement dated February 1, 2015 between James P. Brannen and the Company	10-Q	001-11917	March 31, 2015
10.19*+	Cash-Based Restricted Surplus Unit Plan, effective November 18, 2015
21+	Subsidiaries of FBL Financial Group, Inc.
23+	Consent of Independent Registered Public Accounting Firm
31.1+	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101+#
Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language) from FBL Financial Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2015 as follows: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Financial Statements.

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
Date: March 3, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES P. BRANNEN James P. Brannen	Chief Executive Officer (Principal Executive Officer) and Director	March 3, 2016

/s/ DONALD J. SEIBEL Donald J. Seibel	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 3, 2016

/s/ CRAIG D. HILL Craig D. Hill	Chairman of the Board and Director	March 3, 2016

/s/ JERRY L. CHICOINE Jerry L. Chicoine	Vice Chair and Director	March 3, 2016

/s/ ROGER K. BROOKS Roger K. Brooks	Director	March 3, 2016

/s/ RICHARD W. FELTS Richard W. Felts	Director	March 3, 2016

/s/ JOE D. HEINRICH Joe D. Heinrich	Director	March 3, 2016

/s/ PAUL E. LARSON Paul E. Larson	Director	March 3, 2016

/s/ KEVIN G. ROGERS Kevin G. Rogers	Director	March 3, 2016

/s/ SCOTT E. VANDERWAL Scott E. VanderWal	Director	March 3, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULES

The Board of Directors and Stockholders
FBL Financial Group, Inc.

We have audited the consolidated balance sheets of FBL Financial Group, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015, and have issued our report thereon dated March 3, 2016 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedules listed in Item 15(a)2 of this Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these schedules based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Des Moines, Iowa
March 3, 2016

Schedule I - Summary of Investments - Other
Than Investments in Related Parties
FBL FINANCIAL GROUP, INC.
December 31, 2015

Column A	Column B	Column C	Column D
Type of Investment	Cost (1)	Value	Amount at which shown in the balance sheet
	(Dollars in thousands)
Fixed maturities, available for sale:
Bonds:
Corporate	$3,464,402	$3,518,707	$3,518,707
Mortgage- and asset-backed	1,529,856	1,602,620	1,602,620
United States Government and agencies	41,050	44,098	44,098
State, municipal and other governments	1,344,611	1,472,351	1,472,351
Total	6,379,919	$6,637,776	6,637,776

Equity securities, available for sale:
Common stocks:
Banks, trusts and insurance companies	24,988	$24,988	24,988
Industrial, miscellaneous and all other	4,319	4,728	4,728
Non-redeemable preferred stocks	87,029	91,951	91,951
Total	116,336	$121,667	121,667

Mortgage loans	745,858		744,303
Investment real estate (2)	2,115		1,955
Policy loans	185,784		185,784
Short-term investments	28,251		28,251
Other investments	4,434		3,017
Total investments	$7,462,697		$7,722,753

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

Schedule II - Condensed Financial Information of Registrant
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Condensed Balance Sheets
(Dollars in thousands)

	December 31,
	2015	2014
Assets
Investments in subsidiaries (eliminated in consolidation)	$1,145,988	$1,226,389
Fixed maturities - available for sale, at fair value (amortized cost: 2015 - $33,389; 2014 - $51,052)	35,212	53,907
Equity securities - available for sale, at fair value (cost: 2015 - $1,470; 2014 - $269)	1,428	273
Short-term investments	13,066	13,461
Cash and cash equivalents	26,839	46,042
Amounts receivable from affiliates	1,264	2,666
Amounts receivable from subsidiaries (eliminated in consolidation)	1,758	—
Accrued investment income	12	77
Current income taxes recoverable	651	425
Deferred income tax assets	13,682	17,522
Other assets	10,106	9,235
Total assets	$1,250,006	$1,369,997

Liabilities and stockholders' equity
Liabilities:
Accrued expenses and other liabilities	$18,470	$19,401
Amounts payable to affiliates	—	188
Amounts payable from subsidiaries (eliminated in consolidation)	110	564
Long-term debt payable to non-affiliates	97,000	97,000
Total liabilities	115,580	117,153

Stockholders' equity:
Preferred stock	3,000	3,000
Class A common stock	149,248	144,625
Class B common stock	72	72
Accumulated other comprehensive income	114,532	258,410
Retained earnings	867,574	846,737
Total stockholders' equity	1,134,426	1,252,844
Total liabilities and stockholders' equity	$1,250,006	$1,369,997

See accompanying notes to condensed financial statements.

Schedule II -Condensed Financial Information of Registrant (Continued)
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Condensed Statements of Operations
(Dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Net investment income	$2,033	$2,689	$2,120
Realized gains (losses) on investments	(583)	1,047	33
Dividends from subsidiaries (eliminated in consolidation)	50,000	45,700	140,000
Management fee income from affiliates	2,277	1,925	1,760
Management fee income from subsidiaries (eliminated in consolidation)	5,654	8,836	2,072
Other income	(8)	7	22
Total revenues	59,373	60,204	146,007
Expenses:
Interest expense	4,850	4,723	6,967
General and administrative expenses	8,795	8,471	9,582
Total expenses	13,645	13,194	16,549
	45,728	47,010	129,458
Income tax benefit	2,507	1,011	5,316
Income before equity in undistributed income of subsidiaries	48,235	48,021	134,774
Equity in undistributed income (dividends in excess of equity income) of subsidiaries (eliminated in consolidation)	65,292	61,920	(26,216)
Net income	$113,527	$109,941	$108,558

See accompanying notes to condensed financial statements.

Schedule II - Condensed Financial Information of Registrant (Continued)
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Condensed Statements of Cash Flows
(Dollars in thousands)

	Year ended December 31,
	2015	2014	2013
Net cash provided by (used in) operating activities	$1,841	$4,200	$(5,750)

Investing activities
Sales of fixed maturities - available for sale	18,618	21,347	45,808
Acquisitions of fixed maturities - available for sale	—	—	(15,192)
Acquisitions of equity securities - available for sale	(1,188)	(269)	—
Short-term investments, net change	395	17,617	(6,577)
Dividends from subsidiaries (eliminated in consolidation)	50,000	45,700	92,135
Net cash provided by investing activities	67,825	84,395	116,174

Financing activities
Repayments of debt	—	—	(50,000)
Excess tax deductions on stock-based compensation	1,362	1,199	1,964
Repurchase of common stock, net	(584)	(8,003)	(43,707)
Capital contribution to subsidiary	(300)	(1,000)	(1,900)
Dividends paid	(89,347)	(34,749)	(64,775)
Net cash used in financing activities	(88,869)	(42,553)	(158,418)
Increase (decrease) in cash and cash equivalents	(19,203)	46,042	(47,994)
Cash and cash equivalents at beginning of year	46,042	—	47,994
Cash and cash equivalents at end of year	$26,839	$46,042	$—

Supplemental disclosure of cash flow information
Cash received (paid) during the year for:
Income taxes	$6,344	$6,927	$9,182
Interest	(4,850)	(4,850)	(7,104)
Non-cash investing activity:
Dividend from subsidiary in the form of securities	—	—	47,865

See accompanying notes to condensed financial statements.

Schedule II - Condensed Financial Information of Registrant (Continued)
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Notes to Condensed Financial Statements
December 31, 2015

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

2. Dividends from Subsidiaries

The parent company received dividends totaling $50.0 million in 2015, $45.7 million in 2014 and $140.0 million in 2013 in the form of cash ($50.0 million in 2015, $45.7 million in 2014 and $92.1 million in 2013) and securities ($47.9 million in 2013).

3. Debt

See Note 6 to the consolidated financial statements included in Item 8 for a description of the parent company's debt, including items paid off. The company's debt matures in 2047.

Schedule III - Supplementary Insurance Information
FBL FINANCIAL GROUP, INC.

Column A	Column B	Column C	Column D	Column E
	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned revenues	Other policyholder funds
	(Dollars in thousands)
December 31, 2015:
Annuity	$85,819	$3,550,364	$—	$370,326
Life Insurance	248,333	2,473,357	9,719	194,751
Corporate and Other	75,366	399,203	12,257	29,128
Impact of unrealized gains/losses	(73,735)	4,090	(3,352)	—
Total	$335,783	$6,427,014	$18,624	$594,205

December 31, 2014:
Annuity	$82,778	$3,370,109	$—	$372,244
Life Insurance	232,020	2,372,108	10,111	193,567
Corporate and Other	85,506	394,536	13,428	24,823
Impact of unrealized gains/losses	(179,544)	11,182	(11,461)	—
Total	$220,760	$6,147,935	$12,078	$590,634

December 31, 2013:
Annuity	$82,404	$3,172,598	$—	$376,879
Life Insurance	216,743	2,254,194	8,884	191,478
Corporate and Other	91,917	389,746	13,951	21,845
Impact of unrealized gains/losses	(55,550)	2,957	(2,790)	—
Total	$335,514	$5,819,495	$20,045	$590,202

Schedule III - Supplementary Insurance Information (Continued)
FBL FINANCIAL GROUP, INC.

Column A	Column F	Column G	Column H	Column I	Column J
	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred acquisition costs	Other operating expenses
	(Dollars in thousands)
December 31, 2015:
Annuity	$2,524	$209,896	$110,356	$9,658	$22,456
Life Insurance	256,504	152,730	253,461	14,364	76,167
Corporate and Other	46,519	31,214	32,346	11,316	9,816
Change in net unrealized gains/losses on derivatives	—	(2,691)	(2,577)	(332)	—
Impact of realized gains/losses	(7)	—	2	214	9
Total	$305,540	$391,149	$393,588	$35,220	$108,448

December 31, 2014:
Annuity	$1,927	$201,550	$105,669	$10,477	$22,275
Life Insurance	244,597	146,349	238,841	15,594	72,641
Corporate and Other	46,547	31,913	29,470	6,929	10,032
Change in net unrealized gains/losses on derivatives	—	2,270	432	125	—
Impact of realized gains/losses	(1)	—	4	178	7
Total	$293,070	$382,082	$374,416	$33,303	$104,955

December 31, 2013:
Annuity	$1,236	$196,303	$102,308	$9,422	$22,217
Life Insurance	245,148	140,510	231,861	15,760	75,571
Corporate and Other	46,093	35,843	30,183	5,170	10,499
Change in net unrealized gains/losses on derivatives	—	(2,005)	(310)	(1,324)	—
Impact of realized gains/losses	42	—	28	880	65
Total	$292,519	$370,651	$364,070	$29,908	$108,352

Schedule IV - Reinsurance
FBL FINANCIAL GROUP, INC.

Column A	Column B	Column C	Column D	Column E	Column F
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percent of amount assumed to net
	(Dollars in thousands)
Year ended December 31, 2015:
Life insurance in force, at end of year	$59,136,803	$14,263,420	$551,563	$45,424,946	1.2%
Insurance premiums and other considerations:
Interest sensitive product charges	$113,221	$1,024	$2,387	$114,584	2.1%
Traditional life insurance premiums	215,936	25,344	364	190,956	0.2
Accident and health premiums	7,561	7,094	—	467	—
	$336,718	$33,462	$2,751	$306,007	0.9
Year ended December 31, 2014:
Life insurance in force, at end of year	$57,010,809	$13,837,869	$592,022	$43,764,962	1.4%
Insurance premiums and other considerations:
Interest sensitive product charges	$110,431	$1,026	$365	$109,770	0.3%
Traditional life insurance premiums	206,701	23,819	418	183,300	0.2
Accident and health premiums	8,050	7,668	—	382	—
	$325,182	$32,513	$783	$293,452	0.3
Year ended December 31, 2013:
Life insurance in force, at end of year	$54,603,479	$13,220,004	$613,281	$41,996,756	1.5%
Insurance premiums and other considerations:
Interest sensitive product charges	$112,229	$1,026	$372	$111,575	0.3%
Traditional life insurance premiums	200,729	20,199	414	180,944	0.2
Accident and health premiums	8,540	8,135	—	405	—
	$321,498	$29,360	$786	$292,924	0.3