Form 10-Q
period 2016-03-31
FBL FINANCIAL GROUP INC
filed 2016-05-09
CIK 1012771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Title of each class	Outstanding at May 5, 2016
Class A Common Stock, without par value	24,850,871
Class B Common Stock, without par value	11,413

(This page has been intentionally left blank.)

FBL FINANCIAL GROUP, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

ITEM 1. FINANCIAL STATEMENTS

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	March 31, 2016	December 31, 2015
Assets
Investments:
Fixed maturities - available for sale, at fair value (amortized cost: 2016 - $6,371,089; 2015 - $6,379,919)	$6,788,657	$6,637,776
Equity securities - available for sale, at fair value (cost: 2016 - $125,137; 2015 - $116,336)	130,755	121,667
Mortgage loans	769,387	744,303
Real estate	1,955	1,955
Policy loans	186,959	185,784
Short-term investments	13,323	28,251
Other investments	4,079	3,017
Total investments	7,895,115	7,722,753

Cash and cash equivalents	23,447	29,490
Securities and indebtedness of related parties	129,300	134,570
Accrued investment income	84,990	78,274
Amounts receivable from affiliates	3,722	2,834
Reinsurance recoverable	104,947	103,898
Deferred acquisition costs	286,789	335,783
Value of insurance in force acquired	20,148	20,913
Current income taxes recoverable	—	2,421
Other assets	79,675	75,811
Assets held in separate accounts	607,739	625,257

Total assets	$9,235,872	$9,132,004

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

	March 31, 2016	December 31, 2015
Liabilities and stockholders' equity
Liabilities:
Future policy benefits:
Interest sensitive products	$4,813,464	$4,764,159
Traditional life insurance and accident and health products	1,654,105	1,637,322
Other policy claims and benefits	36,395	44,157
Supplementary contracts without life contingencies	340,322	339,929
Advance premiums and other deposits	262,224	254,276
Amounts payable to affiliates	633	575
Short-term debt payable to non-affiliates	—	15,000
Long-term debt payable to non-affiliates	97,000	97,000
Current income taxes	3,021	—
Deferred income taxes	174,701	135,063
Other liabilities	73,116	84,792
Liabilities related to separate accounts	607,739	625,257
Total liabilities	8,062,720	7,997,530

Stockholders' equity:
FBL Financial Group, Inc. stockholders' equity:
Preferred stock, without par value, at liquidation value - authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 24,840,893 shares in 2016 and 24,796,763 shares in 2015	150,779	149,248
Class B common stock, without par value - authorized 1,500,000 shares, issued and outstanding 11,413 shares in 2016 and 2015	72	72
Accumulated other comprehensive income	185,918	114,532
Retained earnings	833,341	867,574
Total FBL Financial Group, Inc. stockholders' equity	1,173,110	1,134,426
Noncontrolling interest	42	48
Total stockholders' equity	1,173,152	1,134,474
Total liabilities and stockholders' equity	$9,235,872	$9,132,004

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share data)

	Three months ended March 31,
	2016	2015
Revenues:
Interest sensitive product charges	$28,111	$28,121
Traditional life insurance premiums	50,138	47,148
Net investment income	98,385	98,773
Net realized capital gains (losses) on sales of investments	1,590	(366)

Total other-than-temporary impairment losses	(3,719)	—
Non-credit portion in other comprehensive income	1,522	—
Net impairment losses recognized in earnings	(2,197)	—
Other income	3,639	4,270
Total revenues	179,666	177,946

Benefits and expenses:
Interest sensitive product benefits	54,419	55,808
Traditional life insurance benefits	44,569	45,709
Policyholder dividends	3,040	2,961
Underwriting, acquisition and insurance expenses	37,714	35,541
Interest expense	1,212	1,212
Other expenses	4,358	4,530
Total benefits and expenses	145,312	145,761
	34,354	32,185
Income taxes	(11,069)	(10,384)
Equity income, net of related income taxes	2,652	1,769
Net income	25,937	23,570
Net loss attributable to noncontrolling interest	9	21
Net income attributable to FBL Financial Group, Inc.	$25,946	$23,591

Earnings per common share	$1.04	$0.95
Earnings per common share - assuming dilution	$1.04	$0.94

Cash dividend per common share	$0.42	$0.40
Special cash dividend per common share	$2.00	$2.00

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2016	2015
Net income	$25,937	$23,570
Other comprehensive income (1)
Change in net unrealized investment gains/losses	72,203	29,187
Non-credit impairment losses	(952)	—
Change in underfunded status of postretirement benefit plans	135	231
Total other comprehensive income, net of tax	71,386	29,418
Total comprehensive income net of tax	97,323	52,988
Comprehensive loss attributable to noncontrolling interest	9	21
Total comprehensive income applicable to FBL Financial Group, Inc.	$97,332	$53,009

(1)
Other comprehensive income is recorded net of deferred income taxes and other adjustments for assumed changes in deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands)

	FBL Financial Group, Inc. Stockholders' Equity
	Series B Preferred Stock	Class A and Class B Common Stock	Accumulated Other Comprehensive Income	Retained Earnings	Non- controlling Interest	Total Stockholders' Equity
Balance at January 1, 2015	$3,000	$144,697	$258,410	$846,737	$38	$1,252,882
Net income - three months ended March 31, 2015	—	—	—	23,591	(21)	23,570
Other comprehensive income	—	—	29,418	—	—	29,418
Issuance of common stock under compensation plans	—	2,682	—	—	—	2,682
Dividends on preferred stock	—	—	—	(38)	—	(38)
Dividends on common stock	—	—	—	(59,440)	—	(59,440)
Receipts related to noncontrolling interest	—	—	—	—	14	14
Balance at March 31, 2015	$3,000	$147,379	$287,828	$810,850	$31	$1,249,088

Balance at January 1, 2016	$3,000	$149,320	$114,532	$867,574	$48	$1,134,474
Net income - three months ended March 31, 2016	—	—	—	25,946	(9)	25,937
Other comprehensive income	—	—	71,386	—	—	71,386
Issuance of common stock under compensation plans	—	1,535	—	—	—	1,535
Purchase of common stock	—	(4)	—	(36)	—	(40)
Dividends on preferred stock	—	—	—	(38)	—	(38)
Dividends on common stock	—	—	—	(60,105)	—	(60,105)
Receipts related to noncontrolling interest	—	—	—	—	3	3
Balance at March 31, 2016	$3,000	$150,851	$185,918	$833,341	$42	$1,173,152

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2016	2015
Operating activities
Net income	$25,937	$23,570
Adjustments to reconcile net income to net cash provided by operating activities:
Interest credited to account balances	37,317	37,964
Charges for mortality, surrenders and administration	(27,603)	(26,977)
Net realized losses on investments	607	366
Change in fair value of derivatives	1,582	(97)
Increase in liabilities for life insurance and other future policy benefits	20,715	16,184
Deferral of acquisition costs	(9,941)	(10,354)
Amortization of deferred acquisition costs and value of insurance in force	10,224	9,054
Change in reinsurance recoverable	(1,049)	(5,669)
Provision for deferred income taxes	1,213	2,036
Other	(11,603)	(281)
Net cash provided by operating activities	47,399	45,796

Investing activities
Sales, maturities or repayments:
Fixed maturities - available for sale	102,822	123,134
Equity securities - available for sale	600	420
Mortgage loans	9,007	14,257
Derivative instruments	65	1,078
Policy loans	9,185	9,222
Securities and indebtedness of related parties	5,866	4,892
Acquisitions:
Fixed maturities - available for sale	(103,354)	(179,351)
Equity securities - available for sale	(1,326)	(8,130)
Mortgage loans	(34,057)	(58,235)
Derivative instruments	(1,715)	(896)
Policy loans	(10,360)	(9,152)
Securities and indebtedness of related parties	(2,219)	(7,956)
Short-term investments, net change	14,928	25,323
Purchases and disposals of property and equipment, net	(1,427)	(3,443)
Net cash used in investing activities	(11,985)	(88,837)

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Three months ended March 31,
	2016	2015
Financing activities
Contract holder account deposits	$127,190	$196,491
Contract holder account withdrawals	(94,709)	(128,679)
Repayments of debt	(15,000)	—
Receipts related to noncontrolling interests, net	3	14
Excess tax deductions on stock-based compensation	244	620
Issuance or repurchase of common stock, net	958	1,717
Dividends paid	(60,143)	(59,478)
Net cash provided by (used in) financing activities	(41,457)	10,685
Decrease in cash and cash equivalents	(6,043)	(32,356)
Cash and cash equivalents at beginning of period	29,490	76,632
Cash and cash equivalents at end of period	$23,447	$44,276

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$1,216	$1,213
Income taxes	1	2,001

See accompanying notes.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2016

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

Operating results for the quarter ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. We encourage you to refer to our consolidated financial statements and notes for the year ended December 31, 2015 included in our Annual Report on Form 10-K for a complete description of our material accounting policies. Also included in the Form 10-K is a description of areas of judgments and estimates and other information necessary to understand our financial position and results of operations.

Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (FASB) issued guidance that amends existing consolidation guidance. The decision to consolidate an entity that a company has an ownership stake in is based on one of two consolidation models: the voting interest entity model and the variable interest entity model. The new guidance revises certain criteria used to determine which consolidation model to use, as well as the criteria considered in each model to determine whether consolidation is required. We adopted the new guidance on January 1, 2016. Adoption of the guidance had no impact on our financial statements as it did not alter any of our prior consolidation decisions. Adoption did result in certain entities which were previously evaluated under the voting interest entity model to be evaluated under the variable interest entity model. See Note 2 for details regarding our variable interest entities.

In March 2016, the FASB adopted guidance that will impact the accounting for share-based compensation. The guidance will impact several areas including the accounting for excess tax benefits and deficiencies, classification of excess tax benefits within the consolidated statement of cash flows, and the accounting for forfeitures. The guidance becomes effective for fiscal years beginning after December 15, 2016. Certain requirements must be adopted prospectively, while others are required to be adopted on a modified prospective basis, or retroactively. We are currently evaluating the impact of this new guidance on our consolidated financial statements.

In January 2016, the FASB issued guidance that amends certain aspects of the recognition and measurement of financial instruments. The new guidance primarily affects the accounting for equity investments, the presentation and disclosure requirements for financial instruments and the methodology for assessing the need for a valuation allowance on deferred tax assets resulting from unrealized losses on available-for-sale fixed maturity securities. The guidance becomes effective for fiscal years beginning after December 15, 2017. We are currently evaluating the impact of this guidance on our consolidated financial statements.

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

In February 2016, the FASB issued a new lease accounting standard, which, for most lessees, will result in a gross-up of the balance sheet. Under the new standard, lessees will recognize the leased assets on the balance sheet and will recognize a corresponding liability for the present value of lease payments over the lease term. The new standard requires the application of judgment and estimates. Also, there are a number of accounting policy elections that may be taken both at transition and for the accounting post-transition, including whether to adopt a short-term lease recognition exemption. The guidance becomes effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The new standard will be applied as of the beginning of the earliest comparative period presented in the financial statements (date of initial application). We are currently evaluating the impact of this guidance on our consolidated financial statements.

2. Investment Operations

Fixed Maturity and Equity Securities

Available-For-Sale Fixed Maturity and Equity Securities by Investment Category

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit losses on other-than-temporary impairments (1)
	(Dollars in thousands)
Fixed maturities:
Corporate (2)	$3,452,908	$258,227	$(97,954)	$3,613,181	$154
Residential mortgage-backed	418,814	38,147	(2,768)	454,193	(1,582)
Commercial mortgage-backed	523,358	58,253	(1,476)	580,135	—
Other asset-backed	592,785	11,518	(10,066)	594,237	2,850
United States Government and agencies	40,637	3,715	(1)	44,351	—
State, municipal and other governments	1,342,587	160,169	(196)	1,502,560	—
Total fixed maturities	$6,371,089	$530,029	$(112,461)	$6,788,657	$1,422

Equity securities:
Non-redeemable preferred stocks	$95,041	$6,873	$(1,626)	$100,288
Common stocks	30,096	400	(29)	30,467
Total equity securities	$125,137	$7,273	$(1,655)	$130,755

Available-For-Sale Fixed Maturity and Equity Securities by Investment Category

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit losses on other-than-temporary impairments (1)
	(Dollars in thousands)
Fixed maturities:
Corporate (2)	$3,464,402	$192,149	$(137,844)	$3,518,707	$351
Residential mortgage-backed	436,969	33,880	(5,343)	465,506	(3,584)
Commercial mortgage-backed	514,195	42,284	(2,487)	553,992	—
Other asset-backed	578,692	11,554	(7,124)	583,122	3,058
United States Government and agencies	41,050	3,129	(81)	44,098	—
State, municipal and other governments	1,344,611	129,923	(2,183)	1,472,351	—
Total fixed maturities	$6,379,919	$412,919	$(155,062)	$6,637,776	$(175)

Equity securities:
Non-redeemable preferred stocks	$87,029	$6,095	$(1,173)	$91,951
Common stocks	29,307	450	(41)	29,716
Total equity securities	$116,336	$6,545	$(1,214)	$121,667

(1)
Non-credit losses, subsequent to the initial impairment measurement date, on other-than-temporary impairment (OTTI) losses are included in the gross unrealized gains and gross unrealized losses columns above. The non-credit loss component of OTTI losses for corporate and other asset-backed securities were in an unrealized gain position at March 31, 2016 and December 31, 2015 due to increases in estimated fair value subsequent to initial recognition of non-credit losses on such securities.

(2)
Corporate securities include hybrid preferred securities with a carrying value of $31.1 million at March 31, 2016 and $43.5 million at December 31, 2015. Corporate securities also include redeemable preferred stock with a carrying value of $25.3 million at March 31, 2016 and $24.8 million at December 31, 2015.

Available-For-Sale Fixed Maturities by Maturity Date

	March 31, 2016
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$69,531	$70,600
Due after one year through five years	758,676	812,294
Due after five years through ten years	760,987	795,877
Due after ten years	3,246,938	3,481,321
	4,836,132	5,160,092
Mortgage-backed and other asset-backed	1,534,957	1,628,565
Total fixed maturities	$6,371,089	$6,788,657

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Fixed maturities not due at a single maturity date have been included in the above table in the year of final contractual maturity.

Net Unrealized Gains (Losses) on Investments in Accumulated Other Comprehensive Income

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Net unrealized appreciation on:
Fixed maturities - available for sale	$417,568	$257,857
Equity securities - available for sale	5,618	5,331
	423,186	263,188
Adjustments for assumed changes in amortization pattern of:
Deferred acquisition costs	(123,606)	(73,735)
Value of insurance in force acquired	(3,304)	(3,087)
Unearned revenue reserve	6,135	3,352
Adjustments for assumed changes in policyholder liabilities	(7,166)	(4,090)
Provision for deferred income taxes	(103,321)	(64,955)
Net unrealized investment gains	$191,924	$120,673

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

Fixed Maturity and Equity Securities with Unrealized Losses by Length of Time

	March 31, 2016
	Less than one year		One year or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$632,232	$(48,204)	$180,810	$(49,750)	$813,042	$(97,954)	87.1%
Residential mortgage-backed	19,945	(225)	25,376	(2,543)	45,321	(2,768)	2.5
Commercial mortgage-backed	26,171	(1,280)	2,350	(196)	28,521	(1,476)	1.3
Other asset-backed	252,009	(4,984)	71,884	(5,082)	323,893	(10,066)	8.9
United States Government and agencies	750	(1)	—	—	750	(1)	—
State, municipal and other governments	18,404	(196)	—	—	18,404	(196)	0.2
Total fixed maturities	$949,511	$(54,890)	$280,420	$(57,571)	$1,229,931	$(112,461)	100.0%

Equity securities:
Non-redeemable preferred stocks	$15,837	$(1,126)	$4,500	$(500)	$20,337	$(1,626)
Common stocks	2,546	(29)	—	—	2,546	(29)
Total equity securities	$18,383	$(1,155)	$4,500	$(500)	$22,883	$(1,655)

Fixed Maturity and Equity Securities with Unrealized Losses by Length of Time

	December 31, 2015
	Less than one year		One year or more		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$1,115,324	$(96,062)	$115,730	$(41,782)	$1,231,054	$(137,844)	88.9%
Residential mortgage-backed	21,646	(725)	26,537	(4,618)	48,183	(5,343)	3.4
Commercial mortgage-backed	48,424	(1,947)	7,657	(540)	56,081	(2,487)	1.6
Other asset-backed	285,395	(3,323)	65,298	(3,801)	350,693	(7,124)	4.6
United States Government and agencies	4,807	(81)	—	—	4,807	(81)	0.1
State, municipal and other governments	77,980	(2,183)	—	—	77,980	(2,183)	1.4
Total fixed maturities	$1,553,576	$(104,321)	$215,222	$(50,741)	$1,768,798	$(155,062)	100.0%

Equity securities:
Non-redeemable preferred stocks	$21,280	$(573)	$4,400	$(600)	$25,680	$(1,173)
Common stocks	1,428	(41)	—	—	1,428	(41)
Total equity securities	$22,708	$(614)	$4,400	$(600)	$27,108	$(1,214)

Fixed maturities in the above tables include 370 securities from 304 issuers at March 31, 2016 and 542 securities from 435 issuers at December 31, 2015. We do not intend to sell or believe we will be required to sell any of our temporarily-impaired fixed maturities before recovery of their amortized cost basis. The following summarizes the more significant unrealized losses of fixed maturities and equity securities by investment category as of March 31, 2016.

Corporate securities: The largest unrealized losses were in the energy sector ($266.5 million fair value and $56.3 million unrealized loss) and the basic industrial sector ($137.1 million fair value and $18.2 million unrealized loss). The largest unrealized losses in the energy sector were in the midstream ($81.6 million fair value and $17.9 million unrealized loss) and the oil field services ($48.8 million fair value and $16.9 million unrealized loss) sub-sectors. The largest unrealized losses in the basic industrial sector were in the metal/mining ($69.4 million fair value and $13.7 million unrealized loss) and the chemicals ($55.0 million fair value and $4.0 million unrealized loss) sub-sectors. The majority of losses were attributable to credit spread widening across the energy sector and metal/mining sub-sector associated with sharp declines in commodity prices. The price of crude oil has decreased from $98.42 per barrel at December 31, 2013 to $37.04 per barrel at December 31, 2015 and then increased to $38.34 on March 31, 2016. Energy-related companies have been negatively impacted by the rapid decline in oil prices, which has pressured revenues and margins. The metal/mining sub-sector companies are experiencing lower demand for coal, copper, iron ore and other basic industrial minerals due to the economic slowdown in China in addition to sluggish demand in Europe and the U.S. Lower metal prices are leading metal and mining companies to shut down production at high-cost mines and defer capital expenditures at mines in the development stage.

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

Excluding mortgage- and asset-backed securities, no securities from the same issuer had an aggregate unrealized loss in excess of $4.6 million at March 31, 2016, with the largest unrealized loss from an energy service provider. With respect to mortgage- and asset-backed securities not backed by the United States Government, our largest aggregate unrealized loss from the same issuer at March 31, 2016 was $1.5 million, consisting of two different securities that are backed by different pools of Alt-A residential mortgage loans. Both securities are rated non-investment grade and the largest unrealized loss totaled $0.8 million.

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

Credit Loss Component of Other-Than-Temporary Impairments on Fixed Maturities

	Three months ended March 31,
	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$(11,498)	$(16,772)
Increases to previously impaired investments	(2,172)	—
Reductions due to investments sold	310	159
Balance at end of period	$(13,360)	$(16,613)

The table above sets forth the amount of credit loss impairments on fixed maturities held by the Company as of the dates indicated for which a portion of the OTTI was recognized in other comprehensive income (loss) and corresponding changes in such amounts.

Realized Gains (Losses) - Recorded in Income

	Three months ended March 31,
	2016	2015
	(Dollars in thousands)
Realized gains (losses) on sales of investments
Fixed maturities:
Gross gains	$1,590	$220
Gross losses	—	(586)
	1,590	(366)
Impairment losses recognized in earnings:
Credit-related portion of fixed maturity losses (1)	(2,172)	—
Other credit-related	(25)	—
Net realized losses on investments recorded in income	$(607)	$(366)

(1)
Amount represents the credit-related losses recognized for fixed maturities that were impaired to the present value of estimated future cash flows through income but not written down to fair value. As discussed above, the non-credit portion of the losses have been recognized in other comprehensive income (loss).

Proceeds from sales of fixed maturities totaled $8.9 million during the three months ended March 31, 2016 and $17.3 million during the three months ended March 31, 2015.

Realized gains and losses on sales of investments are determined on the basis of specific identification.

Mortgage Loans

Our mortgage loan portfolio consists of commercial mortgage loans that we have originated. Our lending policies require that the loans be collateralized by the value of the related property, establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. We originate loans with an initial loan-to-value ratio that provides sufficient collateral to absorb losses should we be required to foreclose and take possession of the collateral. In order to identify impairment losses, management maintains and regularly reviews a watch list of mortgage loans that have heightened risk. These loans may include those with borrowers delinquent on contractual payments, borrowers experiencing financial difficulty, increases in rental real estate vacancies and significant declines in collateral value. We evaluate each of our mortgage loans individually and establish an estimated loss, if needed, for each impaired loan identified. An estimated loss is needed for loans for which we do not believe we will collect all amounts due according to the contractual terms of the respective loan agreements.

Any loan delinquent on contractual payments is considered non-performing. At March 31, 2016 and December 31, 2015, there were no non-performing loans over 90 days past due on contractual payments. Mortgage loans are placed on non-accrual status if we have concerns regarding the collectability of future payments. Interest income on non-performing loans is generally recognized on a cash basis. Once mortgage loans are classified as nonaccrual loans, the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan has been restructured such that the collection of interest is considered likely.

Mortgage Loans by Collateral Type

	March 31, 2016		December 31, 2015
Collateral Type	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
Office	$351,022	45.6%	$333,400	44.8%
Retail	226,639	29.5	227,039	30.5
Industrial	141,344	18.4	133,085	17.9
Other	50,382	6.5	50,779	6.8
Total	$769,387	100.0%	$744,303	100.0%

Mortgage Loans by Geographic Location within the United States

	March 31, 2016		December 31, 2015
Region of the United States	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
South Atlantic	$233,986	30.4%	$233,522	31.4%
Pacific	106,219	13.8	100,188	13.4
West North Central	101,433	13.2	102,555	13.8
East North Central	84,554	11.0	86,019	11.5
Mountain	77,650	10.1	78,750	10.6
West South Central	68,363	8.9	66,677	9.0
Other	97,182	12.6	76,592	10.3
Total	$769,387	100.0%	$744,303	100.0%

Mortgage Loans by Loan-to-Value Ratio

	March 31, 2016		December 31, 2015
Loan-to-Value Ratio	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
0% - 50%	$260,642	33.9%	$264,605	35.6%
51% - 60%	196,653	25.6	169,045	22.7
61% - 70%	250,207	32.4	234,544	31.5
71% - 80%	52,882	6.9	67,072	9.0
81% - 90%	9,003	1.2	9,037	1.2
Total	$769,387	100.0%	$744,303	100.0%

The loan-to-value ratio is determined using the most recent appraised value. Appraisals are updated periodically including when there is indication of a possible significant collateral decline or there are loan modifications or refinance requests.

Mortgage Loans by Year of Origination

	March 31, 2016		December 31, 2015
Year of Origination	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
2016	$34,049	4.3%	$—	—%
2015	153,675	20.0	154,582	20.9
2014	82,864	10.8	83,546	11.2
2013	79,155	10.3	79,879	10.7
2012	65,154	8.5	65,817	8.8
2011 and prior	354,490	46.1	360,479	48.4
Total	$769,387	100.0%	$744,303	100.0%

Impaired Mortgage Loans

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Unpaid principal balance	$21,707	$21,766
Less:
Related allowance	(851)	(851)
Discount	(40)	(87)
Carrying value of impaired mortgage loans	$20,816	$20,828

Allowance on Mortgage Loans
	March 31, 2016	December 31, 2015
	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$851	$857
Charge offs	—	(6)
Balance at end of period	$851	$851

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

There were no loan modifications during the first quarter of 2016 or of 2015.

Low Income Housing Tax Credit Investments (LIHTC)

We invest in non-guaranteed federal LIHTC, which are included in securities and indebtedness of related parties on the balance sheet. The carrying value of these investments totaled $94.3 million at March 31, 2016 and $94.2 million at December 31, 2015. There were no impairment losses recorded on these investments during the first quarter of 2016 or 2015. We use the equity method of accounting for these investments and recorded the following in our consolidated statement of operations.

LIHTC Equity Income (Loss), Net of Related Income Taxes
	Three months ended March 31,
	2016	2015
	(Dollars in thousands)
Equity losses from LIHTC	$(1,539)	$(1,845)
Income benefits:
Tax benefits from equity losses	539	646
Investment tax credits	3,450	3,187
Equity income from LIHTC, net of related income benefits	$2,450	$1,988

At March 31, 2016, we had committed to provide additional funds for limited partnerships and limited liability companies in which we invest. The amounts of these unfunded commitments totaled $29.5 million, including $6.8 million for LIHTC commitments, which are summarized by year in the following table.

LIHTC Commitments by year
March 31, 2016
(Dollars in thousands)
2016	$5,405
2017	899
2018-2024	468
Total	$6,772

Variable Interest Entities

We evaluate our variable interest entity (VIE) investees to determine whether the level of our direct ownership interest, our rights to manage operations, or our obligation to provide ongoing financial support are such that we are the primary beneficiary of the entity, and would therefore be required to consolidate it for financial reporting purposes. After determining that a VIE exists, we review our involvement in the VIE to determine whether we have both the power to direct activities that most significantly impact the economic performance of the VIE, and the obligation to absorb losses or the rights to receive benefits that could be potentially significant to the VIE. This analysis included a review of the purpose and design of the VIE as well as the role that we played in the formation of the entity and how that role could impact our ability to control the VIE. We also review the activities and decisions considered significant to the economic performance of the VIE and assess what power we have in directing those activities and decisions. Finally, we review the agreements in place to determine if there are any guarantees that would affect our maximum exposure to loss.

We have reviewed the circumstances surrounding our investments in our VIEs, which are classified as securities and indebtedness of related parties and consist of non-guaranteed federal LIHTC, limited partnerships or limited liability companies accounted for under the equity method. In addition, we have reviewed the ownership interests in our VIEs and determined that we do not hold direct majority ownership or have other contractual rights (such as kick out rights) that give us effective control over these entities resulting in us having both the power to direct activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. The maximum loss exposure relative to our VIEs is limited to the carry value and any unfunded commitments that exist for each particular VIE. Based on this analysis, none of our VIEs were required to be consolidated for any reporting periods presented in this Form 10-Q. In adopting the new guidance referred to in Note 1, additional entities were deemed to be VIEs, and are disclosed below for both periods presented.

There were no circumstances that occurred during the reporting period that resulted in any changes in our decision not to consolidate any of our VIEs. We also have not provided additional support or other guarantees that was not previously contractually required (financial or otherwise) to any of the VIEs as of March 31, 2016 or December 31, 2015.

VIE Investments by category

	March 31, 2016		December 31, 2015
	Carrying Value	Maximum Exposure to Loss	Carrying Value (1)	Maximum Exposure to Loss (1)
	(Dollars in thousands)
LIHTC	$94,310	$101,082	$94,170	$102,626
Investment companies	14,969	29,825	20,004	35,604
Real estate limited partnerships	9,044	15,088	9,554	15,610
Other	635	2,445	637	2,448
Total	$118,958	$148,440	$124,365	$156,288

(1)	Prior year values have been restated for comparability with the amounts as presented under the new accounting guidance discussed in Note 1.

Derivative Instruments

We are not significantly involved in hedging activities and have limited exposure to derivatives. We do not apply hedge accounting to any of our derivative positions. Derivative assets, which are primarily reported in reinsurance recoverable and other investments, totaled $11.0 million at March 31, 2016 and $9.9 million at December 31, 2015. At March 31, 2016, we had master netting agreements with counterparties covering cash collateral payable totaling $0.4 million. This amount was invested and included in the consolidated balance sheets with corresponding amounts netted against the derivative instruments. We also received collateral of $2.3 million at March 31, 2016, which is held in a separate custodial account and not recorded on the balance sheet. Our derivative assets consist of an interest-only bond, derivatives embedded within our modified coinsurance agreements and call options that provide an economic hedge for our index contracts. Derivative liabilities totaled $10.7 million at March 31, 2016 and $9.4 million at December 31, 2015 and include derivatives embedded within our index contracts and derivatives embedded within our modified coinsurance agreements. The net gain or loss recognized on these derivatives is included in net investment income and interest sensitive benefits.

Net gain (loss) recognized on these derivatives totaled $(1.2) million for the quarter ended March 31, 2016 and $0.3 million for the quarter ended March 31, 2015.

3. Fair Values

The carrying and estimated fair values of our financial instruments are as follows:

Fair Values and Carrying Values

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Assets
Fixed maturities - available for sale	$6,788,657	$6,788,657	$6,637,776	$6,637,776
Equity securities - available for sale	130,755	130,755	121,667	121,667
Mortgage loans	769,387	819,166	744,303	780,624
Policy loans	186,959	240,315	185,784	230,153
Other investments	3,992	5,255	2,331	2,331
Cash, cash equivalents and short-term investments	36,770	36,770	57,741	57,741
Reinsurance recoverable	2,741	2,741	2,636	2,636
Assets held in separate accounts	607,739	607,739	625,257	625,257

Fair Values and Carrying Values (continued)

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Liabilities
Future policy benefits	$3,788,720	$3,696,482	$3,750,186	$3,618,145
Supplementary contracts without life contingencies	340,322	345,016	339,929	339,717
Advance premiums and other deposits	252,367	252,367	245,269	245,269
Short-term debt	—	—	15,000	15,000
Long-term debt	97,000	64,864	97,000	68,133
Other liabilities	—	—	56	56
Liabilities related to separate accounts	607,739	603,549	625,257	620,676

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

Level 3 fixed maturities include corporate, mortgage- and asset-backed, United States Government sponsored agencies, state and municipal and private placement corporate securities for which there is little or no current market data available. We use external pricing sources, or if prices are not available we will estimate fair value internally. Fair values of private corporate investments in Level 3 are determined by reference to the public market, private transactions or valuations for comparable companies or assets in the relevant asset class when such amounts are available. For other securities where an exit price based on relevant observable inputs is not obtained, the fair value is determined using a matrix calculation. Fair values estimated through the use of matrix pricing methods rely on an estimate of credit spreads to a risk-free U.S. Treasury yield. Selecting the credit spread requires judgment based on an understanding of the security and may include a market liquidity premium. Our selection of comparable companies as well as the level of spread requires significant judgment. Increases in spreads used in our matrix models, or those used to value comparable companies, will result in a decrease in discounted cash flows used, and accordingly in the estimated fair value of the security.

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

•	We evaluate third party pricing source estimation methodologies to assess whether they will provide a fair value that approximates a market exit price.

•	We perform an overall analysis of portfolio fair value movement against general movements in interest rates and spreads.

•
We compare period-to-period price trends to detect unexpected price fluctuation based on our knowledge of the market and the particular instrument. As fluctuations are noted, we will perform further research, which may include discussions with the original pricing source or other external sources to ensure we are in agreement with the valuation.

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

Level 3 equity securities consist of non-redeemable preferred stock for which no active market exists, and fair value estimates for these securities is based on the values of comparable securities that are actively traded. Increases in spreads used in our matrix models, or those used to value comparable companies, will result in a decrease in discounted cash flows used, and accordingly in the estimated fair value of the security.

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

Other investments:

Level 2 other investments measured at fair value on a recurring basis include call options with fair values based on counterparty market prices adjusted for a credit component of the counterparty, net of collateral received. Level 3 other investments, which are not measured at fair value on a recurring basis, include a promissory note that is priced internally using a discounted cash flow based on our assessment of the credit risk of the borrower.

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

Certain annuity contracts include embedded derivatives that are measured at fair value on a recurring basis. These embedded derivatives are a Level 3 measurement. The fair value of the embedded derivatives is based on the discounted excess of projected account values (including a risk margin) over projected guaranteed account values. The key unobservable inputs required in the projection of future values that require management judgment include the risk margin as well as the credit risk of our company. Should the risk margin increase or the credit risk decrease, the discounted cash flows and the estimated fair value of the obligation will increase.

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

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels

	March 31, 2016
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Corporate securities	$—	$3,563,649	$49,532	$3,613,181
Residential mortgage-backed securities	—	454,193	—	454,193
Commercial mortgage-backed securities	—	490,977	89,158	580,135
Other asset-backed securities	—	536,181	58,056	594,237
United States Government and agencies	14,745	20,692	8,914	44,351
State, municipal and other governments	—	1,500,059	2,501	1,502,560
Non-redeemable preferred stocks	—	92,702	7,586	100,288
Common stocks	5,810	24,657	—	30,467
Other investments	—	3,393	—	3,393
Cash, cash equivalents and short-term investments	36,770	—	—	36,770
Reinsurance recoverable	—	2,741	—	2,741
Assets held in separate accounts	607,739	—	—	607,739
Total assets	$665,064	$6,689,244	$215,747	$7,570,055

Liabilities
Future policy benefits - index annuity embedded derivatives	$—	$—	$10,650	$10,650
Total liabilities	$—	$—	$10,650	$10,650

	December 31, 2015
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Corporate securities	$—	$3,469,631	$49,076	$3,518,707
Residential mortgage-backed securities	—	461,777	3,729	465,506
Commercial mortgage-backed securities	—	465,812	88,180	553,992
Other asset-backed securities	—	527,565	55,557	583,122
United States Government and agencies	14,760	20,612	8,726	44,098
State, municipal and other governments	—	1,472,351	—	1,472,351
Non-redeemable preferred stocks	—	84,480	7,471	91,951
Common stocks	4,728	24,988	—	29,716
Other investments	—	2,331	—	2,331
Cash, cash equivalents and short-term investments	57,741	—	—	57,741
Reinsurance recoverable	—	2,636	—	2,636
Assets held in separate accounts	625,257	—	—	625,257
Total assets	$702,486	$6,532,183	$212,739	$7,447,408

Liabilities
Future policy benefits - index annuity embedded derivatives	$—	$—	$9,374	$9,374
Other liabilities	—	56	—	56
Total liabilities	$—	$56	$9,374	$9,430

Level 3 Fixed Maturities by Valuation Source - Recurring Basis

	March 31, 2016
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$9,120	$40,412	$49,532
Commercial mortgage-backed securities	89,158	—	89,158
Other asset-backed securities	37,492	20,564	58,056
United States Government and agencies	—	8,914	8,914
State, municipal and other governments	2,501	—	2,501
Total	$138,271	$69,890	$208,161
Percent of total	66.4%	33.6%	100.0%

	December 31, 2015
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$17,208	$31,868	$49,076
Residential mortgage-backed securities	—	3,729	3,729
Commercial mortgage-backed securities	88,180	—	88,180
Other asset-backed securities	35,420	20,137	55,557
United States Government and agencies	—	8,726	8,726
Total	$140,808	$64,460	$205,268
Percent of total	68.6%	31.4%	100.0%

Quantitative Information about Level 3 Fair Value Measurements - Recurring Basis

	March 31, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$41,978	Discounted cash flow	Credit spread	1.29% - 22.94% (12.80%)
Commercial mortgage-backed	74,074	Discounted cash flow	Credit spread	1.20% - 4.35% (3.30%)
Other asset-backed securities	19,164	Discounted cash flow	Credit spread	1.11% - 7.38% (5.13%)
United States Government and agencies	8,914	Discounted cash flow	Credit spread	2.50% (2.50%)
States, municipal and other governments	2,501	Discounted cash flow	Credit spread	1.89% (1.89%)
Non-redeemable preferred stocks	7,586	Discounted cash flow	Credit spread	5.11% (5.11%)
Total Assets	$154,217

Liabilities
Future policy benefits - index annuity embedded derivatives	$10,650	Discounted cash flow	Credit risk Risk margin	0.80% - 2.45% (1.60%) 0.15% - 0.40% (0.25%)

Quantitative Information about Level 3 Fair Value Measurements - Recurring Basis

	December 31, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$33,508	Discounted cash flow	Credit spread	1.16% - 17.50% (11.26%)
Commercial mortgage-backed	71,100	Discounted cash flow	Credit spread	1.10% - 4.15% (3.12%)
Other asset-backed securities	13,737	Discounted cash flow	Credit spread	1.25% - 7.90% (5.61%)
United States Government and agencies	8,727	Discounted cash flow	Credit spread	2.59% (2.59%)
Non-redeemable preferred stocks	7,471	Discounted cash flow	Credit spread	4.55% (4.55%)
Total Assets	$134,543

Liabilities
Future policy benefits - index annuity embedded derivatives	$9,374	Discounted cash flow	Credit risk Risk margin	0.80% - 2.25% (1.45%) 0.15% - 0.40% (0.25%)

The tables above exclude certain securities for which the fair value was based on non-binding broker quotes where we could not reasonably obtain the quantitative unobservable inputs.

Level 3 Financial Instruments Changes in Fair Value - Recurring Basis

	March 31, 2016
				Realized and unrealized gains (losses), net
	Balance, December 31, 2015	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Amort-ization included in net income	Balance, March 31, 2016
	(Dollars in thousands)
Assets
Corporate securities	$49,076	$2,000	$(2,180)	$—	$(1,584)	$9,354	$(7,125)	$(9)	$49,532
Residential mortgage-backed securities	3,729	—	(3,722)	—	(137)	—	—	130	—
Commercial mortgage-backed securities	88,180	—	(219)	—	2,487	—	(1,335)	45	89,158
Other asset-backed securities	55,557	12,999	(807)	—	147	920	(10,762)	2	58,056
United States Government and agencies	8,726	—	—	—	186	—	—	2	8,914
State, municipal and other governments	—	—	—	—	108	2,393	—	—	2,501
Non-redeemable preferred stocks	7,471	—	—	—	115	—	—	—	7,586
Total Assets	$212,739	$14,999	$(6,928)	$—	$1,322	$12,667	$(19,222)	$170	$215,747

Liabilities
Future policy benefits - index annuity embedded derivatives	$9,374	$1,208	$(314)	$382	$—	$—	$—	$—	$10,650
Total Liabilities	$9,374	$1,208	$(314)	$382	$—	$—	$—	$—	$10,650

Level 3 Financial Instruments Changes in Fair Value - Recurring Basis

	March 31, 2015
				Realized and unrealized gains (losses), net
	Balance, December 31, 2014	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Amort-ization included in net income	Balance, March 31, 2015
	(Dollars in thousands)
Assets
Corporate securities	$64,239	$2,993	$(3,613)	$—	$(4,190)	$14,165	$—	$105	$73,699
Residential mortgage-backed securities	—	5,052	—	—	(6)	—	—	—	5,046
Commercial mortgage-backed securities	77,891	—	(193)	—	780	—	—	24	78,502
Other asset-backed securities	116,141	19,742	(3,876)	—	(77)	—	(39,095)	53	92,888
United States Government and agencies	9,065	—	—	—	89	—	—	2	9,156
Non-redeemable preferred stocks	8,054	—	—	—	298	—	—	—	8,352
Total Assets	$275,390	$27,787	$(7,682)	$—	$(3,106)	$14,165	$(39,095)	$184	$267,643

Liabilities
Future policy benefits - index annuity embedded derivatives	$8,681	$1,067	$(183)	$26	$—	$—	$—	$—	$9,591
Total Liabilities	$8,681	$1,067	$(183)	$26	$—	$—	$—	$—	$9,591

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

Valuation of our Financial Instruments Not Reported at Fair Value by Hierarchy Levels

	March 31, 2016
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$819,166	$819,166
Policy loans	—	—	240,315	240,315
Other investments	—	—	1,862	1,862
Total assets	$—	$—	$1,061,343	$1,061,343

Liabilities
Future policy benefits	$—	$—	$3,685,832	$3,685,832
Supplementary contracts without life contingencies	—	—	345,016	345,016
Advance premiums and other deposits	—	—	252,367	252,367
Long-term debt	—	—	64,864	64,864
Liabilities related to separate accounts	—	—	603,549	603,549
Total liabilities	$—	$—	$4,951,628	$4,951,628

	December 31, 2015
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$780,624	$780,624
Policy loans	—	—	230,153	230,153
Total assets	$—	$—	$1,010,777	$1,010,777

Liabilities
Future policy benefits	$—	$—	$3,608,771	$3,608,771
Supplementary contracts without life contingencies	—	—	339,717	339,717
Advance premiums and other deposits	—	—	245,269	245,269
Short-term debt	—	—	15,000	15,000
Long-term debt	—	—	68,133	68,133
Liabilities related to separate accounts	—	—	620,676	620,676
Total liabilities	$—	$—	$4,897,566	$4,897,566

Level 3 Financial Instruments Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis, generally mortgage loans or real estate that have been deemed to be impaired during the reporting period. There were no mortgage loans or real estate impaired to fair value during the quarters ended March 31, 2016 or March 31, 2015.

4. Defined Benefit Plan

We participate with several affiliates and an unaffiliated organization in various defined benefit plans, including a multiemployer plan. Our share of net periodic pension cost for the plans is recorded as expense in our consolidated statements of operations.

Components of Net Periodic Pension Cost for FBL and Affiliates Combined - Multiemployer Plan

	Three months ended March 31,
	2016	2015
	(Dollars in thousands)
Service cost	$1,448	$1,488
Interest cost	3,612	3,300
Expected return on assets	(4,466)	(4,463)
Amortization of prior service cost	36	36
Amortization of actuarial loss	2,358	2,598
Net periodic pension cost	$2,988	$2,959

FBL Financial Group, Inc. share of net periodic pension costs	$952	$959

Components of Net Periodic Pension Cost for FBL and Affiliates Combined - Other Plans

	Three months ended March 31,
	2016	2015
	(Dollars in thousands)
Service cost	$84	$109
Interest cost	241	250
Amortization of prior service cost	—	(3)
Amortization of actuarial loss	230	382
Net periodic pension cost	$555	$738

FBL Financial Group, Inc. share of net periodic pension costs	$315	$418

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

6. Stockholders' Equity

Share Repurchases

During 2014 and 2016, our Board of Directors approved programs to repurchase our Class A common stock. These repurchase programs authorize us to make repurchases in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. In connection with the Class A repurchase programs, we repurchased 720 shares for less than $0.1 million during the three months ended March 31, 2016 and we made no repurchases during the three months ended March 31, 2015. At March 31, 2016, $50.0 million remains available for repurchase under the program announced in 2016. Completion of this program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

Special Dividend

In March 2016, the Board of Directors approved a special $2.00 per share cash dividend payable to Class A and Class B common shareholders totaling $49.7 million. In March 2015, the Board of Directors approved a special $2.00 per share cash dividend payable to Class A and Class B common shareholders totaling $49.5 million.

Reconciliation of Outstanding Common Stock
	Class A		Class B		Total
	Shares	Dollars	Shares	Dollars	Shares	Dollars
	(Dollars in thousands)
Outstanding at January 1, 2015	24,703,903	$144,625	11,413	$72	24,715,316	$144,697
Issuance of common stock under compensation plans	81,568	2,682	—	—	81,568	2,682
Purchase of common stock	—	—	—	—	—	—
Outstanding at March 31, 2015	24,785,471	$147,307	11,413	$72	24,796,884	$147,379

Outstanding at January 1, 2016	24,796,763	$149,248	11,413	$72	24,808,176	$149,320
Issuance of common stock under compensation plans	44,850	1,535	—	—	44,850	1,535
Purchase of common stock	(720)	(4)	—	—	(720)	(4)
Outstanding at March 31, 2016	24,840,893	$150,779	11,413	$72	24,852,306	$150,851

Accumulated Other Comprehensive Income, Net of Tax and Other Offsets

	Unrealized Net Investment Gains (Losses) on Available For Sale Securities (1)	Accumulated Non-Credit Impairment Losses	Underfunded Status of Postretirement Benefit Plans	Total
	(Dollars in thousands)
Balance at January 1, 2015	$266,211	$1,131	$(8,932)	$258,410
Other comprehensive income before reclassifications	28,515	425	—	28,940
Reclassification adjustments	247	—	231	478
Balance at March 31, 2015	$294,973	$1,556	$(8,701)	$287,828

Balance at January 1, 2016	$120,787	$(114)	$(6,141)	$114,532
Other comprehensive income before reclassifications	71,283	1,991	—	73,274
Reclassification adjustments	(1,071)	$(952)	135	(1,888)
Balance at March 31, 2016	$190,999	$925	$(6,006)	$185,918

(1)	Includes the impact of taxes, deferred acquisition costs, value of insurance in force acquired, unearned revenue reserves and policyholder liabilities. See Note 2 for further information.

Accumulated Other Comprehensive Income Reclassification Adjustments

	Three months ended March 31, 2016
	Unrealized Net Investment Gains (Losses) on Available For Sale Securities (1)	Accumulated Non-Credit Impairment Losses (1)	Underfunded Status of Postretirement Benefit Plans	Total
	(Dollars in thousands)
Realized capital losses on sales of investments	$(1,590)	$—	$—	$(1,590)
Adjustments for assumed changes in deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	(58)	58	—	—
Other-than-temporary impairment losses	—	(1,522)	—	(1,522)
Other expenses: Change in unrecognized postretirement items:
Net actuarial loss	—	—	208	208
Reclassifications before income taxes	(1,648)	(1,464)	208	(2,904)
Income taxes	577	512	(73)	1,016
Reclassification adjustments	$(1,071)	$(952)	$135	$(1,888)

	Three months ended March 31, 2015
	Unrealized Net Investment Gains (Losses) on Available For Sale Securities (1)	Accumulated Non-Credit Impairment Losses (1)	Underfunded Status of Postretirement Benefit Plans	Total
	(Dollars in thousands)
Realized capital losses on sales of investments	$366	$—	$—	$366
Adjustments for assumed changes in deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	14	—	—	14
Other expenses: Change in unrecognized postretirement items:
Prior service costs	—	—	(3)	(3)
Net actuarial loss	—	—	358	358
Reclassifications before income taxes	380	—	355	735
Income taxes	(133)	—	(124)	(257)
Reclassification adjustments	$247	$—	$231	$478

(1)	See Note 2 for further information.

7. Earnings per Share

Computation of Earnings per Common Share

	Three months ended March 31,
	2016	2015
	(Dollars in thousands, except per share data)
Numerator:
Net income attributable to FBL Financial Group, Inc.	$25,946	$23,591
Less: Dividends on Series B preferred stock	38	38
Income available to common stockholders	$25,908	$23,553

Denominator:
Weighted average shares - basic	24,949,840	24,899,278
Effect of dilutive securities - stock-based compensation	57,957	109,300
Weighted average shares - diluted	25,007,797	25,008,578

Earnings per common share	$1.04	$0.95
Earnings per common share - assuming dilution:	$1.04	$0.94

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

We use operating income, in addition to net income, to measure our performance since realized gains and losses on investments and the change in net unrealized gains and losses on derivatives can fluctuate greatly from quarter to quarter. A view of our operating performance without the impact of these items enhances the analysis of our results, although it should not be viewed as a substitute for net income as a measure of financial performance. Operating income is not a measure used in financial statements prepared in accordance with GAAP, but is a common life insurance industry measure of performance. We use operating income for goal setting, determining short-term incentive compensation and evaluating performance on a basis comparable to that used by many in the investment community.

Financial Information Concerning our Operating Segments

	Three months ended March 31,
	2016	2015
	(Dollars in thousands)
Operating revenues:
Annuity	$52,179	$52,759
Life Insurance	103,603	102,010
Corporate and Other	23,424	23,705
	179,206	178,474
Net realized losses on investments (1)	(607)	(366)
Change in net unrealized gains/losses on derivatives (1)	1,067	(162)
Consolidated revenues	$179,666	$177,946

Pre-tax operating income:
Annuity	$17,148	$17,088
Life Insurance	14,071	9,785
Corporate and Other	2,489	3,496
	33,708	30,369
Income taxes on operating income	(7,390)	(6,554)
Net realized gains/losses on investments (1)	(397)	(247)
Change in net unrealized gains/losses on derivatives (1)	25	23
Consolidated net income attributable to FBL Financial Group, Inc.	$25,946	$23,591

(1)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred acquisition costs, value of insurance in force acquired and income taxes attributable to these items.

Our investment in equity method investees, the related equity income and interest expense are attributable to the Corporate and Other segment. Expenditures for long-lived assets were not significant during the periods presented above. Goodwill at March 31, 2016 and December 31, 2015 was allocated among the segments as follows: Annuity ($3.9 million) and Life Insurance ($6.1 million).

Premiums collected, which is not a measure used in financial statements prepared according to GAAP, includes premiums received on life insurance policies and deposits on annuities and universal life-type products. Premiums collected is a common life insurance industry measure of agent productivity. Net premiums collected totaled $173.2 million for the quarter ended March 31, 2016 and $166.2 million for the same period in 2015.

Under GAAP, premiums on whole life and term life policies are recognized as revenues over the premium-paying period and reported in the Life Insurance segment. The following chart provides a reconciliation of life insurance premiums collected to those reported in the GAAP financial statements.

Reconciliation of Traditional Life Insurance Premiums, Net of Reinsurance

	Three months ended March 31,
	2016	2015
	(Dollars in thousands)
Traditional and universal life insurance premiums collected	$71,713	$71,215
Premiums collected on interest sensitive products	(21,036)	(23,691)
Traditional life insurance premiums collected	50,677	47,524
Change in due premiums and other	(539)	(376)
Traditional life insurance premiums	$50,138	$47,148

There is no comparable GAAP financial measure for premiums collected on annuities and universal life-type products. GAAP revenues for those interest sensitive and variable products consist of various policy charges and fees assessed on those contracts, as summarized in the chart below.

Interest Sensitive Product Charges by Segment

	Three months ended March 31,
	2016	2015
	(Dollars in thousands)
Annuity
Surrender charges and other	$942	$613

Life Insurance
Administration charges	$3,504	$3,697
Cost of insurance charges	11,825	11,492
Surrender charges	216	217
Amortization of policy initiation fees	228	499
Total	$15,773	$15,905

Corporate and Other
Administration charges	$1,441	$1,517
Cost of insurance charges	7,516	7,424
Surrender charges	26	108
Separate account charges	1,978	2,239
Amortization of policy initiation fees	435	315
Total	$11,396	$11,603

Consolidated interest sensitive product charges	$28,111	$28,121

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes a summary of FBL Financial Group, Inc.'s consolidated results of operations, financial condition and where appropriate, factors that management believes may affect future performance. Unless noted otherwise, all references to FBL Financial Group, Inc. (we or the Company) include all of its direct and indirect subsidiaries, including its life insurance subsidiary, Farm Bureau Life Insurance Company (Farm Bureau Life). Please read this discussion in conjunction with the accompanying consolidated financial statements and related notes. In addition, we encourage you to refer to our Form 10-K for the fiscal year ended December 31, 2015 for a complete description of our significant accounting policies and estimates. Familiarity with this information is important in understanding our financial position and results of operations.

This Form 10-Q includes statements relating to anticipated financial performance, business prospects, new products and similar matters. These statements and others, which include words such as "expect," "anticipate," "believe," "intend" and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. A variety of factors could cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. See Part 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for additional information on the risks and uncertainties that may affect the operations, performance, development and results of our business.

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

We also include within our analysis “premiums collected,” which is not a measure used in financial statements prepared in accordance with GAAP, but is a common life insurance industry measure of agent productivity. See Note 8 to our consolidated financial statements for further information regarding this measure and its relationship to GAAP revenues.

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

Economic and other environmental factors that may impact our business include, but are not limited to, the following:

•	Gross Domestic Product increased at an annual rate of 0.5% during the first quarter 2016 based on recent estimates.

•	U.S. unemployment was estimated to be 5.0% during March 2016.

•	U.S. net farm income is forecast to decrease 3.0% and farm real estate value is forecast to decrease 1.2% during 2016 according to recent U.S. Department of Agriculture forecasts.

•	The U.S. 10-year Treasury yield decreased during the first quarter of 2016 to 1.78% at March 31, 2016.

•	Continued uncertainty as to actions the United States Congress will take to address the national debt, including potential actions to change the tax advantages of life insurance.

•	The Department of Labor recently expanded the fiduciary responsibilities for sales of insurance products to be used in retirement plans. See Part II, Item 1A for further discussion.

The low market interest rate environment continues to impact our investment yields as well as the interest we credit on our interest sensitive products. The benchmark 10-year U.S. Treasury yield decreased during the quarter and credit spreads rose moderately, but available investment yields remain low. Low crediting rates pose challenges to maintaining attractive annuity and universal life products, although our rates are comparable to other insurance companies, allowing us to maintain our competitive position within the market. During 2015 we unlocked assumptions used to amortize deferred policy acquisition costs to reflect the expectation of lower earned spread rates, primarily driven by the expected continuation of low market interest rates. We experienced an increase in the fair value of our fixed maturity security portfolio during the first quarter of 2016 primarily due to a decrease in market yields. See the segment discussion and “Financial Condition” section that follows for additional information regarding the impact of low market interest rates on our business.

Results of Operations for the Periods Ended March 31, 2016 and 2015

	Three months ended March 31,
	2016	2015	Change
	(Dollars in thousands, except per share data)
Pre-tax operating income:
Annuity segment	$17,148	$17,088	—%
Life Insurance segment	14,071	9,785	44%
Corporate and Other segment	2,489	3,496	(29)%
Total pre-tax operating income	33,708	30,369	11%
Income taxes on operating income	(7,390)	(6,554)	13%
Operating income	26,318	23,815	11%

Realized gains/losses on investments (1)	(397)	(247)	61%
Change in net unrealized gains/losses on derivatives (1)	25	23	9%
Net income attributable to FBL Financial Group, Inc.	$25,946	$23,591	10%

Operating income per common share - assuming dilution	$1.05	$0.95	11%
Earnings per common share - assuming dilution	1.04	0.94	11%
Effective tax rate on operating income	22%	22%
Average invested assets, at amortized cost	$7,458,604	$7,153,345	4%
Annualized yield on average invested assets	5.42%	5.66%

(1)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred acquisition costs, value of insurance in force acquired and income taxes attributable to these items.

Our operating and net income increased in the first quarter of 2016, compared to the prior year quarter, primarily due to a decrease in death benefits and the impact of an increase in the volume of business in force, partially offset by lower investment fee income. See the discussion that follows for details regarding operating income by segment.

Annuity Segment

	Three months ended March 31,
	2016	2015	Change
	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges and other income	$942	$613	54%
Net investment income	51,237	52,146	(2)%
Total operating revenues	52,179	52,759	(1)%

Benefits and expenses:
Interest sensitive product benefits	26,486	27,453	(4)%
Underwriting, acquisition and insurance expenses:
Commissions net of deferrals	570	546	4%
Amortization of deferred acquisition costs	2,338	2,729	(14)%
Amortization of value of insurance in force	175	202	(13)%
Other underwriting expenses	5,462	4,741	15%
Total underwriting, acquisition and insurance expenses	8,545	8,218	4%
Total benefits and expenses	35,031	35,671	(2)%
Pre-tax operating income	$17,148	$17,088	—%

Other data
Annuity premiums collected, direct	$85,675	$76,335	12%
Policy liabilities and accruals, end of period	3,960,035	3,806,556	4%
Average invested assets, at amortized cost	4,071,448	3,883,858	5%
Investment fee income included in net investment income (1)	1,484	2,398	(38)%
Average individual annuity account value	2,804,675	2,624,384	7%

Earned spread on individual annuity products:
Weighted average yield on cash and invested assets	5.33%	5.57%
Weighted average interest crediting rate	2.69%	2.81%
Spread	2.64%	2.76%

Individual annuity withdrawal rate	4.2%	4.4%

(1)	Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our payment speed assumptions.

Pre-tax operating income for the Annuity segment increased in the first quarter of 2016, compared to the prior year quarter, primarily due to higher spread income earned from an increase in the volume of business in force, partially offset by lower investment fee income.

The average aggregate account value for individual annuity contracts in force increased in the first quarter of 2016, compared to the prior year quarter, due to continued sales and the crediting of interest. Continued growth in our business in force contributes to increases in interest sensitive product charges and expenses. Premiums collected were higher in the first quarter of 2016 primarily due to increased sales of index annuity products as well as the reintroduction of a multi-year guaranteed annuity product in the first quarter of 2016. The amount of premiums collected is highly dependent upon the relationship between the current crediting rates of our products compared to those of competing products.

The Annuity segment also includes advances on our funding agreements with FHLB. Outstanding funding agreements totaled $366.4 million at March 31, 2016 and $400.9 million at March 31, 2015.

Amortization of deferred acquisition costs changed during the first quarter of 2016, compared to prior year quarter, due to changes in actual and expected profits on the underlying business.

The weighted average yield on cash and invested assets for individual annuities decreased for the first quarter of 2016, compared to the prior year quarter, primarily due to lower investment fee income and lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, compared with the average existing portfolio yield. See the "Financial Condition" section for additional information regarding the yields obtained on investment acquisitions. Weighted average interest crediting rates on our individual annuity products decreased due to crediting rate actions taken in 2015 in response to the declining portfolio yield and a change in the underlying product mix.

Life Insurance Segment

	Three months ended March 31,
	2016	2015	Change
	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges and other income	$15,711	$15,818	(1)%
Traditional life insurance premiums	50,138	47,148	6%
Net investment income	37,754	39,044	(3)%
Total operating revenues	103,603	102,010	2%

Benefits and expenses:
Interest sensitive product benefits:
Interest credited	8,266	8,185	1%
Death benefits and other	8,803	12,515	(30)%
Total interest sensitive product benefits	17,069	20,700	(18)%
Traditional life insurance benefits:
Death benefits	21,123	24,375	(13)%
Surrender and other benefits	8,641	7,282	19%
Increase in traditional life future policy benefits	14,801	14,052	5%
Total traditional life insurance benefits	44,565	45,709	(3)%
Distributions to participating policyholders	3,040	2,961	3%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	4,470	4,627	(3)%
Amortization of deferred acquisition costs	5,224	3,966	32%
Amortization of value of insurance in force	377	379	(1)%
Other underwriting expenses	14,787	13,883	7%
Total underwriting, acquisition and insurance expenses	24,858	22,855	9%
Total benefits and expenses	89,532	92,225	(3)%
Pre-tax operating income	$14,071	$9,785	44%

Life Insurance Segment - continued

	Three months ended March 31,
	2016	2015	Change
	(Dollars in thousands)
Other data
Life premiums collected, net of reinsurance	$71,713	$71,215	1%
Policy liabilities and accruals, end of period	2,699,524	2,613,024	3%
Life insurance in force, end of period	54,395,493	52,533,816	4%
Average invested assets, at amortized cost	2,766,273	2,637,202	5%
Investment fee income included in net investment income (1)	121	2,454	(95)%
Average interest sensitive life account value	804,681	783,116	3%

Interest sensitive life insurance spread:
Weighted average yield on cash and invested assets	5.44%	6.58%
Weighted average interest crediting rate	3.82%	3.89%
Spread	1.62%	2.69%

Life insurance lapse and surrender rates	5.7%	5.4%
Death benefits, net of reinsurance and reserves released	$18,702	$24,491	(24)%

(1)	Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our payment speed assumptions.

Pre-tax operating income for the Life Insurance segment increased in the first quarter of 2016, compared to the prior year quarter, primarily due to a decrease in death benefits and the impact of an increase in the volume of business in force, partially offset by lower investment fee income.

Continued growth in our business in force contributes to the increase in revenues and expenses.

Amortization of deferred acquisition costs changed during the first quarter of 2016, compared to the prior year quarter, due to changes in actual and expected profits on the underlying business.

Death benefits, net of reinsurance and reserves released, decreased in the first quarter of 2016, compared to the prior year quarter, due to a decrease in the number of claims and decreases in the average size of claims for the quarter.

The weighted average yield on cash and invested assets for interest sensitive life insurance products decreased in the first quarter of 2016, compared to the prior year quarter, due to lower investment fee income and lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, compared with the average existing portfolio yield. See the "Financial Condition" section for additional information regarding the yields obtained on investment acquisitions. Weighted average interest crediting rates on our interest sensitive life insurance products decreased due to crediting rate decreases taken in 2015 in response to the declining portfolio yield.

Corporate and Other Segment

	Three months ended March 31,
	2016	2015	Change
	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges	$11,396	$11,603	(2)%
Net investment income	8,327	7,745	8%
Other income	3,701	4,357	(15)%
Total operating revenues	23,424	23,705	(1)%

Benefits and expenses:
Interest sensitive product benefits	9,698	7,672	26%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	757	964	(21)%
Amortization of deferred acquisition costs	1,988	1,763	13%
Other underwriting expenses	1,703	1,908	(11)%
Total underwriting, acquisition and insurance expenses	4,448	4,635	(4)%
Interest expense	1,212	1,212	—%
Other expenses	4,358	4,530	(4)%
Total benefits and expenses	19,716	18,049	9%
	3,708	5,656	(34)%
Net loss attributable to noncontrolling interest	9	21	(57)%
Equity loss, before tax	(1,228)	(2,181)	(44)%
Pre-tax operating income	$2,489	$3,496	(29)%

Other data
Average invested assets, at amortized cost	$620,882	$632,284	(2)%
Investment fee income included in net investment income (1)	3	200	(99)%
Average interest sensitive life account value	346,262	337,161	3%
Death benefits, net of reinsurance and reserves released	6,453	4,649	39%
Estimated impact on pre-tax income from separate account performance on amortization of deferred acquisition costs	(600)	(48)	1,150%

(1)	Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our payment speed assumptions.

Pre-tax operating income decreased for the Corporate and Other segment in the first quarter of 2016, compared to the prior year quarter, primarily due to increases in death benefits, partially offset by a decrease in pre-tax equity loss.

Death benefits, net of reinsurance and reserves released, increased in the first quarter of 2016, compared to the prior year quarter, due to an increase in the average size of claims for the quarter.

Amortization of deferred acquisition costs and unearned revenue reserves changed during the first quarter of 2016, compared to the prior year quarter, primarily due to the impact of market performance in the separate accounts.

Other income and other expenses includes fees and expenses from sales of brokered products and operating results of our non-insurance subsidiaries, which include management, advisory, marketing and distribution services and leasing activities.

Equity loss, before tax, includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest. Given the timing of availability of financial information from our equity investees, we will consistently use information that is as much as three months in arrears for certain of these entities. Several of these entities are investment companies whose operating results are derived primarily from unrealized and realized gains and losses generated by their investment portfolios. As is normal with these types of entities, the level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment, changes in prices of bond and equity securities held by the investment partnerships, the timing and success of initial public offerings or exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures. Our low income housing tax credit investments generate pre-tax losses and after-tax gains as the related tax credits are realized. The timing of the realization of tax credits is subject to fluctuation from period to period due to the timing of housing project completions and the approval of tax credits.

Equity Income, Net of Related Income Taxes

	Three months ended March 31,
	2016	2015
	(Dollars in thousands)
Equity income (loss):
Low income housing tax credit partnerships	$(1,539)	$(1,845)
Other equity method investments	311	(336)
	(1,228)	(2,181)
Income taxes:
Taxes on equity income (loss)	430	763
Investment tax credits	3,450	3,187
Equity income, net of related income taxes	$2,652	$1,769

Income Taxes on Operating Income

The effective tax rate on operating income was 21.9% for the first quarter of 2016 and 21.6% for the first quarter of 2015. The effective tax rates differ from the federal statutory rate of 35% primarily due to the impact of low-income housing tax credits and tax-exempt interest and dividend income.

Impact of Operating Income Adjustments on FBL Net Income

	Three months ended March 31,
	2016	2015
	(Dollars in thousands)
Net realized losses on investments	$(607)	$(366)
Change in net unrealized gains/losses on derivatives	(101)	(145)
Change in amortization of:
Deferred acquisition costs	132	168
Value of insurance in force acquired	3	(1)
Income tax offset	201	120
Net impact of operating income adjustments	$(372)	$(224)

Summary of adjustments noted above after offsets and income taxes:
Net realized gains/losses on investments	$(397)	$(247)
Change in net unrealized gains/losses on derivatives	25	23
Net impact of operating income adjustments	$(372)	$(224)
Net impact per common share - basic	$(0.01)	$(0.01)
Net impact per common share - assuming dilution	$(0.01)	$(0.01)

Income taxes on operating income adjustments on continuing operations are recorded at 35% as there are no permanent differences between book and taxable income relating to these adjustments.

Realized Gains (Losses) on Investments

	Three months ended March 31,
	2016	2015
	(Dollars in thousands)
Realized gains (losses) on investments:
Realized gains on sales	$1,590	$220
Realized losses on sales	—	(586)
Total other-than-temporary impairment charges	(3,719)	—
Net realized investment losses	(2,129)	(366)
Non-credit losses included in other comprehensive income	1,522	—
Total reported in statements of operations	$(607)	$(366)

The level of realized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate, economic environment and timing of the sale of investments. See "Financial Condition - Investments" and Note 2 to our consolidated financial statements for details regarding our unrealized gains and losses on available-for-sale securities at March 31, 2016 and December 31, 2015.

Investment Credit Impairment Losses Recognized in Net Income

	Three months ended March 31,
	2016	2015
	(Dollars in thousands)
Residential mortgage-backed	$2,172	$—
Other	25	—
Total other-than-temporary impairment losses reported in net income	$2,197	$—

Other-than-temporary credit impairment losses for the first quarter of 2016 were incurred within residential mortgage-backed securities due to reduced reliance on insurance credit support resulting in a decline in the present value of expected cash flows. An impairment charge was also recognized on other assets due to uncollectibility.

Financial Condition

Investments

Our investment portfolio increased 2.2% to $7,895.1 million at March 31, 2016 compared to $7,722.8 million at December 31, 2015. The portfolio increased due to positive cash flows from operating activities, as well as an increase of $159.7 million of net unrealized appreciation of fixed maturities during 2016. Additional details regarding securities in an unrealized loss position at March 31, 2016 are included in the discussion that follows and in Note 2 to our consolidated financial statements. Details regarding investment impairments are discussed above in the "Realized Gains (Losses) on Investments" section under "Results of Operations."

We manage the investment portfolio to optimize risk-adjusted yield within the context of prudent asset-liability management. We evaluate multiple cash flow testing scenarios as part of this process. The Company's investment policy calls for investing primarily in high quality fixed maturities and commercial mortgage loans.

Fixed Maturity Acquisitions Selected Information

	Three months ended March 31,
	2016	2015
	(Dollars in thousands)
Cost of acquisitions:
Corporate	$53,099	$77,511
Mortgage- and asset-backed	44,922	79,230
United States Government and agencies	—	1,500
Tax-exempt municipals	—	3,975
Taxable municipals	3,000	28,174
Total	$101,021	$190,390
Effective annual yield	4.80%	4.08%
Credit quality
NAIC 1 designation	62.9%	55.2%
NAIC 2 designation	37.1%	44.3%
Non-investment grade	—%	0.5%
Weighted-average life in years	14.0	14.0
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

A portion of the securities acquired during the three months ended March 31, 2015, were acquired with the proceeds from advances on our funding agreements with the FHLB. There were no securities acquired during the three months ended March 31, 2016 for these agreements. The securities acquired to support these funding agreements often carry a lower average yield than securities acquired to support our other insurance products, due to the shorter maturity and relatively low interest rate paid on those advances. In addition, certain municipal securities acquired are exempt from federal income taxes, and accordingly have a higher actual return than reflected in the yields stated above. There were no tax-exempt securities acquired during the three months ended March 31, 2016. The average yield of the securities acquired, excluding the securities supporting the funding agreements and using a tax-adjusted yield for the municipal securities, was 4.50% during the quarter ended March 31, 2015.

Investment Portfolio Summary

	March 31, 2016		December 31, 2015
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities - available for sale:
Public	$5,239,021	66.5%	$5,102,378	66.1%
144A private placement	1,293,635	16.4	1,278,017	16.5
Private placement	256,001	3.2	257,381	3.4
Total fixed maturities - available for sale	6,788,657	86.1	6,637,776	86.0
Equity securities	130,755	1.7	121,667	1.6
Mortgage loans	769,387	9.6	744,303	9.6
Real estate	1,955	—	1,955	—
Policy loans	186,959	2.3	185,784	2.4
Short-term investments	13,323	0.2	28,251	0.4
Other investments	4,079	0.1	3,017	—
Total investments	$7,895,115	100.0%	$7,722,753	100.0%

As of March 31, 2016, 95.7% (based on carrying value) of the available-for-sale fixed maturities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-

investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of March 31, 2016, no single non-investment grade holding exceeded 0.2% of total investments.

Credit Quality by NAIC Designation and Equivalent Rating

		March 31, 2016		December 31, 2015
NAIC Designation	Equivalent Rating (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$4,411,874	65.0%	$4,351,813	65.6%
2	BBB	2,082,718	30.7	2,053,484	30.9
	Total investment grade	6,494,592	95.7	6,405,297	96.5
3	BB	192,046	2.8	162,246	2.4
4	B	76,079	1.1	37,459	0.6
5	CCC	15,264	0.2	21,601	0.3
6	In or near default	10,676	0.2	11,173	0.2
	Total below investment grade	294,065	4.3	232,479	3.5
	Total fixed maturities - available for sale	$6,788,657	100.0%	$6,637,776	100.0%

(1)
Equivalent ratings are based on those provided by nationally recognized rating agencies with some exceptions for certain residential mortgage, commercial mortgage- and asset-backed securities where they are based on the expected loss of the security rather than the probability of default. This may result in a final designation being higher or lower than the equivalent credit rating.

See Note 2 to our consolidated financial statements for a summary of fixed maturities by contractual maturity date.

Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification

	March 31, 2016
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$339,778	$202,679	$14,689	$137,099	$(18,164)
Capital goods	252,066	230,670	21,276	21,396	(4,361)
Communications	142,540	97,973	10,722	44,567	(2,758)
Consumer cyclical	113,498	99,305	8,750	14,193	(418)
Consumer non-cyclical	430,850	370,653	31,753	60,197	(3,183)
Energy	518,468	251,936	17,368	266,532	(56,265)
Finance	702,454	560,636	42,686	141,818	(4,411)
Transportation	104,489	93,509	7,410	10,980	(2,297)
Utilities	839,703	757,290	95,802	82,413	(4,336)
Other	169,335	135,488	7,771	33,847	(1,761)
Total corporate securities	3,613,181	2,800,139	258,227	813,042	(97,954)
Mortgage- and asset-backed securities	1,628,565	1,230,830	107,918	397,735	(14,310)
United States Government and agencies	44,351	43,601	3,715	750	(1)
State, municipal and other governments	1,502,560	1,484,156	160,169	18,404	(196)
Total	$6,788,657	$5,558,726	$530,029	$1,229,931	$(112,461)

Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification

	December 31, 2015
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$328,324	$158,935	$10,434	$169,389	$(32,490)
Capital goods	240,666	179,367	15,554	61,299	(4,532)
Communications	137,290	89,237	6,930	48,053	(4,264)
Consumer cyclical	123,702	107,309	7,013	16,393	(275)
Consumer non-cyclical	404,439	237,336	16,466	167,103	(8,640)
Energy	483,988	214,232	14,748	269,756	(62,431)
Finance	722,855	533,159	37,895	189,696	(6,894)
Transportation	102,669	70,039	5,331	32,630	(3,690)
Utilities	822,297	622,549	73,894	199,748	(10,537)
Other	152,477	75,490	3,884	76,987	(4,091)
Total corporate securities	3,518,707	2,287,653	192,149	1,231,054	(137,844)
Mortgage- and asset-backed securities	1,602,620	1,147,663	87,718	454,957	(14,954)
United States Government and agencies	44,098	39,291	3,129	4,807	(81)
State, municipal and other governments	1,472,351	1,394,371	129,923	77,980	(2,183)
Total	$6,637,776	$4,868,978	$412,919	$1,768,798	$(155,062)

Gross Unrealized Gains and Gross Unrealized Losses by Energy Classification

	March 31, 2016
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Energy securities:
Midstream	$148,277	$66,699	$3,101	$81,578	$(17,946)
Oil field services	76,102	27,254	1,640	48,848	(16,931)
Independent exploration & production	151,291	48,691	3,826	102,600	(16,816)
Integrated energy	90,402	70,433	5,996	19,969	(2,216)
Refiners	52,396	38,859	2,805	13,537	(2,356)
Total	$518,468	$251,936	$17,368	$266,532	$(56,265)

Gross Unrealized Gains and Gross Unrealized Losses by Energy Classification

	December 31, 2015
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Energy securities:
Midstream	$131,364	$48,886	$2,727	$82,478	$(23,557)
Oil field services	72,565	23,476	1,691	49,089	(15,687)
Independent exploration & production	131,328	52,075	4,107	79,253	(12,346)
Integrated energy	123,621	76,556	5,807	47,065	(8,639)
Refiners	25,110	13,239	416	11,871	(2,202)
Total	$483,988	$214,232	$14,748	$269,756	$(62,431)

At March 31, 2016, 82.7% of our energy holdings were investment grade. Our non-investment grade holdings included oil field services with a carrying value of $36.7 million and an unrealized loss of $15.3 million and independent energy with a carrying value of $25.3 million and an unrealized loss of $8.4 million.

Non-Sovereign European Debt Exposure

	March 31, 2016		December 31, 2015
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
Italy	$19,715	$20,870	$19,713	$20,107
Spain	27,166	30,553	27,178	29,617
Ireland	14,046	15,638	14,046	15,546
Subtotal	60,927	67,061	60,937	65,270
United Kingdom	180,405	182,481	183,897	180,291
Netherlands	58,836	62,103	60,061	61,617
France	29,323	32,210	29,325	31,012
Other countries	89,473	94,770	85,520	86,620
Subtotal	358,037	371,564	358,803	359,540
Total European exposure	$418,964	$438,625	$419,740	$424,810

The table above reflects our exposure to non-sovereign European debt. This represents 6.5% of total fixed maturities as of March 31, 2016 and 6.4% as of December 31, 2015. The exposures are primarily in the industrial, financial and utility sectors. We do not own any securities issued by European governments or companies based in Greece.

Credit Quality of Available-for-Sale Fixed Maturities with Unrealized Losses

		March 31, 2016
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$487,228	39.6%	$(16,216)	14.4%
2	BBB	551,249	44.8	(46,593)	41.4
	Total investment grade	1,038,477	84.4	(62,809)	55.8
3	BB	107,810	8.8	(27,598)	24.6
4	B	67,757	5.5	(18,306)	16.3
5	CCC	8,863	0.7	(2,719)	2.4
6	In or near default	7,024	0.6	(1,029)	0.9
	Total below investment grade	191,454	15.6	(49,652)	44.2
	Total	$1,229,931	100.0%	$(112,461)	100.0%

		December 31, 2015
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$830,141	46.9%	$(31,439)	20.3%
2	BBB	796,367	45.0	(84,057)	54.2
	Total investment grade	1,626,508	91.9	(115,496)	74.5
3	BB	88,719	5.0	(24,938)	16.1
4	B	32,233	1.8	(7,125)	4.6
5	CCC	14,146	0.8	(6,652)	4.3
6	In or near default	7,192	0.5	(851)	0.5
	Total below investment grade	142,290	8.1	(39,566)	25.5
	Total	$1,768,798	100.0%	$(155,062)	100.0%

Available-For-Sale Fixed Maturities with Unrealized Losses by Length of Time

	March 31, 2016
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$219,654	$—	$(2,745)
Greater than three months to six months	2,999	294,789	(881)	(11,574)
Greater than six months to nine months	18,200	82,748	(6,488)	(6,847)
Greater than nine months to twelve months	14,375	371,636	(4,737)	(21,618)
Greater than twelve months	82,877	255,114	(29,695)	(27,876)
Total	$118,451	$1,223,941	$(41,801)	$(70,660)

Available-For-Sale Fixed Maturities with Unrealized Losses by Length of Time

	December 31, 2015
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$2,999	$780,222	$(1,229)	$(17,467)
Greater than three months to six months	25,007	151,010	(9,174)	(9,377)
Greater than six months to nine months	29,344	572,298	(9,047)	(39,654)
Greater than nine months to twelve months	36,907	60,110	(12,116)	(6,257)
Greater than twelve months	87,870	178,093	(32,804)	(17,937)
Total	$182,127	$1,741,733	$(64,370)	$(90,692)

Available-For-Sale Fixed Maturities with Unrealized Losses by Maturity Date

	March 31, 2016		December 31, 2015
	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Due in one year or less	$1,736	$(53)	$4,289	$(75)
Due after one year through five years	78,609	(7,499)	77,367	(9,356)
Due after five years through ten years	161,495	(12,756)	235,609	(20,499)
Due after ten years	590,356	(77,843)	996,576	(110,178)
	832,196	(98,151)	1,313,841	(140,108)
Mortgage- and asset-backed	397,735	(14,310)	454,957	(14,954)
Total	$1,229,931	$(112,461)	$1,768,798	$(155,062)

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

At each balance sheet date, we review and update our expectation of future prepayment speeds and the book value of the mortgage and other asset-backed securities purchased at a premium or discount is reset, if needed. See Note 1 to our consolidated financial statements included in Item 8 of our 2015 Form 10-K for more detail on accounting for the amortization of premium and accrual of discount on mortgage-backed and asset-backed securities.

Our direct exposure to the Alt-A home equity and subprime first-lien sectors is limited to investments in structured securities collateralized by senior tranches of residential mortgage loans. We also have a partnership interest in two funds at March 31, 2016 and at December 31, 2015, that own securities backed by Alt-A home equity, subprime first-lien and adjustable rate mortgage collateral. The funds are reported as securities and indebtedness of related parties in our consolidated balance sheets with a fair value of $7.3 million at March 31, 2016 and $7.6 million at December 31, 2015.

Mortgage- and Asset-Backed Securities by Collateral Type

	March 31, 2016			December 31, 2015
	Amortized Cost	Carrying Value	Percent of Fixed Maturities	Amortized Cost	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Government agency	$208,621	$229,686	3.4%	$212,065	$225,886	3.4%
Prime	118,133	126,531	1.9	122,900	132,221	2.0
Alt-A	125,642	136,015	2.0	136,830	147,196	2.2
Subprime	85,781	79,828	1.2	77,255	73,064	1.1
Commercial mortgage	523,358	580,135	8.5	514,195	553,992	8.3
Non-mortgage	473,422	476,370	7.0	466,611	470,261	7.1
Total	$1,534,957	$1,628,565	24.0%	$1,529,856	$1,602,620	24.1%

The mortgage- and asset-backed securities can be summarized into three broad categories: residential, commercial and other asset-backed securities.

The residential mortgage-backed portfolio includes government agency pass-through and collateralized mortgage obligation (CMO) securities. With a government agency pass-through security, we receive a pro rata share of principal payments as payments are made on the underlying mortgage loans. CMOs consist of pools of mortgages divided into sections or "tranches" that provide sequential retirement of the bonds. We primarily invest in sequential tranches that provide cash flow stability since principal payments do not occur until the previous tranches are paid off. In addition, to provide call protection and more stable average lives, we invest in CMOs such as planned amortization class and targeted amortization class securities. CMOs of these types provide more predictable cash flows within a range of prepayment speeds by shifting the prepayment risks to support tranches. We generally do not purchase certain types of CMOs that we believe would subject the investment portfolio to excessive risk.

Residential Mortgage-Backed Securities by NAIC Designation and Origination Year

	March 31, 2016
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$125,979	$131,113	$88,511	$103,488	$192,456	$209,241	$406,946	$443,842
3	—	—	11,855	10,339	—	—	11,855	10,339
5	13	12	—	—	—	—	13	12
Total	$125,992	$131,125	$100,366	$113,827	$192,456	$209,241	$418,814	$454,193

	December 31, 2015
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$133,963	$139,773	$88,142	$104,361	$200,453	$210,675	$422,558	$454,809
3	—	—	1,927	1,954	—	—	1,927	1,954
5	13	13	12,471	8,730	—	—	12,484	8,743
Total	$133,976	$139,786	$102,540	$115,045	$200,453	$210,675	$436,969	$465,506

The commercial mortgage-backed securities are primarily sequential securities. Commercial mortgage-backed securities typically have cash flows that are less subject to refinance risk than residential mortgage-backed securities principally due to prepayment restrictions on many of the underlying commercial mortgage loans.

Commercial Mortgage-Backed Securities by NAIC Designation and Origination Year

	March 31, 2016
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$10,062	$10,562	$126,095	$141,069	$345,249	$384,518	$481,406	$536,149
2	—	—	31,407	32,975	—	—	31,407	32,975
3	—	—	8,000	8,661	—	—	8,000	8,661
4	—	—	2,545	2,350	—	—	2,545	2,350
Total (1)	$10,062	$10,562	$168,047	$185,055	$345,249	$384,518	$523,358	$580,135

	December 31, 2015
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$10,413	$10,723	$139,188	$154,864	$325,046	$347,631	$474,647	$513,218
2	—	—	22,770	23,573	6,222	6,749	28,992	30,322
3	—	—	8,000	8,197	—	—	8,000	8,197
4	—	—	2,556	2,255	—	—	2,556	2,255
Total (1)	$10,413	$10,723	$172,514	$188,889	$331,268	$354,380	$514,195	$553,992

(1) The CMBS portfolio included government agency-backed securities with a carrying value of $408.9 million at March 31, 2016 and $382.8 million at December 31, 2015.

Also included in the commercial mortgage-backed securities are military housing bonds totaling $124.6 million at March 31, 2016 and $122.5 million at December 31, 2015. These bonds are used to fund the construction of multi-family homes on United States military bases. The bonds are backed by a first mortgage lien on residential military housing projects.

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

Other Mortgage-Backed Securities by NAIC Designation and Origination Year

	March 31, 2016
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	11,689	11,265	140,526	141,310	345,848	346,321	$498,063	$498,896
2	2,209	2,311	12,869	12,352	53,659	53,551	68,737	68,214
3	—	—	—	—	8,757	8,628	8,757	8,628
4	215	213	—	—	1,250	1,239	1,465	1,452
5	—	—	—	—	6,400	6,400	6,400	6,400
6	1,368	3,629	7,995	7,018	—	—	9,363	10,647
Total	$15,481	$17,418	$161,390	$160,680	$415,914	$416,139	$592,785	$594,237

Other Mortgage-Backed Securities by NAIC Designation and Origination Year

	December 31, 2015
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$12,303	$11,962	$138,431	$141,869	$341,855	$341,899	$492,589	$495,730
2	2,261	2,366	12,888	12,421	44,914	44,841	60,063	59,628
3	—	—	—	—	8,816	8,792	8,816	8,792
4	221	218	—	—	1,250	1,210	1,471	1,428
5	—	—	—	—	6,400	6,400	6,400	6,400
6	1,367	3,958	7,986	7,186	—	—	9,353	11,144
Total	$16,152	$18,504	$159,305	$161,476	$403,235	$403,142	$578,692	$583,122

State, Municipal and Other Government Securities

State, municipal and other government securities totaled $1,502.6 million, or 22.1% of total fixed maturities, at March 31, 2016, and $1,472.4 million, or 22.2% of total fixed maturities at December 31, 2015 and include investments in general obligation, revenue and municipal housing bonds. Our investment strategy is to utilize municipal bonds in addition to corporate bonds, as we believe they provide additional diversification and have historically low default rates compared with similarly rated corporate bonds. We evaluate the credit strength of the underlying issues on both a quantitative and qualitative basis, excluding insurance, prior to acquisition. The majority of the municipal bonds we hold are investment grade credits without consideration of insurance. Our municipal bonds are well diversified by type and geography with the top exposure being water and sewer revenue bonds. We do not hold any Puerto Rico-related bonds, which has been in the news given its financial issues. Exposure to the state of Illinois and municipalities within the state accounted for 1.6% of our total fixed maturities at March 31, 2016. As of March 31, 2016, our Illinois-related portfolio holdings were rated investment grade, and were trading at 111.2% of amortized cost. Our municipal bond exposure had an average rating of Aa2/AA and our holdings were trading at 111.9% of amortized cost at March 31, 2016.

Equity Securities

Equity securities totaled $130.8 million at March 31, 2016 and $121.7 million at December 31, 2015. Gross unrealized gains totaled $7.3 million and gross unrealized losses totaled $1.7 million at March 31, 2016. At December 31, 2015, gross unrealized gains totaled $6.5 million and gross unrealized losses totaled $1.2 million on these securities. The unrealized losses were primarily attributable to non-redeemable perpetual preferred securities from issuers in the financial sector. See Note 2 to our consolidated financial statements for further discussion regarding our analysis of unrealized losses related to these securities.

Mortgage Loans

Mortgage loans totaled $769.4 million at March 31, 2016 and $744.3 million at December 31, 2015. Our mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. The total number of commercial mortgage loans outstanding was 172 at March 31, 2016 and 167 at December 31, 2015. In the first three months of 2016, new loans ranged from $2.8 million to $8.8 million in size, with an average loan size of $4.9 million, an average loan term of 18 years and an average yield of 4.02%. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. The majority of our mortgage loans amortize principal, with 7.5% that are interest only loans at March 31, 2016. At March 31, 2016, the average loan-to-value of the current outstanding principal balance using the most recent appraised value was 55.4% and the weighted average debt service coverage ratio was 1.6 based on the results of our 2014 annual study. See Note 2 to our consolidated financial statements for further discussion regarding our mortgage loans.

Asset-Liability Management

Our asset-liability management program includes (i) designing and developing products that encourage persistency and help ensure targeted spreads are earned and, as a result, create a stable liability structure, and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of our insurance liabilities. The weighted average life of the fixed maturity and mortgage loan portfolio based on fair values was approximately 10.9 years at March 31, 2016 and December 31, 2015. The effective duration of the fixed maturity and mortgage loan portfolios backing our annuity products was 6.2 years at March 31, 2016 and 6.1 years at December 31, 2015. The effective duration of our annuity liabilities was approximately 6.6 years at March 31, 2016 and 6.4 years at December 31, 2015. While it can be difficult to maintain asset and liability durations that are closely matched in a dynamic environment, we have identified various strategies that can be implemented if duration mismatches exceed acceptable tolerances.

Other Assets

Deferred acquisition costs decreased 14.6% to $286.8 million at March 31, 2016, primarily due to a $49.9 million increase in the impact of the change in net unrealized appreciation on fixed maturity securities during the period. Assets held in separate accounts decreased 2.8% to $607.7 million primarily due to policy surrenders and product charges.

Liabilities

Future policy benefits increased 1.0% to $6,467.6 million at March 31, 2016, primarily due to an increase in the volume of annuity and life business in force. Deferred income taxes increased 29.3% to $174.7 million primarily due to the tax impact of the change in unrealized appreciation/depreciation on investments. Liabilities related to separate accounts decreased 2.8% to $607.7 million primarily due to policy surrenders and product charges.

Stockholders' Equity

As discussed in Note 6 to our consolidated financial statements, stockholders' equity was impacted by capital deployment actions during the first quarter of 2016. We paid a special cash dividend of $2.00 per share on Class A and Class B common stock and increased our regular quarterly dividend by 5% to $0.42 per share during March 2016.

Our stockholders' equity increased 3.4% to $1,173.1 million at March 31, 2016, compared to $1,134.4 million at December 31, 2015, primarily due to the change in unrealized appreciation of fixed maturity securities during the period and net income, partially offset by dividends paid.

At March 31, 2016, FBL's common stockholders' equity was $1,170.1 million, or $47.08 per share, compared to $1,131.4 million, or $45.61 per share, at December 31, 2015. Included in stockholders' equity per common share is $7.48 at March 31, 2016 and $4.62 at December 31, 2015 attributable to accumulated other comprehensive income.

Liquidity and Capital Resources

Cash Flows

During the first three months of 2016, our operating activities generated cash flows totaling $47.4 million, consisting of net income of $25.9 million adjusted for non-cash operating revenues and expenses netting to $21.5 million. We used cash of $12.0 million in our investing activities during the 2016 period. The primary uses were $153.0 million of investment acquisitions, mostly in fixed maturity securities, partially offset by $127.5 million in sales, maturities and repayments of investments. Our financing activities used cash of $41.5 million during the 2016 period. The primary financing uses were $94.7 million for return of policyholder account balances on interest sensitive products and $60.1 million for dividends paid to stockholders, which was partially offset by $127.2 million in receipts from interest sensitive products credited to policyholder account balances.

Sources and Uses of Capital Resources

Parent company cash inflows from operations consist primarily of fees that it charges various subsidiaries and affiliates for management of their operations, expense reimbursements and tax settlements from subsidiaries and affiliates, proceeds from the exercise of employee stock options, investment income and dividends from subsidiaries, if declared and paid. Revenue sources for the parent company during the quarter ended March 31, 2016 included management fees from subsidiaries and affiliates totaling $2.2 million and dividends of $42.5 million. Cash outflows are principally for salaries, taxes and other expenses related to providing management services, dividends on outstanding stock, stock repurchases and interest on our parent company debt.

As discussed in Note 6 to our consolidated financial statements, we have periodically taken advantage of opportunities to repurchase our outstanding Class A common stock through Class A common stock repurchase programs approved by our Board of Directors. Under the expired $50 million Class A common stock 2014 repurchase program, we repurchased 720 shares for less than $0.1 million during the three months ended March 31, 2016. At March 31, 2016, $50.0 million remains available for repurchase under the 2016 Class A common stock repurchase program. Completion of this program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

Interest payments on our debt totaled $1.2 million for the three months ended March 31, 2016 and March 31, 2015. Interest payments on our debt outstanding at March 31, 2016 are estimated to be $3.6 million for the remainder of 2016.

Farm Bureau Life's cash inflows primarily consist of premiums; deposits to policyholder account balances; income from investments; sales, maturities and calls of investments; and repayments of investment principal. Farm Bureau Life's cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, current operating expenses and dividends. Life insurance companies generally produce a positive cash flow, which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. Continuing operations and financing activities from Farm Bureau Life relating to interest sensitive products provided funds totaling $85.1 million for the three months ended March 31, 2016 and $120.0 million for the prior year quarter.

Farm Bureau Life's ability to pay dividends to the parent company is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. At December 31, 2015, Farm Bureau Life’s statutory unassigned surplus was $469.6 million. There are certain additional limits on the amount of dividends that may be paid within a year without approval of the Insurance Division, Department of Commerce of the State of Iowa (the Iowa Insurance Division) as discussed in Note 7 to our consolidated financial statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K. During the remainder of 2016, the maximum amount legally available for distribution to the parent company without further regulatory approval is $57.5 million.

We paid regular cash dividends on our common and preferred stock during the quarter ended March 31 totaling $10.5 million in 2016 and $9.9 million in 2015. In addition, we paid a special $2.00 per common share cash dividend in March 2016 totaling $49.7 million and in March 2015 totaling $49.5 million. It is anticipated that quarterly cash dividend requirements for 2016 will be $0.0075 per Series B preferred share and $0.42 per common share. The level of common stock dividends are analyzed quarterly and are dependent upon our capital and liquidity positions. In addition, alternative uses of excess capital may impact future dividend levels. Assuming these quarterly dividend rates, the common and preferred dividends would total approximately $31.4 million for the remainder of 2016. The parent company expects to have sufficient resources and cash flows to meet its interest and dividend payments throughout 2016. The parent company had available cash and investments totaling $52.8 million at March 31, 2016. FBL Financial Group, Inc. expects to rely on available cash resources, dividends from Farm Bureau Life and management fee income to make dividend payments to its stockholders and interest payments on its debt. We had no material commitments for capital expenditures as of March 31, 2016.

We manage the amount of capital held by our insurance subsidiaries to ensure we meet regulatory requirements. State laws specify regulatory actions if an insurer's risk-based capital (RBC) ratio, a measure of solvency, falls below certain levels. The NAIC has a standard formula for annually assessing RBC based on the various risk factors related to an insurance company's capital and surplus, including insurance, business, asset and interest rate risks. The insurance regulators monitor the level of RBC against a statutory "authorized control level" RBC at which point regulators have the option to assume control of the insurance company. The company action level RBC is 200% of the authorized control level and is the first point at which any action would be triggered. Our adjusted capital and RBC is reported to our insurance regulators annually based on formulas that may be revised throughout the year. We estimate our adjusted capital and RBC quarterly; however, these estimates may differ from annual results should the regulatory formulas change. As of March 31, 2016, our statutory total adjusted capital is estimated at $649.4 million, resulting in a RBC ratio of 539%, based on company action level capital of $120.5 million.

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

Contractual Obligations

In the normal course of business, we enter into insurance contracts, financing transactions, lease agreements or other commitments that are necessary or beneficial to our operations. These commitments may obligate us to certain cash flows during future periods. There have been no material changes to our total contractual obligations since December 31, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks of Financial Instruments

There have been no material changes in the market risks from the information provided in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Form 10-K for the fiscal year ended December 31, 2015.

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

Our internal control over financial reporting changes from time-to-time as we modify and enhance our systems and processes to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. While changes have taken place in our internal controls during the quarter ended March 31, 2016, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

On April 8, 2016, the U.S. Department of Labor (DOL) issued regulations (the Final Rule) addressing when companies and individuals providing investment advice with respect to certain employee benefit plans or individual retirement accounts (IRAs) are considered a fiduciary under the Employee Retirement Income Security Act (ERISA) and the Internal Revenue Code. The Final Rule offers a very broad definition of fiduciary investment advice which includes services currently offered to some of our customers with such plans or IRAs. The DOL has also issued a new set of prohibited transaction exemptions (PTEs) and amendments to existing PTEs to permit certain common fee and compensation practices to continue. Under the Final Rule the agents who sell fixed indexed annuities and the registered representatives who sell variable annuities or investment products for use in certain employee benefit plans or IRAs would be considered fiduciaries, and could subject themselves and one or more of our companies to additional disclosures, reporting, record keeping and other regulatory requirements. It is not uncommon for our customers to utilize products we offer in such plans. We believe the Final Rule will require adjustments and refinements to our current practices and procedures in order to comply with the Final Rule. The effective date of the Final Rule is June 7, 2016, but the provisions of the Final Rule will not apply until April 10, 2017. Limited additional transition relief is available until January 1, 2018, under exemptions released with the Final Rule. We continue to analyze the potential effect of the Final Rule on our businesses.

The performance of our company is subject to a variety of risks that you should review. Occurrence of these risks could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. Please refer to Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

The following table sets forth issuer purchases of equity securities for the quarter ended March 31, 2016.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 through January 31, 2016	—	$—	—	$38,960,397
February 1, 2016 through February 29, 2016	720	55.78	720	$38,920,232
March 1, 2016 through March 31, 2016	—	—	—	$50,000,000
Total	720	$55.78

Activity in this table represents Class A common shares repurchased by the Company in connection with the repurchase plan announced February 20, 2014, which expired on March 31, 2016. The plan authorized us to make repurchases of Class A common stock in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions.

On March 3, 2016, the Company announced an additional repurchase plan commencing March 31, 2016, which authorizes us to make up to $50.0 million in repurchases of Class A common stock in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. Completion of the program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares, if any, that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

ITEM 6. EXHIBITS

(a) Exhibits:

10.1*+	Form of 2016 Restricted Stock Unit Agreement between the Company and its executive officers
10.2*+	Form of 2016 Restricted Stock Unit Agreement between the Company and participants (other than executive officers)
10.3*+	Form of 2016 Restricted Surplus Unit Agreement between the Company and its executive officers
10.4*+	Form of 2016 Restricted Surplus Unit Agreement between the Company and participants (other than executive officers)
10.5*+	Management Performance Plan, effective January 1, 2016
31.1+	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101+#
Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language) from FBL Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 as follows: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Financial Statements

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

Date: May 9, 2016

FBL FINANCIAL GROUP, INC.

By	/s/ James P. Brannen
James P. Brannen
Chief Executive Officer (Principal Executive Officer)

By	/s/ Donald J. Seibel
Donald J. Seibel
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)