Form 10-Q
period 2016-06-30
FBL FINANCIAL GROUP INC
filed 2016-08-04
CIK 1012771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Title of each class	Outstanding at August 1, 2016
Class A Common Stock, without par value	24,851,296
Class B Common Stock, without par value	11,413

(This page has been intentionally left blank.)

FBL FINANCIAL GROUP, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

ITEM 1. FINANCIAL STATEMENTS

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	June 30, 2016	December 31, 2015
Assets
Investments:
Fixed maturities - available for sale, at fair value (amortized cost: 2016 - $6,443,993; 2015 - $6,379,919)	$7,066,458	$6,637,776
Equity securities - available for sale, at fair value (cost: 2016 - $132,006; 2015 - $116,336)	139,473	121,667
Mortgage loans	763,427	744,303
Real estate	1,955	1,955
Policy loans	187,439	185,784
Short-term investments	22,557	28,251
Other investments	6,323	3,017
Total investments	8,187,632	7,722,753

Cash and cash equivalents	125,545	29,490
Securities and indebtedness of related parties	132,367	134,570
Accrued investment income	77,048	78,274
Amounts receivable from affiliates	5,452	2,834
Reinsurance recoverable	105,778	103,898
Deferred acquisition costs	219,626	335,783
Value of insurance in force acquired	19,724	20,913
Current income taxes recoverable	—	2,421
Other assets	83,579	75,811
Assets held in separate accounts	603,706	625,257

Total assets	$9,560,457	$9,132,004

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

	June 30, 2016	December 31, 2015
Liabilities and stockholders' equity
Liabilities:
Future policy benefits:
Interest sensitive products	$4,950,857	$4,764,159
Traditional life insurance and accident and health products	1,669,990	1,637,322
Other policy claims and benefits	34,163	44,157
Supplementary contracts without life contingencies	335,898	339,929
Advance premiums and other deposits	254,931	254,276
Amounts payable to affiliates	678	575
Short-term debt payable to non-affiliates	—	15,000
Long-term debt payable to non-affiliates	97,000	97,000
Current income taxes	6,152	—
Deferred income taxes	224,074	135,063
Other liabilities	105,500	84,792
Liabilities related to separate accounts	603,706	625,257
Total liabilities	8,282,949	7,997,530

Stockholders' equity:
FBL Financial Group, Inc. stockholders' equity:
Preferred stock, without par value, at liquidation value - authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 24,849,262 shares in 2016 and 24,796,763 shares in 2015	151,499	149,248
Class B common stock, without par value - authorized 1,500,000 shares, issued and outstanding 11,413 shares in 2016 and 2015	72	72
Accumulated other comprehensive income	276,122	114,532
Retained earnings	846,752	867,574
Total FBL Financial Group, Inc. stockholders' equity	1,277,445	1,134,426
Noncontrolling interest	63	48
Total stockholders' equity	1,277,508	1,134,474
Total liabilities and stockholders' equity	$9,560,457	$9,132,004

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues:
Interest sensitive product charges	$29,027	$28,273	$57,138	$56,394
Traditional life insurance premiums	49,605	48,891	99,743	96,039
Net investment income	100,722	97,489	199,107	196,262
Net realized capital gains (losses) on sales of investments	(2,269)	7,968	(679)	7,602

Total other-than-temporary impairment losses	(25)	(160)	(3,744)	(160)
Non-credit portion in other comprehensive income	—	—	1,522	—
Net impairment losses recognized in earnings	(25)	(160)	(2,222)	(160)
Other income	4,225	4,284	7,864	8,554
Total revenues	181,285	186,745	360,951	364,691

Benefits and expenses:
Interest sensitive product benefits	58,559	53,373	112,978	109,181
Traditional life insurance benefits	43,369	44,654	87,938	90,363
Policyholder dividends	2,515	2,956	5,555	5,917
Underwriting, acquisition and insurance expenses	38,938	35,818	76,652	71,359
Interest expense	1,213	1,212	2,425	2,424
Other expenses	4,435	4,618	8,793	9,148
Total benefits and expenses	149,029	142,631	294,341	288,392
	32,256	44,114	66,610	76,299
Income taxes	(10,477)	(14,153)	(21,546)	(24,537)
Equity income, net of related income taxes	2,613	2,402	5,265	4,171
Net income	24,392	32,363	50,329	55,933
Net loss (income) attributable to noncontrolling interest	(12)	9	(3)	30
Net income attributable to FBL Financial Group, Inc.	$24,380	$32,372	$50,326	$55,963

Earnings per common share	$0.97	$1.30	$2.01	$2.24
Earnings per common share - assuming dilution	$0.97	$1.29	$2.01	$2.23

Cash dividend per common share	$0.42	$0.40	$0.84	$0.80
Special cash dividend per common share	$—	$—	$2.00	$2.00

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income	$24,392	$32,363	$50,329	$55,933
Other comprehensive income (loss) (1)
Change in net unrealized investment gains/losses	90,055	(115,873)	162,258	(86,686)
Non-credit impairment losses	—	—	(952)	—
Change in underfunded status of postretirement benefit plans	149	246	284	477
Total other comprehensive income (loss), net of tax	90,204	(115,627)	161,590	(86,209)
Total comprehensive income net of tax	114,596	(83,264)	211,919	(30,276)
Comprehensive loss (income) attributable to noncontrolling interest	(12)	9	(3)	30
Total comprehensive income (loss) applicable to FBL Financial Group, Inc.	$114,584	$(83,255)	$211,916	$(30,246)

(1)
Other comprehensive income (loss) is recorded net of deferred income taxes and other adjustments for assumed changes in deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands)

	FBL Financial Group, Inc. Stockholders' Equity
	Series B Preferred Stock	Class A and Class B Common Stock	Accumulated Other Comprehensive Income	Retained Earnings	Non- controlling Interest	Total Stockholders' Equity
Balance at January 1, 2015	$3,000	$144,697	$258,410	$846,737	$38	$1,252,882
Net income - six months ended June 30, 2015	—	—	—	55,963	(30)	55,933
Other comprehensive loss	—	—	(86,209)	—	—	(86,209)
Issuance of common stock under compensation plans	—	3,302	—	—	—	3,302
Dividends on preferred stock	—	—	—	(75)	—	(75)
Dividends on common stock	—	—	—	(69,364)	—	(69,364)
Receipts related to noncontrolling interest	—	—	—	—	33	33
Balance at June 30, 2015	$3,000	$147,999	$172,201	$833,261	$41	$1,156,502

Balance at January 1, 2016	$3,000	$149,320	$114,532	$867,574	$48	$1,134,474
Net income - six months ended June 30, 2016	—	—	—	50,326	3	50,329
Other comprehensive income	—	—	161,590	—	—	161,590
Issuance of common stock under compensation plans	—	2,314	—	—	—	2,314
Purchase of common stock	—	(63)	—	(523)	—	(586)
Dividends on preferred stock	—	—	—	(75)	—	(75)
Dividends on common stock	—	—	—	(70,550)	—	(70,550)
Receipts related to noncontrolling interest	—	—	—	—	12	12
Balance at June 30, 2016	$3,000	$151,571	$276,122	$846,752	$63	$1,277,508

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Six months ended June 30,
	2016	2015
Operating activities
Net income	$50,329	$55,933
Adjustments to reconcile net income to net cash provided by operating activities:
Interest credited to account balances	75,226	76,043
Charges for mortality, surrenders and administration	(55,579)	(53,992)
Net realized (gains) losses on investments	2,901	(7,442)
Change in fair value of derivatives	2,800	(131)
Increase in liabilities for life insurance and other future policy benefits	44,169	26,462
Deferral of acquisition costs	(20,977)	(20,693)
Amortization of deferred acquisition costs and value of insurance in force	22,379	18,683
Change in reinsurance recoverable	(1,880)	(10,904)
Provision for deferred income taxes	1,993	462
Other	(4,270)	4,620
Net cash provided by operating activities	117,091	89,041

Investing activities
Sales, maturities or repayments:
Fixed maturities - available for sale	289,644	322,036
Equity securities - available for sale	3,571	12,320
Mortgage loans	34,641	24,254
Derivative instruments	75	1,953
Policy loans	18,532	17,833
Securities and indebtedness of related parties	7,293	12,662
Acquisitions:
Fixed maturities - available for sale	(328,264)	(434,563)
Equity securities - available for sale	(11,162)	(22,582)
Mortgage loans	(61,125)	(83,935)
Derivative instruments	(3,311)	(1,727)
Policy loans	(20,187)	(18,987)
Securities and indebtedness of related parties	(8,131)	(14,429)
Short-term investments, net change	5,694	19,309
Purchases and disposals of property and equipment, net	(5,831)	(5,624)
Net cash used in investing activities	(78,561)	(171,480)

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Six months ended June 30,
	2016	2015
Financing activities
Contract holder account deposits	$319,337	$363,387
Contract holder account withdrawals	(177,676)	(239,091)
Repayments of debt	(15,000)	—
Receipts related to noncontrolling interests, net	12	33
Excess tax deductions on stock-based compensation	472	806
Issuance or repurchase of common stock, net	1,005	2,094
Dividends paid	(70,625)	(69,439)
Net cash provided by financing activities	57,525	57,790
Increase (decrease) in cash and cash equivalents	96,055	(24,649)
Cash and cash equivalents at beginning of period	29,490	76,632
Cash and cash equivalents at end of period	$125,545	$51,983

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$2,429	$2,425
Income taxes	2,001	8,501

See accompanying notes.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2016

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

Operating results for the quarter ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. We encourage you to refer to our consolidated financial statements and notes for the year ended December 31, 2015 included in our Annual Report on Form 10-K for a complete description of our material accounting policies. Also included in the Form 10-K is a description of areas of judgments and estimates and other information necessary to understand our financial position and results of operations.

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

In March 2016, the FASB issued guidance that will impact the accounting for share-based compensation. The guidance will impact several areas including the accounting for excess tax benefits and deficiencies, classification of excess tax benefits within the consolidated statement of cash flows, and the accounting for forfeitures. The guidance becomes effective for fiscal years beginning after December 15, 2016. Certain requirements must be adopted prospectively, while others are required to be adopted on a modified prospective basis, or retroactively. We are currently evaluating the impact of this new guidance on our consolidated financial statements.

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

In February 2016, the FASB issued a new lease accounting standard, which, for most lessees, will result in a gross-up of the balance sheet. Under the new standard, lessees will recognize the leased assets on the balance sheet and will recognize a corresponding liability for the present value of lease payments over the lease term. The new standard requires the application of judgment and estimates. Also, there are accounting policy elections that may be taken both at transition and for the accounting post-transition, including whether to adopt a short-term lease recognition exemption. The guidance becomes effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The new standard will be applied as of the beginning of the earliest comparative period presented in the financial statements (date of initial application). We are currently evaluating the impact of this guidance on our consolidated financial statements.

In June 2016, the FASB issued guidance amending the accounting for the credit impairment of financial instruments. Under the new guidance, impairment losses are required to be estimated using an expected loss model under which a valuation allowance is established and adjusted over time. The valuation allowance will be based on the probability of loss over the life of the instrument, considering historical, current and forecasted information. The new guidance differs significantly from the incurred loss model used today, and will result in the earlier recognition of impairment losses. The new guidance will also increase the volatility of earnings to the extent actual results differ from the assumptions used in the establishment of the valuation allowance. The financial instruments for which we will be required to use the new model include but are not limited to, mortgage loans, lease receivables, and reinsurance recoverables. Our available-for-sale fixed maturities will continue to apply the incurred loss model, however, rather than impairment losses resulting in a permanent reduction of carrying value as they do today, such losses will be in the form of a valuation allowance which can be increased in the case of future credit losses or decreased should conditions improve. The guidance becomes effective for fiscal years beginning after December 15, 2019, with early adoption permitted on January 1, 2019. We are currently evaluating the impact of this new guidance on our consolidated financial statements.

2. Investment Operations

Fixed Maturity and Equity Securities

Available-For-Sale Fixed Maturity and Equity Securities by Investment Category

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit losses on other-than-temporary impairments (1)
	(Dollars in thousands)
Fixed maturities:
Corporate (2)	$3,415,019	$350,826	$(46,345)	$3,719,500	$98
Residential mortgage-backed	399,625	40,284	(3,337)	436,572	(1,404)
Commercial mortgage-backed	551,349	73,452	(539)	624,262	—
Other asset-backed	676,366	12,647	(6,974)	682,039	3,866
United States Government and agencies	39,042	4,576	—	43,618	—
State, municipal and other governments	1,362,592	197,876	(1)	1,560,467	—
Total fixed maturities	$6,443,993	$679,661	$(57,196)	$7,066,458	$2,560

Equity securities:
Non-redeemable preferred stocks	$100,041	$8,515	$(1,523)	$107,033
Common stocks	31,965	475	—	32,440
Total equity securities	$132,006	$8,990	$(1,523)	$139,473

Available-For-Sale Fixed Maturity and Equity Securities by Investment Category

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit losses on other-than-temporary impairments (1)
	(Dollars in thousands)
Fixed maturities:
Corporate (2)	$3,464,402	$192,149	$(137,844)	$3,518,707	$351
Residential mortgage-backed	436,969	33,880	(5,343)	465,506	(3,584)
Commercial mortgage-backed	514,195	42,284	(2,487)	553,992	—
Other asset-backed	578,692	11,554	(7,124)	583,122	3,058
United States Government and agencies	41,050	3,129	(81)	44,098	—
State, municipal and other governments	1,344,611	129,923	(2,183)	1,472,351	—
Total fixed maturities	$6,379,919	$412,919	$(155,062)	$6,637,776	$(175)

Equity securities:
Non-redeemable preferred stocks	$87,029	$6,095	$(1,173)	$91,951
Common stocks	29,307	450	(41)	29,716
Total equity securities	$116,336	$6,545	$(1,214)	$121,667

(1)
Non-credit losses, subsequent to the initial impairment measurement date, on other-than-temporary impairment (OTTI) losses are included in the gross unrealized gains and gross unrealized losses columns above. The non-credit loss component of OTTI losses for corporate and other asset-backed securities were in an unrealized gain position at June 30, 2016 and December 31, 2015 due to increases in estimated fair value subsequent to initial recognition of non-credit losses on such securities.

(2)
Corporate securities include hybrid preferred securities with a carrying value of $27.2 million at June 30, 2016 and $43.5 million at December 31, 2015. Corporate securities also include redeemable preferred stock with a carrying value of $26.1 million at June 30, 2016 and $24.8 million at December 31, 2015.

Available-For-Sale Fixed Maturities by Maturity Date

	June 30, 2016
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$74,983	$76,678
Due after one year through five years	743,828	808,721
Due after five years through ten years	751,522	801,916
Due after ten years	3,246,320	3,636,270
	4,816,653	5,323,585
Mortgage-backed and other asset-backed	1,627,340	1,742,873
Total fixed maturities	$6,443,993	$7,066,458

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Fixed maturities not due at a single maturity date have been included in the above table in the year of final contractual maturity.

Net Unrealized Gains (Losses) on Investments in Accumulated Other Comprehensive Income

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Net unrealized appreciation on:
Fixed maturities - available for sale	$622,465	$257,857
Equity securities - available for sale	7,467	5,331
	629,932	263,188
Adjustments for assumed changes in amortization pattern of:
Deferred acquisition costs	(191,075)	(73,735)
Value of insurance in force acquired	(2,978)	(3,087)
Unearned revenue reserve	10,530	3,352
Adjustments for assumed changes in policyholder liabilities	(12,597)	(4,090)
Provision for deferred income taxes	(151,833)	(64,955)
Net unrealized investment gains	$281,979	$120,673

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

Fixed Maturity and Equity Securities with Unrealized Losses by Length of Time

	June 30, 2016
	Less than one year		One year or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$173,503	$(11,032)	$287,820	$(35,313)	$461,323	$(46,345)	81.0%
Residential mortgage-backed	28,821	(963)	25,346	(2,374)	54,167	(3,337)	5.8
Commercial mortgage-backed	6,755	(7)	20,217	(532)	26,972	(539)	0.9
Other asset-backed	134,122	(1,659)	96,872	(5,315)	230,994	(6,974)	12.3
State, municipal and other governments	4,074	(1)	—	—	4,074	(1)	—
Total fixed maturities	$347,275	$(13,662)	$430,255	$(43,534)	$777,530	$(57,196)	100.0%

Equity securities:
Non-redeemable preferred stocks	$2,978	$(23)	$13,463	$(1,500)	$16,441	$(1,523)
Total equity securities	$2,978	$(23)	$13,463	$(1,500)	$16,441	$(1,523)

Fixed Maturity and Equity Securities with Unrealized Losses by Length of Time

	December 31, 2015
	Less than one year		One year or more		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$1,115,324	$(96,062)	$115,730	$(41,782)	$1,231,054	$(137,844)	88.9%
Residential mortgage-backed	21,646	(725)	26,537	(4,618)	48,183	(5,343)	3.4
Commercial mortgage-backed	48,424	(1,947)	7,657	(540)	56,081	(2,487)	1.6
Other asset-backed	285,395	(3,323)	65,298	(3,801)	350,693	(7,124)	4.6
United States Government and agencies	4,807	(81)	—	—	4,807	(81)	0.1
State, municipal and other governments	77,980	(2,183)	—	—	77,980	(2,183)	1.4
Total fixed maturities	$1,553,576	$(104,321)	$215,222	$(50,741)	$1,768,798	$(155,062)	100.0%

Equity securities:
Non-redeemable preferred stocks	$21,280	$(573)	$4,400	$(600)	$25,680	$(1,173)
Common stocks	1,428	(41)	—	—	1,428	(41)
Total equity securities	$22,708	$(614)	$4,400	$(600)	$27,108	$(1,214)

Fixed maturities in the above tables include 244 securities from 201 issuers at June 30, 2016 and 542 securities from 435 issuers at December 31, 2015. We do not intend to sell or believe we will be required to sell any of our temporarily-impaired fixed maturities before recovery of their amortized cost basis. The following summarizes the more significant unrealized losses of fixed maturities and equity securities by investment category as of June 30, 2016.

Corporate securities: The largest unrealized losses were in the energy sector ($176.1 million fair value and $23.2 million unrealized loss) and the basic industrial sector ($84.6 million fair value and $9.2 million unrealized loss). The largest unrealized losses in the energy sector were in the midstream ($73.3 million fair value and $8.2 million unrealized loss) and the oil field services ($24.2 million fair value and $7.4 million unrealized loss) sub-sectors, with the majority of losses attributable to credit spread widening and low oil prices. Energy-related companies have been negatively impacted by the rapid decline in oil prices, which has pressured revenues and margins. The largest unrealized losses in the basic industrial sector were in the metal/mining ($127.7 million fair value and $7.2 million unrealized loss) and the chemicals ($150.3 million fair value and $1.7 million unrealized loss) sub-sectors and are primarily attributable to credit spread widening and low prices for industrial commodities. The metal/mining sub-sector companies are experiencing lower demand for coal, copper, iron ore and other basic industrial minerals due to the economic slowdown in China in addition to sluggish demand in Europe and the U.S. Lower metal prices are leading metal and mining companies to shut down production at high-cost mines and defer capital expenditures at mines in the development stage.

Residential mortgage-backed securities: The unrealized losses on residential mortgage-backed securities were primarily due to continued uncertainty regarding mortgage defaults on Alt-A loans. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on mortgages backing the securities.

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

Excluding mortgage- and asset-backed securities, no securities from the same issuer had an aggregate unrealized loss in excess of $2.4 million at June 30, 2016, with the largest unrealized loss from an energy service provider. With respect to mortgage- and asset-backed securities not backed by the United States Government, our largest aggregate unrealized loss from the same issuer at June 30, 2016 was $1.4 million, consisting of two different securities that are backed by different pools of Alt-A residential mortgage loans. Both securities are rated non-investment grade and the largest unrealized loss totaled $0.9 million.

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

Credit Loss Component of Other-Than-Temporary Impairments on Fixed Maturities

	Six months ended June 30,
	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$(11,498)	$(16,772)
Increases to previously impaired investments	(2,172)	—
Reductions due to investments sold	622	496
Balance at end of period	$(13,048)	$(16,276)

The table above sets forth the amount of credit loss impairments on fixed maturities held by the Company as of the dates indicated for which a portion of the OTTI was recognized in other comprehensive income (loss) and corresponding changes in such amounts.

Realized Gains (Losses) - Recorded in Income

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Realized gains (losses) on sales of investments
Fixed maturities:
Gross gains	$5,789	$2,528	$7,379	$2,748
Gross losses	(8,378)	(1,017)	(8,378)	(1,603)
Securities and indebtedness of related parties	320	6,457	320	6,457
	(2,269)	7,968	(679)	7,602
Impairment losses recognized in earnings:
Credit-related portion of fixed maturity losses (1)	—	—	(2,172)	—
Other credit-related	(25)	(160)	(50)	(160)
Net realized losses on investments recorded in income	$(2,294)	$7,808	$(2,901)	$7,442

(1)
Amount represents the credit-related losses recognized for fixed maturities that were impaired to the present value of estimated future cash flows through income but not written down to fair value. As discussed above, the non-credit portion of the losses have been recognized in other comprehensive income (loss).

Proceeds from sales of fixed maturities totaled $105.4 million during the six months ended June 30, 2016 and $69.2 million during the six months ended June 30, 2015.

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

Any loan delinquent on contractual payments is considered non-performing. At June 30, 2016 and December 31, 2015, there were no non-performing loans over 90 days past due on contractual payments. Mortgage loans are placed on non-accrual status if we have concerns regarding the collectability of future payments. Interest income on non-performing loans is generally recognized on a cash basis. Once mortgage loans are classified as nonaccrual loans, the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan has been restructured such that the collection of interest is considered likely. At June 30, 2016, we had committed to provide additional funding for mortgage loans totaling $31.6 million. These commitments arose in the normal course of business at terms that are comparable to similar investments.

Mortgage Loans by Collateral Type

	June 30, 2016		December 31, 2015
Collateral Type	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
Office	$350,577	45.9%	$333,400	44.8%
Retail	223,492	29.3	227,039	30.5
Industrial	139,384	18.3	133,085	17.9
Other	49,974	6.5	50,779	6.8
Total	$763,427	100.0%	$744,303	100.0%

Mortgage Loans by Geographic Location within the United States

	June 30, 2016		December 31, 2015
Region of the United States	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
South Atlantic	$239,503	31.4%	$233,522	31.4%
Pacific	104,599	13.7	100,188	13.4
West North Central	95,791	12.4	102,555	13.8
East North Central	89,089	11.7	86,019	11.5
Mountain	76,520	10.0	78,750	10.6
West South Central	61,463	8.1	66,677	9.0
Other	96,462	12.7	76,592	10.3
Total	$763,427	100.0%	$744,303	100.0%

Mortgage Loans by Loan-to-Value Ratio

	June 30, 2016		December 31, 2015
Loan-to-Value Ratio	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
0% - 50%	$269,661	35.3%	$264,605	35.6%
51% - 60%	196,223	25.7	169,045	22.7
61% - 70%	243,203	31.9	234,544	31.5
71% - 80%	45,371	5.9	67,072	9.0
81% - 90%	8,969	1.2	9,037	1.2
Total	$763,427	100.0%	$744,303	100.0%

The loan-to-value ratio is determined using the most recent appraised value. Appraisals are updated periodically including when there is indication of a possible significant collateral decline or there are loan modifications or refinance requests.

Mortgage Loans by Year of Origination

	June 30, 2016		December 31, 2015
Year of Origination	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
2016	$60,983	8.0%	$—	—%
2015	152,706	20.0	154,582	20.9
2014	82,174	10.8	83,546	11.2
2013	78,058	10.2	79,879	10.7
2012	64,484	8.4	65,817	8.8
2011 and prior	325,022	42.6	360,479	48.4
Total	$763,427	100.0%	$744,303	100.0%

Impaired Mortgage Loans

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Unpaid principal balance	$21,602	$21,766
Less:
Related allowance	(844)	(851)
Discount	—	(87)
Carrying value of impaired mortgage loans	$20,758	$20,828

Allowance on Mortgage Loans
	Six months ended June 30,
	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$851	$857
Charge offs	(7)	(6)
Balance at end of period	$844	$851

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

There were no loan modifications during the six months ended June 30, 2016 or 2015.

Low Income Housing Tax Credit Investments (LIHTC)

We invest in non-guaranteed federal LIHTC, which are included in securities and indebtedness of related parties on the balance sheet. The carrying value of these investments totaled $92.8 million at June 30, 2016 and $94.2 million at December 31, 2015. There were no impairment losses recorded on these investments during the second quarter of 2016 or 2015. We use the equity method of accounting for these investments and recorded the following in our consolidated statement of operations.

LIHTC Equity Income (Loss), Net of Related Income Taxes
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Equity losses from LIHTC	$(2,508)	$(1,997)	$(4,047)	$(3,842)
Income tax benefits:
Tax benefits from equity losses	878	699	1,416	1,345
Investment tax credits	3,552	3,488	7,002	6,675
Equity income from LIHTC, net of related income tax benefits	$1,922	$2,190	$4,371	$4,178

At June 30, 2016, we had committed to provide additional funds for limited partnerships and limited liability companies in which we invest. The amounts of these unfunded commitments totaled $29.3 million, including $5.7 million for LIHTC commitments, which are summarized by year in the following table.

LIHTC Commitments by Year
June 30, 2016
(Dollars in thousands)
2016	$3,666
2017	1,518
2018-2024	564
Total	$5,748

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

We have reviewed the circumstances surrounding our investments in our VIEs, which are classified as securities and indebtedness of related parties and consist of non-guaranteed federal LIHTC, limited partnerships or limited liability companies accounted for under the equity method. In addition, we have reviewed the ownership interests in our VIEs and determined that we do not hold direct majority ownership or have other contractual rights (such as kick out rights) that give us effective control over these entities resulting in us having both the power to direct activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. The maximum loss exposure relative to our VIEs is limited to the carrying value and any unfunded commitments that exist for each particular VIE. Based on this analysis, none of our VIEs were required to be consolidated for any reporting periods presented in this Form 10-Q. In adopting the new guidance referred to in Note 1, additional entities were deemed to be VIEs, and are disclosed below for both periods presented.

There were no circumstances that occurred during the reporting period that resulted in any changes in our decision not to consolidate any of our VIEs. We also have not provided additional support or other guarantees that was not previously contractually required (financial or otherwise) to any of the VIEs as of June 30, 2016 or December 31, 2015.

VIE Investments by Category

	June 30, 2016		December 31, 2015
	Carrying Value	Maximum Exposure to Loss	Carrying Value (1)	Maximum Exposure to Loss (1)
	(Dollars in thousands)
LIHTC	$92,811	$98,559	$94,170	$102,626
Investment companies	16,917	34,259	20,004	35,604
Real estate limited partnerships	10,665	15,090	9,554	15,610
Other	639	2,440	637	2,448
Total	$121,032	$150,348	$124,365	$156,288

(1)	Prior year values have been restated for comparability with the amounts as presented under the new accounting guidance discussed in Note 1.

In addition, we make passive investments in the normal course of business in structured securities issued by VIEs for which we are not the investment manager. These structured securities include all of the residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities included in our fixed maturities. Our maximum exposure to loss on these securities is limited to our carrying value in the investment. We have determined that we are not the primary beneficiary of these structured securities because we do not have the power to direct the activities that most significantly impact the entities' economic performance.

Derivative Instruments

We are not significantly involved in hedging activities and have limited exposure to derivatives. We do not apply hedge accounting to any of our derivative positions and they are held at fair value. Our primary exposure relates to purchased call options, which provide an economic hedge to the embedded derivatives in our index annuity and universal life insurance products. We also have embedded derivatives within our modified coinsurance agreements as well as an interest-only fixed maturity investment.

Derivatives Instruments by Type
	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Assets
Freestanding derivatives:
Call options (reported in other investments)	$5,638	$2,331
Embedded derivatives:
Modified coinsurance (reported in reinsurance recoverable)	3,514	2,636
Interest-only security (reported in fixed maturities)	3,493	4,551
Total assets	$12,645	$9,518

Liabilities
Embedded derivatives:
Index annuity and universal life products (reported in liability for future policy benefits)	$13,100	$9,374
Modified coinsurance agreements (reported in other liabilities)	107	56
Total liabilities	$13,207	$9,430

Derivative Income (Loss)
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Change in fair value of free standing derivatives:
Call options	$1,629	$(313)	$2,289	$(684)
Change in fair value of embedded derivatives:
Modified coinsurance agreements	666	(416)	827	(206)
Interest-only security	(710)	—	(465)	—
Index annuity and universal life products	(1,521)	200	(2,689)	217
Call option amortization	(1,334)	(729)	(2,474)	(1,356)
Call option proceeds	9	875	74	1,953
Total income (loss) from derivatives	$(1,261)	$(383)	$(2,438)	$(76)

Derivative income (loss) is reported in net investment income except for the change in fair value of the embedded derivatives on our index annuity and universal life products, which is reported in interest sensitive product benefits.

The call options are supported by securities collateral received of $3.6 million at June 30, 2016, which is held in a separate custodial account. Subject to certain constraints, we are permitted to sell or re-pledge this collateral, but do not have legal rights to the collateral; accordingly, it has not been recorded on our balance sheet. At June 30, 2016, none of the collateral had been sold or re-pledged. All of our counterparties are rated A- or better by a nationally recognized statistical rating organization.

3. Fair Values

The carrying and estimated fair values of our financial instruments are as follows:

Fair Values and Carrying Values

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Assets
Fixed maturities - available for sale	$7,066,458	$7,066,458	$6,637,776	$6,637,776
Equity securities - available for sale	139,473	139,473	121,667	121,667
Mortgage loans	763,427	817,972	744,303	780,624
Policy loans	187,439	246,850	185,784	230,153
Other investments	6,237	7,546	2,331	2,331
Cash, cash equivalents and short-term investments	148,102	148,102	57,741	57,741
Reinsurance recoverable	3,514	3,514	2,636	2,636
Assets held in separate accounts	603,706	603,706	625,257	625,257

Liabilities
Future policy benefits	$3,911,073	$3,926,697	$3,750,186	$3,618,145
Supplementary contracts without life contingencies	335,898	345,762	339,929	339,717
Advance premiums and other deposits	246,626	246,626	245,269	245,269
Short-term debt	—	—	15,000	15,000
Long-term debt	97,000	65,485	97,000	68,133
Other liabilities	107	107	56	56
Liabilities related to separate accounts	603,706	599,803	625,257	620,676

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

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels

	June 30, 2016
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Corporate securities	$—	$3,655,292	$64,208	$3,719,500
Residential mortgage-backed securities	—	436,572	—	436,572
Commercial mortgage-backed securities	—	531,029	93,233	624,262
Other asset-backed securities	—	630,012	52,027	682,039
United States Government and agencies	13,150	21,175	9,293	43,618
State, municipal and other governments	—	1,560,467	—	1,560,467
Non-redeemable preferred stocks	—	99,665	7,368	107,033
Common stocks	6,087	26,353	—	32,440
Other investments	—	5,638	—	5,638
Cash, cash equivalents and short-term investments	148,102	—	—	148,102
Reinsurance recoverable	—	3,514	—	3,514
Assets held in separate accounts	603,706	—	—	603,706
Total assets	$771,045	$6,969,717	$226,129	$7,966,891

Liabilities
Future policy benefits - index annuity embedded derivatives	$—	$—	$13,100	$13,100
Other liabilities	—	107	—	107
Total liabilities	$—	$107	$13,100	$13,207

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels

	December 31, 2015
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Corporate securities	$—	$3,469,631	$49,076	$3,518,707
Residential mortgage-backed securities	—	461,777	3,729	465,506
Commercial mortgage-backed securities	—	465,812	88,180	553,992
Other asset-backed securities	—	527,565	55,557	583,122
United States Government and agencies	14,760	20,612	8,726	44,098
State, municipal and other governments	—	1,472,351	—	1,472,351
Non-redeemable preferred stocks	—	84,480	7,471	91,951
Common stocks	4,728	24,988	—	29,716
Other investments	—	2,331	—	2,331
Cash, cash equivalents and short-term investments	57,741	—	—	57,741
Reinsurance recoverable	—	2,636	—	2,636
Assets held in separate accounts	625,257	—	—	625,257
Total assets	$702,486	$6,532,183	$212,739	$7,447,408

Liabilities
Future policy benefits - index annuity embedded derivatives	$—	$—	$9,374	$9,374
Other liabilities	—	56	—	56
Total liabilities	$—	$56	$9,374	$9,430

Level 3 Fixed Maturities by Valuation Source - Recurring Basis

	June 30, 2016
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$23,752	$40,456	$64,208
Commercial mortgage-backed securities	93,233	—	93,233
Other asset-backed securities	31,441	20,586	52,027
United States Government and agencies	—	9,293	9,293
Total	$148,426	$70,335	$218,761
Percent of total	67.8%	32.2%	100.0%

	December 31, 2015
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$17,208	$31,868	$49,076
Residential mortgage-backed securities	—	3,729	3,729
Commercial mortgage-backed securities	88,180	—	88,180
Other asset-backed securities	35,420	20,137	55,557
United States Government and agencies	—	8,726	8,726
Total	$140,808	$64,460	$205,268
Percent of total	68.6%	31.4%	100.0%

Quantitative Information about Level 3 Fair Value Measurements - Recurring Basis

	June 30, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$50,038	Discounted cash flow	Credit spread	0.95% - 17.75% (10.23%)
Commercial mortgage-backed	93,233	Discounted cash flow	Credit spread	1.15% - 4.25% (3.00%)
Other asset-backed securities	14,187	Discounted cash flow	Credit spread	0.97% - 6.65% (4.74%)
United States Government and agencies	9,293	Discounted cash flow	Credit spread	1.81% (1.81%)
Non-redeemable preferred stocks	7,368	Discounted cash flow	Credit spread	5.00% (5.00%)
Total assets	$174,119

Liabilities
Future policy benefits - index annuity embedded derivatives	$13,100	Discounted cash flow	Credit risk Risk margin	0.85% - 2.45% (1.55%) 0.15% - 0.40% (0.25%)

	December 31, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$33,508	Discounted cash flow	Credit spread	1.16% - 17.50% (11.26%)
Commercial mortgage-backed	71,100	Discounted cash flow	Credit spread	1.10% - 4.15% (3.12%)
Other asset-backed securities	13,737	Discounted cash flow	Credit spread	1.25% - 7.90% (5.61%)
United States Government and agencies	8,727	Discounted cash flow	Credit spread	2.59% (2.59%)
Non-redeemable preferred stocks	7,471	Discounted cash flow	Credit spread	4.55% (4.55%)
Total assets	$134,543

Liabilities
Future policy benefits - index annuity embedded derivatives	$9,374	Discounted cash flow	Credit risk Risk margin	0.80% - 2.25% (1.45%) 0.15% - 0.40% (0.25%)

The tables above exclude certain securities for which the fair value was based on non-binding broker quotes where we could not reasonably obtain the quantitative unobservable inputs.

Level 3 Financial Instruments Changes in Fair Value - Recurring Basis

	June 30, 2016
				Realized and unrealized gains (losses), net
	Balance, December 31, 2015	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Amort-ization included in net income	Balance, June 30, 2016
	(Dollars in thousands)
Assets
Corporate securities	$49,076	$2,000	$(3,673)	$—	$(778)	$26,738	$(9,124)	$(31)	$64,208
Residential mortgage-backed securities	3,729	—	(3,722)	—	(137)	—	—	130	—
Commercial mortgage-backed securities	88,180	15,962	(815)	—	6,259	—	(16,418)	65	93,233
Other asset-backed securities	55,557	23,920	(1,291)	—	410	13,698	(40,276)	9	52,027
United States Government and agencies	8,726	—	—	—	563	—	—	4	9,293
State, municipal and other governments	—	—	—	—	108	2,393	(2,501)	—	—
Non-redeemable preferred stocks	7,471	—	—	—	(103)	—	—	—	7,368
Total assets	$212,739	$41,882	$(9,501)	$—	$6,322	$42,829	$(68,319)	$177	$226,129

Liabilities
Future policy benefits - index annuity embedded derivatives	$9,374	$2,852	$(469)	$1,343	$—	$—	$—	$—	$13,100
Total liabilities	$9,374	$2,852	$(469)	$1,343	$—	$—	$—	$—	$13,100

Level 3 Financial Instruments Changes in Fair Value - Recurring Basis

	June 30, 2015
				Realized and unrealized gains (losses), net
	Balance, December 31, 2014	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Amort-ization included in net income	Balance, June 30, 2015
	(Dollars in thousands)
Assets
Corporate securities	$64,239	$8,993	$(8,008)	$—	$(4,022)	$18,451	$(5,302)	$94	$74,445
Residential mortgage-backed securities	—	19,354	—	—	93	—	(4,055)	—	15,392
Commercial mortgage-backed securities	77,891	3,126	(397)	—	(3,660)	—	—	50	77,010
Other asset-backed securities	116,141	37,290	(6,397)	—	(253)	—	(52,874)	108	94,015
United States Government and agencies	9,065	—	—	—	(265)	—	—	3	8,803
Non-redeemable preferred stocks	8,054	—	—	—	(300)	—	—	—	7,754
Total assets	$275,390	$68,763	$(14,802)	$—	$(8,407)	$18,451	$(62,231)	$255	$277,419

Liabilities
Future policy benefits - index annuity embedded derivatives	$8,681	$2,065	$(435)	$(1,823)	$—	$—	$—	$—	$8,488
Total liabilities	$8,681	$2,065	$(435)	$(1,823)	$—	$—	$—	$—	$8,488

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

Valuation of our Financial Instruments Not Reported at Fair Value by Hierarchy Levels

	June 30, 2016
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$817,972	$817,972
Policy loans	—	—	246,850	246,850
Other investments	—	—	1,908	1,908
Total assets	$—	$—	$1,066,730	$1,066,730

Liabilities
Future policy benefits	$—	$—	$3,913,597	$3,913,597
Supplementary contracts without life contingencies	—	—	345,762	345,762
Advance premiums and other deposits	—	—	246,626	246,626
Long-term debt	—	—	65,485	65,485
Liabilities related to separate accounts	—	—	599,803	599,803
Total liabilities	$—	$—	$5,171,273	$5,171,273

	December 31, 2015
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$780,624	$780,624
Policy loans	—	—	230,153	230,153
Total assets	$—	$—	$1,010,777	$1,010,777

Liabilities
Future policy benefits	$—	$—	$3,608,771	$3,608,771
Supplementary contracts without life contingencies	—	—	339,717	339,717
Advance premiums and other deposits	—	—	245,269	245,269
Short-term debt	—	—	15,000	15,000
Long-term debt	—	—	68,133	68,133
Liabilities related to separate accounts	—	—	620,676	620,676
Total liabilities	$—	$—	$4,897,566	$4,897,566

Level 3 Financial Instruments Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis, generally mortgage loans or real estate that have been deemed to be impaired during the reporting period. There were no mortgage loans or real estate impaired to fair value during the quarters ended June 30, 2016 or June 30, 2015.

4. Defined Benefit Plan

We participate with several affiliates and an unaffiliated organization in various defined benefit plans, including a multiemployer plan. Our share of net periodic pension cost for the plans is recorded as expense in our consolidated statements of operations.

Components of Net Periodic Pension Cost for FBL and Affiliates Combined - Multiemployer Plan

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Service cost	$1,448	$1,488	$2,896	$2,976
Interest cost	3,612	3,300	7,224	6,600
Expected return on assets	(4,466)	(4,463)	(8,932)	(8,926)
Amortization of prior service cost	36	36	72	72
Amortization of actuarial loss	2,358	2,598	4,716	5,196
Effect of settlement	—	4,490	—	4,490
Net periodic pension cost	$2,988	$7,449	$5,976	$10,408

FBL Financial Group, Inc. share of net periodic pension costs	$952	$2,414	$1,904	$3,373

Pension settlement charges are recognized when total cash payments for lump sum distributions exceed the sum of the service and interest cost for the year.

Components of Net Periodic Pension Cost for FBL and Affiliates Combined - Other Plans

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Service cost	$84	$109	$168	$218
Interest cost	241	250	482	500
Amortization of prior service cost	—	(3)	—	(6)
Amortization of actuarial loss	230	382	460	764
Net periodic pension cost	$555	$738	$1,110	$1,476

FBL Financial Group, Inc. share of net periodic pension costs	$315	$418	$630	$836

5. Commitments and Contingencies

Legal Proceedings

In the normal course of business, we may be involved in litigation in which damages are alleged that are substantially in excess of contractual policy benefits or certain other agreements. In recent years, companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims. We are not aware of any claims threatened or pending against FBL Financial Group, Inc. or any of its subsidiaries for which a material loss is reasonably possible.

6. Stockholders' Equity

Share Repurchases

During 2014 and 2016, our Board of Directors approved programs to repurchase our Class A common stock. These repurchase programs authorize us to make repurchases in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. In connection with the Class A repurchase programs, we repurchased 10,322 shares for $0.6 million during the six months ended June 30, 2016 and we made no repurchases during the six months ended June 30, 2015. At June 30, 2016, $49.5 million remains available for repurchase under the program announced in 2016. Completion of this program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

Special Dividend

In March 2016, the Board of Directors approved a special $2.00 per share cash dividend payable to Class A and Class B common shareholders totaling $49.7 million. In March 2015, the Board of Directors approved a special $2.00 per share cash dividend payable to Class A and Class B common shareholders totaling $49.5 million.

Reconciliation of Outstanding Common Stock
	Class A		Class B		Total
	Shares	Dollars	Shares	Dollars	Shares	Dollars
	(Dollars in thousands)
Outstanding at January 1, 2015	24,703,903	$144,625	11,413	$72	24,715,316	$144,697
Issuance of common stock under compensation plans	99,265	3,302	—	—	99,265	3,302
Purchase of common stock	—	—	—	—	—	—
Outstanding at June 30, 2015	24,803,168	$147,927	11,413	$72	24,814,581	$147,999

Outstanding at January 1, 2016	24,796,763	$149,248	11,413	$72	24,808,176	$149,320
Issuance of common stock under compensation plans	62,821	2,314	—	—	62,821	2,314
Purchase of common stock	(10,322)	(63)	—	—	(10,322)	(63)
Outstanding at June 30, 2016	24,849,262	$151,499	11,413	$72	24,860,675	$151,571

Accumulated Other Comprehensive Income, Net of Tax and Other Offsets

	Unrealized Net Investment Gains (Losses) on Available For Sale Securities (1)	Accumulated Non-Credit Impairment Losses	Underfunded Status of Postretirement Benefit Plans	Total
	(Dollars in thousands)
Balance at January 1, 2015	$266,211	$1,131	$(8,932)	$258,410
Other comprehensive loss before reclassifications	(85,778)	(272)	—	(86,050)
Reclassification adjustments	(636)	—	477	(159)
Balance at June 30, 2015	$179,797	$859	$(8,455)	$172,201

Balance at January 1, 2016	$120,787	$(114)	$(6,141)	$114,532
Other comprehensive income before reclassifications	159,244	2,730	—	161,974
Reclassification adjustments	284	(952)	284	(384)
Balance at June 30, 2016	$280,315	$1,664	$(5,857)	$276,122

(1)	Includes the impact of taxes, deferred acquisition costs, value of insurance in force acquired, unearned revenue reserves and policyholder liabilities. See Note 2 for further information.

Accumulated Other Comprehensive Income Reclassification Adjustments

	Six months ended June 30, 2016
	Unrealized Net Investment Gains (Losses) on Available For Sale Securities (1)	Accumulated Non-Credit Impairment Losses (1)	Underfunded Status of Postretirement Benefit Plans	Total
	(Dollars in thousands)
Realized capital losses on sales of investments	$999	$—	$—	$999
Adjustments for assumed changes in deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	(562)	58	—	(504)
Other-than-temporary impairment losses	—	(1,522)	—	(1,522)
Other expenses: Change in unrecognized postretirement items:
Net actuarial loss	—	—	437	437
Reclassifications before income taxes	437	(1,464)	437	(590)
Income taxes	(153)	512	(153)	206
Reclassification adjustments	$284	$(952)	$284	$(384)

	Six months ended June 30, 2015
	Unrealized Net Investment Gains (Losses) on Available For Sale Securities (1)	Accumulated Non-Credit Impairment Losses (1)	Underfunded Status of Postretirement Benefit Plans	Total
	(Dollars in thousands)
Realized capital gains on sales of investments	$(1,145)	$—	$—	$(1,145)
Adjustments for assumed changes in deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	167	—	—	167
Other expenses: Change in unrecognized postretirement items:
Prior service costs	—	—	(6)	(6)
Net actuarial loss	—	—	740	740
Reclassifications before income taxes	(978)	—	734	(244)
Income taxes	342	—	(257)	85
Reclassification adjustments	$(636)	$—	$477	$(159)

(1)	See Note 2 for further information.

7. Earnings per Share

Computation of Earnings per Common Share

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share data)
Numerator:
Net income attributable to FBL Financial Group, Inc.	$24,380	$32,372	$50,326	$55,963
Less: Dividends on Series B preferred stock	37	37	75	75
Income available to common stockholders	$24,343	$32,335	$50,251	$55,888

Denominator:
Weighted average shares - basic	24,987,878	24,951,492	24,969,727	24,926,527
Effect of dilutive securities - stock-based compensation	42,566	87,541	50,358	98,592
Weighted average shares - diluted	25,030,444	25,039,033	25,020,085	25,025,119

Earnings per common share	$0.97	$1.30	$2.01	$2.24
Earnings per common share - assuming dilution:	$0.97	$1.29	$2.01	$2.23

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

Financial Information Concerning our Operating Segments

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Operating revenues:
Annuity	$53,954	$53,464	$106,133	$106,223
Life Insurance	104,724	102,456	208,327	204,466
Corporate and Other	23,283	23,743	46,707	47,448
	181,961	179,663	361,167	358,137
Net realized gains (losses) on investments (1)	(2,261)	7,811	(2,868)	7,445
Change in net unrealized gains/losses on derivatives (1)	1,585	(729)	2,652	(891)
Consolidated revenues	$181,285	$186,745	$360,951	$364,691

Pre-tax operating income:
Annuity	$16,348	$16,831	$33,496	$33,919
Life Insurance	14,473	13,644	28,544	23,429
Corporate and Other	1,972	4,951	4,461	8,447
	32,793	35,426	66,501	65,795
Income taxes on operating income	(7,117)	(7,621)	(14,507)	(14,175)
Net realized gains/losses on investments (1)	(1,147)	4,975	(1,544)	4,728
Change in net unrealized gains/losses on derivatives (1)	(149)	(408)	(124)	(385)
Consolidated net income attributable to FBL Financial Group, Inc.	$24,380	$32,372	$50,326	$55,963

(1)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred acquisition costs, value of insurance in force acquired and income taxes attributable to these items.

Our investment in equity method investees, the related equity income and interest expense are attributable to the Corporate and Other segment. Expenditures for long-lived assets were not significant during the periods presented above. Goodwill at June 30, 2016 and December 31, 2015 was allocated among the segments as follows: Annuity ($3.9 million) and Life Insurance ($6.1 million).

Premiums collected, which is not a measure used in financial statements prepared according to GAAP, includes premiums received on life insurance policies and deposits on annuities and universal life-type products. Premiums collected is a common life insurance industry measure of agent productivity. Net premiums collected totaled $186.9 million for the quarter ended June 30, 2016 and $158.1 million for the same period in 2015. Net premiums collected totaled $360.1 million for the six months ended June 30, 2016 and $324.4 million for the same period in 2015.

Under GAAP, premiums on whole life and term life policies are recognized as revenues over the premium-paying period and reported in the Life Insurance segment. The following chart provides a reconciliation of life insurance premiums collected to those reported in the GAAP financial statements.

Reconciliation of Traditional Life Insurance Premiums, Net of Reinsurance

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Traditional and universal life insurance premiums collected	$70,211	$71,087	$141,924	$142,302
Premiums collected on interest sensitive products	(21,173)	(23,335)	(42,209)	(47,026)
Traditional life insurance premiums collected	49,038	47,752	99,715	95,276
Change in due premiums and other	567	1,139	28	763
Traditional life insurance premiums	$49,605	$48,891	$99,743	$96,039

There is no comparable GAAP financial measure for premiums collected on annuities and universal life-type products. GAAP revenues for those interest sensitive and variable products consist of various policy charges and fees assessed on those contracts, as summarized in the chart below.

Interest Sensitive Product Charges by Segment

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Annuity
Surrender charges and other	$932	$655	$1,874	$1,268

Life Insurance
Administration charges	$3,583	$3,508	$7,087	$7,205
Cost of insurance charges	12,042	11,723	23,867	23,215
Surrender charges	310	269	526	486
Amortization of policy initiation fees	720	517	948	1,016
Total	$16,655	$16,017	$32,428	$31,922

Corporate and Other
Administration charges	$1,478	$1,517	$2,919	$3,034
Cost of insurance charges	7,433	7,387	14,949	14,811
Surrender charges	47	84	73	192
Separate account charges	1,993	2,279	3,971	4,518
Amortization of policy initiation fees	489	334	924	649
Total	$11,440	$11,601	$22,836	$23,204

Consolidated interest sensitive product charges	$29,027	$28,273	$57,138	$56,394

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

Economic and other environmental factors that may impact our business include, but are not limited to, the following:

•	Gross Domestic Product increased at an annual rate of 1.2% during the second quarter 2016 based on recent estimates.

•	U.S. unemployment was estimated to be 4.9% at the end of the second quarter 2016.

•	U.S. net farm income is forecast to decrease 3.0% and farm real estate value is forecast to decrease 1.2% during 2016 according to recent U.S. Department of Agriculture forecasts.

•
The U.S. 10-year Treasury yield decreased during the second quarter of 2016 to 1.49% at June 30, 2016, as the financial markets reacted to the outcome of the British referendum on European Union membership.

•	Continued uncertainty as to actions the United States Congress will take to address the national debt, including potential actions to change the tax advantages of life insurance.

•	The Department of Labor recently expanded the fiduciary responsibilities for sales of insurance products to be used in retirement plans. See Part II, Item 1A for further discussion.

The low market interest rate environment continues to impact our investment yields as well as the interest we credit on our interest sensitive products. Late in June, U.S. financial markets experienced significant inflows and a sharp rise in demand for U.S. fixed-income assets as financial markets reacted to the perceived uncertainty created by the British referendum on European Union membership. The benchmark 10-year U.S. Treasury yield decreased during the quarter and credit spreads declined significantly which caused investment yields to remain low. Low crediting rates pose challenges to maintaining attractive annuity and universal life products, although our rates are comparable to other insurance companies, allowing us to maintain our competitive position within the market. During the second quarter of 2016, we unlocked assumptions used to amortize deferred policy acquisition costs to reflect the expectation of lower earned spread rates, primarily driven by the expected continuation of low market interest rates. We experienced an increase in the fair value of our fixed maturity security portfolio during the second quarter of 2016 primarily due to a decrease in market yields. See the segment discussion and “Financial Condition” section that follows for additional information regarding the impact of low market interest rates on our business.

Results of Operations for the Periods Ended June 30, 2016 and 2015

	Three months ended June 30,			Six months ended June 30,
	2016	2015	Change	2016	2015	Change
	(Dollars in thousands, except per share data)
Pre-tax operating income:
Annuity segment	$16,348	$16,831	(3)%	$33,496	$33,919	(1)%
Life Insurance segment	14,473	13,644	6%	28,544	23,429	22%
Corporate and Other segment	1,972	4,951	(60)%	4,461	8,447	(47)%
Total pre-tax operating income	32,793	35,426	(7)%	66,501	65,795	1%
Income taxes on operating income	(7,117)	(7,621)	(7)%	(14,507)	(14,175)	2%
Operating income	25,676	27,805	(8)%	51,994	51,620	1%

Realized gains/losses on investments (1)	(1,147)	4,975	(123)%	(1,544)	4,728	(133)%
Change in net unrealized gains/losses on derivatives (1)	(149)	(408)	(63)%	(124)	(385)	(68)%
Net income attributable to FBL Financial Group, Inc.	$24,380	$32,372	(25)%	$50,326	$55,963	(10)%

Operating income per common share - assuming dilution	$1.02	$1.11	(8)%	$2.08	$2.06	1%
Earnings per common share - assuming dilution	0.97	1.29	(25)%	2.01	2.23	(10)%
Effective tax rate on operating income	22%	22%		22%	22%
Average invested assets, at amortized cost				$7,514,961	$7,192,570	4%
Annualized yield on average invested assets				5.41%	5.61%
Impact on operating income of unlocking deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and certain product reserves, net of tax	$(3,706)	$—	N/A	$(3,706)	$—	N/A

(1)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred acquisition costs, value of insurance in force acquired and income taxes attributable to these items.

Our operating income decreased in the second quarter of 2016, compared to the prior year period, primarily due to the impact of unlocking, partially offset by an increase in the volume of business in force. Our operating income increased in the six months ended June 30, 2016, compared to the prior year period, primarily due to a decrease in death benefits and the impact of an increase in the volume of business in force, partially offset by lower investment fee income and the impact of unlocking. Net income for the quarter and six-month period, compared to the prior year periods, was also impacted by a decrease in net realized gains. See the discussion that follows for details regarding operating income by segment.

We periodically revise key assumptions used in the calculation of the amortization of deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve for participating life insurance and interest sensitive products, as well as certain reserves on interest sensitive products, as applicable, through an “unlocking” process. These assumptions typically consist of withdrawal and lapse rates, earned spreads and mortality with revisions based on historical results and our best estimate of future experience. The impact of unlocking is recorded in the current period as an increase or decrease to amortization of the respective balances. During the second quarter of 2016, we incurred additional amortization through unlocking as a result of our analysis of the impact of the low interest rate environment on projected investment and spread income. See the discussion that follows for further details of the unlocking impact to our operating segments.

Annuity Segment

	Three months ended June 30,			Six months ended June 30,
	2016	2015	Change	2016	2015	Change
	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges	$932	$655	42%	$1,874	$1,268	48%
Net investment income	53,022	52,809	—%	104,259	104,955	(1)%
Total operating revenues	53,954	53,464	1%	106,133	106,223	—%

Benefits and expenses:
Interest sensitive product benefits	27,591	28,162	(2)%	54,077	55,615	(3)%
Underwriting, acquisition and insurance expenses:
Commissions net of deferrals	523	435	20%	1,093	981	11%
Amortization of deferred acquisition costs	3,905	2,751	42%	6,243	5,480	14%
Amortization of value of insurance in force	372	250	49%	547	452	21%
Other underwriting expenses	5,215	5,035	4%	10,677	9,776	9%
Total underwriting, acquisition and insurance expenses	10,015	8,471	18%	18,560	16,689	11%
Total benefits and expenses	37,606	36,633	3%	72,637	72,304	—%
Pre-tax operating income	$16,348	$16,831	(3)%	$33,496	$33,919	(1)%

Other data
Annuity premiums collected, direct	$100,447	$70,024	43%	$186,122	$146,359	27%
Policy liabilities and accruals, end of period				4,072,349	3,859,059	6%
Average invested assets, at amortized cost				4,090,279	3,914,752	4%
Investment fee income included in net investment income (1)	3,064	2,818	9%	4,548	5,216	(13)%
Average individual annuity account value				2,837,274	2,636,957	8%

Earned spread on individual annuity products:
Weighted average yield on cash and invested assets				5.34%	5.62%
Weighted average interest crediting rate				2.70%	2.83%
Spread				2.64%	2.79%

Individual annuity withdrawal rate				3.7%	4.3%
Impact on pre-tax income of unlocking deferred acquisition costs and value of insurance in force acquired	(1,412)	—	N/A	$(1,412)	$—	N/A

(1)	Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our payment speed assumptions.

Pre-tax operating income for the Annuity segment decreased in the second quarter of 2016 and the six months ended June 30, 2016, compared to the prior year periods, primarily due to the impact of unlocking, partially offset by higher spread income earned from an increase in the volume of business in force. The decrease for the six-month period was also impacted by an increase in other underwriting expenses.

The average aggregate account value for individual annuity contracts in force increased in the six months ended June 30, 2016, compared to the prior year period, due to continued sales and the crediting of interest. Continued growth in our business in force contributes to increases in revenues and expenses. Premiums collected were higher in the second quarter of 2016 and the six months ended June 30, 2016, compared to the prior year periods, primarily due to increased sales of index annuity products as well as the reintroduction of a multi-year guaranteed annuity product in the first quarter of 2016. The amount of premiums collected is highly dependent upon the relationship between the current crediting rates of our products compared to those of competing products.

The Annuity segment also includes advances on our funding agreements with FHLB. Outstanding funding agreements totaled $408.8 million at June 30, 2016 and $424.1 million at June 30, 2015.

Amortization of deferred acquisition costs changed during the second quarter of 2016 and the six months ended June 30, 2016, compared to the prior year periods, primarily due to the impact of unlocking as a result of our analysis of the impact of the low interest rate environment on projected investment and spread income. The impact of unlocking on pre-tax operating income for the quarter and six months ended June 30, 2016 and 2015 was as follows:

Impact of Unlocking on Pre-tax Operating Income

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Amortization of deferred acquisition costs	$(1,218)	$—	$(1,218)	$—
Amortization of value of insurance in force acquired	(194)	—	(194)	—
Decrease to pre-tax operating income	$(1,412)	$—	$(1,412)	$—

The weighted average yield on cash and invested assets for individual annuities decreased for the six months ended June 30, 2016, compared to the prior year period, primarily due to lower investment fee income and lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, compared with the average existing portfolio yield. See the "Financial Condition" section for additional information regarding the yields obtained on investment acquisitions. Weighted average interest crediting rates on our individual annuity products decreased due to crediting rate actions taken in 2015 in response to the declining portfolio yield and a change in the underlying product mix.

Life Insurance Segment

	Three months ended June 30,			Six months ended June 30,
	2016	2015	Change	2016	2015	Change
	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges and other income	$16,549	$15,928	4%	$32,260	$31,746	2%
Traditional life insurance premiums	49,605	48,891	1%	99,743	96,039	4%
Net investment income	38,570	37,637	2%	76,324	76,681	—%
Total operating revenues	104,724	102,456	2%	208,327	204,466	2%

Benefits and expenses:
Interest sensitive product benefits:
Interest credited	8,130	8,065	1%	16,396	16,250	1%
Death benefits and other	12,169	10,119	20%	20,972	22,634	(7)%
Total interest sensitive product benefits	20,299	18,184	12%	37,368	38,884	(4)%
Traditional life insurance benefits:
Death benefits	20,019	21,054	(5)%	41,142	45,429	(9)%
Surrender and other benefits	8,215	7,044	17%	16,856	14,326	18%
Increase in traditional life future policy benefits	15,160	16,555	(8)%	29,961	30,607	(2)%
Total traditional life insurance benefits	43,394	44,653	(3)%	87,959	90,362	(3)%
Distributions to participating policyholders	2,515	2,956	(15)%	5,555	5,917	(6)%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	4,338	4,123	5%	8,808	8,750	1%
Amortization of deferred acquisition costs	4,878	4,049	20%	10,102	8,015	26%
Amortization of value of insurance in force	377	344	10%	754	723	4%
Other underwriting expenses	14,450	14,503	—%	29,237	28,386	3%
Total underwriting, acquisition and insurance expenses	24,043	23,019	4%	48,901	45,874	7%
Total benefits and expenses	90,251	88,812	2%	179,783	181,037	(1)%
Pre-tax operating income	$14,473	$13,644	6%	$28,544	$23,429	22%

Life Insurance Segment - continued

	Three months ended June 30,			Six months ended June 30,
	2016	2015	Change	2016	2015	Change
	(Dollars in thousands)
Other data
Life premiums collected, net of reinsurance	$70,211	$71,087	(1)%	$141,924	$142,302	—%
Policy liabilities and accruals, end of period				2,721,230	2,632,940	3%
Life insurance in force, end of period				54,995,983	53,177,611	3%
Average invested assets, at amortized cost				2,790,979	2,650,972	5%
Investment fee income included in net investment income (1)	370	781	(53)%	491	3,235	(85)%
Average interest sensitive life account value				806,052	786,218	3%

Interest sensitive life insurance spread:
Weighted average yield on cash and invested assets				5.58%	6.13%
Weighted average interest crediting rate				3.80%	3.85%
Spread				1.78%	2.28%

Life insurance lapse and surrender rates				5.8%	5.5%
Death benefits, net of reinsurance and reserves released	17,753	20,356	(13)%	$36,455	$44,847	(19)%
Impact on pre-tax income of unlocking deferred acquisition costs, unearned revenue reserve and certain product reserves	(3,368)	—	N/A	(3,368)	—	N/A

(1)	Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our payment speed assumptions.

Pre-tax operating income for the Life Insurance segment increased in the second quarter of 2016 and the six months ended June 30, 2016, compared to the prior year periods, primarily due to a decrease in death benefits and the impact of an increase in the volume of business in force, partially offset by the impact of unlocking and a decrease in investment fee income.

Continued growth in our business in force contributes to the increase in revenues and expenses.

Other interest sensitive product benefits and amortization of deferred acquisition costs were impacted by unlocking as a result of our analysis of the effect of the low interest rate environment on projected investment and spread income. Amortization in the periods also reflected changes in actual and expected profits on the underlying business. The impact of unlocking on pre-tax operating income for the quarter and six months ended June 30, 2016 and 2015 was as follows:

Impact of Unlocking on Pre-tax Operating Income

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Amortization of unearned revenue reserve reported in interest sensitive product charges and other income	$114	$—	$114	$—
Amortization of deferred acquisition costs	(271)	—	(271)	—
Changes in certain product reserves reported in interest sensitive product benefits	(3,211)	—	(3,211)	—
Decrease to pre-tax operating income	$(3,368)	$—	$(3,368)	$—

Death benefits, net of reinsurance and reserves released, decreased in the second quarter of 2016 and the six months ended June 30, 2016, compared to the prior year periods, due to decreases in the claim counts and the average size of claims.

The weighted average yield on cash and invested assets for interest sensitive life insurance products decreased for the six months ended June 30, 2016, compared to the prior year period, due to lower investment fee income and lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, compared with the average existing portfolio yield. See the "Financial Condition" section for additional information regarding the yields obtained on investment acquisitions. Weighted average interest crediting rates on our interest sensitive life insurance products decreased due to crediting rate decreases taken in 2015 and 2016 in response to the declining portfolio yield.

Corporate and Other Segment

	Three months ended June 30,			Six months ended June 30,
	2016	2015	Change	2016	2015	Change
	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges	$11,425	$11,598	(1)%	$22,821	$23,201	(2)%
Net investment income	7,545	7,772	(3)%	15,872	15,517	2%
Other income	4,313	4,373	(1)%	8,014	8,730	(8)%
Total operating revenues	23,283	23,743	(2)%	46,707	47,448	(2)%

Benefits and expenses:
Interest sensitive product benefits	9,145	7,227	27%	18,843	14,899	26%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	822	790	4%	1,579	1,754	(10)%
Amortization of deferred acquisition costs	2,569	1,809	42%	4,557	3,572	28%
Other underwriting expenses	1,669	1,474	13%	3,372	3,382	—%
Total underwriting, acquisition and insurance expenses	5,060	4,073	24%	9,508	8,708	9%
Interest expense	1,213	1,212	—%	2,425	2,424	—%
Other expenses	4,435	4,618	(4)%	8,793	9,148	(4)%
Total benefits and expenses	19,853	17,130	16%	39,569	35,179	12%
	3,430	6,613	(48)%	7,138	12,269	(42)%
Net loss attributable to noncontrolling interest	(12)	9	(233)%	(3)	30	(110)%
Equity loss, before tax	(1,446)	(1,671)	(13)%	(2,674)	(3,852)	(31)%
Pre-tax operating income	$1,972	$4,951	(60)%	$4,461	$8,447	(47)%

Other data
Average invested assets, at amortized cost				$653,703	$626,846	4%
Investment fee income (loss) included in net investment income (1)	$(289)	$151	(291)%	(286)	351	(181)%
Average interest sensitive life account value				348,827	338,710	3%
Death benefits, net of reinsurance and reserves released	5,914	4,207	41%	12,367	8,856	40%
Impact on pre-tax income of unlocking of deferred acquisition costs, unearned revenue reserve and certain product reserves	(921)	—	N/A	(921)	—	N/A
Estimated impact on pre-tax income from separate account performance on amortization of deferred acquisition costs	(96)	(350)	(73)%	(696)	(398)	75%

(1)	Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our payment speed assumptions.

Pre-tax operating income decreased for the Corporate and Other segment in the second quarter of 2016, compared to the prior year period, primarily due to increases in death benefits and the impact of unlocking. Pre-tax operating income decreased for the six months ended June 30, 2016, compared to the prior year period, primarily due to increases in death benefits and the impact of unlocking, partially offset by a decrease in pre-tax equity loss.

Death benefits, net of reinsurance and reserves released, increased in the second quarter of 2016 and the six months ended June 30, 2016, compared to the prior year periods, due to increases in claim counts and the average size of claims.

Amortization of deferred acquisition costs and unearned revenue reserves changed during the second quarter of 2016 and the six months ended June 30, 2016, compared to the prior year periods, primarily due to the impact of unlocking as a result of our analysis of the impact of the low interest rate environment on projected investment and spread income. The impact of unlocking on pre-tax operating income for the quarter and six months ended June 30, 2016 and 2015 was as follows:

Impact of Unlocking on Pre-tax Operating Income

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Amortization of unearned revenue reserve reported in interest sensitive product charges	$183	$—	$183	$—
Amortization of deferred acquisition costs	(1,050)	—	(1,050)	—
Changes in certain product reserves reported in interest sensitive product benefits	(54)	—	(54)	—
Decrease to pre-tax operating income	$(921)	$—	$(921)	$—

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

Equity Income, Net of Related Income Taxes

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Equity income (loss):
Low income housing tax credit partnerships	$(2,508)	$(1,997)	$(4,047)	$(3,842)
Other equity method investments	1,062	326	1,373	(10)
	(1,446)	(1,671)	(2,674)	(3,852)
Income taxes:
Taxes on equity income (loss)	507	585	937	1,348
Investment tax credits	3,552	3,488	7,002	6,675
Equity income, net of related income taxes	$2,613	$2,402	$5,265	$4,171

Income Taxes on Operating Income

The effective tax rate on operating income was 21.7% for the second quarter of 2016 and 21.8% for the six months ended June 30, 2016, compared with 21.5% for the second quarter and the six months ended June 30, 2015. The effective tax rates differ from the federal statutory rate of 35% primarily due to the impact of low-income housing tax credits and tax-exempt interest and dividend income.

Impact of Operating Income Adjustments on FBL Net Income

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Net realized gains (losses) on investments	$(2,294)	$7,808	$(2,901)	$7,442
Change in net unrealized gains/losses on derivatives	64	(529)	(37)	(674)
Change in amortization of:
Deferred acquisition costs	202	(251)	334	(83)
Value of insurance in force acquired	—	(5)	3	(6)
Unearned revenue reserve	33	3	33	3
Income tax offset	699	(2,459)	900	(2,339)
Net impact of operating income adjustments	$(1,296)	$4,567	$(1,668)	$4,343

Summary of adjustments noted above after offsets and income taxes:
Net realized gains/losses on investments	$(1,147)	$4,975	$(1,544)	$4,728
Change in net unrealized gains/losses on derivatives	(149)	(408)	(124)	(385)
Net impact of operating income adjustments	$(1,296)	$4,567	$(1,668)	$4,343
Net impact per common share - basic	$(0.05)	$0.18	$(0.07)	$0.17
Net impact per common share - assuming dilution	$(0.05)	$0.18	$(0.07)	$0.17

Income taxes on operating income adjustments on continuing operations are recorded at 35% as there are no permanent differences between book and taxable income relating to these adjustments.

Realized Gains (Losses) on Investments

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Realized gains (losses) on investments:
Realized gains on sales	$6,108	$8,985	$7,698	$9,205
Realized losses on sales	(8,377)	(1,017)	(8,377)	(1,603)
Total other-than-temporary impairment charges	(25)	(160)	(3,744)	(160)
Net realized investment losses	(2,294)	7,808	(4,423)	7,442
Non-credit losses included in other comprehensive income (loss)	—	—	1,522	—
Total reported in statements of operations	$(2,294)	$7,808	$(2,901)	$7,442

The level of realized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate, economic environment and timing of the sale of investments. During the three months ended June 30, 2016, we sold securities to decrease our exposure to the energy sector, resulting in realized gains of $3.9 million and realized losses of $8.4 million. See "Financial Condition - Investments" and Note 2 to our consolidated financial statements for details regarding our unrealized gains and losses on available-for-sale securities at June 30, 2016 and December 31, 2015.

Investment Credit Impairment Losses Recognized in Net Income

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)		(Dollars in thousands)
Residential mortgage-backed	$—	$—	$2,172	$—
Other	25	160	50	160
Total other-than-temporary impairment losses reported in net income	$25	$160	$2,222	$160

Other-than-temporary credit impairment losses for the six months ended June 30, 2016 were incurred within residential mortgage-backed securities due to reduced reliance on insurance credit support resulting in a decline in the present value of expected cash flows. An impairment charge was also recognized on other assets for the three and six months ended June 30, 2016 due to uncollectibility.

Financial Condition

Investments

Our investment portfolio increased 6.0% to $8,187.6 million at June 30, 2016 compared to $7,722.8 million at December 31, 2015. The portfolio increased due to positive cash flows from operating and financing activities, as well as an increase of $364.6 million of net unrealized appreciation of fixed maturities during 2016. Additional details regarding securities in an unrealized loss position at June 30, 2016 are included in the discussion that follows and in Note 2 to our consolidated financial statements. Details regarding investment impairments are discussed above in the "Realized Gains (Losses) on Investments" section under "Results of Operations."

We manage the investment portfolio to optimize risk-adjusted yield within the context of prudent asset-liability management. We evaluate multiple cash flow testing scenarios as part of this process. The Company's investment policy calls for investing primarily in high quality fixed maturities and commercial mortgage loans.

Fixed Maturity Acquisitions Selected Information

	Six months ended June 30,
	2016	2015
	(Dollars in thousands)
Cost of acquisitions:
Corporate	$144,739	$216,849
Mortgage- and asset-backed	185,644	161,747
United States Government and agencies	500	1,500
Tax-exempt municipals	8,135	29,134
Taxable municipals	15,750	32,998
Total	$354,768	$442,228
Effective annual yield	4.37%	4.22%
Credit quality
NAIC 1 designation	63.0%	58.5%
NAIC 2 designation	37.0%	40.4%
Non-investment grade	—%	1.1%
Weighted-average life in years	12.0	16.0
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

A portion of the securities acquired during the six months ended June 30, 2016 and June 30, 2015 were obtained with the proceeds from advances on our funding agreements with the FHLB. The securities acquired to support these funding agreements often carry a lower average yield than securities acquired to support our other insurance products, due to the shorter maturity and relatively low interest rate paid on those advances. In addition, certain municipal securities acquired are exempt from federal income taxes, and accordingly have a higher actual return than reflected in the yields stated above. The average yield of the securities acquired, excluding the securities supporting the funding agreements and using a tax-adjusted yield for the municipal securities, was 4.64% during the six months ended June 30, 2016 and was 4.61% during the six months ended June 30, 2015.

Investment Portfolio Summary

	June 30, 2016		December 31, 2015
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities - available for sale:
Public	$5,395,977	66.0%	$5,102,378	66.1%
144A private placement	1,403,864	17.1	1,278,017	16.5
Private placement	266,617	3.3	257,381	3.4
Total fixed maturities - available for sale	7,066,458	86.4	6,637,776	86.0
Equity securities	139,473	1.7	121,667	1.6
Mortgage loans	763,427	9.3	744,303	9.6
Real estate	1,955	—	1,955	—
Policy loans	187,439	2.2	185,784	2.4
Short-term investments	22,557	0.3	28,251	0.4
Other investments	6,323	0.1	3,017	—
Total investments	$8,187,632	100.0%	$7,722,753	100.0%

As of June 30, 2016, 95.8% (based on carrying value) of the available-for-sale fixed maturities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of June 30, 2016, no single non-investment grade holding exceeded 0.2% of total investments.

Credit Quality by NAIC Designation and Equivalent Rating

		June 30, 2016		December 31, 2015
NAIC Designation	Equivalent Rating (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$4,584,909	64.8%	$4,351,813	65.6%
2	BBB	2,188,253	31.0	2,053,484	30.9
	Total investment grade	6,773,162	95.8	6,405,297	96.5
3	BB	195,254	2.8	162,246	2.4
4	B	66,915	0.9	37,459	0.6
5	CCC	19,954	0.3	21,601	0.3
6	In or near default	11,173	0.2	11,173	0.2
	Total below investment grade	293,296	4.2	232,479	3.5
	Total fixed maturities - available for sale	$7,066,458	100.0%	$6,637,776	100.0%

(1)
Equivalent ratings are based on those provided by nationally recognized rating agencies with some exceptions for certain residential mortgage, commercial mortgage- and asset-backed securities where they are based on the expected loss of the security rather than the probability of default. This may result in a final designation being higher or lower than the equivalent credit rating.

See Note 2 to our consolidated financial statements for a summary of fixed maturities by contractual maturity date.

Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification

	June 30, 2016
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$342,147	$257,528	$22,233	$84,619	$(9,201)
Capital goods	259,061	246,916	28,641	12,145	(3,587)
Communications	147,958	127,174	14,553	20,784	(1,121)
Consumer cyclical	122,070	108,013	10,955	14,057	(522)
Consumer non-cyclical	464,159	444,397	46,336	19,762	(1,547)
Energy	486,339	310,252	27,477	176,087	(23,192)
Finance	738,365	652,478	54,195	85,887	(1,777)
Transportation	106,505	98,374	9,959	8,131	(2,150)
Utilities	872,689	849,062	124,808	23,627	(2,507)
Other	180,207	163,983	11,669	16,224	(741)
Total corporate securities	3,719,500	3,258,177	350,826	461,323	(46,345)
Mortgage- and asset-backed securities	1,742,873	1,430,740	126,383	312,133	(10,850)
United States Government and agencies	43,618	43,618	4,576	—	—
State, municipal and other governments	1,560,467	1,556,393	197,876	4,074	(1)
Total	$7,066,458	$6,288,928	$679,661	$777,530	$(57,196)

Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification

	December 31, 2015
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$328,324	$158,935	$10,434	$169,389	$(32,490)
Capital goods	240,666	179,367	15,554	61,299	(4,532)
Communications	137,290	89,237	6,930	48,053	(4,264)
Consumer cyclical	123,702	107,309	7,013	16,393	(275)
Consumer non-cyclical	404,439	237,336	16,466	167,103	(8,640)
Energy	483,988	214,232	14,748	269,756	(62,431)
Finance	722,855	533,159	37,895	189,696	(6,894)
Transportation	102,669	70,039	5,331	32,630	(3,690)
Utilities	822,297	622,549	73,894	199,748	(10,537)
Other	152,477	75,490	3,884	76,987	(4,091)
Total corporate securities	3,518,707	2,287,653	192,149	1,231,054	(137,844)
Mortgage- and asset-backed securities	1,602,620	1,147,663	87,718	454,957	(14,954)
United States Government and agencies	44,098	39,291	3,129	4,807	(81)
State, municipal and other governments	1,472,351	1,394,371	129,923	77,980	(2,183)
Total	$6,637,776	$4,868,978	$412,919	$1,768,798	$(155,062)

Gross Unrealized Gains and Gross Unrealized Losses by Energy Classification

	June 30, 2016
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Energy securities:
Midstream	$161,742	$88,411	$5,836	$73,331	$(8,174)
Oil field services	60,196	36,013	2,715	24,183	(7,368)
Independent exploration & production	120,463	62,873	5,451	57,590	(5,758)
Integrated energy	89,624	77,571	9,232	12,053	(703)
Refiners	54,314	45,384	4,243	8,930	(1,189)
Total	$486,339	$310,252	$27,477	$176,087	$(23,192)

Gross Unrealized Gains and Gross Unrealized Losses by Energy Classification

	December 31, 2015
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Energy securities:
Midstream	$131,364	$48,886	$2,727	$82,478	$(23,557)
Oil field services	72,565	23,476	1,691	49,089	(15,687)
Independent exploration & production	131,328	52,075	4,107	79,253	(12,346)
Integrated energy	123,621	76,556	5,807	47,065	(8,639)
Refiners	25,110	13,239	416	11,871	(2,202)
Total	$483,988	$214,232	$14,748	$269,756	$(62,431)

At June 30, 2016, 78.6% of our energy holdings were investment grade. Our non-investment grade holdings included oil field services with a carrying value of $31.6 million and an unrealized loss of $6.4 million and independent energy with a carrying value of $41.9 million and an unrealized loss of $2.1 million.

Non-Sovereign European Debt Exposure

	June 30, 2016		December 31, 2015
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
Italy	$19,717	$21,686	$19,713	$20,107
Spain	27,154	29,268	27,178	29,617
Ireland	14,046	15,667	14,046	15,546
Subtotal	60,917	66,621	60,937	65,270
United Kingdom	165,909	175,030	183,897	180,291
Netherlands	58,079	64,068	60,061	61,617
France	29,322	33,858	29,325	31,012
Other countries	85,464	94,429	85,520	86,620
Subtotal	338,774	367,385	358,803	359,540
Total European exposure	$399,691	$434,006	$419,740	$424,810

The table above reflects our exposure to non-sovereign European debt. This represents 6.1% of total fixed maturities as of June 30, 2016 and 6.4% as of December 31, 2015. The exposures are primarily in the industrial, financial and utility sectors. We do not own any securities issued by European governments or companies based in Greece.

Credit Quality of Available-for-Sale Fixed Maturities with Unrealized Losses

		June 30, 2016
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$323,179	41.6%	$(9,609)	16.8%
2	BBB	281,369	36.2	(20,418)	35.7
	Total investment grade	604,548	77.8	(30,027)	52.5
3	BB	98,711	12.7	(12,271)	21.5
4	B	53,834	6.9	(11,179)	19.5
5	CCC	12,527	1.6	(3,568)	6.2
6	In or near default	7,910	1.0	(151)	0.3
	Total below investment grade	172,982	22.2	(27,169)	47.5
	Total	$777,530	100.0%	$(57,196)	100.0%

		December 31, 2015
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$830,141	46.9%	$(31,439)	20.3%
2	BBB	796,367	45.0	(84,057)	54.2
	Total investment grade	1,626,508	91.9	(115,496)	74.5
3	BB	88,719	5.0	(24,938)	16.1
4	B	32,233	1.8	(7,125)	4.6
5	CCC	14,146	0.8	(6,652)	4.3
6	In or near default	7,192	0.5	(851)	0.5
	Total below investment grade	142,290	8.1	(39,566)	25.5
	Total	$1,768,798	100.0%	$(155,062)	100.0%

Available-For-Sale Fixed Maturities with Unrealized Losses by Length of Time

	June 30, 2016
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$91,160	$—	$(1,222)
Greater than three months to six months	—	62,214	—	(914)
Greater than six months to nine months	—	129,392	—	(3,871)
Greater than nine months to twelve months	13,204	64,967	(4,468)	(3,187)
Greater than twelve months	41,448	432,341	(12,987)	(30,547)
Total	$54,652	$780,074	$(17,455)	$(39,741)

Available-For-Sale Fixed Maturities with Unrealized Losses by Length of Time

	December 31, 2015
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$2,999	$780,222	$(1,229)	$(17,467)
Greater than three months to six months	25,007	151,010	(9,174)	(9,377)
Greater than six months to nine months	29,344	572,298	(9,047)	(39,654)
Greater than nine months to twelve months	36,907	60,110	(12,116)	(6,257)
Greater than twelve months	87,870	178,093	(32,804)	(17,937)
Total	$182,127	$1,741,733	$(64,370)	$(90,692)

Available-For-Sale Fixed Maturities with Unrealized Losses by Maturity Date

	June 30, 2016		December 31, 2015
	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Due in one year or less	$6	$(52)	$4,289	$(75)
Due after one year through five years	52,004	(2,708)	77,367	(9,356)
Due after five years through ten years	108,449	(7,066)	235,609	(20,499)
Due after ten years	304,938	(36,520)	996,576	(110,178)
	465,397	(46,346)	1,313,841	(140,108)
Mortgage- and asset-backed	312,133	(10,850)	454,957	(14,954)
Total	$777,530	$(57,196)	$1,768,798	$(155,062)

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

The repayment pattern on mortgage and other asset-backed securities is more variable than that of more traditional fixed maturity securities because the repayment terms are tied to underlying debt obligations that are subject to prepayments, which includes defaults. The prepayment speeds (e.g., the rate of individuals refinancing their home mortgages) can vary based on a number of economic factors that cannot be predicted with certainty. These factors include the prevailing interest rate environment and general status of the economy.

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

Our direct exposure to the Alt-A home equity and subprime first-lien sectors is limited to investments in structured securities collateralized by senior tranches of residential mortgage loans. We also have a partnership interest in two funds at June 30, 2016 and at December 31, 2015, that own securities backed by Alt-A home equity, subprime first-lien and adjustable rate mortgage collateral. The funds are reported as securities and indebtedness of related parties in our consolidated balance sheets with a fair value of $7.4 million at June 30, 2016 and $7.6 million at December 31, 2015.

Mortgage- and Asset-Backed Securities by Collateral Type

	June 30, 2016			December 31, 2015
	Amortized Cost	Carrying Value	Percent of Fixed Maturities	Amortized Cost	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Government agency	$194,468	$217,713	3.1%	$212,065	$225,886	3.4%
Prime	113,225	121,170	1.7	122,900	132,221	2.0
Alt-A	124,220	134,749	1.9	136,830	147,196	2.2
Subprime	106,674	101,329	1.4	77,255	73,064	1.1
Commercial mortgage	551,349	624,262	8.8	514,195	553,992	8.3
Non-mortgage	537,404	543,650	7.7	466,611	470,261	7.1
Total	$1,627,340	$1,742,873	24.6%	$1,529,856	$1,602,620	24.1%

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

Residential Mortgage-Backed Securities by NAIC Designation and Origination Year

	June 30, 2016
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$118,801	$123,334	$84,549	$99,460	$184,878	$203,774	$388,228	$426,568
3	—	—	11,385	9,992	—	—	11,385	9,992
5	12	12	—	—	—	—	12	12
Total	$118,813	$123,346	$95,934	$109,452	$184,878	$203,774	$399,625	$436,572

	December 31, 2015
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$133,963	$139,773	$88,142	$104,361	$200,453	$210,675	$422,558	$454,809
3	—	—	1,927	1,954	—	—	1,927	1,954
5	13	13	12,471	8,730	—	—	12,484	8,743
Total	$133,976	$139,786	$102,540	$115,045	$200,453	$210,675	$436,969	$465,506

The commercial mortgage-backed securities are primarily sequential securities. Commercial mortgage-backed securities typically have cash flows that are less subject to refinance risk than residential mortgage-backed securities principally due to prepayment restrictions on many of the underlying commercial mortgage loans.

Commercial Mortgage-Backed Securities by NAIC Designation and Origination Year

	June 30, 2016
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$9,703	$10,418	$137,985	$157,004	$361,794	$410,956	$509,482	$578,378
2	—	—	31,321	34,456	—	—	31,321	34,456
3	—	—	8,000	9,008	—	—	8,000	9,008
4	—	—	2,546	2,420	—	—	2,546	2,420
Total (1)	$9,703	$10,418	$179,852	$202,888	$361,794	$410,956	$551,349	$624,262

	December 31, 2015
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$10,413	$10,723	$139,188	$154,864	$325,046	$347,631	$474,647	$513,218
2	—	—	22,770	23,573	6,222	6,749	28,992	30,322
3	—	—	8,000	8,197	—	—	8,000	8,197
4	—	—	2,556	2,255	—	—	2,556	2,255
Total (1)	$10,413	$10,723	$172,514	$188,889	$331,268	$354,380	$514,195	$553,992

(1) The CMBS portfolio included government agency-backed securities with a carrying value of $418.9 million at June 30, 2016 and $382.8 million at December 31, 2015.

Also included in the commercial mortgage-backed securities are military housing bonds totaling $156.0 million at June 30, 2016 and $122.5 million at December 31, 2015. These bonds are used to fund the construction of multi-family homes on United States military bases. The bonds are backed by a first mortgage lien on residential military housing projects.

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

Other Asset-Backed Securities by NAIC Designation and Origination Year

	June 30, 2016
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$11,337	$10,870	$157,266	$158,912	$397,073	$398,808	$565,676	$568,590
2	2,037	2,121	12,845	12,250	69,849	71,256	84,731	85,627
3	—	—	—	—	8,727	8,806	8,727	8,806
4	211	209	—	—	1,250	1,264	1,461	1,473
5	—	—	—	—	6,400	6,400	6,400	6,400
6	1,367	3,239	8,004	7,904	—	—	9,371	11,143
Total	$14,952	$16,439	$178,115	$179,066	$483,299	$486,534	$676,366	$682,039

Other Asset-Backed Securities by NAIC Designation and Origination Year

	December 31, 2015
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$12,303	$11,962	$138,431	$141,869	$341,855	$341,899	$492,589	$495,730
2	2,261	2,366	12,888	12,421	44,914	44,841	60,063	59,628
3	—	—	—	—	8,816	8,792	8,816	8,792
4	221	218	—	—	1,250	1,210	1,471	1,428
5	—	—	—	—	6,400	6,400	6,400	6,400
6	1,367	3,958	7,986	7,186	—	—	9,353	11,144
Total	$16,152	$18,504	$159,305	$161,476	$403,235	$403,142	$578,692	$583,122

State, Municipal and Other Government Securities

State, municipal and other government securities totaled $1,560.5 million, or 22.1% of total fixed maturities, at June 30, 2016, and $1,472.4 million, or 22.2% of total fixed maturities at December 31, 2015 and include investments in general obligation, revenue and municipal housing bonds. Our investment strategy is to utilize municipal bonds in addition to corporate bonds, as we believe they provide additional diversification and have historically low default rates compared with similarly rated corporate bonds. We evaluate the credit strength of the underlying issues on both a quantitative and qualitative basis, excluding insurance, prior to acquisition. The majority of the municipal bonds we hold are investment grade credits without consideration of insurance. Our municipal bonds are well diversified by type and geography with the top exposure being water and sewer revenue bonds. We do not hold any Puerto Rico-related bonds. Exposure to the state of Illinois and municipalities within the state accounted for 1.6% of our total fixed maturities at June 30, 2016. As of June 30, 2016, our Illinois-related portfolio holdings were rated investment grade, and were trading at 114.0% of amortized cost. Our municipal bond exposure had an average rating of Aa2/AA and our holdings were trading at 114.5% of amortized cost at June 30, 2016.

Equity Securities

Equity securities totaled $139.5 million at June 30, 2016 and $121.7 million at December 31, 2015. Gross unrealized gains totaled $9.0 million and gross unrealized losses totaled $1.5 million at June 30, 2016. At December 31, 2015, gross unrealized gains totaled $6.5 million and gross unrealized losses totaled $1.2 million on these securities. The unrealized losses were primarily attributable to non-redeemable perpetual preferred securities from issuers in the financial sector. See Note 2 to our consolidated financial statements for further discussion regarding our analysis of unrealized losses related to these securities.

Mortgage Loans

Mortgage loans totaled $763.4 million at June 30, 2016 and $744.3 million at December 31, 2015. Our mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. The total number of commercial mortgage loans outstanding was 174 at June 30, 2016 and 167 at December 31, 2015. In the first six months of 2016, new loans ranged from $2.1 million to $8.8 million in size, with an average loan size of $5.1 million, an average loan term of 17 years and an average yield of 4.03%. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. The majority of our mortgage loans amortize principal, with 5.3% that are interest only loans at June 30, 2016. At June 30, 2016, the average loan-to-value of the current outstanding principal balance using the most recent appraised value was 55.2% and the weighted average debt service coverage ratio was 1.6 based on the results of our 2015 annual study. See Note 2 to our consolidated financial statements for further discussion regarding our mortgage loans.

Asset-Liability Management

Our asset-liability management program includes (i) designing and developing products that encourage persistency and help ensure targeted spreads are earned and, as a result, create a stable liability structure, and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of our insurance liabilities. The weighted average life of the fixed maturity and mortgage loan portfolio based on fair values was approximately 10.8 years at June 30, 2016 and 10.9 years at December 31, 2015. The effective duration of the fixed maturity and mortgage loan portfolios backing our annuity products was 6.1 years at June 30, 2016 and at December 31, 2015. The effective duration of our annuity liabilities was approximately 6.5 years at June 30, 2016 and 6.4 years at December 31, 2015. While it can be difficult to maintain asset and liability durations that are closely matched in a dynamic environment, we have identified various strategies that can be implemented if duration mismatches exceed acceptable tolerances.

Other Assets

Deferred acquisition costs decreased 34.6% to $219.6 million at June 30, 2016, primarily due to a $117.3 million increase in the impact of the change in net unrealized appreciation on fixed maturity securities during the period. Assets held in separate accounts decreased 3.4% to $603.7 million primarily due to policy surrenders and product charges. Cash and cash equivalents increased 325.7% to $125.5 million primarily due to normal fluctuations in timing of payments made and received.

Liabilities

Future policy benefits increased 3.4% to $6,620.8 million at June 30, 2016, primarily due to an increase in the volume of annuity and life business in force. Deferred income taxes increased 65.9% to $224.1 million primarily due to the tax impact of the change in unrealized appreciation/depreciation on investments. Liabilities related to separate accounts decreased 3.4% to $603.7 million primarily due to policy surrenders and product charges.

Stockholders' Equity

As discussed in Note 6 to our consolidated financial statements, stockholders' equity was impacted by capital deployment actions during the first quarter of 2016. We paid a special cash dividend of $2.00 per share on Class A and Class B common stock and increased our regular quarterly dividend by 5% to $0.42 per share during March 2016.

Our stockholders' equity increased 12.6% to $1,277.4 million at June 30, 2016, compared to $1,134.4 million at December 31, 2015, primarily due to the change in unrealized appreciation of fixed maturity securities during the period and net income, partially offset by dividends paid.

At June 30, 2016, FBL's common stockholders' equity was $1,274.4 million, or $51.26 per share, compared to $1,131.4 million, or $45.61 per share, at December 31, 2015. Included in stockholders' equity per common share is $11.10 at June 30, 2016 and $4.62 at December 31, 2015 attributable to accumulated other comprehensive income.

Liquidity and Capital Resources

Cash Flows

During the first six months of 2016, our operating activities generated cash flows totaling $117.1 million, consisting of net income of $50.3 million adjusted for non-cash operating revenues and expenses netting to $66.8 million. We used cash of $78.6 million in our investing activities during the 2016 period. The primary uses were $432.2 million of investment acquisitions, mostly in fixed maturity securities, partially offset by $353.8 million in sales, maturities and repayments of investments. Our financing activities provided cash of $57.5 million during the 2016 period. The primary financing source was $319.3 million in receipts from interest sensitive products credited to policyholder account balances, which was partially offset by $177.7 million for return of policyholder account balances on interest sensitive products and $70.6 million for dividends paid to stockholders.

Sources and Uses of Capital Resources

Parent company cash inflows from operations consist primarily of fees that it charges various subsidiaries and affiliates for management of their operations, expense reimbursements and tax settlements from subsidiaries and affiliates, proceeds from the exercise of employee stock options, investment income and dividends from subsidiaries, if declared and paid. Revenue sources for the parent company during the six months ended June 30, 2016 included management fees from subsidiaries and affiliates totaling $4.4 million and dividends of $55.0 million. Cash outflows are principally for salaries, taxes and other expenses related to providing management services, dividends on outstanding stock, stock repurchases and interest on our parent company debt.

As discussed in Note 6 to our consolidated financial statements, we have periodically taken advantage of opportunities to repurchase our outstanding Class A common stock through Class A common stock repurchase programs approved by our Board of Directors. At June 30, 2016, $49.5 million remains available for repurchase under the current $50.0 million Class A common stock repurchase program. Under both the current and recently expired repurchase programs, we repurchased 10,322 shares for $0.6 million during the six months ended June 30, 2016. Completion of this program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

Interest payments on our debt totaled $2.4 million for the six months ended June 30, 2016 and June 30, 2015. Interest payments on our debt outstanding at June 30, 2016 are estimated to be $2.4 million for the remainder of 2016.

Farm Bureau Life's cash inflows primarily consist of premiums; deposits to policyholder account balances; income from investments; sales, maturities and calls of investments; and repayments of investment principal. Farm Bureau Life's cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, current operating expenses and dividends. Life insurance companies generally produce a positive cash flow, which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. Continuing operations and financing activities from Farm Bureau Life relating to interest sensitive products provided funds totaling $258.9 million for the six months ended June 30, 2016 and $215.0 million for the prior year period.

Farm Bureau Life's ability to pay dividends to the parent company is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. At December 31, 2015, Farm Bureau Life’s statutory unassigned surplus was $469.6 million. There are certain additional limits on the amount of dividends that may be paid within a year without approval of the Insurance Division, Department of Commerce of the State of Iowa (the Iowa Insurance Division) as discussed in Note 7 to our consolidated financial statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K. During the remainder of 2016, the maximum amount legally available for distribution to the parent company without further regulatory approval is $45.0 million.

We paid regular cash dividends on our common and preferred stock during the six-month period ended June 30 totaling $21.0 million in 2016 and $19.9 million in 2015. In addition, we paid a special $2.00 per common share cash dividend in March 2016 totaling $49.7 million and in March 2015 totaling $49.5 million. It is anticipated that quarterly cash dividend requirements for 2016 will be $0.0075 per Series B preferred share and $0.42 per common share. The level of common stock dividends are analyzed quarterly and are dependent upon our capital and liquidity positions. In addition, alternative uses of excess capital may impact future dividend levels. Assuming these quarterly dividend rates, the common and preferred dividends would total approximately $21.0 million for the remainder of 2016. The parent company expects to have sufficient resources and cash flows to meet its interest and dividend payments throughout 2016. The parent company had available cash and investments totaling $57.4 million at June 30, 2016. FBL Financial Group, Inc. expects to rely on available cash resources, dividends from Farm Bureau Life and management fee income to make dividend payments to its stockholders and interest payments on its debt. We had no material commitments for capital expenditures as of June 30, 2016.

We manage the amount of capital held by our insurance subsidiaries to ensure we meet regulatory requirements. State laws specify regulatory actions if an insurer's risk-based capital (RBC) ratio, a measure of solvency, falls below certain levels. The NAIC has a standard formula for annually assessing RBC based on the various risk factors related to an insurance company's capital and surplus, including insurance, business, asset and interest rate risks. The insurance regulators monitor the level of RBC against a statutory "authorized control level" RBC at which point regulators have the option to assume control of the insurance company. The company action level RBC is 200% of the authorized control level and is the first point at which any action would be triggered. Our adjusted capital and RBC is reported to our insurance regulators annually based on formulas that may be revised throughout the year. We estimate our adjusted capital and RBC quarterly; however, these estimates may differ from annual results should the regulatory formulas change. As of June 30, 2016, our statutory total adjusted capital is estimated at $659.2 million, resulting in a RBC ratio of 541%, based on company action level capital of $121.8 million.

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

Our internal control over financial reporting changes from time-to-time as we modify and enhance our systems and processes to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. While changes have taken place in our internal controls during the quarter ended June 30, 2016, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

On April 8, 2016, the U.S. Department of Labor (DOL) issued regulations (the Final Rule) addressing when companies and individuals providing investment advice with respect to certain employee benefit plans or individual retirement accounts (IRAs) are considered a fiduciary under the Employee Retirement Income Security Act (ERISA) and the Internal Revenue Code. The Final Rule offers a very broad definition of fiduciary investment advice, which includes services currently offered to some of our customers with such plans or IRAs. The DOL has also issued a new set of prohibited transaction exemptions (PTEs) and amendments to existing PTEs to permit certain common fee and compensation practices to continue. Under the Final Rule the agents who sell fixed indexed annuities and the registered representatives who sell variable annuities or investment products for use in certain employee benefit plans or IRAs would be considered fiduciaries, and could subject themselves and one or more of our companies to additional disclosures, reporting, record keeping and other regulatory requirements. It is not uncommon for our customers to utilize products we offer in such plans. We believe the Final Rule will require adjustments and refinements to our current practices and procedures in order to comply with the Final Rule. We expect to sell all qualified products under PTE 2016-1, formerly known as the Best Interest Contract Exemption, or BICE. We believe that the rule will not have a material impact on sales, assuming the rule does not negatively affect customer behavior. There will be initial one-time expenses incurred to develop the processes to comply with the rule, however, our initial assessment suggests that ongoing administration costs will not be significant. The effective date of the Final Rule is June 7, 2016, but the provisions of the Final Rule will not apply until April 10, 2017. Limited additional transition relief is available until January 1, 2018, under exemptions released with the Final Rule. We continue to analyze the potential effect of the Final Rule on our businesses.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

The following table sets forth issuer purchases of equity securities for the quarter ended June 30, 2016.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2016 through April 30, 2016	—	$—	—	$50,000,000
May 1, 2016 through May 31, 2016	—	—	—	$50,000,000
June 1, 2016 through June 30, 2016	9,602	56.79	9,602	$49,454,692
Total	9,602	$56.79

Activity in this table represents Class A common shares repurchased by the Company in connection with the repurchase program announced on March 3, 2016, which will expire on March 31, 2018. The program authorizes us to make repurchases of Class A common stock in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. Completion of the program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares, if any, that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

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
101+#
Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language) from FBL Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 as follows: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Financial Statements

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

Date: August 4, 2016

FBL FINANCIAL GROUP, INC.

By	/s/ James P. Brannen
James P. Brannen
Chief Executive Officer (Principal Executive Officer)

By	/s/ Donald J. Seibel
Donald J. Seibel
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)