Form 10-Q
period 2016-09-30
FBL FINANCIAL GROUP INC
filed 2016-11-03
CIK 1012771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Title of each class	Outstanding at November 1, 2016
Class A Common Stock, without par value	24,864,085
Class B Common Stock, without par value	11,413

(This page has been intentionally left blank.)

FBL FINANCIAL GROUP, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

ITEM 1. FINANCIAL STATEMENTS

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	September 30, 2016	December 31, 2015
Assets
Investments:
Fixed maturities - available for sale, at fair value (amortized cost: 2016 - $6,559,492; 2015 - $6,379,919)	$7,217,595	$6,637,776
Equity securities - available for sale, at fair value (cost: 2016 - $129,321; 2015 - $116,336)	136,977	121,667
Mortgage loans	781,517	744,303
Real estate	1,955	1,955
Policy loans	188,536	185,784
Short-term investments	8,960	28,251
Other investments	8,342	3,017
Total investments	8,343,882	7,722,753

Cash and cash equivalents	65,386	29,490
Securities and indebtedness of related parties	135,084	134,570
Accrued investment income	84,672	78,274
Amounts receivable from affiliates	5,272	2,834
Reinsurance recoverable	107,044	103,898
Deferred acquisition costs	215,230	335,783
Value of insurance in force acquired	22,300	20,913
Current income taxes recoverable	—	2,421
Other assets	83,943	75,811
Assets held in separate accounts	605,729	625,257

Total assets	$9,668,542	$9,132,004

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

	September 30, 2016	December 31, 2015
Liabilities and stockholders' equity
Liabilities:
Future policy benefits:
Interest sensitive products	$5,008,877	$4,764,159
Traditional life insurance and accident and health products	1,683,210	1,637,322
Other policy claims and benefits	33,774	44,157
Supplementary contracts without life contingencies	330,996	339,929
Advance premiums and other deposits	260,814	254,276
Amounts payable to affiliates	771	575
Short-term debt payable to non-affiliates	—	15,000
Long-term debt payable to non-affiliates	97,000	97,000
Current income taxes	11,259	—
Deferred income taxes	231,148	135,063
Other liabilities	90,624	84,792
Liabilities related to separate accounts	605,729	625,257
Total liabilities	8,354,202	7,997,530

Stockholders' equity:
FBL Financial Group, Inc. stockholders' equity:
Preferred stock, without par value, at liquidation value - authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 24,863,246 shares in 2016 and 24,796,763 shares in 2015	152,102	149,248
Class B common stock, without par value - authorized 1,500,000 shares, issued and outstanding 11,413 shares in 2016 and 2015	72	72
Accumulated other comprehensive income	292,828	114,532
Retained earnings	866,285	867,574
Total FBL Financial Group, Inc. stockholders' equity	1,314,287	1,134,426
Noncontrolling interest	53	48
Total stockholders' equity	1,314,340	1,134,474
Total liabilities and stockholders' equity	$9,668,542	$9,132,004

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues:
Interest sensitive product charges	$25,851	$29,856	$82,989	$86,250
Traditional life insurance premiums	47,682	46,719	147,425	142,758
Net investment income	103,514	95,882	302,621	292,144
Net realized capital gains (losses) on sales of investments	646	(93)	(33)	7,509

Total other-than-temporary impairment losses	(25)	(559)	(3,769)	(719)
Non-credit portion in other comprehensive income (loss)	—	146	1,522	146
Net impairment losses recognized in earnings	(25)	(413)	(2,247)	(573)
Other income	3,616	3,543	11,480	12,097
Total revenues	181,284	175,494	542,235	540,185

Benefits and expenses:
Interest sensitive product benefits	65,882	53,940	178,860	163,121
Traditional life insurance benefits	42,121	41,604	130,059	131,967
Policyholder dividends	2,459	2,885	8,014	8,802
Underwriting, acquisition and insurance expenses	25,785	36,176	102,437	107,535
Interest expense	1,213	1,213	3,638	3,637
Other expenses	3,854	4,277	12,647	13,425
Total benefits and expenses	141,314	140,095	435,655	428,487
	39,970	35,399	106,580	111,698
Income taxes	(13,091)	(11,520)	(34,637)	(36,057)
Equity income, net of related income taxes	3,128	2,761	8,393	6,932
Net income	30,007	26,640	80,336	82,573
Net loss attributable to noncontrolling interest	10	19	7	49
Net income attributable to FBL Financial Group, Inc.	$30,017	$26,659	$80,343	$82,622

Earnings per common share	$1.20	$1.07	$3.21	$3.31
Earnings per common share - assuming dilution	$1.20	$1.06	$3.21	$3.30

Cash dividend per common share	$0.42	$0.40	$1.26	$1.20
Special cash dividend per common share	$—	$—	$2.00	$2.00

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income	$30,007	$26,640	$80,336	$82,573
Other comprehensive income (loss) (1)
Change in net unrealized investment gains/losses	16,557	(2,802)	178,815	(89,488)
Non-credit impairment losses	—	(85)	(952)	(85)
Change in underfunded status of postretirement benefit plans	149	246	433	723
Total other comprehensive income (loss), net of tax	16,706	(2,641)	178,296	(88,850)
Total comprehensive income (loss) net of tax	46,713	23,999	258,632	(6,277)
Comprehensive loss attributable to noncontrolling interest	10	19	7	49
Total comprehensive income (loss) applicable to FBL Financial Group, Inc.	$46,723	$24,018	$258,639	$(6,228)

(1)
Other comprehensive income (loss) is recorded net of deferred income taxes and other adjustments for assumed changes in deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands)

	FBL Financial Group, Inc. Stockholders' Equity
	Series B Preferred Stock	Class A and Class B Common Stock	Accumulated Other Comprehensive Income	Retained Earnings	Non- controlling Interest	Total Stockholders' Equity
Balance at January 1, 2015	$3,000	$144,697	$258,410	$846,737	$38	$1,252,882
Net income - nine months ended September 30, 2015	—	—	—	82,622	(49)	82,573
Other comprehensive loss	—	—	(88,850)	—	—	(88,850)
Issuance of common stock under compensation plans	—	3,790	—	—	—	3,790
Purchase of common stock	—	(399)	—	(3,343)	—	(3,742)
Dividends on preferred stock	—	—	—	(112)	—	(112)
Dividends on common stock	—	—	—	(79,274)	—	(79,274)
Receipts related to noncontrolling interest	—	—	—	—	42	42
Balance at September 30, 2015	$3,000	$148,088	$169,560	$846,630	$31	$1,167,309

Balance at January 1, 2016	$3,000	$149,320	$114,532	$867,574	$48	$1,134,474
Net income - nine months ended September 30, 2016	—	—	—	80,343	(7)	80,336
Other comprehensive income	—	—	178,296	—	—	178,296
Issuance of common stock under compensation plans	—	2,917	—	—	—	2,917
Purchase of common stock	—	(63)	—	(523)	—	(586)
Dividends on preferred stock	—	—	—	(112)	—	(112)
Dividends on common stock	—	—	—	(80,997)	—	(80,997)
Receipts related to noncontrolling interest	—	—	—	—	12	12
Balance at September 30, 2016	$3,000	$152,174	$292,828	$866,285	$53	$1,314,340

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Nine months ended September 30,
	2016	2015
Operating activities
Net income	$80,336	$82,573
Adjustments to reconcile net income to net cash provided by operating activities:
Interest credited to account balances	114,046	113,783
Charges for mortality, surrenders and administration	(83,311)	(81,011)
Net realized (gains) losses on investments	2,280	(6,936)
Change in fair value of derivatives	1,846	292
Increase in liabilities for life insurance and other future policy benefits	69,127	39,037
Deferral of acquisition costs	(31,279)	(30,682)
Amortization of deferred acquisition costs and value of insurance in force	21,869	28,617
Change in reinsurance recoverable	(3,146)	(1,598)
Provision for deferred income taxes	74	(4,818)
Other	(694)	4,126
Net cash provided by operating activities	171,148	143,383

Investing activities
Sales, maturities or repayments:
Fixed maturities - available for sale	445,158	471,774
Equity securities - available for sale	4,885	13,620
Mortgage loans	61,959	32,841
Derivative instruments	1,309	3,078
Policy loans	26,642	26,615
Securities and indebtedness of related parties	8,194	18,091
Acquisitions:
Fixed maturities - available for sale	(610,152)	(680,727)
Equity securities - available for sale	(9,259)	(23,022)
Mortgage loans	(106,455)	(97,510)
Derivative instruments	(4,943)	(2,675)
Policy loans	(29,394)	(29,466)
Securities and indebtedness of related parties	(12,826)	(22,930)
Short-term investments, net change	19,291	31,271
Purchases and disposals of property and equipment, net	(8,857)	(8,330)
Net cash used in investing activities	(214,448)	(267,370)

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Nine months ended September 30,
	2016	2015
Financing activities
Contract holder account deposits	$431,264	$476,664
Contract holder account withdrawals	(257,907)	(316,925)
Repayments of debt	(15,000)	—
Receipts related to noncontrolling interests, net	12	42
Excess tax deductions on stock-based compensation	576	1,088
Issuance or repurchase of common stock, net	1,360	(1,491)
Dividends paid	(81,109)	(79,386)
Net cash provided by financing activities	79,196	79,992
Increase (decrease) in cash and cash equivalents	35,896	(43,995)
Cash and cash equivalents at beginning of period	29,490	76,632
Cash and cash equivalents at end of period	$65,386	$32,637

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$3,641	$3,638
Income taxes	7,701	16,501

See accompanying notes.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2016

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

Operating results for the quarter ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. We encourage you to refer to the notes to our consolidated financial statements included in Item 8 of our 2015 Form 10-K for a complete description of our material accounting policies. Also included in the Form 10-K is a description of areas of judgments and estimates and other information necessary to understand our financial position and results of operations.

Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (FASB) issued guidance that amends existing consolidation guidance. The decision to consolidate an entity that a company has an ownership stake in is based on one of two consolidation models: the voting interest entity model and the variable interest entity model. The new guidance revises certain criteria used to determine which consolidation model to use, as well as the criteria considered in each model to determine whether consolidation is required. We adopted the new guidance on January 1, 2016. Adoption of the guidance had no impact on our financial statements as it did not alter any of our prior consolidation decisions. Adoption did result in certain entities that were previously evaluated under the voting interest entity model to be evaluated under the variable interest entity model. See Note 2 for details regarding our variable interest entities.

In March 2016, the FASB issued guidance that will impact the accounting for share-based compensation. The guidance will impact several areas including the accounting for excess tax benefits and deficiencies, classification of excess tax benefits within the consolidated statement of cash flows, and the accounting for forfeitures. The guidance becomes effective for fiscal years beginning after December 15, 2016. Certain requirements must be adopted prospectively, while others are required to be adopted on a modified prospective basis, or retroactively. We expect the impact of this new guidance on our consolidated financial statements to be immaterial given our limited use of share-based compensation impacted by the new guidance.

In January 2016, the FASB issued guidance that amends certain aspects of the recognition and measurement of financial instruments. The new guidance primarily affects the accounting for equity investments, the presentation and disclosure requirements for financial instruments and the methodology for assessing the need for a valuation allowance on deferred tax assets resulting from unrealized losses on available-for-sale fixed maturity securities. The guidance becomes effective for fiscal years beginning after December 15, 2017. We are currently evaluating the impact of this guidance on our consolidated financial statements. We currently anticipate that the primary impact will be in the recognition of gains or losses from changes in our equity security investments through the statement of operations, rather than as unrealized gains or losses reflected in other comprehensive income. Note 2 provides further information as to our current level of unrealized gains or losses on these securities.

In May 2014, the FASB issued guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, which supersedes most current revenue recognition guidance, including industry-specific guidance. Although insurance contracts are specifically excluded from the scope of this guidance, almost all entities will be affected to some extent by the significant increase in required disclosures. The new guidance is based on the principle that an entity should recognize revenue to reflect the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard, which becomes effective for fiscal years beginning after December 15, 2017; early adoption is not permitted. We currently do not expect that the adoption of this new guidance will have a material impact on our consolidated financial statements as our non-insurance contract revenues, primarily net commissions on products we broker, are insignificant.

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

In June 2016, the FASB issued guidance amending the accounting for the credit impairment of financial instruments. Under the new guidance, impairment losses are required to be estimated using an expected loss model under which a valuation allowance is established and adjusted over time. The valuation allowance will be based on the probability of loss over the life of the instrument, considering historical, current and forecasted information. The new guidance differs significantly from the incurred loss model used today, and will result in the earlier recognition of impairment losses. The new guidance will also increase the volatility of earnings to the extent actual results differ from the assumptions used in the establishment of the valuation allowance. The financial instruments for which we will be required to use the new model include but are not limited to, mortgage loans, lease receivables and reinsurance recoverables. Our available-for-sale fixed maturities will continue to apply the incurred loss model, however, rather than impairment losses resulting in a permanent reduction of carrying value as they do today, such losses will be in the form of a valuation allowance, which can be increased in the case of future credit losses or decreased should conditions improve. The guidance becomes effective for fiscal years beginning after December 15, 2019, with early adoption permitted on January 1, 2019. We are currently evaluating the impact of this new guidance on our consolidated financial statements, but expect that it will be material.

2. Investment Operations

Fixed Maturity and Equity Securities

Available-For-Sale Fixed Maturity and Equity Securities by Investment Category

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit losses on other-than-temporary impairments (1)
	(Dollars in thousands)
Fixed maturities:
Corporate (2)	$3,489,801	$372,926	$(28,920)	$3,833,807	$285
Residential mortgage-backed	400,918	38,737	(2,428)	437,227	(876)
Commercial mortgage-backed	545,186	73,194	(240)	618,140	—
Other asset-backed	725,289	13,822	(4,460)	734,651	4,044
United States Government and agencies	38,632	4,243	—	42,875	—
State, municipal and other governments	1,359,666	191,677	(448)	1,550,895	—
Total fixed maturities	$6,559,492	$694,599	$(36,496)	$7,217,595	$3,453

Equity securities:
Non-redeemable preferred stocks	$100,041	$8,644	$(1,100)	$107,585
Common stocks	29,280	112	—	29,392
Total equity securities	$129,321	$8,756	$(1,100)	$136,977

Available-For-Sale Fixed Maturity and Equity Securities by Investment Category

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit losses on other-than-temporary impairments (1)
	(Dollars in thousands)
Fixed maturities:
Corporate (2)	$3,464,402	$192,149	$(137,844)	$3,518,707	$351
Residential mortgage-backed	436,969	33,880	(5,343)	465,506	(3,584)
Commercial mortgage-backed	514,195	42,284	(2,487)	553,992	—
Other asset-backed	578,692	11,554	(7,124)	583,122	3,058
United States Government and agencies	41,050	3,129	(81)	44,098	—
State, municipal and other governments	1,344,611	129,923	(2,183)	1,472,351	—
Total fixed maturities	$6,379,919	$412,919	$(155,062)	$6,637,776	$(175)

Equity securities:
Non-redeemable preferred stocks	$87,029	$6,095	$(1,173)	$91,951
Common stocks	29,307	450	(41)	29,716
Total equity securities	$116,336	$6,545	$(1,214)	$121,667

(1)
Non-credit losses, subsequent to the initial impairment measurement date, on other-than-temporary impairment (OTTI) losses are included in the gross unrealized gains and gross unrealized losses columns above. The non-credit loss component of OTTI losses for corporate and other asset-backed securities were in an unrealized gain position at September 30, 2016 and December 31, 2015 due to increases in estimated fair value subsequent to initial recognition of non-credit losses on such securities.

(2)
Corporate securities include hybrid preferred securities with a carrying value of $26.9 million at September 30, 2016 and $43.5 million at December 31, 2015. Corporate securities also include redeemable preferred stock with a carrying value of $25.9 million at September 30, 2016 and $24.8 million at December 31, 2015.

Available-For-Sale Fixed Maturities by Maturity Date

	September 30, 2016
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$75,477	$77,053
Due after one year through five years	749,459	817,473
Due after five years through ten years	767,278	822,740
Due after ten years	3,295,885	3,710,311
	4,888,099	5,427,577
Mortgage-backed and other asset-backed	1,671,393	1,790,018
Total fixed maturities	$6,559,492	$7,217,595

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Fixed maturities not due at a single maturity date have been included in the above table in the year of final contractual maturity.

Net Unrealized Gains (Losses) on Investments in Accumulated Other Comprehensive Income

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Net unrealized appreciation on:
Fixed maturities - available for sale	$658,103	$257,857
Equity securities - available for sale	7,655	5,331
	665,758	263,188
Adjustments for assumed changes in amortization pattern of:
Deferred acquisition costs	(207,140)	(73,735)
Value of insurance in force acquired	145	(3,087)
Unearned revenue reserve	11,737	3,352
Adjustments for assumed changes in policyholder liabilities	(11,217)	(4,090)
Provision for deferred income taxes	(160,747)	(64,955)
Net unrealized investment gains	$298,536	$120,673

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

Fixed Maturity and Equity Securities with Unrealized Losses by Length of Time

	September 30, 2016
	Less than one year		One year or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$148,699	$(5,643)	$218,384	$(23,277)	$367,083	$(28,920)	79.2%
Residential mortgage-backed	27,082	(603)	24,647	(1,825)	51,729	(2,428)	6.7
Commercial mortgage-backed	6,512	(53)	6,977	(187)	13,489	(240)	0.7
Other asset-backed	121,800	(566)	91,575	(3,894)	213,375	(4,460)	12.2
State, municipal and other governments	14,658	(448)	—	—	14,658	(448)	1.2
Total fixed maturities	$318,751	$(7,313)	$341,583	$(29,183)	$660,334	$(36,496)	100.0%

Equity securities:
Non-redeemable preferred stocks	$—	$—	$13,463	$(1,100)	$13,463	$(1,100)
Total equity securities	$—	$—	$13,463	$(1,100)	$13,463	$(1,100)

Fixed Maturity and Equity Securities with Unrealized Losses by Length of Time

	December 31, 2015
	Less than one year		One year or more		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$1,115,324	$(96,062)	$115,730	$(41,782)	$1,231,054	$(137,844)	88.9%
Residential mortgage-backed	21,646	(725)	26,537	(4,618)	48,183	(5,343)	3.4
Commercial mortgage-backed	48,424	(1,947)	7,657	(540)	56,081	(2,487)	1.6
Other asset-backed	285,395	(3,323)	65,298	(3,801)	350,693	(7,124)	4.6
United States Government and agencies	4,807	(81)	—	—	4,807	(81)	0.1
State, municipal and other governments	77,980	(2,183)	—	—	77,980	(2,183)	1.4
Total fixed maturities	$1,553,576	$(104,321)	$215,222	$(50,741)	$1,768,798	$(155,062)	100.0%

Equity securities:
Non-redeemable preferred stocks	$21,280	$(573)	$4,400	$(600)	$25,680	$(1,173)
Common stocks	1,428	(41)	—	—	1,428	(41)
Total equity securities	$22,708	$(614)	$4,400	$(600)	$27,108	$(1,214)

Fixed maturities in the above tables include 216 securities from 177 issuers at September 30, 2016 and 542 securities from 435 issuers at December 31, 2015.

Unrealized losses decreased during the nine-month period of 2016 due primarily to a decrease in treasury rates as well as a decrease in credit spreads, particularly in the energy sector. We do not consider securities to be OTTI when the market decline is attributable to factors such as interest rate movements, market volatility, liquidity, spread widening and credit quality when recovery of all amounts due under the contractual terms of the security is anticipated. Based on our intent not to sell or our belief that we will not be required to sell these securities before recovery of their amortized cost basis, we do not consider these investments to be OTTI at September 30, 2016. We will monitor the investment portfolio for future changes in issuer facts and circumstances that could result in future impairments beyond those currently identified.

Excluding mortgage- and asset-backed securities, no securities from the same issuer had an aggregate unrealized loss in excess of $2.8 million at September 30, 2016, with the largest unrealized loss from an electricity provider. With respect to mortgage- and asset-backed securities not backed by the United States Government, our largest aggregate unrealized loss from the same issuer at September 30, 2016 was $1.1 million, consisting of two different securities that are backed by different pools of Alt-A residential mortgage loans. Both securities are rated non-investment grade and the largest unrealized loss totaled $0.7 million.

As described more fully in Note 1 to our consolidated financial statements included in Item 8 of our 2015 Form 10-K, we perform a regular evaluation of all investment classes for impairment, including fixed maturity securities and equity securities, in order to evaluate whether such investments are OTTI.

Credit Loss Component of Other-Than-Temporary Impairments on Fixed Maturities

	Nine months ended September 30,
	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$(11,498)	$(16,772)
Increases to previously impaired investments	(2,172)	(363)
Reductions due to investments sold	1,054	757
Balance at end of period	$(12,616)	$(16,378)

The table above sets forth the amount of credit loss impairments on fixed maturities held by the Company as of the dates indicated for which a portion of the OTTI was recognized in other comprehensive income (loss) and corresponding changes in such amounts.

Realized Gains (Losses) - Recorded in Income

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Realized gains (losses) on sales of investments
Fixed maturities:
Gross gains	$—	$136	$7,379	$2,884
Gross losses	—	(229)	(8,378)	(1,832)
Equity securities	529	—	529	—
Securities and indebtedness of related parties	117	—	437	6,457
	646	(93)	(33)	7,509
Impairment losses recognized in earnings:
Credit-related portion of fixed maturity losses (1)	—	(363)	(2,172)	(363)
Other credit-related	(25)	(50)	(75)	(210)
Net realized losses on investments recorded in income	$621	$(506)	$(2,280)	$6,936

(1)
Amount represents the credit-related losses recognized for fixed maturities that were impaired to the present value of estimated future cash flows through income but not written down to fair value. As discussed above, the non-credit portion of the losses have been recognized in other comprehensive income (loss).

Proceeds from sales of fixed maturities totaled $104.7 million during the nine months ended September 30, 2016 and $88.3 million during the nine months ended September 30, 2015.

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

Any loan delinquent on contractual payments is considered non-performing. At September 30, 2016 and December 31, 2015, there were no non-performing loans over 90 days past due on contractual payments. Mortgage loans are placed on non-accrual status if we have concerns regarding the collectability of future payments. Interest income on non-performing loans is generally recognized on a cash basis. Once mortgage loans are classified as nonaccrual loans, the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan has been restructured such that the collection of interest is considered likely. At September 30, 2016, we had committed to provide additional funding for mortgage loans totaling $33.4 million. These commitments arose in the normal course of business at terms that are comparable to similar investments.

Mortgage Loans by Collateral Type

	September 30, 2016		December 31, 2015
Collateral Type	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
Office	$364,698	46.7%	$333,400	44.8%
Retail	220,917	28.3	227,039	30.5
Industrial	141,948	18.1	133,085	17.9
Other	53,954	6.9	50,779	6.8
Total	$781,517	100.0%	$744,303	100.0%

Mortgage Loans by Geographic Location within the United States

	September 30, 2016		December 31, 2015
Region of the United States	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
South Atlantic	$247,524	31.7%	$233,522	31.4%
West North Central	103,101	13.2	102,555	13.8
Pacific	100,304	12.8	100,188	13.4
East North Central	91,914	11.8	86,019	11.5
Mountain	80,873	10.4	78,750	10.6
West South Central	61,266	7.8	66,677	9.0
Other	96,535	12.3	76,592	10.3
Total	$781,517	100.0%	$744,303	100.0%

Mortgage Loans by Loan-to-Value Ratio

	September 30, 2016		December 31, 2015
Loan-to-Value Ratio	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
0% - 50%	$269,366	34.5%	$264,605	35.6%
51% - 60%	182,855	23.4	169,045	22.7
61% - 70%	266,845	34.1	234,544	31.5
71% - 80%	45,117	5.8	67,072	9.0
81% - 90%	17,334	2.2	9,037	1.2
Total	$781,517	100.0%	$744,303	100.0%

The loan-to-value ratio is determined using the most recent appraised value. Appraisals are updated periodically when there is indication of a possible significant collateral decline or there are loan modifications or refinance requests.

Mortgage Loans by Year of Origination

	September 30, 2016		December 31, 2015
Year of Origination	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
2016	$105,923	13.6%	$—	—%
2015	151,727	19.4	154,582	20.9
2014	81,477	10.4	83,546	11.2
2013	70,554	9.0	79,879	10.7
2012	63,806	8.2	65,817	8.8
2011 and prior	308,030	39.4	360,479	48.4
Total	$781,517	100.0%	$744,303	100.0%

Impaired Mortgage Loans

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Unpaid principal balance	$21,542	$21,766
Less:
Related allowance	(766)	(851)
Discount	—	(87)
Carrying value of impaired mortgage loans	$20,776	$20,828

Allowance on Mortgage Loans
	Nine months ended September 30,
	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$851	$857
Charge offs	(85)	(6)
Balance at end of period	$766	$851

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

There were no loan modifications during the nine months ended September 30, 2016 or 2015.

Low Income Housing Tax Credit Investments (LIHTC)

We invest in non-guaranteed federal LIHTC, which are included in securities and indebtedness of related parties on the balance sheet. The carrying value of these investments totaled $92.2 million at September 30, 2016 and $94.2 million at December 31, 2015. There were no impairment losses recorded on these investments during the third quarter of 2016 or 2015. We use the equity method of accounting for these investments and recorded the following in our consolidated statement of operations.

LIHTC Equity Income (Loss), Net of Related Income Taxes
	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Equity losses from LIHTC	$(1,811)	$(1,554)	$(5,858)	$(5,396)
Income tax benefits:
Tax benefits from equity losses	634	544	2,050	1,889
Investment tax credits	3,581	3,434	10,583	10,109
Equity income from LIHTC, net of related income tax benefits	$2,404	$2,424	$6,775	$6,602

At September 30, 2016, we had committed to provide additional funds for limited partnerships and limited liability companies in which we invest. The amounts of these unfunded commitments totaled $29.8 million, including $4.5 million for LIHTC commitments, which are summarized by year in the following table.

LIHTC Commitments by Year
September 30, 2016
(Dollars in thousands)
2016	$2,372
2017	1,164
2018-2024	968
Total	$4,504

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

There were no circumstances that occurred during the reporting period that resulted in any changes in our decision not to consolidate any of our VIEs. We also have not provided additional support or other guarantees that was not previously contractually required (financial or otherwise) to any of the VIEs as of September 30, 2016 or December 31, 2015.

VIE Investments by Category

	September 30, 2016		December 31, 2015
	Carrying Value	Maximum Exposure to Loss	Carrying Value (1)	Maximum Exposure to Loss (1)
	(Dollars in thousands)
LIHTC	$92,238	$96,742	$94,170	$102,626
Investment companies	21,077	40,108	20,004	35,604
Real estate limited partnerships	10,122	14,624	9,554	15,610
Other	236	2,037	637	2,448
Total	$123,673	$153,511	$124,365	$156,288

(1)	Prior year values have been restated for comparability with the amounts as presented under the new accounting guidance discussed in Note 1.

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

Derivatives Instruments by Type
	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Assets
Freestanding derivatives:
Call options (reported in other investments)	$7,658	$2,331
Embedded derivatives:
Modified coinsurance (reported in reinsurance recoverable)	4,045	2,636
Interest-only security (reported in fixed maturities)	3,091	4,551
Total assets	$14,794	$9,518

Liabilities
Embedded derivatives:
Index annuity and universal life products (reported in liability for future policy benefits)	$15,469	$9,374
Modified coinsurance agreements (reported in other liabilities)	368	56
Total liabilities	$15,837	$9,430

Derivative Income (Loss)
	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Change in fair value of free standing derivatives:
Call options	$1,897	$(1,948)	$4,186	$(2,632)
Change in fair value of embedded derivatives:
Modified coinsurance agreements	270	(423)	1,097	(629)
Interest-only security	14	—	(451)	—
Index annuity and universal life products	(669)	1,575	(3,358)	1,792
Call option amortization	(1,509)	(821)	(3,983)	(2,177)
Call option proceeds	1,234	771	1,308	2,724
Total income (loss) from derivatives	$1,237	$(846)	$(1,201)	$(922)

Derivative income (loss) is reported in net investment income except for the change in fair value of the embedded derivatives on our index annuity and universal life products, which is reported in interest sensitive product benefits.

The call options are supported by securities collateral received of $4.9 million at September 30, 2016, which is held in a separate custodial account. Subject to certain constraints, we are permitted to sell or re-pledge this collateral, but do not have legal rights to the collateral; accordingly, it has not been recorded on our balance sheet. At September 30, 2016, none of the collateral had been sold or re-pledged. All of our counterparties are rated A- or better by a nationally recognized statistical rating organization.

3. Fair Values

The carrying and estimated fair values of our financial instruments are as follows:

Fair Values and Carrying Values

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Assets
Fixed maturities - available for sale	$7,217,595	$7,217,595	$6,637,776	$6,637,776
Equity securities - available for sale	136,977	136,977	121,667	121,667
Mortgage loans	781,517	832,253	744,303	780,624
Policy loans	188,536	245,466	185,784	230,153
Other investments	8,257	9,615	2,331	2,331
Cash, cash equivalents and short-term investments	74,346	74,346	57,741	57,741
Reinsurance recoverable	4,045	4,045	2,636	2,636
Assets held in separate accounts	605,729	605,729	625,257	625,257

Liabilities
Future policy benefits	$3,955,609	$3,981,706	$3,750,186	$3,618,145
Supplementary contracts without life contingencies	330,996	342,055	339,929	339,717
Advance premiums and other deposits	252,661	252,661	245,269	245,269
Short-term debt	—	—	15,000	15,000
Long-term debt	97,000	70,616	97,000	68,133
Other liabilities	368	368	56	56
Liabilities related to separate accounts	605,729	602,134	625,257	620,676

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

Level 2 equity securities consist of common stock issued by the Federal Home Loan Bank of Des Moines (FHLB), with estimated fair value based on the current redemption value of the shares, and non-redeemable preferred stock. Estimated fair value for the non-redeemable preferred stock is obtained from external pricing sources using a matrix pricing approach.

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

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels

	September 30, 2016
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Fixed maturities:
Corporate securities	$—	$3,778,875	$54,932	$3,833,807
Residential mortgage-backed securities	—	437,227	—	437,227
Commercial mortgage-backed securities	—	521,441	96,699	618,140
Other asset-backed securities	—	665,874	68,777	734,651
United States Government and agencies	12,964	20,693	9,218	42,875
State, municipal and other governments	—	1,550,895	—	1,550,895
Non-redeemable preferred stocks	—	99,873	7,712	107,585
Common stocks	2,971	26,421	—	29,392
Other investments	—	7,658	—	7,658
Cash, cash equivalents and short-term investments	74,346	—	—	74,346
Reinsurance recoverable	—	4,045	—	4,045
Assets held in separate accounts	605,729	—	—	605,729
Total assets	$696,010	$7,113,002	$237,338	$8,046,350

Liabilities
Future policy benefits - index annuity embedded derivatives	$—	$—	$15,469	$15,469
Other liabilities	—	368	—	368
Total liabilities	$—	$368	$15,469	$15,837

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels

	December 31, 2015
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Fixed maturities:
Corporate securities	$—	$3,469,631	$49,076	$3,518,707
Residential mortgage-backed securities	—	461,777	3,729	465,506
Commercial mortgage-backed securities	—	465,812	88,180	553,992
Other asset-backed securities	—	527,565	55,557	583,122
United States Government and agencies	14,760	20,612	8,726	44,098
State, municipal and other governments	—	1,472,351	—	1,472,351
Non-redeemable preferred stocks	—	84,480	7,471	91,951
Common stocks	4,728	24,988	—	29,716
Other investments	—	2,331	—	2,331
Cash, cash equivalents and short-term investments	57,741	—	—	57,741
Reinsurance recoverable	—	2,636	—	2,636
Assets held in separate accounts	625,257	—	—	625,257
Total assets	$702,486	$6,532,183	$212,739	$7,447,408

Liabilities
Future policy benefits - index annuity embedded derivatives	$—	$—	$9,374	$9,374
Other liabilities	—	56	—	56
Total liabilities	$—	$56	$9,374	$9,430

Level 3 Fixed Maturities by Valuation Source - Recurring Basis

	September 30, 2016
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$18,361	$36,571	$54,932
Commercial mortgage-backed securities	96,699	—	96,699
Other asset-backed securities	48,317	20,460	68,777
United States Government and agencies	—	9,218	9,218
Total	$163,377	$66,249	$229,626
Percent of total	71.1%	28.9%	100.0%

	December 31, 2015
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$17,208	$31,868	$49,076
Residential mortgage-backed securities	—	3,729	3,729
Commercial mortgage-backed securities	88,180	—	88,180
Other asset-backed securities	35,420	20,137	55,557
United States Government and agencies	—	8,726	8,726
Total	$140,808	$64,460	$205,268
Percent of total	68.6%	31.4%	100.0%

Quantitative Information about Level 3 Fair Value Measurements - Recurring Basis

	September 30, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$42,947	Discounted cash flow	Credit spread	0.98% - 11.00% (6.93%)
Commercial mortgage-backed	96,699	Discounted cash flow	Credit spread	1.10% - 4.15% (2.96%)
Other asset-backed securities	11,814	Discounted cash flow	Credit spread	1.14% - 5.70% (4.03%)
United States Government and agencies	9,218	Discounted cash flow	Credit spread	1.65% (1.65%)
Non-redeemable preferred stocks	7,712	Discounted cash flow	Credit spread	4.50% (4.50%)
Total assets	$168,390

Liabilities
Future policy benefits - index annuity embedded derivatives	$15,469	Discounted cash flow	Credit risk Risk margin	0.77% - 2.22% (1.35%) 0.15% - 0.40% (0.25%)

	December 31, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$33,508	Discounted cash flow	Credit spread	1.16% - 17.50% (11.26%)
Commercial mortgage-backed	71,100	Discounted cash flow	Credit spread	1.10% - 4.15% (3.12%)
Other asset-backed securities	13,737	Discounted cash flow	Credit spread	1.25% - 7.90% (5.61%)
United States Government and agencies	8,727	Discounted cash flow	Credit spread	2.59% (2.59%)
Non-redeemable preferred stocks	7,471	Discounted cash flow	Credit spread	4.55% (4.55%)
Total assets	$134,543

Liabilities
Future policy benefits - index annuity embedded derivatives	$9,374	Discounted cash flow	Credit risk Risk margin	0.80% - 2.25% (1.45%) 0.15% - 0.40% (0.25%)

The tables above exclude certain securities for which the fair value was based on non-binding broker quotes where we could not reasonably obtain the quantitative unobservable inputs.

Level 3 Financial Instruments Changes in Fair Value - Recurring Basis

	September 30, 2016
				Realized and unrealized gains (losses), net
	Balance, December 31, 2015	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Amort-ization included in net income	Balance, September 30, 2016
	(Dollars in thousands)
Assets
Corporate securities	$49,076	$2,000	$(9,500)	$—	$243	$26,738	$(13,572)	$(53)	$54,932
Residential mortgage-backed securities	3,729	—	(3,722)	—	(137)	—	—	130	—
Commercial mortgage-backed securities	88,180	18,826	(1,052)	—	7,093	—	(16,418)	70	96,699
Other asset-backed securities	55,557	46,010	(5,864)	—	691	30,098	(57,738)	23	68,777
United States Government and agencies	8,726	—	—	—	486	—	—	6	9,218
State, municipal and other governments	—	—	—	—	108	2,393	(2,501)	—	—
Non-redeemable preferred stocks	7,471	—	—	—	241	—	—	—	7,712
Total assets	$212,739	$66,836	$(20,138)	$—	$8,725	$59,229	$(90,229)	$176	$237,338

Liabilities
Future policy benefits - index annuity embedded derivatives	$9,374	$4,533	$(73)	$1,635	$—	$—	$—	$—	$15,469
Total liabilities	$9,374	$4,533	$(73)	$1,635	$—	$—	$—	$—	$15,469

Level 3 Financial Instruments Changes in Fair Value - Recurring Basis

	September 30, 2015
				Realized and unrealized gains (losses), net
	Balance, December 31, 2014	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Amort-ization included in net income	Balance, September 30, 2015
	(Dollars in thousands)
Assets
Corporate securities	$64,239	$12,993	$(16,061)	$—	$(4,321)	$18,451	$(25,174)	$583	$50,710
Residential mortgage-backed securities	—	19,353	—	—	273	—	(13,667)	5	5,964
Commercial mortgage-backed securities	77,891	17,286	(688)	—	(2,088)	—	(2,334)	79	90,146
Other asset-backed securities	116,141	46,216	(5,225)	—	(324)	—	(98,759)	(3)	58,046
United States Government and agencies	9,065	—	—	—	(61)	—	—	5	9,009
Non-redeemable preferred stocks	8,054	—	—	—	(270)	—	—	—	7,784
Total assets	$275,390	$95,848	$(21,974)	$—	$(6,791)	$18,451	$(139,934)	$669	$221,659

Liabilities
Future policy benefits - index annuity embedded derivatives	$8,681	$3,219	$(713)	$(2,746)	$—	$—	$—	$—	$8,441
Total liabilities	$8,681	$3,219	$(713)	$(2,746)	$—	$—	$—	$—	$8,441

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

Valuation of our Financial Instruments Not Reported at Fair Value by Hierarchy Levels

	September 30, 2016
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$832,253	$832,253
Policy loans	—	—	245,466	245,466
Other investments	—	—	1,957	1,957
Total assets	$—	$—	$1,079,676	$1,079,676

Liabilities
Future policy benefits	$—	$—	$3,966,239	$3,966,239
Supplementary contracts without life contingencies	—	—	342,055	342,055
Advance premiums and other deposits	—	—	252,661	252,661
Long-term debt	—	—	70,616	70,616
Liabilities related to separate accounts	—	—	602,134	602,134
Total liabilities	$—	$—	$5,233,705	$5,233,705

	December 31, 2015
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$780,624	$780,624
Policy loans	—	—	230,153	230,153
Total assets	$—	$—	$1,010,777	$1,010,777

Liabilities
Future policy benefits	$—	$—	$3,608,771	$3,608,771
Supplementary contracts without life contingencies	—	—	339,717	339,717
Advance premiums and other deposits	—	—	245,269	245,269
Short-term debt	—	—	15,000	15,000
Long-term debt	—	—	68,133	68,133
Liabilities related to separate accounts	—	—	620,676	620,676
Total liabilities	$—	$—	$4,897,566	$4,897,566

Level 3 Financial Instruments Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis, generally mortgage loans or real estate that have been deemed to be impaired during the reporting period. There were no mortgage loans or real estate impaired to fair value during the quarters ended September 30, 2016 or September 30, 2015.

4. Defined Benefit Plan

We participate with several affiliates and an unaffiliated organization in various defined benefit plans, including a multiemployer plan. Our share of net periodic pension cost for the plans is recorded as expense in our consolidated statements of operations.

Components of Net Periodic Pension Cost for FBL and Affiliates Combined - Multiemployer Plan

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Service cost	$1,448	$1,488	$4,344	$4,464
Interest cost	3,612	3,300	10,836	9,900
Expected return on assets	(4,466)	(4,463)	(13,398)	(13,389)
Amortization of prior service cost	36	36	108	108
Amortization of actuarial loss	2,358	2,598	7,074	7,794
Effect of settlement	—	2,944	—	7,434
Net periodic pension cost	$2,988	$5,903	$8,964	$16,311

FBL Financial Group, Inc. share of net periodic pension costs	$952	$1,913	$2,856	$5,286

Pension settlement charges are recognized when total cash payments for lump sum distributions exceed the sum of the service and interest cost for the year.

Components of Net Periodic Pension Cost for FBL and Affiliates Combined - Other Plans

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Service cost	$83	$109	$251	$327
Interest cost	242	250	724	750
Amortization of prior service cost	—	(3)	—	(9)
Amortization of actuarial loss	229	382	689	1,146
Net periodic pension cost	$554	$738	$1,664	$2,214

FBL Financial Group, Inc. share of net periodic pension costs	$315	$418	$945	$1,254

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

6. Stockholders' Equity

Share Repurchases

During 2014 and 2016, our Board of Directors approved programs to repurchase our Class A common stock. These repurchase programs authorize us to make repurchases in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. In connection with the Class A repurchase programs, we repurchased 10,322 shares for $0.6 million during the nine months ended September 30, 2016 and 66,904 shares for $3.7 million during the nine months ended September 30, 2015. At September 30, 2016, $49.5 million remains available for repurchase under the program announced in 2016. Completion of this program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

Special Dividend

In March 2016, the Board of Directors approved a special $2.00 per share cash dividend payable to Class A and Class B common shareholders totaling $49.7 million. In March 2015, the Board of Directors approved a special $2.00 per share cash dividend payable to Class A and Class B common shareholders totaling $49.5 million.

Reconciliation of Outstanding Common Stock
	Class A		Class B		Total
	Shares	Dollars	Shares	Dollars	Shares	Dollars
	(Dollars in thousands)
Outstanding at January 1, 2015	24,703,903	$144,625	11,413	$72	24,715,316	$144,697
Issuance of common stock under compensation plans	129,513	3,790	—	—	129,513	3,790
Purchase of common stock	(66,904)	(399)	—	—	(66,904)	(399)
Outstanding at September 30, 2015	24,766,512	$148,016	11,413	$72	24,777,925	$148,088

Outstanding at January 1, 2016	24,796,763	$149,248	11,413	$72	24,808,176	$149,320
Issuance of common stock under compensation plans	76,805	2,917	—	—	76,805	2,917
Purchase of common stock	(10,322)	(63)	—	—	(10,322)	(63)
Outstanding at September 30, 2016	24,863,246	$152,102	11,413	$72	24,874,659	$152,174

Accumulated Other Comprehensive Income, Net of Tax and Other Offsets

	Unrealized Net Investment Gains (Losses) on Available For Sale Securities (1)	Accumulated Non-Credit Impairment Losses	Underfunded Status of Postretirement Benefit Plans	Total
	(Dollars in thousands)
Balance at January 1, 2015	$266,211	$1,131	$(8,932)	$258,410
Other comprehensive loss before reclassifications	(88,917)	32	—	(88,885)
Reclassification adjustments	(603)	(85)	723	35
Balance at September 30, 2015	$176,691	$1,078	$(8,209)	$169,560

Balance at January 1, 2016	$120,787	$(114)	$(6,141)	$114,532
Other comprehensive income before reclassifications	175,562	3,311	—	178,873
Reclassification adjustments	(58)	(952)	433	(577)
Balance at September 30, 2016	$296,291	$2,245	$(5,708)	$292,828

(1)	Includes the impact of taxes, deferred acquisition costs, value of insurance in force acquired, unearned revenue reserves and policyholder liabilities. See Note 2 for further information.

Accumulated Other Comprehensive Income Reclassification Adjustments

	Nine months ended September 30, 2016
	Unrealized Net Investment Gains (Losses) on Available For Sale Securities (1)	Accumulated Non-Credit Impairment Losses (1)	Underfunded Status of Postretirement Benefit Plans	Total
	(Dollars in thousands)
Realized capital losses on sales of investments	$470	$—	$—	$470
Adjustments for assumed changes in deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	(559)	58	—	(501)
Other-than-temporary impairment losses	—	(1,522)	—	(1,522)
Other expenses: Change in unrecognized postretirement items:
Net actuarial loss	—	—	666	666
Reclassifications before income taxes	(89)	(1,464)	666	(887)
Income taxes	31	512	(233)	310
Reclassification adjustments	$(58)	$(952)	$433	$(577)

	Nine months ended September 30, 2015
	Unrealized Net Investment Gains (Losses) on Available For Sale Securities (1)	Accumulated Non-Credit Impairment Losses (1)	Underfunded Status of Postretirement Benefit Plans	Total
	(Dollars in thousands)
Realized capital gains on sales of investments	$(1,052)	$—	$—	$(1,052)
Adjustments for assumed changes in deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	125	7	—	132
Other than temporary impairment losses	—	(146)	—	(146)
Other expenses: Change in unrecognized postretirement items:
Prior service costs	—	—	(9)	(9)
Net actuarial loss	—	—	1,122	1,122
Reclassifications before income taxes	(927)	(139)	1,113	47
Income taxes	324	54	(390)	(12)
Reclassification adjustments	$(603)	$(85)	$723	$35

(1)	See Note 2 for further information.

7. Earnings per Share

Computation of Earnings per Common Share

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share data)
Numerator:
Net income attributable to FBL Financial Group, Inc.	$30,017	$26,659	$80,343	$82,622
Less: Dividends on Series B preferred stock	37	37	112	112
Income available to common stockholders	$29,980	$26,622	$80,231	$82,510

Denominator:
Weighted average shares - basic	24,990,441	24,923,202	24,977,342	24,926,188
Effect of dilutive securities - stock-based compensation	39,075	79,850	46,757	93,275
Weighted average shares - diluted	25,029,516	25,003,052	25,024,099	25,019,463

Earnings per common share	$1.20	$1.07	$3.21	$3.31
Earnings per common share - assuming dilution:	$1.20	$1.06	$3.21	$3.30

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

Financial Information Concerning our Operating Segments

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Operating revenues:
Annuity	$54,839	$53,415	$160,972	$159,638
Life Insurance	101,030	101,431	309,357	305,897
Corporate and Other	22,659	23,530	69,366	70,978
	178,528	178,376	539,695	536,513
Net realized gains (losses) on investments (1)	575	(511)	(2,293)	6,934
Change in net unrealized gains/losses on derivatives (1)	2,181	(2,371)	4,833	(3,262)
Consolidated revenues	$181,284	$175,494	$542,235	$540,185

Pre-tax operating income:
Annuity	$17,075	$19,762	$50,571	$53,681
Life Insurance	15,245	18,355	43,789	41,784
Corporate and Other	5,219	(2,774)	9,680	5,673
	37,539	35,343	104,040	101,138
Income taxes on operating income	(8,657)	(8,059)	(23,164)	(22,234)
Net realized gains/losses on investments (1)	402	(307)	(1,142)	4,421
Change in net unrealized gains/losses on derivatives (1)	733	(318)	609	(703)
Consolidated net income attributable to FBL Financial Group, Inc.	$30,017	$26,659	$80,343	$82,622

(1)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred acquisition costs, value of insurance in force acquired and income taxes attributable to these items.

Our investment in equity method investees, the related equity income and interest expense are attributable to the Corporate and Other segment. Expenditures for long-lived assets were not significant during the periods presented above. Goodwill at September 30, 2016 and December 31, 2015 was allocated among the segments as follows: Annuity ($3.9 million) and Life Insurance ($6.1 million).

Premiums collected, which is not a measure used in financial statements prepared according to GAAP, includes premiums received on life insurance policies and deposits on annuities and universal life-type products. Premiums collected is a common life insurance industry measure of agent productivity. Net premiums collected totaled $156.4 million for the quarter ended September 30, 2016 and $184.0 million for the same period in 2015. Net premiums collected totaled $516.5 million for the nine months ended September 30, 2016 and $508.4 million for the same period in 2015.

Under GAAP, premiums on whole life and term life policies are recognized as revenues over the premium-paying period and reported in the Life Insurance segment. The following chart provides a reconciliation of life insurance premiums collected to those reported in the GAAP financial statements.

Reconciliation of Traditional Life Insurance Premiums, Net of Reinsurance

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Traditional and universal life insurance premiums collected	$67,270	$68,159	$209,194	$210,461
Premiums collected on interest sensitive products	(20,714)	(21,638)	(62,923)	(68,664)
Traditional life insurance premiums collected	46,556	46,521	146,271	141,797
Change in due premiums and other	1,126	198	1,154	961
Traditional life insurance premiums	$47,682	$46,719	$147,425	$142,758

There is no comparable GAAP financial measure for premiums collected on annuities and universal life-type products. GAAP revenues for those interest sensitive and variable products consist of various policy charges and fees assessed on those contracts, as summarized in the chart below.

Interest Sensitive Product Charges by Segment

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Annuity
Surrender charges and other	$894	$542	$2,768	$1,810

Life Insurance
Administration charges	$3,347	$3,558	$10,434	$10,763
Cost of insurance charges	12,314	11,947	36,181	35,162
Surrender charges	259	254	785	740
Amortization of policy initiation fees	(1,710)	1,235	(762)	2,251
Total	$14,210	$16,994	$46,638	$48,916

Corporate and Other
Administration charges	$1,313	$1,392	$4,232	$4,426
Cost of insurance charges	7,450	7,500	22,399	22,311
Surrender charges	89	46	162	238
Separate account charges	2,019	2,204	5,990	6,722
Amortization of policy initiation fees	(124)	1,178	800	1,827
Total	$10,747	$12,320	$33,583	$35,524

Consolidated interest sensitive product charges	$25,851	$29,856	$82,989	$86,250

Amortization of policy initiation fees decreased for the quarter and nine-month period ending September, 30, 2016, compared to prior year periods, primarily due to the impact of unlocking assumptions used in the calculation of unearned revenue reserves.

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

Economic and other environmental factors that may impact our business include, but are not limited to, the following:

•	Gross Domestic Product increased at an annual rate of 2.9% during the third quarter 2016 based on recent estimates.

•	U.S. unemployment was estimated to be 5.0% at the end of the third quarter 2016.

•	U.S. net farm income is forecast to decrease 11.5% and farm real estate value is forecast to decrease 1.5% during 2016 according to recent U.S. Department of Agriculture forecasts.

•	The U.S. 10-year Treasury yield increased during the third quarter of 2016 to 1.60% at September 30, 2016, from 1.49% at June 30, 2016.

•	Continued uncertainty as to actions the United States Congress will take to address the national debt, including potential actions to change the tax advantages of life insurance.

•	The Department of Labor recently expanded the fiduciary responsibilities for sales of insurance products to be used in retirement plans. See Part II, Item 1A for further discussion.

The low market interest rate environment continues to impact our investment yields as well as the interest we credit on our interest sensitive products. The benchmark 10-year U.S. Treasury yield increased but credit spreads tightened during the quarter. Yields remain low, even compared to levels from the beginning of 2016. Low crediting rates pose challenges to maintaining attractive annuity and universal life products, although our rates are comparable to other insurance companies, allowing us to maintain our competitive position within the market. During the second quarter of 2016, we unlocked assumptions used to amortize deferred policy acquisition costs to reflect the expectation of lower earned spread rates, primarily driven by the expected continuation of low market interest rates. We experienced an increase in the fair value of our fixed maturity security portfolio during the third quarter of 2016 primarily due to a decrease in market yields. See the segment discussion and “Financial Condition” section that follows for additional information regarding the impact of low market interest rates on our business.

Results of Operations for the Periods Ended September 30, 2016 and 2015

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	Change	2016	2015	Change
	(Dollars in thousands, except per share data)
Pre-tax operating income:
Annuity segment	$17,075	$19,762	(14)%	$50,571	$53,681	(6)%
Life Insurance segment	15,245	18,355	(17)%	43,789	41,784	5%
Corporate and Other segment	5,219	(2,774)	(288)%	9,680	5,673	71%
Total pre-tax operating income	37,539	35,343	6%	104,040	101,138	3%
Income taxes on operating income	(8,657)	(8,059)	7%	(23,164)	(22,234)	4%
Operating income	28,882	27,284	6%	80,876	78,904	2%

Realized gains/losses on investments (1)	402	(307)	(231)%	(1,142)	4,421	(126)%
Change in net unrealized gains/losses on derivatives (1)	733	(318)	(331)%	609	(703)	(187)%
Net income attributable to FBL Financial Group, Inc.	$30,017	$26,659	13%	$80,343	$82,622	(3)%

Operating income per common share - assuming dilution	$1.15	$1.09	6%	$3.23	$3.15	3%
Earnings per common share - assuming dilution	1.20	1.06	13%	3.21	3.30	(3)%
Effective tax rate on operating income	23%	23%		22%	22%
Average invested assets, at amortized cost				$7,562,062	$7,231,934	5%
Annualized yield on average invested assets (2)				5.43%	5.58%
Impact on operating income of unlocking deferred acquisition costs, value of insurance in force acquired, deferred sales inducements, unearned revenue reserve and certain product reserves, net of tax	$446	$197	126%	$(3,260)	$197	(1,755)%

(1)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred sales inducements, deferred acquisition costs, value of insurance in force acquired and income taxes attributable to these items.

(2)	Annualized yield excludes investments in securities and indebtedness of related parties.

Our operating income increased in the third quarter of 2016, compared to the prior year period, primarily due to the impact of market performance on our variable business, decreasing amortization of deferred acquisition costs. Operating income increased in the nine months ended September 30, 2016, compared to the prior year period, primarily due to the impact of an increase in the volume of business in force and a decrease in death benefits, partially offset by lower other investment-related income and the impact of unlocking. Net income for the nine-month period, compared to the prior year period, was also impacted by a decrease in net realized gains. See the discussion that follows for details regarding operating income by segment.

We periodically revise key assumptions used in the calculation of the amortization of deferred acquisition costs, value of insurance in force acquired, deferred sales inducements, unearned revenue reserve for participating life insurance and interest sensitive products, as well as certain reserves on interest sensitive products, as applicable, through an “unlocking” process. These assumptions typically consist of withdrawal and lapse rates, earned spreads and mortality with revisions based on historical results and our best estimate of future experience. The impact of unlocking is recorded in the current period as an increase or decrease to amortization of the respective balances. During the second and third quarters of 2016, we unlocked our valuation assumptions for deferred policy acquisition costs, unearned revenue reserves and certain product reserves on our life and variable blocks of business. See the discussion that follows for further details of the unlocking impact to our operating segments.

Annuity Segment

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	Change	2016	2015	Change
	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges	$894	$542	65%	$2,768	$1,810	53%
Net investment income	53,945	52,873	2%	158,204	157,828	—%
Total operating revenues	54,839	53,415	3%	160,972	159,638	1%

Benefits and expenses:
Interest sensitive product benefits	29,637	26,490	12%	83,714	82,105	2%
Underwriting, acquisition and insurance expenses:
Commissions net of deferrals	507	441	15%	1,600	1,422	13%
Amortization of deferred acquisition costs	2,231	1,477	51%	8,474	6,957	22%
Amortization of value of insurance in force	170	288	(41)%	717	740	(3)%
Other underwriting expenses	5,219	4,957	5%	15,896	14,733	8%
Total underwriting, acquisition and insurance expenses	8,127	7,163	13%	26,687	23,852	12%
Total benefits and expenses	37,764	33,653	12%	110,401	105,957	4%
Pre-tax operating income	$17,075	$19,762	(14)%	$50,571	$53,681	(6)%

Other data
Annuity premiums collected, direct	$75,998	$101,971	(25)%	$262,120	$248,330	6%
Policy liabilities and accruals, end of period				4,111,775	3,890,679	6%
Average invested assets, at amortized cost				4,122,566	3,943,774	5%
Other investment-related income included in net investment income (1)	3,134	2,439	28%	7,682	7,655	—%
Average individual annuity account value				2,856,308	2,668,600	7%

Earned spread on individual annuity products:
Weighted average yield on cash and invested assets				5.33%	5.59%
Weighted average interest crediting rate				2.69%	2.78%
Spread				2.64%	2.81%

Individual annuity withdrawal rate				3.7%	4.2%

(1)	Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our payment speed assumptions.

Pre-tax operating income for the Annuity segment decreased in the third quarter of 2016 and the nine months ended September 30, 2016, compared to the prior year periods, primarily due to the impact of unlocking and increases in interest sensitive benefits. The decrease for the nine-month period was partially offset by higher spread income earned from an increase in the volume of business in force.

The average aggregate account value for individual annuity contracts in force increased in the nine months ended September 30, 2016, compared to the prior year period, due to continued sales and the crediting of interest. Continued growth in our business in force contributes to increases in revenues and expenses. Premiums collected were lower in the third quarter of 2016, compared to the prior year period, due to decreased sales of fixed rate deferred annuity products, partially offset by increased sales of indexed annuities. Premiums collected were higher in the nine months ended September 30, 2016, compared to the prior year period, primarily due to increased sales of index annuity products. The amount of premiums collected is highly dependent upon the relationship between the current crediting rates of our products compared to those of competing products.

Interest sensitive benefits were higher for the quarter and nine months ended September 30, 2016, compared to prior year periods, due to an increase in the amount of business in force as well as changes to the discount rate on certain product reserves resulting in a $0.9 million increase in the third quarter of 2016.

The Annuity segment also includes advances on our funding agreements with FHLB. Outstanding funding agreements totaled $410.5 million at September 30, 2016 and $398.9 million at September 30, 2015.

Amortization of deferred acquisition costs changed during the third quarter of 2016 and the nine months ended September 30, 2016, compared to the prior year periods, primarily due to the impact of unlocking. Unlocking generally reflects the impact of changes in projected earned spreads, withdrawal and mortality assumptions. During the second quarter of 2016, we unlocked our assumption as a result of our analysis of the impact of the low interest rate environment on projected investment and spread income. The impact of unlocking on pre-tax operating income for the quarter and nine months ended September 30, 2016 and 2015 was as follows:

Impact of Unlocking on Pre-tax Operating Income

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Amortization of deferred sales inducements reported in interest sensitive product benefits	$—	$1	$1	$1
Amortization of deferred acquisition costs	—	1,418	(1,219)	1,418
Amortization of value of insurance in force acquired	—	(52)	(194)	(52)
Changes in certain product reserves reported in interest sensitive product benefits	—	(722)	—	(722)
Increase (decrease) to pre-tax operating income	$—	$645	$(1,412)	$645

The weighted average yield on cash and invested assets for individual annuities decreased for the nine months ended September 30, 2016, compared to the prior year period, primarily due to lower other investment-related income and lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, compared with the average existing portfolio yield. See the "Financial Condition" section for additional information regarding the yields obtained on investment acquisitions. Weighted average interest crediting rates on our individual annuity products decreased due to crediting rate actions taken in 2015 and 2016 in response to the declining portfolio yield and a change in the underlying product mix.

Life Insurance Segment

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	Change	2016	2015	Change
	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges and other income	$14,121	$16,969	(17)%	$46,381	$48,715	(5)%
Traditional life insurance premiums	47,682	46,719	2%	147,425	142,758	3%
Net investment income	39,227	37,743	4%	115,551	114,424	1%
Total operating revenues	101,030	101,431	—%	309,357	305,897	1%

Benefits and expenses:
Interest sensitive product benefits:
Interest credited	7,886	8,692	(9)%	24,282	24,942	(3)%
Death benefits and other	17,459	10,856	61%	38,431	33,490	15%
Total interest sensitive product benefits	25,345	19,548	30%	62,713	58,432	7%
Traditional life insurance benefits:
Death benefits	19,259	21,768	(12)%	60,401	67,197	(10)%
Surrender and other benefits	8,234	7,242	14%	25,090	21,568	16%
Increase in traditional life future policy benefits	14,628	12,594	16%	44,589	43,201	3%
Total traditional life insurance benefits	42,121	41,604	1%	130,080	131,966	(1)%
Distributions to participating policyholders	2,459	2,885	(15)%	8,014	8,802	(9)%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	4,229	4,065	4%	13,037	12,815	2%
Amortization of deferred acquisition costs	(2,788)	147	(1,997)%	7,314	8,162	(10)%
Amortization of value of insurance in force	377	379	(1)%	1,131	1,102	3%
Other underwriting expenses	14,042	14,448	(3)%	43,279	42,834	1%
Total underwriting, acquisition and insurance expenses	15,860	19,039	(17)%	64,761	64,913	—%
Total benefits and expenses	85,785	83,076	3%	265,568	264,113	1%
Pre-tax operating income	$15,245	$18,355	(17)%	$43,789	$41,784	5%

Life Insurance Segment - continued

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	Change	2016	2015	Change
	(Dollars in thousands)
Other data
Life premiums collected, net of reinsurance	$67,270	$68,159	(1)%	$209,194	$210,461	(1)%
Policy liabilities and accruals, end of period				2,754,166	2,648,057	4%
Life insurance in force, end of period				55,450,401	53,476,684	4%
Average invested assets, at amortized cost				2,784,470	2,668,728	4%
Other investment-related income included in net investment income (1)	733	536	37%	1,224	3,771	(68)%
Average interest sensitive life account value				808,629	788,353	3%

Interest sensitive life insurance spread:
Weighted average yield on cash and invested assets				5.64%	5.96%
Weighted average interest crediting rate				3.81%	3.90%
Spread				1.83%	2.06%

Life insurance lapse and surrender rates				5.5%	5.6%
Death benefits, net of reinsurance and reserves released	20,546	22,072	(7)%	$57,001	$66,919	(15)%

(1)	Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our payment speed assumptions.

Pre-tax operating income for the Life Insurance segment decreased in the third quarter of 2016, compared to the prior year period, primarily due to the impact of unlocking, partially offset by decreases in death benefits. Pre-tax operating income increased in the nine months ended September 30, 2016, compared to the prior year period, primarily due to a decrease in death benefits and the impact of an increase in the volume of business in force, partially offset by the impact of unlocking and a decrease in other investment-related income.

Interest sensitive product charges, other interest sensitive product benefits and amortization of deferred acquisition costs were impacted by unlocking. Unlocking generally reflects the impact of changes in projected earned spreads, policy lapses and mortality assumptions. During the third quarter of 2016, we revised our valuation assumptions through our annual unlocking process. During the second quarter of 2016, we unlocked our assumptions as a result of our analysis of the impact of the low interest rate environment on projected investment and spread income. Amortization in the periods also reflected changes in actual and expected profits on the underlying business. The impact of unlocking on pre-tax operating income for the quarter and nine months ended September 30, 2016 and 2015 was as follows:

Impact of Unlocking on Pre-tax Operating Income

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Amortization of unearned revenue reserve reported in interest sensitive product charges and other income	$(2,244)	$617	$(2,130)	$617
Amortization of deferred sales inducements reported in interest sensitive product benefits	468	(167)	471	(167)
Amortization of deferred sales inducements reported in traditional life insurance benefits	69	262	69	262
Amortization of deferred acquisition costs	7,453	4,305	7,179	4,305
Changes in certain product reserves reported in interest sensitive product benefits	(6,073)	(513)	(9,284)	(513)
Increase (decrease) to pre-tax operating income	$(327)	$4,504	$(3,695)	$4,504

Death benefits, net of reinsurance and reserves released, decreased in the third quarter of 2016 compared to the prior year period primarily due to a decrease in claim counts. The decrease in the nine-month period was due to decreases in claim counts and average size of claims.

Comparability between the periods was also impacted by the correction of an immaterial error that increased pre-tax earnings by $1.3 million in the third quarter of 2015. The correction was related to a reduction of interest sensitive reserves, reducing other interest sensitive product benefits by $1.7 million, partially offset by a $0.4 million increase in amortization of deferred acquisition costs.

The weighted average yield on cash and invested assets for interest sensitive life insurance products decreased for the nine months ended September 30, 2016, compared to the prior year period, due to lower other investment-related income and lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, compared with the average existing portfolio yield. See the "Financial Condition" section for additional information regarding the yields obtained on investment acquisitions. Weighted average interest crediting rates on our interest sensitive life insurance products decreased due to crediting rate decreases taken in 2015 and 2016 in response to the declining portfolio yield.

Corporate and Other Segment

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	Change	2016	2015	Change
	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges	$10,793	$12,321	(12)%	$33,614	$35,522	(5)%
Net investment income	8,161	7,637	7%	24,033	23,154	4%
Other income	3,705	3,572	4%	11,719	12,302	(5)%
Total operating revenues	22,659	23,530	(4)%	69,366	70,978	(2)%

Benefits and expenses:
Interest sensitive product benefits	10,239	9,478	8%	29,082	24,377	19%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	671	737	(9)%	2,250	2,491	(10)%
Amortization of deferred acquisition costs	(432)	7,880	(105)%	4,125	11,452	(64)%
Other underwriting expenses	1,210	1,703	(29)%	4,582	5,085	(10)%
Total underwriting, acquisition and insurance expenses	1,449	10,320	(86)%	10,957	19,028	(42)%
Interest expense	1,213	1,213	—%	3,638	3,637	—%
Other expenses	3,854	4,277	(10)%	12,647	13,425	(6)%
Total benefits and expenses	16,755	25,288	(34)%	56,324	60,467	(7)%
	5,904	(1,758)	(436)%	13,042	10,511	24%
Net loss attributable to noncontrolling interest	10	19	(47)%	7	49	(86)%
Equity loss, before tax	(695)	(1,035)	(33)%	(3,369)	(4,887)	(31)%
Pre-tax operating income (loss)	$5,219	$(2,774)	(288)%	$9,680	$5,673	71%

Corporate and Other Segment - continued

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	Change	2016	2015	Change
Other data
Average invested assets, at amortized cost				$655,025	$619,432	6%
Other investment-related income included in net investment income (1)	$392	$83	372%	106	434	(76)%
Average interest sensitive life account value				350,943	340,645	3%
Death benefits, net of reinsurance and reserves released	6,902	5,256	31%	19,269	14,112	37%
Estimated impact on pre-tax income from separate account performance on amortization of deferred acquisition costs	310	(2,000)	(116)%	(386)	(2,398)	(84)%

(1)	Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our payment speed assumptions.

Pre-tax operating income increased for the Corporate and Other segment in the third quarter of 2016 and the nine months ended September 30, 2016, compared to the prior year periods, primarily due to decreases in amortization of deferred acquisition costs from the impact of unlocking and market performance on our variable business, partially offset by increases in death benefits. The nine-month period was also impacted by the decrease in pre-tax equity loss.

Death benefits, net of reinsurance and reserves released, increased in the third quarter of 2016 and the nine months ended September 30, 2016, compared to the prior year periods, largely due to increases in average size of claims.

Amortization of deferred acquisition costs, deferred sales indecements and unearned revenue reserves changed during the third quarter of 2016 and the nine months ended September 30, 2016, compared to the prior year periods, primarily due to the impact of unlocking and market performance on our variable business. Unlocking generally reflects the impact of changes in projected earned spreads, withdrawal and mortality assumptions. During the third quarter of 2016, we revised our valuation assumptions through our annual unlocking process. During the second quarter of 2016, we unlocked our assumptions as a result of our analysis of the impact of the low interest rate environment on projected investment and spread income. The impact of unlocking on pre-tax operating income for the quarter and nine months ended September 30, 2016 and 2015 was as follows:

Impact of Unlocking on Pre-tax Operating Income

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Amortization of unearned revenue reserve reported in interest sensitive product charges	$(419)	$607	$(236)	$607
Amortization of deferred sales inducements reported in interest sensitive product benefits	67	61	54	61
Amortization of deferred acquisition costs	1,595	(4,436)	558	(4,436)
Changes in certain product reserves reported in interest sensitive product benefits	(230)	(1,078)	(284)	(1,078)
Increase (decrease) to pre-tax operating income	$1,013	$(4,846)	$92	$(4,846)

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

Equity Income, Net of Related Income Taxes

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Equity income (loss):
Low income housing tax credit partnerships	$(1,811)	$(1,554)	$(5,858)	$(5,396)
Other equity method investments	1,116	519	2,489	509
	(695)	(1,035)	(3,369)	(4,887)
Income taxes:
Taxes on equity income (loss)	242	362	1,179	1,710
Investment tax credits	3,581	3,434	10,583	10,109
Equity income, net of related income taxes	$3,128	$2,761	$8,393	$6,932

Income Taxes on Operating Income

The effective tax rate on operating income was 23.1% for the third quarter of 2016 and 22.3% for the nine months ended September 30, 2016, compared with 22.8% for the third quarter of 2015 and 22.0% for the nine months ended September 30,

2015. The effective tax rates differ from the federal statutory rate of 35% primarily due to the impact of low-income housing tax credits and tax-exempt interest and dividend income.

Impact of Operating Income Adjustments on FBL Net Income

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Net realized gains (losses) on investments	$621	$(506)	$(2,280)	$6,936
Change in net unrealized gains/losses on derivatives	1,512	(796)	1,475	(1,470)
Change in amortization of:
Deferred acquisition costs	(341)	346	(7)	263
Value of insurance in force acquired	—	1	3	(5)
Unearned revenue reserve	(46)	(5)	(13)	(2)
Income tax offset	(611)	335	289	(2,004)
Net impact of operating income adjustments	$1,135	$(625)	$(533)	$3,718

Summary of adjustments noted above after offsets and income taxes:
Net realized gains/losses on investments	$402	$(307)	$(1,142)	$4,421
Change in net unrealized gains/losses on derivatives	733	(318)	609	(703)
Net impact of operating income adjustments	$1,135	$(625)	$(533)	$3,718
Net impact per common share - basic	$0.05	$(0.03)	$(0.02)	$0.15
Net impact per common share - assuming dilution	$0.05	$(0.03)	$(0.02)	$0.15

Income taxes on operating income adjustments on continuing operations are recorded at 35% as there are no permanent differences between book and taxable income relating to these adjustments.

Realized Gains (Losses) on Investments

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Realized gains (losses) on investments:
Realized gains on sales	$646	$136	$8,345	$9,341
Realized losses on sales	—	(229)	(8,378)	(1,832)
Total other-than-temporary impairment charges	(25)	(559)	(3,769)	(719)
Net realized investment losses	621	(652)	(3,802)	6,790
Non-credit losses included in other comprehensive income (loss)	—	146	1,522	146
Total reported in statements of operations	$621	$(506)	$(2,280)	$6,936

The level of realized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate, economic environment and timing of the sale of investments. During the nine months ended September 30, 2016, we sold securities to decrease our exposure to the energy sector, resulting in realized gains of $3.9 million and realized losses of $8.4 million. See "Financial Condition - Investments" and Note 2 to our consolidated financial statements for details regarding our unrealized gains and losses on available-for-sale securities at September 30, 2016 and December 31, 2015.

Investment Credit Impairment Losses Recognized in Net Income

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Residential mortgage-backed	$—	$363	$2,172	$363
Other	25	50	75	210
Total other-than-temporary impairment losses reported in net income	$25	$413	$2,247	$573

Other-than-temporary credit impairment losses for the nine months ended September 30, 2016 were incurred within residential mortgage-backed securities due to reduced reliance on insurance credit support resulting in a decline in the present value of expected cash flows. An impairment charge was also recognized on other assets for the three and nine months ended September 30, 2016 due to uncollectibility.

Financial Condition

Investments

Our investment portfolio increased 8.0% to $8,343.9 million at September 30, 2016 compared to $7,722.8 million at December 31, 2015. The portfolio increased due to positive cash flows from operating and financing activities, as well as an increase of $400.2 million of net unrealized appreciation of fixed maturities during 2016. Additional details regarding securities in an unrealized gain or loss position at September 30, 2016 are included in the discussion that follows and in Note 2 to our consolidated financial statements. Details regarding investment impairments are discussed above in the "Realized Gains (Losses) on Investments" section under "Results of Operations."

We manage the investment portfolio to optimize risk-adjusted yield within the context of prudent asset-liability management. We evaluate multiple cash flow testing scenarios as part of this process. The Company's investment policy calls for investing primarily in high quality fixed maturities and commercial mortgage loans.

Fixed Maturity Acquisitions Selected Information

	Nine months ended September 30,
	2016	2015
	(Dollars in thousands)
Cost of acquisitions:
Corporate	$266,602	$346,104
Mortgage- and asset-backed	316,880	235,349
United States Government and agencies	500	6,834
Tax-exempt municipals	11,105	41,903
Taxable municipals	26,290	60,569
Total	$621,377	$690,759
Effective annual yield	4.13%	4.33%
Credit quality
NAIC 1 designation	57.5%	62.9%
NAIC 2 designation	40.2%	36.4%
Non-investment grade	2.3%	0.7%
Weighted-average life in years	11.0	17.0
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

A portion of the securities acquired during the nine months ended September 30, 2016 and September 30, 2015 were obtained with the proceeds from advances on our funding agreements with the FHLB. The securities acquired to support these funding agreements often carry a lower average yield than securities acquired to support our other insurance products, due to the shorter maturity and relatively low interest rate paid on those advances. In addition, certain municipal securities acquired are exempt from federal income taxes, and accordingly have a higher actual return than reflected in the yields stated above. The average yield of the securities acquired, excluding the securities supporting the funding agreements and using a tax-adjusted yield for the municipal securities, was 4.46% during the nine months ended September 30, 2016 and was 4.61% during the nine months ended September 30, 2015.

Investment Portfolio Summary

	September 30, 2016		December 31, 2015
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities - available for sale:
Public	$5,520,539	66.2%	$5,102,378	66.1%
144A private placement	1,431,092	17.2	1,278,017	16.5
Private placement	265,964	3.2	257,381	3.4
Total fixed maturities - available for sale	7,217,595	86.6	6,637,776	86.0
Equity securities	136,977	1.6	121,667	1.6
Mortgage loans	781,517	9.4	744,303	9.6
Real estate	1,955	—	1,955	—
Policy loans	188,536	2.2	185,784	2.4
Short-term investments	8,960	0.1	28,251	0.4
Other investments	8,342	0.1	3,017	—
Total investments	$8,343,882	100.0%	$7,722,753	100.0%

As of September 30, 2016, 95.5% (based on carrying value) of the available-for-sale fixed maturities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of September 30, 2016, no single non-investment grade holding exceeded 0.2% of total investments.

Credit Quality by NAIC Designation and Equivalent Rating

		September 30, 2016		December 31, 2015
NAIC Designation	Equivalent Rating (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$4,597,358	63.7%	$4,351,813	65.6%
2	BBB	2,297,285	31.8	2,053,484	30.9
	Total investment grade	6,894,643	95.5	6,405,297	96.5
3	BB	217,552	3.0	162,246	2.4
4	B	71,560	1.0	37,459	0.6
5	CCC	21,880	0.3	21,601	0.3
6	In or near default	11,960	0.2	11,173	0.2
	Total below investment grade	322,952	4.5	232,479	3.5
	Total fixed maturities - available for sale	$7,217,595	100.0%	$6,637,776	100.0%

(1)
Equivalent ratings are based on those provided by nationally recognized rating agencies with some exceptions for certain residential mortgage, commercial mortgage- and asset-backed securities where they are based on the expected loss of the security rather than the probability of default. This may result in a final designation being higher or lower than the equivalent credit rating.

See Note 2 to our consolidated financial statements for a summary of fixed maturities by contractual maturity date.

Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification

	September 30, 2016
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$362,786	$291,372	$26,205	$71,414	$(3,709)
Capital goods	256,051	247,562	28,657	8,489	(1,530)
Communications	149,511	136,238	15,975	13,273	(907)
Consumer cyclical	121,354	112,539	11,071	8,815	(54)
Consumer non-cyclical	504,195	463,623	50,195	40,572	(1,530)
Energy	500,883	366,005	32,269	134,878	(13,913)
Finance	793,780	733,738	58,895	60,042	(705)
Transportation	106,302	101,419	9,995	4,883	(1,428)
Utilities	854,323	835,338	125,929	18,985	(4,806)
Other	184,622	178,890	13,735	5,732	(338)
Total corporate securities	3,833,807	3,466,724	372,926	367,083	(28,920)
Mortgage- and asset-backed securities	1,790,018	1,511,425	125,753	278,593	(7,128)
United States Government and agencies	42,875	42,875	4,243	—	—
State, municipal and other governments	1,550,895	1,536,237	191,677	14,658	(448)
Total	$7,217,595	$6,557,261	$694,599	$660,334	$(36,496)

Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification

	December 31, 2015
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$328,324	$158,935	$10,434	$169,389	$(32,490)
Capital goods	240,666	179,367	15,554	61,299	(4,532)
Communications	137,290	89,237	6,930	48,053	(4,264)
Consumer cyclical	123,702	107,309	7,013	16,393	(275)
Consumer non-cyclical	404,439	237,336	16,466	167,103	(8,640)
Energy	483,988	214,232	14,748	269,756	(62,431)
Finance	722,855	533,159	37,895	189,696	(6,894)
Transportation	102,669	70,039	5,331	32,630	(3,690)
Utilities	822,297	622,549	73,894	199,748	(10,537)
Other	152,477	75,490	3,884	76,987	(4,091)
Total corporate securities	3,518,707	2,287,653	192,149	1,231,054	(137,844)
Mortgage- and asset-backed securities	1,602,620	1,147,663	87,718	454,957	(14,954)
United States Government and agencies	44,098	39,291	3,129	4,807	(81)
State, municipal and other governments	1,472,351	1,394,371	129,923	77,980	(2,183)
Total	$6,637,776	$4,868,978	$412,919	$1,768,798	$(155,062)

Gross Unrealized Gains and Gross Unrealized Losses by Energy Classification

	September 30, 2016
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Energy securities:
Midstream	$173,719	$110,449	$7,520	$63,270	$(3,674)
Oil field services	60,984	38,742	3,444	22,242	(7,306)
Independent exploration & production	120,605	93,085	6,994	27,520	(1,918)
Integrated energy	90,091	77,491	9,175	12,600	(151)
Refiners	55,484	46,238	5,136	9,246	(864)
Total	$500,883	$366,005	$32,269	$134,878	$(13,913)

Gross Unrealized Gains and Gross Unrealized Losses by Energy Classification

	December 31, 2015
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Energy securities:
Midstream	$131,364	$48,886	$2,727	$82,478	$(23,557)
Oil field services	72,565	23,476	1,691	49,089	(15,687)
Independent exploration & production	131,328	52,075	4,107	79,253	(12,346)
Integrated energy	123,621	76,556	5,807	47,065	(8,639)
Refiners	25,110	13,239	416	11,871	(2,202)
Total	$483,988	$214,232	$14,748	$269,756	$(62,431)

At September 30, 2016, 79.0% of our energy holdings were investment grade. Our non-investment grade holdings included oil field services with a carrying value of $31.9 million and an unrealized loss of $6.3 million and midstream energy with a carrying value of $25.4 million and an unrealized loss of $0.7 million.

Non-Sovereign European Debt Exposure

	September 30, 2016		December 31, 2015
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
Italy	$19,719	$21,741	$19,713	$20,107
Spain	17,721	31,158	27,178	29,617
Ireland	14,046	15,628	14,046	15,546
Subtotal	51,486	68,527	60,937	65,270
United Kingdom	151,406	172,198	183,897	180,291
Netherlands	57,959	63,729	60,061	61,617
France	29,321	34,027	29,325	31,012
Other countries	85,459	95,097	85,520	86,620
Subtotal	324,145	365,051	358,803	359,540
Total European exposure	$375,631	$433,578	$419,740	$424,810

The table above reflects our exposure to non-sovereign European debt. This represents 6.0% of total fixed maturities as of September 30, 2016 and 6.4% as of December 31, 2015. The exposures are primarily in the industrial, financial and utility sectors. We do not own any securities issued by European governments or companies based in Greece.

Credit Quality of Available-for-Sale Fixed Maturities with Unrealized Losses

		September 30, 2016
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$270,793	41.0%	$(6,624)	18.1%
2	BBB	266,213	40.3	(10,422)	28.6
	Total investment grade	537,006	81.3	(17,046)	46.7
3	BB	62,852	9.5	(9,639)	26.4
4	B	46,022	7.0	(9,329)	25.6
5	CCC	14,448	2.2	(430)	1.2
6	In or near default	6	—	(52)	0.1
	Total below investment grade	123,328	18.7	(19,450)	53.3
	Total	$660,334	100.0%	$(36,496)	100.0%

		December 31, 2015
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$830,141	46.9%	$(31,439)	20.3%
2	BBB	796,367	45.0	(84,057)	54.2
	Total investment grade	1,626,508	91.9	(115,496)	74.5
3	BB	88,719	5.0	(24,938)	16.1
4	B	32,233	1.8	(7,125)	4.6
5	CCC	14,146	0.8	(6,652)	4.3
6	In or near default	7,192	0.5	(851)	0.5
	Total below investment grade	142,290	8.1	(39,566)	25.5
	Total	$1,768,798	100.0%	$(155,062)	100.0%

Available-For-Sale Fixed Maturities with Unrealized Losses by Length of Time

	September 30, 2016
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$239,383	$—	$(2,205)
Greater than three months to six months	—	9,742	—	(85)
Greater than six months to nine months	—	16,197	—	(408)
Greater than nine months to twelve months	5,560	55,182	(2,724)	(1,891)
Greater than twelve months	28,676	342,090	(9,442)	(19,741)
Total	$34,236	$662,594	$(12,166)	$(24,330)

Available-For-Sale Fixed Maturities with Unrealized Losses by Length of Time

	December 31, 2015
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$2,999	$780,222	$(1,229)	$(17,467)
Greater than three months to six months	25,007	151,010	(9,174)	(9,377)
Greater than six months to nine months	29,344	572,298	(9,047)	(39,654)
Greater than nine months to twelve months	36,907	60,110	(12,116)	(6,257)
Greater than twelve months	87,870	178,093	(32,804)	(17,937)
Total	$182,127	$1,741,733	$(64,370)	$(90,692)

Available-For-Sale Fixed Maturities with Unrealized Losses by Maturity Date

	September 30, 2016		December 31, 2015
	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Due in one year or less	$1,453	$(104)	$4,289	$(75)
Due after one year through five years	20,065	(590)	77,367	(9,356)
Due after five years through ten years	95,062	(4,565)	235,609	(20,499)
Due after ten years	265,161	(24,109)	996,576	(110,178)
	381,741	(29,368)	1,313,841	(140,108)
Mortgage- and asset-backed	278,593	(7,128)	454,957	(14,954)
Total	$660,334	$(36,496)	$1,768,798	$(155,062)

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

Our direct exposure to the Alt-A home equity and subprime first-lien sectors is limited to investments in structured securities collateralized by senior tranches of residential mortgage loans. We also have a partnership interest in two funds at September 30, 2016 and at December 31, 2015, that own securities backed by Alt-A home equity, subprime first-lien and adjustable rate mortgage collateral. The funds are reported as securities and indebtedness of related parties in our consolidated balance sheets with a fair value of $7.8 million at September 30, 2016 and $7.6 million at December 31, 2015.

Mortgage- and Asset-Backed Securities by Collateral Type

	September 30, 2016			December 31, 2015
	Amortized Cost	Carrying Value	Percent of Fixed Maturities	Amortized Cost	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Government agency	$189,932	$210,311	3.1%	$212,065	$225,886	3.4%
Prime	122,811	132,485	2.0	122,900	132,221	2.0
Alt-A	118,997	130,223	1.9	136,830	147,196	2.2
Subprime	124,413	121,716	1.8	77,255	73,064	1.1
Commercial mortgage	545,186	618,140	9.1	514,195	553,992	8.3
Non-mortgage	570,054	577,143	8.5	466,611	470,261	7.1
Total	$1,671,393	$1,790,018	26.4%	$1,529,856	$1,602,620	24.1%

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

Residential Mortgage-Backed Securities by NAIC Designation and Origination Year

	September 30, 2016
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$112,809	$116,969	$91,395	$107,389	$185,655	$202,942	$389,859	$427,300
3	—	—	11,047	9,915	—	—	11,047	9,915
5	12	12	—	—	—	—	12	12
Total	$112,821	$116,981	$102,442	$117,304	$185,655	$202,942	$400,918	$437,227

	December 31, 2015
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$133,963	$139,773	$88,142	$104,361	$200,453	$210,675	$422,558	$454,809
3	—	—	1,927	1,954	—	—	1,927	1,954
5	13	13	12,471	8,730	—	—	12,484	8,743
Total	$133,976	$139,786	$102,540	$115,045	$200,453	$210,675	$436,969	$465,506

The commercial mortgage-backed securities are primarily sequential securities. Commercial mortgage-backed securities typically have cash flows that are less subject to refinance risk than residential mortgage-backed securities principally due to prepayment restrictions on many of the underlying commercial mortgage loans.

Commercial Mortgage-Backed Securities by NAIC Designation and Origination Year

	September 30, 2016
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$9,448	$10,257	$135,451	$154,191	$361,054	$410,284	$505,953	$574,732
2	—	—	31,233	34,450	—	—	31,233	34,450
3	—	—	8,000	8,958	—	—	8,000	8,958
Total (1)	$9,448	$10,257	$174,684	$197,599	$361,054	$410,284	$545,186	$618,140

	December 31, 2015
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$10,413	$10,723	$139,188	$154,864	$325,046	$347,631	$474,647	$513,218
2	—	—	22,770	23,573	6,222	6,749	28,992	30,322
3	—	—	8,000	8,197	—	—	8,000	8,197
4	—	—	2,556	2,255	—	—	2,556	2,255
Total (1)	$10,413	$10,723	$172,514	$188,889	$331,268	$354,380	$514,195	$553,992

(1) The CMBS portfolio included government agency-backed securities with a carrying value of $415.8 million at September 30, 2016 and $382.8 million at December 31, 2015.

Also included in the commercial mortgage-backed securities are military housing bonds totaling $161.2 million at September 30, 2016 and $122.5 million at December 31, 2015. These bonds are used to fund the construction of multi-family homes on United States military bases. The bonds are backed by a first mortgage lien on residential military housing projects.

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

Other Asset-Backed Securities by NAIC Designation and Origination Year

	September 30, 2016
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$10,979	$10,542	$148,005	$151,324	$435,608	$438,013	$594,592	$599,879
2	1,993	2,140	12,797	12,716	67,025	68,317	81,815	83,173
3	—	—	—	—	24,370	24,537	24,370	24,537
4	205	202	—	—	1,250	1,286	1,455	1,488
5	—	—	7,261	7,244	6,400	6,400	13,661	13,644
6	1,383	3,420	8,013	8,510	—	—	9,396	11,930
Total	$14,560	$16,304	$176,076	$179,794	$534,653	$538,553	$725,289	$734,651

Other Asset-Backed Securities by NAIC Designation and Origination Year

	December 31, 2015
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$12,303	$11,962	$138,431	$141,869	$341,855	$341,899	$492,589	$495,730
2	2,261	2,366	12,888	12,421	44,914	44,841	60,063	59,628
3	—	—	—	—	8,816	8,792	8,816	8,792
4	221	218	—	—	1,250	1,210	1,471	1,428
5	—	—	—	—	6,400	6,400	6,400	6,400
6	1,367	3,958	7,986	7,186	—	—	9,353	11,144
Total	$16,152	$18,504	$159,305	$161,476	$403,235	$403,142	$578,692	$583,122

State, Municipal and Other Government Securities

State, municipal and other government securities totaled $1,550.9 million, or 21.5% of total fixed maturities, at September 30, 2016, and $1,472.4 million, or 22.2% of total fixed maturities at December 31, 2015 and include investments in general obligation, revenue and municipal housing bonds. Our investment strategy is to utilize municipal bonds in addition to corporate bonds, as we believe they provide additional diversification and have historically low default rates compared with similarly rated corporate bonds. We evaluate the credit strength of the underlying issues on both a quantitative and qualitative basis, excluding insurance, prior to acquisition. The majority of the municipal bonds we hold are investment grade credits without consideration of insurance. Our municipal bonds are well diversified by type and geography with the top exposure being water and sewer revenue bonds. We do not hold any Puerto Rico-related bonds. Exposure to the state of Illinois and municipalities within the state accounted for 1.5% of our total fixed maturities at September 30, 2016. As of September 30, 2016, our Illinois-related portfolio holdings were rated investment grade, and were trading at 113.9% of amortized cost. Our municipal bond exposure had an average rating of Aa2/AA and our holdings were trading at 114.1% of amortized cost at September 30, 2016.

Equity Securities

Equity securities totaled $137.0 million at September 30, 2016 and $121.7 million at December 31, 2015. Gross unrealized gains totaled $8.8 million and gross unrealized losses totaled $1.1 million at September 30, 2016. At December 31, 2015, gross unrealized gains totaled $6.5 million and gross unrealized losses totaled $1.2 million on these securities. The unrealized losses were primarily attributable to non-redeemable perpetual preferred securities from issuers in the financial sector. See Note 2 to our consolidated financial statements for further discussion regarding our analysis of unrealized losses related to these securities.

Mortgage Loans

Mortgage loans totaled $781.5 million at September 30, 2016 and $744.3 million at December 31, 2015. Our mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. The total number of commercial mortgage loans outstanding was 174 at September 30, 2016 and 167 at December 31, 2015. In the first nine months of 2016, new loans ranged from $2.1 million to $8.8 million in size, with an average loan size of $4.8 million, an average loan term of 15 years and an average yield of 4.01%. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. The majority of our mortgage loans amortize principal, with 3.8% that are interest only loans at September 30, 2016. At September 30, 2016, the average loan-to-value of the current outstanding principal balance using the most recent appraised value was 55.5% and the weighted average debt service coverage ratio was 1.6 based on the results of our 2015 annual study. See Note 2 to our consolidated financial statements for further discussion regarding our mortgage loans.

Asset-Liability Management

Our asset-liability management program includes (i) designing and developing products that encourage persistency and help ensure targeted spreads are earned and, as a result, create a stable liability structure, and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of our insurance liabilities. The weighted average life of the fixed maturity and mortgage loan portfolio based on fair values was approximately 10.9 years at September 30, 2016 and at December 31, 2015. The effective duration of the fixed maturity and mortgage loan portfolios backing our annuity products was 6.1 years at September 30, 2016 and at December 31, 2015. The effective duration of our annuity liabilities was approximately 6.5 years at September 30, 2016 and 6.4 years at December 31, 2015. While it can be difficult to maintain asset and liability durations that are closely matched in a dynamic environment, we have identified various strategies that can be implemented if duration mismatches exceed acceptable tolerances.

Other Assets

Deferred acquisition costs decreased 35.9% to $215.2 million at September 30, 2016, primarily due to a $133.4 million increase in the impact of the change in net unrealized appreciation on fixed maturity securities during the period. Assets held in separate accounts decreased 3.1% to $605.7 million primarily due to policy surrenders and product charges. Cash and cash equivalents increased 121.7% to $65.4 million primarily due to normal fluctuations in timing of payments made and received.

Liabilities

Future policy benefits increased 4.5% to $6,692.1 million at September 30, 2016, primarily due to an increase in the volume of annuity and life business in force. Deferred income taxes increased 71.1% to $231.1 million primarily due to the tax impact of the change in unrealized appreciation/depreciation on investments. Liabilities related to separate accounts decreased 3.1% to $605.7 million primarily due to policy surrenders and product charges.

Stockholders' Equity

As discussed in Note 6 to our consolidated financial statements, stockholders' equity was impacted by capital deployment actions during the first quarter of 2016. We paid a special cash dividend of $2.00 per share on Class A and Class B common stock and increased our regular quarterly dividend by 5% to $0.42 per share during March 2016.

Our stockholders' equity increased 15.9% to $1,314.3 million at September 30, 2016, compared to $1,134.4 million at December 31, 2015, primarily due to the change in unrealized appreciation of fixed maturity securities during the period and net income, partially offset by dividends paid.

At September 30, 2016, FBL's common stockholders' equity was $1,311.3 million, or $52.72 per share, compared to $1,131.4 million, or $45.61 per share, at December 31, 2015. Included in stockholders' equity per common share is $11.78 at September 30, 2016 and $4.62 at December 31, 2015 attributable to accumulated other comprehensive income.

Liquidity and Capital Resources

Cash Flows

During the first nine months of 2016, our operating activities generated cash flows totaling $171.1 million, consisting of net income of $80.3 million adjusted for non-cash operating revenues and expenses netting to $90.8 million. We used cash of $214.4 million in our investing activities during the 2016 period. The primary uses were $773.0 million of investment acquisitions, mostly in fixed maturity securities, partially offset by $548.1 million in sales, maturities and repayments of investments. Our financing activities provided cash of $79.2 million during the 2016 period. The primary financing source was $431.3 million in receipts from interest sensitive products credited to policyholder account balances, which was partially offset by $257.9 million for return of policyholder account balances on interest sensitive products and $81.1 million for dividends paid to stockholders.

Sources and Uses of Capital Resources

Parent company cash inflows from operations consist primarily of fees that it charges various subsidiaries and affiliates for management of their operations, expense reimbursements and tax settlements from subsidiaries and affiliates, proceeds from the exercise of employee stock options, investment income and dividends from subsidiaries, if declared and paid. Revenue sources for the parent company during the nine months ended September 30, 2016 included management fees from subsidiaries and affiliates totaling $6.1 million and dividends of $72.4 million. Cash outflows are principally for salaries, taxes and other expenses related to providing management services, dividends on outstanding stock, stock repurchases and interest on our parent company debt.

As discussed in Note 6 to our consolidated financial statements, we have periodically taken advantage of opportunities to repurchase our outstanding Class A common stock through Class A common stock repurchase programs approved by our Board of Directors. At September 30, 2016, $49.5 million remains available for repurchase under the current $50.0 million Class A common stock repurchase program. Under both the current and recently expired repurchase programs, we repurchased 10,322 shares for $0.6 million during the nine months ended September 30, 2016. Completion of this program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

Interest payments on our debt totaled $3.6 million for the nine months ended September 30, 2016 and September 30, 2015. Interest payments on our debt outstanding at September 30, 2016 are estimated to be $1.2 million for the remainder of 2016.

Farm Bureau Life's cash inflows primarily consist of premiums; deposits to policyholder account balances; income from investments; sales, maturities and calls of investments; and repayments of investment principal. Farm Bureau Life's cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, current operating expenses and dividends. Life insurance companies generally produce a positive cash flow, which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. Continuing operations and financing activities from Farm Bureau Life relating to interest sensitive products provided funds totaling $343.1 million for the nine months ended September 30, 2016 and $303.4 million for the prior year period.

Farm Bureau Life's ability to pay dividends to the parent company is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. At December 31, 2015, Farm Bureau Life’s statutory unassigned surplus was $469.6 million. There are certain additional limits on the amount of dividends that may be paid within a year without approval of the Insurance Division, Department of Commerce of the State of Iowa (the Iowa Insurance Division) as discussed in Note 7 to our consolidated financial statements included in Item 8 of our 2015 Form 10-K. During the remainder of 2016, the maximum amount legally available for distribution to the parent company without further regulatory approval is $32.5 million.

We paid regular cash dividends on our common and preferred stock during the nine-month period ended September 30 totaling $31.4 million in 2016 and $29.9 million in 2015. In addition, we paid a special $2.00 per common share cash dividend in March 2016 totaling $49.7 million and in March 2015 totaling $49.5 million. It is anticipated that quarterly cash dividend requirements for 2016 will be $0.0075 per Series B preferred share and $0.42 per common share. The level of common stock dividends are analyzed quarterly and are dependent upon our capital and liquidity positions. In addition, alternative uses of excess capital may impact future dividend levels. Assuming these quarterly dividend rates, the common and preferred dividends would total approximately $10.5 million for the remainder of 2016. The parent company expects to have sufficient resources and cash flows to meet its interest and dividend payments throughout 2016. The parent company had available cash and investments totaling $64.4 million at September 30, 2016. FBL Financial Group, Inc. expects to rely on available cash resources, dividends from Farm Bureau Life and management fee income to make dividend payments to its stockholders and interest payments on its debt. We had no material commitments for capital expenditures as of September 30, 2016.

We manage the amount of capital held by our insurance subsidiaries to ensure we meet regulatory requirements. State laws specify regulatory actions if an insurer's risk-based capital (RBC) ratio, a measure of solvency, falls below certain levels. The NAIC has a standard formula for annually assessing RBC based on the various risk factors related to an insurance company's capital and surplus, including insurance, business, asset and interest rate risks. The insurance regulators monitor the level of RBC against a statutory "authorized control level" RBC at which point regulators have the option to assume control of the insurance company. The company action level RBC is 200% of the authorized control level and is the first point at which any action would be triggered. Our adjusted capital and RBC is reported to our insurance regulators annually based on formulas that may be revised throughout the year. We estimate our adjusted capital and RBC quarterly; however, these estimates may differ from annual results should the regulatory formulas change. As of September 30, 2016, our statutory total adjusted capital is estimated at $676.7 million, resulting in a RBC ratio of 547%, based on company action level capital of $123.6 million.

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

Our internal control over financial reporting changes from time-to-time as we modify and enhance our systems and processes to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. While changes have taken place in our internal controls during the quarter ended September 30, 2016, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

We had no issuer purchases of equity securities for the quarter ended September 30, 2016. We have $49.5 million available under a stock repurchase program announced on March 3, 2016, which will expire on March 31, 2018. The program authorizes us to make repurchases of Class A common stock in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. Completion of the program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares, if any, that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

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
101+#
Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language) from FBL Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 as follows: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Financial Statements

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

Date: November 3, 2016

FBL FINANCIAL GROUP, INC.

By	/s/ James P. Brannen
James P. Brannen
Chief Executive Officer (Principal Executive Officer)

By	/s/ Donald J. Seibel
Donald J. Seibel
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)