Form 10-K
period 2016-12-31
FBL FINANCIAL GROUP INC
filed 2017-03-01
CIK 1012771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
(Mark one)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of June 30, 2016, the aggregate market value of the registrant's Class A Common Stock and Class B Common Stock held by non-affiliates of the registrant was $595,276,142 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Title of each class	Outstanding at February 27, 2016
Class A Common Stock, without par value	24,904,888
Class B Common Stock, without par value	11,413
DOCUMENTS INCORPORATED BY REFERENCE
Document	Parts Into Which Incorporated
Portions of the definitive proxy statement for annual shareholders meeting to be held on May 17, 2017	Part III

(This page has been left blank intentionally.)

FBL FINANCIAL GROUP, INC.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2016

PART I.
	Cautionary Statement Regarding Forward Looking Information	1
Item 1.	Business	2
Item 1A.	Risk Factors	13
Item 1B.	Unresolved Staff Comments	20
Item 2.	Properties	20
Item 3.	Legal Proceedings	20
Item 4.	Mine Safety Disclosures	20

PART II.
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	21
Item 6.	Selected Consolidated Financial Data	23
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	54
Item 8.	Consolidated Financial Statements and Supplementary Data	55
	Management's Report on Internal Control Over Financial Reporting	56
	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	56
	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	57
	Consolidated Balance Sheets	58
	Consolidated Statements of Operations	60
	Consolidated Statements of Comprehensive Income	61
	Consolidated Statements of Changes in Stockholders' Equity	61
	Consolidated Statements of Cash Flows	62
	Notes to Consolidated Financial Statements	64
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	113
Item 9A.	Controls and Procedures	114
Item 9B.	Other Information	114

PART III.

The information required by Items 10 through 14 is incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2016.

PART IV.
Item 15.	Exhibits and Financial Statement Schedules	115

	SIGNATURES	117

	Schedule I - Summary of Investments - Other than Investments in Related Parties	118
	Schedule II - Condensed Financial Information of Registrant	119
	Schedule III - Supplementary Insurance Information	123
	Schedule IV - Reinsurance	125

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

See Part 1A, Risk Factors, for additional information.

PART I

ITEM 1. BUSINESS

General

FBL Financial Group, Inc. (we or the Company) sells individual life insurance and annuity products principally under the consumer brand name Farm Bureau Financial Services. This brand identity is represented by the distribution channel of our subsidiary Farm Bureau Life Insurance Company (Farm Bureau Life). In addition, in the state of Colorado, we offer life and annuity products through Greenfields Life Insurance Company (Greenfields Life). As of December 31, 2016, these distribution channels consisted of 1,862 exclusive agents and agency managers, who sell our products in the Midwestern and Western sections of the United States.

The Company was incorporated in Iowa in October 1993. Its life insurance subsidiary, Farm Bureau Life, began operations in 1945 and Greenfields Life, a subsidiary of Farm Bureau Life, was launched in 2013. Several other subsidiaries support various functional areas and affiliates by providing investment advisory and marketing and distribution services. In addition, we manage all aspects of two Farm Bureau affiliated property-casualty insurance companies (Farm Bureau Property & Casualty Insurance Company and Western Agricultural Insurance Company), which operate predominately in eight states in the Midwest and West.

FBL Financial Group, Inc. Business and Distribution Channels

FBL Financial Group, Inc.

COMPANY	Farm Bureau Life Insurance Company	Greenfields Life Insurance Company	Farm Bureau Property & Casualty Insurance Company and Western Agricultural Insurance Company
RELATIONSHIP	Wholly-owned subsidiary	Subsidiary of Farm Bureau Life (Wholly-owned)	Managed by FBL Financial Group. Underwriting results do not impact FBL Financial Group's results
BRAND
DISTRIBUTION	1,848 exclusive Farm Bureau agents and agency managers	14 exclusive agents and agency managers	1,214 exclusive Farm Bureau agents and agency managers (included under the 1,848 Farm Bureau Life agents)
PRODUCTS	A comprehensive line of life insurance, annuity and investment products	A comprehensive line of life insurance, annuity and investment products	A full line of personal and commercial property-casualty insurance products
TERRITORY	14 Midwestern and Western states	Colorado	Arizona, Iowa, Kansas, Minnesota, Nebraska, New Mexico, South Dakota and Utah

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

Our multi-line exclusive agent distribution channel is our foundation and we are defined by our service to the Farm Bureau niche marketplace. We capitalize on the Farm Bureau brand to grow our business and build upon our agricultural and rural market leadership. We focus on needs-based selling, and have a branded review program, called SuperCheck. This review program is a free yearly service that can help our customers identify gaps in their insurance coverage. We have a broad portfolio of life insurance and annuity products so that we have products available to satisfy the needs of our agents and customers.

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

We provide our agents with marketing and sales materials, training and a high level of field management and sales support. Additionally, the field sales support team includes Life Sales Advisors and Regional Financial Consultants who work as a resource to help agents with life and annuity sales.

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

Marketing and Distribution

Market Area

Sales through our distribution channels are currently conducted in 15 states, which we characterize as follows: multi-line states (we own the Farm Bureau affiliated life company and manage the Farm Bureau affiliated property-casualty companies) - Arizona, Iowa, Kansas, Minnesota, Nebraska, New Mexico, South Dakota and Utah; and life partner states (we own the Farm Bureau affiliated life company but non-owned/non-managed Farm Bureau affiliated property-casualty companies manage the exclusive multi-line agents) - Colorado, Idaho, Montana, North Dakota, Oklahoma, Wisconsin and Wyoming.

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

Affiliation with Farm Bureau

Many of our customers are members of Farm Bureau organizations affiliated with the American Farm Bureau Federation (American Farm Bureau). The American Farm Bureau is the nation's largest grassroots farm and ranch organization and has a current membership of 6.0 million member families. In order to market insurance products in a given state using the "Farm Bureau" and "FB" designations, related trademarks and service marks, a company must have an agreement with the state's Farm Bureau organization. Generally, these marketing rights have only been granted to companies owned by or closely affiliated with Farm Bureau organizations. For each of the states in our Farm Bureau marketing territory, we have the right to use the "Farm Bureau" name and "FB" logo for marketing life insurance and investment products. There are approximately 720,000 member families in the states where we have rights to use the Farm Bureau name, brand and logo.

All of the state Farm Bureau organizations in our marketing area are associated with the American Farm Bureau. The primary goal of the American Farm Bureau is to be the unified national voice of agriculture, working through its grassroots organization to enhance and strengthen the lives of rural Americans and to build strong, prosperous agricultural communities. There are currently Farm Bureau organizations in all 50 states and Puerto Rico, each with their own distinctive mission and goals. Within each state, Farm Bureau is organized at the county level. Farm Bureau programs may include policy development, government relations activities, leadership development and training, communications outreach and training, market education classes, commodity conferences and young farmer activities. Member services provided by Farm Bureau vary by state but often include programs such as risk management, alternative energy development, farm transition workshops, rural entrepreneurial seminars, scholarships and grants and guidance on enhancing profitability. Other benefits of membership include newspaper and magazine subscriptions, as well as savings in areas such as health care, travel, entertainment, farm equipment and automobile rebates. In addition, members have access to accidental death insurance, banking services, computerized farm accounting services, electronic information networks, health care insurance, property-casualty insurance and financial services.

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

We have royalty agreements with each state Farm Bureau organization in our Farm Bureau marketing territory giving us the right to use the Farm Bureau and FB designations in that particular state. Each state Farm Bureau organization in our Farm Bureau territory could terminate our right to use the Farm Bureau designations in that particular state without cause at the conclusion of the royalty agreements. The royalties paid to a particular state Farm Bureau organization are based on the sale of our products in the respective state. For 2016, royalty expense totaled approximately $2.4 million.

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

Our life insurance and investment products are available for sale to both members and non-members. Property-casualty products sold by the property-casualty insurance companies affiliated with Farm Bureau are available for sale to Farm Bureau members. Annual Farm Bureau memberships in our marketing territory average $61 and are available to individuals, families, partnerships and corporations.

We have service agreements with all of our property-casualty company partners in our marketing area, pursuant to which the property-casualty companies provide certain services, which include recruiting and training the shared agency force that sells both property-casualty products for that company and life products for us. The service agreements have expiration dates through December 31, 2024. In 2016, we paid $8.6 million for the services provided under these agreements.

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

Royalty and property-casualty agreements vary in term and expiration date as shown below.

Royalty and Property-Casualty Service Agreements by State
State	Property-Casualty Service Agreement Expiration Date	Royalty Agreement Expiration Date	Percent of 2016 First Year Premiums Collected
Iowa	December 31, 2024	December 31, 2033	24.0%
Kansas	December 31, 2024	December 31, 2033	18.1
Oklahoma	December 31, 2022	December 31, 2022	7.6
Wyoming	December 31, 2021	December 31, 2021	7.1
Nebraska	December 31, 2024	December 31, 2033	5.6
Arizona	December 31, 2024	December 31, 2033	5.2
Utah	December 31, 2024	December 31, 2033	5.1
Montana	December 31, 2021	December 31, 2021	4.9
New Mexico	December 31, 2024	December 31, 2033	4.6
Wisconsin	December 31, 2020	December 31, 2020	4.6
Minnesota	December 31, 2024	December 31, 2033	3.9
Idaho	December 31, 2021	December 31, 2021	3.2
South Dakota	December 31, 2024	December 31, 2033	1.9
North Dakota	December 31, 2021	December 31, 2021	1.4
Colorado	December 31, 2021	Not Applicable	1.3
Other	Not Applicable	Not Applicable	1.5
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

In the multi-line states where we manage the Farm Bureau affiliated property-casualty companies, our agents are supervised by agency managers employed by Farm Bureau Property & Casualty Insurance Company. There are 1,214 agents and managers in our multi-line states. These agents market a full range of our life insurance and annuity products. They also market products for the property-casualty companies that we manage. These agents are supported by 1,168 sales associates who assist them and provide a variety of support in the sales process. We are responsible for product and sales training for all lines of business in our multi-line states.

In our life partner states, our life insurance and annuity products are marketed by agents that we share with our property-casualty company partners in that state. There are 648 agents and managers in our life partner states. These agents market our life and annuity products and market the property-casualty products of that state's affiliated property-casualty company. We are responsible for training the agency force in life insurance products and sales methods in our life partner states.

Sales activities of our agents focus on personal contact and on cross-selling life and annuity products to the existing property-casualty customers. The Farm Bureau name recognition and access to Farm Bureau membership leads to additional customers, cross-selling of additional insurance products and increased retention.

The focus of agency managers is to recruit, train, supervise and retain agents to achieve high production levels of profitable business. Agency manager compensation has historically been comprised of 1) overwrite commissions, which vary according to the productivity level and persistency of business of the agents managed and 2) a reward related to the attainment of sales goals. We have a compensation program comprised of salary and a performance-based component, which compensates for attainment of distribution and sales goals. This compensation structure aligns with the requirements of the agency manager role and offers a financial incentive that aligns with the strategic priorities of growing both agency scale and productivity.

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

We have a variety of incentives and recognition programs to focus agents on production of quality life insurance business. Some recognition programs and incentives are jointly conducted with the property-casualty companies. These programs provide significant incentives for the most productive agents. Approximately 12% of our agents and agency managers qualify for our primary annual incentive trip. Agent recruiting, training, financing and compensation programs are designed to develop a productive agent for the long term.

In order to increase an agent's opportunity for success and increase retention, we offer a reserve agent program in which the agent completes a training program that can take up to four months and achieves certain production minimums on a part-time basis before being contracted as a full-time agent. This program gives us and the agent an opportunity to assess whether the candidate is expected to have a successful long-term career as our agent. The reserve agent program, along with distribution initiatives focused on new agent financing, centralized training, a quality recruiting/selection process and a strong field leadership team have strengthened our distribution and improved agent retention. Our one-year agent retention was 87% for 2016 and our four-year agency force retention rate for 2016 was approximately 31%.

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

Premiums Collected - Annuity Segment

	Year ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Individual fixed rate
First year	$123,687	$137,015	$104,713
Renewal	89,584	100,594	105,742
Individual indexed - first year	125,546	90,869	78,795
Group	10,575	9,414	8,781
Total Annuity	$349,392	$337,892	$298,031

Annuity premiums collected increased in 2016 due to increased sales of indexed annuity products, partially offset by decreased sales of fixed rate deferred annuity products. Premiums collected increased in 2015 compared to 2014 due to increased sales of fixed rate deferred annuity and indexed annuity products. The amount of traditional annuity premiums collected is highly dependent upon the relationship between the current crediting rates on our products and the perceived security of our products compared to those of competing products. Average crediting rates on our individual deferred annuity contracts were 2.77% in 2016, 2.81% in 2015 and 2.91% in 2014. Traditional annuity premiums collected in our Farm Bureau market territory in 2016 were concentrated primarily in the states of Iowa (27%), Kansas (23%) and Oklahoma (7%).

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

In addition to FPDAs, we also market single premium deferred annuities (SPDA) and single premium immediate annuity (SPIA) products, which feature a single premium paid when the contract is issued. Benefit payments and the surrender charge structure on SPDA contracts are similar to other fixed rate annuities. Benefit payments on SPIAs begin immediately after the issuance of the contract. Sales of the SPIA products are currently suspended due to the low interest rate environment.

Approximately 39% of our existing individual traditional annuity business, based on account balances, is held in qualified retirement plans. For deferred annuity products, in order to encourage persistency, a surrender charge is imposed against the policyholder's account balance for early termination of the annuity contract within a specified period after its effective date. The surrender charge structure varies by product, but typically starts at 6% to 10% and decreases 1% to 2% per year until it reaches 0%.

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

Withdrawal Rates

Withdrawal rates (excluding death benefits) for our individual deferred annuities were 4.0% for 2016, 4.0% for 2015 and 4.6% for 2014. We believe the competitive environment, due to the low level of market interest rates, has favorably impacted the level of withdrawal rates in these periods.

Interest Crediting Policy

We have a rate setting committee that meets monthly, or more frequently if required, to review and establish current period interest rates based upon existing and anticipated investment opportunities. This applies to new sales and to annuity products after an initial guaranteed period. We examine earnings on assets by portfolio. We then establish rates based on each product's target spread and competitive market conditions at the time. Most of our annuity contracts have guaranteed minimum crediting rates. These rates range from 1.00% to 5.50%, with a weighted average guaranteed crediting rate of 2.24% at December 31, 2016 and 2.33% at December 31, 2015. The weighted average interest rate guarantees on annuity contracts issued during 2016 was 1.00%.

Indexed Annuities

With an indexed annuity, the policyholder may choose from a traditional fixed rate strategy or an indexed strategy, with the underlying index being the S&P 500®. The product requires crediting of interest and a reset of the index annually. The computation of the index credit is based upon either a point-to-point calculation (i.e., the gain in the index from the beginning of the contract year to the next reset date) or a monthly averaging of the index during the period, subject to a cap. This product allows contract holders to transfer funds among the indexed accounts and a traditional fixed rate strategy at the end of each reset period. It automatically includes a guaranteed lifetime withdrawal benefit rider. If activated by the policyholder, the rider provides a minimum amount that is available for withdrawal at specified withdrawal rates even if the accumulated value goes to zero. There is an additional annual charge for the activated rider.

The indexed annuity contract value is equal to the premiums paid plus interest credited to the fixed portion of the contract and index credits on the indexed portion of the contract, less partial withdrawals taken from the contract.

The minimum guaranteed contract values are equal to 87.5% of the premium collected plus interest credited at an annual rate of 1.0% compounded annually.

We purchase one-year call options on the S&P 500 to fund the index credits due to the indexed annuity contract holders. On the respective anniversary dates of the indexed annuity contracts, the index used to compute the index credits is reset, and subsequently new call options are purchased to fund the next index credit. The cost of the options is managed through the terms of the indexed annuities, which permit changes to caps, subject to minimum guarantees.

We invest indexed premiums and the investments reside in our general account. We then purchase call options and pay acquisition costs from the general account. With respect to that portion of the indexed account value allocated to an indexed crediting strategy, our spread is measured as the difference between the aggregate yield on the relevant portion of our invested assets, less the aggregate option costs and the costs associated with minimum guarantees. If the minimum guaranteed value of an indexed product exceeds the indexed value (computed on a cumulative basis over the life of the contract), the general account earnings are available to satisfy the minimum guarantees. If there were little or no gains in the entire series of options purchased over the life of an indexed annuity, we would incur expenses for credited interest over and above our option costs. In addition, if we are not successful in matching the terms of call options purchased with the terms of the indexed annuities, index credits could exceed call option proceeds. This would cause our spreads to tighten and reduce our profits.

Interest Crediting Rates Compared to Guarantees - Annuity Segment

Liabilities at
December 31, 2016
(Dollars in thousands)
Fixed rate annuities:
Greater than or equal to 100 basis points over guarantee	$438,469
50 basis points to 99 basis points over guarantee	455,998
1 basis point to 49 basis points over guarantee	60,742
At guaranteed rate	1,882,483
Indexed annuities	361,297
Non-discretionary rate setting products	628,306
Total interest sensitive product liabilities	$3,827,295

In Force - Annuity Segment

	December 31,
	2016	2015	2014
	(Dollars in thousands)
Number of contracts	53,676	53,319	52,938
Interest sensitive reserves	$3,827,295	$3,550,364	$3,370,109
Other insurance reserves	364,966	370,326	372,244

Life Insurance Segment

We sell a variety of traditional and universal life insurance products through our exclusive agency force. The Life Insurance segment consists of whole life, term life and universal life policies. These policies provide benefits upon the death of the insured and may also allow the customer to build cash value on a tax-deferred basis.

Premiums Collected - Life Insurance Segment

	For the year ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Universal life:
First year	$17,480	$25,006	$36,446
Renewal	70,157	67,676	63,684
Total	87,637	92,682	100,130
Participating whole life:
First year	16,177	14,533	11,264
Renewal	97,665	97,030	97,483
Total	113,842	111,563	108,747
Term life and other:
First year	9,944	11,710	11,282
Renewal	97,467	91,748	86,103
Total	107,411	103,458	97,385
Total Life Insurance	308,890	307,703	306,262
Reinsurance ceded	(27,339)	(26,700)	(24,164)
Total Life Insurance, net of reinsurance	$281,551	$281,003	$282,098

Life premiums collected were higher in 2016 compared to 2015 due to increased sales of whole life and renewal premiums of term life policies. These increases were partially offset by a decline in first year universal life premiums. Life insurance premiums collected in our market territory in 2016 were concentrated primarily in the states of Iowa (23%), Kansas (15%) and Oklahoma (9%).

Traditional Life Insurance

We offer traditional participating whole life insurance products. Participating whole life insurance provides benefits for the life of the insured. It provides level premiums and a level death benefit and requires payments in excess of mortality costs in early years to offset increasing mortality costs in later years. Under the terms of these policies, policyholders have a right to participate in our surplus to the extent determined by Farm Bureau Life, generally through annual dividends. Participating business accounted for 35% of life receipts from policyholders during 2016 and represented 11% of life insurance in force at December 31, 2016.

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

Universal Life Insurance

Our universal life policies provide permanent life insurance protection with a flexible or fixed premium structure, which allows the customer to pre-fund future insurance costs and accumulate savings on a tax-deferred basis. Premiums received, less policy assessments for administration expenses and mortality costs, are credited to the policyholder's account balance. Interest is credited to the cash value at rates that we periodically set.

Our indexed universal life insurance product provides life insurance protection with flexible premium payments and provides a death benefit with cash accumulation. The premium is paid into a holding account and once it is fully funded with a year's worth of policy charges, the excess value is transferred into an indexed segment that earns interest based on the percentage change in the S&P 500. A quarterly review is conducted to determine whether the holding account contains 12 months' worth of policy charges. We purchase one-year call options on the S&P 500 to fund the indexed segment credits. Interest on each of the indexed segments is credited annually on a point-to-point basis. After any annual earned interest is credited to an indexed segment, the money is transferred back to the holding account where it can become eligible for a new indexed segment. Positive interest credit is subject to a cap. If the ending index value is less than the initial index value, the interest credit will be zero.

Underwriting

We follow formal underwriting standards and procedures designed to properly assess and quantify life insurance risks before issuing policies to individuals. To implement these procedures, we employ an underwriting staff of 13 underwriters who have an average of 20 years of experience in the insurance industry.

Our underwriters review each application, which is prepared under the supervision of our agents, and supported by any required testing and records: blood, urine or oral fluid testing, paramedical/physicians' examinations, motor vehicle or pharmacological inspection reports and medical records. We generally begin employing blood, oral fluid or urine testing (including HIV antibody testing) whenever the applicant is at least 18 and at face amounts of at least $50,000. Additional underwriting requirements and inspection reports are required as either the face amount or the age of the proposed insured increases. Based on the results of these tests, we may adjust the mortality charge or decline coverage completely.

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

Interest Crediting and Participating Dividend Policy

The interest crediting policy for our life insurance products is the same as for our traditional annuity products in the Annuity segment. See "Interest Crediting Policy" under the Annuity Segment discussion. We pay dividends, credit interest and determine other nonguaranteed elements on the individual insurance policies depending on the type of product. Some elements, such as dividends, are generally declared for a year at a time. Interest rates and other nonguaranteed elements are determined based on experience as it emerges and with regard to competitive factors. Weighted average contractual credited rates on our universal life contracts were 3.79% in 2016, 3.90% in 2015 and 3.99% in 2014. Our universal life contracts have guaranteed minimum crediting rates that range from 1.00% to 4.50%, with a weighted average guaranteed crediting rate of 3.63% at December 31, 2016 and 3.66% at December 31, 2015.

Interest Crediting Rates of Interest Sensitive Life Products Compared to Guarantees - Life Insurance Segment

Liabilities at
December 31, 2016
(Dollars in thousands)
Discretionary rate setting products with minimum guarantees:
Greater than or equal to 100 basis points over guarantee	$16,414
50 basis points to 99 basis points over guarantee	153,982
At guaranteed rate	650,120
Non-discretionary rate setting products	82,486
Total interest sensitive product liabilities	$903,002
Impact of unrealized gains and losses	(3,795)
Interest sensitive reserves	$899,207

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

In Force - Life Insurance Segment

	December 31,
	2016	2015	2014
	(Dollars in thousands, except face amounts in millions)
Number of policies - traditional life	364,698	365,029	362,519
Number of policies - universal life	64,044	62,661	62,020
Face amounts - traditional life	$49,108	$47,490	$45,295
Face amounts - universal life	6,872	6,616	6,436
Traditional insurance reserves	1,887,539	1,818,245	1,750,822
Interest sensitive reserves	899,207	859,582	824,964

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

We previously issued our own variable products, but in 2010 discontinued underwriting new sales. The existing in force business remains on our books and we continue to administer this business. Variable premiums collected from prior sales were $58.3 million in 2016, $63.8 million in 2015 and $66.1 million in 2014. During 2010, we began selling variable products underwritten by another insurance company with variable product expertise. We earn fees from the sale of these brokered products, which are reported as other income, and we are not responsible for administering this business. A portion of these revenues is passed on to our agents as commissions for the underlying sales.

Reinsurance

We reinsure a portion of our life insurance exposure with unaffiliated insurance companies under traditional indemnity reinsurance agreements. New sales of life products are reinsured above prescribed limits and do not require the reinsurer's prior approval within certain guidelines. We do not use financial or surplus relief reinsurance. We enter into indemnity reinsurance arrangements to assist in diversifying our risks and to limit our maximum loss on risks that exceed our policy retention limits. Our current maximum retention limit on an insured life is $1.0 million.

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

Primary Reinsurers as of December 31, 2016

Reinsurer	A.M. Best Rating	Amount of In Force Ceded	Reserve Credit
		(Dollars in millions)
Swiss Re Life & Health America Inc.	A+	$6,354.0	$27.4
RGA Reinsurance Company	A+	4,259.4	29.4
SCOR Global Life USA Reinsurance Company	A	2,337.6	11.4
All other (11 reinsurers)*	A- to A++	1,307.5	7.7
Total		$14,258.5	$75.9

*
All other includes Scottish Re, which is not rated by A.M. Best. New business with Scottish Re was terminated in early 2007, following difficulties at that company and related ratings downgrades. As of December 31, 2016, $268.6 million of in force was ceded to Scottish Re. Scottish Re continues to meet its reinsurance obligation with us in a normal fashion.

In addition, we have an annual 100% quota share accidental death reinsurance agreement. Coverage includes all acts of terrorism including those of a nuclear, chemical or biological origin. Coverage is subject to an annual aggregate retention by us of $14.6 million.

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

As of the date of this filing, Farm Bureau Life's A.M. Best financial strength rating is "A" (Excellent) with a stable outlook and FBL Financial Group's A.M. Best issuer credit rating is "a" with a positive outlook.

A.M. Best has 16 financial strength ratings assigned to insurance companies, which currently range from A++ (Superior) to S (Suspended). A.M. Best's issuer credit ratings range from aaa (exceptional) to d (in default). A + or - may be appended to ratings from aa to ccc to indicate relative position within a category. A rating of bbb- or above is considered investment grade. As of the date of this filing, A.M. Best has the life/annuity industry on a negative rating outlook. This rating outlook is viewed by A.M. Best to be reflective of an industry that is susceptible to a variety of pressures that raise operational risk and place increasing time constraints on senior management, diverting them from more valuable endeavors.

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

Employees

At December 31, 2016, we had 1,644 full-time employees. A majority of our employees, including the executive officers, also provide services to Farm Bureau Property & Casualty Insurance Company and other affiliates pursuant to management agreements. None of our employees are members of a collective bargaining unit.

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

Our results of operations are materially affected by conditions in the economy and financial markets. Below-average global growth and low market interest rates continue to challenge the life insurance and annuity industry. While the U.S. economy continues to expand at a moderate pace, growth remains low across much of the rest of the global economy. In the financial markets, liquidity, corporate profitability and modest economic growth continue to support fundamental credit quality. However, challenging economic conditions outside of the U.S. and strong demand for U.S. assets have constrained interest rates broadly, challenging growth in investment income and resulting in declining portfolio investment yields across the life insurance and annuity industry.

Our business benefits from moderate to strong economic expansion. Conversely, a lackluster economic recovery characterized by higher unemployment, lower family income, lower consumer spending, muted corporate earnings growth and lower business investment could adversely impact the demand for our products in the future. In addition, a significant portion of our customer base operates in the agricultural industry; accordingly, fluctuations in commodity prices, federal subsidies and the value of farm land may impact our customers' demand for our insurance and investment products. We also may experience a higher incidence of claims, lapses or surrenders of policies following such fluctuations. We cannot predict with certainty whether or when such actions may occur, or what impact such actions could have on our business, results of operations, cash flows or financial condition.
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
Adverse capital market conditions may affect the availability and cost of additional financing, thereby ultimately impacting our profitability, liquidity and ability to support or grow our businesses. Without sufficient capital and liquidity, we could be forced to curtail certain of our operations, and our business could suffer. Actions we might take to access financing may in turn cause rating agencies to reevaluate our ratings.
We manage our capital level to be consistent with statutory and rating agency requirements. As of December 31, 2016, we estimate that Farm Bureau Life has sufficient capital to meet our rating objectives. However, this capital may not be sufficient if significant future losses are incurred and access to additional capital is limited.

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

Particularly in the event of a major downturn in economic activity, we are subject to the risk that issuers of fixed maturity securities, other debt securities and commercial mortgage borrowers, will default on principal and interest payments. As of December 31, 2016, we held $7.0 billion of fixed income securities, $0.3 billion of which represented below-investment grade holdings. Of these below-investment grade holdings, 94.5% were acquired as investment grade holdings but, as of December 31, 2016, had been downgraded to below investment grade. An increase in defaults on our fixed maturity securities and commercial mortgage loan portfolios could harm our financial strength and reduce our profitability.

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
The amount of dividends we have available to pay our common shareholders is limited to a certain extent by the amount of dividends our primary operating subsidiary, Farm Bureau Life, is able to pay to its parent, FBL Financial Group, Inc. Farm Bureau Life's ability to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. At December 31, 2016, Farm Bureau Life’s statutory unassigned surplus was $483.8 million. There are certain additional limits to the amount of dividends that may be paid within a year without approval of the Insurance Division, Department of Commerce of the State of Iowa (the Iowa Insurance Division) as discussed in Note 7 to our consolidated financial statements included in Item 8. During 2017, the maximum amount available for distribution to FBL Financial Group, Inc. from Farm Bureau Life without regulatory approval is $106.1 million.

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

Failure to maintain adequate capital levels could lead to ratings downgrades and liquidity issues that could adversely affect our business and financial condition.

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

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. From time to time, we are required to adopt new or revised accounting standards. It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our financial condition and results of operations. The impact of accounting pronouncements that have been issued but not yet implemented is discussed in Note 1 to our consolidated financial statements included in Item 8. In addition, there is currently a project underway, by the accounting setting body, to evaluate the accounting for long-term insurance contracts. While it is uncertain what the final outcome of the project will be or when it will be completed, it is possible that changes to the accounting guidance could be significant. In addition, our insurance subsidiaries are subject to statutory accounting principles. Any changes in these accounting principles may materially impact our minimum required capital levels.

On April 8, 2016, the U.S. Department of Labor (DOL) issued regulations (the Final Rule) addressing when companies and individuals providing investment advice with respect to certain employee benefit plans or individual retirement accounts (IRAs) are considered a fiduciary under the Employee Retirement Income Security Act (ERISA) and the Internal Revenue Code. The Final Rule offers a very broad definition of fiduciary investment advice, which includes services currently offered to some of our customers with such plans or IRAs. The DOL has also issued a new set of prohibited transaction exemptions (PTEs) and amendments to existing PTEs to permit certain common fee and compensation practices to continue. Under the Final Rule the agents who sell fixed indexed annuities and the registered representatives who sell variable annuities or investment products for use in certain employee benefit plans or IRAs would be considered fiduciaries, and could subject themselves and one or more of our companies to additional disclosures, reporting, record keeping and other regulatory requirements. It is not uncommon for our customers to utilize products we offer in such plans. We believe the Final Rule will require adjustments and refinements to our current practices and procedures in order to comply with the Final Rule. We expect to sell all qualified products under PTE 2016-1, formerly known as the Best Interest Contract Exemption, or BICE. We believe that the rule will not have a material impact on sales, assuming the rule does not negatively affect customer behavior. There will be initial one-time expenses incurred to develop the processes to comply with the Final Rule, however, our initial assessment suggests that ongoing administration costs will not be significant. The effective date of the Final Rule is June 7, 2016, but the provisions of the Final Rule will not apply until April 10, 2017. Limited additional transition relief is available until January 1, 2018, under exemptions released with the Final Rule. The DOL filed a notice on February 9, 2017 with the Office of Management and Budget (OMB) to delay implementation of its fiduciary rule via a Notice of Proposed Rulemaking. If OMB approves the proposal, the DOL would send the notice to the Federal Register for publication. Details will not be available until OMB approves the notice. We continue to analyze the potential effect of the Final Rule on our businesses.

Cyber attacks, system security risks, data protection breaches and other technology failures could adversely affect our business and results of operations.

A technology failure could occur and potentially disrupt our business, damage our reputation and adversely affect our profitability. Our information technology systems are subject to computer viruses or other malicious codes, unauthorized access and cyber attacks. The administrative and technical controls and other preventive actions we take to reduce the risk of cyber incidents and protect our information technology systems may be insufficient to prevent physical and electronic break-ins, cyber attacks or other security breaches to our computer systems. In addition, disruptions or breaches could occur as a result of natural disasters, man-made disasters, industrial accident, blackout, criminal activity, technological changes or events, terrorism or other unanticipated events beyond our control. Any compromise of the security of our technology systems that results in the inappropriate disclosure of personally identifiable customer information could damage our reputation, expose us to litigation and require us to incur significant technical, legal and other expenses. While the company has insurance intended to provide coverage from certain losses related to such incidents and a variety of preventative security measures such as risk management, information protection, disaster recovery and business continuity plans, we cannot predict the method or outcome of every possible cyber incident. Unanticipated problems with our systems or recovery plans could have a material adverse impact on our ability to conduct business, our results of operations and our financial position.
Actual experience, which differs from our assumptions regarding future persistency, mortality and interest rates used in pricing our products and calculating reserve amounts and deferred acquisition costs, could have a material adverse impact on our financial results.
The process of pricing products and calculating reserve amounts and deferred acquisition costs for an insurance organization involves the use of a number of assumptions including those related to persistency (how long a contract stays with the company), mortality (the relative incidence of death in a given time) and interest rates (the rates expected to be paid or received on financial instruments, including insurance or investment contracts). Actual results could differ significantly from those assumed. Actual experience, which differs from one or more of these assumptions, could have a material adverse impact on our results of operations.
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

Our earnings are significantly influenced by the claims paid under our insurance contracts and will vary from period to period depending upon the amount of claims incurred. We are exposed to the risk of catastrophic mortality, such as a pandemic or other event that causes a large number of deaths. There is only limited predictability of claims experience within any given quarter or year. The liability that we have established for future insurance and annuity policy benefits is based on assumptions concerning a number of factors, including interest rates, expected claims, persistency and expenses. In the event our future experience does not match our pricing assumptions or our past results, our operating results could be materially adversely affected.
Our reinsurance program involves risks because we remain liable with respect to the liabilities ceded to reinsurers if the reinsurers fail to meet the obligations assumed by them.
We reinsure a portion of our life insurance exposure with unaffiliated insurance companies under traditional indemnity reinsurance agreements. New sales of life products are reinsured above prescribed limits and do not require the reinsurer's prior approval within certain guidelines. We enter into indemnity reinsurance arrangements to assist in diversifying our risks and to limit our maximum loss on risks that exceed our policy retention limits. Our current maximum retention limit on an insured life is $1.0 million.
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
Farm Bureau Life's business relies significantly upon the maintenance of our right to use the Farm Bureau and FB trade names and related trademarks and service marks, which are controlled by the American Farm Bureau Federation and state Farm Bureau organizations. See discussion under "Item 1. Business - Marketing and Distribution - Affiliation with Farm Bureau" for information regarding these relationships and circumstances under which our access to the Farm Bureau membership base and use of the "Farm Bureau" and "FB" designations could be terminated. The loss of the right to use these designations in a key state or states could have a material adverse effect on operating results.
Our relationship with Farm Bureau organizations could result in conflicts of interests.
Our business and operations are interrelated to a degree with that of the American Farm Bureau Federation and its affiliates, and state Farm Bureau organizations and their affiliates. The Company and its wholly owned subsidiary, Farm Bureau Life, share common directors with the American Farm Bureau Federation and certain state Farm Bureau organizations and their affiliates. Farm Bureau Life has written agreements with certain state Farm Bureau organizations, which cover the use of the Farm Bureau name and logo in their respective states. Farm Bureau Life also has written service agreements with affiliates of these state Farm Bureau organizations covering the management of our shared distribution in those states. Negotiation and approval of those agreements may give rise to conflicts of interest for those who serve on the boards of directors of both parties to such agreements. Conflicts could also arise with respect to other business dealings among the parties.
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
In recent years, reforming the corporate income tax code has been the subject of a great deal of discussion and debate among our elected officials. With single party control of both the Legislative and Executive branches of the federal government, the prospects for tax reform are now significantly enhanced. While it is currently unclear the path tax reform will ultimately take, these efforts could impact the life insurance industry and our companies, products, capital levels and financial results.
The annuity and life insurance products that we market generally offer income tax advantages to policyholders as compared to other savings instruments, such as certificates of deposit and taxable bonds. Current federal income tax law allows for the deferral of income tax on the earnings during the accumulation period of certain annuity or insurance policies, as opposed to the current taxation of other savings instruments. In addition, life insurance death benefits are generally exempt from income tax. Legislation eliminating this tax deferral or exemption, or changes to reduce the taxation of competing products, could adversely affect our financial position and results of operations.
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
Other possible components of tax reform that could impact our business include the reduction of corporate income tax rates, implementation of some aspects of a consumption-based tax, and the elimination of other credits and deductions. The likelihood of enactment of any of these proposals and the extent of the adverse consequences they may cause us, if any, is uncertain.

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
The success of our business and the ability to reach our goals is dependent, to a large extent, on our ability to attract and retain key employees. Competition is intense in the job market for certain positions, such as actuaries and other insurance professionals with demonstrated ability, particularly with our headquarters being located in central Iowa, a hub of insurance company home offices, where we compete with other insurance and financial institutions.
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
Our business strategy involves providing customers with easy-to-use products and systems to meet their needs, and our information systems require an ongoing commitment of resources to maintain current standards. We are continuously enhancing and updating our systems to keep pace with changes in information processing technology, evolving industry and regulatory standards, threats and customer demands. A failure to provide customers with the information systems they need to conduct business with us could negatively impact relationships with our customers.
Our business is dependent, in part, upon third-party software and services for some of the above-listed technology needs. If one of our third-party vendors is unable to provide the service we require, there could be an adverse impact on our ability to meet our customer, agent, reporting, regulatory and other operational needs.
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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Market and Dividend Information

The Class A common stock of FBL Financial Group, Inc. is traded on the New York Stock Exchange under the symbol FFG. The following table sets forth the cash dividends per common share and the high and low prices of FBL Financial Group Class A common stock as reported in the consolidated transaction reporting system for each quarter of 2016 and 2015.

Class A Common Stock Data (per share)	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
2016
High	$62.03	$63.85	$67.31	$82.60
Low	53.32	56.41	58.01	60.80
Dividends declared and paid	2.42	0.42	0.42	0.42
2015
High	$62.54	$63.24	$62.64	$69.80
Low	51.97	55.50	53.80	59.25
Dividends declared and paid	2.40	0.40	0.40	0.40

Special Dividends

In March 2016, the Board of Directors approved a special $2.00 per share cash dividend payable to Class A and Class B common shareholders totaling $49.7 million. In March 2015, the Board of Directors approved a special $2.00 per share cash dividend payable to Class A and Class B common shareholders totaling $49.5 million.

Other Information

There is no established market for purchasing our Class B common stock, although it is convertible upon demand into Class A common stock on a share for share basis. As of January 28, 2017, there were approximately 6,200 holders of Class A common stock and 21 holders of record of Class B common stock.

Class B common stockholders receive dividends at the same rate as that declared on Class A common stock. We intend to declare regular quarterly cash dividends in the future, subject to the discretion of the Board of Directors, which depends in part upon general business conditions, legal restrictions and other factors the Board of Directors deems relevant. It is anticipated that the quarterly dividend rate for 2017 will increase to $0.44 per share and a special dividend of $1.50 per common share will be paid in the first quarter of 2017.

For restrictions on dividends, see "Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources" included in Item 7.

Comparison of Five-Year Total Return

Total Return Performance
FBL Financial Group, Inc.
S&P 500
S&P 500 Life & Health Insurance Index
Index Value
300
280
260
240
220
200
180
160
140
120
100
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16

	Period Ended
	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
FBL Financial Group, Inc.	$100.00	$101.84	$141.18	$188.46	$219.64	$286.25
S&P 500 Index	100.00	116.00	153.57	174.60	177.01	198.18
S&P 500 Life & Health Insurance Index	100.00	114.59	187.33	190.98	178.93	223.41

Source: SNL Financial LC

The performance graph shows a comparison of the cumulative total return over the past five years of our Class A common stock, the S&P 500 Index and the S&P 500 Life and Health Insurance Index. The graph plots the changes in value of an initial $100 investment, assuming reinvestment of dividends.

Issuer Purchases of Equity Securities

We had no issuer purchases of equity securities for the quarter ended December 31, 2016. We have $49.5 million available under a stock repurchase program announced on March 3, 2016, which will expire on March 31, 2018. The program authorizes us to make repurchases of Class A common stock in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. Completion of the program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares, if any, that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

	As of or for the year ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands, except per share data)
Consolidated Statement of Income Data
Interest sensitive product charges	$111,928	$114,584	$109,770	$111,575	$101,410
Traditional life insurance premiums	196,914	190,956	183,300	180,944	175,086
Net investment income	404,170	391,149	382,082	370,651	361,324
Realized gains (losses) on investments	(1,763)	10,489	2,938	13,555	452
Total revenues	726,414	722,809	692,939	691,231	655,540

Income from continuing operations	107,219	113,473	109,869	108,393	82,796
Loss from discontinued operations	—	—	—	—	(2,939)
Net income	$107,219	$113,473	$109,869	$108,393	$79,857

Earnings per common share:
Income from continuing operations	$4.29	$4.55	$4.42	$4.25	$3.01
Income (loss) from discontinued operations	—	—	—	—	(0.11)
Earnings per common share	$4.29	$4.55	$4.42	$4.25	$2.90
Earnings per common share - assuming dilution:
Income from continuing operations	$4.28	$4.53	$4.39	$4.21	$2.97
Income (loss) from discontinued operations	—	—	—	—	(0.10)
Earnings per common share - assuming dilution	$4.28	$4.53	$4.39	$4.21	$2.87

Cash dividends (1)	$3.68	$3.60	$1.40	$2.52	$0.40
Weighted average common shares outstanding - assuming dilution	25,029,083	25,016,483	25,016,244	25,774,415	27,838,548

Consolidated Balance Sheet Data
Total investments	$8,174,660	$7,722,753	$7,680,970	$7,040,002	$7,160,650
Assets held in separate accounts	597,072	625,257	683,033	693,955	618,809
Total assets	9,566,134	9,132,004	9,064,408	8,461,323	8,417,726
Long-term debt	97,000	97,000	97,000	97,000	147,000
Total liabilities	8,377,876	7,997,530	7,811,526	7,416,532	7,205,479
Total stockholders' equity (2)	1,188,258	1,134,474	1,252,882	1,044,791	1,212,247
Book value per common share (2)	47.61	45.61	50.57	42.08	47.47

Notes to Selected Consolidated Financial Data

(1)	Dividends in 2016, 2015 and 2013 include a special $2.00 per share cash dividend to Class A and B common shareholders.

(2)
Amounts are impacted by accumulated other comprehensive income totaling $149.6 million in 2016, $114.5 million in 2015, $258.4 million in 2014, $119.1 million in 2013 and $289.9 million in 2012. These amounts are net of deferred income taxes and other adjustments for assumed changes in deferred acquisition costs, unearned revenue reserve, value of insurance in force acquired and policyholder liabilities.

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

We analyze operations by reviewing financial information regarding our primary products that are aggregated in Annuity and Life Insurance product segments. In addition, our Corporate and Other segment includes various support operations, corporate capital and other product lines that are not currently underwritten by the Company. We use operating income, in addition to net income, to measure our performance. Operating income, for the periods presented, consists of net income adjusted to exclude the impact of realized gains and losses on investments and the change in net unrealized gains and losses on derivatives, which can fluctuate greatly from period to period. These fluctuations make it difficult to analyze core operating trends. In addition, for derivatives not designated as hedges, there is a mismatch between the valuation of the asset and liability when deriving net income (loss). Specifically, call options relating to our indexed business are one-year assets while the embedded derivative in the indexed contacts represent the rights of the contract holder to receive index credits over the entire period the indexed annuities are expected to be in force. Operating income is not a measure used in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP), but is a common life insurance industry measure of performance. A view of our operating performance without the impact of these items enhances the analysis of our results, although it should not be viewed as a substitute for net income as a measure of financial performance. See Note 13 to our consolidated financial statements included in Item 8 for further information regarding how we define our segments and operating income.

We also include within our analysis “premiums collected,” another measure that is not used in financial statements prepared in accordance with GAAP, but is a common life insurance industry measure of agent productivity. See Note 13 to our consolidated financial statements included in Item 8 for further information regarding this measure and its relationship to GAAP revenues.

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

Our profitability is also impacted by changes in accounting guidance that impact the timing of profit recognition. See Note 1 to our consolidated financial statements included in Item 8 for details on pending accounting pronouncements. In addition to guidance that has been adopted, the accounting standards setting bodies are currently working on other projects that could impact the timing of profit emergence including the accounting for insurance contracts. It is uncertain what the outcome of these or other projects will be or when they will be completed.

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

Economic and other environmental factors that may impact our business include, but are not limited to, the following:

•	The impact of the recent United States presidential election on economic, trade, regulatory and tax policies is uncertain.

•	Gross Domestic Product increased at an annual rate of 1.6% during 2016 based on recent estimates.

•	U.S. unemployment was estimated to be 4.7% at year-end 2016.

•	U.S. net farm income is estimated to have decreased 17.2% and farm real estate value is estimated to have decreased 0.5% during 2016 according to recent U.S. Department of Agriculture estimates.

•	The U.S. 10-year Treasury yield increased during 2016 from 2.27% at December 31, 2015 to 2.45% at December 31, 2016.

•	Continued uncertainty as to actions the United States Congress will take to address the national debt, including potential actions to change the tax advantages of life insurance.

•	The pending Department of Labor fiduciary rule, which expands the regulation of sales of insurance products used in retirement plans. See Part 1, Item 1A for further discussion of this proposal.

The benchmark U.S. 10-Year Treasury yield spent most of 2016 below 2%, averaging 1.83% for the year. The yield rose after the U.S. presidential election to 2.45% at December 31, 2016, which partially offset tightening credit spreads during 2016. While the recent increase in yields is a positive sign, market yields remain low and continue to negatively impact our investment yields as well as the interest we credit on our interest-sensitive products. Our average investment portfolio yield declined during 2016 as yields on new acquisitions were generally lower than the average portfolio yield. Low crediting rates pose challenges to maintaining attractive annuity and universal life products, although our rates are comparable to other insurance companies, allowing us to maintain our competitive position within the market. During the second quarter of 2016, we unlocked assumptions used to amortize deferred policy acquisition costs to reflect the expectation of lower earned spread rates, primarily driven by the expected continuation of low market interest rates. See the segment discussion and “Financial Condition” section that follows for additional information regarding the impact of low market interest rates on our business.

Results of Operations for the Three Years Ended December 31, 2016

	Year ended December 31,			Change over prior year
	2016	2015	2014	2016	2015
	(Dollars in thousands, except per share data)
Net income attributable to FBL Financial Group, Inc.	$107,223	$113,527	$109,941	(6)%	3%
Operating income adjustments:
Realized gains/losses on investments (2)	713	(8,498)	(1,786)	(108)%	376%
Change in net unrealized gains/losses on derivatives (2)	(1,485)	(141)	(1,114)	953%	(87)%
Operating income (1)	$106,451	$104,888	$107,041	1%	(2)%

Pre-tax operating income:
Annuity segment	$66,025	$69,950	$65,056	(6)%	8%
Life Insurance segment	55,977	53,146	51,521	5%	3%
Corporate and Other segment	14,548	11,668	22,865	25%	(49)%
Total pre-tax operating income	136,550	134,764	139,442	1%	(3)%
Income taxes on operating income	(30,099)	(29,876)	(32,401)	1%	(8)%
Operating income (1)	$106,451	$104,888	$107,041	1%	(2)%

Earnings per common share - assuming dilution	$4.28	$4.53	$4.39	(6)%	3%
Operating income per common share - assuming dilution (1)	$4.25	$4.19	$4.27	1%	(2)%
Effective tax rate on operating income	22%	22%	23%
Average invested assets, at amortized cost (3)	$7,615,679	$7,276,929	$6,932,914	5%	5%
Annualized yield on average invested assets (3)	5.38%	5.55%	5.61%
Impact on operating income of unlocking deferred acquisition costs, value of insurance in force acquired, deferred sales inducements, unearned revenue reserve and interest sensitive product reserves, net of tax (1)	$(3,260)	$(257)	$(1,531)	1,168%	(83)%

(1)	Operating income is a non-GAAP measure of earnings.

(2)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred sales inducements, deferred acquisition costs and value of insurance in force acquired, as well as changes in interest sensitive product reserves and income taxes attributable to these items.

(3)	Average invested assets and annualized yield exclude investments in securities and indebtedness of related parties.

Our net income decreased during 2016, compared to 2015, primarily due to lower realized investment gains related to higher impairment charges as well as fewer sales of investments in a gain position. Net income and operating income were positively impacted by increased earnings from an increase in the volume of business in force, partially offset by lower other investment related-income and the impact of unlocking. Our net income increased during 2015, compared to 2014, primarily due to higher realized investment gains. Net income and operating income were negatively impacted by decreased earnings from increases in death benefits and expenses, partially offset by the impact of an increase in the volume of business in force and higher other investment-related income.

We periodically revise key assumptions used in the calculation of the amortization of deferred acquisition costs, value of insurance in force acquired, deferred sales inducements, unearned revenue reserve for participating life insurance and interest sensitive products, as well as reserves on interest sensitive products, as applicable, through an “unlocking” process. These assumptions typically consist of withdrawal and lapse rates, earned spreads and mortality with revisions based on historical results and our best estimate of future experience. The impact of unlocking is recorded in the current period as an increase or decrease to amortization of the respective balances. While the unlocking process can take place at any time, as needs dictate, the process typically takes place annually. See the discussion that follows for further details of the unlocking impact to our operating segments.

Annuity Segment
	Year ended December 31,			Change over prior year
	2016	2015	2014	2016	2015
	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges and other income	$3,807	$2,524	$1,927	51%	31%
Net investment income	210,679	209,896	201,550	—%	4%
Total operating revenues	214,486	212,420	203,477	1%	4%

Benefits and expenses:
Interest sensitive product benefits	113,543	110,356	105,669	3%	4%
Underwriting, acquisition and insurance expenses:
Commissions net of deferrals	2,214	1,874	2,039	18%	(8)%
Amortization of deferred acquisition costs	11,185	9,658	10,477	16%	(8)%
Amortization of value of insurance in force	886	946	2,314	(6)%	(59)%
Other underwriting expenses	20,633	19,636	17,922	5%	10%
Total underwriting, acquisition and insurance expenses	34,918	32,114	32,752	9%	(2)%
Total benefits and expenses	148,461	142,470	138,421	4%	3%
Pre-tax operating income (1)	$66,025	$69,950	$65,056	(6)%	8%

Other data
Annuity premiums collected, direct (2)	$349,392	$337,892	$298,031	3%	13%
Policy liabilities and accruals, end of period	4,192,261	3,920,690	3,742,353	7%	5%
Average invested assets, at amortized cost	4,159,686	3,967,972	3,751,062	5%	6%
Investment fee income included in net investment income (3)	8,426	9,015	6,047	(7)%	49%
Average individual annuity account value	2,879,458	2,696,987	2,534,411	7%	6%

Earned spread on individual annuity products:
Weighted average yield on cash and invested assets	5.28%	5.54%	5.67%
Weighted average interest crediting rate	2.69%	2.78%	2.88%
Spread	2.59%	2.76%	2.79%

Individual annuity withdrawal rate	4.0%	4.0%	4.6%

(1)	Pre-tax operating income is a non-GAAP measure of earnings.

(2)	Premiums collected is a non-GAAP measure of sales production.

(3)	Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our payment speed assumptions.

Pre-tax operating income for the Annuity segment decreased in 2016, compared to 2015, primarily due to the impact of unlocking and increases in interest sensitive benefits. Pre-tax operating income increased in 2015, compared to 2014, primarily due to higher spread income earned from an increase in the volume of business in force, higher investment fee income and a benefit from unlocking, partially offset by an increase in other underwriting expenses.

The average aggregate account value for individual annuity contracts in force increased in 2016 and 2015, compared to the prior periods, due to continued sales and the crediting of interest. Continued growth in our business in force contributes to the increase in revenues, benefits and expenses. Interest sensitive benefits in 2016 were also impacted by changes in the discount rate used in the calculation of interest sensitive product reserves resulting in a $0.9 million increase. The increase in other underwriting expenses in 2015 was partially due to a $0.5 million increase in defined benefit plan expense primarily due to settlement charges and the impact of changes in pension assumptions. Premiums collected increased in 2016 compared to 2015 due to increased sales of our indexed annuity product, partially offset by decreased sales of fixed rate deferred annuity products. Premiums collected increased in 2015 compared to 2014 due to increased sales of fixed rate deferred annuity and indexed annuity products. Individual fixed rate deferred annuity collected premiums were $213.3 million in 2016, $237.6 million in

2015 and $210.5 million in 2014. Indexed annuity collected premiums were $125.5 million in 2016, $90.9 million in 2015 and $78.8 million in 2014.

The Annuity segment also includes advances on our funding agreements with the Federal Home Loan Bank of Des Moines (FHLB). Outstanding funding agreements totaled $437.4 million at December 31, 2016, $366.4 million at December 31, 2015 and $362.9 million at December 31, 2014.

Amortization of deferred acquisition costs and the value of insurance in force changed in 2016 and 2015, compared to prior periods, due to changes in actual and expected profits on the underlying business. Amortization, as well as reserves held on certain interest sensitive products, also changed due to the impact of unlocking. Unlocking generally reflects changes in our projected earned spreads, policy lapses and mortality assumptions. During 2016 and 2014, we also unlocked our assumptions as a result of our analysis of the impact of the low interest rate environment on projected investment and spread income. The impact of unlocking on pre-tax operating income was as follows:

Impact of Unlocking on Pre-tax Operating Income

	Year ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Amortization of deferred sales inducements reported in interest sensitive product benefits	$1	$1	$—
Amortization of deferred acquisition costs	(1,219)	1,418	197
Amortization of value of insurance in force acquired	(194)	(52)	(1,645)
Changes in interest sensitive product reserves	—	(722)	—
Increase (decrease) to pre-tax operating income (1)	$(1,412)	$645	$(1,448)

(1)	Pre-tax operating income is a non-GAAP measure of earnings.

The weighted average yield on cash and invested assets for individual annuities decreased in 2016 and 2015, compared to the prior periods, primarily due to lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, compared with the average existing portfolio yield. The decrease in 2016 was also impacted by lower other investment-related income. See the "Financial Condition" section that follows for additional information regarding the yields obtained on investment acquisitions. Weighted average interest crediting rates on our individual annuity products decreased due to crediting rate actions taken in 2016, 2015 and 2014 in response to the declining portfolio yield and a change in the underlying product mix.

Life Insurance Segment
	Year ended December 31,			Change over prior year
	2016	2015	2014	2016	2015
	(Dollars in thousands)

Operating revenues:
Interest sensitive product charges and other income	$63,105	$65,280	$60,960	(3)%	7%
Traditional life insurance premiums	196,914	190,956	183,300	3%	4%
Net investment income	154,427	152,730	146,349	1%	4%
Total operating revenues	414,446	408,966	390,609	1%	5%

Benefits and expenses:
Interest sensitive product benefits:
Interest credited	32,507	33,251	32,488	(2)%	2%
Death benefits and other	51,550	44,066	43,481	17%	1%
Total interest sensitive product benefits	84,057	77,317	75,969	9%	2%
Traditional life insurance benefits:
Death benefits	85,630	87,686	68,987	(2)%	27%
Surrender and other benefits	32,664	28,586	30,577	14%	(7)%
Increase in traditional life future policy benefits	59,406	59,872	63,308	(1)%	(5)%
Total traditional life insurance benefits	177,700	176,144	162,872	1%	8%
Distributions to participating policyholders	10,574	11,828	12,012	(11)%	(2)%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	17,614	17,154	17,454	3%	(2)%
Amortization of deferred acquisition costs	11,038	14,364	15,594	(23)%	(8)%
Amortization of value of insurance in force	1,508	1,481	1,179	2%	26%
Other underwriting expenses	55,978	57,532	54,008	(3)%	7%
Total underwriting, acquisition and insurance expenses	86,138	90,531	88,235	(5)%	3%
Total benefits and expenses	358,469	355,820	339,088	1%	5%
Pre-tax operating income (1)	$55,977	$53,146	$51,521	5%	3%

Other data
Life premiums collected, net of reinsurance (2)	$281,551	$281,003	$282,098	—%	—%
Policy liabilities and accruals, end of period	2,786,746	2,677,827	2,575,786	4%	4%
Life insurance in force, end of period	55,980,731	54,106,365	51,730,819	3%	5%
Average invested assets, at amortized cost	2,802,743	2,686,230	2,549,750	4%	5%
Investment fee income included in net investment income (3)	1,552	4,664	1,696	(67)%	175%
Average interest sensitive life account value	811,390	791,352	760,755	3%	4%

Interest sensitive life insurance spread:
Weighted average yield on cash and invested assets	5.56%	5.86%	5.86%
Weighted average interest crediting rate	3.82%	3.90%	3.99%
Spread	1.74%	1.96%	1.87%

Life insurance lapse and surrender rates	5.4%	5.6%	5.4%

Death benefits, net of reinsurance and reserves released	$83,444	$87,979	$73,521	(5)%	20%

(1)	Pre-tax operating income is a non-GAAP measure of earnings.

(2)	Premiums collected is a non-GAAP measure of sales production.

(3)	Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our payment speed assumptions.

Pre-tax operating income for the Life Insurance segment increased in 2016 and 2015, compared to prior periods. The increase in 2016 was primarily due to an increase in the volume of business in force and decreases in death benefits, partially offset by the impact of unlocking and lower other investment-related income. The increase in 2015 was primarily due to an increase in the volume of business in force, higher other investment-related income and the impact of unlocking, partially offset by increases in death benefits and other underwriting expenses.

Continued growth in our business in force contributes to the increase in revenues, benefits and expenses. The increase in other underwriting expenses in 2015 was also due to a $1.1 million increase in defined benefit plan expense primarily due to settlement charges and the impact of changes in pension assumptions.

Amortization of deferred acquisition costs, deferred sales inducements, the value of insurance in force and unearned revenue reserves changed in 2016 and 2015, compared to prior periods, due to changes in actual and expected profits on the underlying business. Amortization, as well as reserves held on certain interest sensitive products, also changed due to the impact of unlocking. Unlocking generally reflects changes in our projected earned spreads, policy lapses, premium persistency and mortality assumptions. During 2016 and 2014, we also unlocked our assumptions as a result of our analysis of the impact of the low interest rate environment on projected investment and spread income. The impact of unlocking on pre-tax operating income was as follows:

Impact of Unlocking on Pre-tax Operating Income

	Year ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Amortization of unearned revenue reserve reported in interest sensitive product charges and other income	$(2,130)	$252	$309
Amortization of deferred sales inducements reported in interest sensitive product benefits	471	(64)	(57)
Amortization of deferred sales inducements reported in traditional life insurance benefits	69	192	11
Amortization of deferred acquisition costs	7,179	2,439	(494)
Amortization of value of insurance in force acquired	—	—	235
Changes in interest sensitive product reserves	(9,284)	74	(300)
Increase (decrease) to pre-tax operating income (1)	$(3,695)	$2,893	$(296)

(1)	Pre-tax operating income is a non-GAAP measure of earnings.

Death benefits, net of reinsurance and reserves released, decreased in 2016, compared to 2015, due to decreases in the number of claims. The increase in 2015, compared with 2014, was due to increases in the number of claims and the average size of claims.

The weighted average yield on cash and invested assets for interest sensitive life insurance products decreased in 2016, compared to 2015, due to lower other investment-related income and lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, compared with the average existing portfolio yield. The weighted average yield on cash and invested assets remained level in 2015, compared to 2014, as the impact of lower yields on new investment acquisitions was offset by higher other investment-related income from prepayment fees. See the "Financial Condition" section that follows for additional information regarding the yields obtained on investment acquisitions. Weighted average interest crediting rates on our interest sensitive life insurance products decreased due to crediting rate actions taken on various products in 2016, 2015 and 2014 in response to the declining portfolio yield.

Corporate and Other Segment
	Year ended December 31,			Change over prior year
	2016	2015	2014	2016	2015
	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges	$44,716	$46,519	$46,547	(4)%	—%
Net investment income	32,514	31,214	31,913	4%	(2)%
Other income	15,473	15,899	15,186	(3)%	5%
Total operating revenues	92,703	93,632	93,646	(1)%	—%

Benefits and expenses:
Interest sensitive product benefits	37,296	32,346	29,470	15%	10%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	2,907	3,232	3,363	(10)%	(4)%
Amortization of deferred acquisition costs	6,078	11,316	6,929	(46)%	63%
Other underwriting expenses	6,005	6,584	6,669	(9)%	(1)%
Total underwriting, acquisition and insurance expenses	14,990	21,132	16,961	(29)%	25%
Interest expense	4,850	4,850	4,707	—%	3%
Other expenses	16,966	17,507	16,445	(3)%	6%
Total benefits and expenses	74,102	75,835	67,583	(2)%	12%
	18,601	17,797	26,063	5%	(32)%
Net loss attributable to noncontrolling interest	4	54	72	(93)%	(25)%
Equity loss, before tax	(4,057)	(6,183)	(3,270)	(34)%	89%
Pre-tax operating income (1)	$14,548	$11,668	$22,865	25%	(49)%

Other data
Average invested assets, at amortized cost	$653,250	$622,727	$632,102	5%	(1)%
Investment fee income included in net investment income (2)	517	471	1,613	10%	(71)%
Average interest sensitive life account value	354,621	341,136	333,216	4%	2%
Death benefits, net of reinsurance and reserves released	24,262	18,970	17,587	28%	8%
Estimated impact on pre-tax operating income from separate account performance on amortization of deferred acquisition costs (1)	(386)	(2,148)	(540)	(82)%	298%

(1)	Pre-tax operating income is a non-GAAP measure of earnings.

(2)	Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our prepayment speed assumptions.

Pre-tax operating income for the Corporate and Other segment increased in 2016, compared to 2015, primarily due to decreases in pre-tax equity loss and amortization of deferred acquisition costs from the impact of unlocking and market performance on our variable business, partially offset by increases in death benefits. Pre-tax operating income decreased in 2015, compared to 2014, primarily due to increases in pre-tax equity loss and in the amortization of deferred acquisition costs from the impact of unlocking and market performance on our variable business.

Death benefits, net of reinsurance and reserves released, increased in 2016 and 2015, compared to prior periods, due to increases in the number of claims and in the average claim size.

Amortization of deferred acquisition costs, deferred sales inducements, and unearned revenue reserves changed in 2016 and 2015, compared to prior periods, primarily due to the impact of unlocking and market performance on our variable business. Unlocking generally reflects changes in projected earned spreads, separate account performance and withdrawal and mortality assumptions. During 2016 and 2014, we also unlocked our assumptions as a result of our analysis of the impact of the low interest rate environment on projected investment and spread income. The impact of unlocking on pre-tax operating income for the three years was as follows:

Impact of Unlocking on Pre-tax Operating Income

	Year ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Amortization of unearned revenue reserve reported in interest sensitive product charges	$(236)	$299	$(160)
Amortization of deferred sales inducements reported in interest sensitive product benefits	54	96	18
Amortization of deferred acquisition costs	558	(3,251)	(270)
Changes in interest sensitive product reserves	(284)	(1,078)	(200)
Increase (decrease) to pre-tax operating income (1)	$92	$(3,934)	$(612)

(1)	Pre-tax operating income is a non-GAAP measure of earnings.

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

Equity Income, Net of Related Income Taxes

	Year ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Equity income (loss):
Low income housing tax credit investments	$(7,547)	$(7,022)	$(6,411)
Other equity method investments	3,490	839	3,141
	(4,057)	(6,183)	(3,270)
Income taxes:
Taxes on equity income (loss)	1,420	2,164	1,164
Investment tax credits	14,077	13,542	12,209
Equity income, net of related income taxes	$11,440	$9,523	$10,103

Income Taxes on Operating Income

The effective tax rate on operating income was 22.0% for 2016, 22.2% for 2015 and 23.2% for 2014. The effective tax rates differ from the federal statutory rate of 35% primarily due to the impact of low income housing credits from equity method investees and tax-exempt interest and dividend income. The effective tax rate decreased in 2016 and 2015, compared to the prior year, primarily due to increases in tax credits from low income housing tax credit investments. See Note 5 to our consolidated financial statements included in Item 8 for additional information on income taxes.

Impact of Operating Income Adjustments on FBL Net Income

	Year ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Realized gains (losses) on investments	$(1,763)	$10,489	$2,938
Change in net unrealized gains/losses on derivatives	4,160	(114)	1,838
Change in amortization of:
Deferred acquisition costs	108	116	(307)
Value of insurance in force acquired	3	(9)	(7)
Unearned revenue reserve	(8)	(7)	(1)
Reserve change offset on interest sensitive products (1)	(1,314)	—	—
Income tax offset	(414)	(1,836)	(1,561)
Net impact of operating income adjustments	$772	$8,639	$2,900

Summary of adjustments noted above after offsets and income taxes:
Net realized gains/losses on investments	$(713)	$8,498	$1,786
Change in net unrealized gains/losses on derivatives	1,485	141	1,114
Net impact of operating income adjustments	$772	$8,639	$2,900
Net impact per common share - basic	$0.03	$0.35	$0.12
Net impact per common share - assuming dilution	$0.03	$0.34	$0.12

(1)
In 2016, due to changes in product offerings since the last amendment to our policy for calculating operating income, we refined our calculation of operating income to include offsets relating to changes in interest sensitive product reserves. These offsets, net of tax, not taken into account in the computation of operating income for 2015 would have increased operating income $0.1 million and for 2014 would have decreased operating income $0.1 million.

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

Realized Gains (Losses) on Investments

	Year ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Realized gains (losses) on investments:
Realized gains on sales	$11,630	$13,014	$4,593
Realized losses on sales	(8,524)	(1,952)	(833)
Total other-than-temporary impairment charges	(7,320)	(719)	(822)
Net realized investment gains (losses)	(4,214)	10,343	2,938
Non-credit losses included in other comprehensive income (loss)	2,451	146	—
Total reported in statements of operations	$(1,763)	$10,489	$2,938

The level of realized gains (losses) is subject to fluctuation from period to period due to movements in credit spreads and prevailing interest rates, changes in the economic environment, the timing of the sales of the investments generating the realized gains and losses, as well as the timing of other than temporary impairment charges. During 2016, we sold securities to decrease our exposure to the energy sector, resulting in realized gains of $3.9 million and realized losses of $8.4 million. See "Financial Condition - Investments" and Note 2 to our consolidated financial statements included in Item 8 for details regarding our unrealized gains and losses on available-for-sale securities at December 31, 2016 and 2015.

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

Investment Credit Impairment Losses Recognized in Net Income

	Year ended December 31,
	2016	2015	2014
	(Dollars in thousands)

Corporate securities:
Manufacturing	$27	$—	$273
Energy	2,595	—	—
Residential mortgage-backed	2,172	363	—
Other asset-backed	—	—	156
Real estate and other	75	210	393
Total other-than-temporary impairment losses reported in net income	$4,869	$573	$822

Fixed maturity other-than-temporary credit losses for 2016 occurred within the energy sector due to a decline in credit of an issuer that led to a decrease in the expected future cash flows. Other than temporary credit losses also occurred within residential mortgage-backed securities due to reduced reliance on insurance credit support, resulting in a decline in the present value of expected cash flows.

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

Financial Condition

Investments

Our investment portfolio increased 5.9% to $8,174.7 million at December 31, 2016, compared to $7,722.8 million at December 31, 2015. The portfolio increased due to positive cash flows from operating and financing activities as well as an increase of $89.2 million of net unrealized appreciation of fixed maturities during 2016. Additional details regarding securities in an unrealized gain or loss position at December 31, 2016 are included in the discussion that follows and in Note 2 to our consolidated financial statements included in Item 8. Details regarding investment impairments are discussed above in the "Realized Gains (Losses) on Investments" section under "Results of Operations."

We manage the investment portfolio to optimize risk-adjusted yield within the context of prudent asset-liability management. We evaluate multiple cash flow testing scenarios as part of this process. The Company's investment policy calls for investing primarily in high-quality fixed maturities and commercial mortgage loans.

Fixed Maturity Acquisitions Selected Information

	Year ended December 31,
	2016	2015
	(Dollars in thousands)
Cost of acquisitions:
Corporate	$339,083	$430,200
Mortgage- and asset-backed	405,259	283,963
United States Government and agencies	2,739	7,333
Tax-exempt municipals	41,127	47,317
Taxable municipals	30,675	107,894
Total	$818,883	$876,707
Effective annual yield	4.04%	4.46%
Credit quality
NAIC 1 designation	60.7%	64.4%
NAIC 2 designation	36.7%	35.1%
Non-investment grade	2.6%	0.5%
Weighted-average life in years	12.0	17.0

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

A portion of the securities acquired during 2016 and 2015 were acquired with the proceeds from advances on our funding agreements with the FHLB. The securities acquired to support these funding agreements often carry a lower average yield than securities acquired to support our other insurance products, due to the shorter maturity and relatively low interest rate paid on those advances. In addition, certain municipal securities acquired are exempt from federal income taxes, and accordingly have a higher actual return than reflected in the yields stated above. The average yield of the securities acquired, excluding the securities supporting the funding agreements and using a tax-adjusted yield for the municipal securities, was 4.39% in 2016 and 4.70% in 2015.

Investment Portfolio Summary

	December 31, 2016		December 31, 2015
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities - available for sale:
Public	$5,320,670	65.2%	$5,102,378	66.1%
144A private placement	1,442,589	17.6	1,278,017	16.5
Private placement	245,531	3.0	257,381	3.4
Total fixed maturities - available for sale	7,008,790	85.8	6,637,776	86.0
Equity securities	132,968	1.6	121,667	1.6
Mortgage loans	816,471	10.0	744,303	9.6
Real estate	1,955	—	1,955	—
Policy loans	188,254	2.3	185,784	2.4
Short-term investments	16,348	0.2	28,251	0.4
Other investments	9,874	0.1	3,017	—
Total investments	$8,174,660	100.0%	$7,722,753	100.0%

As of December 31, 2016, 95.6% (based on carrying value) of the available-for-sale fixed maturities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of December 31, 2016, no single non-investment grade holding exceeded 0.2% of total investments.

Credit Quality by NAIC Designation and Equivalent Rating

		December 31, 2016		December 31, 2015
NAIC Designation	Equivalent Rating (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$4,465,027	63.7%	$4,351,813	65.6%
2	BBB	2,232,384	31.9	2,053,484	30.9
	Total investment grade	6,697,411	95.6	6,405,297	96.5
3	BB	209,092	2.9	162,246	2.4
4	B	81,210	1.2	37,459	0.6
5	CCC	13,705	0.2	21,601	0.3
6	In or near default	7,372	0.1	11,173	0.2
	Total below investment grade	311,379	4.4	232,479	3.5
	Total fixed maturities - available for sale	$7,008,790	100.0%	$6,637,776	100.0%

(1)
Equivalent ratings are based on those provided by nationally recognized rating agencies with some exceptions for certain residential mortgage, commercial mortgage- and asset-backed securities where they are based on the expected loss of the security rather than the probability of default.

See Note 2 to our consolidated financial statements included in Item 8 for a summary of fixed maturities by contractual maturity date.

Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification

	December 31, 2016
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$342,832	$220,528	$15,557	$122,304	$(6,904)
Capital goods	273,602	222,671	17,451	50,931	(2,580)
Communications	148,355	114,397	9,923	33,958	(2,819)
Consumer cyclical	132,492	110,335	8,387	22,157	(602)
Consumer non-cyclical	477,132	309,320	22,128	167,812	(8,181)
Energy	490,128	336,139	25,404	153,989	(13,643)
Finance	753,213	529,277	34,925	223,936	(6,672)
Transportation	109,228	95,944	6,215	13,284	(1,929)
Utilities	802,346	667,397	80,459	134,949	(5,489)
Other	179,327	139,082	8,152	40,245	(1,124)
Total corporate securities	3,708,655	2,745,090	228,601	963,565	(49,943)
Mortgage- and asset-backed securities	1,768,904	1,124,418	71,612	644,486	(16,834)
United States Government and agencies	32,072	25,634	1,629	6,438	(132)
State, municipal and other governments	1,499,159	1,349,107	119,298	150,052	(7,152)
Total	$7,008,790	$5,244,249	$421,140	$1,764,541	$(74,061)

	December 31, 2015
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$328,324	$158,935	$10,434	$169,389	$(32,490)
Capital goods	240,666	179,367	15,554	61,299	(4,532)
Communications	137,290	89,237	6,930	48,053	(4,264)
Consumer cyclical	123,702	107,309	7,013	16,393	(275)
Consumer non-cyclical	404,439	237,336	16,466	167,103	(8,640)
Energy	483,988	214,232	14,748	269,756	(62,431)
Finance	722,855	533,159	37,895	189,696	(6,894)
Transportation	102,669	70,039	5,331	32,630	(3,690)
Utilities	822,297	622,549	73,894	199,748	(10,537)
Other	152,477	75,490	3,884	76,987	(4,091)
Total corporate securities	3,518,707	2,287,653	192,149	1,231,054	(137,844)
Mortgage- and asset-backed securities	1,602,620	1,147,663	87,718	454,957	(14,954)
United States Government and agencies	44,098	39,291	3,129	4,807	(81)
State, municipal and other governments	1,472,351	1,394,371	129,923	77,980	(2,183)
Total	$6,637,776	$4,868,978	$412,919	$1,768,798	$(155,062)

Gross Unrealized Gains and Gross Unrealized Losses by Energy Industry Classification

	December 31, 2016
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Energy securities:
Midstream	$179,533	$112,683	$6,333	$66,850	$(3,997)
Oil field services	54,898	27,135	2,181	27,763	(5,648)
Independent exploration & production	128,329	98,242	8,092	30,087	(2,477)
Integrated energy	84,319	64,107	5,759	20,212	(494)
Refiners	43,049	33,972	3,039	9,077	(1,027)
Total	$490,128	$336,139	$25,404	$153,989	$(13,643)

	December 31, 2015
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Energy securities:
Midstream	$131,364	$48,886	$2,727	$82,478	$(23,557)
Oil field services	72,565	23,476	1,691	49,089	(15,687)
Independent exploration & production	131,328	52,075	4,107	79,253	(12,346)
Integrated energy	123,621	76,556	5,807	47,065	(8,639)
Refiners	25,110	13,239	416	11,871	(2,202)
Total	$483,988	$214,232	$14,748	$269,756	$(62,431)

At December 31, 2016, 79.7% of our energy holdings were investment grade. Our non-investment grade holdings included oil field services with a carrying value of $33.2 million and an unrealized loss of $4.5 million and midstream issuers with a carrying value of $21.8 million and an unrealized loss of $0.9 million.

Non-Sovereign European Debt Exposure

	December 31, 2016		December 31, 2015
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
Italy	$19,720	$20,769	$19,713	$20,107
Spain	27,130	29,932	27,178	29,617
Ireland	13,988	15,143	14,046	15,546
Subtotal	60,838	65,844	60,937	65,270
United Kingdom	151,724	154,865	183,897	180,291
Netherlands	57,839	61,184	60,061	61,617
France	32,052	34,698	29,325	31,012
Other countries	95,047	99,494	85,520	86,620
Subtotal	336,662	350,241	358,803	359,540
Total European exposure	$397,500	$416,085	$419,740	$424,810

The table above reflects our exposure to non-sovereign European debt. This represents 5.9% of total fixed maturities as of December 31, 2016 and 6.4% as of December 31, 2015. The exposures are primarily in the industrial, financial and utility sectors. We do not own any securities issued by European governments or companies based in Greece.

Credit Quality of Available-for-Sale Fixed Maturities with Unrealized Losses

		December 31, 2016
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$941,794	53.4%	$(27,615)	37.3%
2	BBB	679,428	38.5	(28,472)	38.4
	Total investment grade	1,621,222	91.9	(56,087)	75.7
3	BB	77,750	4.4	(7,658)	10.4
4	B	54,958	3.1	(8,163)	11.0
5	CCC	3,270	0.2	(1,461)	2.0
6	In or near default	7,341	0.4	(692)	0.9
	Total below investment grade	143,319	8.1	(17,974)	24.3
	Total	$1,764,541	100.0%	$(74,061)	100.0%

		December 31, 2015
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$830,141	46.9%	$(31,439)	20.3%
2	BBB	796,367	45.0	(84,057)	54.2
	Total investment grade	1,626,508	91.9	(115,496)	74.5
3	BB	88,719	5.0	(24,938)	16.1
4	B	32,233	1.8	(7,125)	4.6
5	CCC	14,146	0.8	(6,652)	4.3
6	In or near default	7,192	0.5	(851)	0.5
	Total below investment grade	142,290	8.1	(39,566)	25.5
	Total	$1,768,798	100.0%	$(155,062)	100.0%

Available-For-Sale Fixed Maturities with Unrealized Losses by Length of Time

	December 31, 2016
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$1,218,024	$—	$(30,040)
Greater than three months to six months	—	218,857	—	(10,522)
Greater than six months to nine months	—	9,702	—	(79)
Greater than nine months to twelve months	—	12,765	—	(199)
Greater than twelve months	18,947	360,307	(5,926)	(27,295)
Total	$18,947	$1,819,655	$(5,926)	$(68,135)

Available-For-Sale Fixed Maturities with Unrealized Losses by Length of Time

	December 31, 2015
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$2,999	$780,222	$(1,229)	$(17,467)
Greater than three months to six months	25,007	151,010	(9,174)	(9,377)
Greater than six months to nine months	29,344	572,298	(9,047)	(39,654)
Greater than nine months to twelve months	36,907	60,110	(12,116)	(6,257)
Greater than twelve months	87,870	178,093	(32,804)	(17,937)
Total	$182,127	$1,741,733	$(64,370)	$(90,692)

Available-For-Sale Fixed Maturities with Unrealized Losses by Maturity Date

	December 31, 2016		December 31, 2015
	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Due in one year or less	$414	$(104)	$4,289	$(75)
Due after one year through five years	14,883	(283)	77,367	(9,356)
Due after five years through ten years	234,944	(7,686)	235,609	(20,499)
Due after ten years	869,814	(49,154)	996,576	(110,178)
	1,120,055	(57,227)	1,313,841	(140,108)
Mortgage- and asset-backed	644,486	(16,834)	454,957	(14,954)
Total	$1,764,541	$(74,061)	$1,768,798	$(155,062)

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

Our direct exposure to the Alt-A home equity and subprime first-lien sectors is limited to investments in structured securities collateralized by senior tranches of residential mortgage loans. We also have a partnership interest in two funds at December 31, 2016 and at December 31, 2015, that own securities backed by Alt-A home equity, subprime first-lien and adjustable rate mortgage collateral. The funds are reported as securities and indebtedness of related parties in our consolidated balance sheets with a fair value of $8.0 million at December 31, 2016 and $7.6 million at December 31, 2015. We do not own any direct investments in subprime lenders.

Mortgage- and Asset-Backed Securities by Collateral Type

	December 31, 2016			December 31, 2015
	Amortized Cost	Carrying Value	Percent of Fixed Maturities	Amortized Cost	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Government agency	$190,016	$201,135	2.9%	$212,065	$225,886	3.4%
Prime	121,101	129,988	1.9	122,900	132,221	2.0
Alt-A	114,625	125,363	1.8	136,830	147,196	2.2
Subprime	129,504	127,529	1.8	77,255	73,064	1.1
Commercial mortgage	546,446	575,954	8.2	514,195	553,992	8.3
Non-mortgage	612,434	608,935	8.7	466,611	470,261	7.1
Total	$1,714,126	$1,768,904	25.3%	$1,529,856	$1,602,620	24.1%

The mortgage- and asset-backed securities can be summarized into three broad categories: residential, commercial and other asset-backed securities.

The residential mortgage-backed portfolio includes government agency pass through and collateralized mortgage obligation (CMO) securities. With a government agency pass through security, we receive a pro-rata share of principal payments as payments are made on the underlying mortgage loans. CMOs consist of pools or mortgages divided into sections or “tranches” with varying stated maturities that provide sequential retirement of the bonds. While each tranche receives monthly interest payments, a subsequent tranche is not entitled to receive payment of principal until the entire principal of the preceding tranche is paid off. We primarily invest in sequential tranches, which allow us to manage cash flow stability and prepayment risk by the level of tranche in which we invest. In addition, to provide call protection and more stable average lives, we invest in CMOs such as planned amortization class (PAC) and targeted amortization class (TAC) securities. PAC bonds provide more predictable cash flows within a range of prepayment speeds and provide some protection against prepayment risk. TAC bonds provide protection from a rise in the prepayment rate due to falling interest rates. We generally do not purchase certain types of CMOs that we believe would subject the investment portfolio to excessive prepayment risk.

Residential Mortgage-Backed Securities by NAIC Designation and Origination Year

	December 31, 2016
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$106,819	$110,696	$86,461	$102,877	$188,782	$195,947	$382,062	$409,520
2	1,026	1,032	3,515	3,444	—	—	4,541	4,476
3	—	—	5,397	4,686	—	—	5,397	4,686
4	—	—	4,098	3,607	—	—	4,098	3,607
5	12	11	—	—	—	—	12	11
Total	$107,857	$111,739	$99,471	$114,614	$188,782	$195,947	$396,110	$422,300

	December 31, 2015
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$133,963	$139,773	$88,142	$104,361	$200,453	$210,675	$422,558	$454,809
3	—	—	1,927	1,954	—	—	1,927	1,954
5	13	13	12,471	8,730	—	—	12,484	8,743
Total	$133,976	$139,786	$102,540	$115,045	$200,453	$210,675	$436,969	$465,506

The commercial mortgage-backed securities are primarily sequential securities. Commercial mortgage-backed securities typically have cash flows that are less subject to refinance risk than residential mortgage-backed securities principally due to prepayment restrictions on many of the underlying commercial mortgage loans.

Commercial Mortgage-Backed Securities by NAIC Designation and Origination Year

	December 31, 2016
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$9,330	$9,549	$133,036	$142,404	$364,936	$384,026	$507,302	$535,979
2	—	—	31,144	31,775	—	—	31,144	31,775
3	—	—	8,000	8,200	—	—	8,000	8,200
Total (1)	$9,330	$9,549	$172,180	$182,379	$364,936	$384,026	$546,446	$575,954

	December 31, 2015
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$10,413	$10,723	$139,188	$154,864	$325,046	$347,631	$474,647	$513,218
2	—	—	22,770	23,573	6,222	6,749	28,992	30,322
3	—	—	8,000	8,197	—	—	8,000	8,197
4	—	—	2,556	2,255	—	—	2,556	2,255
Total (1)	$10,413	$10,723	$172,514	$188,889	$331,268	$354,380	$514,195	$553,992

(1)	The CMBS portfolio included government agency-backed securities with a carrying value of $387.4 million at December 31, 2016 and $382.8 million at December 31, 2015.

Also included in the commercial mortgage-backed securities are military housing bonds totaling $148.0 million at December 31, 2016 and $122.5 million at December 31, 2015. These bonds are used to fund the construction of multi-family homes on United States military bases. The bonds are backed by a first mortgage lien on residential military housing projects.

The other asset-backed securities are backed by both residential and non-residential collateral. The collateral for residential asset-backed securities primarily consists of second lien fixed-rate home equity loans. The cash flows of these securities are less subject to prepayment risk than residential mortgage-backed securities as the borrowers are less likely to refinance than those with only a first lien mortgage. The collateral for non-residential asset-backed securities primarily includes securities backed by credit card receivables, auto dealer receivables, auto installment loans, aircraft leases, middle market and syndicated business loans, timeshare receivables and trade and account receivables. The majority of these securities are high-quality, short-duration assets with limited cash flow variability.

Other Asset-Backed Securities by NAIC Designation and Origination Year

	December 31, 2016
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$10,723	$10,258	$163,214	$166,553	$479,281	$476,630	$653,218	$653,441
2	1,951	2,100	5,441	5,519	70,001	69,670	77,393	77,289
3	—	—	—	—	25,084	24,743	25,084	24,743
4	192	189	—	—	1,250	1,247	1,442	1,436
5	—	—	—	—	6,400	6,400	6,400	6,400
6	—	—	8,033	7,341	—	—	8,033	7,341
Total	$12,866	$12,547	$176,688	$179,413	$582,016	$578,690	$771,570	$770,650

Other Asset-Backed Securities by NAIC Designation and Origination Year

	December 31, 2015
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$12,303	$11,962	$138,431	$141,869	$341,855	$341,899	$492,589	$495,730
2	2,261	2,366	12,888	12,421	44,914	44,841	60,063	59,628
3	—	—	—	—	8,816	8,792	8,816	8,792
4	221	218	—	—	1,250	1,210	1,471	1,428
5	—	—	—	—	6,400	6,400	6,400	6,400
6	1,367	3,958	7,986	7,186	—	—	9,353	11,144
Total	$16,152	$18,504	$159,305	$161,476	$403,235	$403,142	$578,692	$583,122

State, Municipal and Other Government Securities

State, municipal and other government securities totaled $1,499.2 million, or 21.4% of total fixed maturities at December 31, 2016, and $1,472.4 million, or 22.2% of total fixed maturities at December 31, 2015, and include investments in general obligation, revenue and municipal housing bonds. Our investment strategy is to utilize municipal bonds in addition to corporate bonds, as we believe they provide additional diversification and have historically low default rates compared with similarly rated corporate bonds. We evaluate the credit strength of the underlying issues on both a quantitative and qualitative basis, excluding insurance, prior to acquisition. The majority of the municipal bonds we hold are investment grade credits without consideration of insurance. Our municipal bonds are well diversified by type and geography with the top exposure being water and sewer revenue bonds. We do not hold any Puerto Rico-related bonds. Exposure to the state of Illinois and municipalities within the state accounted for 1.6% of our total fixed maturities at December 31, 2016. As of December 31, 2016, our Illinois-related portfolio holdings were rated investment grade, and were trading at 107.7% of amortized cost. Our municipal bond exposure had an average rating of Aa2/AA and our holdings were trading at 108.1% of amortized cost at December 31, 2016.

Equity Securities

Equity securities totaled $133.0 million at December 31, 2016 and $121.7 million at December 31, 2015. Gross unrealized gains totaled $4.2 million and gross unrealized losses totaled $1.7 million at December 31, 2016. At December 31, 2015, gross unrealized gains totaled $6.5 million and gross unrealized losses totaled $1.2 million on these securities. The unrealized losses during 2016 were primarily attributable to non-redeemable perpetual preferred securities from issuers in the financial sector. See Note 2 to our consolidated financial statements included in Item 8 for further discussion regarding our analysis of unrealized losses related to these securities.

Mortgage Loans

Mortgage loans totaled $816.5 million at December 31, 2016 and $744.3 million at December 31, 2015. Our mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. The total number of commercial mortgage loans outstanding was 178 at December 31, 2016 and 167 at December 31, 2015. In 2016, new loans ranged from $2.1 million to $14.0 million in size, with an average loan size of $5.3 million, an average loan term of 17 years and an average net yield of 4.04%. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. The majority of our mortgage loans amortize principal, with 7.0% that are interest-only loans at December 31, 2016. At December 31, 2016, the average loan-to-value of the current outstanding principal balance using the most recent appraised value was 56.1% and the weighted average debt service coverage ratio was 1.6 based on the results of our 2015 annual study. See Note 2 to our consolidated financial statements included in Item 8 for further discussion regarding our mortgage loans.

Other Assets

Assets held in separate accounts decreased 4.5% to $597.1 million primarily due to policy surrenders and product charges. Value of insurance in force acquired decreased 55.9% to $9.2 million primarily due to a $9.3 million increase in the impact of the change in net unrealized appreciation on fixed maturity securities during the period. Deferred acquisition costs decreased 1.6% to $330.3 million at December 31, 2016, primarily due to a $21.9 million increase in the impact of the change in net unrealized appreciation on fixed maturity securities during the period. Other assets increased 21.4% to $92.0 million primarily due to increases in prepaid pension assets, property and equipment and prepaid agreements.

Liabilities

Future policy benefits increased 6.2% to $6,799.4 million at December 31, 2016 primarily due to an increase in the volume of annuity and life insurance business in force. Deferred income taxes increased 21.1% to $163.5 million at December 31, 2016, primarily due to the tax impact of the change in unrealized appreciation/depreciation on investments. Liabilities related to separate accounts decreased 4.5% to $597.1 million primarily due to policy surrenders and product charges.

Stockholders' Equity

As discussed in Note 7 to our consolidated financial statements included in Item 8, stockholders' equity was impacted by capital deployment actions during 2016. We paid a special cash dividend of $2.00 per share on Class A common stock and Class B common stock and increased our regular quarterly dividend by 5% to $0.42 per share.

Our stockholders' equity increased 4.7% to $1,188.2 million at December 31, 2016, compared to $1,134.4 million at December 31, 2015, primarily due to net income and the change in unrealized appreciation of fixed maturity securities during the period, partially offset by dividends paid.

At December 31, 2016, FBL's common stockholders' equity was $1,185.2 million, or $47.61 per share, compared to $1,131.4 million, or $45.61 per share at December 31, 2015. Included in stockholders' equity per common share is $6.01 at December 31, 2016 and $4.62 at December 31, 2015 attributable to accumulated other comprehensive income.

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

A majority of our insurance liabilities are backed by fixed maturity securities and mortgage loans. The weighted average life of the fixed maturity and mortgage loan portfolio, based on fair values, was approximately 11.0 years at December 31, 2016 and 10.9 years at December 31, 2015. Accordingly, the earned rate on the portfolio lags behind changes in market yields. The extent that the portfolio yield lags behind changes in market yields generally depends upon the following factors:

•	The average life of the portfolio.

•	The amount and speed at which market interest rates rise or fall.

•
The amount by which bond calls, mortgage loan prepayments and paydowns on mortgage- and asset-backed securities accelerate during periods of declining interest rates or decelerate during periods of increasing interest rates.

Expected Cash Flows from Investments

	Amortized Cost December 31, 2016	2017	2018	2019	2020	2021	2022 and Thereafter
	(Dollars in thousands)
Fixed maturity securities	$6,661,711	$345,731	$434,829	$450,711	$259,899	$365,991	$4,804,550
Mortgage loans	816,471	39,263	88,626	58,215	67,427	49,448	513,492
Total	$7,478,182	$384,994	$523,455	$508,926	$327,326	$415,439	$5,318,042

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

The following is a hypothetical illustration of the potential impact to average investment yields of a static 2.00% 10-year U.S. Treasury rate during 2017 and 2018 without any corresponding change in current investment spreads. The level of investments maturing and requiring reinvestment are based on projections of the current investment portfolios supporting these blocks of business without incorporation of new business. We estimate that this scenario would decrease average investment yields supporting our annuity business by 0.10% to 0.15% and our universal life business by 0.05% to 0.10% annually over the near term. In addition to not incorporating the impact of new business, this hypothetical illustration does not reflect the potential impact of policyholder behavior. An increase in net cash flows from that modeled will accelerate the pace at which the portfolio yield will decrease, and a decrease in the net cash flows from that modeled will slow down the pace at which the portfolio yield will decrease. Accordingly, actual investment yields could differ materially from those presented. Furthermore, the impact of a decline in portfolio yield on net income is dependent on our ability and willingness to adjust crediting rates.

Interest Crediting Rates Compared to Guarantees
	Liabilities at December 31, 2016	Percent Above Minimum Guarantee
	(Dollars in thousands)
Discretionary rate setting products with minimum guarantees:
Fixed rate annuities	$2,837,692	33.7%
Indexed annuities	361,297	97.7
Universal life insurance	820,516	20.8
Variable annuities and variable universal life insurance	358,872	—
Total discretionary products	4,378,377
Non-discretionary products	722,248
Total interest sensitive product liabilities	$5,100,625

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

Surrender and Discretionary Withdrawal Characteristics of Interest Sensitive Products and Supplementary Contracts Without Life Contingencies
Liabilities at December 31, 2016
(Dollars in thousands)
Surrender charge rate:
Greater than or equal to 5%	$930,056
Less than 5%, but still subject to surrender charge	710,035
Not subject to surrender charge	3,281,269
Not subject to surrender or discretionary withdrawal	509,497
Total	$5,430,857

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

Our exposure to interest rate risk stems largely from our annuity products as the cash flows of these products can vary significantly with changes in interest rates. We have holdings in fixed maturity and mortgage loan portfolios to offset the interest rate risk of our annuity products. We actively manage the projected cash flows and duration of these assets and liabilities by minimizing the difference between the two. While it can be difficult to maintain asset and liability durations that are perfectly matched in a dynamic environment, we have identified various strategies that can be implemented if duration mismatches exceed acceptable tolerances. The effective duration of the fixed maturity and mortgage loan portfolios backing our annuity products was 6.0 years at December 31, 2016 and 6.1 years at December 31, 2015. The effective duration of our annuity liabilities was approximately 6.3 years at December 31, 2016 and 6.4 years at December 31, 2015.

If interest rates had increased 10% from levels at December 31, 2016 and 2015, the fair value of our fixed maturity securities and short-term investments would have decreased approximately $135.4 million at December 31, 2016 and $118.4 million at December 31, 2015. These hypothetical changes in value do not take into account any offsetting change in the value of insurance liabilities for investment contracts since we estimate such value to be the cash surrender value for a portion of the underlying contracts. If interest rates had decreased 10% from levels at December 31, 2016 and 2015, the fair value of our debt would increase $2.7 million at December 31, 2016 and $2.6 million at December 31, 2015.

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

Equity Risk

Equity price risk is limited due to the relatively small equity portfolio held at December 31, 2016. However, we are exposed to equity price risk in the following ways:

•
We earn mortality and expense fee income based on the value of our separate accounts at annual rates ranging from 0.00% to 1.45% for 2016, 2015 and 2014. As a result, revenues from these sources fluctuate with changes in the fair value of the equity, fixed maturity and other securities held by the separate accounts.

•
We have equity price risk to the extent we may owe amounts under the guaranteed minimum death benefit and guaranteed minimum income benefit provisions of our variable annuity contracts. See Note 4 to our consolidated financial statements included in Item 8 for additional discussion of these provisions.

•
Our profitability would be impacted if there were little or no gains in the entire series of options purchased over the expected life of an indexed product, as we would incur expenses for credited interest over and above our option costs.

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

Liquidity and Capital Resources

Cash Flows

During 2016, our operating activities generated cash flows totaling $239.8 million, consisting of net income of $107.2 million adjusted for non-cash operating revenues and expenses netting to $132.6 million. We used cash of $387.5 million in our investing activities during 2016. The primary uses were $1,062.9 million of investment acquisitions, mostly in fixed maturity securities, partially offset by $675.3 million in sales, maturities and repayments of investments. Our financing activities provided cash of $151.8 million during 2016. The primary financing source was $600.4 million in receipts from interest sensitive products credited to policyholder account balances, which was partially offset by $344.7 million for return of policyholder account balances on interest sensitive products and $91.6 million for dividends paid to stockholders.

Sources and Uses of Capital Resources

Parent company cash inflows from operations consist primarily of fees that it charges various subsidiaries and affiliates for management of their operations, expense reimbursements and tax settlements from subsidiaries and affiliates, proceeds from the exercise of employee stock options, investment income and dividends from subsidiaries, if declared and paid. Revenue sources for the parent company during 2016 included management fees from subsidiaries and affiliates totaling $7.8 million and dividends of $85.9 million. Cash outflows are principally for salaries, taxes and other expenses related to providing management services, dividends on outstanding stock, stock repurchases and interest on our parent company debt.

We paid regular cash dividends on our common and preferred stock totaling $41.9 million in 2016, $39.8 million in 2015 and $34.7 million in 2014. In addition, we paid a special $2.00 per common share cash dividend in March 2016 totaling $49.7 million and in March 2015 totaling $49.5 million. It is anticipated that quarterly cash dividend requirements for 2017 will be $0.0075 per Series B redeemable preferred share and $0.44 per common share. In addition, we expect to pay a special dividend of $1.50 per common share in the first quarter of 2017. The level of common stock dividends will be analyzed quarterly and will be dependent upon our capital and liquidity positions. In addition, alternative uses of excess capital may impact future dividend levels. Assuming these quarterly dividend rates and special dividend, the common and preferred dividends would total approximately $81.3 million in 2017. The parent company expects to have sufficient resources and cash flows to meet its interest and dividend payments throughout 2017. The parent company had available cash and investments totaling $71.0 million at December 31, 2016. FBL Financial Group, Inc. expects to rely on available cash resources, dividends from Farm Bureau Life and management fee income to make dividend payments to its stockholders and interest payments on its debt, as well as fund any capital initiatives such as stock repurchases. As of December 31, 2016, we had no other material commitments for capital expenditures.

As discussed in Note 7 to our consolidated financial statements included in Item 8, we have periodically taken advantage of opportunities to repurchase our outstanding Class A common stock through Class A common stock repurchase programs approved by our Board of Directors. There was $49.5 million remaining available for repurchases at December 31, 2016, under the current $50 million Class A common stock repurchase program. Completion of this program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice. We repurchased 10,322 shares of Class A common stock for $0.6 million in 2016, 66,904 shares of Class A common stock for $3.7 million in 2015 and 429,746 shares of stock Class A common stock for $18.5 million in 2014. These transactions were primarily funded with available cash and resources at the parent company, including dividends received from subsidiaries of $85.9 million in 2016, $50.0 million in 2015 and $45.0 million in 2014.

Interest payments on debt totaled $4.9 million in 2016, 2015 and 2014. Interest payments on our debt outstanding at December 31, 2016 are estimated to be $4.9 million in 2017.

Farm Bureau Life's cash inflows primarily consist of premiums, deposits to policyholder account balances, income from investments, sales, maturities and calls of investments; and repayments of investment principal. Farm Bureau Life's cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, current operating expenses and dividends. Life insurance companies generally produce a positive cash flow that may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. Continuing operations and financing activities from Farm Bureau Life relating to interest sensitive products provided funds totaling $490.9 million in 2016, $385.3 million in 2015 and $410.3 million in 2014.

Farm Bureau Life's ability to pay dividends to the parent company is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. At December 31, 2016, Farm Bureau Life’s statutory unassigned surplus was $483.8 million. There are certain additional limits on the amount of dividends that may be paid within a year without approval of the Insurance Division, Department of Commerce of the State of Iowa (the Iowa Insurance Division) as discussed in Note 7 to our consolidated financial statements included in Item 8. During 2017, the maximum amount legally available for distribution to the parent company without further regulatory approval is $106.1 million. Timing of such dividends during the year is limited based on the timing of dividends paid within the preceding 12 months.

We manage the amount of capital held by our insurance subsidiaries to ensure we meet regulatory requirements. State laws specify regulatory actions if an insurer's risk-based capital (RBC) ratio, a measure of solvency, falls below certain levels. The NAIC has a standard formula for annually assessing RBC based on the various risk factors related to an insurance company's capital and surplus, including insurance, business, asset and interest rate risks. The insurance regulators monitor the level of RBC against a statutory "authorized control level" RBC at which point regulators have the option to assume control of the insurance company. The company action level RBC is 200% of the authorized control level and is the first point at which any action would be triggered. As of December 31, 2016, our statutory total adjusted capital was $685.7 million, resulting in a RBC ratio of 544%, based on company action level capital of $126.0 million.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2016 or 2015.

Contractual Obligations

In the normal course of business, we enter into insurance contracts, financing transactions, lease agreements or other commitments that are necessary or beneficial to our operations. These commitments may obligate us to certain cash flows during future periods. The following table summarizes such obligations as of December 31, 2016:

Contractual Obligations as of December 31, 2016

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
	(Dollars in thousands)
Insurance liabilities (1)	$15,711,808	$1,261,550	$1,696,436	$1,368,734	$11,385,088
Subordinated note payable to Capital Trust, including interest payments (2)	244,925	4,850	9,700	9,700	220,675
Home office operating leases	10,682	2,136	4,273	4,273	—
Purchase obligations:
Commitments to purchase or fund investments	31,366	17,527	11,792	1,895	152
Commercial mortgage loan commitments	50,000	50,000	—	—	—
Other purchase obligations (3)	61,377	30,380	25,057	5,940	—
Other long-term liabilities (4)	12,715	8,141	2,521	1,087	966
Total	$16,122,873	$1,374,584	$1,749,779	$1,391,629	$11,606,881

(1)
Amounts shown in this table are projected payments through the year 2066 that we are contractually obligated to pay to our life insurance and annuity contract holders. The payments are derived from actuarial models that assume a level interest rate scenario and incorporate assumptions regarding mortality and persistency when applicable. These assumptions are based on our historical experience. The total of the contractual obligations relating to insurance contracts noted above differs from the liability balance on our consolidated balance sheet as follows:

Contractual obligations compared to balance sheet carrying value

	Contractual Obligations	Balance Sheet Carrying Value	Difference
	(Dollars in thousands)
(a) Reserves based on account values, including separate accounts	$9,747,914	$5,540,804	$4,207,110
(b) Supplementary contracts involving life contingencies	218,088	156,894	61,194
	9,966,002	5,697,698	4,268,304
(c) Traditional life insurance and accident and health products	5,103,569	1,698,792	3,404,777
(b) Supplementary contracts without life contingencies	354,543	330,232	24,311
(d) Other	287,694	287,694	—
Total	$15,711,808	$8,014,416	$7,697,392

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

(4)
Includes our estimated future contributions to defined and postretirement benefit plans. Contributions related to the qualified pension plan are included through 2017. No amounts related to the qualified pension plan are included beyond 2017 as the contribution amounts will be re-evaluated based on actual results.

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

Pension assets and liabilities are affected by the estimated fair value of plan assets, estimates of the expected return on plan assets and/or discount rates. Actual changes in the fair value of plan assets and differences between the actual return on plan assets and the expected return on plan assets will affect the amount of pension expense ultimately recognized. The December 31, 2016 pension obligation was computed based on an average 4.29% discount rate, which was based on yields for high-quality corporate bonds with a maturity approximating the duration of our pension liability. The long-term return on plan assets is based on current and projected asset allocations. Declines in comparable bond and equity yields would increase our net pension liability. Our net pension liability could increase or decrease depending on the extent to which returns on pension plan assets are lower or higher than the discount rate.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. It is reasonably possible that actual experience could differ from the estimates and assumptions utilized, which could have a material impact on our consolidated financial statements. A summary of our significant accounting estimates and the hypothetical effects of changes in the material assumptions used to develop each estimate, are included in the following table. We have discussed the identification, selection and disclosure of these critical accounting estimates with the Audit Committee of the Board of Directors.

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

At December 31, 2016, our fixed maturity securities classified as available for sale had a fair value of $7,008.8 million, with gross unrealized gains totaling $421.1 million and gross unrealized losses totaling $74.1 million. Due to the large number of fixed maturity securities held, the unique attributes of each security and the complexity of valuation methods, it is not practical to estimate a potential range of fair values for different assumptions and methods that could be used in the valuation process.

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

At December 31, 2016, we had 521 fixed maturity and equity securities with gross unrealized losses totaling $75.7 million. Included in the gross unrealized losses are losses attributable to both movements in market interest rates as well as temporary credit issues. Details regarding these securities are included in the "Financial Condition - Investments" section above.

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
Amortization of deferred acquisition costs for participating life insurance and interest sensitive products is expected to total approximately $26.1 million for 2017, excluding the impact of new production in 2017.

Based upon a historical analysis of fluctuations in estimated gross profits, we believe it is reasonably likely that a 10% change in estimated gross profits could occur. A 10% increase in estimated gross profits for 2017 would result in $1.9 million of additional amortization expense. Correspondingly, a 10% decrease in estimated gross profits would result in a $1.9 million reduction of amortization expense. The information above is for illustrative purposes only and does not reflect our expectations regarding future changes in estimated gross profits.

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
Other assets/liabilities
The determination of net periodic pension cost and related accrued/prepaid pension expense requires the use of estimates as to the expected return on plan assets, discount rate on plan liabilities and other accrual assumptions. Pension expense for 2016 totaled $5.1 million.

To determine our net periodic pension costs for 2016, we assumed an expected long-term rate of return on plan assets of 6.75% and a discount rate of 4.65%. Details regarding the method used to determine the discount rate are summarized in Note 8 to our consolidated financial statements included in Item 8.

The long-term rate of return may fluctuate over time based on asset mix and if investment returns over a long period of time significantly differ from historical returns. The discount rate changes annually as it is based on current yields for high-quality corporate bonds with a maturity approximating the duration of our pension obligations. As fluctuations in the expected long-term rate of return and discount rate have been historically moderate and we have no current plans to change our investment strategy significantly, we believe a change of up to 100 basis points is reasonably likely. A 100 basis point decrease in the expected return on assets would result in a $0.9 million increase in pension expense and a 100 basis point increase would result in a $0.9 million decrease to pension expense. A 100 basis point decrease in the assumed discount rate would result in a $2.4 million increase in pension expense while a 100 basis point increase would result in a $1.9 million decrease to pension expense. The information above is for illustrative purposes only and does not reflect our expectations regarding future changes in the long-term rate of return or discount rates.

Deferred income taxes
The amount of deferred tax assets we hold is dependent on our estimate of the future deductibility of certain items. A valuation allowance against deferred income tax assets is established if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. No valuation allowance was recorded on deferred tax assets at December 31, 2016.

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

At December 31, 2016, we held gross deferred tax assets totaling $48.4 million, primarily related to future policy benefits, employee benefits and loss carryforwards. Utilization of these deferred tax assets is dependent on our future earnings. No valuation allowance has been established for these deferred tax assets, as we believe future earnings will be sufficient to ensure their utilization. If future earnings are no longer expected to be sufficient, a valuation allowance will need to be established. Given the number of variables that impact the level of future earnings, it is not practicable to estimate a range of possible outcomes to the valuation of the deferred tax assets.

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

(This page has been left blank intentionally.)

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a - 15(f). Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

We engage Ernst & Young LLP as the independent registered public accounting firm to audit our financial statements and internal control over financial reporting and express their opinion thereon. A copy of Ernst & Young LLP's audit opinions follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
FBL Financial Group, Inc.

We have audited FBL Financial Group, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). FBL Financial Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, FBL Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016 of FBL Financial Group, Inc. and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Des Moines, Iowa
March 1, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

The Board of Directors and Stockholders
FBL Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of FBL Financial Group, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FBL Financial Group, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations, comprehensive income (loss) and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FBL Financial Group, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Des Moines, Iowa
March 1, 2017

`FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2016	2015
Assets
Investments:
Fixed maturities - available for sale, at fair value (amortized cost: 2016 - $6,661,711; 2015 - $6,379,919)	$7,008,790	$6,637,776
Equity securities - available for sale, at fair value (cost: 2016 - $130,479; 2015 - $116,336)	132,968	121,667
Mortgage loans	816,471	744,303
Real estate	1,955	1,955
Policy loans	188,254	185,784
Short-term investments	16,348	28,251
Other investments	9,874	3,017
Total investments	8,174,660	7,722,753

Cash and cash equivalents	33,583	29,490
Securities and indebtedness of related parties	137,422	134,570
Accrued investment income	78,437	78,274
Amounts receivable from affiliates	3,790	2,834
Reinsurance recoverable	105,290	103,898
Deferred acquisition costs	330,324	335,783
Value of insurance in force acquired	9,226	20,913
Current income taxes recoverable	4,309	2,421
Other assets	92,021	75,811
Assets held in separate accounts	597,072	625,257

Total assets	$9,566,134	$9,132,004

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

	December 31,
	2016	2015
Liabilities and stockholders' equity
Liabilities:
Future policy benefits:
Interest sensitive products	$5,100,625	$4,764,159
Traditional life insurance and accident and health products	1,698,792	1,637,322
Other policy claims and benefits	43,395	44,157
Supplementary contracts without life contingencies	330,232	339,929
Advance premiums and other deposits	265,221	254,276
Amounts payable to affiliates	862	575
Short-term debt payable to non-affiliates	—	15,000
Long-term debt payable to non-affiliates	97,000	97,000
Deferred income taxes	163,495	135,063
Other liabilities	81,182	84,792
Liabilities related to separate accounts	597,072	625,257
Total liabilities	8,377,876	7,997,530

Stockholders' equity:
FBL Financial Group, Inc. stockholders' equity
Preferred stock, without par value, at liquidation value - authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 24,882,542 shares in 2016 and 24,796,763 shares in 2015	152,903	149,248
Class B common stock, without par value - authorized 1,500,000 shares, issued and outstanding 11,413 shares in 2016 and 2015	72	72
Accumulated other comprehensive income	149,555	114,532
Retained earnings	882,672	867,574
Total FBL Financial Group, Inc. stockholders' equity	1,188,202	1,134,426
Noncontrolling interest	56	48
Total stockholders' equity	1,188,258	1,134,474
Total liabilities and stockholders' equity	$9,566,134	$9,132,004

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Year ended December 31,
	2016	2015	2014
Revenues:
Interest sensitive product charges	$111,928	$114,584	$109,770
Traditional life insurance premiums	196,914	190,956	183,300
Net investment income	404,170	391,149	382,082
Net realized capital gains on sales of investments	3,106	11,062	3,760

Total other-than-temporary impairment losses	(7,320)	(719)	(822)
Non-credit portion in other comprehensive income/loss	2,451	146	—
Net impairment losses recognized in earnings	(4,869)	(573)	(822)
Other income	15,165	15,631	14,849
Total revenues	726,414	722,809	692,939

Benefits and expenses:
Interest sensitive product benefits	238,586	217,443	211,540
Traditional life insurance benefits	177,682	176,145	162,876
Policyholder dividends	10,574	11,828	12,012
Underwriting, acquisition and insurance expenses	135,967	143,668	138,258
Interest expense	4,850	4,850	4,707
Other expenses	16,966	17,507	16,445
Total benefits and expenses	584,625	571,441	545,838
	141,789	151,368	147,101
Income taxes	(46,010)	(47,418)	(47,335)
Equity income, net of related income taxes	11,440	9,523	10,103
Net income	107,219	113,473	109,869
Net loss attributable to noncontrolling interest	4	54	72
Net income attributable to FBL Financial Group, Inc.	$107,223	$113,527	$109,941

Earnings per common share	$4.29	$4.55	$4.42
Earnings per common share - assuming dilution	$4.28	$4.53	$4.39

Cash dividends per common share	$1.68	$1.60	$1.40
Special cash dividend per common share	$2.00	$2.00	$—
See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Year ended December 31,
	2016	2015	2014
Net income	$107,219	$113,473	$109,869
Other comprehensive income (loss) (1)
Change in net unrealized investment gains/losses	38,077	(146,579)	142,121
Non-credit impairment losses	(1,476)	(90)	—
Change in underfunded status of postretirement benefit plans	(1,578)	2,791	(2,778)
Total other comprehensive income (loss), net of tax	35,023	(143,878)	139,343
Total comprehensive income (loss), net of tax	142,242	(30,405)	249,212
Comprehensive loss attributable to noncontrolling interest	4	54	72
Total comprehensive income (loss) applicable to FBL Financial Group, Inc.	$142,246	$(30,351)	$249,284

(1)
Other comprehensive income (loss) is recorded net of deferred income taxes and other adjustments for assumed changes in deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)

	FBL Financial Group, Inc. Stockholders' Equity
	Series B Preferred Stock	Class A and Class B Common Stock	Accumulated Other Comprehensive Income	Retained Earnings	Non- controlling Interest	Total Stockholders' Equity
Balance at January 1, 2014	$3,000	$135,065	$119,067	$787,609	$50	$1,044,791
Net income	—	—	—	109,941	(72)	109,869
Other comprehensive income	—	—	139,343	—	—	139,343
Issuance of common stock under compensation plans	—	12,028	—	—	—	12,028
Purchase of common stock	—	(2,396)	—	(16,064)	—	(18,460)
Dividends on preferred stock	—	—	—	(150)	—	(150)
Dividends on common stock	—	—	—	(34,599)	—	(34,599)
Receipts related to noncontrolling interest	—	—	—	—	60	60
Balance at December 31, 2014	3,000	144,697	258,410	846,737	38	1,252,882
Net income	—	—	—	113,527	(54)	113,473
Other comprehensive loss	—	—	(143,878)	—	—	(143,878)
Issuance of common stock under compensation plans	—	5,022	—	—	—	5,022
Purchase of common stock	—	(399)	—	(3,343)	—	(3,742)
Dividends on preferred stock	—	—	—	(150)	—	(150)
Dividends on common stock	—	—	—	(89,197)	—	(89,197)
Receipts related to noncontrolling interest	—	—	—	—	64	64
Balance at December 31, 2015	3,000	149,320	114,532	867,574	48	1,134,474
Net income	—	—	—	107,223	(4)	107,219
Other comprehensive income	—	—	35,023	—	—	35,023
Issuance of common stock under compensation plans	—	3,718	—	—	—	3,718
Purchase of common stock	—	(63)	—	(523)	—	(586)
Dividends on preferred stock	—	—	—	(150)	—	(150)
Dividends on common stock	—	—	—	(91,452)	—	(91,452)
Receipts related to noncontrolling interest	—	—	—	—	12	12
Balance at December 31, 2016	$3,000	$152,975	$149,555	$882,672	$56	$1,188,258

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended December 31,
	2016	2015	2014
Operating activities
Net income	$107,219	$113,473	$109,869
Adjustments to reconcile net income to net cash provided by operating activities:
Interest credited to account balances	153,856	152,467	149,528
Charges for mortality, surrenders and administration	(111,792)	(108,250)	(105,100)
Net realized (gains) loss on investments	1,763	(10,489)	(2,938)
Change in fair value of derivatives	(828)	(1,098)	(1,353)
Increase in liabilities for life insurance and other future policy benefits	91,080	76,474	65,999
Deferral of acquisition costs	(42,553)	(43,215)	(41,409)
Amortization of deferred acquisition costs and value of insurance in force	30,898	38,306	37,171
Change in reinsurance recoverable	(1,392)	(2,651)	(1,246)
Provision for deferred income taxes	9,550	6,840	7,774
Other	1,993	3,053	(9,537)
Net cash provided by operating activities	239,794	224,910	208,758

Investing activities
Sales, maturities or repayments:
Fixed maturities - available for sale	539,657	615,811	511,246
Equity securities - available for sale	5,532	14,921	1,840
Mortgage loans	81,425	42,429	43,634
Derivative instruments	2,987	3,899	1,760
Policy loans	35,458	35,406	33,704
Securities and indebtedness of related parties	10,086	27,789	2,997
Other investments	171	—	—
Acquisitions:
Fixed maturities - available for sale	(829,184)	(871,406)	(777,547)
Equity securities - available for sale	(11,057)	(23,833)	(19,178)
Mortgage loans	(160,005)	(155,815)	(96,623)
Derivative instruments	(6,847)	(4,122)	(2,399)
Policy loans	(37,928)	(38,688)	(39,213)
Securities and indebtedness of related parties	(17,927)	(26,213)	(20,317)
Short-term investments, net change	11,903	20,334	60,092
Purchases and disposals of property and equipment, net	(11,787)	(9,869)	(8,639)
Net cash used in investing activities	(387,516)	(369,357)	(308,643)

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Year ended December 31,
	2016	2015	2014
Financing activities
Contract holder account deposits	$600,383	$586,072	$608,435
Contract holder account withdrawals	(344,664)	(415,262)	(396,795)
Proceeds from the issuance of short-term debt	—	15,000	—
Repayments of debt	(15,000)	—	—
Receipts related to noncontrolling interests, net	12	64	60
Excess tax deductions on stock-based compensation	846	1,362	1,199
Issuance (repurchase) of common stock, net	1,840	(584)	(8,003)
Dividends paid	(91,602)	(89,347)	(34,749)
Net cash provided by financing activities	151,815	97,305	170,147
Increase (decrease) in cash and cash equivalents	4,093	(47,142)	70,262
Cash and cash equivalents at beginning of year	29,490	76,632	6,370
Cash and cash equivalents at end of year	$33,583	$29,490	$76,632

Supplemental disclosures of cash flow information
Cash (paid) during the year for:
Interest	$(4,854)	$(4,850)	$(4,850)
Income taxes	(20,894)	(27,701)	(22,802)

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

Adoption of New Accounting Pronouncements

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

Accounting Pronouncements Pending Adoption

In March 2016, the FASB issued guidance that will impact the accounting for share-based compensation. The guidance will impact several areas including the accounting for excess tax benefits and deficiencies, classification of excess tax benefits within the consolidated statement of cash flows and the accounting for forfeitures. The guidance becomes effective for fiscal years beginning after December 15, 2016. Certain requirements must be adopted prospectively, while others are required to be adopted on a modified prospective basis, or retroactively. We expect the impact of this new guidance on our consolidated financial statements to be immaterial given our limited use of share-based compensation impacted by the new guidance.

In January 2016, the FASB issued guidance that amends certain aspects of the recognition and measurement of financial instruments. The new guidance primarily affects the accounting for equity investments, the presentation and disclosure requirements for financial instruments and the methodology for assessing the need for a valuation allowance on deferred tax assets resulting from unrealized losses on available-for-sale fixed maturity securities. The guidance becomes effective for fiscal years beginning after December 15, 2017. We are currently evaluating the impact of this guidance on our consolidated financial statements. We currently anticipate that the primary impact will be in the recognition of gains or losses from changes in our equity security investments through the statement of operations rather than as unrealized gains or losses reflected in other comprehensive income. Note 2 provides further information as to our current level of unrealized gains or losses on these securities.

In May 2014, the FASB issued guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, which supersedes most current revenue recognition guidance, including industry-specific guidance. Although insurance contracts are specifically excluded from the scope of this guidance, almost all entities will be affected to some extent by the significant increase in required disclosures. The new guidance is based on the principle that an entity should recognize revenue to reflect the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard, which becomes effective for fiscal years beginning after December 15, 2017; early adoption is not permitted. We currently expect the impact of this new guidance to be related to non-insurance contract revenues, primarily net commissions on products we broker, which are insignificant to the consolidated financial statements.

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

In June 2016, the FASB issued guidance amending the accounting for the credit impairment of financial instruments. Under the new guidance, impairment losses are required to be estimated using an expected loss model under which a valuation allowance is established and adjusted over time. The valuation allowance will be based on the probability of loss over the life of the instrument, considering historical, current and forecasted information. The new guidance differs significantly from the incurred loss model used today, and will result in the earlier recognition of impairment losses. The new guidance may also increase the volatility of earnings to the extent actual results differ from the assumptions used in the establishment of the valuation allowance. The financial instruments for which we will be required to use the new model include but are not limited to, mortgage loans, lease receivables and reinsurance recoverables. Our available-for-sale fixed maturities will continue to apply the incurred loss model. However, rather than impairment losses resulting in a permanent reduction of carrying value as they do today, such losses will be in the form of a valuation allowance, which can be increased in the case of future credit losses or decreased should conditions improve. The guidance becomes effective for fiscal years beginning after December 15, 2019, with early adoption permitted on January 1, 2019. We are currently evaluating the impact of this new guidance on our consolidated financial statements, but expect that it will be material.

Investments

Fixed Maturities and Equity Securities

Fixed maturities are comprised of bonds and redeemable preferred stock and are designated as "available for sale." Available-for-sale securities, with the exception of interest-only bonds, are reported at fair value and unrealized gains and losses on these securities are included directly in stockholders' equity as a component of accumulated other comprehensive income. The unrealized gains and losses are reduced by a provision for deferred income taxes and adjustments to deferred acquisition costs, value of insurance in force acquired, unearned revenue reserves and policyholder liabilities that would have been required as a charge or credit to income had such amounts been realized. Interest-only bonds are considered to have an embedded derivative feature. Accordingly, unrealized gains and losses relating to these securities are recorded as a component of net investment income in the consolidated statements of operations.

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

Real Estate

Our real estate is held for investment and reported at cost less allowances for depreciation, as applicable. The carrying value of these assets is subject to regular review. For properties held for investment, if indicators of impairment are present and a property's expected undiscounted cash flows are not sufficient to recover the property's carrying value, an impairment loss is recognized and the property's cost basis is reduced to fair value. No properties were held for investment with impairment charges as of December 31, 2016, and one property was held for investment with an impairment charge of $0.2 million as of December 31, 2015.

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

Securities and indebtedness of related parties include investments in corporations and partnerships over which we may exercise significant influence and those investments for which we are required or choose to use the equity method of accounting. These corporations and partnerships operate predominately in the investment company, real estate, broker/dealer and insurance industries and include non-guaranteed low income housing tax credit entities (LIHTC). Such investments are accounted for using the equity method. In applying the equity method, we record our share of income or loss reported by the equity investees. For partnerships operating in the investment company industry, this income or loss includes changes in unrealized gains and losses in the partnerships' investment portfolios.

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

Fair Values

Fair values of fixed maturities are based on quoted market prices in active markets when available. Fair values of fixed maturities that are not actively traded are estimated using valuation methods that vary by asset class. Fair values of redeemable preferred stocks, equity securities and derivative investments are based on the latest quoted market prices, or for those items not readily marketable, generally at values that are representative of the fair values of comparable issues. Fair values for all securities are reviewed for reasonableness by considering overall market conditions and values for similar securities. See Note 3 for more information on our fair value policies, including assumptions and the amount of securities priced using the valuation models.

Cash and Cash Equivalents

For purposes of our consolidated statements of cash flows, we consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Reinsurance Recoverable

We use reinsurance to manage certain risks associated with our insurance operations. These reinsurance arrangements provide for greater diversification of business, allow management to control exposure to potential risks arising from large claims and provide additional capacity for growth. For business ceded to other companies, reinsurance recoverable includes the reinsurers' share of policyholder liabilities, claims and expenses, net of amounts due the reinsurers for premiums. For business assumed from other companies, reinsurance recoverable includes premium receivable net of our share of benefits and expenses we owe to the ceding company.

Fair values for the embedded derivatives in our modified coinsurance contracts are based on the difference between the fair value and the cost basis of the underlying investments. See Note 2 for more information regarding derivatives and Note 4 for additional details on our reinsurance agreements.

Deferred Acquisition Costs and Value of Insurance In Force Acquired

Deferred acquisition costs include certain costs of successfully acquiring new insurance business, including commissions and other expenses related to the production of new business, to the extent recoverable from future policy revenues and gross profits. Also included are premium bonuses and bonus interest credited to contracts during the first contract year only. The value of insurance in force acquired represents the cost assigned to insurance contracts when an insurance company is acquired. The initial value was determined by an actuarial study using expected future gross profits as a measurement of the net present value of the insurance acquired. Value of insurance in force acquired is being amortized on a fixed amortization schedule.

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

Other Assets

Other assets include property and equipment, primarily comprised of capitalized software costs and furniture and equipment, which are reported at cost less allowances for depreciation and amortization. We expense costs incurred in the preliminary stages of developing internal-use software as well as costs incurred post-implementation for maintenance. Capitalization of internal-use software costs occurs after management has authorized the project and it is probable that the software will be used as intended. Amortization of software costs begins after the software has been placed in production. Depreciation and amortization expense is computed primarily using the straight-line method over the estimated useful lives of the assets, which range from three to twenty years. Property and equipment had a carrying value of $33.5 million at December 31, 2016 and $30.2 million at December 31, 2015, and accumulated depreciation and amortization of $70.1 million at December 31, 2016 and $61.4 million at December 31, 2015. Depreciation and amortization expense for property and equipment was $8.7 million in 2016, $8.2 million in 2015 and $6.3 million in 2014.

Other assets at December 31, 2016 and 2015, also includes goodwill of $9.9 million related to the excess of the amounts paid to acquire companies over the fair value of the net assets acquired. Goodwill is not amortized but is subject to annual impairment testing. We evaluate our goodwill balance by comparing the fair value of our reporting units to the carrying value of the goodwill. We conduct a qualitative impairment review at least annually as well as when indicators suggest an impairment may have occurred to determine if indicators of deterioration in the business would suggest its value has declined below the carrying value of goodwill. Such circumstances include changes in the competitive or overall economic environment or other business condition changes that may negatively impact the value of the underlying business. On a periodic basis, as well as in the event circumstances indicate the value of the business may have declined significantly, we will estimate the value of the business using discounted cash flow techniques. We believe this approach better approximates the fair value of our goodwill than a market capitalization approach. A number of significant assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including future premiums, product lapses, investment yields and discount rate. Underlying assumptions are based on historical experience and our best estimates given information available at the time of testing. As a result of this analysis, we have determined our goodwill was not impaired as of December 31, 2016 or 2015.

Future Policy Benefits

Future policy benefit reserves for interest sensitive products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. We also have additional benefit reserves that are established for annuity or universal life-type contracts that provide benefit guarantees, or for contracts that are expected to produce profits followed by losses. The liabilities are accrued in relation to estimated contract assessments. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances. Interest crediting rates for our interest sensitive products ranged from 1.00% to 5.50% in 2016, 2015 and 2014.

The liability for future policy benefits for direct participating traditional life insurance is based on net level premium reserves, including assumptions as to interest, mortality and other factors underlying the guaranteed policy cash values. Reserve interest assumptions are level and range from 2.00% to 6.00%. The average rate of assumed investment yields used in estimating gross margins was 5.51% in 2016, 5.66% in 2015 and 5.75% in 2014. The liability for future policy benefits for non-participating traditional life insurance is computed using a net level method, including assumptions as to mortality, persistency and interest and includes provisions for possible unfavorable deviations.

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

We have accrued dividends for participating business that are established for anticipated amounts earned to date that have not been paid. The declaration of future dividends for participating business is at the discretion of the Board of Directors of Farm Bureau Life. Participating business accounted for 32% of receipts from policyholders during 2016 (2015 - 31% and 2014 - 30%) and represented 11% of life insurance in force at December 31, 2016, 2015 and 2014.

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

Recognition of Premium Revenues and Costs

Revenues for interest sensitive and variable products consist of policy charges for the cost of insurance and product guarantees, asset charges, administration charges, amortization of policy initiation fees and surrender charges assessed against policyholder account balances. The timing of revenue recognition as it relates to these charges and fees is determined based on the nature of such charges and fees. Policy charges for the cost of insurance, asset charges and policy administration charges are assessed on a daily or monthly basis and are recognized as revenue when assessed and earned. Certain policy initiation fees that represent compensation for services to be provided in the future are reported as unearned revenue and recognized in income over the periods benefited. Surrender charges are determined based upon contractual terms and are recognized upon surrender of a contract. Policy benefits and claims charged to expense include interest amounts credited to policyholder account balances and benefit claims incurred in excess of policyholder account balances during the period. Amortization of deferred acquisition costs is recognized as expense over the life of the policy.

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

Underwriting, Acquisition and Insurance Expenses

	Year ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	$22,735	$22,260	$22,856
Amortization of deferred acquisition costs	28,225	35,220	33,303
Amortization of value of insurance in force acquired	2,392	2,436	3,500
Other underwriting, acquisition and insurance expenses, net of deferrals	82,615	83,752	78,599
Total	$135,967	$143,668	$138,258

Other Income and Other Expenses

Other income and other expenses primarily consist of revenue and expenses generated by our various non-insurance subsidiaries for investment advisory, marketing and distribution, and leasing services. They also include revenues and expenses generated by our parent company for management services. Certain of these activities are performed on behalf of our affiliates. Lease income from leases with affiliates totaled $4.8 million in 2016, $4.9 million in 2015 and $3.1 million in 2014. Investment advisory fee income from affiliates totaled $2.5 million in 2016, $2.3 million in 2015 and $1.9 million in 2014. In addition, Farm Bureau Life has certain items, including fees earned from brokered products, reported as other income and other expense, which netted to $3.4 million in 2016 and $3.2 million in 2015 and 2014. We expense legal costs associated with a loss contingency as incurred.

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

We also have share-based payment arrangements under our Class A Common Stock Compensation Plan, although no new awards have been made since 2011. We recognize compensation expense for all share-based payments granted, modified or settled. The stock option expense was being recognized over the shorter of our five-year vesting schedule or the period ending when the employee becomes eligible for retirement using the straight-line method. However, during 2014 we accelerated the vesting of all unvested stock options and recognized the remaining compensation expense. The impact of forfeitures is estimated and compensation expense is recognized only for those stock-based instruments expected to vest. We report tax deductions related to stock-based instruments in excess of recognized compensation expense as a financing cash flow.

See Note 8 for additional details on these plans.

Comprehensive Income

Comprehensive income includes net income, as well as other comprehensive income items not recognized through net income. Other comprehensive income includes unrealized gains and losses on our available-for-sale securities as well as the underfunded obligation for certain retirement and postretirement benefit plans. These items are included in accumulated other comprehensive income, net of tax and other offsets, in stockholders' equity. The changes in unrealized gains and losses reported in our Statement of Comprehensive Income (Loss), excludes net investment gains and losses included in net income that represent transfers from unrealized to realized gains and losses. These transfers are further discussed in Note 7. The components of the underfunded obligation for certain retirement and postretirement benefit plans are provided in Note 8.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. For example, significant estimates and assumptions are utilized in the valuation of investments, determination of other-than-temporary impairments of investments, amortization of deferred acquisition costs, calculation of policyholder liabilities and accruals and determination of pension expense. It is reasonably possible that actual experience could differ from the estimates and assumptions utilized, which could have a material impact on the consolidated financial statements.

2. Investment Operations

Fixed Maturity and Equity Securities

Available-For-Sale Fixed Maturity and Equity Securities by Investment Category

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit losses on other-than-temporary impairments (1)
	(Dollars in thousands)
Fixed maturities:
Corporate (2)	$3,529,997	$228,601	$(49,943)	$3,708,655	$(1,082)
Residential mortgage-backed	396,110	29,121	(2,931)	422,300	(983)
Commercial mortgage-backed	546,446	33,645	(4,137)	575,954	—
Other asset-backed	771,570	8,846	(9,766)	770,650	2,544
United States Government and agencies	30,575	1,629	(132)	32,072	—
State, municipal and other governments	1,387,013	119,298	(7,152)	1,499,159	—
Total fixed maturities	$6,661,711	$421,140	$(74,061)	$7,008,790	$479

Equity securities:
Non-redeemable preferred stocks	$100,042	$4,050	$(1,675)	$102,417
Common stocks	30,437	114	—	30,551
Total equity securities	$130,479	$4,164	$(1,675)	$132,968

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit losses on other-than-temporary impairments (1)
	(Dollars in thousands)
Fixed maturities:
Corporate (2)	$3,464,402	$192,149	$(137,844)	$3,518,707	$351
Residential mortgage-backed	436,969	33,880	(5,343)	465,506	(3,584)
Commercial mortgage-backed	514,195	42,284	(2,487)	553,992	—
Other asset-backed	578,692	11,554	(7,124)	583,122	3,058
United States Government and agencies	41,050	3,129	(81)	44,098	—
State, municipal and other governments	1,344,611	129,923	(2,183)	1,472,351	—
Total fixed maturities	$6,379,919	$412,919	$(155,062)	$6,637,776	$(175)

Equity securities:
Non-redeemable preferred stocks	$87,029	$6,095	$(1,173)	$91,951
Common stocks	29,307	450	(41)	29,716
Total equity securities	$116,336	$6,545	$(1,214)	$121,667

(1)
Non-credit losses subsequent to the initial impairment measurement date on OTTI losses are included in the gross unrealized gains and gross unrealized losses columns above. The non-credit loss component of OTTI losses for other asset-backed securities were in an unrealized gain position at December 31, 2016 and corporate and other asset-backed securities at December 31, 2015 due to increases in estimated fair value subsequent to initial recognition of non-credit losses on such securities.

(2)
Corporate securities include hybrid preferred securities with a fair value of $23.3 million at December 31, 2016 and $43.5 million at December 31, 2015. Corporate securities also include redeemable preferred stock with a fair value of $24.5 million at December 31, 2016 and $24.8 million at December 31, 2015.

Available-For-Sale Fixed Maturities by Maturity Date

	December 31, 2016
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$87,893	$89,546
Due after one year through five years	788,543	847,046
Due after five years through ten years	716,499	742,640
Due after ten years	3,354,650	3,560,654
	4,947,585	5,239,886
Mortgage-backed and other asset-backed	1,714,126	1,768,904
Total fixed maturities	$6,661,711	$7,008,790

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Fixed maturities not due at a single maturity date have been included in the above table in the year of final contractual maturity.

Net Unrealized Gains (Losses) on Investments in Accumulated Other Comprehensive Income

	December 31,
	2016	2015
	(Dollars in thousands)
Net unrealized appreciation on:
Fixed maturities - available for sale	$347,079	$257,857
Equity securities - available for sale	2,489	5,331
	349,568	263,188
Adjustments for assumed changes in amortization pattern of:
Deferred acquisition costs	(95,647)	(73,735)
Value of insurance in force acquired	(12,382)	(3,087)
Unearned revenue reserve	4,215	3,352
Adjustments for assumed changes in policyholder liabilities	(3,795)	(4,090)
Provision for deferred income taxes	(84,684)	(64,955)
Net unrealized investment gains	$157,275	$120,673

Change in Unrealized Appreciation/Depreciation of Investments - Recorded in Accumulated Other Comprehensive Income

	Year ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Fixed maturities - available for sale	$89,222	$(331,408)	$336,051
Equity securities - available for sale	(2,842)	118	3,729
Change in unrealized appreciation/depreciation of investments	$86,380	$(331,290)	$339,780

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

Fixed Maturity and Equity Securities with Unrealized Losses by Length of Time

	December 31, 2016
	Less than one year		One year or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$742,626	$(23,142)	$220,939	$(26,801)	$963,565	$(49,943)	67.3%
Residential mortgage-backed	51,873	(1,014)	22,744	(1,917)	74,617	(2,931)	4.0
Commercial mortgage-backed	95,690	(3,590)	6,610	(547)	102,300	(4,137)	5.6
Other asset-backed	371,829	(5,810)	95,740	(3,956)	467,569	(9,766)	13.2
United States Government and agencies	6,438	(132)	—	—	6,438	(132)	0.2
State, municipal and other governments	150,052	(7,152)	—	—	150,052	(7,152)	9.7
Total fixed maturities	$1,418,508	$(40,840)	$346,033	$(33,221)	$1,764,541	$(74,061)	100.0%

Equity securities:
Non-redeemable preferred stocks	$12,774	$(150)	$13,438	$(1,525)	$26,212	$(1,675)
Total equity securities	$12,774	$(150)	$13,438	$(1,525)	$26,212	$(1,675)

	December 31, 2015
	Less than one year		One year or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$1,115,324	$(96,062)	$115,730	$(41,782)	$1,231,054	$(137,844)	88.9%
Residential mortgage-backed	21,646	(725)	26,537	(4,618)	48,183	(5,343)	3.4
Commercial mortgage-backed	48,424	(1,947)	7,657	(540)	56,081	(2,487)	1.6
Other asset-backed	285,395	(3,323)	65,298	(3,801)	350,693	(7,124)	4.6
United States Government and agencies	4,807	(81)	—	—	4,807	(81)	0.1
State, municipal and other governments	77,980	(2,183)	—	—	77,980	(2,183)	1.4
Total fixed maturities	$1,553,576	$(104,321)	$215,222	$(50,741)	$1,768,798	$(155,062)	100.0%

Equity securities:
Non-redeemable preferred stocks	$21,280	$(573)	$4,400	$(600)	$25,680	$(1,173)
Common stocks	1,428	(41)	—	—	$1,428	$(41)
Total equity securities	$22,708	$(614)	$4,400	$(600)	$27,108	$(1,214)

Fixed maturities in the above tables include 516 securities from 404 issuers at December 31, 2016 and 542 securities from 435 issuers at December 31, 2015.

Unrealized losses decreased during 2016 primarily due to a decrease in overall spreads, offset slightly by an increase in treasury yields over the same period. We do not consider securities to be OTTI when the market decline is attributable to factors such as interest rate movements, market volatility, liquidity, spread widening and credit quality when recovery of all amounts due under the contractual terms of the security is anticipated. Based on our intent not to sell or our belief that we will not be required to sell these securities before recovery of their amortized cost basis, we do not consider these investments to be OTTI at December 31, 2016. We will continue to monitor the investment portfolio for future changes in issuer facts and circumstances that could result in future impairments beyond those currently identified.

Excluding mortgage- and asset-backed securities, our largest unrealized loss was from an oil field service provider and totaled $2.1 million at December 31, 2016. With respect to mortgage- and asset-backed securities not backed by the United States

Government, our largest aggregate unrealized loss from the same issuer at December 31, 2016 was $1.2 million, consisting of two different securities that are backed by different pools of Alt-A residential mortgage loans. Both securities are rated non-investment grade and the largest unrealized loss totaled $0.7 million.

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

Any loan delinquent on contractual payments is considered non-performing. At December 31, 2016 and December 31, 2015, there were no non-performing loans over 90 days past due on contractual payments. At December 31, 2016, we had committed to provide additional funding for mortgage loans totaling $50.0 million. These commitments arose in the normal course of business at terms that are comparable to similar investments.

Mortgage Loans by Collateral Type

	December 31, 2016		December 31, 2015
Collateral Type	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
Office	$361,088	44.2%	$333,400	44.8%
Retail	240,602	29.5	227,039	30.5
Industrial	154,005	18.9	133,085	17.9
Other	60,776	7.4	50,779	6.8
Total	$816,471	100.0%	$744,303	100.0%

Mortgage Loans by Geographic Location within the United States

	December 31, 2016		December 31, 2015
Region of the United States	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
South Atlantic	$266,019	32.6%	$233,522	31.4%
West North Central	105,753	12.9	102,555	13.8
Pacific	104,337	12.8	100,188	13.4
East North Central	91,550	11.2	86,019	11.5
Mountain	79,707	9.8	78,750	10.6
West South Central	74,258	9.1	66,677	9.0
Other	94,847	11.6	76,592	10.3
Total	$816,471	100.0%	$744,303	100.0%

Mortgage Loans by Loan-to-Value Ratio

	December 31, 2016		December 31, 2015
Loan-to-Value Ratio	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
0% - 50%	$274,953	33.7%	$264,605	35.6%
50% - 60%	210,555	25.8	169,045	22.7
60% - 70%	233,216	28.5	234,544	31.5
70% - 80%	67,607	8.3	67,072	9.0
80% - 90%	30,140	3.7	9,037	1.2
Total	$816,471	100.0%	$744,303	100.0%

The loan-to-value ratio is determined using the most recent appraised value. Appraisals are updated periodically when there is indication of a possible significant collateral decline or there are loan modifications or refinance requests.

Mortgage Loans by Year of Origination

	December 31, 2016		December 31, 2015
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
2016	$158,817	19.4%	$—	—%
2015	149,302	18.3	154,582	20.9
2014	80,771	9.9	83,546	11.2
2013	69,887	8.6	79,879	10.7
2012	59,983	7.3	65,817	8.8
2011 and prior	297,711	36.5	360,479	48.4
Total	$816,471	100.0%	$744,303	100.0%

Impaired Mortgage Loans
	December 31,
	2016	2015
	(Dollars in thousands)
Unpaid principal balance	$21,459	$21,766
Less:
Related allowance	(713)	(851)
Discount	—	(87)
Carrying value of impaired mortgage loans	$20,746	$20,828

Allowance on Mortgage Loans
	Year ended December 31,
	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$851	$857
Charge offs	(138)	(6)
Balance at end of period	$713	$851

Mortgage Loan Modifications

Our commercial mortgage loan portfolio includes loans that have been modified. We assess loan modifications on a loan-by-loan basis to evaluate whether a troubled-debt restructuring has occurred. Generally, the types of concessions include: reduction of the contractual interest rate to a below-market rate, extension of the maturity date and/or a reduction of accrued interest. The amount, timing and extent of the concession granted is considered in determining if an impairment loss is needed for the restructuring.

There were no loan modifications during 2016 or 2015.

Components of Net Investment Income
	Year ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Fixed maturities - available for sale	$342,657	$338,952	$333,759
Equity securities - available for sale	6,558	6,091	5,388
Mortgage loans	38,098	35,923	32,759
Real estate	—	169	140
Policy loans	8,956	8,871	8,620
Short-term investments, cash and cash equivalents	365	141	—
Derivative income (loss)	3,935	(2,266)	2,496
Prepayment fee income and other	10,992	11,555	6,959
	411,561	399,436	390,121
Less investment expenses	(7,391)	(8,287)	(8,039)
Net investment income	$404,170	$391,149	$382,082

Realized Gains (Losses) - Recorded in Income
	Year ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Realized gains (losses) on sales of investments
Fixed maturities:
Gross gains	$9,793	$4,781	$4,593
Gross losses	(8,523)	(1,952)	(833)
Equity securities	529	—	—
Mortgage loans	817	—	—
Short-term investments, cash and cash equivalents	(1)	—	—
Other	491	8,233	—
	3,106	11,062	3,760
Impairment losses recognized in earnings:
Credit-related portion of fixed maturity losses (1)	(4,767)	(363)	—
Other credit-related (2)	(102)	(210)	(822)
Realized gains (losses) on investments recorded in income	$(1,763)	$10,489	$2,938

(1)
Amount represents the credit-related losses recognized for fixed maturities that were impaired through income but not written down to fair value. As discussed above, the non-credit portion of the losses have been recognized in other comprehensive income (loss).

(2)	Amount represents credit-related losses for other investments, real estate and fixed maturities written down to fair value through income.

Proceeds from sales of fixed maturities were $109.5 million in 2016, $108.5 million in 2015 and $67.2 million in 2014.

Realized losses on sales were on securities that we did not intend to sell at the prior balance sheet date or on securities that were impaired in a prior period, but decreased in value and were sold during the current reporting period.

Credit Loss Component of Other-Than-Temporary Impairments on Fixed Maturities

The following table sets forth the amount of credit loss impairments on fixed maturities held by the Company as of the dates indicated for which the non-credit portion of the OTTI was recognized in other comprehensive income (loss) and corresponding changes in such amounts.

	Year ended December 31,
	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$(11,498)	$(16,772)
Increases for newly impaired investments	(2,595)	—
Increases to previously impaired investments	(2,172)	(363)
Reductions due to investments sold	1,765	5,637
Balance at end of period	$(14,500)	$(11,498)

Variable Interest Entities

We evaluate our variable interest entity (VIE) investees to determine whether the level of our direct ownership interest, our rights to manage operations or our obligation to provide ongoing financial support are such that we are the primary beneficiary of the entity, and would therefore be required to consolidate it for financial reporting purposes. After determining that VIE status exists, we review our involvement in the VIE to determine whether we have both the power to direct activities that most significantly impact the economic performance of the VIE, and the obligation to absorb losses or the rights to receive benefits that could be potentially significant to the VIE. This analysis includes a review of the purpose and design of the VIE, as well as the role that we played in the formation of the entity and how that role could impact our ability to control the VIE. We also review the activities and decisions considered significant to the economic performance of the VIE and assess what power we have in directing those activities and decisions. Finally, we review the agreements in place to determine if there are any guarantees that would affect our maximum exposure to loss.

We have reviewed the circumstances surrounding our investments in VIEs, which are classified as securities and indebtedness of related parties, and consist of LIHTC, limited partnerships or limited liability companies accounted for under the equity method. In addition, we have reviewed the ownership interests in our VIEs and determined that we do not hold direct majority ownership or have other contractual rights (such as kick out rights) that give us effective control over these entities resulting in us having both the power to direct activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. The maximum loss exposure relative to our VIEs is limited to the carrying value and any unfunded commitments that exist for each particular VIE. Based on this analysis, none of our VIEs were required to be consolidated at December 31, 2016 or December 31, 2015.

There were no circumstances that occurred during 2016 or 2015 that resulted in any changes in our decision not to consolidate any of our VIEs. We also have not provided additional support or other guarantees that was not previously contractually required (financial or otherwise) to any of the VIEs as of December 31, 2016 or December 31, 2015.

VIE Investments by Category

	December 31, 2016		December 31, 2015
	Carrying Value	Maximum Exposure to Loss	Carrying Value (1)	Maximum Exposure to Loss (1)
	(Dollars in thousands)
LIHTC	$91,255	$95,058	$94,170	$102,626
Investment companies	23,379	45,569	20,004	35,604
Real estate limited partnerships	10,790	14,558	9,554	15,610
Other	429	2,034	637	2,448
Total	$125,853	$157,219	$124,365	$156,288

(1)	Prior year values have been updated for comparability with the amounts as presented under the new accounting guidance discussed in Note 1.

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

Derivative Instruments

Our primary derivative exposure relates to purchased call options, which provide an economic hedge to the embedded derivatives in our indexed annuity and universal life insurance products. We also have embedded derivatives within our modified coinsurance agreements as well as an interest-only fixed maturity investment. We do not apply hedge accounting to any of our derivative positions, and they are held at fair value.

Derivatives Instruments by Type
	December 31, 2016	December 31, 2015
	(Dollars in thousands)
Assets
Freestanding derivatives:
Call options (reported in other investments)	$9,360	$2,331
Embedded derivatives:
Modified coinsurance (reported in reinsurance recoverable)	3,411	2,636
Interest-only security (reported in fixed maturities)	3,374	4,551
Total assets	$16,145	$9,518

Liabilities
Embedded derivatives:
Indexed annuity and universal life products (reported in liability for future policy benefits)	$15,778	$9,374
Modified coinsurance agreements (reported in other liabilities)	114	56
Total liabilities	$15,892	$9,430

Derivative Income (Loss)
	Year ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Change in fair value of free standing derivatives:
Call options	$5,603	$(1,904)	$1,559
Change in fair value of embedded derivatives:
Modified coinsurance agreements	716	(809)	711
Interest-only security	229	23	—
Indexed annuity and universal life products	(2,390)	2,577	(432)
Call option amortization	(5,601)	(3,122)	(1,535)
Call option proceeds	2,988	3,546	1,761
Total income from derivatives	$1,545	$311	$2,064

Derivative income (loss) is reported in net investment income except for the change in fair value of the embedded derivatives on our indexed annuity and universal life products, which is reported in interest sensitive product benefits.

The call options are supported by securities collateral received of $6.3 million at December 31, 2016, which is held in a separate custodial account. Subject to certain constraints, we are permitted to sell or re-pledge this collateral, but do not have legal rights to the collateral; accordingly, it has not been recorded on our balance sheet. At December 31, 2016, none of the collateral had been sold or re-pledged. All of our counterparties are rated A- or better by a nationally recognized statistical rating organization.

Low Income Housing Tax Credit Investments

We invest in non-guaranteed federal LIHTC, which are included in securities and indebtedness of related parties in the balance sheet. The carrying value of these investments totaled $91.3 million at December 31, 2016 and $94.2 million at December 31, 2015. There were no impairment losses recorded on these investments during 2016, 2015 or 2014. We use the equity method of accounting for these investments and recorded the following in our consolidated statement of operations.

LIHTC Equity Income (Loss), Net of Related Income Taxes
	Year ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Equity losses from LIHTC	$(7,547)	$(7,022)	$(6,411)
Income tax benefits:
Tax benefits from equity losses	2,641	2,458	2,244
Investment tax credits	14,077	13,542	12,209
Equity income from LIHTC, net of related income benefits	$9,171	$8,978	$8,042

At December 31, 2016, we had committed to provide additional funds for limited partnerships and limited liability companies in which we invest. The amounts of these unfunded commitments totaled $31.4 million, including $3.8 million for commitments to LIHTC, which are summarized by year in the following table.

Commitments to LIHTC by Year
December 31, 2016
(Dollars in thousands)
2017	$2,898
2018	590
2019 - 2024	315
Total	$3,803

Other

At December 31, 2016, affidavits of deposits covering investments with a carrying value totaling $7,561.9 million were on deposit with state agencies to meet regulatory requirements. Fixed maturities with a carrying value of $496.8 million were on deposit with the Federal Home Loan Bank of Des Moines (FHLB) as collateral for funding agreements.

The carrying value of investments which have been non-income producing for the twelve months preceding December 31, 2016 includes real estate totaling $2.0 million.

No investment in any entity or its affiliates (other than bonds issued by agencies of the United States Government) exceeded 10.0% of stockholders' equity at December 31, 2016.

3. Fair Values

The carrying and estimated fair values of our financial instruments are as follows:

Fair Values and Carrying Values

	December 31,
	2016		2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Assets
Fixed maturities - available for sale	$7,008,790	$7,008,790	$6,637,776	$6,637,776
Equity securities - available for sale	132,968	132,968	121,667	121,667
Mortgage loans	816,471	840,337	744,303	780,624
Policy loans	188,254	230,656	185,784	230,153
Other investments	9,809	11,272	2,331	2,331
Cash, cash equivalents and short-term investments	49,931	49,931	57,741	57,741
Reinsurance recoverable	3,411	3,411	2,636	2,636
Assets held in separate accounts	597,072	597,072	625,257	625,257

Liabilities
Future policy benefits	$4,044,148	$3,903,177	$3,750,186	$3,618,145
Supplementary contracts without life contingencies	330,232	330,633	339,929	339,717
Advance premiums and other deposits	257,171	257,171	245,269	245,269
Short-term debt	—	—	15,000	15,000
Long-term debt	97,000	67,599	97,000	68,133
Other liabilities	114	114	56	56
Liabilities related to separate accounts	597,072	593,760	625,257	620,676

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

Also included in Level 2 are private placement corporate bonds for which quoted market prices are not available, for which an internal model using substantially all observable inputs or a matrix pricing valuation approach is used. In the matrix approach, securities are grouped into pricing categories that vary by sector, rating and average life. Each pricing category is assigned a risk spread based on studies of observable public market data. The expected cash flows of the security are then discounted back at the current Treasury curve plus the appropriate risk spread.

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

Short-term debt:

Short-term debt is not measured at fair value on a recurring basis and is a Level 3 measurement. Short-term debt at December 31, 2015 consisted of advances with interest set at the debt issuer’s then-current lending rate. Since this short-term debt was repayable less than one month from the valuation date, its carrying value approximated fair value.

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

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels

	December 31, 2016
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Fixed maturities:
Corporate securities	$—	$3,649,536	$59,119	$3,708,655
Residential mortgage-backed securities	—	422,300	—	422,300
Commercial mortgage-backed securities	—	494,520	81,434	575,954
Other asset-backed securities	—	716,282	54,368	770,650
United States Government and agencies	11,943	20,129	—	32,072
State, municipal and other governments	—	1,499,159	—	1,499,159
Non-redeemable preferred stocks	—	95,006	7,411	102,417
Common stocks	3,056	27,495	—	30,551
Other investments	—	9,360	—	9,360
Cash, cash equivalents and short-term investments	49,931	—	—	49,931
Reinsurance recoverable	—	3,411	—	3,411
Assets held in separate accounts	597,072	—	—	597,072
Total assets	$662,002	$6,937,198	$202,332	$7,801,532

Liabilities
Future policy benefits - indexed annuity embedded derivatives	$—	$—	$15,778	$15,778
Other liabilities	—	114	—	114
Total liabilities	$—	$114	$15,778	$15,892

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels

	December 31, 2015
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Fixed maturities:
Corporate securities	$—	$3,469,631	$49,076	$3,518,707
Residential mortgage-backed securities	—	461,777	3,729	465,506
Commercial mortgage-backed securities	—	465,812	88,180	553,992
Other asset-backed securities	—	527,565	55,557	583,122
United States Government and agencies	14,760	20,612	8,726	44,098
State, municipal and other governments	—	1,472,351	—	1,472,351
Non-redeemable preferred stocks	—	84,480	7,471	91,951
Common stocks	4,728	24,988	—	29,716
Other investments	—	2,331	—	2,331
Cash, cash equivalents and short-term investments	57,741	—	—	57,741
Reinsurance recoverable	—	2,636	—	2,636
Assets held in separate accounts	625,257	—	—	625,257
Total assets	$702,486	$6,532,183	$212,739	$7,447,408

Liabilities
Future policy benefits - indexed annuity embedded derivatives	$—	$—	$9,374	$9,374
Other liabilities	—	56	—	56
Total liabilities	$—	$56	$9,374	$9,430

Level 3 Fixed Maturities by Valuation Source - Recurring Basis

	December 31, 2016
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$17,684	$41,435	$59,119
Commercial mortgage-backed securities	81,434	—	81,434
Other asset-backed securities	39,308	15,060	54,368
Total	$138,426	$56,495	$194,921
Percent of total	71.0%	29.0%	100.0%

	December 31, 2015
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$17,208	$31,868	$49,076
Residential mortgage-backed securities	—	3,729	3,729
Commercial mortgage-backed securities	88,180	—	88,180
Other asset-backed securities	35,420	20,137	55,557
United States Government and agencies	—	8,726	8,726
Total	$140,808	$64,460	$205,268
Percent of total	68.6%	31.4%	100.0%

Quantitative Information about Level 3 Fair Value Measurements - Recurring Basis

	December 31, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$47,398	Discounted cash flow	Credit spread	0.58% - 4.25% (2.81%)
Commercial mortgage-backed	81,434	Discounted cash flow	Credit spread	1.10% - 4.15% (2.95%)
Other asset-backed securities	6,461	Discounted cash flow	Credit spread	1.08% - 4.87% (3.45%)
Non-redeemable preferred stocks	7,411	Discounted cash flow	Credit spread	4.05% (4.05%)
Total assets	$142,704

Liabilities
Future policy benefits - indexed annuity embedded derivatives	$15,778	Discounted cash flow	Credit risk Risk margin	0.80% - 2.00% (1.25%) 0.15% - 0.40% (0.25%)

	December 31, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$33,508	Discounted cash flow	Credit spread	1.16% - 17.50% (11.26%)
Commercial mortgage-backed	71,100	Discounted cash flow	Credit spread	1.10% - 4.15% (3.12%)
Other asset-backed securities	13,737	Discounted cash flow	Credit spread	1.25% - 7.90% (5.61%)
United States Government and agencies	8,726	Discounted cash flow	Credit spread	2.59% (2.59%)
Non-redeemable preferred stocks	7,471	Discounted cash flow	Credit spread	4.55% (4.55%)
Total assets	$134,542

Liabilities
Future policy benefits - indexed annuity embedded derivatives	$9,374	Discounted cash flow	Credit risk Risk margin	0.80% - 2.25% (1.45%) 0.15% - 0.40% (0.25%)

The tables above exclude certain securities for which the fair value was based on non-binding broker quotes where we could not reasonably obtain the quantitative unobservable inputs.

Level 3 Financial Instruments Changes in Fair Value - Recurring Basis

	December 31, 2016
				Realized and unrealized gains (losses), net
	Balance, December 31, 2015	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Amort-ization included in net income	Balance, December 31, 2016
	(Dollars in thousands)
Assets
Corporate securities	$49,076	$2,000	$(13,751)	$(27)	$(490)	$35,956	$(13,572)	$(73)	$59,119
Residential mortgage-backed securities	3,729	—	(3,722)	—	(137)	—	—	130	—
Commercial mortgage-backed securities	88,180	18,826	(1,656)	—	(141)	—	(23,852)	77	81,434
Other asset-backed securities	55,557	64,146	(11,621)	—	212	30,098	(84,045)	21	54,368
United States Government and agencies	8,726	—	—	—	486	—	(9,218)	6	—
State, municipal and other governments	—	—	—	—	108	2,393	(2,501)	—	—
Non-redeemable preferred stocks	7,471	—	—	—	(60)	—	—	—	7,411
Total assets	$212,739	$84,972	$(30,750)	$(27)	$(22)	$68,447	$(133,188)	$161	$202,332

Liabilities
Future policy benefits - indexed annuity embedded derivatives	$9,374	$5,913	$(115)	$606	$—	$—	$—	$—	$15,778

	December 31, 2015
				Realized and unrealized gains (losses), net
	Balance, December 31, 2014	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Amort-ization included in net income	Balance, December 31, 2015
	(Dollars in thousands)
Assets
Corporate securities	$64,239	$15,993	$(20,499)	$—	$55	$21,363	$(32,649)	$574	$49,076
Residential mortgage-backed securities	—	19,353	(2,340)	—	284	5,984	(19,631)	79	3,729
Commercial mortgage-backed securities	77,891	17,287	(885)	—	(3,905)	—	(2,334)	126	88,180
Other asset-backed securities	116,141	53,215	(10,085)	—	(662)	30,287	(133,351)	12	55,557
United States Government and agencies	9,065	—	—	—	(346)	—	—	7	8,726
Non-redeemable preferred stocks	8,054	—	—	—	(583)	—	—	—	7,471
Total Assets	$275,390	$105,848	$(33,809)	$—	$(5,157)	$57,634	$(187,965)	$798	$212,739

Liabilities
Future policy benefits - indexed annuity embedded derivatives	$8,681	$4,567	$(1,064)	$(2,810)	$—	$—	$—	$—	$9,374

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

Valuation of our Financial Instruments Not Reported at Fair Value by Hierarchy Levels

	December 31, 2016
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$840,337	$840,337
Policy loans	—	—	230,656	230,656
Other investments			1,912	1,912
Total assets	$—	$—	$1,072,905	$1,072,905

Liabilities
Future policy benefits	$—	$—	$3,887,399	$3,887,399
Supplementary contracts without life contingencies	—	—	330,633	330,633
Advance premiums and other deposits	—	—	257,171	257,171
Long-term debt	—	—	67,599	67,599
Liabilities related to separate accounts	—	—	593,760	593,760
Total liabilities	$—	$—	$5,136,562	$5,136,562

	December 31, 2015
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$780,624	$780,624
Policy loans	—	—	230,153	230,153
Total assets	$—	$—	$1,010,777	$1,010,777

Liabilities
Future policy benefits	$—	$—	$3,608,771	$3,608,771
Supplementary contracts without life contingencies	—	—	339,717	339,717
Advance premiums and other deposits	—	—	245,269	245,269
Short-term debt	—	—	15,000	15,000
Long-term debt	—	—	68,133	68,133
Liabilities related to separate accounts	—	—	620,676	620,676
Total liabilities	$—	$—	$4,897,566	$4,897,566

Level 3 Financial Instruments Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis, generally mortgage loans or real estate that have been deemed to be impaired during the reporting period. There were no mortgage loans or real estate impaired to fair value during 2016. On May 22, 2015, one real estate property was impaired to a fair value totaling $1.0 million, which resulted in an impairment charge of $0.2 million.

4. Reinsurance and Policy Provisions

Reinsurance

In the normal course of business, we seek to limit our exposure to loss on any single insured or event and to recover a portion of benefits paid by ceding a portion of our exposure to other insurance companies. Our reinsurance coverage for life insurance varies according to the age and risk classification of the insured with current retention limits ranging up to $1.0 million of coverage per individual life. Certain term life products are reinsured on a first dollar quota share basis. We do not use financial or surplus relief reinsurance. We have assumed closed blocks of certain life and annuity business through coinsurance and modified coinsurance agreements.

Farm Bureau Life may cede certain losses under an annual 100% quota share accidental death reinsurance agreement. Coverage includes all acts of terrorism including those of a nuclear, chemical or biological origin. Coverage is subject to an annual aggregate retention of $14.6 million. A maximum occurrence limit of $50.0 million per aircraft applies to policies written on agents of the Company who are participating in company-sponsored incentive trips. Additionally, a $200.0 million occurrence limit applies to employees in the home office building, net of reinsurance on group life policies. All other occurrence catastrophes are unlimited in amount.

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

Ceded reinsurance reduces our revenues by the amount that we pay for premium or forego in product charges and reduces our benefits and expenses by reimbursements of claims by our reinsurers. Assumed reinsurance adds to our premiums or product charges and to benefits and expenses related to the business we assume. These impacts are shown in the table below.

Impact of Reinsurance on our Financial Statements
	Year ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Ceded (reductions to financial statement items):
Premiums and product charges	$33,058	$33,462	$32,513
Insurance benefits	22,515	26,183	16,972
Assumed (additions to financial statement items):
Premiums and product charges	2,670	2,751	783
Insurance benefits	2,302	1,231	1,667

Reinsurance In Force and Percentage of Direct Life Insurance In Force
	Year ended December 31,
	2016		2015
	(Dollars in millions)
Ceded reinsurance	$14,258	23.5%	$14,263	24.1%
Assumed reinsurance	524	0.9%	552	0.9%

Policy Provisions

Analysis of the Value of Insurance In Force Acquired

	Year ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Balance at beginning of year	$24,000	$26,436	$29,935
Amortization per fixed schedule	(2,198)	(2,384)	(2,090)
Impact of unlocking actuarial assumptions	(194)	(52)	(1,409)
Balance at end of year	21,608	24,000	26,436
Impact of net unrealized investment gains and losses	(12,382)	(3,087)	(3,939)
Value of insurance in force acquired	$9,226	$20,913	$22,497

We amortize the value of insurance in force based on a fixed amortization schedule. Net amortization, based on our fixed amortization schedules, for the next five years is expected to be as follows: 2017 - $2.2 million; 2018 - $2.2 million; 2019 - $2.1 million; 2020 - $2.2 million; and 2021 - $2.0 million.

Certain variable annuity and variable universal life contracts in our separate accounts and in variable business we have assumed through reinsurance partners have minimum interest guarantees on funds deposited in our general account. In addition, we have certain variable annuity contracts that include a) guaranteed minimum death benefits (GMDB), b) an incremental death benefit (IDB) rider that pays a percentage of the gain on the contract upon the death of the contract holder, and/or c) a guaranteed minimum income benefit (GMIB) that provides monthly income to the contract holder after the eighth policy year.

GMDB, IDB and GMIB Net Amount at Risk by Type of Guarantee

	December 31, 2016		December 31, 2015
	Separate Account Balance	Net Amount at Risk	Separate Account Balance	Net Amount at Risk
	(Dollars in thousands)
Guaranteed minimum death benefit:
Return of net deposits	$159,617	$543	$175,286	$623
Return the greater of highest anniversary value or net deposits	270,539	2,920	279,981	14,858
Incremental death benefit	241,142	53,933	256,929	50,159
Guaranteed minimum income benefit	32,733	—	37,334	—
Total		$57,396		$65,640

The separate account assets are primarily comprised of stock and bond mutual funds. The net amount at risk for these contracts is based on the amount by which GMDB, IDB or GMIB exceeds account value. The reserve for GMDBs, IDBs or GMIBs, determined using modeling techniques and industry mortality assumptions, that is included in future policy benefits, totaled $5.8 million at December 31, 2016 and $5.4 million at December 31, 2015. The weighted average age of the contract holders with GMDB, IDB or GMIB rider exposure was 62 years at December 31, 2016 and 57 years at December 31, 2015. Benefits paid for GMDBs, IDBs and GMIBs totaled $0.5 million for 2016, $0.4 million for 2015 and $0.2 million for 2014.

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

Deferred income taxes have been established based upon the temporary differences between the financial statement and income tax bases of assets and liabilities. The reversal of the temporary differences will result in taxable or deductible amounts in future years when the related asset or liability is recovered or settled. A valuation allowance is required if it is more likely than not that a deferred tax asset will not be realized. In assessing the need for a valuation allowance we considered the scheduled reversal of deferred tax liabilities, projected future taxable income, taxable income from prior years available for recovery and tax planning strategies. Based on the available positive and negative evidence regarding future sources of taxable income, we have determined that the establishment of a valuation allowance was not necessary at December 31, 2016 and 2015.

Income Tax Expenses (Credits)

	Year ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Taxes provided in consolidated statements of operations on:
Income before equity loss:
Current	$36,461	$40,578	$39,562
Deferred	9,549	6,840	7,773
	46,010	47,418	47,335
Equity loss, including low income housing tax credits	(15,498)	(15,706)	(13,372)

Taxes provided in consolidated statements of changes in stockholders' equity:
Accumulated other comprehensive income	18,882	(77,473)	75,032
Class A and Class B common stock	(846)	(1,363)	(1,148)
	18,036	(78,836)	73,884
	$48,548	$(47,124)	$107,847

Effective Tax Rate Reconciliation to Federal Income Tax Rate

	Year ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Income before income taxes and equity loss	$141,789	$151,368	$147,101

Income tax at federal statutory rate (35%)	$49,626	$52,979	$51,485
Tax effect (decrease) of:
Tax-exempt dividend and interest income	(2,950)	(3,233)	(3,400)
Other items	(666)	(2,328)	(750)
Income tax expense	$46,010	$47,418	$47,335

In 2015, the other items affecting the effective tax rate include a $1.8 million tax benefit resulting from the disposition of an equity method investment, for which the carrying value consisted solely of nondeductible goodwill.

Tax Effect of Temporary Differences Giving Rise to Deferred Income Tax Assets and Liabilities

	December 31,
	2016	2015
	(Dollars in thousands)
Deferred income tax assets:
Future policy benefits	$30,340	$25,918
Accrued benefit and compensation costs	10,001	15,138
Loss carryforwards	5,709	8,212
Other	2,393	4,030
	48,443	53,298
Deferred income tax liabilities:
Fixed maturity and equity securities	131,655	94,919
Deferred acquisition costs	62,599	65,310
Value of insurance in force acquired	3,229	7,320
Property and equipment	7,777	7,078
Other	6,678	13,734
	211,938	188,361
Net deferred income tax liability	$163,495	$135,063

We recognize the benefits of uncertain tax positions in accordance with the provisions of the FASB interpretation on accounting for uncertainty in income taxes. We had no reserve for uncertain tax positions at December 31, 2016, and less than $0.1 million at December 31, 2015. Unrecognized tax benefits included in our reserve, if recognized, would impact our effective tax rate, although we do not expect these impacts to be material. We recognize interest related to unrecognized tax benefits in interest expense and related penalties in other expenses. We paid no such interest and penalties related to federal income taxes during 2016 or 2015. We do not expect any significant increases or decreases in the amount of our reserve for uncertain tax positions within the next twelve months. We are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years prior to 2013.

At December 31, 2016, we had non-life net operating loss carryforwards for federal income tax purposes totaling $15.7 million, which expire beginning in 2033. We also had non-life net operating loss carryforwards in several state jurisdictions, with varying expiration dates. State deferred taxes are not generally provided on any temporary differences or carryforwards, as state taxes have historically been insignificant.

We invest in LIHTC, which generate pre-tax losses but after-tax gains as the related tax credits are realized. The timing of the realization of tax credits is subject to fluctuation from period to period due to the timing of housing project completions and the approval of tax credits. These tax credits, which are reported in equity income, totaled $14.1 million in 2016, $13.5 million in 2015 and $12.2 million in 2014.

6. Credit Arrangements

Long-term debt includes $97.0 million of our subordinated debt obligation to FBL Financial Group Capital Trust (the Trust). We issued 5% Subordinated Deferrable Interest Notes due June 30, 2047 (the Notes) with a principal amount of $100.0 million to support $97.0 million of 5% Preferred Securities issued by the Trust. We also have a $3.0 million equity investment in the Trust, which is netted against the Notes on the consolidated balance sheets due to a contractual right of offset. The sole assets of the Trust are and will be the Notes and any interest accrued thereon. The interest payment dates on the Notes correspond to the distribution dates on the 5% Preferred Securities. The 5% Preferred Securities, which have a liquidation value of $1,000.00 per share plus accrued and unpaid distributions, mature simultaneously with the Notes. As of December 31, 2016 and 2015, 97,000 shares of 5% Preferred Securities were outstanding, all of which we unconditionally guarantee.

Short-term debt as of December 31, 2015 consisted of two short-term advances, collateralized by fixed maturity securities, payable to FHLB totaling $15.0 million. The advances included a $10.0 million advance on December 21, 2015, due January

11, 2016, with an interest rate of 0.55% and a $5.0 million advance on December 30, 2015, due January 6, 2016, with an interest rate of 0.46%.

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

Reconciliation of Outstanding Common Stock
	Class A		Class B		Total
	Shares	Dollars	Shares	Dollars	Shares	Dollars
	(Dollars in thousands)
Outstanding at January 1, 2014	24,742,942	$134,993	11,413	$72	24,754,355	$135,065
Issuance of common stock under compensation plans	390,707	12,028	—	—	390,707	12,028
Purchase of common stock	(429,746)	(2,396)	—	—	(429,746)	(2,396)
Outstanding at December 31, 2014	24,703,903	144,625	11,413	72	24,715,316	144,697
Issuance of common stock under compensation plans	159,764	5,022	—	—	159,764	5,022
Purchase of common stock	(66,904)	(399)	—	—	(66,904)	(399)
Outstanding at December 31, 2015	24,796,763	149,248	11,413	72	24,808,176	149,320
Issuance of common stock under compensation plans	96,101	3,718	—	—	96,101	3,718
Purchase of common stock	(10,322)	(63)	—	—	(10,322)	(63)
Outstanding at December 31, 2016	24,882,542	$152,903	11,413	$72	24,893,955	$152,975

(1)	There is no established market for our Class B common stock, although it is convertible upon demand of the holder into Class A common stock on a share-for-share basis.

Holders of the Class A common stock and Series B preferred stock vote together as a group in the election of Class A Directors (four to ten). The Class B common stock votes as a separate class to elect the Class B Directors (five to seven). Voting for the Directors is noncumulative. Ownership aspects of our Class B common stock are governed by a Class B Shareholder Agreement. The IFBF's ownership in the three classes of stock results in IFBF owning 71% of our voting stock as of December 31, 2016, and having the ability to control the Company. Holders of Class A common stock and Class B common stock receive equal per-share common stock dividends.

Share Repurchases

We periodically repurchase our Class A common stock under programs approved by our Board of Directors. These repurchase programs authorize us to make repurchases in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. Under these programs, we repurchased 10,322 shares of stock for $0.6 million in 2016, 66,904 shares of stock for $3.7 million in 2015 and 429,746 shares of stock for $18.5 million in 2014. Completion of this program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares, if any, that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice. There was $49.5 million remaining available for repurchases at December 31, 2016 under the active repurchase program.

Dividend Restrictions

We have agreed that we will not pay dividends on the Class A or Class B Common Stock, nor on the Series B Preferred Stock, if we are in default of the Subordinated Deferrable Interest Note Agreement dated May 30, 1997 with FBL Financial Group Capital Trust. We are compliant with all terms of this agreement at December 31, 2016. See Note 6 for additional information regarding this agreement.

The amount of dividends we have available to pay our common shareholders is limited to a certain extent by the amount of dividends our primary operating subsidiary, Farm Bureau Life, is able to pay to its parent, FBL Financial Group, Inc. See Note 12 for discussion on our statutory dividend restrictions.

Special Dividends

In March 2016, we declared a special $2.00 per share cash dividend payable to Class A and Class B common shareholders totaling $49.7 million. In March 2015, we declared a special $2.00 per share cash dividend payable to Class A and Class B common shareholders totaling $49.5 million.

Accumulated Other Comprehensive Income, Net of Tax and Other Offsets

	Unrealized Net Investment Gains (Losses) (1)	Accumulated Non-Credit Impairment Gains (Losses)	Underfunded Portion of Certain Benefit Plans (2)	Total
	(Dollars in thousands)
Balance at January 1, 2014	$126,587	$(1,366)	$(6,154)	$119,067
Other comprehensive income before reclassifications	141,947	2,497	—	144,444
Reclassification adjustments	(2,323)	—	(2,778)	(5,101)
Balance at December 31, 2014	266,211	1,131	(8,932)	258,410
Other comprehensive income before reclassifications	(143,731)	(1,155)	—	(144,886)
Reclassification adjustments	(1,693)	(90)	2,791	1,008
Balance at December 31, 2015	120,787	(114)	(6,141)	114,532
Other comprehensive income before reclassifications	37,895	1,901	—	39,796
Reclassification adjustments	(1,719)	(1,476)	(1,578)	(4,773)
Balance at December 31, 2016	$156,963	$311	$(7,719)	$149,555

(1)
Unrealized net investment gains (losses) relate to available-for-sale securities and include the impact of taxes, deferred acquisition costs, value of insurance in force acquired, unearned revenue reserves and policyholder liabilities. See Note 2 for further information.

(2)
For descriptions of the underfunded portion of our postretirement benefit plans, see Note 8 - Other Retirement Plans, and for certain other defined benefit plans, see Note 8 - Defined Benefit Pension Plans.

Accumulated Other Comprehensive Income Reclassification Adjustments

	Year ended December 31, 2016
	Unrealized Net Investment Gains (Losses) (1)	Accumulated Non-Credit Impairment Losses (1)	Underfunded Portion of Certain Benefit Plans (2)	Total
	(Dollars in thousands)
Realized capital gains on sales of investments	$(1,799)	$—	$—	$(1,799)
Adjustments for assumed changes in deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	(845)	180	—	(665)
Other than temporary impairment losses	—	(2,451)	—	(2,451)
Other expenses - change in unrecognized postretirement items:
Prior service costs	—	—	(1)	(1)
Net actuarial gain	—	—	(2,425)	(2,425)
Reclassifications before income taxes	(2,644)	(2,271)	(2,426)	(7,341)
Income taxes	925	795	848	2,568
Reclassification adjustments	$(1,719)	$(1,476)	$(1,578)	$(4,773)

	Year ended December 31, 2015
	Unrealized Net Investment Gains (Losses) (1)	Accumulated Non-Credit Impairment Losses (1)	Underfunded Portion of Certain Benefit Plans (2)	Total
	(Dollars in thousands)
Realized capital gains on sales of investments	$(2,829)	$—	$—	$(2,829)
Adjustments for assumed changes in deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	224	7	—	231
Other than temporary impairment losses	—	(146)	—	(146)
Other expenses - change in unrecognized postretirement items:
Prior service costs	—	—	(12)	(12)
Net actuarial loss	—	—	4,306	4,306
Reclassifications before income taxes	(2,605)	(139)	4,294	1,550
Income taxes	912	49	(1,503)	(542)
Reclassification adjustments	$(1,693)	$(90)	$2,791	$1,008

	Year ended December 31, 2014
	Unrealized Net Investment Gains (Losses) (1)	Accumulated Non-Credit Impairment Losses (1)	Underfunded Portion of Certain Benefit Plans (2)	Total
	(Dollars in thousands)
Realized capital gains on sales of investments	$(3,760)	$—	$—	$(3,760)
Adjustments for assumed changes in deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	186	—	—	186
Other expenses - change in unrecognized postretirement items:
Prior service costs	—	—	(11)	(11)
Net actuarial gain	—	—	(4,263)	(4,263)
Reclassifications before income taxes	(3,574)	—	(4,274)	(7,848)
Income taxes	1,251	—	1,496	2,747
Reclassification adjustments	$(2,323)	$—	$(2,778)	$(5,101)

(1)	See Note 2 for further information.

(2)	For descriptions of the underfunded portion of our postretirement benefit plans, see Note 8 - Other Retirement Plans, and for certain other defined benefit plans, see Note 8 - Defined Benefit Plans.

8. Retirement and Compensation Plans

Defined Benefit Pension Plans

We participate in various defined benefit pension plans (the Plans), including a multiemployer plan. The multiemployer plan is considered qualified under Internal Revenue Service regulations, and covers our employees and the employees of the other participating companies who had attained age 21, had one year of service, and were employed prior to January 1, 2013. We also have a plan that provides supplemental pension benefits to certain highly compensated employees who have salaries and/or pension benefits in excess of the qualified limits imposed by federal law and were employed prior to January 1, 2013. Benefits under these plans are based on years of service and the employee's compensation. The plans are discussed below.

Multiemployer Defined Benefit Plan

The FBL Financial Group Retirement Plan (the Multiemployer Plan) is considered a multiemployer plan, with the participation of unaffiliated and affiliated organizations along with FBL Financial Group, Inc. and its subsidiaries. Under the multiemployer plan structure, our contributions are commingled with those of the other employers to fund the plan benefit obligations. Should a participating employer be unable to provide funding, the remaining employers would be required to continue funding all future obligations. If an employer elects to discontinue participation, prior to departure they will be required to contribute their portion of the underfunded pension obligation associated with their employees. This required contribution will be based on an actuarial estimate of future benefit obligations, which as an estimate may not ultimately be sufficient to fund future actual benefits. None of the participating employers have provided notice that they would be discontinuing participation in the Multiemployer Plan or would otherwise be unable to continue providing their share of required funding as of December 31, 2016.

Contributions are made each year, resulting in the Multiemployer Plan being partially funded for payment of projected future benefit obligations. Effective in 2013, the Multiemployer Plan was closed to new participants and those participants who had not attained age 40 and 10 years of service as of December 31, 2012 no longer accrued additional years of service in the Multiemployer Plan.

Multiemployer Plan name	FBL Financial Group Retirement Plan
Employer identification number	42-1411715
Plan number	001
FBL's contributions (in thousands)
2016	$30,000
2015	$30,000
2014	$16,800

Net periodic pension cost of the Multiemployer Plan is allocated between participating employers on a basis of time incurred by the respective employees for each employer. Such allocations are reviewed annually. This Multiemployer Plan is not subject to collective bargaining agreements, a financial improvement plan or a rehabilitation plan. No surcharges were required to be paid to the Multiemployer Plan during 2016, 2015 or 2014. We are the primary employer in the Multiemployer Plan, providing more than 5 percent of the total contributions during 2016, 2015 and 2014.

Other Defined Benefit Plans

The other defined benefit plans (the Other Plans) provide benefits in addition to those offered under the Multiemployer Plan to certain of our employees or those of our affiliates. These non-qualified benefit plans are not funded, contributions are provided as current benefit obligations become due. Net periodic pension cost of the Other Plans is allocated between the subsidiaries of FBL Financial Group, Inc. and the Farm Bureau affiliated property-casualty companies on a basis of time incurred by the respective employees for each company.

Funding Status and Net Periodic Pension Costs

	Multiemployer Plan		Other Plans
	As of and for the year ended December 31,		As of and for the year ended December 31,
	2016	2015	2016	2015
	(Dollars in thousands)
Change in projected benefit obligation:
Net benefit obligation at beginning of the year	$319,420	$339,139	$22,275	$26,729
Service cost	5,795	5,892	335	435
Interest cost	14,447	13,472	966	1,000
Actuarial loss (gain)	15,767	(13,281)	3,317	(2,812)
Benefits paid	(18,975)	(2,501)	(2,308)	(3,077)
Settlements	—	(23,301)	—	—
Projected benefit obligation	336,454	319,420	24,585	22,275

Change in plan assets:
Fair value of plan assets at beginning of the year	262,276	257,010	—	—
Actual return on plan assets	17,770	1,068	—	—
Employer contributions	30,000	30,000	2,308	3,077
Benefits paid	(18,975)	(2,501)	(2,308)	(3,077)
Settlements	—	(23,301)	—	—
Fair value of plan assets at end of the year	291,071	262,276	—	—
Underfunded status at end of the year	$(45,383)	$(57,144)	$(24,585)	$(22,275)

Accumulated benefit obligation	$297,753	$279,858	$21,407	$20,980

For all the Plans we participate in, the accumulated benefit obligation exceeds the fair value of plan assets. The projected benefit obligations, accumulated benefit obligation and fair value of plan assets are included above.

Net Periodic Pension Costs Incurred by the Plans

	Multiemployer Plan			Other Plans
	As of and for the year ended December 31,			As of and for the year ended December 31,
	2016	2015	2014	2016	2015	2014
	(Dollars in thousands)
Service cost	$5,795	$5,892	$5,295	$335	$435	$269
Interest cost	14,447	13,472	13,919	966	1,000	1,077
Expected return on assets	(17,865)	(17,563)	(17,504)	—	—	—
Amortization of prior service cost	144	144	144	(1)	(11)	(11)
Amortization of actuarial loss	9,432	10,464	6,087	918	1,528	1,131
Effect of settlement	—	7,998	6,306	—	—	—
Net periodic pension cost	$11,953	$20,407	$14,247	$2,218	$2,952	$2,466

FBL Financial Group, Inc. share of net periodic pension cost	$3,807	$6,614	$4,569	$1,260	$1,671	$1,372

Pension settlement charges were recognized after determining the total cash payments exceeded the sum of the service and interest cost for 2015 and 2014.

The Plans' prior service costs are amortized using a straight-line amortization method over the average remaining service period of the employees. For actuarial gains and losses, we use a corridor (10% of the greater of the projected benefit obligation or the market value of plan assets) to determine the amounts to amortize. For the Multiemployer Plan it is expected that net periodic pension cost in 2017 will include $10.1 million for amortization of the actuarial loss and $0.1 million of prior service cost amortization. For the Other Plans it is expected that net periodic pension cost in 2017, included in accumulated other comprehensive income, will include $1.2 million for amortization of the actuarial loss.

We expect contributions to be paid to the Multiemployer Plan by us and affiliates for 2017 to be approximately $15.0 million, of which $4.8 million is expected to be contributed by us. We expect contributions to be paid to the Other Plans by us and affiliates for 2017 to be approximately $1.9 million, of which $0.9 million is expected to be contributed by us. Expected benefits to be paid under the Multiemployer Plan are as follows: 2017 - $14.4 million, 2018 - $16.8 million, 2019 - $17.3 million, 2020 - $19.6 million, 2021 - $19.4 million and 2022 through 2026 - $115.4 million. Expected benefits to be paid under the Other Plans are as follows: 2017 - $2.4 million, 2018 - $2.5 million, 2019 - $3.2 million, 2020 - $2.6 million, 2021 - $2.3 million and 2022 through 2026 - $9.4 million.

FBL's Proportionate Share of Prepaid or Accrued Pension Cost

	Multiemployer Plan		Other Plans
	As of and for the year ended December 31,		As of and for the year ended December 31,
	2016	2015	2016	2015
	(Dollars in thousands)
Amount recognized in FBL's statement of financial position
Prepaid benefit cost	$26,006	$20,258	$876	$969
Accrued benefit cost	—	—	(19,159)	(16,746)
Net amount recognized	$26,006	$20,258	$(18,283)	$(15,777)

Amount recognized in FBL's accumulated other comprehensive income, before taxes (1)
Net actuarial loss			$12,094	$9,695
Prior service cost			—	(1)
Net amount recognized			$12,094	$9,694

(1)
For our Multiemployer Plan, the underfunded portion of the pension benefit obligation is not required to be recognized as a liability in our consolidated balance sheets. The unrecognized liability for the underfunded status of our Multiemployer Plan totaled $45.4 million at December 31, 2016 and $57.1 million at December 31, 2015.

Weighted Average Assumptions Used to Determine Benefit Obligation
	December 31
	2016	2015
Discount rate	4.29%	4.65%
Annual salary increases	3.31%	3.31%

We estimate the discount rate by projecting and discounting future benefit payments inherent in the projected benefit obligation using a commercially available "spot" yield curve constructed using techniques and a bond universe specifically selected to meet the accounting standard requirements.

Weighted Average Assumptions Used to Determine Net Periodic Pension Cost

	Year Ended December 31,
	2016	2015	2014
Discount rate	4.65%	4.52% / 4.05%	4.42% / 4.99%
Expected long-term return on plan assets	6.75%	6.75% / 7.00%	7.00%
Annual salary increases	3.31%	3.31% / 3.00%	3.00%

The discount rate was 4.05% for the nine months ended September 30, 2015 and 4.52% for the three months ended December 31, 2015 due to remeasurement at September 30, 2015 for settlement accounting. The discount rate was 4.99% for the nine months ended September 30, 2014 and 4.42% for the three months ended December 31, 2014 due to remeasurement at September 30, 2014 for settlement accounting. Our expected long-term return on plan assets represents the rate of earnings expected in the funds invested to provide for anticipated benefit payments. We have analyzed the expected rates of return on assets and determined that the long-term return assumption is reasonable based on the current and expected asset allocations and on the Multiemployer Plan's historical investment performance. We also completed an actuarial study of our assumptions during 2015. At the remeasurement, this resulted in reducing the expected long-term return on plan assets from 7.00% to 6.75% and increasing assumed annual salary increases from 3.00% to 3.31%.

Multiemployer Plan Assets

The Multiemployer Plan assets are primarily invested in annuity products and insurance company pooled separate accounts that invest predominately in equity securities and real estate. We have certain pension obligations that are fully funded through annuity contracts with Farm Bureau Life, which are presented as funded annuity contracts below. For 2016, excluding the funded annuity contracts, we employed a long-term investment strategy of diversifying the Multiemployer Plan assets with 55% in fixed income investments, 40% in equities and 5% in alternative investments. At December 31, 2016, the Multiemployer Plan assets were invested approximately 56% in fixed income investments, 41% in diversified equities and 3% in alternative investments. The fixed income investments consist primarily of the group annuity contract and fixed income securities held in pooled separate accounts. The equity securities are in pooled separate accounts and mutual funds. The alternative investments consist of interests in limited partnerships that own various liquid and illiquid assets. Our investment strategy is to (1) achieve a long-term return sufficient to satisfy all Multiemployer Plan obligations, (2) assume a prudent level of risk and (3) maintain adequate liquidity. The expected return on Multiemployer Plan assets is set at the long-term rate expected to be earned based on the long-term investment strategy of the Multiemployer Plan. In estimating the expected rate of return for each asset class, we take into account factors such as historical rates of return, expected future risk-free rates of return and anticipated returns expected given the risk profile of each asset class.

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

•
Alternative investments: the carrying value of the limited partnership interests reflects the Plan’s proportionate share of the net asset value of those partnerships, which is derived from the fair value of the underlying holdings.

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

Level 3 - Inputs are unobservable and require management's judgment about the assumptions that market participants would use in pricing the assets.

Fair Values of the Multiemployer Plan Assets by Asset Category and Hierarchy Levels

	December 31, 2016
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Mutual funds: (1)
U.S. equity funds	$35,888	$—	$—	$35,888
International funds	35,709	—	—	35,709
Pooled separate accounts: (1)
Short-term fixed income funds	—	606	—	606
Fixed income funds	—	14,271	—	14,271
U.S. equity funds	—	28,640	—	28,640
Real estate fund	—	14,346	—	14,346
Annuities: (2)
Group annuity contract	—	—	141,782	141,782
Funded annuity contracts	—	—	11,382	11,382
Alternative investments: (3)
Limited partnerships	—	—	8,447	8,447
Total	$71,597	$57,863	$161,611	$291,071

	December 31, 2015
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Mutual funds: (1)
U.S. equity funds	$30,326	$—	$—	$30,326
International funds	29,140	—	—	29,140
Pooled separate accounts: (1)
Short-term fixed income funds	—	1,584	—	1,584
Fixed income funds	—	11,468	—	11,468
U.S. equity funds	—	24,091	—	24,091
Real estate fund	—	12,660	—	12,660
Annuities: (2)
Group annuity contract	—	—	134,749	134,749
Funded annuity contracts	—	—	11,996	11,996
Alternative investments: (3)
Limited partnerships	—	—	6,262	6,262
Total	$59,466	$49,803	$153,007	$262,276

(1)	Represents mutual funds and pooled separate account investments with Principal Life Insurance Company.

(2)	Represents group annuity contracts with Farm Bureau Life.

(3)	Represents interests in several limited partnerships.

Level 3 Multiemployer Plan Asset Changes in Fair Value

	December 31, 2016
			Return on assets
	December 31, 2015	Purchases (disposals), net	Held at year end	Sold during year	Transfers into (out) of level 3	December 31, 2016
	(Dollars in thousands)
Group annuity contract	$134,749	$1,334	$5,699	$—	$—	$141,782
Funded annuity contracts	11,996	(1,287)	673	—	—	11,382
Limited partnerships	6,262	1,536	649	—	—	8,447
Total	$153,007	$1,583	$7,021	$—	$—	$161,611

	December 31, 2015
			Return on assets
	December 31, 2014	Purchases (disposals), net	Held at year end	Sold during year	Transfers into (out) of level 3	December 31, 2015
	(Dollars in thousands)
Group annuity contract	$128,244	$1,156	$5,349	$—	$—	$134,749
Funded annuity contracts	12,298	(1,012)	710	—	—	11,996
Limited partnerships	4,520	1,680	62	—	—	6,262
Total	$145,062	$1,824	$6,121	$—	$—	$153,007

Other Retirement Plans

We participate with several affiliates in a 401(k) defined contribution plan, which covers substantially all employees. We match employee contributions up to 2% or 4% of the eligible compensation contributed by the employee and at an amount equal to 50% of an employee's contributions on the next 2% of the eligible compensation contributed by the employee. As shown in the table below, certain employees will also receive an annual discretionary employer contribution based on age plus years of service ranging from 2.75% to 5.75% as a percent of pay. Costs are allocated among the affiliates on a basis of time incurred by the respective employees for each company. Our expense related to this plan totaled $2.4 million in 2016, $2.2 million in 2015 and $2.0 million in 2014.

Attained age 40 and 10 years of service at December 31, 2012	Accruing years of service in the Multiemployer Plan	100% Employer Match	50% Employer Match	Discretionary Employer Contribution
Yes	Yes	first 2% of employee's contributions	employee contributions between 2% and 4%	No
No	No	first 4% of employee's contributions	employee contributions between 4% and 6%	2.75% to 5.75%

We have established deferred compensation plans for certain key current and former employees and have certain other benefit plans that provide for retirement and other benefits. Liabilities for these plans are accrued as the related benefits are earned.

Certain of the assets related to these plans are on deposit with us and amounts relating to these plans are included in our financial statements. In addition, certain amounts included in the policy liabilities for interest sensitive products relate to deposit administration funds maintained by us on behalf of affiliates.

In addition to benefits offered under the aforementioned benefit plans, we and several other affiliates participate in a plan that provides group term life insurance benefits to retirees who have worked full-time for ten years and attained age 55 while in service. Postretirement benefit expense for this plan is allocated in a manner consistent with pension expense discussed above. We also have two single-employer plans that provide health and medical benefits to a small group of retirees. Postretirement benefit (income)/expense totaled ($0.1) million in 2016 and $0.1 million in 2015 and 2014. Changes in the underfunded portion of these plans, reported in other comprehensive income, aggregated less than ($0.1) million in 2016 and 2015 and $0.1 million in 2014. In addition to the health and medical postretirement plans being frozen to new participants, the group term life plan will no longer be offered to employees retiring after December 31, 2016. Due to this change, we recognized $0.2 million in curtailment gain in the fourth quarter of 2016.

Share-based Compensation Plans

The share-based payment arrangements under our Class A Common Stock Compensation Plan are described below. We allocate a portion of the expense for these arrangements to affiliates; expense amounts below represent our share of these expenses. Expenses have been fully recognized under this plan as of December 31, 2014. Compensation expense for these arrangements totaled $0.2 million for 2014. The income tax benefit recognized in the statements of operations for these arrangements totaled less than $0.1 million for 2014.

We also have a Cash-Based Restricted Stock Unit Plan. Compensation expense for arrangements under this plan totaled $2.3 million for 2016, $1.7 million for 2015 and $1.0 million for 2014. The income tax benefit recognized in the statements of operations for this arrangement totaled $1.2 million in 2016, $0.9 million in 2015 and $0.6 million in 2014.

Stock Option Awards

Prior to 2012, we granted stock options for Class A common stock to officers and employees, which have a contractual term of 10 years and vest over a period up to five years, contingent upon continued employment with us. Prior to 2009, we also granted stock options for Class A common stock to directors, which were fully vested upon grant and had a contractual term that varied with the length of time the director remained on the Board, up to 10 years. The exercise price for all options is equal to the fair value of the common stock on the grant date. The fair value of each option award was estimated on the date of grant using a Black-Scholes-Merton option valuation model. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. We used the historical realized volatility of our stock for the expected volatility assumption within the valuation model. The weighted average expected term for the majority of our options was calculated using average historical behavior.

In 2014, we accelerated the vesting of all unvested options. Accordingly, the expense related to nonvested share-based compensation granted under the stock option arrangement has been fully recognized at December 31, 2014.

Stock Option Activity
	Number of Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
	(Dollars in thousands, except per share data)
Shares under option at January 1, 2016	134,848	$28.07
Exercised	(89,453)	28.44
Forfeited or expired	—	—
Shares under option at December 31, 2016	45,395	27.35	2.01	$2,306

Vested at December 31, 2016	45,395	$27.35	2.01	$2,306
Exercisable options at December 31, 2016	45,395	$27.35	2.01	$2,306

(1)	Represents the difference between the share price and exercise price for each option, excluding options where the exercise price is above the share price, at December 31, 2016.

The intrinsic value of options exercised during the year totaled $3.2 million for 2016, $4.5 million for 2015 and $6.5 million for 2014.

We issue new shares to satisfy stock option exercises.    Cash received from stock options exercised totaled $2.5 million for 2016, $3.7 million for 2015 and $10.5 million for 2014. The actual tax benefit realized from stock options exercised totaled $1.0 million for 2016, $1.4 million for 2015 and $2.2 million for 2014.

Cash-Based Restricted Stock Units

We annually grant performance and non-performance cash-based restricted stock units to certain executives. The restricted stock units will vest and be paid out in cash over 5 years, contingent on continued employment with us. The performance units have the same vesting requirements, but are also contingent upon meeting a financial goal. Non-performance based units were also granted to certain executives in 2012 that were vested and paid out in cash after a two-year required service period.

The amount payable per unit awarded is equal to the price per share of the Company's common stock at settlement of the award, and as such, we measure the value of the award each reporting period based on the current stock price. The effects of changes in the stock price during the service period are recognized as compensation cost over the service period.

Restricted Stock Unit Activity
	Number of Units	Weighted-Average Grant-Date Fair Value per Unit
Restricted stock units at January 1, 2016	145,415	$42.36
Granted	25,075	60.34
Vested	(40,155)	40.58
Forfeited or canceled	(8,818)	50.00
Restricted stock units at December 31, 2016	121,517	46.10

The weighted average grant-date fair value per common share of restricted stock units granted was $60.34 in 2016, $52.19 in 2015 and $38.63 in 2014. Unrecognized compensation expense related to unvested restricted stock units based on the stock price at December 31, 2016 totaled $4.1 million. This expense is expected to be recognized over a weighted-average period of 1.83 years. Dividends are paid on restricted stock units upon vesting. Cash payments including dividends for restricted stock units totaled $2.7 million in 2016 and $1.8 million in 2015 and 2014.

Other

We have a Director Compensation Plan under which non-employee directors on our Board may elect to receive a portion of their compensation in the form of cash or deferred cash-based stock units. Cash-based stock units outstanding under this plan totaled 24,923 at December 31, 2016 and 22,874 at December 31, 2015. Prior to 2012, deferred stock units were used instead of deferred cash-based stock units. Under this plan, we have deferred stock units outstanding totaling 57,876 at December 31, 2016 and 56,868 at December 31, 2015. At December 31, 2016, there were 110,864 shares of Class A common stock available for future issuance under the Director Compensation Plan.

We also have an Executive Salary and Bonus Deferred Compensation Plan under which certain officers of the Company were allowed to use their base salary and annual cash bonus to purchase deferred cash-based stock units. Cash-based stock units outstanding under this plan totaled 16,323 at December 31, 2016 and 16,679 at December 31, 2015. Prior to 2012, deferred stock units were used instead of deferred cash-based stock units. Under this plan, we have deferred stock units outstanding totaling 63,909 at December 31, 2016 and 66,621 at December 31, 2015. At December 31, 2016, shares of Class A common stock available for future issuance under this plan totaled 99,933. This plan was frozen to future deferrals on December 31, 2013.

We also have an Executive Excess 401(k) Plan under which officers of the Company who met salary guidelines and 401(k) contribution guidelines were allowed to purchase unregistered deferred cash-based stock units. Cash-based stock units outstanding under this plan totaled 89 at December 31, 2016 and 84 at December 31, 2015. Prior to 2012, deferred stock units were used instead of deferred cash-based stock units. Under this plan, we have deferred stock units outstanding totaling 3,168 at December 31, 2016 and 2,991 at December 31, 2015. This plan was frozen to future deferrals on December 31, 2013.

9. Management and Other Agreements

We have management agreements under which we provide general business, administrative and management services to Farm Bureau Property & Casualty Insurance Company and other affiliates. Fee income for these services totaled $2.2 million in 2016, $2.3 million in 2015 and $1.9 million in 2014. In addition, as discussed in Note 1, we provide investment advisory services and lease property and equipment under agreements with Farm Bureau Property & Casualty, other affiliates and non-affiliates.

We share certain office facilities and services with the IFBF and its affiliated companies. These expenses are allocated on the basis of cost and time studies that are updated annually and primarily consist of rent, salaries and related expenses, travel and other operating costs. In addition, Farm Bureau Management Corporation, a wholly-owned subsidiary of the IFBF, provides certain services to us under a separate arrangement. We incurred related expenses totaling $1.0 million in 2016, 2015 and 2014.

We also have an expense allocation agreement with Farm Bureau Property & Casualty Insurance Company for the use of property and equipment. Expense relating to this agreement totaled $0.3 million in 2016, $0.7 million in 2015 and $0.9 million in 2014.

We have service agreements with the Farm Bureau-affiliated property-casualty companies operating within our marketing territory, including Farm Bureau Property & Casualty Insurance Company and another affiliate. Under the service agreements, the property-casualty companies are responsible for development and management of our agency force for a fee. We incurred expenses totaling $8.6 million in 2016, $9.9 million in 2015 and $9.3 million in 2014 relating to these arrangements.

We are licensed by the IFBF to use the "Farm Bureau" and "FB" designations in Iowa. In connection with this license, we incurred royalty expense totaling $0.6 million in 2016 and 2015 and $0.5 million in 2014. We have similar arrangements with other state Farm Bureau organizations in our market territory. Total royalty expense to Farm Bureau organizations other than the IFBF totaled $1.8 million in 2016 and $1.7 million in 2015 and 2014. The royalty agreement with the IFBF provides them an option to terminate the agreement if our quarterly common stock dividend is below $0.10 per share.

10. Commitments and Contingencies

Legal Proceedings

In the normal course of business, we may be involved in litigation in which damages are alleged that are substantially in excess of contractual policy benefits or certain other agreements. In recent years, companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims. We are not aware of any such claims threatened or pending against FBL Financial Group, Inc. or any of its subsidiaries for which a material loss is reasonably possible.

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

We lease our home office properties under a 10-year operating lease, which expires in 2021, from a wholly-owned subsidiary of the IFBF. Future remaining minimum lease payments under this lease, as of December 31, 2016, are as follows: 2017 - $2.1 million, 2018 - $2.1 million, 2019 - $2.1 million, 2020 - $2.1 million and 2021 - $2.1 million. Rent expense for the lease totaled $4.1 million in 2016, $4.0 million in 2015 and $4.3 million in 2014. These amounts are net of $0.2 million in 2016, 2015 and 2014 in amortization of a deferred gain on the exchange of our home office properties for common stock in 1998. The remaining unamortized deferred gain totaled $0.9 million at December 31, 2016 and $1.0 million at December 31, 2015.

From time to time, assessments are levied on our insurance subsidiaries by guaranty associations in most states in which the subsidiaries are licensed. These assessments, which are accrued for, are to cover losses of policyholders of insolvent or rehabilitated companies. In some states, these assessments can be partially recovered through a reduction in future premium taxes. Expenses for guaranty fund assessments, net of related premium tax offsets, totaled less than $0.1 million in 2016, 2015 and 2014.

11. Earnings per Share

Computation of Earnings per Common Share

	Year ended December 31,
	2016	2015	2014
	(Dollars in thousands, except per share data)
Numerator:
Net income attributable to FBL Financial Group, Inc.	$107,223	$113,527	$109,941
Less: Dividends on Series B preferred stock	150	150	150
Income available to common stockholders	$107,073	$113,377	$109,791

Denominator:
Weighted-average shares - basic	24,985,400	24,927,209	24,866,284
Effect of dilutive securities - stock-based compensation	43,683	89,274	149,960
Weighted-average shares - diluted	25,029,083	25,016,483	25,016,244

Earnings per common share	$4.29	$4.55	$4.42
Earnings per common share - assuming dilution	$4.28	$4.53	$4.39

There were no antidilutive stock options outstanding in any period presented.

12. Statutory Insurance Information

The statutory financial statements of Farm Bureau Life and Greenfields are prepared in accordance with the accounting practices prescribed or permitted by the Insurance Division of the state of Iowa and the Colorado Division of Insurance, respectively. Those insurance divisions have adopted the accounting guidance contained in the National Association of Insurance Commissioners (NAIC) Accounting Practices and Procedures Manual (the Manual) as the prescribed accounting practice for insurance companies domiciled in their state. The insurance divisions may permit accounting practices that differ from those prescribed by the Manual. None of our statutory accounting practices differed materially from those prescribed by the Manual. Several differences exist between GAAP and statutory accounting practices. Principally, under statutory accounting, deferred acquisition costs are not capitalized, fixed maturity securities are generally carried at amortized cost, insurance liabilities are presented net of reinsurance, contract holder liabilities are generally valued using more conservative assumptions and certain assets are non-admitted.

Statutory Information of our Insurance Subsidiaries

	Year ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Farm Bureau Life:
Net gain from operations (excludes impact of realized gains and losses on investments)	$106,143	$100,013	$97,799
Net income	100,657	106,009	97,393
Greenfields:
Net gain (loss) from operations (excludes impact of realized gains and losses on investments)	(540)	(362)	(433)
Net income (loss)	(540)	(362)	(433)

	FB Life		Greenfields
	December 31,		December 31,
	2016	2015	2016	2015
	(Dollars in thousands)
Total capital and surplus	$617,321	$603,062	$9,175	$4,763
Unassigned surplus (deficit)	483,838	469,579	(1,625)	(1,037)
Risk-Based Capital measurements:
Total adjusted capital	685,721	668,278	9,191	4,772
Company action level capital	125,994	117,284	173	110
RBC Ratio	544%	570%	5,322%	4,338%
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

Farm Bureau Life's ability to pay dividends to the parent company is restricted by the Iowa Insurance Holding Company Act to earned surplus arising from its business as of the date the dividend is paid. In addition, prior approval of the Iowa Insurance Commissioner is required for a dividend distribution of cash or other property whose fair value, together with that of other dividends made within the preceding 12 months, exceeds the greater of (i) 10% of policyholders' surplus as of the preceding year end, or (ii) the statutory net gain from operations of the insurer for the preceding calendar year. As shown in the tables above, at December 31, 2016, Farm Bureau Life’s net gain from operations of $106.1 million, exceeded 10% of statutory surplus; accordingly, that amount is the maximum available for distribution to FBL Financial Group, Inc. without regulatory approval during 2017. Timing of such dividends during the year is limited based on the timing of dividends paid within the preceding 12 months.

13. Segment Information

We analyze operations by reviewing financial information regarding our primary products that are aggregated into the Annuity and Life Insurance product segments. In addition, our Corporate and Other segment includes various support operations, corporate capital and other product lines that are not currently underwritten by the Company.

The Annuity segment primarily consists of fixed rate annuities and supplementary contracts (some of which involve life contingencies). Fixed rate annuities provide for tax-deferred savings and supplementary contracts provide for the systematic repayment of funds that accumulate interest. Fixed rate annuities primarily consist of flexible premium deferred annuities, but also include single premium deferred and immediate contracts. With fixed rate annuities, we bear the underlying investment risk and credit interest to the contracts at rates we determine, subject to interest rate guarantees. The Annuity segment also includes indexed annuities. With indexed annuities, we bear the underlying investment risk and credit interest in an amount equal to a percentage of the gain in a specified market index, subject to minimum guarantees.

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

We use operating income (a non-GAAP measure), in addition to net income, to measure our performance. Operating income, for the periods presented, consists of net income adjusted to exclude the impact of realized gains and losses on investments and the change in net unrealized gains and losses on derivatives, which can fluctuate greatly from period to period. These fluctuations make it difficult to analyze core operating trends. In addition, for derivatives not designated as hedges, there is a mismatch between the valuation of the asset and liability when deriving net income (loss). Specifically, call options relating to our indexed business are one-year assets while the embedded derivative in the indexed contacts represent the rights of the contract holder to receive index credits over the entire period the indexed annuities are expected to be in force.
Operating income is not a measure used in financial statements prepared in accordance with GAAP, but is a common life insurance industry measure of performance. We use operating income for goal setting, determining short-term incentive compensation and evaluating performance on a basis comparable to that used by many in the investment community.
We analyze our segment results based on pre-tax operating income. Accordingly, income taxes are not allocated to the segments. In addition, operating results are reported net of transactions between the segments. Operating income adjustments are net of amortization of unearned revenue reserves, deferred acquisition costs and value of insurance in force acquired, as well as changes in interest sensitive product reserves and income taxes attributable to these items. While not applicable for the periods reported herein, our operating income policy also calls for adjustments to net income relating to the following:

•	settlements or judgments arising from lawsuits, net of any recoveries from third parties,

•	the cumulative effect of changes in accounting principles and

•	discontinued operations.

Operating income adjustments are net of amortization of unearned revenue reserves, deferred acquisition costs and value of insurance in force acquired, as well as changes in interest sensitive product reserves and income taxes attributable to these items.

In 2016, due to changes in product offerings since the last amendment to our policy for calculating operating income, we refined our calculation of operating income to include offsets relating to changes in interest sensitive product reserves. These offsets, net of tax, increased operating income $0.9 million in 2016. These offsets, net of tax, not taken into account in the computation of operating income for 2015 would have increased operating income $0.1 million and for 2014 would have decreased operating income $0.1 million.

Reconciliation Between Net Income and Operating Income

	Year ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Net income attributable to FBL Financial Group, Inc.	$107,223	$113,527	$109,941
Operating income adjustments:
Realized gains/losses on investments (1)	713	(8,498)	(1,786)
Change in net unrealized gains/losses on derivatives (1)	(1,485)	(141)	(1,114)
Operating income	$106,451	$104,888	$107,041

Financial Information Concerning our Operating Segments

	Year ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Pre-tax operating income:
Annuity	$66,025	$69,950	$65,056
Life Insurance	55,977	53,146	51,521
Corporate and Other	14,548	11,668	22,865
Total pre-tax operating income	136,550	134,764	139,442
Income taxes on operating income	(30,099)	(29,876)	(32,401)
Operating income	$106,451	$104,888	$107,041

Operating revenues:
Annuity	$214,486	$212,420	$203,477
Life Insurance	414,446	408,966	390,609
Corporate and Other	92,703	93,632	93,646
	721,635	715,018	687,732
Net realized gains (losses) on investments (1)	(1,771)	10,482	2,937
Change in net unrealized gains/losses on derivatives (1)	6,550	(2,691)	2,270
Consolidated revenues	$726,414	$722,809	$692,939

Net investment income:
Annuity	$210,679	$209,896	$201,550
Life Insurance	154,427	152,730	146,349
Corporate and Other	32,514	31,214	31,913
	397,620	393,840	379,812
Change in net unrealized gains/losses on derivatives (1)	6,550	(2,691)	2,270
Consolidated net investment income	$404,170	$391,149	$382,082

Depreciation and amortization:
Annuity	$8,253	$4,548	$5,709
Life Insurance	15,117	18,831	20,027
Corporate and Other	5,178	8,546	2,895
	28,548	31,925	28,631
Net realized gains (losses) on investments (1)	(673)	225	189
Change in net unrealized gains/losses on derivatives (1)	562	(332)	125
Consolidated depreciation and amortization	$28,437	$31,818	$28,945

Operating Segment Assets

	December 31,
	2016	2015
	(Dollars in thousands)
Assets:
Annuity	$4,452,878	$4,209,627
Life Insurance	3,256,306	3,112,756
Corporate and Other	1,615,411	1,623,874
	9,324,595	8,946,257
Unrealized gains in accumulated other comprehensive income (2)	241,539	185,747
Consolidated assets	$9,566,134	$9,132,004

(1)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred sales inducements, deferred acquisition costs and value of insurance in force acquired, as well as changes in interest sensitive product reserves and income taxes attributable to these items.

(2)	Amounts are net adjustments for assumed changes in deferred acquisition costs and value of insurance in force acquired and deferred income taxes attributable to these items.

Depreciation and amortization related to property and equipment are allocated to the product segments while the related property, equipment and capitalized software are allocated to the Corporate and Other segment. Depreciation and amortization for the Corporate and Other segment include $4.4 million for 2016, $4.1 million for 2015 and $3.1 million for 2014 relating to leases with affiliates. In the consolidated statements of operations, we record these depreciation amounts net of related lease income from affiliates.

Our investment in equity method investees, the related equity income and interest expense are attributable to the Corporate and Other segment. Expenditures for long-lived assets were not significant during the periods presented above. Goodwill at December 31, 2016 and 2015 was allocated among the segments as follows: Annuity ($3.9 million) and Life Insurance ($6.1 million).

Premiums collected, which is not a measure used in financial statements prepared according to GAAP, include premiums received on life insurance policies and deposits on annuities and universal life-type products. Premiums collected is a common life insurance industry measure of agent productivity. Net premiums collected totaled $689.7 million in 2016, $683.1 million in 2015 and $646.6 million in 2014.

Under GAAP, premiums on whole life and term life policies are recognized as revenues over the premium-paying period and reported in the Life Insurance segment. The following chart provides a reconciliation of life insurance premiums collected to those reported in the GAAP financial statements.

Reconciliation of Traditional Life Insurance Premiums, Net of Reinsurance

	Year ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Traditional and universal life insurance premiums collected	$281,551	$281,003	$282,098
Premiums collected on interest sensitive products	(85,622)	(90,895)	(98,796)
Traditional life insurance premiums collected	195,929	190,108	183,302
Change in due premiums and other	985	848	(2)
Traditional life insurance premiums as included in the Consolidated Statements of Operations.	$196,914	$190,956	$183,300

There is no comparable GAAP financial measure for premiums collected on annuities and universal life-type products. GAAP revenues for those interest sensitive and variable products consist of various policy charges and fees assessed on those contracts, as summarized in the chart below.

Interest Sensitive Product Charges by Segment

	Year ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Annuity
Surrender charges and other	$3,803	$2,524	$1,927

Life Insurance
Administration charges	$14,170	$14,342	$13,783
Cost of insurance charges	48,111	46,911	45,273
Surrender charges	1,181	919	737
Amortization of policy initiation fees	(24)	3,371	1,504
Total	$63,438	$65,543	$61,297

Corporate and Other
Administration charges	$5,547	$5,809	$6,212
Cost of insurance charges	29,805	29,760	29,569
Surrender charges	213	346	479
Separate account charges	7,957	8,854	9,157
Amortization of policy initiation fees	1,165	1,748	1,129
Total	$44,687	$46,517	$46,546

Consolidated interest sensitive product charges as included in the Statements of Operations	$111,928	$114,584	$109,770

Amortization of policy initiation fees decreased in 2016, compared to the prior year period, primarily due to the impact of unlocking assumptions used in the calculation of unearned revenue reserves.

Premium Concentration by State

	Year ended December 31,
	2016	2015	2014
Life and annuity collected premiums:
Iowa	25.1%	26.2%	25.7%
Kansas	19.1	18.6	20.8
Oklahoma	8.0	8.9	8.2

14. Quarterly Financial Information (Unaudited)

Unaudited Quarterly Results of Operations

	2016
Quarter ended	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share data)
Premiums and product charges	$78,249	$78,632	$73,533	$78,428
Net investment income	98,385	100,722	103,514	101,549
Realized gains (losses) on investments	(607)	(2,294)	621	517
Total revenues	179,666	181,285	181,284	184,179
Net income attributable to FBL Financial Group, Inc.	25,946	24,380	30,017	26,880

Earnings per common share	$1.04	$0.97	$1.20	$1.07
Earnings per common share - assuming dilution	$1.04	$0.97	$1.20	$1.07

	2015
Quarter ended	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share data)
Premiums and product charges	$75,269	$77,164	$76,575	$76,532
Net investment income	98,773	97,489	95,882	99,005
Realized gains (losses) on investments	(366)	7,808	(506)	3,553
Total revenues	177,946	186,745	175,494	182,624
Net income attributable to FBL Financial Group, Inc.	23,591	32,372	26,659	30,905

Earnings per common share	$0.95	$1.30	$1.07	$1.24
Earnings per common share - assuming dilution	$0.94	$1.29	$1.06	$1.23

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

Our internal control over financial reporting changes from time-to-time as we modify and enhance our systems and processes to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. Any significant changes in controls are evaluated prior to implementation to help ensure the continued effectiveness of our internal controls and internal control environment. While changes have taken place in our internal controls during the quarter ended December 31, 2016, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

See Item 8 for Management's Report on Internal Control Over Financial Reporting. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this examination.

ITEM 9B. OTHER INFORMATION

There is no information required to be disclosed on Form 8-K for the quarter ended December 31, 2016 that has not been previously reported.

PART III

The information required by Part III, Items 10 through 14, is hereby incorporated by reference from our definitive proxy statement for our annual shareholders meeting to be held May 17, 2017, to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2016.

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
		10-K	001-11917	December 31, 2012
10.6	Lease Agreement dated as of March 31, 1998 between IFBF Property Management, Inc., FBL Financial Group, Inc. and Farm Bureau Property & Casualty Insurance Company	10-Q	001-11917	March 31, 1998
10.6(a)	Amendment effective January 1, 2012 to Lease Agreement	10-K	001-11917	December 31, 2011
10.7	Building Management Services Agreement, dated March 31, 1998, between IFBF Property Management, Inc. and FBL Financial Group, Inc.	10-Q	001-11917	March 31, 1998
10.8*	2006 Class A Common Stock Compensation Plan as amended through February 17, 2011	10-Q	001-11917	March 31, 2011
10.8(a)*	Form of Stock Option Agreement, pursuant to the FBL Financial Group, Inc. 2006 Class A Common Stock Compensation Plan	10-Q	001-11917	March 31, 2011
10.9*	Executive Salary and Bonus Deferred Compensation Plan as amended through August 21, 2013	10-Q	001-11917	September 30, 2013
10.10*	2008 Revised Rules for Payment of Meeting Fees, Retainers and Expenses to the Board of Directors	10-K	001-11917	December 31, 2007

Incorporated by reference
Exhibit #	Description	Form	SEC File No.	Report Date
10.11*	Management Performance Plan, effective January 1, 2015	10-K	001-11917	December 31, 2014
10.12*	Management Performance Plan, effective January 1, 2016	10-Q	001-11917	March 31, 2016
10.13*	Director Compensation Plan as amended through December 15, 2011	10-K	001-11917	December 31, 2011
10.14*	Cash-Based Restricted Stock Unit Plan as amended through August 21, 2013	10-Q	001-11917	September 30, 2013
10.15*	Form of Restricted Stock Unit Agreement between the Company and participants (other than the Chief Executive Officer) in the Company's Cash-Based Restricted Stock Unit Plan.	10-Q	001-11917	March 31, 2014
10.16*	Form of 2016 Restricted Stock Unit Agreement between the Company and its executive officers	10-Q	001-11917	March 31, 2016
10.17*	Form of 2016 Restricted Stock Unit Agreement between the Company and participants (other than executive officers)	10-Q	001-11917	March 31, 2016
10.18*	Restricted Stock Unit Agreement dated February 1, 2014 between James P. Brannen and the Company	10-Q	001-11917	March 31, 2014
10.19*	Restricted Stock Unit Agreement dated February 1, 2015 between James P. Brannen and the Company	10-Q	001-11917	March 31, 2015
10.20*	Amended Retention Agreement dated February 1, 2014 between James P. Brannen, CEO, and the Company	10-Q	001-11917	March 31, 2014
10.21*	Cash-Based Restricted Surplus Unit Plan, effective November 18, 2015	10-K	001-11917	December 31, 2015
10.22*	Form of 2016 Restricted Surplus Unit Agreement between the Company and its executive officers	10-Q	001-11917	March 31, 2016
10.23*	Form of 2016 Restricted Surplus Unit Agreement between the Company and participants (other than executive officers)	10-Q	001-11917	March 31, 2016
21+	Subsidiaries of FBL Financial Group, Inc.
23+	Consent of Independent Registered Public Accounting Firm
31.1+	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101+#
Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language) from FBL Financial Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2016 as follows: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Financial Statements.

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
Date: March 1, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES P. BRANNEN James P. Brannen	Chief Executive Officer (Principal Executive Officer) and Director	March 1, 2017

/s/ DONALD J. SEIBEL Donald J. Seibel	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 1, 2017

/s/ CRAIG D. HILL Craig D. Hill	Chairman of the Board and Director	March 1, 2017

/s/ JERRY L. CHICOINE Jerry L. Chicoine	Vice Chair and Director	March 1, 2017

/s/ ROGER K. BROOKS Roger K. Brooks	Director	March 1, 2017

/s/ RICHARD W. FELTS Richard W. Felts	Director	March 1, 2017

/s/ JOE D. HEINRICH Joe D. Heinrich	Director	March 1, 2017

/s/ JAMES A. HOLTE James A. Holte	Director	March 1, 2017

/s/ PAUL E. LARSON Paul E. Larson	Director	March 1, 2017

/s/ KEVIN G. ROGERS Kevin G. Rogers	Director	March 1, 2017

/s/ SCOTT E. VANDERWAL Scott E. VanderWal	Director	March 1, 2017

Schedule I - Summary of Investments - Other
Than Investments in Related Parties
FBL FINANCIAL GROUP, INC.
December 31, 2016

Column A	Column B	Column C	Column D
Type of Investment	Cost (1)	Value	Amount at which shown in the balance sheet
	(Dollars in thousands)
Fixed maturities, available for sale:
Bonds:
Corporate	$3,529,997	$3,708,655	$3,708,655
Mortgage- and asset-backed	1,714,126	1,768,904	1,768,904
United States Government and agencies	30,575	32,072	32,072
State, municipal and other governments	1,387,013	1,499,159	1,499,159
Total	6,661,711	$7,008,790	7,008,790

Equity securities, available for sale:
Common stocks:
Banks, trusts and insurance companies	27,495	$27,495	27,495
Industrial, miscellaneous and all other	2,942	3,056	3,056
Non-redeemable preferred stocks	100,042	102,417	102,417
Total	130,479	$132,968	132,968

Mortgage loans	817,184		816,471
Investment real estate (2)	2,115		1,955
Policy loans	188,254		188,254
Short-term investments	16,348		16,348
Other investments	7,030		9,874
Total investments	$7,823,121		$8,174,660

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

Schedule II - Condensed Financial Information of Registrant
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Condensed Balance Sheets
(Dollars in thousands)

	December 31,
	2016	2015
Assets
Investments in subsidiaries (eliminated in consolidation)	$1,205,356	$1,145,988
Fixed maturities - available for sale, at fair value (amortized cost: 2016 - $29,210; 2015 - $33,389)	31,182	35,212
Equity securities - available for sale, at fair value (cost: 2016 - $2,942; 2015 - $1,470)	3,056	1,428
Short-term investments	5,988	13,066
Cash and cash equivalents	30,803	26,839
Amounts receivable from affiliates	1,758	1,264
Amounts receivable from subsidiaries (eliminated in consolidation)	10,487	1,758
Accrued investment income	13	12
Current income taxes recoverable	153	651
Deferred income tax assets	12,622	13,682
Other assets	12,585	10,106
Total assets	$1,314,003	$1,250,006

Liabilities and stockholders' equity
Liabilities:
Accrued expenses and other liabilities	$28,758	$18,470
Amounts payable from subsidiaries (eliminated in consolidation)	43	110
Long-term debt payable to non-affiliates	97,000	97,000
Total liabilities	125,801	115,580

Stockholders' equity:
Preferred stock	3,000	3,000
Class A common stock	152,903	149,248
Class B common stock	72	72
Accumulated other comprehensive income	149,555	114,532
Retained earnings	882,672	867,574
Total stockholders' equity	1,188,202	1,134,426
Total liabilities and stockholders' equity	$1,314,003	$1,250,006

See accompanying notes to condensed financial statements.

Schedule II -Condensed Financial Information of Registrant (Continued)
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Condensed Statements of Operations
(Dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Net investment income	$2,013	$2,033	$2,689
Realized gains (losses) on investments	—	(583)	1,047
Dividends from subsidiaries (eliminated in consolidation)	85,900	50,000	45,700
Management fee income from affiliates	2,179	2,277	1,925
Management fee income from subsidiaries (eliminated in consolidation)	5,652	5,654	8,836
Other income	2	(8)	7
Total revenues	95,746	59,373	60,204
Expenses:
Interest expense	4,850	4,850	4,723
General and administrative expenses	9,002	8,795	8,471
Total expenses	13,852	13,645	13,194
	81,894	45,728	47,010
Income tax benefit	2,349	2,507	1,011
Income before equity in undistributed income of subsidiaries	84,243	48,235	48,021
Equity in undistributed income of subsidiaries (eliminated in consolidation)	22,980	65,292	61,920
Net income	$107,223	$113,527	$109,941

See accompanying notes to condensed financial statements.

Schedule II - Condensed Financial Information of Registrant (Continued)
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Condensed Statements of Cash Flows
(Dollars in thousands)

	Year ended December 31,
	2016	2015	2014
Net cash provided by (used in) operating activities	$(4,342)	$1,841	$4,200

Investing activities
Sales of fixed maturities - available for sale	5,641	18,618	21,347
Acquisitions of equity securities - available for sale	(1,397)	(1,188)	(269)
Short-term investments, net change	7,078	395	17,617
Dividends from subsidiaries (eliminated in consolidation)	85,900	50,000	45,700
Net cash provided by investing activities	97,222	67,825	84,395

Financing activities
Excess tax deductions on stock-based compensation	846	1,362	1,199
Repurchase of common stock, net	1,840	(584)	(8,003)
Capital contribution to subsidiary	—	(300)	(1,000)
Dividends paid	(91,602)	(89,347)	(34,749)
Net cash used in financing activities	(88,916)	(88,869)	(42,553)
Increase (decrease) in cash and cash equivalents	3,964	(19,203)	46,042
Cash and cash equivalents at beginning of year	26,839	46,042	—
Cash and cash equivalents at end of year	$30,803	$26,839	$46,042

Supplemental disclosure of cash flow information
Cash received (paid) during the year for:
Income taxes	$5,486	$6,344	$6,927
Interest	(4,850)	(4,850)	(4,850)

See accompanying notes to condensed financial statements.

Schedule II - Condensed Financial Information of Registrant (Continued)
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Notes to Condensed Financial Statements
December 31, 2016

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

2. Dividends from Subsidiaries

The parent company received dividends in the form of cash totaling $85.9 million in 2016, $50.0 million in 2015 and $45.7 million in 2014.

3. Debt

See Note 6 to the consolidated financial statements included in Item 8 for a description of the parent company's debt, including items paid off. The company's debt matures in 2047.

Schedule III - Supplementary Insurance Information
FBL FINANCIAL GROUP, INC.

Column A	Column B	Column C	Column D	Column E
	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned revenues	Other policyholder funds
	(Dollars in thousands)
December 31, 2016:
Annuity	$88,762	$3,827,295	$—	$364,966
Life Insurance	267,545	2,573,276	13,526	199,944
Corporate and Other	69,664	417,524	11,611	30,543
Impact of unrealized gains/losses	(95,647)	3,795	(4,215)	—
Total	$330,324	$6,821,890	$20,922	$595,453

December 31, 2015:
Annuity	$85,819	$3,550,364	$—	$370,326
Life Insurance	248,333	2,473,357	9,719	194,751
Corporate and Other	75,366	399,203	12,257	29,128
Impact of unrealized gains/losses	(73,735)	4,090	(3,352)	—
Total	$335,783	$6,427,014	$18,624	$594,205

December 31, 2014:
Annuity	$82,778	$3,370,109	$—	$372,244
Life Insurance	232,020	2,372,108	10,111	193,567
Corporate and Other	85,506	394,536	13,428	24,823
Impact of unrealized gains/losses	(179,544)	11,182	(11,461)	—
Total	$220,760	$6,147,935	$12,078	$590,634

Schedule III - Supplementary Insurance Information (Continued)
FBL FINANCIAL GROUP, INC.

Column A	Column F	Column G	Column H	Column I	Column J
	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred acquisition costs	Other operating expenses
	(Dollars in thousands)
December 31, 2016:
Annuity	$3,803	$210,679	$113,543	$11,185	$23,733
Life Insurance	260,331	154,427	261,757	11,038	75,100
Corporate and Other	44,716	32,514	37,296	6,078	8,912
Change in net unrealized gains/losses on derivatives	—	6,550	3,704	562	—
Impact of realized gains/losses	(8)	—	(32)	(638)	(3)
Total	$308,842	$404,170	$416,268	$28,225	$107,742

December 31, 2015:
Annuity	$2,524	$209,896	$110,356	$9,658	$22,456
Life Insurance	256,504	152,730	253,461	14,364	76,167
Corporate and Other	46,519	31,214	32,346	11,316	9,816
Change in net unrealized gains/losses on derivatives	—	(2,691)	(2,577)	(332)	—
Impact of realized gains/losses	(7)	—	2	214	9
Total	$305,540	$391,149	$393,588	$35,220	$108,448

December 31, 2014:
Annuity	$1,927	$201,550	$105,669	$10,477	$22,275
Life Insurance	244,597	146,349	238,841	15,594	72,641
Corporate and Other	46,547	31,913	29,470	6,929	10,032
Change in net unrealized gains/losses on derivatives	—	2,270	432	125	—
Impact of realized gains/losses	(1)	—	4	178	7
Total	$293,070	$382,082	$374,416	$33,303	$104,955

Schedule IV - Reinsurance
FBL FINANCIAL GROUP, INC.

Column A	Column B	Column C	Column D	Column E	Column F
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percent of amount assumed to net
	(Dollars in thousands)
Year ended December 31, 2016:
Life insurance in force, at end of year	$60,753,614	$14,258,457	$523,538	$47,018,695	1.1%
Insurance premiums and other considerations:
Interest sensitive product charges	$110,608	$1,003	$2,323	$111,928	2.1%
Traditional life insurance premiums	222,037	25,470	347	196,914	0.2
Accident and health premiums	6,956	6,585	—	371	—
	$339,601	$33,058	$2,670	$309,213	0.9
Year ended December 31, 2015:
Life insurance in force, at end of year	$59,136,803	$14,263,420	$551,563	$45,424,946	1.2%
Insurance premiums and other considerations:
Interest sensitive product charges	$113,221	$1,024	$2,387	$114,584	2.1%
Traditional life insurance premiums	215,936	25,344	364	190,956	0.2
Accident and health premiums	7,561	7,094	—	467	—
	$336,718	$33,462	$2,751	$306,007	0.9
Year ended December 31, 2014:
Life insurance in force, at end of year	$57,010,809	$13,837,869	$592,022	$43,764,962	1.4%
Insurance premiums and other considerations:
Interest sensitive product charges	$110,431	$1,026	$365	$109,770	0.3%
Traditional life insurance premiums	206,701	23,819	418	183,300	0.2
Accident and health premiums	8,050	7,668	—	382	—
	$325,182	$32,513	$783	$293,452	0.3