Form 10-Q
period 2017-03-31
FBL FINANCIAL GROUP INC
filed 2017-05-04
CIK 1012771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]	Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Title of each class	Outstanding at May 1, 2017
Class A Common Stock, without par value	24,907,076
Class B Common Stock, without par value	11,413

(This page has been intentionally left blank.)

FBL FINANCIAL GROUP, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

ITEM 1. FINANCIAL STATEMENTS

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	March 31, 2017	December 31, 2016
Assets
Investments:
Fixed maturities - available for sale, at fair value (amortized cost: 2017 - $6,689,779; 2016 - $6,661,711)	$7,071,998	$7,008,790
Equity securities - available for sale, at fair value (cost: 2017 - $130,931; 2016 - $130,479)	137,316	132,968
Mortgage loans	855,497	816,471
Real estate	1,955	1,955
Policy loans	187,981	188,254
Short-term investments	14,264	16,348
Other investments	11,495	9,874
Total investments	8,280,506	8,174,660

Cash and cash equivalents	16,773	33,583
Securities and indebtedness of related parties	133,018	137,422
Accrued investment income	85,736	78,437
Amounts receivable from affiliates	3,361	3,790
Reinsurance recoverable	106,131	105,290
Deferred acquisition costs	322,138	330,324
Value of insurance in force acquired	8,552	9,226
Current income taxes recoverable	—	4,309
Other assets	90,831	92,021
Assets held in separate accounts	615,892	597,072

Total assets	$9,662,938	$9,566,134

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

	March 31, 2017	December 31, 2016
Liabilities and stockholders' equity
Liabilities:
Future policy benefits:
Interest sensitive products	$5,150,113	$5,100,625
Traditional life insurance and accident and health products	1,710,763	1,698,792
Other policy claims and benefits	44,539	43,395
Supplementary contracts without life contingencies	330,869	330,232
Advance premiums and other deposits	267,032	265,221
Amounts payable to affiliates	1,481	862
Long-term debt payable to non-affiliates	97,000	97,000
Current income taxes payable	1,913	—
Deferred income taxes	172,675	163,495
Other liabilities	87,965	81,182
Liabilities related to separate accounts	615,892	597,072
Total liabilities	8,480,242	8,377,876

Stockholders' equity:
FBL Financial Group, Inc. stockholders' equity:
Preferred stock, without par value, at liquidation value - authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 24,906,547 shares in 2017 and 24,882,542 shares in 2016	153,242	152,903
Class B common stock, without par value - authorized 1,500,000 shares, issued and outstanding 11,413 shares in 2017 and 2016	72	72
Accumulated other comprehensive income	165,598	149,555
Retained earnings	860,726	882,672
Total FBL Financial Group, Inc. stockholders' equity	1,182,638	1,188,202
Noncontrolling interest	58	56
Total stockholders' equity	1,182,696	1,188,258
Total liabilities and stockholders' equity	$9,662,938	$9,566,134

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share data)

	Three months ended March 31,
	2017	2016
Revenues:
Interest sensitive product charges	$29,201	$28,111
Traditional life insurance premiums	48,434	50,138
Net investment income	100,994	98,385
Net realized capital gains (losses) on sales of investments	(403)	1,590

Total other-than-temporary impairment losses	(66)	(3,719)
Non-credit portion in other comprehensive income	—	1,522
Net impairment losses recognized in earnings	(66)	(2,197)
Other income	3,760	3,639
Total revenues	181,920	179,666

Benefits and expenses:
Interest sensitive product benefits	62,760	54,419
Traditional life insurance benefits	42,954	44,569
Policyholder dividends	2,553	3,040
Underwriting, acquisition and insurance expenses	34,353	37,714
Interest expense	1,212	1,212
Other expenses	4,151	4,358
Total benefits and expenses	147,983	145,312
	33,937	34,354
Income taxes	(10,733)	(11,069)
Equity income, net of related income taxes	3,231	2,652
Net income	26,435	25,937
Net (income) loss attributable to noncontrolling interest	(2)	9
Net income attributable to FBL Financial Group, Inc.	$26,433	$25,946

Earnings per common share	$1.05	$1.04
Earnings per common share - assuming dilution	$1.05	$1.04

Cash dividend per common share	$0.44	$0.42
Special cash dividend per common share	$1.50	$2.00

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2017	2016
Net income	$26,435	$25,937
Other comprehensive income (1)
Change in net unrealized investment gains/losses	15,861	72,203
Non-credit impairment losses	—	(952)
Change in underfunded status of postretirement benefit plans	182	135
Total other comprehensive income, net of tax	16,043	71,386
Total comprehensive income, net of tax	42,478	97,323
Comprehensive (income) loss attributable to noncontrolling interest	(2)	9
Total comprehensive income applicable to FBL Financial Group, Inc.	$42,476	$97,332

(1)
Other comprehensive income is recorded net of deferred income taxes and other adjustments for assumed changes in deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands)

	FBL Financial Group, Inc. Stockholders' Equity
	Series B Preferred Stock	Class A and Class B Common Stock	Accumulated Other Comprehensive Income	Retained Earnings	Non- controlling Interest	Total Stockholders' Equity
Balance at January 1, 2016	$3,000	$149,320	$114,532	$867,574	$48	$1,134,474
Net income - three months ended March 31, 2016	—	—	—	25,946	(9)	25,937
Other comprehensive income	—	—	71,386	—	—	71,386
Issuance of common stock under compensation plans	—	1,535	—	—	—	1,535
Purchase of common stock	—	(4)	—	(36)	—	(40)
Dividends on preferred stock	—	—	—	(38)	—	(38)
Dividends on common stock	—	—	—	(60,105)	—	(60,105)
Receipts related to noncontrolling interest	—	—	—	—	3	3
Balance at March 31, 2016	$3,000	$150,851	$185,918	$833,341	$42	$1,173,152

Balance at January 1, 2017	$3,000	$152,975	$149,555	$882,672	$56	$1,188,258
Net income - three months ended March 31, 2017	—	—	—	26,433	2	26,435
Other comprehensive income	—	—	16,043	—	—	16,043
Issuance of common stock under compensation plans	—	339	—	—	—	339
Dividends on preferred stock	—	—	—	(38)	—	(38)
Dividends on common stock	—	—	—	(48,341)	—	(48,341)
Balance at March 31, 2017	$3,000	$153,314	$165,598	$860,726	$58	$1,182,696

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2017	2016
Operating activities
Net income	$26,435	$25,937
Adjustments to reconcile net income to net cash provided by operating activities:
Interest credited to account balances	40,256	37,317
Charges for mortality, surrenders and administration	(28,887)	(27,603)
Net realized losses on investments	469	607
Change in fair value of derivatives	(2,753)	1,582
Increase in liabilities for life insurance and other future policy benefits	17,993	20,715
Deferral of acquisition costs	(10,604)	(9,941)
Amortization of deferred acquisition costs and value of insurance in force	7,598	10,224
Change in reinsurance recoverable	(841)	(1,049)
Provision for deferred income taxes	542	1,213
Other	4,590	(11,603)
Net cash provided by operating activities	54,798	47,399

Investing activities
Sales, maturities or repayments:
Fixed maturities - available for sale	106,257	102,822
Equity securities - available for sale	744	600
Mortgage loans	11,024	9,007
Derivative instruments	3,052	65
Policy loans	10,266	9,185
Securities and indebtedness of related parties	2,391	5,866
Other long-term investments	7	—
Acquisitions:
Fixed maturities - available for sale	(118,948)	(103,354)
Equity securities - available for sale	(1,102)	(1,326)
Mortgage loans	(50,000)	(34,057)
Derivative instruments	(1,988)	(1,715)
Policy loans	(9,993)	(10,360)
Securities and indebtedness of related parties	(3,712)	(2,219)
Short-term investments, net change	2,084	14,928
Purchases and disposals of property and equipment, net	(2,270)	(1,427)
Net cash used in investing activities	(52,188)	(11,985)

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Three months ended March 31,
	2017	2016
Financing activities
Contract holder account deposits	$116,760	$127,190
Contract holder account withdrawals	(87,929)	(94,709)
Repayments of debt	—	(15,000)
Receipts related to noncontrolling interests, net	—	3
Excess tax deductions on stock-based compensation	—	244
Issuance or repurchase of common stock, net	128	958
Dividends paid	(48,379)	(60,143)
Net cash used in financing activities	(19,420)	(41,457)
Decrease in cash and cash equivalents	(16,810)	(6,043)
Cash and cash equivalents at beginning of period	33,583	29,490
Cash and cash equivalents at end of period	$16,773	$23,447

Supplemental disclosures of cash flow information
Cash (paid) received during the period for:
Interest	$(1,213)	$(1,216)
Income taxes	2	(1)

See accompanying notes.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2017

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

Operating results for the quarter ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. We encourage you to refer to the notes to our consolidated financial statements included in Item 8 of our Form 10-K for the year ended December 31, 2016 for a complete description of our material accounting policies. Also included in the Form 10-K is a description of areas of judgments and estimates and other information necessary to understand our financial position and results of operations.

Adoption of New Accounting Pronouncements

In March 2016, the FASB issued guidance that impacts the accounting for share-based compensation, including the accounting for excess tax benefits and deficiencies, classification of excess tax benefits within the consolidated statement of cash flows, and the accounting for forfeitures. The new guidance, which we adopted prospectively on January 1, 2017, resulted in a $0.4 million ($0.02 per basic and diluted common share) federal income tax benefit during the first quarter of 2017. Prior periods were not restated. Other impacts of this guidance were immaterial.

Recent Accounting Pronouncements

In January 2016, the FASB issued guidance that amends certain aspects of the recognition and measurement of financial instruments. The new guidance primarily affects the accounting for equity investments, the presentation and disclosure requirements for financial instruments and the methodology for assessing the need for a valuation allowance on deferred tax assets resulting from unrealized losses on available-for-sale fixed maturity securities. The guidance becomes effective for fiscal years beginning after December 15, 2017. We are currently evaluating the impact of this guidance on our consolidated financial statements. We currently anticipate that the primary impact will be in the recognition of gains or losses from changes in the fair value of our equity security investments through the statement of operations, rather than as unrealized gains or losses reflected in other comprehensive income. Note 2 provides further information as to our current level of unrealized gains or losses on these securities.

In May 2014, the FASB issued guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, which supersedes most current revenue recognition guidance, including industry-specific guidance. Although insurance contracts are specifically excluded from the scope of this guidance, almost all entities will be affected to some extent by an increase in required disclosures. The new guidance is based on the principle that an entity should recognize revenue to reflect the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard, which becomes effective for fiscal years beginning after December 15, 2017; early adoption is not permitted. We currently expect the impact of this new guidance to be related to non-insurance contract revenues, primarily net commissions on products we broker, which are insignificant to the consolidated financial statements.

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

In June 2016, the FASB issued guidance amending the accounting for the credit impairment of financial instruments. Under the new guidance, impairment losses will be estimated using an expected loss model under which a valuation allowance is established and adjusted over time. The valuation allowance will be based on the probability of loss over the life of the instrument, considering historical, current and forecasted information. The new guidance differs significantly from the incurred loss model used today, and will result in the earlier recognition of impairment losses. The new guidance may also increase the volatility of earnings to the extent actual results differ from the assumptions used in the establishment of the valuation allowance. The financial instruments for which we will be required to use the new model include but are not limited to, mortgage loans and reinsurance recoverables. Our available-for-sale fixed maturities will continue to apply the incurred loss model. However, rather than impairment losses resulting in a permanent reduction of carrying value as they do today, such losses will be in the form of a valuation allowance, which can be increased in the case of future credit losses or decreased should conditions improve. The guidance becomes effective for fiscal years beginning after December 15, 2019, with early adoption permitted on January 1, 2019. We are currently evaluating the impact of this new guidance on our consolidated financial statements, but expect that it will be material.

2. Investment Operations

Fixed Maturity and Equity Securities

Available-For-Sale Fixed Maturity and Equity Securities by Investment Category

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit losses on other-than-temporary impairments (1)
	(Dollars in thousands)
Fixed maturities:
Corporate (2)	$3,525,273	$243,375	$(37,057)	$3,731,591	$(845)
Residential mortgage-backed	402,572	30,983	(2,135)	431,420	86
Commercial mortgage-backed	575,533	31,364	(3,788)	603,109	—
Other asset-backed	758,251	11,169	(7,384)	762,036	2,253
United States Government and agencies	29,914	1,535	(87)	31,362	—
State and political subdivisions	1,398,236	119,743	(5,499)	1,512,480	—
Total fixed maturities	$6,689,779	$438,169	$(55,950)	$7,071,998	$1,494

Equity securities:
Non-redeemable preferred stocks	$100,042	$7,074	$(867)	$106,249
Common stocks	30,889	178	—	31,067
Total equity securities	$130,931	$7,252	$(867)	$137,316

Available-For-Sale Fixed Maturity and Equity Securities by Investment Category

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit losses on other-than-temporary impairments (1)
	(Dollars in thousands)
Fixed maturities:
Corporate (2)	$3,529,997	$228,601	$(49,943)	$3,708,655	$(1,082)
Residential mortgage-backed	396,110	29,121	(2,931)	422,300	(983)
Commercial mortgage-backed	546,446	33,645	(4,137)	575,954	—
Other asset-backed	771,570	8,846	(9,766)	770,650	2,544
United States Government and agencies	30,575	1,629	(132)	32,072	—
State and political subdivisions	1,387,013	119,298	(7,152)	1,499,159	—
Total fixed maturities	$6,661,711	$421,140	$(74,061)	$7,008,790	$479

Equity securities:
Non-redeemable preferred stocks	$100,042	$4,050	$(1,675)	$102,417
Common stocks	30,437	114	—	30,551
Total equity securities	$130,479	$4,164	$(1,675)	$132,968

(1)
Non-credit losses, subsequent to the initial impairment measurement date, on other-than-temporary impairment (OTTI) losses are included in the gross unrealized gains and gross unrealized losses columns above. The non-credit loss component of OTTI losses for residential mortgage-backed and other asset-backed securities were in an unrealized gain position at March 31, 2017 and other asset-backed securities at December 31, 2016 due to increases in estimated fair value subsequent to initial recognition of non-credit losses on such securities.

(2)
Corporate securities include hybrid preferred securities with a fair value of $23.5 million at March 31, 2017 and $23.3 million at December 31, 2016. Corporate securities also include redeemable preferred stock with a fair value of $25.4 million at March 31, 2017 and $24.5 million at December 31, 2016.

Available-For-Sale Fixed Maturities by Maturity Date

	March 31, 2017
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$119,546	$121,968
Due after one year through five years	767,921	824,933
Due after five years through ten years	735,058	770,322
Due after ten years	3,330,898	3,558,210
	4,953,423	5,275,433
Mortgage-backed and other asset-backed	1,736,356	1,796,565
Total fixed maturities	$6,689,779	$7,071,998

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Fixed maturities not due at a single maturity date have been included in the above table in the year of final contractual maturity.

Net Unrealized Gains (Losses) on Investments in Accumulated Other Comprehensive Income

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Net unrealized appreciation on:
Fixed maturities - available for sale	$382,219	$347,079
Equity securities - available for sale	6,385	2,489
	388,604	349,568
Adjustments for assumed changes in amortization pattern of:
Deferred acquisition costs	(108,091)	(95,647)
Value of insurance in force acquired	(12,511)	(12,382)
Unearned revenue reserve	7,132	4,215
Adjustments for assumed changes in policyholder liabilities	(8,772)	(3,795)
Provision for deferred income taxes	(93,226)	(84,684)
Net unrealized investment gains	$173,136	$157,275

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

Fixed Maturity and Equity Securities with Unrealized Losses by Length of Time

	March 31, 2017
	Less than one year		One year or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$552,242	$(15,632)	$191,346	$(21,425)	$743,588	$(37,057)	66.2%
Residential mortgage-backed	64,007	(991)	19,958	(1,144)	83,965	(2,135)	3.8
Commercial mortgage-backed	106,739	(3,165)	6,512	(623)	113,251	(3,788)	6.8
Other asset-backed	287,708	(3,930)	75,498	(3,454)	363,206	(7,384)	13.2
United States Government and agencies	7,377	(87)	—	—	7,377	(87)	0.2
State and political subdivisions	112,750	(5,499)	—	—	112,750	(5,499)	9.8
Total fixed maturities	$1,130,823	$(29,304)	$293,314	$(26,646)	$1,424,137	$(55,950)	100.0%

Equity securities:
Non-redeemable preferred stocks	$7,869	$(111)	$9,244	$(756)	$17,113	$(867)
Total equity securities	$7,869	$(111)	$9,244	$(756)	$17,113	$(867)

Fixed Maturity and Equity Securities with Unrealized Losses by Length of Time

	December 31, 2016
	Less than one year		One year or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$742,626	$(23,142)	$220,939	$(26,801)	$963,565	$(49,943)	67.3%
Residential mortgage-backed	51,873	(1,014)	22,744	(1,917)	74,617	(2,931)	4.0
Commercial mortgage-backed	95,690	(3,590)	6,610	(547)	102,300	(4,137)	5.6
Other asset-backed	371,829	(5,810)	95,740	(3,956)	467,569	(9,766)	13.2
United States Government and agencies	6,438	(132)	—	—	6,438	(132)	0.2
State and political subdivisions	150,052	(7,152)	—	—	150,052	(7,152)	9.7
Total fixed maturities	$1,418,508	$(40,840)	$346,033	$(33,221)	$1,764,541	$(74,061)	100.0%

Equity securities:
Non-redeemable preferred stocks	$12,774	$(150)	$13,438	$(1,525)	$26,212	$(1,675)
Total equity securities	$12,774	$(150)	$13,438	$(1,525)	$26,212	$(1,675)

Fixed maturities in the above tables include 428 securities from 332 issuers at March 31, 2017 and 516 securities from 404 issuers at December 31, 2016.

Unrealized losses decreased during the three months ended March 31, 2017 primarily due to a decrease in treasury rates as well as a decrease in credit spreads. We do not consider securities to be OTTI when the market decline is attributable to factors such as interest rate movements, market volatility, liquidity, spread widening and credit quality when recovery of all amounts due under the contractual terms of the security is anticipated. Based on our intent not to sell or our belief that we will not be required to sell these securities before recovery of their amortized cost basis, we do not consider these investments to be OTTI at March 31, 2017. We will continue to monitor the investment portfolio for future changes in issuer facts and circumstances that could result in future impairments beyond those currently identified.

Excluding mortgage- and asset-backed securities, our largest unrealized loss was from an oil field service provider and totaled $2.0 million at March 31, 2017. With respect to mortgage- and asset-backed securities not backed by the United States Government, our largest aggregate unrealized loss from the same issuer at March 31, 2017 was $0.7 million, consisting of a non-investment grade security that is backed by trust preferred securities.

As described more fully in Note 1 to our consolidated financial statements included in Item 8 of our Form 10-K for the year ended December 31, 2016, we perform a regular evaluation of all investment classes for impairment, including fixed maturity securities and equity securities, in order to evaluate whether such investments are OTTI.

Credit Loss Component of Other-Than-Temporary Impairments on Fixed Maturities

	Three months ended March 31,
	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$(14,500)	$(11,498)
Increases to previously impaired investments	—	(2,172)
Reductions due to investments sold	349	310
Reduction for credit loss that no longer has a portion of the OTTI loss recognized in other comprehensive income	587	—
Balance at end of period	$(13,564)	$(13,360)

The table above sets forth the amount of credit loss impairments on fixed maturities held by the Company as of the dates indicated for which a portion of the OTTI was recognized in other comprehensive income and corresponding changes in such amounts. Credit loss impairments with no portion of the loss recognized in other comprehensive income, such as securities for which OTTI was measured at fair value, are excluded from the table.

Realized Gains (Losses) - Recorded in Income

	Three months ended March 31,
	2017	2016
	(Dollars in thousands)
Realized gains (losses) on sales of investments
Fixed maturities:
Gross gains	$124	$1,590
Gross losses	(527)	—
	(403)	1,590
Impairment losses recognized in earnings:
Credit-related portion of fixed maturity losses (1)	—	(2,172)
Other credit-related (2)	(66)	(25)
Net realized losses on investments recorded in income	$(469)	$(607)

(1)
Amount represents the credit-related losses recognized for fixed maturities that were impaired through income but not written down to fair value. As discussed above, the non-credit portion of the losses have been recognized in other comprehensive income (loss).

(2)	Amount represents credit-related losses for other investments and fixed maturities written down to fair value through income.

Proceeds from sales of fixed maturities totaled $9.4 million during the three months ended March 31, 2017 and $8.9 million during the three months ended March 31, 2016.

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

Any loan delinquent on contractual payments is considered non-performing. At March 31, 2017 and December 31, 2016, there were no non-performing loans over 90 days past due on contractual payments. Mortgage loans are placed on non-accrual status if we have concerns regarding the collectability of future payments. Interest income on non-performing loans is generally recognized on a cash basis. Once mortgage loans are classified as nonaccrual loans, the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan has been restructured such that the collection of interest is considered likely. At March 31, 2017, we had committed to provide additional funding for mortgage loans totaling $30.5 million. These commitments arose in the normal course of business at terms that are comparable to similar investments.

Mortgage Loans by Collateral Type

	March 31, 2017		December 31, 2016
Collateral Type	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
Office	$373,360	43.6%	$361,088	44.2%
Retail	271,440	31.7	240,602	29.5
Industrial	151,983	17.8	154,005	18.9
Other	58,714	6.9	60,776	7.4
Total	$855,497	100.0%	$816,471	100.0%

Mortgage Loans by Geographic Location within the United States

	March 31, 2017		December 31, 2016
Region of the United States	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
South Atlantic	$270,544	31.6%	$266,019	32.6%
West North Central	129,020	15.1	105,753	12.9
Pacific	111,255	13.0	104,337	12.8
East North Central	88,264	10.3	91,550	11.2
West South Central	83,628	9.8	74,258	9.1
Mountain	78,577	9.2	79,707	9.8
Other	94,209	11.0	94,847	11.6
Total	$855,497	100.0%	$816,471	100.0%

Mortgage Loans by Loan-to-Value Ratio

	March 31, 2017		December 31, 2016
Loan-to-Value Ratio	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
0% - 50%	$309,244	36.1%	$274,953	33.7%
51% - 60%	204,068	23.9	210,555	25.8
61% - 70%	239,884	28.0	233,216	28.5
71% - 80%	72,247	8.5	67,607	8.3
81% - 90%	30,054	3.5	30,140	3.7
Total	$855,497	100.0%	$816,471	100.0%

The loan-to-value ratio is determined using the most recent appraised value. Appraisals are updated periodically when there is indication of a possible significant collateral decline or there are loan modifications or refinance requests.

Mortgage Loans by Year of Origination

	March 31, 2017		December 31, 2016
Year of Origination	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
2017	$49,914	5.8%	$—	—%
2016	157,862	18.5	158,817	19.4
2015	148,316	17.3	149,302	18.3
2014	80,057	9.4	80,771	9.9
2013	69,212	8.1	69,887	8.6
2012 and prior	350,136	40.9	357,694	43.8
Total	$855,497	100.0%	$816,471	100.0%

Impaired Mortgage Loans

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Unpaid principal balance	$19,271	$21,459
Less:
Related allowance	(663)	(713)
Carrying value of impaired mortgage loans	$18,608	$20,746

Allowance on Mortgage Loans
	Three months ended March 31,
	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$713	$851
Charge offs	(50)	—
Balance at end of period	$663	$851

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

There were no loan modifications during the three months ended March 31, 2017 or 2016.

Low Income Housing Tax Credit Investments (LIHTC)

We invest in non-guaranteed federal LIHTC, which are included in securities and indebtedness of related parties on the balance sheet. The carrying value of these investments totaled $90.2 million at March 31, 2017 and $91.3 million at December 31, 2016. There were no impairment losses recorded on these investments during the first quarter of 2017 or 2016. We use the equity method of accounting for these investments and recorded the following in our consolidated statement of operations.

LIHTC Equity Income (Loss), Net of Related Income Taxes
	Three months ended March 31,
	2017	2016
	(Dollars in thousands)
Equity losses from LIHTC	$(1,805)	$(1,539)
Income tax benefits:
Tax benefits from equity losses	632	539
Investment tax credits	3,529	3,450
Equity income from LIHTC, net of related income tax benefits	$2,356	$2,450

At March 31, 2017, we had committed to provide additional funds for limited partnerships and limited liability companies in which we invest. The amounts of these unfunded commitments totaled $35.9 million, including $3.1 million for LIHTC commitments, which are summarized by year in the following table.

LIHTC Commitments by Year
March 31, 2017
(Dollars in thousands)
2017	$2,164
2018	590
2019-2024	315
Total	$3,069

Variable Interest Entities

We evaluate our variable interest entity (VIE) investees to determine whether the level of our direct ownership interest, our rights to manage operations, or our obligation to provide ongoing financial support are such that we are the primary beneficiary of the entity, and would therefore be required to consolidate it for financial reporting purposes. After determining that VIE status exists, we review our involvement in the VIE to determine whether we have both the power to direct activities that most significantly impact the economic performance of the VIE, and the obligation to absorb losses or the rights to receive benefits that could be potentially significant to the VIE. This analysis includes a review of the purpose and design of the VIE as well as the role that we played in the formation of the entity and how that role could impact our ability to control the VIE. We also review the activities and decisions considered significant to the economic performance of the VIE and assess what power we have in directing those activities and decisions. Finally, we review the agreements in place to determine if there are any guarantees that would affect our maximum exposure to loss.

We have reviewed the circumstances surrounding our investments in VIEs, which are classified as securities and indebtedness of related parties and consist of LIHTC, limited partnerships or limited liability companies accounted for under the equity method. In addition, we have reviewed the ownership interests in our VIEs and determined that we do not hold direct majority ownership or have other contractual rights (such as kick out rights) that give us effective control over these entities resulting in us having both the power to direct activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. The maximum loss exposure relative to our VIEs is limited to the carrying value and any unfunded commitments that exist for each particular VIE. We also have not provided additional support or other guarantees that was not previously contractually required (financial or otherwise) to any of the VIEs as of March 31, 2017 or December 31, 2016. Based on this analysis, none of our VIEs were required to be consolidated for any reporting periods presented in this Form 10-Q.

VIE Investments by Category

	March 31, 2017		December 31, 2016
	Carrying Value	Maximum Exposure to Loss	Carrying Value	Maximum Exposure to Loss
	(Dollars in thousands)
LIHTC	$90,171	$93,240	$91,255	$95,058
Investment companies	19,576	47,474	23,379	45,569
Real estate limited partnerships	10,908	14,214	10,790	14,558
Other	584	2,189	429	2,034
Total	$121,239	$157,117	$125,853	$157,219

In addition, we make passive investments in the normal course of business in structured securities issued by VIEs for which we are not the investment manager. These structured securities include all of the residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities included in our fixed maturities. Our maximum exposure to loss on these securities is limited to our amortized cost in the investment. We have determined that we are not the primary beneficiary of these structured securities because we do not have the power to direct the activities that most significantly impact the entities' economic performance.

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

Derivatives Instruments by Type
	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Assets
Freestanding derivatives:
Call options (reported in other investments)	$10,660	$9,360
Embedded derivatives:
Modified coinsurance (reported in reinsurance recoverable)	2,088	3,411
Interest-only security (reported in fixed maturities)	3,058	3,374
Total assets	$15,806	$16,145

Liabilities
Embedded derivatives:
Indexed annuity and universal life products (reported in liability for future policy benefits)	$18,587	$15,778
Modified coinsurance agreements (reported in other liabilities)	201	114
Total liabilities	$18,788	$15,892

Derivative Income (Loss)
	Three months ended March 31,
	2017	2016
	(Dollars in thousands)
Change in fair value of free standing derivatives:
Call options	$973	$660
Change in fair value of embedded derivatives:
Modified coinsurance agreements	(1,410)	161
Interest-only security	(21)	245
Indexed annuity and universal life products	409	(1,168)
Call option amortization	(1,660)	(1,139)
Call option proceeds	3,052	65
Total income (loss) from derivatives	$1,343	$(1,176)

Derivative income (loss) is reported in net investment income except for the change in fair value of the embedded derivatives on our indexed annuity and universal life products, which is reported in interest sensitive product benefits.

We are exposed to credit losses in the event of nonperformance of the derivative counterparties. This credit risk is minimized by purchasing such agreements from financial institutions with high credit ratings (currently rated A- or better by nationally recognized statistical rating organizations). We have also entered into credit support agreements with the counterparties requiring them to post collateral when net exposures exceed pre-determined thresholds that vary by counterparty. The net amount of such exposure is essentially the market value less collateral held for such agreements with each counterparty. The call options are supported by securities collateral received of $6.8 million at March 31, 2017, which is held in a separate custodial account. Subject to certain constraints, we are permitted to sell or re-pledge this collateral, but do not have legal rights to the collateral; accordingly, it has not been recorded on our balance sheet. At March 31, 2017, none of the collateral had been sold or re-pledged. As of March 31, 2017, our net derivative exposure was $3.9 million.

3. Fair Values

The carrying and estimated fair values of our financial instruments are as follows:

Fair Values and Carrying Values

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Assets
Fixed maturities - available for sale	$7,071,998	$7,071,998	$7,008,790	$7,008,790
Equity securities - available for sale	137,316	137,316	132,968	132,968
Mortgage loans	855,497	877,631	816,471	840,337
Policy loans	187,981	230,685	188,254	230,656
Other investments	11,438	12,622	9,809	11,272
Cash, cash equivalents and short-term investments	31,037	31,037	49,931	49,931
Reinsurance recoverable	2,088	2,088	3,411	3,411
Assets held in separate accounts	615,892	615,892	597,072	597,072

Fair Values and Carrying Values (continued)

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Liabilities
Future policy benefits	$4,084,977	$3,975,825	$4,044,148	$3,903,177
Supplementary contracts without life contingencies	330,869	334,089	330,232	330,633
Advance premiums and other deposits	258,220	258,220	257,171	257,171
Long-term debt	97,000	69,840	97,000	67,599
Other liabilities	201	201	114	114
Liabilities related to separate accounts	615,892	612,854	597,072	593,760

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

Level 2 fixed maturities consist of corporate, mortgage- and asset-backed, United States Government agencies, state and political subdivisions and private placement corporate securities with observable market data, and in some circumstances recent trade activity. When quoted prices of identical assets in active markets are not available, our first priority is to obtain prices from third party pricing vendors. We have regular interaction with these vendors to ensure we understand their pricing methodologies and to confirm they are utilizing observable market information. Their methodologies vary by asset class and include inputs such as estimated cash flows, benchmark yields, reported trades, credit quality, industry events and economic events. Fixed maturities with validated prices from pricing services, which includes the majority of our public fixed maturities in all asset classes, are generally reflected in Level 2.

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

Level 3 fixed maturities include corporate, mortgage- and asset-backed, United States Government sponsored agencies, state and political subdivisions and private placement corporate securities for which there is little or no current market data available. We use external pricing sources, or if prices are not available we will estimate fair value internally. Fair values of private corporate investments in Level 3 are determined by reference to the public market, private transactions or valuations for comparable companies or assets in the relevant asset class when such amounts are available. For other securities where an exit price based on relevant observable inputs is not obtained, the fair value is determined using a matrix calculation. Fair values estimated through the use of matrix pricing methods rely on an estimate of credit spreads to a risk-free U.S. Treasury yield. Selecting the credit spread requires judgment based on an understanding of the security and may include a market liquidity premium. Our selection of comparable companies as well as the level of spread requires significant judgment. Increases in spreads used in our matrix models, or those used to value comparable companies, will result in a decrease in discounted cash flows used, and accordingly in the estimated fair value of the security.

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

•
We compare period-to-period price trends to detect unexpected price fluctuations based on our knowledge of the market and the particular instrument. As fluctuations are noted, we will perform further research, which may include discussions with the original pricing source or other external sources to ensure we are in agreement with the valuation.

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

Indexed contracts include embedded derivatives that are measured at fair value on a recurring basis. These embedded derivatives are a Level 3 measurement. The fair value of the embedded derivatives is based on the discounted excess of projected account values (including a risk margin) over projected guaranteed account values. The key unobservable inputs required in the projection of future values that require management judgment include the risk margin as well as the credit risk of our company. Should the risk margin increase or the credit risk decrease, the discounted cash flows and the estimated fair value of the obligation will increase.

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

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels

	March 31, 2017
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Fixed maturities:
Corporate securities	$—	$3,688,638	$42,953	$3,731,591
Residential mortgage-backed securities	—	416,113	15,307	431,420
Commercial mortgage-backed securities	—	535,533	67,576	603,109
Other asset-backed securities	—	702,783	59,253	762,036
United States Government and agencies	11,594	19,768	—	31,362
State and political subdivisions	—	1,512,480	—	1,512,480
Non-redeemable preferred stocks	—	98,608	7,641	106,249
Common stocks	3,916	27,151	—	31,067
Other investments	—	10,661	—	10,661
Cash, cash equivalents and short-term investments	31,037	—	—	31,037
Reinsurance recoverable	—	2,088	—	2,088
Assets held in separate accounts	615,892	—	—	615,892
Total assets	$662,439	$7,013,823	$192,730	$7,868,992

Liabilities
Future policy benefits - indexed product embedded derivatives	$—	$—	$18,587	$18,587
Other liabilities	—	201	—	201
Total liabilities	$—	$201	$18,587	$18,788

	December 31, 2016
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Fixed maturities:
Corporate securities	$—	$3,649,536	$59,119	$3,708,655
Residential mortgage-backed securities	—	422,300	—	422,300
Commercial mortgage-backed securities	—	494,520	81,434	575,954
Other asset-backed securities	—	716,282	54,368	770,650
United States Government and agencies	11,943	20,129	—	32,072
State and political subdivisions	—	1,499,159	—	1,499,159
Non-redeemable preferred stocks	—	95,006	7,411	102,417
Common stocks	3,056	27,495	—	30,551
Other investments	—	9,360	—	9,360
Cash, cash equivalents and short-term investments	49,931	—	—	49,931
Reinsurance recoverable	—	3,411	—	3,411
Assets held in separate accounts	597,072	—	—	597,072
Total assets	$662,002	$6,937,198	$202,332	$7,801,532

Liabilities
Future policy benefits - indexed product embedded derivatives	$—	$—	$15,778	$15,778
Other liabilities	—	114	—	114
Total liabilities	$—	$114	$15,778	$15,892

Level 3 Fixed Maturities by Valuation Source - Recurring Basis

	March 31, 2017
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$11,999	$30,954	$42,953
Residential mortgage-backed securities	15,307	—	15,307
Commercial mortgage-backed securities	67,576	—	67,576
Other asset-backed securities	48,575	10,678	59,253
Total	$143,457	$41,632	$185,089
Percent of total	77.5%	22.5%	100.0%

	December 31, 2016
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$17,684	$41,435	$59,119
Commercial mortgage-backed securities	81,434	—	81,434
Other asset-backed securities	39,308	15,060	54,368
Total	$138,426	$56,495	$194,921
Percent of total	71.0%	29.0%	100.0%

Quantitative Information about Level 3 Fair Value Measurements - Recurring Basis

	March 31, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$29,581	Discounted cash flow	Credit spread	0.52% - 4.75% (3.08%)
Commercial mortgage-backed	67,576	Discounted cash flow	Credit spread	1.80% - 4.10% (2.93%)
Other asset-backed securities	7,933	Discounted cash flow	Credit spread	1.55% - 4.78% (3.41%)
Non-redeemable preferred stocks	7,641	Discounted cash flow	Credit spread	3.74% (3.74%)
Total assets	$112,731

Liabilities
Future policy benefits - indexed product embedded derivatives	$18,587	Discounted cash flow	Credit risk Risk margin	0.65% - 1.90% (1.20%) 0.15% - 0.40% (0.25%)

Quantitative Information about Level 3 Fair Value Measurements - Recurring Basis

	December 31, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$47,398	Discounted cash flow	Credit spread	0.58% - 4.25% (2.81%)
Commercial mortgage-backed	81,434	Discounted cash flow	Credit spread	1.10% - 4.15% (2.95%)
Other asset-backed securities	6,461	Discounted cash flow	Credit spread	1.08% - 4.87% (3.45%)
Non-redeemable preferred stocks	7,411	Discounted cash flow	Credit spread	4.05% (4.05%)
Total assets	$142,704

Liabilities
Future policy benefits - indexed product embedded derivatives	$15,778	Discounted cash flow	Credit risk Risk margin	0.80% - 2.00% (1.25%) 0.15% - 0.40% (0.25%)

The tables above exclude certain securities for which the fair value was based on non-binding broker quotes where we could not reasonably obtain the quantitative unobservable inputs.

Level 3 Financial Instruments Changes in Fair Value - Recurring Basis

	March 31, 2017
				Realized and unrealized gains (losses), net
	Balance, December 31, 2016	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Amort-ization included in net income	Balance, March 31, 2017
	(Dollars in thousands)
Assets
Corporate securities	$59,119	$—	$(1,298)	$—	$(705)	$4,408	$(18,561)	$(10)	$42,953
Residential mortgage-backed securities	—	15,307	—	—	(1)	—	—	1	15,307
Commercial mortgage-backed securities	81,434	—	(211)	—	919	—	(14,544)	(22)	67,576
Other asset-backed securities	54,368	12,944	(3,022)	—	193	7,964	(13,184)	(10)	59,253
Non-redeemable preferred stocks	7,411	—	—	—	230	—	—	—	7,641
Total assets	$202,332	$28,251	$(4,531)	$—	$636	$12,372	$(46,289)	$(41)	$192,730

Liabilities
Future policy benefits - indexed product embedded derivatives	$15,778	$911	$(318)	$2,216	$—	$—	$—	$—	$18,587

Level 3 Financial Instruments Changes in Fair Value - Recurring Basis

	March 31, 2016
				Realized and unrealized gains (losses), net
	Balance, December 31, 2015	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Amort-ization included in net income	Balance, March 31, 2016
	(Dollars in thousands)
Assets
Corporate securities	$49,076	$2,000	$(2,180)	$—	$(1,584)	$9,354	$(7,125)	$(9)	$49,532
Residential mortgage-backed securities	3,729	—	(3,722)	—	(137)	—	—	130	—
Commercial mortgage-backed securities	88,180	—	(219)	—	2,487	—	(1,335)	45	89,158
Other asset-backed securities	55,557	12,999	(807)	—	147	920	(10,762)	2	58,056
United States Government and agencies	8,726	—	—	—	186	—	—	2	8,914
State and political subdivisions	—	—	—	—	108	2,393	—	—	2,501
Non-redeemable preferred stocks	7,471	—	—	—	115	—	—	—	7,586
Total assets	$212,739	$14,999	$(6,928)	$—	$1,322	$12,667	$(19,222)	$170	$215,747

Liabilities
Future policy benefits - indexed product embedded derivatives	$9,374	$1,208	$(314)	$382	$—	$—	$—	$—	$10,650

(1)
Transfers into Level 3 represent assets previously priced using an external pricing service with access to observable inputs no longer available and therefore, were priced using non-binding broker quotes. Transfers out of Level 3 include those assets that we are now able to obtain pricing from a third party pricing vendor that uses observable inputs. The fair values of newly issued securities often require additional estimation until a market is created, which is generally within a few months after issuance. Once a market is created Level 2 valuation sources become available. During the first quarter of 2017 pricing from level 2 sources became available for $33.1 million of seasoned securities previously valued by brokers, accordingly in following our pricing decision waterfall we moved to a level 2 source. There were no transfers between Level 1 and Level 2 during the periods presented above.

Valuation of our Financial Instruments Not Reported at Fair Value by Hierarchy Levels

	March 31, 2017
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$877,631	$877,631
Policy loans	—	—	230,685	230,685
Other investments	—	—	1,961	1,961
Total assets	$—	$—	$1,110,277	$1,110,277

Liabilities
Future policy benefits	$—	$—	$3,957,238	$3,957,238
Supplementary contracts without life contingencies	—	—	334,089	334,089
Advance premiums and other deposits	—	—	258,220	258,220
Long-term debt	—	—	69,840	69,840
Liabilities related to separate accounts	—	—	612,854	612,854
Total liabilities	$—	$—	$5,232,241	$5,232,241

	December 31, 2016
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$840,337	$840,337
Policy loans	—	—	230,656	230,656
Other investments			1,912	1,912
Total assets	$—	$—	$1,072,905	$1,072,905

Liabilities
Future policy benefits	$—	$—	$3,887,399	$3,887,399
Supplementary contracts without life contingencies	—	—	330,633	330,633
Advance premiums and other deposits	—	—	257,171	257,171
Long-term debt	—	—	67,599	67,599
Liabilities related to separate accounts	—	—	593,760	593,760
Total liabilities	$—	$—	$5,136,562	$5,136,562

Level 3 Financial Instruments Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis, generally mortgage loans or real estate that have been deemed to be impaired during the reporting period. There were no mortgage loans or real estate impaired to fair value during the quarters ended March 31, 2017 or March 31, 2016.

4. Defined Benefit Plan

We participate with several affiliates and an unaffiliated organization in various defined benefit plans, including a multiemployer plan. Our share of net periodic pension cost for the plans is recorded as expense in our consolidated statements of operations.

Components of Net Periodic Pension Cost for FBL and Affiliates Combined - Multiemployer Plan

	Three months ended March 31,
	2017	2016
	(Dollars in thousands)
Service cost	$1,388	$1,448
Interest cost	3,531	3,612
Expected return on assets	(4,796)	(4,466)
Amortization of prior service cost	33	36
Amortization of actuarial loss	2,530	2,358
Net periodic pension cost	$2,686	$2,988

FBL Financial Group, Inc. share of net periodic pension costs	$851	$952

Components of Net Periodic Pension Cost for FBL and Affiliates Combined - Other Plans

	Three months ended March 31,
	2017	2016
	(Dollars in thousands)
Service cost	$109	$84
Interest cost	251	241
Amortization of actuarial loss	293	230
Net periodic pension cost	$653	$555

FBL Financial Group, Inc. share of net periodic pension costs	$388	$315

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

6. Stockholders' Equity

Share Repurchases

Our Board of Directors approved a program to repurchase our Class A common stock. The repurchase program authorizes us to make repurchases in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. In connection with the Class A repurchase program, we made no repurchases during the three months ended March 31, 2017 and repurchased 720 shares for less than $0.1 million during the three months ended March 31, 2016. At March 31, 2017, $49.5 million remains available for repurchase under the repurchase program. Completion of this program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

Special Dividends

In March 2017, the Board of Directors approved a special $1.50 per share cash dividend payable to Class A and Class B common shareholders totaling $37.4 million. In March 2016, the Board of Directors approved a special $2.00 per share cash dividend payable to Class A and Class B common shareholders totaling $49.7 million.

Reconciliation of Outstanding Common Stock
	Class A		Class B		Total
	Shares	Dollars	Shares	Dollars	Shares	Dollars
	(Dollars in thousands)
Outstanding at January 1, 2016	24,796,763	$149,248	11,413	$72	24,808,176	$149,320
Issuance of common stock under compensation plans	44,850	1,535	—	—	44,850	1,535
Purchase of common stock	(720)	(4)	—	—	(720)	(4)
Outstanding at March 31, 2016	24,840,893	$150,779	11,413	$72	24,852,306	$150,851

Outstanding at January 1, 2017	24,882,542	$152,903	11,413	$72	24,893,955	$152,975
Issuance of common stock under compensation plans	24,005	339	—	—	24,005	339
Outstanding at March 31, 2017	24,906,547	$153,242	11,413	$72	24,917,960	$153,314

Accumulated Other Comprehensive Income, Net of Tax and Other Offsets

	Unrealized Net Investment Gains (Losses) on Available For Sale Securities (1)	Accumulated Non-Credit Impairment Losses	Underfunded Status of Postretirement Benefit Plans	Total
	(Dollars in thousands)
Balance at January 1, 2016	$120,787	$(114)	$(6,141)	$114,532
Other comprehensive loss before reclassifications	71,283	1,991	—	73,274
Reclassification adjustments	(1,071)	(952)	135	(1,888)
Balance at March 31, 2016	$190,999	$925	$(6,006)	$185,918

Balance at January 1, 2017	$156,963	$311	$(7,719)	$149,555
Other comprehensive income before reclassifications	14,834	660	—	15,494
Reclassification adjustments	368	—	181	549
Balance at March 31, 2017	$172,165	$971	$(7,538)	$165,598

(1)	Includes the impact of taxes, deferred acquisition costs, value of insurance in force acquired, unearned revenue reserves and policyholder liabilities. See Note 2 for further information.

Accumulated Other Comprehensive Income Reclassification Adjustments

	Three months ended March 31, 2017
	Unrealized Net Investment Gains (Losses) on Available For Sale Securities (1)	Accumulated Non-Credit Impairment Losses (1)	Underfunded Status of Postretirement Benefit Plans	Total
	(Dollars in thousands)
Realized capital losses on sales of investments	$403	$—	$—	$403
Adjustments for assumed changes in deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	163	—	—	163
Other expenses - change in unrecognized postretirement items:
Net actuarial loss	—	—	279	279
Reclassifications before income taxes	566	—	279	845
Income taxes	(198)	—	(98)	(296)
Reclassification adjustments	$368	$—	$181	$549

	Three months ended March 31, 2016
	Unrealized Net Investment Gains (Losses) on Available For Sale Securities (1)	Accumulated Non-Credit Impairment Losses (1)	Underfunded Status of Postretirement Benefit Plans	Total
	(Dollars in thousands)
Realized capital gains on sales of investments	$(1,590)	$—	$—	$(1,590)
Adjustments for assumed changes in deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	(58)	58	—	—
Other than temporary impairment losses	—	(1,522)	—	(1,522)
Other expenses - change in unrecognized postretirement items:
Net actuarial loss	—	—	208	208
Reclassifications before income taxes	(1,648)	(1,464)	208	(2,904)
Income taxes	577	512	(73)	1,016
Reclassification adjustments	$(1,071)	$(952)	$135	$(1,888)

(1)	See Note 2 for further information.

7. Earnings per Share

Computation of Earnings per Common Share

	Three months ended March 31,
	2017	2016
	(Dollars in thousands, except per share data)
Numerator:
Net income attributable to FBL Financial Group, Inc.	$26,433	$25,946
Less: Dividends on Series B preferred stock	38	38
Income available to common stockholders	$26,395	$25,908

Denominator:
Weighted average shares - basic	25,030,462	24,949,840
Effect of dilutive securities - stock-based compensation	21,914	57,957
Weighted average shares - diluted	25,052,376	25,007,797

Earnings per common share	$1.05	$1.04
Earnings per common share - assuming dilution:	$1.05	$1.04

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

We use operating income (a non-GAAP measure), in addition to net income, to measure our performance. Operating income, for the periods presented, consists of net income adjusted to exclude the impact of realized gains and losses on investments and the change in net unrealized gains and losses on derivatives, which can fluctuate greatly from period to period. These fluctuations make it difficult to analyze core operating trends. In addition, for derivatives not designated as hedges, there is a mismatch between the valuation of the asset and liability when deriving net income (loss). Specifically, call options relating to our indexed business are one-year assets while the embedded derivatives in the indexed contacts represent the rights of the contract holder to receive index credits over the entire period the indexed annuities are expected to be in force.
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

In the fourth quarter of 2016, due to changes in product offerings since the last amendment to our policy for calculating operating income, we refined our calculation of operating income to include offsets related to changes in interest sensitive product reserves. These offsets, net of tax, increased operating income $0.4 million in the first quarter of 2017. These offsets, net of tax, not taken into account in the computation of operating income for the first quarter of 2016 would have increased operating income by an amount less than $0.1 million.

Reconciliation Between Net Income and Operating Income

	Three months ended March 31,
	2017	2016
	(Dollars in thousands)
Net income attributable to FBL Financial Group, Inc.	$26,433	$25,946
Operating income adjustments:
Realized gains/losses on investments (1)	554	397
Change in net unrealized gains/losses on derivatives (1)	1	(25)
Operating income	$26,988	$26,318

Financial Information Concerning our Operating Segments

	Three months ended March 31,
	2017	2016
	(Dollars in thousands)
Pre-tax operating income:
Annuity	$16,421	$17,148
Life Insurance	13,749	14,071
Corporate and Other	4,162	2,489
Total pre-tax on operating income	34,332	33,708
Income taxes on operating income	(7,344)	(7,390)
Operating income	$26,988	$26,318

Operating revenues:
Annuity	$55,051	$52,179
Life Insurance	104,143	103,603
Corporate and Other	23,666	23,424
	182,860	179,206
Net realized losses on investments (1)	(481)	(607)
Change in net unrealized gains/losses on derivatives (1)	(459)	1,067
Consolidated revenues	$181,920	$179,666

(1)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred sales inducements, deferred acquisition costs and value of insurance in force acquired, as well as changes in interest sensitive product reserves and income taxes attributable to these items.

Interest expense is attributable to the Corporate and Other segment. Expenditures for long-lived assets were not significant during the periods presented above. Goodwill at March 31, 2017 and December 31, 2016 was allocated among the segments as follows: Annuity ($3.9 million) and Life Insurance ($6.1 million).

Prior to 2017, securities and indebtedness of related parties were attributable to the Corporate and Other segment. During the first quarter of 2017, we assigned a portion of our investments held in securities and indebtedness of related parties to the Life Insurance segment. The following chart provides the related equity income (loss) by segment.

Equity Income (Loss) by Operating Segment

	Three months ended March 31,
	2017	2016
	(Dollars in thousands)
Pre-tax equity income (loss):
Life Insurance	$1,166	$—
Corporate and Other	(1,624)	(1,228)
Total pre-tax equity loss	(458)	(1,228)

Income taxes	3,689	3,880
Equity income, net of related income taxes	$3,231	$2,652

Premiums collected, which is not a measure used in financial statements prepared according to GAAP, includes premiums received on life insurance policies and deposits on annuities and universal life-type products. Premiums collected is a common life insurance industry measure of agent productivity. Net premiums collected totaled $169.9 million for the quarter ended March 31, 2017 and $173.2 million for the same period in 2016.

Under GAAP, premiums on whole life and term life policies are recognized as revenues over the premium-paying period and reported in the Life Insurance segment. The following chart provides a reconciliation of life insurance premiums collected to those reported in the GAAP financial statements.

Reconciliation of Traditional Life Insurance Premiums, Net of Reinsurance

	Three months ended March 31,
	2017	2016
	(Dollars in thousands)
Traditional and universal life insurance premiums collected	$73,573	$71,713
Premiums collected on interest sensitive products	(24,715)	(21,036)
Traditional life insurance premiums collected	48,858	50,677
Change in due premiums and other	(424)	(539)
Traditional life insurance premiums as included in the Consolidated Statements of Operations	$48,434	$50,138

There is no comparable GAAP financial measure for premiums collected on annuities and universal life-type products. GAAP revenues for those interest sensitive and variable products consist of various policy charges and fees assessed on those contracts, as summarized in the chart below.

Interest Sensitive Product Charges by Segment

	Three months ended March 31,
	2017	2016
	(Dollars in thousands)
Annuity
Surrender charges and other	$1,135	$942

Life Insurance
Administration charges	$3,864	$3,504
Cost of insurance charges	12,035	11,825
Surrender charges	525	216
Amortization of policy initiation fees	664	228
Total	$17,088	$15,773

Corporate and Other
Administration charges	$1,425	$1,441
Cost of insurance charges	7,325	7,516
Surrender charges	52	26
Separate account charges	2,003	1,978
Amortization of policy initiation fees	173	435
Total	$10,978	$11,396

Interest sensitive product charges as included in the Consolidated Statements of Operations	$29,201	$28,111

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes a summary of FBL Financial Group, Inc.'s consolidated results of operations, financial condition and where appropriate, factors that management believes may affect future performance. Unless noted otherwise, all references to FBL Financial Group, Inc. (we or the Company) include all of its direct and indirect subsidiaries, including its life insurance subsidiary, Farm Bureau Life Insurance Company (Farm Bureau Life). Please read this discussion in conjunction with the accompanying consolidated financial statements and related notes. In addition, we encourage you to refer to our Form 10-K for the fiscal year ended December 31, 2016 for a complete description of our significant accounting policies and estimates. Familiarity with this information is important in understanding our financial position and results of operations.

This Form 10-Q includes statements relating to anticipated financial performance, business prospects, new products and similar matters. These statements and others, which include words such as "expect," "anticipate," "believe," "intend" and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. A variety of factors could cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. See Part 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for additional information on the risks and uncertainties that may affect the operations, performance, development and results of our business.

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

Economic and other environmental factors that may impact our business include, but are not limited to, the following:

•	Gross Domestic Product increased at an annual rate of 0.7% during the first quarter of 2017 based on recent estimates.

•	U.S. unemployment was estimated to be 4.5% at the end of the first quarter of 2017.

•	U.S. net farm income is forecast to decrease 8.7% and farm real estate value is forecast to decrease 0.3% during 2017 according to recent U.S. Department of Agriculture forecasts.

•	The U.S. 10-year Treasury yield decreased during the first quarter of 2017 to 2.40% at March 31, 2017 from 2.45% at December 31, 2016.

•	Continued uncertainty as to actions the United States government will take to address the national debt, including potential actions to change the tax advantages of life insurance.

•
The ultimate resolution of the Department of Labor's new rules that expand our fiduciary responsibilities for sales of insurance products to be used in retirement plans. See Part II, Item 1A for further discussion.

The low market interest rate environment continues to impact our investment yields as well as the interest we credit on our interest sensitive products. The benchmark 10-year U.S. Treasury yield decreased and credit spreads tightened during the first quarter of 2017. Low crediting rates pose challenges to maintaining attractive annuity and universal life products, although our rates are comparable to other insurance companies, allowing us to maintain our competitive position within the market. We experienced an increase in the fair value of our fixed maturity security portfolio during the first quarter of 2017 primarily due to a decrease in market yields. See the segment discussion and “Financial Condition” section that follows for additional information regarding the impact of low market interest rates on our business.

Results of Operations for the Periods Ended March 31, 2017 and 2016

	Three months ended March 31,
	2017	2016	Change
	(Dollars in thousands, except per share data)
Net income attributable to FBL Financial Group, Inc.	$26,433	$25,946	2%
Operating income adjustments:
Realized gains/losses on investments (1)	554	397	40%
Change in net unrealized gains/losses on derivatives (1)	1	(25)	(104)%
Operating income (2)	$26,988	$26,318	3%

Pre-tax operating income:
Annuity segment	$16,421	$17,148	(4)%
Life Insurance segment	13,749	14,071	(2)%
Corporate and Other segment	4,162	2,489	67%
Total pre-tax operating income	34,332	33,708	2%
Income taxes on operating income	(7,344)	(7,390)	(1)%
Operating income (2)	26,988	26,318	3%

Earnings per common share - assuming dilution	$1.05	$1.04	1%
Operating income per common share - assuming dilution (2)	$1.08	$1.05	3%
Effective tax rate on operating income	21%	22%
Average invested assets, at amortized cost (3)	$7,983,600	$7,590,839	5%
Annualized yield on average invested assets (3)	5.30%	5.45%

(1)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred sales inducements, deferred acquisition costs and value of insurance in force acquired, as well as changes in interest sensitive product reserves and income taxes attributable to these items.

(2)	Operating income is a non-GAAP measure of earnings, see Note 8 to our consolidated financial statements.

(3)	Average invested assets and annualized yield including investments held as securities and indebtedness of related parties; 2016 amounts were adjusted for comparability.

Our net income and operating income increased in the first quarter of 2017, compared to the prior year period, primarily due to the impact from an increase in the volume of business in force and a decrease in amortization of deferred acquisition costs from the impact of market performance on our variable business, partially offset by increases in death benefits. See the discussion that follows for details regarding operating income by segment.

Annuity Segment

	Three months ended March 31,
	2017	2016	Change
	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges	$1,135	$942	20%
Net investment income	53,916	51,237	5%
Total operating revenues	55,051	52,179	6%

Benefits and expenses:
Interest sensitive product benefits	29,878	26,486	13%
Underwriting, acquisition and insurance expenses:
Commissions net of deferrals	531	570	(7)%
Amortization of deferred acquisition costs	2,528	2,338	8%
Amortization of value of insurance in force	170	175	(3)%
Other underwriting expenses	5,523	5,462	1%
Total underwriting, acquisition and insurance expenses	8,752	8,545	2%
Total benefits and expenses	38,630	35,031	10%
Pre-tax operating income (1)	$16,421	$17,148	(4)%

Other data
Annuity premiums collected, direct (2)	$81,463	$85,675	(5)%
Policy liabilities and accruals, end of period	4,232,025	3,960,035	7%
Average invested assets, at amortized cost	4,323,348	4,071,448	6%
Other investment-related income included in net investment income (3)	600	1,484	(60)%
Average individual annuity account value	2,991,811	2,804,675	7%

Earned spread on individual annuity products:
Weighted average yield on cash and invested assets	5.10%	5.33%
Weighted average interest crediting rate	2.60%	2.69%
Spread	2.50%	2.64%

Individual annuity withdrawal rate	3.7%	4.2%

(1)	Pre-tax operating income is a non-GAAP measure of earnings, see Note 8 to our consolidated financial statements.

(2)	Premiums collected is a non-GAAP measure of sales production.

(3)	Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our payment speed assumptions.

Pre-tax operating income for the Annuity segment decreased in the first quarter of 2017, compared to the prior year period, primarily due to lower other investment-related income and increases in interest sensitive benefits, partially offset by higher spread income earned from an increase in the volume of business in force.

The average aggregate account value for individual annuity contracts in force increased in the first quarter of 2017, compared to the prior year period, due to continued sales and the crediting of interest. Continued growth in our business in force contributes to increases in revenues, benefits and expenses. Premiums collected were lower in the first quarter of 2017, compared to the prior year period, due to decreased sales of indexed annuity products, partially offset by increased sales of fixed rate deferred annuity products. Individual fixed rate deferred annuity collected premiums were $56.8 million in the first quarter of 2017 and $54.5 million in the first quarter of 2016. Indexed annuity collected premiums were $23.4 million in the first quarter of 2017 and $29.1 million in the first quarter of 2016.

The Annuity segment also includes advances on our funding agreements with FHLB. Outstanding funding agreements totaled $428.8 million at March 31, 2017 and $366.4 million at March 31, 2016.

Amortization of deferred acquisition costs and the volume of insurance in force changed during the first quarter of 2017, compared to the prior year quarter, due to changes in actual and expected profits on the underlying business.

The weighted average yield on cash and invested assets for individual annuities decreased in the first quarter of 2017, compared to the prior year period, primarily due to lower other investment-related income and lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, compared with the average existing portfolio yield. See the "Financial Condition" section for additional information regarding the yields obtained on investment acquisitions. Weighted average interest crediting rates on our individual annuity products decreased due to crediting rate actions taken in 2016 in response to the declining portfolio yield and a change in the underlying product mix.

Life Insurance Segment

	Three months ended March 31,
	2017	2016	Change
	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges and other income	$16,940	$15,711	8%
Traditional life insurance premiums	48,434	50,138	(3)%
Net investment income	38,769	37,754	3%
Total operating revenues	104,143	103,603	1%

Benefits and expenses:
Interest sensitive product benefits:
Interest credited	8,187	8,266	(1)%
Death benefits and other	14,272	8,803	62%
Total interest sensitive product benefits	22,459	17,069	32%
Traditional life insurance benefits:
Death benefits	21,667	21,123	3%
Surrender and other benefits	10,429	8,641	21%
Increase in traditional life future policy benefits	10,859	14,801	(27)%
Total traditional life insurance benefits	42,955	44,565	(4)%
Distributions to participating policyholders	2,553	3,040	(16)%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	4,903	4,470	10%
Amortization of deferred acquisition costs	3,911	5,224	(25)%
Amortization of value of insurance in force	375	377	(1)%
Other underwriting expenses	14,404	14,787	(3)%
Total underwriting, acquisition and insurance expenses	23,593	24,858	(5)%
Total benefits and expenses	91,560	89,532	2%
	12,583	14,071	(11)%
Equity income, before tax	1,166	—	N/A
Pre-tax operating income (1)	$13,749	$14,071	(2)%

Life Insurance Segment - continued

	Three months ended March 31,
	2017	2016	Change
	(Dollars in thousands)
Other data
Life premiums collected, net of reinsurance (2)	$73,573	$71,713	3%
Policy liabilities and accruals, end of period	2,808,192	2,699,524	4%
Life insurance in force, end of period	56,416,539	54,395,493	4%
Average invested assets, at amortized cost (3)	2,887,287	2,766,273	4%
Other investment-related income included in net investment income (4)	121	121	—%
Average interest sensitive life account value	820,794	804,681	2%

Interest sensitive life insurance spread:
Weighted average yield on cash and invested assets (3)	5.49%	5.44%
Weighted average interest crediting rate	3.85%	3.82%
Spread	1.64%	1.62%

Life insurance lapse and surrender rates	5.6%	5.7%
Death benefits, net of reinsurance and reserves released	$22,981	$18,702	23%

(1)	Pre-tax operating income is a non-GAAP measure of earnings, see Note 8 to our consolidated financial statements.

(2)	Premiums collected is a non-GAAP measure of sales production.

(3)	Average invested assets and weighted average yield including investments held as securities and indebtedness of related parties.

(4)	Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our payment speed assumptions.

Pre-tax operating income for the Life Insurance segment decreased in the first quarter of 2017, compared to the prior year period, primarily due to an increase in death benefits, partially offset by the impact of an increase in the volume of business in force and an increase in equity income.

Amortization of deferred acquisition costs, deferred sales inducements, the value of insurance in force and unearned revenue reserves changed during the first quarter of 2017, compared to the prior year quarter, due to changes in actual and expected profits on the underlying business.

Death benefits, net of reinsurance and reserves released, increased in the first quarter of 2017, compared to the prior year period, primarily due to an increase in the average size of claims. Surrenders and other benefits increased in the first quarter of 2017, compared to the prior year period, primarily due to an increase in the number of surrendered policies.

During the first quarter of 2017, we assigned a portion of our investments held in securities and indebtedness of related parties to the Life Insurance segment. These investments include equity interests in limited liability partnerships and corporations, accounted for under the equity method of accounting. Equity income, before tax, consists of our proportionate share of gains and losses attributable to our relative ownership interest in these investments. See the Equity Income discussion that follows for additional information regarding these investments.

The weighted average yield on cash and invested assets for interest sensitive life insurance products increased in the first quarter of 2017, compared to the prior year period, due to higher other investment-related income and transfer of higher yielding assets from the Corporate and Other segment into the Life Insurance segment, resulting in improved yields. This is partially offset by lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, compared with the average existing portfolio yield. See the "Financial Condition" section for additional information regarding the yields obtained on investment acquisitions.

Corporate and Other Segment

	Three months ended March 31,
	2017	2016	Change
	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges	$10,978	$11,396	(4)%
Net investment income	8,768	8,327	5%
Other income	3,920	3,701	6%
Total operating revenues	23,666	23,424	1%

Benefits and expenses:
Interest sensitive product benefits	10,059	9,698	4%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	721	757	(5)%
Amortization of deferred acquisition costs	637	1,988	(68)%
Other underwriting expenses	1,098	1,703	(36)%
Total underwriting, acquisition and insurance expenses	2,456	4,448	(45)%
Interest expense	1,212	1,212	—%
Other expenses	4,151	4,358	(5)%
Total benefits and expenses	17,878	19,716	(9)%
	5,788	3,708	56%
Net (income) loss attributable to noncontrolling interest	(2)	9	(122)%
Equity loss, before tax	(1,624)	(1,228)	32%
Pre-tax operating income (1)	$4,162	$2,489	67%

Other data
Average invested assets, at amortized cost (2)	$772,965	$752,817	3%
Other investment-related income included in net investment income (3)	350	3	11,567%
Average interest sensitive life account value	365,641	346,262	6%
Death benefits, net of reinsurance and reserves released	6,885	6,453	7%
Estimated impact on pre-tax income from separate account performance on amortization of deferred acquisition costs (1)	931	(600)	(255)%

(1)	Pre-tax operating income is a non-GAAP measure of earnings, see Note 8 to our consolidated financial statements.

(2)	Average invested assets including investments held as securities and indebtedness of related parties; the prior period amount was adjusted for comparability.

(3)	Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our payment speed assumptions.

Pre-tax operating income increased for the Corporate and Other segment in the first quarter of 2017, compared to the prior year period, primarily due to decreases in amortization of deferred acquisition costs from the impact of market performance on our variable business.

Death benefits, net of reinsurance and reserves released, increased in the first quarter of 2017, compared to the prior year period, largely due to increases in the number of claims, partially offset by decreases in the average size of claims.

Other underwriting expenses are lower for the first quarter of 2017, compared to the prior year quarter, primarily due to decreases in expenses allocated to the Corporate and Other segment.

Other income and other expenses includes fees and expenses from sales of brokered products and operating results of our non-insurance subsidiaries, which include management, advisory, marketing and distribution services and leasing activities.

Equity loss, before tax, includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest. See the Equity Income discussion that follows for additional information regarding these investments.

Equity Income

	Three months ended March 31,
	2017	2016
	(Dollars in thousands)
Equity income (loss):
Low income housing tax credit partnerships	$(1,805)	$(1,539)
Other equity method investments	1,347	311
	(458)	(1,228)
Income taxes:
Taxes on equity income (loss)	160	430
Investment tax credits	3,529	3,450
Equity income, net of related income taxes	$3,231	$2,652

Equity income includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest. Given the timing of availability of financial information from our equity investees, we will consistently use information that is as much as three months in arrears for certain of these entities. Several of these entities are investment companies whose operating results are derived primarily from unrealized and realized gains and losses generated by their investment portfolios. As is normal with these types of entities, the level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment, changes in prices of bond and equity securities held by the investment partnerships, the timing and success of initial public offerings or exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures. Our LIHTC investments generate pre-tax losses and after-tax gains as the related tax credits are realized. The timing of the realization of tax credits is subject to fluctuation from period to period due to the timing of housing project completions and the approval of tax credits.

Income Taxes on Operating Income

The effective tax rate on operating income was 21.4% for the first quarter of 2017, compared with 21.9% for the first quarter of 2016. The effective tax rates differ from the federal statutory rate of 35% primarily due to the impact of low-income housing tax credits from equity method investees and tax-exempt interest and dividend income. The effective tax rate in 2017 also benefitted from the adoption of new accounting guidance on share-based compensation, resulting in a 1.1% decrease compared to the federal statutory rate. See Note 1 to our consolidated financial statements for further information on this change in accounting guidance.

Impact of Operating Income Adjustments on FBL Net Income

	Three months ended March 31,
	2017	2016
	(Dollars in thousands)
Realized losses on investments	$(469)	$(607)
Change in net unrealized gains/losses on derivatives	(49)	(101)
Change in amortization of:
Deferred acquisition costs	265	132
Value of insurance in force acquired	—	3
Unearned revenue reserve	(12)	—
Reserve change offset on interest sensitive products (1)	(590)	—
Income tax offset	300	201
Net impact of operating income adjustments	$(555)	$(372)

Impact of Operating Income Adjustments on FBL Net Income, continued

	Three months ended March 31,
	2017	2016
	(Dollars in thousands)
Summary of adjustments noted above after offsets and income taxes:
Net realized gains/losses on investments	$(554)	$(397)
Change in net unrealized gains/losses on derivatives	(1)	25
Net impact of operating income adjustments	$(555)	$(372)
Net impact per common share - basic	$(0.03)	$(0.01)
Net impact per common share - assuming dilution	$(0.03)	$(0.01)

(1)
In the fourth quarter of 2016, we refined our calculation of operating income to include offsets relating to changes in interest sensitive product reserves. These offsets, net of tax, not taken into account in the first quarter of 2016 would have increased operating income by an amount less than $0.1 million.

Income taxes on operating income adjustments on continuing operations are recorded at 35% as there are no permanent differences between book and taxable income relating to these adjustments.

Realized Gains (Losses) on Investments

	Three months ended March 31,
	2017	2016
	(Dollars in thousands)
Realized gains (losses) on investments:
Realized gains on sales	$124	$1,590
Realized losses on sales	(527)	—
Total other-than-temporary impairment charges	(66)	(3,719)
Net realized investment losses	(469)	(2,129)
Non-credit losses included in other comprehensive income	—	1,522
Total reported in statements of operations	$(469)	$(607)

The level of realized gains (losses) is subject to fluctuation from period to period due to movements in credit spreads and prevailing interest rates, changes in the economic environment, the timing of the sales of the investments generating realized gains and losses, as well as the timing of other than temporary impairment charges. During the three months ended March 31, 2017, we sold securities to decrease our exposure to a retailer, resulting in realized losses of $0.5 million. See "Financial Condition - Investments" and Note 2 to our consolidated financial statements for details regarding our unrealized gains and losses on available-for-sale securities at March 31, 2017 and December 31, 2016.

Investment Credit Impairment Losses Recognized in Net Income

	Three months ended March 31,
	2017	2016
	(Dollars in thousands)
Residential mortgage-backed	$66	$2,172
Other	—	25
Total other-than-temporary impairment losses reported in net income	$66	$2,197

Other-than-temporary credit impairment losses for the three months ended March 31, 2017 were incurred within a residential mortgage-backed security due to defaults in the underlying loans, resulting in a decline in the present value of expected cash flows. Other-than-temporary credit impairment losses for the first quarter of 2016 were incurred within residential mortgage-backed securities due to reduced reliance on insurance credit support, resulting in a decline in the present value of expected cash flows.

Financial Condition

Investments

Our investment portfolio increased 1.3% to $8,280.5 million at March 31, 2017 compared to $8,174.7 million at December 31, 2016. The portfolio increased due to positive cash flows from operating and financing activities, as well as an increase of $35.1 million of net unrealized appreciation of fixed maturities during 2017. Additional details regarding securities in an unrealized gain or loss position at March 31, 2017 are included in the discussion that follows and in Note 2 to our consolidated financial statements. Details regarding investment impairments are discussed above in the "Realized Gains (Losses) on Investments" section under "Results of Operations."

We manage the investment portfolio to optimize risk-adjusted yield within the context of prudent asset-liability management. We evaluate multiple cash flow testing scenarios as part of this process. The Company's investment policy calls for investing primarily in high quality fixed maturities and commercial mortgage loans.

Fixed Maturity Acquisitions Selected Information

	Three months ended March 31,
	2017	2016
	(Dollars in thousands)
Cost of acquisitions:
Corporate	$36,557	$53,099
Mortgage- and asset-backed	81,869	44,922
United States Government and agencies	248	—
Tax-exempt municipals	6,462	—
Taxable municipals	8,215	3,000
Total	$133,351	$101,021
Effective annual yield	4.18%	4.80%
Credit quality
NAIC 1 designation	69.2%	62.9%
NAIC 2 designation	30.8%	37.1%
Weighted-average life in years	13.0	14.0
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

A portion of the securities acquired during the three months ended March 31, 2017 were obtained with the proceeds from advances on our funding agreements with the FHLB. There were no securities acquired during the three months ended March 31, 2016 for these agreements. The securities acquired to support these funding agreements often carry a lower average yield than securities acquired to support our other insurance products, due to the shorter maturity and relatively low interest rate paid on those advances. In addition, certain municipal securities acquired are exempt from federal income taxes, and accordingly have a higher actual return than reflected in the yields stated above. There were no tax-exempt securities acquired during the three months ended March 31, 2016. The average yield of the securities acquired, excluding the securities supporting the funding agreements and using a tax-adjusted yield for the municipal securities, was 4.21% during the three months ended March 31, 2017.

Investment Portfolio Summary

	March 31, 2017		December 31, 2016
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities - available for sale:
Public	$5,368,394	64.8%	$5,320,670	65.2%
144A private placement	1,461,898	17.7	1,442,589	17.6
Private placement	241,706	2.9	245,531	3.0
Total fixed maturities - available for sale	7,071,998	85.4	7,008,790	85.8
Equity securities	137,316	1.7	132,968	1.6
Mortgage loans	855,497	10.3	816,471	10.0
Real estate	1,955	—	1,955	—
Policy loans	187,981	2.3	188,254	2.3
Short-term investments	14,264	0.2	16,348	0.2
Other investments	11,495	0.1	9,874	0.1
Total investments	$8,280,506	100.0%	$8,174,660	100.0%

As of March 31, 2017, 95.6% (based on carrying value) of the available-for-sale fixed maturities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of March 31, 2017, no single non-investment grade holding exceeded 0.2% of total investments.

Credit Quality by NAIC Designation and Equivalent Rating

		March 31, 2017		December 31, 2016
NAIC Designation	Equivalent Rating (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$4,511,815	63.8%	$4,465,027	63.7%
2	BBB	2,249,101	31.8	2,232,384	31.9
	Total investment grade	6,760,916	95.6	6,697,411	95.6
3	BB	216,845	3.1	209,092	2.9
4	B	73,228	1.0	81,210	1.2
5	CCC	13,650	0.2	13,705	0.2
6	In or near default	7,359	0.1	7,372	0.1
	Total below investment grade	311,082	4.4	311,379	4.4
	Total fixed maturities - available for sale	$7,071,998	100.0%	$7,008,790	100.0%

(1)
Equivalent ratings are based on those provided by nationally recognized rating agencies with some exceptions for certain residential mortgage, commercial mortgage- and asset-backed securities where they are based on the expected loss of the security rather than the probability of default. This may result in a final designation being higher or lower than the equivalent credit rating.

See Note 2 to our consolidated financial statements for a summary of fixed maturities by contractual maturity date.

Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification

	March 31, 2017
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$351,304	$279,172	$20,070	$72,132	$(3,454)
Capital goods	284,798	250,505	17,911	34,293	(2,178)
Communications	148,236	110,257	9,970	37,979	(2,938)
Consumer cyclical	128,540	106,910	8,948	21,630	(858)
Consumer non-cyclical	474,372	321,711	22,483	152,661	(6,382)
Energy	496,007	367,105	26,728	128,902	(10,504)
Finance	757,752	603,640	39,963	154,112	(4,144)
Transportation	108,838	94,036	6,204	14,802	(1,406)
Utilities	801,950	711,299	81,640	90,651	(4,261)
Other	179,794	143,368	9,458	36,426	(932)
Total corporate securities	3,731,591	2,988,003	243,375	743,588	(37,057)
Mortgage- and asset-backed securities	1,796,565	1,236,143	73,516	560,422	(13,307)
United States Government and agencies	31,362	23,985	1,535	7,377	(87)
State and political subdivisions	1,512,480	1,399,730	119,743	112,750	(5,499)
Total	$7,071,998	$5,647,861	$438,169	$1,424,137	$(55,950)

	December 31, 2016
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$342,832	$220,528	$15,557	$122,304	$(6,904)
Capital goods	273,602	222,671	17,451	50,931	(2,580)
Communications	148,355	114,397	9,923	33,958	(2,819)
Consumer cyclical	132,492	110,335	8,387	22,157	(602)
Consumer non-cyclical	477,132	309,320	22,128	167,812	(8,181)
Energy	490,128	336,139	25,404	153,989	(13,643)
Finance	753,213	529,277	34,925	223,936	(6,672)
Transportation	109,228	95,944	6,215	13,284	(1,929)
Utilities	802,346	667,397	80,459	134,949	(5,489)
Other	179,327	139,082	8,152	40,245	(1,124)
Total corporate securities	3,708,655	2,745,090	228,601	963,565	(49,943)
Mortgage- and asset-backed securities	1,768,904	1,124,418	71,612	644,486	(16,834)
United States Government and agencies	32,072	25,634	1,629	6,438	(132)
State and political subdivisions	1,499,159	1,349,107	119,298	150,052	(7,152)
Total	$7,008,790	$5,244,249	$421,140	$1,764,541	$(74,061)

Gross Unrealized Gains and Gross Unrealized Losses by Energy Industry Classification

	March 31, 2017
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Energy securities:
Midstream	$184,508	$119,591	$6,776	$64,917	$(3,023)
Oil field services	53,738	31,531	2,172	22,207	(4,797)
Independent exploration & production	129,316	102,371	8,365	26,945	(1,670)
Integrated energy	85,264	79,785	6,510	5,479	(270)
Refiners	43,181	33,827	2,905	9,354	(744)
Total	$496,007	$367,105	$26,728	$128,902	$(10,504)

	December 31, 2016
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Energy securities:
Midstream	$179,533	$112,683	$6,333	$66,850	$(3,997)
Oil field services	54,898	27,135	2,181	27,763	(5,648)
Independent exploration & production	128,329	98,242	8,092	30,087	(2,477)
Integrated energy	84,319	64,107	5,759	20,212	(494)
Refiners	43,049	33,972	3,039	9,077	(1,027)
Total	$490,128	$336,139	$25,404	$153,989	$(13,643)

At March 31, 2017, 80.1% of our energy holdings were investment grade. Our non-investment grade holdings included oil field services issuers with a carrying value of $31.9 million and an unrealized loss of $3.9 million and midstream issuers with a carrying value of $21.9 million and an unrealized loss of $0.6 million.

Non-Sovereign European Debt Exposure

	March 31, 2017		December 31, 2016
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
Italy	$19,722	$21,117	$19,720	$20,769
Spain	27,118	30,452	27,130	29,932
Ireland	14,005	15,099	13,988	15,143
Subtotal	60,845	66,668	60,838	65,844
United Kingdom	151,502	155,568	151,724	154,865
Netherlands	49,932	52,980	57,839	61,184
France	32,052	35,158	32,052	34,698
Other countries	95,037	99,792	95,047	99,494
Subtotal	328,523	343,498	336,662	350,241
Total European exposure	$389,368	$410,166	$397,500	$416,085

The table above reflects our exposure to non-sovereign European debt. This represents 5.8% of total fixed maturities as of March 31, 2017 and 5.9% as of December 31, 2016. The exposures are primarily in the industrial, financial and utility sectors. We do not own any securities issued by European governments or companies based in Greece.

Credit Quality of Available-for-Sale Fixed Maturities with Unrealized Losses

		March 31, 2017
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$817,064	57.4%	$(21,541)	38.5%
2	BBB	487,915	34.2	(19,734)	35.3
	Total investment grade	1,304,979	91.6	(41,275)	73.8
3	BB	72,902	5.1	(5,967)	10.7
4	B	34,736	2.5	(5,499)	9.8
5	CCC	4,192	0.3	(2,495)	4.4
6	In or near default	7,328	0.5	(714)	1.3
	Total below investment grade	119,158	8.4	(14,675)	26.2
	Total	$1,424,137	100.0%	$(55,950)	100.0%

		December 31, 2016
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$941,794	53.4%	$(27,615)	37.3%
2	BBB	679,428	38.5	(28,472)	38.4
	Total investment grade	1,621,222	91.9	(56,087)	75.7
3	BB	77,750	4.4	(7,658)	10.4
4	B	54,958	3.1	(8,163)	11.0
5	CCC	3,270	0.2	(1,461)	2.0
6	In or near default	7,341	0.4	(692)	0.9
	Total below investment grade	143,319	8.1	(17,974)	24.3
	Total	$1,764,541	100.0%	$(74,061)	100.0%

Available-For-Sale Fixed Maturities with Unrealized Losses by Length of Time

	March 31, 2017
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$272,273	$—	$(2,781)
Greater than three months to six months	—	706,035	—	(19,102)
Greater than six months to nine months	—	178,337	—	(7,346)
Greater than nine months to twelve months	—	3,482	—	(75)
Greater than twelve months	12,812	307,148	(4,413)	(22,233)
Total	$12,812	$1,467,275	$(4,413)	$(51,537)

Available-For-Sale Fixed Maturities with Unrealized Losses by Length of Time

	December 31, 2016
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$1,218,024	$—	$(30,040)
Greater than three months to six months	—	218,857	—	(10,522)
Greater than six months to nine months	—	9,702	—	(79)
Greater than nine months to twelve months	—	12,765	—	(199)
Greater than twelve months	18,947	360,307	(5,926)	(27,295)
Total	$18,947	$1,819,655	$(5,926)	$(68,135)

Available-For-Sale Fixed Maturities with Unrealized Losses by Maturity Date

	March 31, 2017		December 31, 2016
	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Due in one year or less	$685	$(83)	$414	$(104)
Due after one year through five years	22,186	(1,472)	14,883	(283)
Due after five years through ten years	158,087	(4,039)	234,944	(7,686)
Due after ten years	682,757	(37,049)	869,814	(49,154)
	863,715	(42,643)	1,120,055	(57,227)
Mortgage- and asset-backed	560,422	(13,307)	644,486	(16,834)
Total	$1,424,137	$(55,950)	$1,764,541	$(74,061)

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

At each balance sheet date, we review and update our expectation of future prepayment speeds and the book value of the mortgage and other asset-backed securities purchased at a premium or discount is reset, if needed. See Note 1 to our consolidated financial statements included in Item 8 of our Form 10-K for the year ended December 31, 2016 for more detail on accounting for the amortization of premium and accrual of discount on mortgage-backed and asset-backed securities.

Our direct exposure to the Alt-A home equity and subprime first-lien sectors is limited to investments in structured securities collateralized by senior tranches of residential mortgage loans. We also have a partnership interest in one fund at March 31, 2017 and two funds at December 31, 2016, that own securities backed by Alt-A home equity, subprime first-lien and adjustable rate mortgage collateral. The funds are reported as securities and indebtedness of related parties in our consolidated balance sheets with a fair value of $3.3 million at March 31, 2017 and $8.0 million at December 31, 2016. We do not own any direct investments in subprime lenders.

Mortgage- and Asset-Backed Securities by Collateral Type

	March 31, 2017			December 31, 2016
	Amortized Cost	Carrying Value	Percent of Fixed Maturities	Amortized Cost	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Government agency	$185,561	$197,050	2.8%	$190,016	$201,135	2.9%
Prime	135,886	145,405	2.1	121,101	129,988	1.9
Alt-A	109,602	121,713	1.7	114,625	125,363	1.8
Subprime	136,718	136,906	1.9	129,504	127,529	1.8
Commercial mortgage	575,533	603,109	8.5	546,446	575,954	8.2
Non-mortgage	593,056	592,382	8.4	612,434	608,935	8.7
Total	$1,736,356	$1,796,565	25.4%	$1,714,126	$1,768,904	25.3%

The mortgage- and asset-backed securities can be summarized into three broad categories: residential, commercial and other asset-backed securities.

The residential mortgage-backed portfolio includes government agency pass-through and collateralized mortgage obligation (CMO) securities. With a government agency pass-through security, we receive a pro rata share of principal payments as payments are made on the underlying mortgage loans. CMOs consist of pools of mortgages divided into sections or "tranches" with varying stated maturities that provide sequential retirement of the bonds. While each tranche receives monthly interest payments, a subsequent tranche is not entitled to receive payment of principal until the entire principal of the preceding tranche is paid off. We primarily invest in sequential tranches, which allow us to manage cash flow stability and prepayment risk by the level of tranche in which we invest. In addition, to provide call protection and more stable average lives, we invest in CMOs such as planned amortization class (PAC) and targeted amortization class (TAC) securities. PAC bonds provide more predictable cash flows within a range of prepayment speeds and provide some protection against prepayment risk. TAC bonds provide protection from a rise in the prepayment rate due to falling interest rates. We generally do not purchase certain types of CMOs that we believe would subject the investment portfolio to excessive prepayments risk.

Residential Mortgage-Backed Securities by NAIC Designation and Origination Year

	March 31, 2017
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$99,413	$103,044	$85,883	$103,647	$206,039	$213,677	$391,335	$420,368
2	881	887	1,079	1,095	—	—	1,960	1,982
3	—	—	5,290	5,612	—	—	5,290	5,612
4	$—	$—	$3,976	$3,447	$—	$—	$3,976	$3,447
5	11	11	—	—	—	—	11	11
Total	$100,305	$103,942	$96,228	$113,801	$206,039	$213,677	$402,572	$431,420

	December 31, 2016
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$106,819	$110,696	$86,461	$102,877	$188,782	$195,947	$382,062	$409,520
2	1,026	1,032	3,515	3,444	—	—	4,541	4,476
3	—	—	5,397	4,686	—	—	5,397	4,686
4	—	—	4,098	3,607	—	—	4,098	3,607
5	12	11	—	—	—	—	12	11
Total	$107,857	$111,739	$99,471	$114,614	$188,782	$195,947	$396,110	$422,300

The commercial mortgage-backed securities are primarily sequential securities. Commercial mortgage-backed securities typically have cash flows that are less subject to refinance risk than residential mortgage-backed securities principally due to prepayment restrictions on many of the underlying commercial mortgage loans.

Commercial Mortgage-Backed Securities by NAIC Designation and Origination Year

	March 31, 2017
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$9,226	$9,759	$136,845	$145,741	$395,379	$411,848	$541,450	$567,348
2	—	—	26,083	27,513	—	—	26,083	27,513
3	—	—	8,000	8,248	—	—	8,000	8,248
Total (1)	$9,226	$9,759	$170,928	$181,502	$395,379	$411,848	$575,533	$603,109

	December 31, 2016
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$9,330	$9,549	$133,036	$142,404	$364,936	$384,026	$507,302	$535,979
2	—	—	31,144	31,775	—	—	31,144	31,775
3	—	—	8,000	8,200	—	—	8,000	8,200
Total (1)	$9,330	$9,549	$172,180	$182,379	$364,936	$384,026	$546,446	$575,954

(1)	The CMBS portfolio included government agency-backed securities with a carrying value of $409.4 million at March 31, 2017 and $387.4 million at December 31, 2016.

Also included in the commercial mortgage-backed securities are military housing bonds totaling $154.5 million at March 31, 2017 and $148.0 million at December 31, 2016. These bonds are used to fund the construction of multi-family homes on United States military bases. The bonds are backed by a first mortgage lien on residential military housing projects.

The other asset-backed securities are backed by both residential and non-residential collateral. The collateral for residential asset-backed securities primarily consists of second lien fixed-rate home equity loans. The cash flows of these securities are less subject to prepayment risk than residential mortgage-backed securities as the borrowers are less likely to refinance than those with only a first lien mortgage. The collateral for non-residential asset-backed securities primarily includes securities backed by credit card receivables, auto dealer receivables, auto installment loans, aircraft leases, middle market and syndicated business loans, timeshare receivables and trade and account receivables. The majority of these securities are high quality, short-duration assets with limited cash flow variability.

Other Asset-Backed Securities by NAIC Designation and Origination Year

	March 31, 2017
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$10,404	$9,949	$172,111	$177,147	$455,874	$456,064	$638,389	$643,160
2	1,902	2,019	5,570	5,645	76,480	76,529	83,952	84,193
3	—	—	—	—	20,022	19,528	20,022	19,528
4	196	187	—	—	1,250	1,240	1,446	1,427
5	—	—	—	—	6,400	6,400	6,400	6,400
6	—	—	8,042	7,328	—	—	8,042	7,328
Total	$12,502	$12,155	$185,723	$190,120	$560,026	$559,761	$758,251	$762,036

Other Asset-Backed Securities by NAIC Designation and Origination Year

	December 31, 2016
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$10,723	$10,258	$163,214	$166,553	$479,281	$476,630	$653,218	$653,441
2	1,951	2,100	5,441	5,519	70,001	69,670	77,393	77,289
3	—	—	—	—	25,084	24,743	25,084	24,743
4	192	189	—	—	1,250	1,247	1,442	1,436
5	—	—	—	—	6,400	6,400	6,400	6,400
6	—	—	8,033	7,341	—	—	8,033	7,341
Total	$12,866	$12,547	$176,688	$179,413	$582,016	$578,690	$771,570	$770,650

States and Political Subdivision Securities

States and political subdivision securities totaled $1,512.5 million, or 21.4% of total fixed maturities, at March 31, 2017, and $1,499.2 million, or 21.4% of total fixed maturities at December 31, 2016 and include investments in general obligation, revenue and municipal housing bonds. Our investment strategy is to utilize municipal bonds in addition to corporate bonds, as we believe they provide additional diversification and have historically low default rates compared with similarly rated corporate bonds. We evaluate the credit strength of the underlying issues on both a quantitative and qualitative basis, excluding insurance, prior to acquisition. The majority of the municipal bonds we hold are investment grade credits without consideration of insurance. Our municipal bonds are well diversified by type and geography with the top exposure being water and sewer revenue bonds. We do not hold any Puerto Rico-related bonds. Exposure to the state of Illinois and municipalities within the state accounted for 1.6% of our total fixed maturities at March 31, 2017. As of March 31, 2017, our Illinois-related portfolio holdings were rated investment grade, and were trading at 107.9% of amortized cost. Our municipal bond exposure had an average rating of Aa2/AA and our holdings were trading at 108.2% of amortized cost at March 31, 2017.

Equity Securities

Equity securities totaled $137.3 million at March 31, 2017 and $133.0 million at December 31, 2016. Gross unrealized gains totaled $7.3 million and gross unrealized losses totaled $0.9 million at March 31, 2017. At December 31, 2016, gross unrealized gains totaled $4.2 million and gross unrealized losses totaled $1.7 million on these securities. The unrealized losses were primarily attributable to non-redeemable perpetual preferred securities from issuers in the financial sector. See Note 2 to our consolidated financial statements for further discussion regarding our analysis of unrealized losses related to these securities.

Mortgage Loans

Mortgage loans totaled $855.5 million at March 31, 2017 and $816.5 million at December 31, 2016. Our mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. The total number of commercial mortgage loans outstanding was 181 at March 31, 2017 and 178 at December 31, 2016. In the first three months of 2017, new loans ranged from $4.0 million to $12.5 million in size, with an average loan size of $8.3 million, an average loan term of 19 years and an average yield of 4.07%. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. The majority of our mortgage loans amortize principal, with 4.9% that are interest only loans at March 31, 2017. At March 31, 2017, the average loan-to-value of the current outstanding principal balance using the most recent appraised value was 55.9% and the weighted average debt service coverage ratio was 1.6 based on the results of our 2015 annual study. See Note 2 to our consolidated financial statements for further discussion regarding our mortgage loans.

Asset-Liability Management

Our asset-liability management program includes (i) designing and developing products that encourage persistency and help ensure targeted spreads are earned and, as a result, create a stable liability structure, and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of our insurance liabilities. The weighted average life of the fixed maturity and mortgage loan portfolio based on fair values was approximately 10.9 years at March 31, 2017 and 11.0 years at December 31, 2016. The effective duration of the fixed maturity and mortgage loan portfolios backing our annuity products was 5.9 years at March 31, 2017 and 6.0 years at December 31, 2016. The effective duration of our annuity liabilities was approximately 6.5 years at March 31, 2017 and 6.3 years at December 31, 2016. While it can be difficult to maintain asset and liability durations that are closely matched in a dynamic environment, we have identified various strategies that can be implemented if duration mismatches exceed acceptable tolerances.

Other Assets

Deferred acquisition costs decreased 2.5% to $322.1 million at March 31, 2017, primarily due to a $12.4 million increase in the impact of the change in net unrealized appreciation on fixed maturity securities during the period. Cash and cash equivalents decreased 50.1% to $16.8 million primarily due to payment of the special dividend as discussed in Note 6, as well as normal fluctuations in timing of payments made and received. Assets held in separate accounts increased 3.2% to $615.9 million primarily due to market performance on the underlying investment portfolios.

Liabilities

Future policy benefits increased 0.9% to $6,860.9 million at March 31, 2017, primarily due to an increase in the volume of annuity and life business in force. Liabilities related to separate accounts increased 3.2% to $615.9 million primarily due to market performance on the underlying investment portfolios.

Stockholders' Equity

As discussed in Note 6 to our consolidated financial statements, stockholders' equity was impacted by capital deployment actions during the first quarter of 2017. We paid a special cash dividend of $1.50 per share on Class A and Class B common stock and increased our regular quarterly dividend by 4.8% to $0.44 per share during March 2017.

Our stockholders' equity decreased 0.5% to $1,182.6 million at March 31, 2017, compared to $1,188.2 million at December 31, 2016, primarily due to dividends paid, partially offset by net income and the change in unrealized appreciation of fixed maturity securities during the period.

At March 31, 2017, FBL's common stockholders' equity was $1,179.6 million, or $47.34 per share, compared to $1,185.2 million, or $47.61 per share, at December 31, 2016. Included in stockholders' equity per common share is $6.64 at March 31, 2017 and $6.01 at December 31, 2016 attributable to accumulated other comprehensive income.

Liquidity and Capital Resources

Cash Flows

During the first three months of 2017, our operating activities generated cash flows totaling $54.8 million, consisting of net income of $26.4 million adjusted for non-cash operating revenues and expenses netting to $28.4 million. We used cash of $52.2 million in our investing activities during the 2017 period. The primary uses were $185.7 million of investment acquisitions, mostly in fixed maturity securities, partially offset by $133.7 million in sales, maturities and repayments of investments. Our financing activities used cash of $19.4 million during the 2017 period. The primary financing uses were $87.9 million for return of policyholder account balances on interest sensitive products and $48.4 million for dividends paid to stockholders, which was partially offset by $116.8 million in receipts from interest sensitive products credited to policyholder account balances.

Sources and Uses of Capital Resources

Parent company cash inflows from operations consist primarily of fees that it charges various subsidiaries and affiliates for management of their operations, expense reimbursements and tax settlements from subsidiaries and affiliates, proceeds from the exercise of employee stock options, investment income and dividends from subsidiaries, if declared and paid. Revenue sources for the parent company during the quarter ended March 31, 2017 included management fees from subsidiaries and affiliates totaling $2.0 million and dividends of $30.0 million. Cash outflows are principally for salaries, taxes and other expenses related to providing management services, dividends on outstanding stock and interest on our parent company debt.

We paid regular cash dividends on our common and preferred stock totaling $11.0 million in March 2017 and $10.5 million in March 2016. In addition, we paid a special $1.50 per common share cash dividend in March 2017 totaling $37.4 million and a

$2.00 per common share cash dividend in March 2016 totaling $49.7 million. It is anticipated that quarterly cash dividend requirements for 2017 will be $0.0075 per Series B preferred share and $0.44 per common share. The level of common stock dividends are analyzed quarterly and are dependent upon our capital and liquidity positions. In addition, alternative uses of excess capital may impact future dividend levels. Assuming these quarterly dividend rates, the common and preferred dividends would total approximately $33.0 million for the remainder of 2017. The parent company expects to have sufficient resources and cash flows to meet its interest and dividend payments throughout 2017. The parent company had available cash and investments totaling $50.9 million at March 31, 2017. The parent company expects to rely on available cash resources, dividends from Farm Bureau Life and management fee income to make dividend payments to its stockholders and interest payments on its debt. In addition, our parent company and Farm Bureau Life have entered into a reciprocal line of credit arrangement, which provides additional liquidity for either entity up to $20.0 million. We had no material commitments for capital expenditures as of March 31, 2017.

As discussed in Note 6 to our consolidated financial statements, we have periodically taken advantage of opportunities to repurchase our outstanding Class A common stock through Class A common stock repurchase programs approved by our Board of Directors. At March 31, 2017, $49.5 million remains available for repurchase under the current $50.0 million Class A common stock repurchase program. We made no common stock repurchases during the three months ended March 31, 2017. Completion of this program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

Interest payments on our debt totaled $1.2 million for the three months ended March 31, 2017 and March 31, 2016. Interest payments on our debt outstanding at March 31, 2017 are estimated to be $3.6 million for the remainder of 2017.

Farm Bureau Life's cash inflows primarily consist of premiums; deposits to policyholder account balances; income from investments; sales, maturities and calls of investments; and repayments of investment principal. Farm Bureau Life's cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, current operating expenses and dividends. Life insurance companies generally produce a positive cash flow, which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. Continuing operations and financing activities from Farm Bureau Life relating to interest sensitive products provided funds totaling $83.7 million for the three months ended March 31, 2017 and $85.1 million for the prior year period.

Farm Bureau Life's ability to pay dividends to the parent company is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. At December 31, 2016, Farm Bureau Life’s statutory unassigned surplus was $483.8 million. There are certain additional limits on the amount of dividends that may be paid within a year without approval of the Insurance Division, Department of Commerce of the State of Iowa (the Iowa Insurance Division) as discussed in Note 7 to our consolidated financial statements included in Item 8 of our 2016 Form 10-K. During the remainder of 2017, the maximum amount legally available for distribution to the parent company without further regulatory approval is $76.1 million.

We manage the amount of capital held by our insurance subsidiaries to ensure we meet regulatory requirements. State laws specify regulatory actions if an insurer's risk-based capital (RBC) ratio, a measure of solvency, falls below certain levels. The NAIC has a standard formula for annually assessing RBC based on the various risk factors related to an insurance company's capital and surplus, including insurance, business, asset and interest rate risks. The insurance regulators monitor the level of RBC against a statutory "authorized control level" RBC at which point regulators have the option to assume control of the insurance company. The company action level RBC is 200% of the authorized control level and is the first point at which any action would be triggered. Our adjusted capital and RBC is reported to our insurance regulators annually based on formulas that may be revised throughout the year. We estimate our adjusted capital and RBC quarterly; however, these estimates may differ from annual results should the regulatory formulas change. As of March 31, 2017, our statutory total adjusted capital is estimated at $682.9 million, resulting in a RBC ratio of 544%, based on company action level capital of $125.6 million.

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

Contractual Obligations

In the normal course of business, we enter into insurance contracts, financing transactions, lease agreements or other commitments that are necessary or beneficial to our operations. These commitments may obligate us to certain cash flows during future periods. There have been no material changes to our total contractual obligations since December 31, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks of Financial Instruments

There have been no material changes in the market risks from the information provided in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Form 10-K for the fiscal year ended December 31, 2016.

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

Our internal control over financial reporting changes from time-to-time as we modify and enhance our systems and processes to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. While changes have taken place in our internal controls during the quarter ended March 31, 2017, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

On April 8, 2016, the U.S. Department of Labor (DOL) issued regulations (the Final Rule) addressing when companies and individuals providing investment advice with respect to certain employee benefit plans or individual retirement accounts (IRAs) are considered a fiduciary under the Employee Retirement Income Security Act (ERISA) and the Internal Revenue Code. Recently, the DOL modified the applicability dates of the Final Rule. We are now required to be in compliance with the Impartial Conduct standards of the Final Rule by June 9, 2017, and the remaining provisions of the Final Rule by January 1, 2018. An additional comment period on the Final Rule concluded in April 2017 and the DOL is currently studying the comments. We continue to monitor developments as we prepare to comply with the requirements of the Final Rule.

The performance of our company is subject to a variety of risks that you should review. Occurrence of these risks could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. Please refer to Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Repurchases of Equity Securities

We had no issuer repurchases of equity securities for the quarter ended March 31, 2017. We have $49.5 million available under a stock repurchase program announced on March 3, 2016, which will expire on March 31, 2018. The program authorizes us to make repurchases of Class A common stock in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. Completion of the program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares, if any, that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

ITEM 6. EXHIBITS

(a) Exhibits:

10.1*+	Form of 2017 Restricted Stock Unit Agreement between the Company and its executive officers
10.2*+	Form of 2017 Restricted Stock Unit Agreement between the Company and participants (other than executive officers)
10.3*+	Form of 2017 Restricted Surplus Unit Agreement between the Company and its executive officers
10.4*+	Form of 2017 Restricted Surplus Unit Agreement between the Company and participants (other than executive officers)
31.1+	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101+#
Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language) from FBL Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 as follows: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Financial Statements

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

Date: May 4, 2017

FBL FINANCIAL GROUP, INC.

By	/s/ James P. Brannen
James P. Brannen
Chief Executive Officer (Principal Executive Officer)

By	/s/ Donald J. Seibel
Donald J. Seibel
Chief Financial Officer and Treasurer (Principal Financial Officer)

By	/s/ Anthony J. Aldridge
Anthony J. Aldridge
Chief Accounting Officer (Principal Accounting Officer)