Form 10-Q
period 2017-06-30
FBL FINANCIAL GROUP INC
filed 2017-08-03
CIK 1012771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Title of each class	Outstanding at August 1, 2017
Class A Common Stock, without par value	24,918,085
Class B Common Stock, without par value	11,413

(This page has been intentionally left blank.)

FBL FINANCIAL GROUP, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

ITEM 1. FINANCIAL STATEMENTS

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	June 30, 2017	December 31, 2016
Assets
Investments:
Fixed maturities - available for sale, at fair value (amortized cost: 2017 - $6,727,792; 2016 - $6,661,711)	$7,212,546	$7,008,790
Equity securities - available for sale, at fair value (cost: 2017 - $122,662; 2016 - $130,479)	131,435	132,968
Mortgage loans	878,435	816,471
Real estate	1,543	1,955
Policy loans	188,630	188,254
Short-term investments	29,621	16,348
Other investments	12,693	9,874
Total investments	8,454,903	8,174,660

Cash and cash equivalents	43,809	33,583
Securities and indebtedness of related parties	133,153	137,422
Accrued investment income	77,711	78,437
Amounts receivable from affiliates	4,749	3,790
Reinsurance recoverable	106,596	105,290
Deferred acquisition costs	296,637	330,324
Value of insurance in force acquired	6,316	9,226
Current income taxes recoverable	—	4,309
Other assets	93,143	92,021
Assets held in separate accounts	625,971	597,072

Total assets	$9,842,988	$9,566,134

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

	June 30, 2017	December 31, 2016
Liabilities and stockholders' equity
Liabilities:
Future policy benefits:
Interest sensitive products	$5,174,178	$5,100,625
Traditional life insurance and accident and health products	1,724,747	1,698,792
Other policy claims and benefits	37,535	43,395
Supplementary contracts without life contingencies	328,904	330,232
Advance premiums and other deposits	267,922	265,221
Amounts payable to affiliates	1,014	862
Long-term debt payable to non-affiliates	97,000	97,000
Current income taxes payable	7,500	—
Deferred income taxes	198,365	163,495
Other liabilities	128,983	81,182
Liabilities related to separate accounts	625,971	597,072
Total liabilities	8,592,119	8,377,876

Stockholders' equity:
FBL Financial Group, Inc. stockholders' equity:
Preferred stock, without par value, at liquidation value - authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 24,917,155 shares in 2017 and 24,882,542 shares in 2016	153,343	152,903
Class B common stock, without par value - authorized 1,500,000 shares, issued and outstanding 11,413 shares in 2017 and 2016	72	72
Accumulated other comprehensive income	212,357	149,555
Retained earnings	882,012	882,672
Total FBL Financial Group, Inc. stockholders' equity	1,250,784	1,188,202
Noncontrolling interest	85	56
Total stockholders' equity	1,250,869	1,188,258
Total liabilities and stockholders' equity	$9,842,988	$9,566,134

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues:
Interest sensitive product charges	$29,456	$29,027	$58,657	$57,138
Traditional life insurance premiums	50,262	49,605	98,696	99,743
Net investment income	103,908	100,722	204,902	199,107
Net realized capital gains (losses) on sales of investments	921	(2,269)	518	(679)

Total other-than-temporary impairment losses	—	(25)	(66)	(3,744)
Non-credit portion in other comprehensive income	—	—	—	1,522
Net impairment losses recognized in earnings	—	(25)	(66)	(2,222)
Other income	4,450	4,225	8,210	7,864
Total revenues	188,997	181,285	370,917	360,951

Benefits and expenses:
Interest sensitive product benefits	58,251	58,559	121,011	112,978
Traditional life insurance benefits	42,610	43,369	85,564	87,938
Policyholder dividends	2,557	2,515	5,110	5,555
Underwriting, acquisition and insurance expenses	36,341	38,938	70,694	76,652
Interest expense	1,213	1,213	2,425	2,425
Other expenses	4,740	4,435	8,891	8,793
Total benefits and expenses	145,712	149,029	293,695	294,341
	43,285	32,256	77,222	66,610
Income taxes	(13,891)	(10,477)	(24,624)	(21,546)
Equity income, net of related income taxes	2,924	2,613	6,155	5,265
Net income	32,318	24,392	58,753	50,329
Net income attributable to noncontrolling interest	(27)	(12)	(29)	(3)
Net income attributable to FBL Financial Group, Inc.	$32,291	$24,380	$58,724	$50,326

Earnings per common share	$1.29	$0.97	$2.34	$2.01
Earnings per common share - assuming dilution	$1.29	$0.97	$2.34	$2.01

Cash dividend per common share	$0.44	$0.42	$0.88	$0.84
Special cash dividend per common share	$—	$—	$1.50	$2.00

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income	$32,318	$24,392	$58,753	$50,329
Other comprehensive income (1)
Change in net unrealized investment gains/losses	46,570	90,055	62,431	162,258
Non-credit impairment losses	—	—	—	(952)
Change in underfunded status of postretirement benefit plans	189	149	371	284
Total other comprehensive income, net of tax	46,759	90,204	62,802	161,590
Total comprehensive income, net of tax	79,077	114,596	121,555	211,919
Comprehensive income attributable to noncontrolling interest	(27)	(12)	(29)	(3)
Total comprehensive income applicable to FBL Financial Group, Inc.	$79,050	$114,584	$121,526	$211,916

(1)
Other comprehensive income is recorded net of deferred income taxes and other adjustments for assumed changes in deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands)

	FBL Financial Group, Inc. Stockholders' Equity
	Series B Preferred Stock	Class A and Class B Common Stock	Accumulated Other Comprehensive Income	Retained Earnings	Non- controlling Interest	Total Stockholders' Equity
Balance at January 1, 2016	$3,000	$149,320	$114,532	$867,574	$48	$1,134,474
Net income - six months ended June 30, 2016	—	—	—	50,326	3	50,329
Other comprehensive income	—	—	161,590	—	—	161,590
Issuance of common stock under compensation plans	—	2,314	—	—	—	2,314
Purchase of common stock	—	(63)	—	(523)	—	(586)
Dividends on preferred stock	—	—	—	(75)	—	(75)
Dividends on common stock	—	—	—	(70,550)	—	(70,550)
Receipts related to noncontrolling interest	—	—	—	—	12	12
Balance at June 30, 2016	$3,000	$151,571	$276,122	$846,752	$63	$1,277,508

Balance at January 1, 2017	$3,000	$152,975	$149,555	$882,672	$56	$1,188,258
Net income - six months ended June 30, 2017	—	—	—	58,724	29	58,753
Other comprehensive income	—	—	62,802	—	—	62,802
Issuance of common stock under compensation plans	—	440	—	—	—	440
Dividends on preferred stock	—	—	—	(75)	—	(75)
Dividends on common stock	—	—	—	(59,309)	—	(59,309)
Balance at June 30, 2017	$3,000	$153,415	$212,357	$882,012	$85	$1,250,869

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Six months ended June 30,
	2017	2016
Operating activities
Net income	$58,753	$50,329
Adjustments to reconcile net income to net cash provided by operating activities:
Interest credited to account balances	79,938	75,226
Charges for mortality, surrenders and administration	(58,037)	(55,579)
Net realized (gains) losses on investments	(452)	2,901
Change in fair value of derivatives	(2,466)	2,800
Increase in liabilities for life insurance and other future policy benefits	43,282	44,169
Deferral of acquisition costs	(21,908)	(20,977)
Amortization of deferred acquisition costs and value of insurance in force	16,565	22,379
Change in reinsurance recoverable	(2,728)	(1,880)
Provision for deferred income taxes	1,054	1,993
Other	6,787	(4,270)
Net cash provided by operating activities	120,788	117,091

Investing activities
Sales, maturities or repayments:
Fixed maturities - available for sale	293,162	289,644
Equity securities - available for sale	8,928	3,571
Mortgage loans	28,584	34,641
Derivative instruments	5,892	75
Policy loans	19,410	18,532
Securities and indebtedness of related parties	3,859	7,293
Real estate	717	—
Other long-term investments	14	—
Acquisitions:
Fixed maturities - available for sale	(294,258)	(328,264)
Equity securities - available for sale	(1,102)	(11,162)
Mortgage loans	(90,450)	(61,125)
Derivative instruments	(4,557)	(3,311)
Policy loans	(19,786)	(20,187)
Securities and indebtedness of related parties	(6,859)	(8,131)
Short-term investments, net change	(13,273)	5,694
Purchases and disposals of property and equipment, net	(5,954)	(5,831)
Net cash used in investing activities	(75,673)	(78,561)

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Six months ended June 30,
	2017	2016
Financing activities
Contract holder account deposits	$263,551	$319,337
Contract holder account withdrawals	(239,237)	(177,676)
Dividends paid	(59,384)	(70,625)
Repayments of debt	—	(15,000)
Issuance or repurchase of common stock, net	181	1,005
Other financing activities	—	484
Net cash provided by (used in) financing activities	(34,889)	57,525
Increase in cash and cash equivalents	10,226	96,055
Cash and cash equivalents at beginning of period	33,583	29,490
Cash and cash equivalents at end of period	$43,809	$125,545

Supplemental disclosures of cash flow information
Cash (paid) received during the period for:
Interest	$(2,425)	$(2,429)
Income taxes	(3,602)	(2,001)

See accompanying notes.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2017

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

Operating results for the three- and six-month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. We encourage you to refer to the notes to our consolidated financial statements included in Item 8 of our Form 10-K for the year ended December 31, 2016 for a complete description of our material accounting policies. Also included in the Form 10-K is a description of areas of judgments and estimates and other information necessary to understand our financial position and results of operations.

Adoption of New Accounting Pronouncements

In March 2016, the FASB issued guidance that impacts the accounting for share-based compensation, including the accounting for excess tax benefits and deficiencies, classification of excess tax benefits within the consolidated statement of cash flows, and the accounting for forfeitures. The new guidance, which we adopted prospectively on January 1, 2017, resulted in a federal income tax benefit of $0.5 million ($0.02 per basic and diluted common share) for the six months ended June 30, 2017 and $0.1 million ($0.01 per basic and diluted common share) for the quarter ended June 30, 2017. Prior year periods were not restated.

Recent Accounting Pronouncements

In January 2016, the FASB issued guidance that amends certain aspects of the recognition and measurement of financial instruments. The new guidance primarily affects the accounting for equity investments, the presentation and disclosure requirements for financial instruments and the methodology for assessing the need for a valuation allowance on deferred tax assets resulting from unrealized losses on available-for-sale fixed maturity securities. The guidance becomes effective for fiscal years beginning after December 15, 2017. The primary impact of this guidance on us will be in the recognition of gains or losses from changes in the fair value of our equity security investments through the statement of operations, rather than as unrealized gains or losses reflected in other comprehensive income. Additionally, there will no longer be a requirement to assess equity securities for other-than-temporary impairments, as such securities will be measured at fair value through net income. Note 2 provides further information as to our current level of unrealized gains or losses on these securities.

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

2. Investment Operations

Fixed Maturity and Equity Securities

Available-For-Sale Fixed Maturity and Equity Securities by Investment Category

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit losses on other-than-temporary impairments (1)
	(Dollars in thousands)
Fixed maturities:
Corporate (2)	$3,483,707	$292,934	$(24,045)	$3,752,596	$(243)
Residential mortgage-backed	410,628	35,783	(1,729)	444,682	266
Commercial mortgage-backed	616,281	38,592	(1,913)	652,960	—
Other asset-backed	790,178	15,712	(3,890)	802,000	2,303
United States Government and agencies	26,583	1,716	(25)	28,274	—
State and political subdivisions	1,400,415	134,139	(2,520)	1,532,034	—
Total fixed maturities	$6,727,792	$518,876	$(34,122)	$7,212,546	$2,326

Equity securities:
Non-redeemable preferred stocks	$92,951	$8,956	$(475)	$101,432
Common stocks	29,711	292	—	30,003
Total equity securities	$122,662	$9,248	$(475)	$131,435

Available-For-Sale Fixed Maturity and Equity Securities by Investment Category

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit losses on other-than-temporary impairments (1)
	(Dollars in thousands)
Fixed maturities:
Corporate (2)	$3,529,997	$228,601	$(49,943)	$3,708,655	$(1,082)
Residential mortgage-backed	396,110	29,121	(2,931)	422,300	(983)
Commercial mortgage-backed	546,446	33,645	(4,137)	575,954	—
Other asset-backed	771,570	8,846	(9,766)	770,650	2,544
United States Government and agencies	30,575	1,629	(132)	32,072	—
State and political subdivisions	1,387,013	119,298	(7,152)	1,499,159	—
Total fixed maturities	$6,661,711	$421,140	$(74,061)	$7,008,790	$479

Equity securities:
Non-redeemable preferred stocks	$100,042	$4,050	$(1,675)	$102,417
Common stocks	30,437	114	—	30,551
Total equity securities	$130,479	$4,164	$(1,675)	$132,968

(1)
Non-credit losses, subsequent to the initial impairment measurement date, on other-than-temporary impairment (OTTI) losses are included in the gross unrealized gains and gross unrealized losses columns above. The non-credit loss component of OTTI losses for residential mortgage-backed and other asset-backed securities at June 30, 2017 and other asset-backed securities at December 31, 2016 were in an unrealized gain position due to increases in estimated fair value subsequent to initial recognition of non-credit losses on such securities.

(2)
Corporate securities include hybrid preferred securities with a fair value of $24.3 million at June 30, 2017 and $23.3 million at December 31, 2016. Corporate securities also include redeemable preferred stock with a fair value of $26.2 million at June 30, 2017 and $24.5 million at December 31, 2016.

Available-For-Sale Fixed Maturities by Maturity Date

	June 30, 2017
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$173,479	$178,072
Due after one year through five years	674,859	725,874
Due after five years through ten years	718,196	760,134
Due after ten years	3,344,171	3,648,824
	4,910,705	5,312,904
Mortgage-backed and other asset-backed	1,817,087	1,899,642
Total fixed maturities	$6,727,792	$7,212,546

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Fixed maturities not due at a single maturity date have been included in the above table in the year of final contractual maturity.

Net Unrealized Gains (Losses) on Investments in Accumulated Other Comprehensive Income

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Net unrealized appreciation on:
Fixed maturities - available for sale	$484,754	$347,079
Equity securities - available for sale	8,773	2,489
	493,527	349,568
Adjustments for assumed changes in amortization pattern of:
Deferred acquisition costs	(137,017)	(95,647)
Value of insurance in force acquired	(14,202)	(12,382)
Unearned revenue reserve	9,834	4,215
Adjustments for assumed changes in policyholder liabilities	(14,137)	(3,795)
Provision for deferred income taxes	(118,300)	(84,684)
Net unrealized investment gains	$219,705	$157,275

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

Fixed Maturity and Equity Securities with Unrealized Losses by Length of Time

	June 30, 2017
	Less than one year		One year or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$264,992	$(4,967)	$160,828	$(19,078)	$425,820	$(24,045)	70.4%
Residential mortgage-backed	31,007	(733)	17,147	(996)	48,154	(1,729)	5.1
Commercial mortgage-backed	77,714	(1,657)	6,869	(256)	84,583	(1,913)	5.6
Other asset-backed	206,033	(2,107)	57,931	(1,783)	263,964	(3,890)	11.4
United States Government and agencies	6,699	(25)	—	—	6,699	(25)	0.1
State and political subdivisions	72,395	(2,520)	—	—	72,395	(2,520)	7.4
Total fixed maturities	$658,840	$(12,009)	$242,775	$(22,113)	$901,615	$(34,122)	100.0%

Equity securities:
Non-redeemable preferred stocks	$—	$—	$4,525	$(475)	$4,525	$(475)
Total equity securities	$—	$—	$4,525	$(475)	$4,525	$(475)

Fixed Maturity and Equity Securities with Unrealized Losses by Length of Time

	December 31, 2016
	Less than one year		One year or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$742,626	$(23,142)	$220,939	$(26,801)	$963,565	$(49,943)	67.3%
Residential mortgage-backed	51,873	(1,014)	22,744	(1,917)	74,617	(2,931)	4.0
Commercial mortgage-backed	95,690	(3,590)	6,610	(547)	102,300	(4,137)	5.6
Other asset-backed	371,829	(5,810)	95,740	(3,956)	467,569	(9,766)	13.2
United States Government and agencies	6,438	(132)	—	—	6,438	(132)	0.2
State and political subdivisions	150,052	(7,152)	—	—	150,052	(7,152)	9.7
Total fixed maturities	$1,418,508	$(40,840)	$346,033	$(33,221)	$1,764,541	$(74,061)	100.0%

Equity securities:
Non-redeemable preferred stocks	$12,774	$(150)	$13,438	$(1,525)	$26,212	$(1,675)
Total equity securities	$12,774	$(150)	$13,438	$(1,525)	$26,212	$(1,675)

Fixed maturities in the above tables include 286 securities from 221 issuers at June 30, 2017 and 516 securities from 404 issuers at December 31, 2016.

Unrealized losses decreased during the six months ended June 30, 2017 primarily due to a decrease in treasury rates as well as a general decrease in credit spreads. We do not consider securities to be OTTI when the market decline is attributable to factors such as interest rate movements, market volatility, liquidity, spread widening and credit quality when recovery of all amounts due under the contractual terms of the security is anticipated. Based on our intent not to sell or our belief that we will not be required to sell these securities before recovery of their amortized cost basis, we do not consider these investments to be OTTI at June 30, 2017. We will continue to monitor the investment portfolio for future changes in issuer facts and circumstances that could result in future impairments beyond those currently identified.

Our largest unrealized loss was from an oil field service provider and totaled $2.6 million at June 30, 2017.

As described more fully in Note 1 to our consolidated financial statements included in Item 8 of our Form 10-K for the year ended December 31, 2016, we perform a regular evaluation of all investment classes for impairment, including fixed maturity securities and equity securities, in order to evaluate whether such investments are OTTI.

Credit Loss Component of Other-Than-Temporary Impairments on Fixed Maturities

	Six months ended June 30,
	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$(14,500)	$(11,498)
Increases to previously impaired investments	—	(2,172)
Reductions due to investments sold or paid down	829	622
Reduction for credit loss that no longer has a portion of the OTTI loss recognized in other comprehensive income	587	—
Balance at end of period	$(13,084)	$(13,048)

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

Realized Gains (Losses) - Recorded in Income

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Realized gains (losses) on sales of investments
Fixed maturities:
Gross gains	$1,081	$5,789	$1,205	$7,379
Gross losses	(414)	(8,378)	(941)	(8,378)
Other long-term investments	40	—	40	—
Real estate	304	—	304	—
Equity investments	(90)	—	(90)	—
Securities and indebtedness of related parties	—	320	—	320
	921	(2,269)	518	(679)
Impairment losses recognized in earnings:
Credit-related portion of fixed maturity losses (1)	—	—	—	(2,172)
Other credit-related (2)	—	(25)	(66)	(50)
Net realized losses on investments recorded in income	$921	$(2,294)	$452	$(2,901)

(1)
Amount represents the credit-related losses recognized for fixed maturities that were impaired through income but not written down to fair value. As discussed above, the non-credit portion of the losses have been recognized in other comprehensive income (loss).

(2)	Amount represents credit-related losses for other investments and fixed maturities written down to fair value through income.

Proceeds from sales of fixed maturities totaled $85.1 million during the six months ended June 30, 2017 and $105.4 million during the six months ended June 30, 2016.

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

Any loan delinquent on contractual payments is considered non-performing. At June 30, 2017 and December 31, 2016, there were no non-performing loans over 90 days past due on contractual payments. Mortgage loans are placed on non-accrual status if we have concerns regarding the collectability of future payments. Interest income on non-performing loans is generally recognized on a cash basis. Once mortgage loans are classified as nonaccrual loans, the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan has been restructured such that the collection of interest is considered likely. At June 30, 2017, we had committed to provide additional funding for mortgage loans totaling $35.8 million. These commitments arose in the normal course of business at terms that are comparable to similar investments.

Mortgage Loans by Collateral Type

	June 30, 2017		December 31, 2016
Collateral Type	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
Office	$379,495	43.2%	$361,088	44.2%
Retail	287,522	32.7	240,602	29.5
Industrial	153,176	17.5	154,005	18.9
Other	58,242	6.6	60,776	7.4
Total	$878,435	100.0%	$816,471	100.0%

Mortgage Loans by Geographic Location within the United States

	June 30, 2017		December 31, 2016
Region of the United States	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
South Atlantic	$259,992	29.6%	$266,019	32.6%
West North Central	127,602	14.5	105,753	12.9
Pacific	120,547	13.7	104,337	12.8
East North Central	97,120	11.1	91,550	11.2
Mountain	89,871	10.2	79,707	9.8
West South Central	82,598	9.4	74,258	9.1
Other	100,705	11.5	94,847	11.6
Total	$878,435	100.0%	$816,471	100.0%

Mortgage Loans by Loan-to-Value Ratio

	June 30, 2017		December 31, 2016
Loan-to-Value Ratio	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
0% - 50%	$318,429	36.2%	$274,953	33.7%
51% - 60%	215,223	24.5	210,555	25.8
61% - 70%	258,571	29.5	233,216	28.5
71% - 80%	56,244	6.4	67,607	8.3
81% - 90%	29,968	3.4	30,140	3.7
Total	$878,435	100.0%	$816,471	100.0%

The loan-to-value ratio is determined using the most recent appraised value. Appraisals are updated periodically when there is indication of a possible significant collateral decline or there are loan modifications or refinance requests.

Mortgage Loans by Year of Origination

	June 30, 2017		December 31, 2016
Year of Origination	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
2017	$89,960	10.2%	$—	—%
2016	156,747	17.9	158,817	19.4
2015	147,319	16.8	149,302	18.3
2014	79,335	9.0	80,771	9.9
2013	68,530	7.8	69,887	8.6
2012 and prior	336,544	38.3	357,694	43.8
Total	$878,435	100.0%	$816,471	100.0%

Impaired Mortgage Loans

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Unpaid principal balance	$19,199	$21,459
Less:
Related allowance	(615)	(713)
Carrying value of impaired mortgage loans	$18,584	$20,746

Allowance on Mortgage Loans
	Six months ended June 30,
	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$713	$851
Recoveries	(98)	(7)
Balance at end of period	$615	$844

Mortgage Loan Modifications

Our commercial mortgage loan portfolio includes loans that have been modified. We assess loan modifications on a loan-by-loan basis to evaluate whether a troubled debt restructuring has occurred. Generally, the types of concessions include: reduction of the contractual interest rate to a below-market rate, extension of the maturity date and/or a reduction of accrued interest. The amount, timing and extent of the concession granted is considered in determining if an impairment loss is needed for the restructuring. There were no loan modifications during the six months ended June 30, 2017 or 2016.

Low Income Housing Tax Credit Investments (LIHTC)

We invest in non-guaranteed federal LIHTC, which are included in securities and indebtedness of related parties on the balance sheet. The carrying value of these investments totaled $87.6 million at June 30, 2017 and $91.3 million at December 31, 2016. There were no impairment losses recorded on these investments during the first six months of 2017 or 2016. We use the equity method of accounting for these investments and recorded the following in our consolidated statement of operations.

LIHTC Equity Income (Loss), Net of Related Income Taxes
	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Equity losses from LIHTC	$(2,938)	$(2,508)	$(4,743)	$(4,047)
Income tax benefits:
Tax benefits from equity losses	1,028	878	1,660	1,416
Investment tax credits	3,568	3,552	7,097	7,002
Equity income from LIHTC, net of related income tax benefits	$1,658	$1,922	$4,014	$4,371

At June 30, 2017, we had committed to provide additional funds for limited partnerships and limited liability companies in which we invest. The amounts of these unfunded commitments totaled $43.1 million, including $2.7 million for LIHTC commitments, which are summarized by year in the following table.

LIHTC Commitments by Year
June 30, 2017
(Dollars in thousands)
2017	$1,478
2018	299
2019-2025	878
Total	$2,655

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

We have reviewed the circumstances surrounding our investments in VIEs, which are classified as securities and indebtedness of related parties and consist of LIHTC, limited partnerships or limited liability companies accounted for under the equity method. In addition, we have reviewed the ownership interests in our VIEs and determined that we do not hold direct majority ownership or have other contractual rights (such as kick out rights) that give us effective control over these entities resulting in us having both the power to direct activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. The maximum loss exposure relative to our VIEs is limited to the carrying value and any unfunded commitments that exist for each particular VIE. We also have not provided additional support or other guarantees that was not previously contractually required (financial or otherwise) to any of the VIEs as of June 30, 2017 or December 31, 2016. Based on this analysis, none of our VIEs were required to be consolidated for any reporting periods presented in this Form 10-Q.

VIE Investments by Category

	June 30, 2017		December 31, 2016
	Carrying Value	Maximum Exposure to Loss	Carrying Value	Maximum Exposure to Loss
	(Dollars in thousands)
LIHTC	$87,647	$90,302	$91,255	$95,058
Investment companies	20,912	47,704	23,379	45,569
Real estate limited partnerships	11,303	23,755	10,790	14,558
Other	807	2,055	429	2,034
Total	$120,669	$163,816	$125,853	$157,219

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

Derivatives Instruments by Type
	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Assets
Freestanding derivatives:
Call options (reported in other investments)	$11,790	$9,360
Embedded derivatives:
Modified coinsurance (reported in reinsurance recoverable)	2,151	3,411
Interest-only security (reported in fixed maturities)	2,672	3,374
Total assets	$16,613	$16,145

Liabilities
Embedded derivatives:
Indexed annuity and universal life products (reported in liability for future policy benefits)	$22,295	$15,778
Modified coinsurance agreements (reported in other liabilities)	276	114
Total liabilities	$22,571	$15,892

Derivative Income (Loss)
	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Call options	$1,400	$304	$3,765	$(111)
Change in fair value of embedded derivatives:
Modified coinsurance agreements	(12)	666	(1,422)	827
Interest-only security	(174)	(710)	(195)	(465)
Indexed annuity and universal life products	(91)	(1,521)	318	(2,689)
Total income (loss) from derivatives	$1,123	$(1,261)	$2,466	$(2,438)

Derivative income (loss) is reported in net investment income except for the change in fair value of the embedded derivatives on our indexed annuity and universal life products, which is reported in interest sensitive product benefits.

We are exposed to credit losses in the event of nonperformance of the derivative counterparties. This credit risk is minimized by purchasing such agreements from financial institutions with high credit ratings (currently rated A- or better by nationally recognized statistical rating organizations). We have also entered into credit support agreements with the counterparties requiring them to post collateral when net exposures exceed pre-determined thresholds that vary by counterparty. The net amount of such exposure is essentially the market value less collateral held for such agreements with each counterparty. The call options are supported by securities collateral received of $7.2 million at June 30, 2017, which is held in a separate custodial account. Subject to certain constraints, we are permitted to sell or re-pledge this collateral, but do not have legal rights to the collateral; accordingly, it has not been recorded on our balance sheet. At June 30, 2017, none of the collateral had been sold or re-pledged. As of June 30, 2017, our net derivative exposure was $4.8 million.

3. Fair Values

The carrying and estimated fair values of our financial instruments are as follows:

Fair Values and Carrying Values

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Assets
Fixed maturities - available for sale	$7,212,546	$7,212,546	$7,008,790	$7,008,790
Equity securities - available for sale	131,435	131,435	132,968	132,968
Mortgage loans	878,435	904,209	816,471	840,337
Policy loans	188,630	233,461	188,254	230,656
Other investments	12,642	13,802	9,809	11,272
Cash, cash equivalents and short-term investments	73,430	73,430	49,931	49,931
Reinsurance recoverable	2,151	2,151	3,411	3,411
Assets held in separate accounts	625,971	625,971	597,072	597,072

Fair Values and Carrying Values (continued)

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Liabilities
Future policy benefits	$4,096,486	$4,042,680	$4,044,148	$3,903,177
Supplementary contracts without life contingencies	328,904	335,425	330,232	330,633
Advance premiums and other deposits	260,025	260,025	257,171	257,171
Long-term debt	97,000	76,940	97,000	67,599
Other liabilities	276	276	114	114
Liabilities related to separate accounts	625,971	623,191	597,072	593,760

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

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels

	June 30, 2017
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Fixed maturities:
Corporate securities	$—	$3,716,055	$36,541	$3,752,596
Residential mortgage-backed securities	—	438,663	6,019	444,682
Commercial mortgage-backed securities	—	574,236	78,724	652,960
Other asset-backed securities	—	703,612	98,388	802,000
United States Government and agencies	9,022	19,252	—	28,274
State and political subdivisions	—	1,532,034	—	1,532,034
Total fixed maturities	9,022	6,983,852	219,672	7,212,546
Non-redeemable preferred stocks	—	93,907	7,525	101,432
Common stocks	4,035	25,968	—	30,003
Other investments	—	11,790	—	11,790
Cash, cash equivalents and short-term investments	73,430	—	—	73,430
Reinsurance recoverable	—	2,151	—	2,151
Assets held in separate accounts	625,971	—	—	625,971
Total assets	$712,458	$7,117,668	$227,197	$8,057,323

Liabilities
Future policy benefits - indexed product embedded derivatives	$—	$—	$22,295	$22,295
Other liabilities	—	276	—	276
Total liabilities	$—	$276	$22,295	$22,571

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels

	December 31, 2016
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Fixed maturities:
Corporate securities	$—	$3,649,536	$59,119	$3,708,655
Residential mortgage-backed securities	—	422,300	—	422,300
Commercial mortgage-backed securities	—	494,520	81,434	575,954
Other asset-backed securities	—	716,282	54,368	770,650
United States Government and agencies	11,943	20,129	—	32,072
State and political subdivisions	—	1,499,159	—	1,499,159
Total fixed maturities	11,943	6,801,926	194,921	7,008,790
Non-redeemable preferred stocks	—	95,006	7,411	102,417
Common stocks	3,056	27,495	—	30,551
Other investments	—	9,360	—	9,360
Cash, cash equivalents and short-term investments	49,931	—	—	49,931
Reinsurance recoverable	—	3,411	—	3,411
Assets held in separate accounts	597,072	—	—	597,072
Total assets	$662,002	$6,937,198	$202,332	$7,801,532

Liabilities
Future policy benefits - indexed product embedded derivatives	$—	$—	$15,778	$15,778
Other liabilities	—	114	—	114
Total liabilities	$—	$114	$15,778	$15,892

Level 3 Fixed Maturities by Valuation Source - Recurring Basis

	June 30, 2017
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$7,493	$29,048	$36,541
Residential mortgage-backed securities	6,019	—	6,019
Commercial mortgage-backed securities	78,724	—	78,724
Other asset-backed securities	88,086	10,302	98,388
Total	$180,322	$39,350	$219,672
Percent of total	82.1%	17.9%	100.0%

	December 31, 2016
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$17,684	$41,435	$59,119
Commercial mortgage-backed securities	81,434	—	81,434
Other asset-backed securities	39,308	15,060	54,368
Total	$138,426	$56,495	$194,921
Percent of total	71.0%	29.0%	100.0%

Quantitative Information about Level 3 Fair Value Measurements - Recurring Basis

	June 30, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$27,586	Discounted cash flow	Credit spread	0.87% - 6.21% (3.74%)
Commercial mortgage-backed	73,002	Discounted cash flow	Credit spread	1.40% - 4.10% (2.50%)
Other asset-backed securities	7,569	Discounted cash flow	Credit spread	1.51% - 4.63% (3.25%)
Non-redeemable preferred stocks	7,525	Discounted cash flow	Credit spread	3.32% (3.32%)
Total assets	$115,682

Liabilities
Future policy benefits - indexed product embedded derivatives	$22,295	Discounted cash flow	Credit risk Risk margin	0.50% - 1.75% (1.10%) 0.15% - 0.40% (0.25%)

	December 31, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$47,398	Discounted cash flow	Credit spread	0.58% - 4.25% (2.81%)
Commercial mortgage-backed	81,434	Discounted cash flow	Credit spread	1.10% - 4.15% (2.95%)
Other asset-backed securities	6,461	Discounted cash flow	Credit spread	1.08% - 4.87% (3.45%)
Non-redeemable preferred stocks	7,411	Discounted cash flow	Credit spread	4.05% (4.05%)
Total assets	$142,704

Liabilities
Future policy benefits - indexed product embedded derivatives	$15,778	Discounted cash flow	Credit risk Risk margin	0.80% - 2.00% (1.25%) 0.15% - 0.40% (0.25%)

The tables above exclude certain securities for which the fair value was based on non-binding broker quotes where we could not reasonably obtain the quantitative unobservable inputs.

Level 3 Financial Instruments Changes in Fair Value - Recurring Basis

	June 30, 2017
				Realized and unrealized gains (losses), net
	Balance, December 31, 2016	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Amort-ization included in net income	Balance, June 30, 2017
	(Dollars in thousands)
Assets
Corporate securities	$59,119	$—	$(3,311)	$—	$(778)	$4,408	$(22,877)	$(20)	$36,541
Residential mortgage-backed securities	—	21,326	—	—	(1)	—	(15,307)	1	6,019
Commercial mortgage-backed securities	81,434	5,723	(394)	—	6,547	—	(14,544)	(42)	78,724
Other asset-backed securities	54,368	63,542	(3,921)	—	269	10,959	(26,817)	(12)	98,388
Non-redeemable preferred stocks	7,411	—	—	—	114	—	—	—	7,525
Total assets	$202,332	$90,591	$(7,626)	$—	$6,151	$15,367	$(79,545)	$(73)	$227,197

Liabilities
Future policy benefits - indexed product embedded derivatives	$15,778	$3,566	$(909)	$3,860	$—	$—	$—	$—	$22,295

	June 30, 2016
				Realized and unrealized gains (losses), net
	Balance, December 31, 2015	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Amort-ization included in net income	Balance, June 30, 2016
	(Dollars in thousands)
Assets
Corporate securities	$49,076	$2,000	$(3,673)	$—	$(778)	$26,738	$(9,124)	$(31)	$64,208
Residential mortgage-backed securities	3,729	—	(3,722)	—	(137)	—	—	130	—
Commercial mortgage-backed securities	88,180	15,962	(815)	—	6,259	—	(16,418)	65	93,233
Other asset-backed securities	55,557	23,920	(1,291)	—	410	13,698	(40,276)	9	52,027
United States Government and agencies	8,726	—	—	—	563	—	—	4	9,293
State and political subdivisions	—	—	—	—	108	2,393	(2,501)	—	—
Non-redeemable preferred stocks	7,471	—	—	—	(103)	—	—	—	7,368
Total assets	$212,739	$41,882	$(9,501)	$—	$6,322	$42,829	$(68,319)	$177	$226,129

Liabilities
Future policy benefits - indexed product embedded derivatives	$9,374	$2,852	$(469)	$1,343	$—	$—	$—	$—	$13,100

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

Valuation of our Financial Instruments Not Reported at Fair Value by Hierarchy Levels

	June 30, 2017
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$904,209	$904,209
Policy loans	—	—	233,461	233,461
Other investments	—	—	2,012	2,012
Total assets	$—	$—	$1,139,682	$1,139,682

Liabilities
Future policy benefits	$—	$—	$4,020,385	$4,020,385
Supplementary contracts without life contingencies	—	—	335,425	335,425
Advance premiums and other deposits	—	—	260,025	260,025
Long-term debt	—	—	76,940	76,940
Liabilities related to separate accounts	—	—	623,191	623,191
Total liabilities	$—	$—	$5,315,966	$5,315,966

	December 31, 2016
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$840,337	$840,337
Policy loans	—	—	230,656	230,656
Other investments			1,912	1,912
Total assets	$—	$—	$1,072,905	$1,072,905

Liabilities
Future policy benefits	$—	$—	$3,887,399	$3,887,399
Supplementary contracts without life contingencies	—	—	330,633	330,633
Advance premiums and other deposits	—	—	257,171	257,171
Long-term debt	—	—	67,599	67,599
Liabilities related to separate accounts	—	—	593,760	593,760
Total liabilities	$—	$—	$5,136,562	$5,136,562

Level 3 Financial Instruments Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis, generally mortgage loans or real estate that have been deemed to be impaired during the reporting period. There were no mortgage loans or real estate impaired to fair value during the six months ended June 30, 2017 or June 30, 2016.

4. Defined Benefit Plan

We participate with several affiliates and an unaffiliated organization in various defined benefit plans, including a multiemployer plan. Our share of net periodic pension cost for the plans is recorded as expense in our consolidated statements of operations.

Components of Net Periodic Pension Cost for FBL and Affiliates Combined - Multiemployer Plan

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Service cost	$1,388	$1,448	$2,776	$2,896
Interest cost	3,531	3,612	7,062	7,224
Expected return on assets	(4,796)	(4,466)	(9,592)	(8,932)
Amortization of prior service cost	33	36	66	72
Amortization of actuarial loss	2,530	2,358	5,060	4,716
Net periodic pension cost	$2,686	$2,988	$5,372	$5,976

FBL Financial Group, Inc. share of net periodic pension costs	$851	$952	$1,702	$1,904

Components of Net Periodic Pension Cost for FBL and Affiliates Combined - Other Plans

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Service cost	$109	$84	$218	$168
Interest cost	251	241	502	482
Amortization of actuarial loss	293	230	586	460
Net periodic pension cost	$653	$555	$1,306	$1,110

FBL Financial Group, Inc. share of net periodic pension costs	$388	$315	$776	$630

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

6. Stockholders' Equity

Share Repurchases

Our Board of Directors approved a program to repurchase our Class A common stock. The repurchase program authorizes us to make repurchases in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. In connection with the Class A repurchase program, we made no repurchases during the six months ended June 30, 2017 and repurchased 10,322 shares for $0.6 million during the six months ended June 30, 2016. At June 30, 2017, $49.5 million remains available for repurchase under the repurchase program. Completion of this program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

Special Dividends

In March 2017, the Board of Directors approved a special $1.50 per share cash dividend payable to Class A and Class B common shareholders totaling $37.4 million. In March 2016, the Board of Directors approved a special $2.00 per share cash dividend payable to Class A and Class B common shareholders totaling $49.7 million.

Reconciliation of Outstanding Common Stock
	Class A		Class B		Total
	Shares	Dollars	Shares	Dollars	Shares	Dollars
	(Dollars in thousands)
Outstanding at January 1, 2016	24,796,763	$149,248	11,413	$72	24,808,176	$149,320
Issuance of common stock under compensation plans	62,821	2,314	—	—	62,821	2,314
Purchase of common stock	(10,322)	(63)	—	—	(10,322)	(63)
Outstanding at June 30, 2016	24,849,262	$151,499	11,413	$72	24,860,675	$151,571

Outstanding at January 1, 2017	24,882,542	$152,903	11,413	$72	24,893,955	$152,975
Issuance of common stock under compensation plans	34,613	440	—	—	34,613	440
Outstanding at June 30, 2017	24,917,155	$153,343	11,413	$72	24,928,568	$153,415

Accumulated Other Comprehensive Income, Net of Tax and Other Offsets

	Unrealized Net Investment Gains (Losses) on Available For Sale Securities (1)	Accumulated Non-Credit Impairment Losses	Underfunded Status of Postretirement Benefit Plans	Total
	(Dollars in thousands)
Balance at January 1, 2016	$120,787	$(114)	$(6,141)	$114,532
Other comprehensive loss before reclassifications	159,244	2,730	—	161,974
Reclassification adjustments	284	(952)	284	(384)
Balance at June 30, 2016	$280,315	$1,664	$(5,857)	$276,122

Balance at January 1, 2017	$156,963	$311	$(7,719)	$149,555
Other comprehensive income before reclassifications	61,285	1,201	—	62,486
Reclassification adjustments	(55)	—	371	316
Balance at June 30, 2017	$218,193	$1,512	$(7,348)	$212,357

(1)	Includes the impact of taxes, deferred acquisition costs, value of insurance in force acquired, unearned revenue reserves and policyholder liabilities. See Note 2 for further information.

Accumulated Other Comprehensive Income Reclassification Adjustments

	Six months ended June 30, 2017
	Unrealized Net Investment Gains (Losses) on Available For Sale Securities (1)	Accumulated Non-Credit Impairment Losses (1)	Underfunded Status of Postretirement Benefit Plans	Total
	(Dollars in thousands)
Realized capital gains on sales of investments	$(174)	$—	$—	$(174)
Adjustments for assumed changes in deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	89	—	—	89
Other expenses - change in unrecognized postretirement items:
Net actuarial loss	—	—	571	571
Reclassifications before income taxes	(85)	—	571	486
Income taxes	30	—	(200)	(170)
Reclassification adjustments	$(55)	$—	$371	$316

	Six months ended June 30, 2016
	Unrealized Net Investment Gains (Losses) on Available For Sale Securities (1)	Accumulated Non-Credit Impairment Losses (1)	Underfunded Status of Postretirement Benefit Plans	Total
	(Dollars in thousands)
Realized capital losses on sales of investments	$999	$—	$—	$999
Adjustments for assumed changes in deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	(562)	58	—	(504)
Other than temporary impairment losses	—	(1,522)	—	(1,522)
Other expenses - change in unrecognized postretirement items:
Net actuarial loss	—	—	437	437
Reclassifications before income taxes	437	(1,464)	437	(590)
Income taxes	(153)	512	(153)	206
Reclassification adjustments	$284	$(952)	$284	$(384)

(1)	See Note 2 for further information.

7. Earnings per Share

Computation of Earnings per Common Share

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share data)
Numerator:
Net income attributable to FBL Financial Group, Inc.	$32,291	$24,380	$58,724	$50,326
Less: Dividends on Series B preferred stock	37	37	75	75
Income available to common stockholders	$32,254	$24,343	$58,649	$50,251

Denominator:
Weighted average shares - basic	25,031,312	24,987,878	25,033,307	24,969,727
Effect of dilutive securities - stock-based compensation	19,663	42,566	20,777	50,358
Weighted average shares - diluted	25,050,975	25,030,444	25,054,084	25,020,085

Earnings per common share	$1.29	$0.97	$2.34	$2.01
Earnings per common share - assuming dilution:	$1.29	$0.97	$2.34	$2.01

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

We use operating income (a non-GAAP measure), in addition to net income, to measure our performance. Operating income, for the periods presented, consists of net income adjusted to exclude the impact of realized gains and losses on investments and the change in net unrealized gains and losses on derivatives, which can fluctuate greatly from period to period. These fluctuations make it difficult to analyze core operating trends. In addition, for derivatives not designated as hedges, there is a mismatch between the valuation of the asset and liability when deriving net income (loss). Specifically, call options relating to our indexed business are one-year assets while the embedded derivatives in the indexed contracts represent the rights of the contract holder to receive index credits over the entire period the indexed annuities are expected to be in force.
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

In the fourth quarter of 2016, due to changes in product offerings since the last amendment to our policy for calculating operating income, we refined our calculation of operating income to include offsets related to changes in interest sensitive product reserves. These offsets, net of tax, decreased operating income $0.7 million in the second quarter of 2017 and $0.3 million in the six months ended June 30, 2017. These offsets, net of tax, not taken into account in the computation of operating income for the second quarter of 2016 would have increased operating income by less than $0.1 million and increased operating income for the six months ended June 30, 2016 by $0.1 million.

Reconciliation Between Net Income and Operating Income

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Net income attributable to FBL Financial Group, Inc.	$32,291	$24,380	$58,724	$50,326
Operating income adjustments:
Realized gains/losses on investments (1)	(788)	1,147	(234)	1,544
Change in net unrealized gains/losses on derivatives (1)	(686)	149	(685)	124
Operating income	$30,817	$25,676	$57,805	$51,994

Financial Information Concerning our Operating Segments

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Pre-tax operating income:
Annuity	$18,174	$16,348	$34,595	$33,496
Life Insurance	17,631	14,473	31,380	28,544
Corporate and Other	4,195	1,972	8,357	4,461
Total pre-tax operating income	40,000	32,793	74,332	66,501
Income taxes on operating income	(9,183)	(7,117)	(16,527)	(14,507)
Operating income	$30,817	$25,676	$57,805	$51,994

Operating revenues:
Annuity	$56,833	$53,954	$111,884	$106,133
Life Insurance	107,068	104,724	211,211	208,327
Corporate and Other	24,104	23,283	47,770	46,707
	188,005	181,961	370,865	361,167
Net realized gains/losses on investments (1)	794	(2,261)	313	(2,868)
Change in net unrealized gains/losses on derivatives (1)	198	1,585	(261)	2,652
Consolidated revenues	$188,997	$181,285	$370,917	$360,951

(1)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred acquisition costs and value of insurance in force acquired, as well as changes in interest sensitive product reserves and income taxes attributable to these items.

Interest expense is attributable to the Corporate and Other segment. Expenditures for long-lived assets were not significant during the periods presented above. Goodwill at June 30, 2017 and December 31, 2016 was allocated among the segments as follows: Annuity ($3.9 million) and Life Insurance ($6.1 million).

Prior to 2017, securities and indebtedness of related parties were attributable to the Corporate and Other segment. In 2017, we began to assign a portion of our investments held in securities and indebtedness of related parties to the Life Insurance segment. The following chart provides the related equity income (loss) by segment.

Equity Income (Loss) by Operating Segment

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Pre-tax equity income (loss):
Life Insurance	$1,289	$—	$2,455	$—
Corporate and Other	(2,279)	(1,446)	(3,903)	(2,674)
Total pre-tax equity loss	(990)	(1,446)	(1,448)	(2,674)

Income taxes	3,914	4,059	7,603	7,939
Equity income, net of related income taxes	$2,924	$2,613	$6,155	$5,265

Premiums collected, which is not a measure used in financial statements prepared according to GAAP, includes premiums received on life insurance policies and deposits on annuities and universal life-type products. Premiums collected is a common life insurance industry measure of agent productivity. Net premiums collected totaled $165.9 million for the quarter ended June 30, 2017 and $186.9 million for the same period in 2016. Net premiums collected totaled $335.7 million for the six months ended June 30, 2017 and $360.1 million for the same period in 2016.

Under GAAP, premiums on whole life and term life policies are recognized as revenues over the premium-paying period and reported in the Life Insurance segment. The following chart provides a reconciliation of life insurance premiums collected to those reported in the GAAP financial statements.

Reconciliation of Traditional Life Insurance Premiums, Net of Reinsurance

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Traditional and universal life insurance premiums collected	$75,162	$70,211	$148,735	$141,924
Premiums collected on interest sensitive products	(26,164)	(21,173)	(50,879)	(42,209)
Traditional life insurance premiums collected	48,998	49,038	97,856	99,715
Change in due premiums and other	1,264	567	840	28
Traditional life insurance premiums as included in the Consolidated Statements of Operations	$50,262	$49,605	$98,696	$99,743

There is no comparable GAAP financial measure for premiums collected on annuities and universal life-type products. GAAP revenues for those interest sensitive and variable products consist of various policy charges and fees assessed on those contracts, as summarized in the chart below.

Interest Sensitive Product Charges by Segment

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Annuity
Surrender charges and other	$1,202	$932	$2,337	$1,874

Life Insurance
Administration charges	$3,899	$3,583	$7,764	$7,087
Cost of insurance charges	12,369	12,042	24,404	23,867
Surrender charges	469	310	994	526
Amortization of policy initiation fees	620	720	1,284	948
Total	$17,357	$16,655	$34,446	$32,428

Corporate and Other
Administration charges	$1,377	$1,478	$2,802	$2,919
Cost of insurance charges	7,269	7,433	14,594	14,949
Surrender charges	27	47	79	73
Separate account charges	2,027	1,993	4,029	3,971
Amortization of policy initiation fees	197	489	370	924
Total	$10,897	$11,440	$21,874	$22,836

Interest sensitive product charges as included in the Consolidated Statements of Operations	$29,456	$29,027	$58,657	$57,138

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

Economic and other environmental factors that may impact our business include, but are not limited to, the following:

•	Gross Domestic Product increased at an annual rate of 2.6% during the second quarter of 2017 based on recent estimates.

•	U.S. unemployment was estimated to be 4.4% at the end of the second quarter of 2017.

•	U.S. net farm income is forecast to decrease 8.7% and farm real estate values are forecast to decrease 0.3% during 2017 according to recent U.S. Department of Agriculture forecasts.

•	The U.S. 10-year Treasury yield decreased during the second quarter of 2017 to 2.31% at June 30, 2017 from 2.40% at March 31, 2017.

•	Continued uncertainty as to actions the United States government will take to address the national debt, including potential actions to change the tax advantages of life insurance.

•
The ultimate resolution of the Department of Labor's new rules that expand our fiduciary responsibilities for sales of insurance products to be used in retirement plans. See Part II, Item 1A for further discussion.

The low market interest rate environment continues to impact our investment yields as well as the interest we credit on our interest sensitive products. The benchmark 10-year U.S. Treasury yield decreased while credit spreads tightened during the second quarter of 2017. Low crediting rates pose challenges to maintaining attractive annuity and universal life products, although our rates are comparable to other insurance companies, allowing us to maintain our competitive position within the market. We experienced an increase in the fair value of our fixed maturity security portfolio during the second quarter of 2017 primarily due to a decrease in market yields. See the segment discussion and “Financial Condition” section that follows for additional information regarding the impact of low market interest rates on our business.

Results of Operations for the Periods Ended June 30, 2017 and 2016

	Three months ended June 30,			Six months ended June 30,
	2017	2016	Change	2017	2016	Change
	(Dollars in thousands, except per share data)
Net income attributable to FBL Financial Group, Inc.	$32,291	$24,380	32%	$58,724	$50,326	17%
Operating income adjustments:
Realized gains/losses on investments (1)	(788)	1,147	(169)%	(234)	1,544	(115)%
Change in net unrealized gains/losses on derivatives (1)	(686)	149	(560)%	(685)	124	(652)%
Operating income (2)	$30,817	$25,676	20%	$57,805	$51,994	11%

Pre-tax operating income:
Annuity segment	$18,174	$16,348	11%	$34,595	$33,496	3%
Life Insurance segment	17,631	14,473	22%	31,380	28,544	10%
Corporate and Other segment	4,195	1,972	113%	8,357	4,461	87%
Total pre-tax operating income	40,000	32,793	22%	74,332	66,501	12%
Income taxes on operating income	(9,183)	(7,117)	29%	(16,527)	(14,507)	14%
Operating income (2)	$30,817	$25,676	20%	$57,805	$51,994	11%

Earnings per common share - assuming dilution	$1.29	$0.97	33%	$2.34	$2.01	16%
Operating income per common share - assuming dilution (2)	1.23	1.02	21%	2.30	2.08	11%
Effective tax rate on operating income	23%	22%		22%	22%
Average invested assets, at amortized cost (3)				$8,001,013	$7,647,041	5%
Annualized yield on average invested assets (3)				5.35%	5.44%

(1)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred acquisition costs and value of insurance in force acquired, as well as changes in interest sensitive product reserves and income taxes attributable to these items.

(2)	Operating income is a non-GAAP measure of earnings, see Note 8 to our consolidated financial statements.

(3)	Average invested assets and annualized yield including, beginning in 2017, investments held as securities and indebtedness of related parties; 2016 amounts have been adjusted for comparability.

Our net income and operating income increased in the second quarter of 2017 and the six months ended June 30, 2017, compared to the prior year periods, primarily due to the impact from an increase in the volume of business in force and the impact of prior-year unlocking in 2016, partially offset by increases in death benefits. The increase for the six-month period was also impacted by a decrease in amortization of deferred acquisition costs from the impact of market performance on our variable business. See the discussion that follows for details regarding operating income by segment.

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

Annuity Segment

	Three months ended June 30,			Six months ended June 30,
	2017	2016	Change	2017	2016	Change
	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges	$1,202	$932	29%	$2,337	$1,874	25%
Net investment income	55,631	53,022	5%	109,547	104,259	5%
Total operating revenues	56,833	53,954	5%	111,884	106,133	5%

Benefits and expenses:
Interest sensitive product benefits	29,865	27,591	8%	59,743	54,077	10%
Underwriting, acquisition and insurance expenses:
Commissions net of deferrals	483	523	(8)%	1,014	1,093	(7)%
Amortization of deferred acquisition costs	2,783	3,905	(29)%	5,311	6,243	(15)%
Amortization of value of insurance in force	170	372	(54)%	340	547	(38)%
Other underwriting expenses	5,358	5,215	3%	10,881	10,677	2%
Total underwriting, acquisition and insurance expenses	8,794	10,015	(12)%	17,546	18,560	(5)%
Total benefits and expenses	38,659	37,606	3%	77,289	72,637	6%
Pre-tax operating income (1)	$18,174	$16,348	11%	$34,595	$33,496	3%

Other data
Annuity premiums collected, direct (2)	$76,539	$100,447	(24)%	$158,002	$186,122	(15)%
Policy liabilities and accruals, end of period				4,236,547	4,072,349	4%
Average invested assets, at amortized cost				4,327,948	4,090,279	6%
Other investment-related income included in net investment income (3)	2,515	3,064	(18)%	3,115	4,548	(32)%
Average individual annuity account value				3,009,171	2,837,274	6%

Earned spread on individual annuity products:
Weighted average yield on cash and invested assets				5.20%	5.34%
Weighted average interest crediting rate				2.62%	2.70%
Spread				2.58%	2.64%

Individual annuity withdrawal rate				4.1%	3.7%

(1)	Pre-tax operating income is a non-GAAP measure of earnings, see Note 8 to our consolidated financial statements.

(2)	Premiums collected is a non-GAAP measure of sales production, see Note 8 to our consolidated financial statements.

(3)	Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our payment speed assumptions.

Pre-tax operating income for the Annuity segment increased in the second quarter of 2017 and the six months ended June 30, 2017, compared to the prior year periods, primarily due to the impact of an increase in the volume of business in force and the impact of unlocking in 2016, partially offset by lower other investment-related income.

The average aggregate account value for individual annuity contracts in force increased in the six months ended June 30, 2017, compared to the prior year period, due to continued sales and the crediting of interest. Continued growth in our business in force contributes to increases in revenues, benefits and expenses. Premiums collected were lower in the second quarter of 2017 and the six months ended June 30, 2017, compared to the prior year periods, due to decreased sales of indexed annuity products and fixed rate deferred annuity products. Individual fixed rate deferred annuity collected premiums were $46.9 million in the second quarter of 2017 and $103.8 million in the six months ended June 30, 2017, compared to $60.7 million in the second quarter of 2016 and $115.2 million in the six months ended June 30, 2016. Indexed annuity collected premiums were $28.8 million in the second quarter of 2017 and $52.3 million in the six months ended June 30, 2017, compared to $36.7 million in the second quarter of 2016 and $65.9 million in the six months ended June 30, 2016.

The Annuity segment also includes advances on our funding agreements with FHLB. Outstanding funding agreements totaled $399.2 million at June 30, 2017 and $408.8 million at June 30, 2016.

Amortization of deferred acquisition costs and the volume of insurance in force changed during the second quarter of 2017 and the six months ended June 30, 2017, compared to the prior year periods, due to changes in actual and expected profits on the underlying business. Amortization was also impacted in the second quarter of 2016 due to unlocking our projected investment and spread income assumptions. There was no unlocking that took place in 2017. The impact of unlocking on pre-tax operating income for the quarter and six months ended June 30, 2016 was as follows:

Impact of Unlocking on Pre-tax Operating Income

	Three months ended June 30,	Six months ended June 30,
	2016	2016
	(Dollars in thousands)
Amortization of deferred sales inducements reported in interest sensitive product benefits	$1	$1
Amortization of deferred acquisition costs	(1,219)	(1,219)
Amortization of value of insurance in force acquired	(194)	(194)
Decrease to pre-tax operating income (1)	$(1,412)	$(1,412)

(1)	Pre-tax operating income is a non-GAAP measure of earnings, see Note 8 to our consolidated financial statements.

The weighted average yield on cash and invested assets for individual annuities decreased for the six months ended June 30, 2017, compared to the prior year period, primarily due to lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, compared with the average existing portfolio yield, partially offset by higher other investment-related income. See the "Financial Condition" section for additional information regarding the yields obtained on investment acquisitions. Weighted average interest crediting rates on our individual annuity products decreased due to crediting rate actions taken in 2016 and 2017 in response to the declining portfolio yield and a change in the underlying product mix.

Life Insurance Segment

	Three months ended June 30,			Six months ended June 30,
	2017	2016	Change	2017	2016	Change
	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges and other income	$17,370	$16,549	5%	$34,310	$32,260	6%
Traditional life insurance premiums	50,262	49,605	1%	98,696	99,743	(1)%
Net investment income	39,436	38,570	2%	78,205	76,324	2%
Total operating revenues	107,068	104,724	2%	211,211	208,327	1%

Benefits and expenses:
Interest sensitive product benefits:
Interest credited	7,983	8,130	(2)%	16,170	16,396	(1)%
Death benefits and other	13,622	12,169	12%	27,894	20,972	33%
Total interest sensitive product benefits	21,605	20,299	6%	44,064	37,368	18%
Traditional life insurance benefits:
Death benefits	19,997	20,019	—%	41,664	41,142	1%
Surrender and other benefits	8,936	8,215	9%	19,365	16,856	15%
Increase in traditional life future policy benefits	13,678	15,160	(10)%	24,537	29,961	(18)%
Total traditional life insurance benefits	42,611	43,394	(2)%	85,566	87,959	(3)%
Distributions to participating policyholders	2,557	2,515	2%	5,110	5,555	(8)%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	4,874	4,338	12%	9,777	8,808	11%
Amortization of deferred acquisition costs	4,519	4,878	(7)%	8,430	10,102	(17)%
Amortization of value of insurance in force	375	377	(1)%	750	754	(1)%
Other underwriting expenses	14,185	14,450	(2)%	28,589	29,237	(2)%
Total underwriting, acquisition and insurance expenses	23,953	24,043	—%	47,546	48,901	(3)%
Total benefits and expenses	90,726	90,251	1%	182,286	179,783	1%
	16,342	14,473	13%	28,925	28,544	1%
Equity income, before tax	1,289	—	N/A	2,455	—	N/A
Pre-tax operating income (1)	$17,631	$14,473	22%	$31,380	$28,544	10%

Life Insurance Segment - continued

	Three months ended June 30,			Six months ended June 30,
	2017	2016	Change	2017	2016	Change
	(Dollars in thousands)
Other data
Life premiums collected, net of reinsurance (2)	$75,162	$70,211	7%	$148,735	$141,924	5%
Policy liabilities and accruals, end of period				2,833,191	2,721,230	4%
Life insurance in force, end of period				56,967,379	54,995,983	4%
Average invested assets, at amortized cost (3)				2,900,290	2,790,979	4%
Other investment-related income included in net investment income (4)	763	370	106%	884	491	80%
Average interest sensitive life account value				824,152	806,052	2%

Interest sensitive life insurance spread:
Weighted average yield on cash and invested assets (3)				5.59%	5.58%
Weighted average interest crediting rate				3.77%	3.80%
Spread				1.82%	1.78%

Life insurance lapse and surrender rates				4.9%	5.8%
Death benefits, net of reinsurance and reserves released	21,292	17,753	20%	$44,273	$36,455	21%

(1)	Pre-tax operating income is a non-GAAP measure of earnings, see Note 8 to our consolidated financial statements.

(2)	Premiums collected is a non-GAAP measure of sales production, see Note 8 to our consolidated financial statements.

(3)	Average invested assets and weighted average yield including investments held as securities and indebtedness of related parties.

(4)	Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our payment speed assumptions.

Pre-tax operating income for the Life Insurance segment increased in the second quarter of 2017 and the six months ended June 30, 2017, compared to the prior year periods, primarily due to the impact of an increase in the volume of business in force and the impact of unlocking in 2016, partially offset by an increase in death benefits.

Amortization of deferred acquisition costs, deferred sales inducements, the value of insurance in force and unearned revenue reserves changed during the second quarter of 2017 and the six months ended June 30, 2017, compared to the prior year periods, due to changes in actual and expected profits on the underlying business. Amortization, as well as reserves held on certain interest sensitive products, was also impacted in the second quarter of 2016 due to unlocking our projected investment and spread income assumptions. There was no unlocking that took place in 2017. The impact of unlocking on pre-tax operating income for the quarter and six months ended June 30, 2016 was as follows:

Impact of Unlocking on Pre-tax Operating Income

	Three months ended June 30,	Six months ended June 30,
	2016	2016
	(Dollars in thousands)
Amortization of unearned revenue reserve reported in interest sensitive product charges and other income	$114	$114
Amortization of deferred sales inducements reported in interest sensitive product benefits	3	3
Amortization of deferred acquisition costs	(274)	(274)
Changes in interest sensitive products reserves	(3,211)	(3,211)
Decrease to pre-tax operating income (1)	$(3,368)	$(3,368)

(1)	Pre-tax operating income is a non-GAAP measure of earnings, see Note 8 to our consolidated financial statements.

Death benefits, net of reinsurance and reserves released, increased in the second quarter of 2017 and the six months ended June 30, 2017, compared to the prior year periods, primarily due to increases in the average size of claims. Surrenders and other benefits increased in the second quarter of 2017 and the six months ended June 30, 2017, compared to the prior year periods, primarily due to an increase in the average size of policies surrendered.

In 2017, we began to assign a portion of our investments held in securities and indebtedness of related parties to the Life Insurance segment. These investments include equity interests in limited liability partnerships and corporations, accounted for under the equity method of accounting. Equity income, before tax, consists of our proportionate share of gains and losses attributable to our relative ownership interest in these investments. See the Equity Income discussion that follows for additional information regarding these investments.

The weighted average yield on cash and invested assets for interest sensitive life insurance products increased for the six months ended June 30, 2017, compared to the prior year period, due to higher other investment-related income and transfer of higher yielding assets from the Corporate and Other segment into the Life Insurance segment, resulting in improved yields. This is partially offset by lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, compared with the average existing portfolio yield. See the "Financial Condition" section for additional information regarding the yields obtained on investment acquisitions. Weighted average interest crediting rates on our interest sensitive life insurance products decreased due to crediting rate actions taken in 2016 and 2017 in response to the declining portfolio yield.

Corporate and Other Segment

	Three months ended June 30,			Six months ended June 30,
	2017	2016	Change	2017	2016	Change
	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges	$10,894	$11,425	(5)%	$21,872	$22,821	(4)%
Net investment income	8,643	7,545	15%	17,411	15,872	10%
Other income	4,567	4,313	6%	8,487	8,014	6%
Total operating revenues	24,104	23,283	4%	47,770	46,707	2%

Benefits and expenses:
Interest sensitive product benefits	7,894	9,145	(14)%	17,953	18,843	(5)%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	812	822	(1)%	1,533	1,579	(3)%
Amortization of deferred acquisition costs	1,223	2,569	(52)%	1,860	4,557	(59)%
Other underwriting expenses	1,721	1,669	3%	2,819	3,372	(16)%
Total underwriting, acquisition and insurance expenses	3,756	5,060	(26)%	6,212	9,508	(35)%
Interest expense	1,213	1,213	—%	2,425	2,425	—%
Other expenses	4,740	4,435	7%	8,891	8,793	1%
Total benefits and expenses	17,603	19,853	(11)%	35,481	39,569	(10)%
	6,501	3,430	90%	12,289	7,138	72%
Net income attributable to noncontrolling interest	(27)	(12)	125%	(29)	(3)	867%
Equity loss, before tax	(2,279)	(1,446)	58%	(3,903)	(2,674)	46%
Pre-tax operating income (1)	$4,195	$1,972	113%	$8,357	$4,461	87%

Corporate and Other Segment - continued

	Three months ended June 30,			Six months ended June 30,
	2017	2016	Change	2017	2016	Change
Other data
Average invested assets, at amortized cost (2)				$772,775	$785,782	(2)%
Other investment-related income included in net investment income (3)	117	(289)	(140)%	467	(286)	(263)%
Average interest sensitive life account value				362,195	348,827	4%
Death benefits, net of reinsurance and reserves released	4,679	5,914	(21)%	11,564	12,367	(6)%
Estimated impact on pre-tax income from separate account performance on amortization of deferred acquisition costs (1)	330	(96)	(444)%	1,261	(696)	(281)%

(1)	Pre-tax operating income is a non-GAAP measure of earnings, see Note 8 to our consolidated financial statements.

(2)	Average invested assets including, beginning in 2017, investments held as securities and indebtedness of related parties; the prior period amount has been adjusted for comparability.

(3)	Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our payment speed assumptions.

Pre-tax operating income increased for the Corporate and Other segment in the second quarter of 2017 and the six months ended June 30, 2017, compared to the prior year periods, primarily due to decreases in death benefits, the impact of unlocking in 2016, and decreases in amortization of deferred acquisition costs from the impact of market performance on our variable business, partially offset by an increase in pre-tax equity losses.

Death benefits, net of reinsurance and reserves released, decreased in the second quarter of 2017 and the six months ended June 30, 2017, compared to the prior year periods, primarily due to decreases in the average size of claims.

Amortization of deferred acquisition costs, deferred sales inducements and unearned revenue reserves changed during the second quarter of 2017 and the six months ended June 30, 2017, compared to the prior year periods, due to the impact of market performance on our variable business and unlocking, in the second quarter of 2016, of our projected investment and spread income assumptions. There was no unlocking that took place in 2017. The impact of unlocking on pre-tax operating income for the quarter and six months ended June 30, 2016 was as follows:

Impact of Unlocking on Pre-tax Operating Income

	Three months ended June 30,	Six months ended June 30,
	2016	2016
	(Dollars in thousands)
Amortization of unearned revenue reserve reported in interest sensitive product charges	$183	$183
Amortization of deferred sales inducements reported in interest sensitive product benefits	(13)	(13)
Amortization of deferred acquisition costs	(1,037)	(1,037)
Changes in certain product reserves reported in interest sensitive product benefits	(54)	(54)
Increase (decrease) to pre-tax operating income (1)	$(921)	$(921)

(1)	Pre-tax operating income is a non-GAAP measure of earnings, see Note 8 to our consolidated financial statements.

Other income and other expenses includes fees and expenses from sales of brokered products and operating results of our non-insurance subsidiaries, which include management, advisory, marketing and distribution services and leasing activities.

In 2017, we began to assign a portion of our investments held in securities and indebtedness of related parties from the Corporate and Other segment to the Life Insurance segment. These investments include equity interests in limited liability partnerships and corporations, accounted for under the equity method of accounting. Equity loss, before tax, consists of our proportionate share of gains and losses attributable to our relative ownership interest in these investments. See the Equity Income discussion that follows for additional information regarding these investments.

Equity Income

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Equity income (loss):
Low income housing tax credit partnerships	$(2,938)	$(2,508)	$(4,743)	$(4,047)
Other equity method investments	1,948	1,062	3,295	1,373
	(990)	(1,446)	(1,448)	(2,674)
Income taxes:
Taxes on equity income (loss)	346	507	506	937
Investment tax credits	3,568	3,552	7,097	7,002
Equity income, net of related income taxes	$2,924	$2,613	$6,155	$5,265

Equity income includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest. Given the timing of availability of financial information from our equity investees, we will use information that is as much as three months in arrears for certain of these entities. Several of these entities are investment companies whose operating results are derived primarily from unrealized and realized gains and losses generated by their investment portfolios. As is normal with these types of entities, the level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment, changes in prices of bond and equity securities held by the investment partnerships, the timing and success of initial public offerings or exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures. Our LIHTC investments generate pre-tax losses and after-tax gains as the related tax credits are realized. The timing of the realization of tax credits is subject to fluctuation from period to period due to the timing of housing project completions and the approval of tax credits.

Income Taxes on Operating Income

The effective tax rate on operating income was 23.0% for the second quarter of 2017 and 22.2% for the six months ended June 30, 2017, compared with 21.7% for the second quarter of 2016 and 21.8% for the six months ended June 30, 2016. The effective tax rates differ from the federal statutory rate of 35% primarily due to the impact of low-income housing tax credits from equity method investees and tax-exempt interest and dividend income.

Impact of Operating Income Adjustments on FBL Net Income

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Realized gains (losses) on investments	$921	$(2,294)	$452	$(2,901)
Change in net unrealized gains/losses on derivatives	107	64	58	(37)
Change in amortization of:
Deferred acquisition costs	349	202	614	334
Value of insurance in force acquired	—	—	—	3
Unearned revenue reserve	(127)	33	(139)	33
Reserve change offset on interest sensitive products (1)	1,018	—	428	—
Income tax offset	(794)	699	(494)	900
Net impact of operating income adjustments	$1,474	$(1,296)	$919	$(1,668)

Impact of Operating Income Adjustments on FBL Net Income, continued

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Summary of adjustments noted above after offsets and income taxes:
Net realized gains/losses on investments	$788	$(1,147)	$234	$(1,544)
Change in net unrealized gains/losses on derivatives	686	(149)	685	(124)
Net impact of operating income adjustments	$1,474	$(1,296)	$919	$(1,668)
Net impact per common share - basic	$0.06	$(0.05)	$0.04	$(0.07)
Net impact per common share - assuming dilution	$0.06	$(0.05)	$0.04	$(0.07)

(1)
In the fourth quarter of 2016, we refined our calculation of operating income to include offsets relating to changes in interest sensitive product reserves; see Note 8 to our consolidated financial statements for additional details. These offsets, net of tax, not taken into account would have increased operating income in the second quarter of 2016 by less than $0.1 million and increased operating income for the six months ended June 30, 2016 by $0.1 million.

Income taxes on operating income adjustments on continuing operations are recorded at 35% as there are no permanent differences between book and taxable income relating to these adjustments.

Realized Gains (Losses) on Investments

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Realized gains (losses) on investments:
Realized gains on sales	$1,425	$6,108	$1,549	$7,698
Realized losses on sales	(504)	(8,377)	(1,031)	(8,377)
Total other-than-temporary impairment charges	—	(25)	(66)	(3,744)
Net realized investment gains (losses)	921	(2,294)	452	(4,423)
Non-credit losses included in other comprehensive income	—	—	—	1,522
Total reported in statements of operations	$921	$(2,294)	$452	$(2,901)

The level of realized gains (losses) is subject to fluctuation from period to period due to movements in credit spreads and prevailing interest rates, changes in the economic environment, the timing of the sales of the investments generating realized gains and losses, as well as the timing of other than temporary impairment charges. During the three months ended June 30, 2017, we sold securities to reduce our exposure to the energy sector, resulting in realized gains of $0.4 million and realized losses of $0.4 million. During the six months ended June 30, 2017, we sold securities to reduce our exposure to a retailer, resulting in realized losses of $0.5 million. See "Financial Condition - Investments" and Note 2 to our consolidated financial statements for details regarding our unrealized gains and losses on available-for-sale securities at June 30, 2017 and December 31, 2016.

Investment Credit Impairment Losses Recognized in Net Income

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Residential mortgage-backed	$—	$—	$66	$2,172
Other	—	25	—	50
Total other-than-temporary impairment losses reported in net income	$—	$25	$66	$2,222

Other-than-temporary credit impairment losses for the six months ended June 30, 2017 were incurred within a residential mortgage-backed security due to defaults in the underlying loans, resulting in a decline in the present value of expected cash flows. Other-than-temporary credit impairment losses for the six months ended June 30, 2016 were incurred within residential mortgage-backed securities due to reduced reliance on insurance credit support resulting in a decline in the present value of expected cash flows. An impairment charge was also recognized on other assets for the three and six months ended June 30, 2016 due to uncollectibility.

Financial Condition

Investments

Our investment portfolio increased 3.4% to $8,454.9 million at June 30, 2017 compared to $8,174.7 million at December 31, 2016. The portfolio increased due to positive cash flows from operating activities, as well as an increase of $137.7 million of net unrealized appreciation of fixed maturities during 2017. Additional details regarding securities in an unrealized gain or loss position at June 30, 2017 are included in the discussion that follows and in Note 2 to our consolidated financial statements. Details regarding investment impairments are discussed above in the "Realized Gains (Losses) on Investments" section under "Results of Operations."

We manage the investment portfolio to optimize risk-adjusted yield within the context of prudent asset-liability management. We evaluate multiple cash flow testing scenarios as part of this process. The Company's investment policy calls for investing primarily in high quality fixed maturities and commercial mortgage loans.

Fixed Maturity Acquisitions Selected Information

	Six months ended June 30,
	2017	2016
	(Dollars in thousands)
Cost of acquisitions:
Corporate	$93,917	$144,739
Mortgage- and asset-backed	232,152	185,644
United States Government and agencies	748	500
Tax-exempt municipals	17,566	8,135
Taxable municipals	11,715	15,750
Total	$356,098	$354,768
Effective annual yield	4.03%	4.37%
Credit quality
NAIC 1 designation	67.9%	63.0%
NAIC 2 designation	32.1%	37.0%
Weighted-average life in years	13.0	12.0
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

A portion of the securities acquired during the six months ended June 30, 2017 and June 30, 2016 were obtained with the proceeds from advances on our funding agreements with the FHLB. The securities acquired to support these funding agreements often carry a lower average yield than securities acquired to support our other insurance products, due to the shorter maturity and relatively low interest rate paid on those advances. In addition, certain municipal securities acquired are exempt from federal income taxes, and accordingly have a higher actual return than reflected in the yields stated above. The average yield of the securities acquired, excluding the securities supporting the funding agreements and using a tax-adjusted yield for the municipal securities, was 4.06% during the six months ended June 30, 2017 and was 4.64% during the six months ended June 30, 2016.

Investment Portfolio Summary

	June 30, 2017		December 31, 2016
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities - available for sale:
Public	$5,475,416	64.8%	$5,320,670	65.2%
144A private placement	1,498,696	17.7	1,442,589	17.6
Private placement	238,434	2.8	245,531	3.0
Total fixed maturities - available for sale	7,212,546	85.3	7,008,790	85.8
Equity securities	131,435	1.6	132,968	1.6
Mortgage loans	878,435	10.3	816,471	10.0
Real estate	1,543	—	1,955	—
Policy loans	188,630	2.2	188,254	2.3
Short-term investments	29,621	0.4	16,348	0.2
Other investments	12,693	0.2	9,874	0.1
Total investments	$8,454,903	100.0%	$8,174,660	100.0%

As of June 30, 2017, 96.2% (based on carrying value) of the available-for-sale fixed maturities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of June 30, 2017, no single non-investment grade holding exceeded 0.2% of total investments.

Credit Quality by NAIC Designation and Equivalent Rating

		June 30, 2017		December 31, 2016
NAIC Designation	Equivalent Rating (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$4,612,495	63.9%	$4,465,027	63.7%
2	BBB	2,326,702	32.3	2,232,384	31.9
	Total investment grade	6,939,197	96.2	6,697,411	95.6
3	BB	194,560	2.7	209,092	2.9
4	B	58,146	0.8	81,210	1.2
5	CCC	12,861	0.2	13,705	0.2
6	In or near default	7,782	0.1	7,372	0.1
	Total below investment grade	273,349	3.8	311,379	4.4
	Total fixed maturities - available for sale	$7,212,546	100.0%	$7,008,790	100.0%

(1)
Equivalent ratings are based on those provided by nationally recognized rating agencies with some exceptions for certain residential mortgage, commercial mortgage- and asset-backed securities where they are based on the expected loss of the security rather than the probability of default. This may result in a final designation being higher or lower than the equivalent credit rating.

See Note 2 to our consolidated financial statements for a summary of fixed maturities by contractual maturity date.

Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification

	June 30, 2017
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$356,200	$306,159	$23,699	$50,041	$(2,166)
Capital goods	293,544	273,875	22,357	19,669	(1,517)
Communications	151,607	129,124	12,081	22,483	(1,631)
Consumer cyclical	126,344	110,602	9,456	15,742	(733)
Consumer non-cyclical	500,261	436,656	34,716	63,605	(2,924)
Energy	473,493	374,360	27,768	99,133	(9,509)
Finance	753,793	644,658	48,978	109,135	(1,973)
Transportation	103,296	90,653	7,387	12,643	(622)
Utilities	814,511	785,997	94,540	28,514	(2,856)
Other	179,547	174,692	11,952	4,855	(114)
Total corporate securities	3,752,596	3,326,776	292,934	425,820	(24,045)
Mortgage- and asset-backed securities	1,899,642	1,502,941	90,087	396,701	(7,532)
United States Government and agencies	28,274	21,575	1,716	6,699	(25)
State and political subdivisions	1,532,034	1,459,639	134,139	72,395	(2,520)
Total	$7,212,546	$6,310,931	$518,876	$901,615	$(34,122)

	December 31, 2016
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$342,832	$220,528	$15,557	$122,304	$(6,904)
Capital goods	273,602	222,671	17,451	50,931	(2,580)
Communications	148,355	114,397	9,923	33,958	(2,819)
Consumer cyclical	132,492	110,335	8,387	22,157	(602)
Consumer non-cyclical	477,132	309,320	22,128	167,812	(8,181)
Energy	490,128	336,139	25,404	153,989	(13,643)
Finance	753,213	529,277	34,925	223,936	(6,672)
Transportation	109,228	95,944	6,215	13,284	(1,929)
Utilities	802,346	667,397	80,459	134,949	(5,489)
Other	179,327	139,082	8,152	40,245	(1,124)
Total corporate securities	3,708,655	2,745,090	228,601	963,565	(49,943)
Mortgage- and asset-backed securities	1,768,904	1,124,418	71,612	644,486	(16,834)
United States Government and agencies	32,072	25,634	1,629	6,438	(132)
State and political subdivisions	1,499,159	1,349,107	119,298	150,052	(7,152)
Total	$7,008,790	$5,244,249	$421,140	$1,764,541	$(74,061)

Gross Unrealized Gains and Gross Unrealized Losses by Energy Industry Classification

	June 30, 2017
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Energy securities:
Midstream	$186,548	$146,053	$7,697	$40,495	$(1,654)
Oil field services	40,093	24,441	2,104	15,652	(5,956)
Independent exploration & production	123,733	93,803	7,362	29,930	(1,410)
Integrated energy	79,055	73,469	7,213	5,586	(159)
Refiners	44,064	36,594	3,392	7,470	(330)
Total	$473,493	$374,360	$27,768	$99,133	$(9,509)

	December 31, 2016
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Energy securities:
Midstream	$179,533	$112,683	$6,333	$66,850	$(3,997)
Oil field services	54,898	27,135	2,181	27,763	(5,648)
Independent exploration & production	128,329	98,242	8,092	30,087	(2,477)
Integrated energy	84,319	64,107	5,759	20,212	(494)
Refiners	43,049	33,972	3,039	9,077	(1,027)
Total	$490,128	$336,139	$25,404	$153,989	$(13,643)

At June 30, 2017, 83.7% of our energy holdings were investment grade. Our non-investment grade holdings included oil field services issuers with a carrying value of $17.9 million and an unrealized loss of $5.1 million and midstream issuers with a carrying value of $22.2 million and an unrealized loss of $0.3 million.

Non-Sovereign European Debt Exposure

	June 30, 2017		December 31, 2016
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
Italy	$19,724	$21,558	$19,720	$20,769
Spain	27,105	30,378	27,130	29,932
Ireland	14,005	15,112	13,988	15,143
Subtotal	60,834	67,048	60,838	65,844
United Kingdom	149,364	157,076	151,724	154,865
Netherlands	51,830	56,198	57,839	61,184
France	32,051	36,026	32,052	34,698
Other countries	91,054	97,066	95,047	99,494
Subtotal	324,299	346,366	336,662	350,241
Total European exposure	$385,133	$413,414	$397,500	$416,085

The table above reflects our exposure to non-sovereign European debt. This represents 5.7% of total fixed maturities as of June 30, 2017 and 5.9% as of December 31, 2016. The exposures are primarily in the industrial, financial and utility sectors. We do not own any securities issued by European governments or companies based in Greece.

Credit Quality of Available-for-Sale Fixed Maturities with Unrealized Losses

		June 30, 2017
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$492,561	54.6%	$(9,707)	28.5%
2	BBB	305,718	33.9	(9,971)	29.2
	Total investment grade	798,279	88.5	(19,678)	57.7
3	BB	62,070	6.9	(5,506)	16.1
4	B	29,122	3.2	(6,759)	19.8
5	CCC	4,394	0.5	(1,876)	5.5
6	In or near default	7,750	0.9	(303)	0.9
	Total below investment grade	103,336	11.5	(14,444)	42.3
	Total	$901,615	100.0%	$(34,122)	100.0%

		December 31, 2016
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$941,794	53.4%	$(27,615)	37.3%
2	BBB	679,428	38.5	(28,472)	38.4
	Total investment grade	1,621,222	91.9	(56,087)	75.7
3	BB	77,750	4.4	(7,658)	10.4
4	B	54,958	3.1	(8,163)	11.0
5	CCC	3,270	0.2	(1,461)	2.0
6	In or near default	7,341	0.4	(692)	0.9
	Total below investment grade	143,319	8.1	(17,974)	24.3
	Total	$1,764,541	100.0%	$(74,061)	100.0%

Available-For-Sale Fixed Maturities with Unrealized Losses by Length of Time

	June 30, 2017
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$201,951	$—	$(1,732)
Greater than three months to six months	—	22,195	—	(458)
Greater than six months to nine months	—	331,719	—	(5,815)
Greater than nine months to twelve months	—	114,984	—	(4,004)
Greater than twelve months	24,231	240,657	(8,140)	(13,973)
Total	$24,231	$911,506	$(8,140)	$(25,982)

Available-For-Sale Fixed Maturities with Unrealized Losses by Length of Time

	December 31, 2016
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$1,218,024	$—	$(30,040)
Greater than three months to six months	—	218,857	—	(10,522)
Greater than six months to nine months	—	9,702	—	(79)
Greater than nine months to twelve months	—	12,765	—	(199)
Greater than twelve months	18,947	360,307	(5,926)	(27,295)
Total	$18,947	$1,819,655	$(5,926)	$(68,135)

Available-For-Sale Fixed Maturities with Unrealized Losses by Maturity Date

	June 30, 2017		December 31, 2016
	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Due in one year or less	$1,236	$(7)	$414	$(104)
Due after one year through five years	15,541	(1,901)	14,883	(283)
Due after five years through ten years	111,859	(2,856)	234,944	(7,686)
Due after ten years	376,278	(21,826)	869,814	(49,154)
	504,914	(26,590)	1,120,055	(57,227)
Mortgage- and asset-backed	396,701	(7,532)	644,486	(16,834)
Total	$901,615	$(34,122)	$1,764,541	$(74,061)

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

Our direct exposure to the Alt-A home equity and subprime first-lien sectors is limited to investments in structured securities collateralized by senior tranches of residential mortgage loans. We also have a partnership interest in one fund at June 30, 2017 and two funds at December 31, 2016, that own securities backed by Alt-A home equity, subprime first-lien and adjustable rate mortgage collateral. The funds are reported as securities and indebtedness of related parties in our consolidated balance sheets with a fair value of $3.3 million at June 30, 2017 and $8.0 million at December 31, 2016. We do not own any direct investments in subprime lenders.

Mortgage- and Asset-Backed Securities by Collateral Type

	June 30, 2017			December 31, 2016
	Amortized Cost	Carrying Value	Percent of Fixed Maturities	Amortized Cost	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Government agency	$181,178	$193,953	2.9%	$190,016	$201,135	2.9%
Prime	150,872	162,154	2.4	121,101	129,988	1.9
Alt-A	105,524	119,687	1.8	114,625	125,363	1.8
Subprime	138,290	143,239	2.1	129,504	127,529	1.8
Commercial mortgage	616,281	652,960	9.7	546,446	575,954	8.2
Non-mortgage	624,942	627,649	9.3	612,434	608,935	8.7
Total	$1,817,087	$1,899,642	28.2%	$1,714,126	$1,768,904	25.3%

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

Residential Mortgage-Backed Securities by NAIC Designation and Origination Year

	June 30, 2017
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$94,757	$98,289	$83,008	$103,948	$222,102	$231,692	$399,867	$433,929
2	779	786	906	915	—	—	1,685	1,701
3	—	—	5,172	5,727	—	—	5,172	5,727
4	—	—	3,893	3,314	—	—	3,893	3,314
5	11	11	—	—	—	—	11	11
Total	$95,547	$99,086	$92,979	$113,904	$222,102	$231,692	$410,628	$444,682

	December 31, 2016
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$106,819	$110,696	$86,461	$102,877	$188,782	$195,947	$382,062	$409,520
2	1,026	1,032	3,515	3,444	—	—	4,541	4,476
3	—	—	5,397	4,686	—	—	5,397	4,686
4	—	—	4,098	3,607	—	—	4,098	3,607
5	12	11	—	—	—	—	12	11
Total	$107,857	$111,739	$99,471	$114,614	$188,782	$195,947	$396,110	$422,300

The commercial mortgage-backed securities are primarily sequential securities. Commercial mortgage-backed securities typically have cash flows that are less subject to refinance risk than residential mortgage-backed securities principally due to prepayment restrictions on many of the underlying commercial mortgage loans.

Commercial Mortgage-Backed Securities by NAIC Designation and Origination Year

	June 30, 2017
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$9,105	$9,917	$131,858	$145,487	$441,317	$460,153	$582,280	$615,557
2	—	—	26,001	28,943	—	—	26,001	28,943
3	—	—	8,000	8,460	—	—	8,000	8,460
Total (1)	$9,105	$9,917	$165,859	$182,890	$441,317	$460,153	$616,281	$652,960

	December 31, 2016
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$9,330	$9,549	$133,036	$142,404	$364,936	$384,026	$507,302	$535,979
2	—	—	31,144	31,775	—	—	31,144	31,775
3	—	—	8,000	8,200	—	—	8,000	8,200
Total (1)	$9,330	$9,549	$172,180	$182,379	$364,936	$384,026	$546,446	$575,954

(1)	The CMBS portfolio included government agency-backed securities with a carrying value of $451.1 million at June 30, 2017 and $387.4 million at December 31, 2016.

Also included in the commercial mortgage-backed securities are military housing bonds totaling $161.1 million at June 30, 2017 and $148.0 million at December 31, 2016. These bonds are used to fund the construction of multi-family homes on United States military bases. The bonds are backed by a first mortgage lien on residential military housing projects.

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

Other Asset-Backed Securities by NAIC Designation and Origination Year

	June 30, 2017
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$11,392	$11,002	$161,136	$170,670	$468,480	$470,132	$641,008	$651,804
2	1,836	1,946	5,122	5,197	108,157	109,685	115,115	116,828
3	—	—	—	—	19,408	19,032	19,408	19,032
4	194	186	—	—	—	—	194	186
5	—	—	—	—	6,400	6,400	6,400	6,400
6	—	—	8,053	7,750	—	—	8,053	7,750
Total	$13,422	$13,134	$174,311	$183,617	$602,445	$605,249	$790,178	$802,000

Other Asset-Backed Securities by NAIC Designation and Origination Year

	December 31, 2016
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$10,723	$10,258	$163,214	$166,553	$479,281	$476,630	$653,218	$653,441
2	1,951	2,100	5,441	5,519	70,001	69,670	77,393	77,289
3	—	—	—	—	25,084	24,743	25,084	24,743
4	192	189	—	—	1,250	1,247	1,442	1,436
5	—	—	—	—	6,400	6,400	6,400	6,400
6	—	—	8,033	7,341	—	—	8,033	7,341
Total	$12,866	$12,547	$176,688	$179,413	$582,016	$578,690	$771,570	$770,650

States and Political Subdivision Securities

States and political subdivision securities totaled $1,532.0 million, or 21.2% of total fixed maturities, at June 30, 2017, and $1,499.2 million, or 21.4% of total fixed maturities at December 31, 2016 and include investments in general obligation, revenue and municipal housing bonds. Our investment strategy is to utilize municipal bonds in addition to corporate bonds, as we believe they provide additional diversification and have historically low default rates compared with similarly rated corporate bonds. We evaluate the credit strength of the underlying issues on both a quantitative and qualitative basis, excluding insurance, prior to acquisition. The majority of the municipal bonds we hold are investment grade credits without consideration of insurance. Our municipal bonds are well diversified by type and geography with the top exposure being water and sewer revenue bonds. We do not hold any Puerto Rico-related bonds. Exposure to the state of Illinois and municipalities within the state accounted for 1.6% of our total fixed maturities at June 30, 2017. As of June 30, 2017, our Illinois-related portfolio holdings were rated investment grade, and were trading at 109.0% of amortized cost. Our municipal bond exposure had an average rating of Aa2/AA and our holdings were trading at 109.4% of amortized cost at June 30, 2017.

Equity Securities

Equity securities totaled $131.4 million at June 30, 2017 and $133.0 million at December 31, 2016. Gross unrealized gains totaled $9.2 million and gross unrealized losses totaled $0.5 million at June 30, 2017. At December 31, 2016, gross unrealized gains totaled $4.2 million and gross unrealized losses totaled $1.7 million on these securities. The unrealized losses were primarily attributable to non-redeemable perpetual preferred securities from issuers in the financial sector. See Note 2 to our consolidated financial statements for further discussion regarding our analysis of unrealized losses related to these securities.

Mortgage Loans

Mortgage loans totaled $878.4 million at June 30, 2017 and $816.5 million at December 31, 2016. Our mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. The total number of commercial mortgage loans outstanding was 182 at June 30, 2017 and 178 at December 31, 2016. In the first six months of 2017, new loans ranged from $3.2 million to $12.5 million in size, with an average loan size of $7.5 million, an average loan term of 17 years and an average yield of 4.21%. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. The majority of our mortgage loans amortize principal, with 3.1% that are interest only loans at June 30, 2017. At June 30, 2017, the average loan-to-value of the current outstanding principal balance using the most recent appraised value was 55.5% and the weighted average debt service coverage ratio was 1.6 based on the results of our 2016 annual study. See Note 2 to our consolidated financial statements for further discussion regarding our mortgage loans.

Other Assets

Deferred acquisition costs decreased 10.2% to $296.6 million at June 30, 2017, compared to December 31, 2016, primarily due to a $41.4 million increase in the impact of the change in net unrealized appreciation on fixed maturity securities during the period. Assets held in separate accounts increased 4.8% to $626.0 million primarily due to market performance on the underlying investment portfolios.

Liabilities

Future policy benefits increased 1.5% to $6,898.9 million at June 30, 2017, compared to December 31, 2016, primarily due to an increase in the volume of annuity and life business in force. Other liabilities increased 58.9% to $129.0 million primarily due to an increase in our liability for unsettled security trades. Deferred income taxes increased 21.3% to $198.4 million primarily due to the tax impact of the change in unrealized appreciation/depreciation on investments. Liabilities related to separate accounts increased 4.8% to $626.0 million primarily due to market performance on the underlying investment portfolios.

Stockholders' Equity

As discussed in Note 6 to our consolidated financial statements, stockholders' equity was impacted by capital deployment actions during the first quarter of 2017. We paid a special cash dividend of $1.50 per share on Class A and Class B common stock and increased our regular quarterly dividend by 4.8% to $0.44 per share during March 2017.

Our stockholders' equity increased 5.3% to $1,250.8 million at June 30, 2017, compared to $1,188.2 million at December 31, 2016, primarily due to the change in unrealized appreciation of fixed maturity securities during the period and net income, partially offset by dividends paid.

At June 30, 2017, FBL's common stockholders' equity was $1,247.8 million, or $50.05 per share, compared to $1,185.2 million, or $47.61 per share, at December 31, 2016. Included in stockholders' equity per common share is $8.51 at June 30, 2017 and $6.01 at December 31, 2016 attributable to accumulated other comprehensive income.

Liquidity and Capital Resources

Cash Flows

During the first six months of 2017, our operating activities generated cash flows totaling $120.8 million, consisting of net income of $58.8 million adjusted for non-cash operating revenues and expenses netting to $62.0 million. We used cash of $75.7 million in our investing activities during the 2017 period. The primary uses were $417.0 million of investment acquisitions, mostly in fixed maturity securities, partially offset by $360.6 million in sales, maturities and repayments of investments. Our financing activities used cash of $34.9 million during the 2017 period. The primary financing uses were $239.2 million for return of policyholder account balances on interest sensitive products and $59.4 million for dividends paid to stockholders, which was partially offset by $263.6 million in receipts from interest sensitive products credited to policyholder account balances.

Sources and Uses of Capital Resources

Parent company cash inflows from operations consist primarily of fees that it charges various subsidiaries and affiliates for management of their operations, expense reimbursements and tax settlements from subsidiaries and affiliates, proceeds from the exercise of employee stock options, investment income and dividends from subsidiaries, if declared and paid. Revenue sources for the parent company during the six months ended June 30, 2017 included management fees from subsidiaries and affiliates totaling $4.0 million and dividends of $42.5 million. Cash outflows are principally for salaries, taxes and other expenses related to providing management services, dividends on outstanding stock and interest on our parent company debt.

We paid regular cash dividends on our common and preferred stock during the six-month period ended June 30 totaling $22.0 million in 2017 and $21.0 million in 2016. In addition, we paid a special $1.50 per common share cash dividend in March 2017 totaling $37.4 million and a $2.00 per common share cash dividend in March 2016 totaling $49.7 million. It is anticipated that quarterly cash dividend requirements for 2017 will be $0.0075 per Series B preferred share and $0.44 per common share. The level of common stock dividends are analyzed quarterly and are dependent upon our capital and liquidity positions. In addition, alternative uses of excess capital may impact future dividend levels. Assuming these quarterly dividend rates, the common and preferred dividends would total approximately $22.0 million for the remainder of 2017. The parent company expects to have sufficient resources and cash flows to meet its interest and dividend payments throughout 2017. The parent company had available cash and investments totaling $56.6 million at June 30, 2017. The parent company expects to rely on available cash resources, dividends from Farm Bureau Life and management fee income to make dividend payments to its stockholders and interest payments on its debt. In addition, our parent company and Farm Bureau Life have entered into a reciprocal line of credit arrangement, which provides additional liquidity for either entity up to $20.0 million. We had no material commitments for capital expenditures as of June 30, 2017.

As discussed in Note 6 to our consolidated financial statements, we have periodically taken advantage of opportunities to repurchase our outstanding Class A common stock through Class A common stock repurchase programs approved by our Board of Directors. At June 30, 2017, $49.5 million remains available for repurchase under the current $50.0 million Class A common stock repurchase program. We made no common stock repurchases during the six months ended June 30, 2017. Completion of this program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

Interest payments on our debt totaled $2.4 million for the six months ended June 30, 2017 and June 30, 2016. Interest payments on our debt outstanding at June 30, 2017 are estimated to be $2.4 million for the remainder of 2017.

Farm Bureau Life's cash inflows primarily consist of premiums; deposits to policyholder account balances; income from investments; sales, maturities and calls of investments; and repayments of investment principal. Farm Bureau Life's cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, current operating expenses and dividends. Life insurance companies generally produce a positive cash flow, which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. Continuing operations and financing activities from Farm Bureau Life relating to interest sensitive products provided funds totaling $140.7 million for the six months ended June 30, 2017 and $258.9 million for the prior year period.

Farm Bureau Life's ability to pay dividends to the parent company is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. At December 31, 2016, Farm Bureau Life’s statutory unassigned surplus was $483.8 million. There are certain additional limits on the amount of dividends that may be paid within a year without approval of the Insurance Division, Department of Commerce of the State of Iowa (the Iowa Insurance Division) as discussed in Note 7 to our consolidated financial statements included in Item 8 of our 2016 Form 10-K. During the remainder of 2017, the maximum amount legally available for distribution to the parent company without further regulatory approval is $63.6 million.

We manage the amount of capital held by our insurance subsidiaries to ensure we meet regulatory requirements. State laws specify regulatory actions if an insurer's risk-based capital (RBC) ratio, a measure of solvency, falls below certain levels. The NAIC has a standard formula for annually assessing RBC based on the various risk factors related to an insurance company's capital and surplus, including insurance, business, asset and interest rate risks. The insurance regulators monitor the level of RBC against a statutory "authorized control level" RBC at which point regulators have the option to assume control of the insurance company. The company action level RBC is 200% of the authorized control level and is the first point at which any action would be triggered. Our adjusted capital and RBC is reported to our insurance regulators annually based on formulas that may be revised throughout the year. We estimate our adjusted capital and RBC quarterly; however, these estimates may differ from annual results should the regulatory formulas change. As of June 30, 2017, our statutory total adjusted capital is estimated at $699.7 million, resulting in a RBC ratio of 563%, based on company action level capital of $124.3 million.

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

Our internal control over financial reporting changes from time-to-time as we modify and enhance our systems and processes to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. While changes have taken place in our internal controls during the quarter ended June 30, 2017, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

On April 8, 2016, the U.S. Department of Labor (DOL) issued regulations (the Final Rule) addressing when companies and individuals providing investment advice with respect to certain employee benefit plans or individual retirement accounts (IRAs) are considered a fiduciary under the Employee Retirement Income Security Act (ERISA) and the Internal Revenue Code. Recently, the DOL modified the applicability dates of the Final Rule. We were required to be in compliance with the Impartial Conduct standards of the Final Rule, which was effective June 9, 2017 and are required to comply with the remaining provisions of the Final Rule by January 1, 2018. The rule has not been in effect for a sufficient period to determine if there will be a material sales impact. We continue to monitor developments that may impact the remaining provisions of the Final Rule.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Repurchases of Equity Securities

We had no issuer repurchases of equity securities for the quarter ended June 30, 2017. We have $49.5 million available under a stock repurchase program announced on March 3, 2016, which will expire on March 31, 2018. The program authorizes us to make repurchases of Class A common stock in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. Completion of the program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares, if any, that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

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
101+#
Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language) from FBL Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 as follows: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Financial Statements

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

Date: August 3, 2017

FBL FINANCIAL GROUP, INC.

By	/s/ James P. Brannen
James P. Brannen
Chief Executive Officer (Principal Executive Officer)

By	/s/ Donald J. Seibel
Donald J. Seibel
Chief Financial Officer and Treasurer (Principal Financial Officer)

By	/s/ Anthony J. Aldridge
Anthony J. Aldridge
Chief Accounting Officer (Principal Accounting Officer)