Form 10-Q
period 2017-09-30
FBL FINANCIAL GROUP INC
filed 2017-11-02
CIK 1012771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Title of each class	Outstanding at October 31, 2017
Class A Common Stock, without par value	24,922,097
Class B Common Stock, without par value	11,413

(This page has been intentionally left blank.)

FBL FINANCIAL GROUP, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

ITEM 1. FINANCIAL STATEMENTS

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	September 30, 2017	December 31, 2016
Assets
Investments:
Fixed maturities - available for sale, at fair value (amortized cost: 2017 - $6,694,051; 2016 - $6,661,711)	$7,203,335	$7,008,790
Equity securities - available for sale, at fair value (cost: 2017 - $122,435; 2016 - $130,479)	130,890	132,968
Mortgage loans	923,938	816,471
Real estate	1,543	1,955
Policy loans	190,252	188,254
Short-term investments	25,399	16,348
Other investments	14,099	9,874
Total investments	8,489,456	8,174,660

Cash and cash equivalents	28,713	33,583
Securities and indebtedness of related parties	133,786	137,422
Accrued investment income	84,960	78,437
Amounts receivable from affiliates	5,050	3,790
Reinsurance recoverable	104,270	105,290
Deferred acquisition costs	302,847	330,324
Value of insurance in force acquired	5,536	9,226
Current income taxes recoverable	—	4,309
Other assets	99,431	92,021
Assets held in separate accounts	637,746	597,072

Total assets	$9,891,795	$9,566,134

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

	September 30, 2017	December 31, 2016
Liabilities and stockholders' equity
Liabilities:
Future policy benefits:
Interest sensitive products	$5,204,910	$5,100,625
Traditional life insurance and accident and health products	1,736,777	1,698,792
Other policy claims and benefits	44,157	43,395
Supplementary contracts without life contingencies	324,475	330,232
Advance premiums and other deposits	265,838	265,221
Amounts payable to affiliates	1,108	862
Long-term debt payable to non-affiliates	97,000	97,000
Current income taxes payable	5,819	—
Deferred income taxes	206,515	163,495
Other liabilities	88,812	81,182
Liabilities related to separate accounts	637,746	597,072
Total liabilities	8,613,157	8,377,876

Stockholders' equity:
FBL Financial Group, Inc. stockholders' equity:
Preferred stock, without par value, at liquidation value - authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 24,922,097 shares in 2017 and 24,882,542 shares in 2016	153,547	152,903
Class B common stock, without par value - authorized 1,500,000 shares, issued and outstanding 11,413 shares in 2017 and 2016	72	72
Accumulated other comprehensive income	223,869	149,555
Retained earnings	898,108	882,672
Total FBL Financial Group, Inc. stockholders' equity	1,278,596	1,188,202
Noncontrolling interest	42	56
Total stockholders' equity	1,278,638	1,188,258
Total liabilities and stockholders' equity	$9,891,795	$9,566,134

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues:
Interest sensitive product charges	$28,004	$25,851	$86,661	$82,989
Traditional life insurance premiums	47,087	47,682	145,783	147,425
Net investment income	102,950	103,514	307,852	302,621
Net realized capital gains (losses) on sales of investments	81	646	599	(33)

Total other-than-temporary impairment losses	(67)	(25)	(133)	(3,769)
Non-credit portion in other comprehensive income	—	—	—	1,522
Net impairment losses recognized in earnings	(67)	(25)	(133)	(2,247)
Other income	3,501	3,616	11,711	11,480
Total revenues	181,556	181,284	552,473	542,235

Benefits and expenses:
Interest sensitive product benefits	67,206	65,882	188,217	178,860
Traditional life insurance benefits	42,633	42,121	128,197	130,059
Policyholder dividends	2,487	2,459	7,597	8,014
Underwriting, acquisition and insurance expenses	27,535	25,785	98,229	102,437
Interest expense	1,213	1,213	3,638	3,638
Other expenses	4,971	3,854	13,862	12,647
Total benefits and expenses	146,045	141,314	439,740	435,655
	35,511	39,970	112,733	106,580
Income taxes	(11,220)	(13,091)	(35,844)	(34,637)
Equity income, net of related income taxes	2,804	3,128	8,959	8,393
Net income	27,095	30,007	85,848	80,336
Net loss (income) attributable to noncontrolling interest	9	10	(20)	7
Net income attributable to FBL Financial Group, Inc.	$27,104	$30,017	$85,828	$80,343

Earnings per common share	$1.08	$1.20	$3.42	$3.21
Earnings per common share - assuming dilution	$1.08	$1.20	$3.42	$3.21

Cash dividend per common share	$0.44	$0.42	$1.32	$1.26
Special cash dividend per common share	$—	$—	$1.50	$2.00

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income	$27,095	$30,007	$85,848	$80,336
Other comprehensive income (1)
Change in net unrealized investment gains/losses	11,320	16,557	73,751	178,815
Non-credit impairment losses	—	—	—	(952)
Change in underfunded status of postretirement benefit plans	192	149	563	433
Total other comprehensive income, net of tax	11,512	16,706	74,314	178,296
Total comprehensive income, net of tax	38,607	46,713	160,162	258,632
Comprehensive income attributable to noncontrolling interest	9	10	(20)	7
Total comprehensive income applicable to FBL Financial Group, Inc.	$38,616	$46,723	$160,142	$258,639

(1)
Other comprehensive income is recorded net of deferred income taxes and other adjustments for assumed changes in deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands)

	FBL Financial Group, Inc. Stockholders' Equity
	Series B Preferred Stock	Class A and Class B Common Stock	Accumulated Other Comprehensive Income	Retained Earnings	Non- controlling Interest	Total Stockholders' Equity
Balance at January 1, 2016	$3,000	$149,320	$114,532	$867,574	$48	$1,134,474
Net income - nine months ended September 30, 2016	—	—	—	80,343	(7)	80,336
Other comprehensive income	—	—	178,296	—	—	178,296
Issuance of common stock under compensation plans	—	2,917	—	—	—	2,917
Purchase of common stock	—	(63)	—	(523)	—	(586)
Dividends on preferred stock	—	—	—	(112)	—	(112)
Dividends on common stock	—	—	—	(80,997)	—	(80,997)
Receipts related to noncontrolling interest	—	—	—	—	12	12
Balance at September 30, 2016	$3,000	$152,174	$292,828	$866,285	$53	$1,314,340

Balance at January 1, 2017	$3,000	$152,975	$149,555	$882,672	$56	$1,188,258
Net income - nine months ended September 30, 2017	—	—	—	85,828	20	85,848
Other comprehensive income	—	—	74,314	—	—	74,314
Issuance of common stock under compensation plans	—	644	—	—	—	644
Dividends on preferred stock	—	—	—	(112)	—	(112)
Dividends on common stock	—	—	—	(70,280)	—	(70,280)
Receipts related to noncontrolling interest	—	—	—	—	(34)	(34)
Balance at September 30, 2017	$3,000	$153,619	$223,869	$898,108	$42	$1,278,638

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Nine months ended September 30,
	2017	2016
Operating activities
Net income	$85,848	$80,336
Adjustments to reconcile net income to net cash provided by operating activities:
Interest credited to account balances	121,028	114,046
Charges for mortality, surrenders and administration	(86,975)	(83,311)
Net realized (gains) losses on investments	(466)	2,280
Change in fair value of derivatives	(5,450)	1,846
Increase in liabilities for life insurance and other future policy benefits	67,802	69,127
Deferral of acquisition costs	(31,819)	(31,279)
Amortization of deferred acquisition costs and value of insurance in force	15,984	21,869
Change in reinsurance recoverable	(488)	(3,146)
Provision for deferred income taxes	3,005	74
Other	5,922	(694)
Net cash provided by operating activities	174,391	171,148

Investing activities
Sales, maturities or repayments:
Fixed maturities - available for sale	444,130	445,158
Equity securities - available for sale	9,168	4,885
Mortgage loans	39,880	61,959
Derivative instruments	9,054	1,309
Policy loans	27,092	26,642
Securities and indebtedness of related parties	6,262	8,194
Real estate	717	—
Other long-term investments	14	—
Acquisitions:
Fixed maturities - available for sale	(457,988)	(610,152)
Equity securities - available for sale	(1,102)	(9,259)
Mortgage loans	(147,200)	(106,455)
Derivative instruments	(6,556)	(4,943)
Policy loans	(29,090)	(29,394)
Securities and indebtedness of related parties	(11,565)	(12,826)
Short-term investments, net change	(9,051)	19,291
Purchases and disposals of property and equipment, net	(7,889)	(8,857)
Net cash used in investing activities	(134,124)	(214,448)

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Nine months ended September 30,
	2017	2016
Financing activities
Contract holder account deposits	$358,211	$431,264
Contract holder account withdrawals	(333,261)	(257,907)
Dividends paid	(70,392)	(81,109)
Repayments of debt	—	(15,000)
Issuance or repurchase of common stock, net	305	1,360
Other financing activities	—	588
Net cash provided by (used in) financing activities	(45,137)	79,196
Increase (decrease) in cash and cash equivalents	(4,870)	35,896
Cash and cash equivalents at beginning of period	33,583	29,490
Cash and cash equivalents at end of period	$28,713	$65,386

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$(3,638)	$(3,641)
Income taxes	(10,302)	(7,701)

See accompanying notes.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2017

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

Operating results for the three- and nine-month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. We encourage you to refer to the notes to our consolidated financial statements included in Item 8 of our Form 10-K for the year ended December 31, 2016 for a complete description of our material accounting policies. Also included in the Form 10-K is a description of areas of judgments and estimates and other information necessary to understand our financial position and results of operations.

New Accounting Pronouncements

Description	Date of adoption	Effect on our consolidated financial statements or other significant matters
Standards adopted:
Share-based compensation
In March 2016, the Financial Accounting Standards Board (FASB) issued guidance that impacted the accounting for share-based compensation, including the accounting for excess tax benefits and deficiencies, classification of excess tax benefits within the consolidated statement of cash flows and the accounting for forfeitures.

January 1, 2017
The guidance was adopted prospectively. Adoption resulted in a federal income tax benefit of $0.6 million ($0.02 per basic and diluted common share) for the nine months ended September 30, 2017 and $0.1 million (less than $0.01 per basic and diluted common share) for the quarter ended September 30, 2017. Prior year periods were not restated.

Standards not yet adopted:
Financial instruments - recognition and measurement
In January 2016, the FASB issued guidance that amends certain aspects of the recognition and measurement of financial instruments. The new guidance primarily affects the accounting for equity investments, the presentation and disclosure requirements for financial instruments and the methodology for assessing the need for a valuation allowance on deferred tax assets resulting from unrealized losses on available-for-sale fixed maturity securities. The new standard requires the use of a modified retrospective method at adoption.
January 1, 2018
We expect the primary impact of this guidance on us will be in the recognition of gains or losses from changes in the fair value of our equity security investments through the statement of operations, rather than as unrealized gains or losses reflected in other comprehensive income. Additionally, there will no longer be a requirement for us to assess equity securities for other-than-temporary impairments, as such securities will be measured at fair value through net income. Note 2 provides further information as to our current level of unrealized gains or losses on these securities.

Revenue recognition
In May 2014, the FASB issued guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, which supersedes most current revenue recognition guidance, including industry-specific guidance. Although insurance contracts are specifically excluded from the scope of this guidance, almost all entities will be affected to some extent by an increase in required disclosures. The new guidance is based on the principle that an entity should recognize revenue to reflect the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. We have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard.
January 1, 2018
We currently expect the impact of this new guidance to be related to non-insurance contract revenues, primarily net commissions on products we broker, which are insignificant to the consolidated financial statements.

Leases
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
January 1, 2019	We are currently evaluating the impact of this guidance on our consolidated financial statements.
Financial instruments - credit impairment
In June 2016, the FASB issued guidance amending the accounting for the credit impairment of financial instruments. Under the new guidance, impairment losses will be estimated using an expected loss model under which a valuation allowance is established and adjusted over time. The valuation allowance will be based on the probability of loss over the life of the instrument, considering historical, current and forecasted information. The new guidance differs significantly from the incurred loss model used today, and will result in the earlier recognition of impairment losses. The new guidance may also increase the volatility of earnings to the extent actual results differ from the assumptions used in the establishment of the valuation allowance. The financial instruments for which we will be required to use the new model include but are not limited to, mortgage loans and reinsurance recoverables. Our available-for-sale fixed maturities will continue to apply the incurred loss model. However, rather than impairment losses resulting in a permanent reduction of carrying value as they do today, such losses will be in the form of a valuation allowance, which can be increased in the case of future credit losses or decreased should conditions improve. The new standard requires the use of a modified retrospective method at adoption.
January 1, 2020
We are currently evaluating the impact of this new guidance on our consolidated financial statements. We believe the most significant impact upon adoption will be the establishment of a valuation allowance for our mortgage loan investments.

2. Investment Operations

Fixed Maturity and Equity Securities

Available-For-Sale Fixed Maturity and Equity Securities by Investment Category
	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit losses on other-than-temporary impairments (1)
	(Dollars in thousands)
Fixed maturities:
Corporate (2)	$3,453,472	$302,308	$(18,090)	$3,737,690	$20
Residential mortgage-backed	439,818	37,979	(1,921)	475,876	429
Commercial mortgage-backed	628,934	38,208	(2,027)	665,115	—
Other asset-backed	762,634	18,863	(1,839)	779,658	2,368
United States Government and agencies	26,188	1,679	(23)	27,844	—
State and political subdivisions	1,383,005	136,264	(2,117)	1,517,152	—
Total fixed maturities	$6,694,051	$535,301	$(26,017)	$7,203,335	$2,817

Equity securities:
Non-redeemable preferred stocks	$92,952	$8,258	$(231)	$100,979
Common stocks	29,483	428	—	29,911
Total equity securities	$122,435	$8,686	$(231)	$130,890

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit losses on other-than-temporary impairments (1)
	(Dollars in thousands)
Fixed maturities:
Corporate (2)	$3,529,997	$228,601	$(49,943)	$3,708,655	$(1,082)
Residential mortgage-backed	396,110	29,121	(2,931)	422,300	(983)
Commercial mortgage-backed	546,446	33,645	(4,137)	575,954	—
Other asset-backed	771,570	8,846	(9,766)	770,650	2,544
United States Government and agencies	30,575	1,629	(132)	32,072	—
State and political subdivisions	1,387,013	119,298	(7,152)	1,499,159	—
Total fixed maturities	$6,661,711	$421,140	$(74,061)	$7,008,790	$479

Equity securities:
Non-redeemable preferred stocks	$100,042	$4,050	$(1,675)	$102,417
Common stocks	30,437	114	—	30,551
Total equity securities	$130,479	$4,164	$(1,675)	$132,968

(1)
Non-credit losses, subsequent to the initial impairment measurement date, on other-than-temporary impairment (OTTI) losses are included in the gross unrealized gains and gross unrealized losses columns above. The non-credit loss component of OTTI losses for corporate, residential mortgage-backed, and other asset-backed securities at September 30, 2017 and other asset-backed securities at December 31, 2016 were in an unrealized gain position due to increases in estimated fair value subsequent to initial recognition of non-credit losses on such securities.

(2)
Corporate securities include hybrid preferred securities with a fair value of $24.5 million at September 30, 2017 and $23.3 million at December 31, 2016. Corporate securities also include redeemable preferred stock with a fair value of $22.9 million at September 30, 2017 and $24.5 million at December 31, 2016.

Available-For-Sale Fixed Maturities by Maturity Date
	September 30, 2017
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$182,411	$186,444
Due after one year through five years	650,439	697,790
Due after five years through ten years	720,753	765,931
Due after ten years	3,309,062	3,632,521
	4,862,665	5,282,686
Mortgage-backed and other asset-backed	1,831,386	1,920,649
Total fixed maturities	$6,694,051	$7,203,335

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Fixed maturities not due at a single maturity date have been included in the above table in the year of final contractual maturity.

Net Unrealized Gains (Losses) on Investments in Accumulated Other Comprehensive Income
	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Net unrealized appreciation on:
Fixed maturities - available for sale	$509,284	$347,079
Equity securities - available for sale	8,455	2,489
	517,739	349,568
Adjustments for assumed changes in amortization pattern of:
Deferred acquisition costs	(142,109)	(95,647)
Value of insurance in force acquired	(14,438)	(12,382)
Unearned revenue reserve	10,652	4,215
Adjustments for assumed changes in policyholder liabilities	(16,421)	(3,795)
Provision for deferred income taxes	(124,397)	(84,684)
Net unrealized investment gains	$231,026	$157,275

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

Fixed Maturity and Equity Securities with Unrealized Losses by Length of Time
	September 30, 2017
	Less than one year		One year or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$142,004	$(2,278)	$186,461	$(15,812)	$328,465	$(18,090)	69.5%
Residential mortgage-backed	49,211	(674)	27,385	(1,247)	76,596	(1,921)	7.4
Commercial mortgage-backed	120,022	(1,661)	4,981	(366)	125,003	(2,027)	7.8
Other asset-backed	140,185	(1,211)	36,180	(628)	176,365	(1,839)	7.1
United States Government and agencies	3,598	(23)	—	—	3,598	(23)	0.1
State and political subdivisions	49,397	(737)	13,727	(1,380)	63,124	(2,117)	8.1
Total fixed maturities	$504,417	$(6,584)	$268,734	$(19,433)	$773,151	$(26,017)	100.0%

Equity securities:
Non-redeemable preferred stocks	$—	$—	$4,769	$(231)	$4,769	$(231)
Total equity securities	$—	$—	$4,769	$(231)	$4,769	$(231)

	December 31, 2016
	Less than one year		One year or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$742,626	$(23,142)	$220,939	$(26,801)	$963,565	$(49,943)	67.3%
Residential mortgage-backed	51,873	(1,014)	22,744	(1,917)	74,617	(2,931)	4.0
Commercial mortgage-backed	95,690	(3,590)	6,610	(547)	102,300	(4,137)	5.6
Other asset-backed	371,829	(5,810)	95,740	(3,956)	467,569	(9,766)	13.2
United States Government and agencies	6,438	(132)	—	—	6,438	(132)	0.2
State and political subdivisions	150,052	(7,152)	—	—	150,052	(7,152)	9.7
Total fixed maturities	$1,418,508	$(40,840)	$346,033	$(33,221)	$1,764,541	$(74,061)	100.0%

Equity securities:
Non-redeemable preferred stocks	$12,774	$(150)	$13,438	$(1,525)	$26,212	$(1,675)
Total equity securities	$12,774	$(150)	$13,438	$(1,525)	$26,212	$(1,675)

Fixed maturities in the above tables include 236 securities from 178 issuers at September 30, 2017 and 516 securities from 404 issuers at December 31, 2016.

Unrealized losses decreased during the nine months ended September 30, 2017 primarily due to a decrease in treasury rates as well as a general decrease in credit spreads. We do not consider securities to be OTTI when the market decline is attributable to factors such as interest rate movements, market volatility, liquidity, spread widening and credit quality when recovery of all amounts due under the contractual terms of the security is anticipated. Based on our intent not to sell or our belief that we will not be required to sell these securities before recovery of their amortized cost basis, we do not consider these investments to be OTTI at September 30, 2017. We will continue to monitor the investment portfolio for future changes in issuer facts and circumstances that could result in future impairments beyond those currently identified.

Our largest unrealized loss was from a retailer and totaled $2.4 million at September 30, 2017.

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

Credit Loss Component of Other-Than-Temporary Impairments on Fixed Maturities
	Nine months ended September 30,
	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$(14,500)	$(11,498)
Increases to previously impaired investments	—	(2,172)
Reductions due to investments sold or paid down	1,154	1,054
Reduction for credit loss that no longer has a portion of the OTTI loss recognized in other comprehensive income	587	—
Balance at end of period	$(12,759)	$(12,616)

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

Realized Gains (Losses) - Recorded in Income
	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Realized gains (losses) on sales of investments
Fixed maturities:
Gross gains	$221	$—	$1,426	$7,379
Gross losses	(140)	—	(1,082)	(8,378)
Equity securities	—	529	(90)	529
Other long-term investments	—	—	40	—
Real estate	—	—	305	—
Securities and indebtedness of related parties	—	117	—	437
	81	646	599	(33)
Impairment losses recognized in earnings:
Credit-related portion of fixed maturity losses (1)	—	—	—	(2,172)
Other credit-related (2)	(67)	(25)	(133)	(75)
Net realized losses on investments recorded in income	$14	$621	$466	$(2,280)

(1)
Amount represents the credit-related losses recognized for fixed maturities that were impaired through income but not written down to fair value. As discussed above, the non-credit portion of the losses have been recognized in other comprehensive income (loss).

(2)	Amount represents credit-related losses for other investments and fixed maturities written down to fair value through income.

Proceeds from sales of fixed maturities totaled $57.7 million during the nine months ended September 30, 2017 and $104.7 million during the nine months ended September 30, 2016.

Realized gains and losses on sales of investments are determined on the basis of specific identification.

Mortgage Loans

Our mortgage loan portfolio consists of commercial mortgage loans that we have originated. Our lending policies require that the loans be collateralized by the value of the related property, establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. We originate loans with an initial loan-to-value ratio that provides sufficient collateral to absorb losses should we be required to foreclose and take possession of the collateral. In order to identify impairment losses, management maintains and regularly reviews a watch list of mortgage loans that have heightened risk. These loans may include those with borrowers delinquent on contractual payments, borrowers experiencing financial difficulty, increases in rental real estate vacancies and significant declines in collateral value. We evaluate each of our mortgage loans individually and recognize a loss through an allowance for each loan for which we do not believe we will collect all amounts due according to the contractual terms of the respective loan agreements.

Any loan delinquent on contractual payments is considered non-performing. At September 30, 2017 and December 31, 2016, there were no non-performing loans over 90 days past due on contractual payments. Mortgage loans are placed on non-accrual status if we have concerns regarding the collectability of future payments. Interest income on non-performing loans is generally recognized on a cash basis. Once mortgage loans are classified as nonaccrual loans, the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan has been restructured such that the collection of interest is considered likely. At September 30, 2017, we had committed to provide additional funding for mortgage loans totaling $43.4 million. These commitments arose in the normal course of business at terms that are comparable to similar investments.

Mortgage Loans by Collateral Type
	September 30, 2017		December 31, 2016
Collateral Type	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
Office	$393,731	42.6%	$361,088	44.2%
Retail	287,093	31.1	240,602	29.5
Industrial	185,348	20.1	154,005	18.9
Other	57,766	6.2	60,776	7.4
Total	$923,938	100.0%	$816,471	100.0%

Mortgage Loans by Geographic Location within the United States
	September 30, 2017		December 31, 2016
Region of the United States	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
South Atlantic	$274,396	29.7%	$266,019	32.6%
Pacific	139,703	15.1	104,337	12.8
West North Central	128,600	13.9	105,753	12.9
East North Central	94,237	10.2	91,550	11.2
Mountain	89,036	9.6	79,707	9.8
West South Central	86,589	9.4	74,258	9.1
Other	111,377	12.1	94,847	11.6
Total	$923,938	100.0%	$816,471	100.0%

Mortgage Loans by Loan-to-Value Ratio
	September 30, 2017		December 31, 2016
Loan-to-Value Ratio	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
0% - 50%	$321,301	34.8%	$274,953	33.7%
51% - 60%	258,085	27.9	210,555	25.8
61% - 70%	251,142	27.2	233,216	28.5
71% - 80%	63,530	6.9	67,607	8.3
81% - 90%	29,880	3.2	30,140	3.7
Total	$923,938	100.0%	$816,471	100.0%

The loan-to-value ratio is determined using the most recent appraised value. Appraisals are updated periodically when there is indication of a possible significant collateral decline or there are loan modifications or refinance requests.

Mortgage Loans by Year of Origination
	September 30, 2017		December 31, 2016
Year of Origination	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
2017	$146,053	15.8%	$—	—%
2016	155,559	16.8	158,817	19.4
2015	146,311	15.8	149,302	18.3
2014	78,605	8.5	80,771	9.9
2013	67,840	7.4	69,887	8.6
2012 and prior	329,570	35.7	357,694	43.8
Total	$923,938	100.0%	$816,471	100.0%

Impaired Mortgage Loans
	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Unpaid principal balance	$19,126	$21,459
Less:
Related allowance	(566)	(713)
Carrying value of impaired mortgage loans	$18,560	$20,746

Allowance on Mortgage Loans
	Nine months ended September 30,
	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$713	$851
Recoveries	(147)	(85)
Balance at end of period	$566	$766

Mortgage Loan Modifications

Our commercial mortgage loan portfolio includes loans that have been modified. We assess loan modifications on a loan-by-loan basis to evaluate whether a troubled debt restructuring has occurred. Generally, the types of concessions include: reduction of the contractual interest rate to a below-market rate, extension of the maturity date and/or a reduction of accrued interest. The amount, timing and extent of the concession granted is considered in determining if an impairment loss is needed for the restructuring. There were no loan modifications during the nine months ended September 30, 2017 or 2016.

Low Income Housing Tax Credit Investments (LIHTC)

We invest in non-guaranteed federal LIHTC, which are included in securities and indebtedness of related parties on the balance sheet. The carrying value of these investments totaled $86.0 million at September 30, 2017 and $91.3 million at December 31, 2016. There were no impairment losses recorded on these investments during the first nine months of 2017 or 2016. We use the equity method of accounting for these investments and reported the following in our consolidated statement of operations.

LIHTC Equity Income (Loss), Net of Related Income Taxes
	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Equity losses from LIHTC	$(1,918)	$(1,811)	$(6,661)	$(5,858)
Income tax benefits:
Tax benefits from equity losses	671	634	2,331	2,050
Investment tax credits	3,563	3,581	10,660	10,583
Equity income from LIHTC, net of related income tax benefits	$2,316	$2,404	$6,330	$6,775

At September 30, 2017, we had committed to provide additional funds for limited partnerships and limited liability companies in which we invest. The amounts of these unfunded commitments totaled $54.3 million, including $2.4 million for LIHTC commitments, which are summarized by year in the following table.

LIHTC Commitments by Year
September 30, 2017
(Dollars in thousands)
2017	$1,226
2018	320
2019-2025	857
Total	$2,403

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

We have reviewed the circumstances surrounding our investments in VIEs, which are classified as securities and indebtedness of related parties and consist of LIHTC, limited partnerships or limited liability companies accounted for under the equity method. In addition, we have reviewed the ownership interests in our VIEs and determined that we do not hold direct majority ownership or have other contractual rights (such as kick out rights) that give us effective control over these entities resulting in us having both the power to direct activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. The maximum loss exposure relative to our VIEs is limited to the carrying value and any unfunded commitments that exist for each particular VIE. We also have not provided additional support or other guarantees that was not previously contractually required (financial or otherwise) to any of the VIEs as of September 30, 2017 or December 31, 2016. Based on this analysis, none of our VIEs were required to be consolidated for any reporting periods presented in this Form 10-Q.

VIE Investments by Category
	September 30, 2017		December 31, 2016
	Carrying Value	Maximum Exposure to Loss	Carrying Value	Maximum Exposure to Loss
	(Dollars in thousands)
LIHTC	$85,964	$88,367	$91,255	$95,058
Investment companies	24,246	63,778	23,379	45,569
Real estate limited partnerships	10,042	21,992	10,790	14,558
Other	959	1,409	429	2,034
Total	$121,211	$175,546	$125,853	$157,219

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

Derivative Instruments

Our primary derivative exposures relate to our indexed products, including both the embedded derivatives in the liability for future policy benefits on those products and purchased call options, which provide an economic hedge against those embedded derivatives. We also have embedded derivatives within our modified coinsurance agreements as well as an interest-only fixed maturity investment. We do not apply hedge accounting to any of our derivative positions, and they are held at fair value.

Derivatives Instruments by Type
	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Assets
Freestanding derivatives:
Call options (reported in other investments)	$13,108	$9,360
Embedded derivatives:
Modified coinsurance (reported in reinsurance recoverable)	2,101	3,411
Interest-only security (reported in fixed maturities)	2,420	3,374
Total assets	$17,629	$16,145

Liabilities
Embedded derivatives:
Indexed annuity and universal life products (reported in liability for future policy benefits)	$24,074	$15,778
Modified coinsurance agreements (reported in other liabilities)	312	114
Total liabilities	$24,386	$15,892

Derivative Income (Loss)
	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Call options	$2,482	$1,622	$6,247	$1,511
Change in fair value of embedded derivatives:
Modified coinsurance agreements	(86)	270	(1,508)	1,097
Interest-only security	28	14	(167)	(451)
Indexed annuity and universal life products	560	(669)	878	(3,358)
Total income (loss) from derivatives	$2,984	$1,237	$5,450	$(1,201)

Derivative income (loss) is reported in net investment income except for the change in fair value of the embedded derivatives on our indexed annuity and universal life products, which is reported in interest sensitive product benefits.

We are exposed to credit losses in the event of nonperformance of the derivative counterparties. This credit risk is minimized by purchasing such agreements from financial institutions with high credit ratings (currently rated A- or better by nationally recognized statistical rating organizations). We have also entered into credit support agreements with the counterparties requiring them to post collateral when net exposures exceed pre-determined thresholds that vary by counterparty. The net amount of such exposure is essentially the market value less collateral held for such agreements with each counterparty. The call options are supported by securities collateral received of $7.9 million at September 30, 2017, which is held in a separate custodial account. Subject to certain constraints, we are permitted to sell or re-pledge this collateral, but do not have legal rights to the collateral; accordingly, it has not been recorded on our balance sheet. At September 30, 2017, none of the collateral had been sold or re-pledged. As of September 30, 2017, our net derivative exposure was $5.5 million.

3. Fair Values

The carrying and estimated fair values of our financial instruments are as follows:

Fair Values and Carrying Values
	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Assets
Fixed maturities - available for sale	$7,203,335	$7,203,335	$7,008,790	$7,008,790
Equity securities - available for sale	130,890	130,890	132,968	132,968
Mortgage loans	923,938	951,137	816,471	840,337
Policy loans	190,252	234,938	188,254	230,656
Other investments	14,047	15,174	9,809	11,272
Cash, cash equivalents and short-term investments	54,112	54,112	49,931	49,931
Reinsurance recoverable	2,101	2,101	3,411	3,411
Assets held in separate accounts	637,746	637,746	597,072	597,072

Liabilities
Future policy benefits	$4,111,555	$4,056,805	$4,044,148	$3,903,177
Supplementary contracts without life contingencies	324,475	331,906	330,232	330,633
Advance premiums and other deposits	257,679	257,679	257,171	257,171
Long-term debt	97,000	77,513	97,000	67,599
Other liabilities	312	312	114	114
Liabilities related to separate accounts	637,746	635,193	597,072	593,760

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

Equity securities:

Level 1 equity securities consist of mutual funds that are actively traded, allowing us to use current market prices as an estimate of their fair value.

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

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels
	September 30, 2017
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Fixed maturities:
Corporate securities	$—	$3,697,220	$40,470	$3,737,690
Residential mortgage-backed securities	—	473,871	2,005	475,876
Commercial mortgage-backed securities	—	585,660	79,455	665,115
Other asset-backed securities	—	686,155	93,503	779,658
United States Government and agencies	8,956	18,888	—	27,844
State and political subdivisions	—	1,517,152	—	1,517,152
Total fixed maturities	8,956	6,978,946	215,433	7,203,335
Non-redeemable preferred stocks	—	93,325	7,654	100,979
Common stocks	4,184	25,727	—	29,911
Other investments	—	13,108	—	13,108
Cash, cash equivalents and short-term investments	54,112	—	—	54,112
Reinsurance recoverable	—	2,101	—	2,101
Assets held in separate accounts	637,746	—	—	637,746
Total assets	$704,998	$7,113,207	$223,087	$8,041,292

Liabilities
Future policy benefits - indexed product embedded derivatives	$—	$—	$24,074	$24,074
Other liabilities	—	312	—	312
Total liabilities	$—	$312	$24,074	$24,386

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels
	December 31, 2016
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Fixed maturities:
Corporate securities	$—	$3,649,536	$59,119	$3,708,655
Residential mortgage-backed securities	—	422,300	—	422,300
Commercial mortgage-backed securities	—	494,520	81,434	575,954
Other asset-backed securities	—	716,282	54,368	770,650
United States Government and agencies	11,943	20,129	—	32,072
State and political subdivisions	—	1,499,159	—	1,499,159
Total fixed maturities	11,943	6,801,926	194,921	7,008,790
Non-redeemable preferred stocks	—	95,006	7,411	102,417
Common stocks	3,056	27,495	—	30,551
Other investments	—	9,360	—	9,360
Cash, cash equivalents and short-term investments	49,931	—	—	49,931
Reinsurance recoverable	—	3,411	—	3,411
Assets held in separate accounts	597,072	—	—	597,072
Total assets	$662,002	$6,937,198	$202,332	$7,801,532

Liabilities
Future policy benefits - indexed product embedded derivatives	$—	$—	$15,778	$15,778
Other liabilities	—	114	—	114
Total liabilities	$—	$114	$15,778	$15,892

Level 3 Fixed Maturities by Valuation Source - Recurring Basis
	September 30, 2017
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$10,299	$30,171	$40,470
Residential mortgage-backed securities	2,005	—	2,005
Commercial mortgage-backed securities	79,455	—	79,455
Other asset-backed securities	86,503	7,000	93,503
Total	$178,262	$37,171	$215,433
Percent of total	82.7%	17.3%	100.0%

	December 31, 2016
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$17,684	$41,435	$59,119
Commercial mortgage-backed securities	81,434	—	81,434
Other asset-backed securities	39,308	15,060	54,368
Total	$138,426	$56,495	$194,921
Percent of total	71.0%	29.0%	100.0%

Quantitative Information about Level 3 Fair Value Measurements - Recurring Basis
	September 30, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$28,596	Discounted cash flow	Credit spread	0.81% - 6.40% (3.62%)
Commercial mortgage-backed	73,064	Discounted cash flow	Credit spread	1.35% - 4.05% (2.46%)
Other asset-backed securities	6,728	Discounted cash flow	Credit spread	1.50% - 5.67% (5.00%)
Non-redeemable preferred stocks	7,654	Discounted cash flow	Credit spread	3.17% (3.17%)
Total assets	$116,042

Liabilities
Future policy benefits - indexed product embedded derivatives	$24,074	Discounted cash flow	Credit risk Risk margin	0.50% - 1.70% (1.05%) 0.15% - 0.40% (0.25%)

	December 31, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$47,398	Discounted cash flow	Credit spread	0.58% - 4.25% (2.81%)
Commercial mortgage-backed	81,434	Discounted cash flow	Credit spread	1.10% - 4.15% (2.95%)
Other asset-backed securities	6,461	Discounted cash flow	Credit spread	1.08% - 4.87% (3.45%)
Non-redeemable preferred stocks	7,411	Discounted cash flow	Credit spread	4.05% (4.05%)
Total assets	$142,704

Liabilities
Future policy benefits - indexed product embedded derivatives	$15,778	Discounted cash flow	Credit risk Risk margin	0.80% - 2.00% (1.25%) 0.15% - 0.40% (0.25%)

The tables above exclude certain securities for which the fair value was based on non-binding broker quotes where we could not reasonably obtain the quantitative unobservable inputs.

Level 3 Financial Instruments Changes in Fair Value - Recurring Basis
	September 30, 2017
				Realized and unrealized gains (losses), net
	Balance, December 31, 2016	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Amort-ization included in net income	Balance, September 30, 2017
	(Dollars in thousands)
Assets
Corporate securities	$59,119	$3,000	$(11,251)	$84	$(1,015)	$13,440	$(22,877)	$(30)	$40,470
Residential mortgage-backed securities	—	23,331	—	—	(1)	—	(21,326)	1	2,005
Commercial mortgage-backed securities	81,434	12,114	(613)	—	6,850	—	(20,267)	(63)	79,455
Other asset-backed securities	54,368	81,867	(8,286)	—	614	13,353	(48,392)	(21)	93,503
Non-redeemable preferred stocks	7,411	—	—	—	243	—	—	—	7,654
Total assets	$202,332	$120,312	$(20,150)	$84	$6,691	$26,793	$(112,862)	$(113)	$223,087

Liabilities
Future policy benefits - indexed product embedded derivatives	$15,778	$4,893	$(1,405)	$4,808	$—	$—	$—	$—	$24,074

	September 30, 2016
				Realized and unrealized gains (losses), net
	Balance, December 31, 2015	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Amort-ization included in net income	Balance, September 30, 2016
	(Dollars in thousands)
Assets
Corporate securities	$49,076	$2,000	$(9,500)	$—	$243	$26,738	$(13,572)	$(53)	$54,932
Residential mortgage-backed securities	3,729	—	(3,722)	—	(137)	—	—	130	—
Commercial mortgage-backed securities	88,180	18,826	(1,052)	—	7,093	—	(16,418)	70	96,699
Other asset-backed securities	55,557	46,010	(5,864)	—	691	30,098	(57,738)	23	68,777
United States Government and agencies	8,726	—	—	—	486	—	—	6	9,218
State and political subdivisions	—	—	—	—	108	2,393	(2,501)	—	—
Non-redeemable preferred stocks	7,471	—	—	—	241	—	—	—	7,712
Total assets	$212,739	$66,836	$(20,138)	$—	$8,725	$59,229	$(90,229)	$176	$237,338

Liabilities
Future policy benefits - indexed product embedded derivatives	$9,374	$4,533	$(73)	$1,635	$—	$—	$—	$—	$15,469

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

Valuation of our Financial Instruments Not Reported at Fair Value by Hierarchy Levels
	September 30, 2017
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$951,137	$951,137
Policy loans	—	—	234,938	234,938
Other investments	—	—	2,066	2,066
Total assets	$—	$—	$1,188,141	$1,188,141

Liabilities
Future policy benefits	$—	$—	$4,032,731	$4,032,731
Supplementary contracts without life contingencies	—	—	331,906	331,906
Advance premiums and other deposits	—	—	257,679	257,679
Long-term debt	—	—	77,513	77,513
Liabilities related to separate accounts	—	—	635,193	635,193
Total liabilities	$—	$—	$5,335,022	$5,335,022

	December 31, 2016
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$840,337	$840,337
Policy loans	—	—	230,656	230,656
Other investments			1,912	1,912
Total assets	$—	$—	$1,072,905	$1,072,905

Liabilities
Future policy benefits	$—	$—	$3,887,399	$3,887,399
Supplementary contracts without life contingencies	—	—	330,633	330,633
Advance premiums and other deposits	—	—	257,171	257,171
Long-term debt	—	—	67,599	67,599
Liabilities related to separate accounts	—	—	593,760	593,760
Total liabilities	$—	$—	$5,136,562	$5,136,562

Level 3 Financial Instruments Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis, generally mortgage loans or real estate that have been deemed to be impaired during the reporting period. There were no mortgage loans or real estate impaired to fair value during the nine months ended September 30, 2017 or September 30, 2016.

4. Defined Benefit Plan

We participate with several affiliates and an unaffiliated organization in various defined benefit plans, including a multiemployer plan. Our share of net periodic pension cost for the plans is recorded as expense in our consolidated statements of operations.

Components of Net Periodic Pension Cost for FBL and Affiliates Combined - Multiemployer Plan
	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Service cost	$1,388	$1,448	$4,164	$4,344
Interest cost	3,531	3,612	10,593	10,836
Expected return on assets	(4,796)	(4,466)	(14,388)	(13,398)
Amortization of prior service cost	32	36	98	108
Amortization of actuarial loss	2,531	2,358	7,591	7,074
Net periodic pension cost	$2,686	$2,988	$8,058	$8,964

FBL Financial Group, Inc. share of net periodic pension costs	$851	$952	$2,553	$2,856

Components of Net Periodic Pension Cost for FBL and Affiliates Combined - Other Plans
	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Service cost	$109	$83	$327	$251
Interest cost	250	242	752	724
Amortization of actuarial loss	293	229	879	689
Net periodic pension cost	$652	$554	$1,958	$1,664

FBL Financial Group, Inc. share of net periodic pension costs	$388	$315	$1,164	$945

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

6. Stockholders' Equity

Share Repurchases

Our Board of Directors approved a program to repurchase our Class A common stock. The repurchase program authorizes us to make repurchases in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. In connection with the Class A repurchase program, we made no repurchases during the nine months ended September 30, 2017 and repurchased 10,322 shares for $0.6 million during the nine months ended September 30, 2016. At September 30, 2017, $49.5 million remains available for repurchase under the repurchase program. Completion of this program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

Special Dividends

In March 2017, the Board of Directors approved a special $1.50 per share cash dividend payable to Class A and Class B common shareholders totaling $37.4 million. In March 2016, the Board of Directors approved a special $2.00 per share cash dividend payable to Class A and Class B common shareholders totaling $49.7 million.

Reconciliation of Outstanding Common Stock
	Class A		Class B		Total
	Shares	Dollars	Shares	Dollars	Shares	Dollars
	(Dollars in thousands)
Outstanding at January 1, 2016	24,796,763	$149,248	11,413	$72	24,808,176	$149,320
Issuance of common stock under compensation plans	76,805	2,917	—	—	76,805	2,917
Purchase of common stock	(10,322)	(63)	—	—	(10,322)	(63)
Outstanding at September 30, 2016	24,863,246	$152,102	11,413	$72	24,874,659	$152,174

Outstanding at January 1, 2017	24,882,542	$152,903	11,413	$72	24,893,955	$152,975
Issuance of common stock under compensation plans	39,555	644	—	—	39,555	644
Outstanding at September 30, 2017	24,922,097	$153,547	11,413	$72	24,933,510	$153,619

Accumulated Other Comprehensive Income, Net of Tax and Other Offsets
	Unrealized Net Investment Gains (Losses) on Available For Sale Securities (1)	Accumulated Non-Credit Impairment Losses (1)	Underfunded Status of Postretirement Benefit Plans	Total
	(Dollars in thousands)
Balance at January 1, 2016	$120,787	$(114)	$(6,141)	$114,532
Other comprehensive loss before reclassifications	175,562	3,311	—	178,873
Reclassification adjustments	(58)	(952)	433	(577)
Balance at September 30, 2016	$296,291	$2,245	$(5,708)	$292,828

Balance at January 1, 2017	$156,963	$311	$(7,719)	$149,555
Other comprehensive income before reclassifications	72,293	1,520	—	73,813
Reclassification adjustments	(61)	—	562	501
Balance at September 30, 2017	$229,195	$1,831	$(7,157)	$223,869

(1)	Includes the impact of taxes, deferred acquisition costs, value of insurance in force acquired, unearned revenue reserves and policyholder liabilities. See Note 2 for further information.

Accumulated Other Comprehensive Income Reclassification Adjustments
	Nine months ended September 30, 2017
	Unrealized Net Investment Gains (Losses) on Available For Sale Securities (1)	Accumulated Non-Credit Impairment Losses (1)	Underfunded Status of Postretirement Benefit Plans	Total
	(Dollars in thousands)
Realized capital gains on sales of investments	$(254)	$—	$—	$(254)
Adjustments for assumed changes in deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	160	—	—	160
Other expenses - change in unrecognized postretirement items:
Net actuarial loss	—	—	865	865
Reclassifications before income taxes	(94)	—	865	771
Income taxes	33	—	(303)	(270)
Reclassification adjustments	$(61)	$—	$562	$501

Accumulated Other Comprehensive Income Reclassification Adjustments
	Nine months ended September 30, 2016
	Unrealized Net Investment Gains (Losses) on Available For Sale Securities (1)	Accumulated Non-Credit Impairment Losses (1)	Underfunded Status of Postretirement Benefit Plans	Total
	(Dollars in thousands)
Realized capital losses on sales of investments	$470	$—	$—	$470
Adjustments for assumed changes in deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	(559)	58	—	(501)
Other than temporary impairment losses	—	(1,522)	—	(1,522)
Other expenses - change in unrecognized postretirement items:
Net actuarial loss	—	—	666	666
Reclassifications before income taxes	(89)	(1,464)	666	(887)
Income taxes	31	512	(233)	310
Reclassification adjustments	$(58)	$(952)	$433	$(577)

(1)	See Note 2 for further information.

7. Earnings per Share

Computation of Earnings per Common Share

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share data)
Numerator:
Net income attributable to FBL Financial Group, Inc.	$27,104	$30,017	$85,828	$80,343
Less: Dividends on Series B preferred stock	37	37	112	112
Income available to common stockholders	$27,067	$29,980	$85,716	$80,231

Denominator:
Weighted average shares - basic	25,037,020	24,990,441	25,036,258	24,977,342
Effect of dilutive securities - stock-based compensation	17,530	39,075	19,703	46,757
Weighted average shares - diluted	25,054,550	25,029,516	25,055,961	25,024,099

Earnings per common share	$1.08	$1.20	$3.42	$3.21
Earnings per common share - assuming dilution:	$1.08	$1.20	$3.42	$3.21

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

In the fourth quarter of 2016, due to changes in product offerings since the last amendment to our policy for calculating operating income, we refined our calculation of operating income to include offsets related to changes in interest sensitive product reserves. These offsets, net of tax, decreased operating income $0.1 million in the third quarter of 2017 and $0.4 million in the nine months ended September 30, 2017. These offsets, net of tax, not taken into account in the computation of operating income for the third quarter of 2016 would have increased operating income by $0.1 million and increased operating income for the nine months ended September 30, 2016 by $0.3 million.

Reconciliation Between Net Income and Operating Income
	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Net income attributable to FBL Financial Group, Inc.	$27,104	$30,017	$85,828	$80,343
Operating income adjustments:
Net realized gains/losses on investments (1)	38	(402)	(196)	1,142
Change in net unrealized gains/losses on derivatives (1)	(1,389)	(733)	(2,074)	(609)
Operating income	$25,753	$28,882	$83,558	$80,876

Financial Information Concerning our Operating Segments
	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Pre-tax operating income:
Annuity	$17,015	$17,075	$51,610	$50,571
Life Insurance	12,620	15,245	44,000	43,789
Corporate and Other	2,638	5,219	10,995	9,680
Total pre-tax operating income	32,273	37,539	106,605	104,040
Income taxes on operating income	(6,520)	(8,657)	(23,047)	(23,164)
Operating income	$25,753	$28,882	$83,558	$80,876

Operating revenues:
Annuity	$54,993	$54,839	$166,877	$160,972
Life Insurance	102,627	101,030	313,838	309,357
Corporate and Other	22,701	22,659	70,471	69,366
	180,321	178,528	551,186	539,695
Net realized gains/losses on investments (1)	(123)	575	190	(2,293)
Change in net unrealized gains/losses on derivatives (1)	1,358	2,181	1,097	4,833
Consolidated revenues	$181,556	$181,284	$552,473	$542,235

(1)	Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves.

Interest expense is attributable to the Corporate and Other segment. Expenditures for long-lived assets were not significant during the periods presented above. Goodwill at September 30, 2017 and December 31, 2016 was allocated among the segments as follows: Annuity ($3.9 million) and Life Insurance ($6.1 million).

Prior to 2017, securities and indebtedness of related parties were attributable to the Corporate and Other segment. In 2017, we began to assign a portion of our investments held in securities and indebtedness of related parties to the Life Insurance segment. The following chart provides the related equity income (loss) by segment.

Equity Income (Loss) by Operating Segment
	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Pre-tax equity income (loss):
Life Insurance	$548	$—	$3,003	$—
Corporate and Other	(1,717)	(695)	(5,620)	(3,369)
Total pre-tax equity loss	(1,169)	(695)	(2,617)	(3,369)

Income taxes	3,973	3,823	11,576	11,762
Equity income, net of related income taxes	$2,804	$3,128	$8,959	$8,393

Premiums collected, which is not a measure used in financial statements prepared according to GAAP, includes premiums received on life insurance policies and deposits on annuities and universal life-type products. Premiums collected is a common life insurance industry measure of agent productivity. Net premiums collected totaled $141.6 million for the quarter ended September 30, 2017 and $156.4 million for the same period in 2016. Net premiums collected totaled $477.4 million for the nine months ended September 30, 2017 and $516.5 million for the same period in 2016.

Under GAAP, premiums on whole life and term life policies are recognized as revenues over the premium-paying period and reported in the Life Insurance segment. The following chart provides a reconciliation of life insurance premiums collected to those reported in the GAAP financial statements.

Reconciliation of Traditional Life Insurance Premiums, Net of Reinsurance
	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Traditional and universal life insurance premiums collected	$71,214	$67,270	$219,949	$209,194
Premiums collected on interest sensitive products	(24,142)	(20,714)	(75,021)	(62,923)
Traditional life insurance premiums collected	47,072	46,556	144,928	146,271
Change in due premiums and other	15	1,126	855	1,154
Traditional life insurance premiums as included in the Consolidated Statements of Operations	$47,087	$47,682	$145,783	$147,425

There is no comparable GAAP financial measure for premiums collected on annuities and universal life-type products. GAAP revenues for those interest sensitive and variable products consist of various policy charges and fees assessed on those contracts, as summarized in the chart below.

Interest Sensitive Product Charges by Segment
	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Annuity
Surrender charges and other	$1,115	$894	$3,452	$2,768

Life Insurance
Administration charges	$3,740	$3,347	$11,504	$10,434
Cost of insurance charges	12,638	12,314	37,042	36,181
Surrender charges	499	259	1,493	785
Amortization of policy initiation fees	(382)	(1,710)	902	(762)
Total	$16,495	$14,210	$50,941	$46,638

Corporate and Other
Administration charges	$1,272	$1,313	$4,074	$4,232
Cost of insurance charges	7,431	7,450	22,025	22,399
Surrender charges	52	89	131	162
Separate account charges	2,071	2,019	6,100	5,990
Amortization of policy initiation fees	(432)	(124)	(62)	800
Total	$10,394	$10,747	$32,268	$33,583

Interest sensitive product charges as included in the Consolidated Statements of Operations	$28,004	$25,851	$86,661	$82,989

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

Economic and other environmental factors that may impact our business include, but are not limited to, the following:

•	Gross Domestic Product increased at an annual rate of 3.0% during the third quarter of 2017 based on recent estimates.

•	U.S. unemployment was estimated to be 4.2% at the end of the third quarter of 2017.

•	U.S. net farm income is forecast to increase 3.1% and farm real estate values are forecast to increase 4.6% during 2017 according to recent U.S. Department of Agriculture forecasts.

•	The U.S. 10-year Treasury yield increased during the third quarter of 2017 to 2.33% at September 30, 2017 from 2.31% at June 30, 2017.

•	United States government action on significant issues, including health care and tax policies, may impact our earnings and our customers' income.

•
The ultimate resolution of the Department of Labor's new rules that expand our fiduciary responsibilities for sales of insurance products to be used in retirement plans. See Part II, Item 1A for further discussion.

The low market interest rate environment continues to impact our investment yields as well as the interest we credit on our interest sensitive products. The benchmark 10-year U.S. Treasury yield trended lower in July and August before increasing in September to end the quarter generally unchanged. Credit spreads continued to tighten and ended near five-year lows. Low crediting rates pose challenges to maintaining attractive annuity and universal life products, although our rates are comparable to other insurance companies, allowing us to maintain our competitive position within the market. We experienced an increase in the fair value of our fixed maturity security portfolio during the third quarter of 2017 primarily due to a decrease in market yields. Based on our review of assumptions used to value deferred policy acquisition costs as well as certain interest sensitive policy reserves during the third quarter, we unlocked a number of assumptions including the forecast of interest rates due to the continuing low interest rate environment. See the segment discussion and “Financial Condition” section that follows for additional information regarding the impact of low market interest rates on our business.

Results of Operations for the Periods Ended September 30, 2017 and 2016

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Change	2017	2016	Change
	(Dollars in thousands, except per share data)
Net income attributable to FBL Financial Group, Inc.	$27,104	$30,017	(10)%	$85,828	$80,343	7%
Operating income adjustments:
Realized gains/losses on investments (1)	38	(402)	(109)%	(196)	1,142	(117)%
Change in net unrealized gains/losses on derivatives (1)	(1,389)	(733)	89%	(2,074)	(609)	241%
Operating income (2)	$25,753	$28,882	(11)%	$83,558	$80,876	3%

Pre-tax operating income:
Annuity segment	$17,015	$17,075	—%	$51,610	$50,571	2%
Life Insurance segment	12,620	15,245	(17)%	44,000	43,789	—%
Corporate and Other segment	2,638	5,219	(49)%	10,995	9,680	14%
Total pre-tax operating income	32,273	37,539	(14)%	106,605	104,040	2%
Income taxes on operating income	(6,520)	(8,657)	(25)%	(23,047)	(23,164)	(1)%
Operating income (2)	$25,753	$28,882	(11)%	$83,558	$80,876	3%

Earnings per common share - assuming dilution	$1.08	$1.20	(10)%	$3.42	$3.21	7%
Operating income per common share - assuming dilution (2)	1.03	1.15	(10)%	3.33	3.23	3%
Effective tax rate on operating income	20%	23%		22%	22%
Average invested assets, at amortized cost (3)				$8,021,712	$7,694,892	4%
Annualized yield on average invested assets (3)				5.31%	5.46%
Impact on operating income of unlocking deferred acquisition costs, deferred sales inducements, unearned revenue reserve and certain product reserves, net of tax (2)	$682	$446	53%	$682	$(3,260)	(121)%

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

Our net income and operating income decreased in the third quarter of 2017, compared to the prior year period, primarily due to lower other investment-related income and increases in death benefits and expenses, partially offset by the impact from an increase in the volume of business in force. Our net income and operating income increased in the nine months ended September 30, 2017, compared to the prior year period, primarily due to the impact from an increase in the volume of business in force, a decrease in amortization of deferred acquisition costs from the impact of market performance on our variable business, and the impact of unlocking, partially offset by increases in death benefits and lower other investment-related income. See the discussion that follows for details regarding operating income by segment.

We periodically revise key assumptions used in the calculation of the amortization of deferred acquisition costs, value of insurance in force acquired, deferred sales inducements, unearned revenue reserve for participating life insurance and interest sensitive products, as well as certain reserves on interest sensitive products, as applicable, through an “unlocking” process. These assumptions typically consist of withdrawal and lapse rates, earned spreads and mortality with revisions based on historical results and our best estimate of future experience. The impact of unlocking is recorded in the current period as an increase or decrease to amortization of the respective balances. While the unlocking process can take place at any time, as needs dictate, the process typically takes place annually. We incurred additional amortization through unlocking as a result of our analysis of the impact of the low interest rate environment on projected investment and spread income during the third quarter of 2017 in the Life Insurance and Corporate and Other segments and in the second quarter of 2016 in all segments. See the discussion that follows for further details of the unlocking impact to our operating segments.

Annuity Segment
	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Change	2017	2016	Change
	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges	$1,115	$894	25%	$3,452	$2,768	25%
Net investment income	53,878	53,945	—%	163,425	158,204	3%
Total operating revenues	54,993	54,839	—%	166,877	160,972	4%

Benefits and expenses:
Interest sensitive product benefits	31,385	29,637	6%	91,128	83,714	9%
Underwriting, acquisition and insurance expenses:
Commissions net of deferrals	537	507	6%	1,551	1,600	(3)%
Amortization of deferred acquisition costs	505	2,231	(77)%	5,816	8,474	(31)%
Amortization of value of insurance in force	169	170	(1)%	509	717	(29)%
Other underwriting expenses	5,382	5,219	3%	16,263	15,896	2%
Total underwriting, acquisition and insurance expenses	6,593	8,127	(19)%	24,139	26,687	(10)%
Total benefits and expenses	37,978	37,764	1%	115,267	110,401	4%
Pre-tax operating income (1)	$17,015	$17,075	—%	$51,610	$50,571	2%

Annuity Segment - continued
	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Change	2017	2016	Change
	(Dollars in thousands)			(Dollars in thousands)
Other data
Annuity premiums collected, direct (2)	$58,133	$75,998	(24)%	$216,135	$262,120	(18)%
Policy liabilities and accruals, end of period				4,243,232	4,111,775	3%
Average invested assets, at amortized cost				4,336,465	4,122,566	5%
Other investment-related income included in net investment income (3)	953	3,134	(70)%	4,068	7,682	(47)%
Average individual annuity account value				3,020,747	2,856,308	6%

Earned spread on individual annuity products:
Weighted average yield on cash and invested assets				5.15%	5.33%
Weighted average interest crediting rate				2.62%	2.69%
Spread				2.53%	2.64%

Individual annuity withdrawal rate				4.1%	3.7%

(1)	Pre-tax operating income is a non-GAAP measure of earnings, see Note 8 to our consolidated financial statements.

(2)	Premiums collected is a non-GAAP measure of sales production, see Note 8 to our consolidated financial statements.

(3)	Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our payment speed assumptions.

Pre-tax operating income for the Annuity segment in the third quarter of 2017 was in line with the prior year period as the impact from an increase in the volume of business in force and a benefit from unlocking was offset by lower other investment-related income. Pre-tax operating income increased in the nine months ended September 30, 2017, compared to the prior year period, primarily due to the impact of an increase in the volume of business in force and the impact of unlocking, partially offset by lower other investment-related income.

The average aggregate account value for individual annuity contracts in force increased in the nine months ended September 30, 2017, compared to the prior year period, due to continued sales and the crediting of interest. Continued growth in our business in force contributes to increases in revenues, benefits and expenses. Premiums collected were lower in the third quarter of 2017 and the nine months ended September 30, 2017, compared to the prior year periods, due to decreased sales of indexed annuity products and fixed rate deferred annuity products. Individual fixed rate deferred annuity collected premiums were $27.7 million in the third quarter of 2017 and $131.5 million in the nine months ended September 30, 2017, compared to $41.7 million in the third quarter of 2016 and $156.8 million in the nine months ended September 30, 2016. Indexed annuity collected premiums were $28.1 million in the third quarter of 2017 and $80.4 million in the nine months ended September 30, 2017, compared to $31.6 million in the third quarter of 2016 and $97.4 million in the nine months ended September 30, 2016.

The Annuity segment also includes advances on our funding agreements with FHLB. Outstanding funding agreements totaled $393.2 million at September 30, 2017 and $410.5 million at September 30, 2016.

Amortization of deferred acquisition costs and the volume of insurance in force changed during the third quarter of 2017 and the nine months ended September 30, 2017, compared to the prior year periods, due to changes in actual and expected profits on the underlying business. Amortization, as well as reserves held on certain interest sensitive products, also changed due to the impact of unlocking. Unlocking generally reflects changes in our projected earned spreads, policy lapses and mortality assumptions. Amortization was also impacted in the second quarter of 2016 due to unlocking our projected investment and spread income assumptions. The impact of unlocking on pre-tax operating income for the quarter and nine months ended September 30, 2017 and 2016 was as follows:

Impact of Unlocking on Pre-tax Operating Income
	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Amortization of deferred sales inducements reported in interest sensitive product benefits	$10	$—	$10	$1
Amortization of deferred acquisition costs	1,743	—	1,743	(1,219)
Amortization of value of insurance in force acquired	—	—	—	(194)
Changes in interest sensitive product reserves	(228)	—	(228)	—
Increase (decrease) to pre-tax operating income (1)	$1,525	$—	$1,525	$(1,412)

(1)	Pre-tax operating income is a non-GAAP measure of earnings, see Note 8 to our consolidated financial statements.

The weighted average yield on cash and invested assets for individual annuities decreased for the nine months ended September 30, 2017, compared to the prior year period, primarily due to lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, compared with the average existing portfolio yield and lower other investment-related income. See the "Financial Condition" section for additional information regarding the yields obtained on investment acquisitions. Weighted average interest crediting rates on our individual annuity products decreased due to crediting rate actions taken in 2016 and 2017 in response to the declining portfolio yield and a change in the underlying product mix.

Life Insurance Segment
	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Change	2017	2016	Change
	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges and other income	$16,545	$14,121	17%	$50,855	$46,381	10%
Traditional life insurance premiums	47,087	47,682	(1)%	145,783	147,425	(1)%
Net investment income	38,995	39,227	(1)%	117,200	115,551	1%
Total operating revenues	102,627	101,030	2%	313,838	309,357	1%

Benefits and expenses:
Interest sensitive product benefits:
Interest credited	7,913	7,886	—%	24,083	24,282	(1)%
Death benefits and other	16,945	17,459	(3)%	44,839	38,431	17%
Total interest sensitive product benefits	24,858	25,345	(2)%	68,922	62,713	10%
Traditional life insurance benefits:
Death benefits	21,530	19,259	12%	63,194	60,401	5%
Surrender and other benefits	7,409	8,234	(10)%	26,774	25,090	7%
Increase in traditional life future policy benefits	13,694	14,628	(6)%	38,231	44,589	(14)%
Total traditional life insurance benefits	42,633	42,121	1%	128,199	130,080	(1)%
Distributions to participating policyholders	2,487	2,459	1%	7,597	8,014	(5)%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	4,544	4,229	7%	14,321	13,037	10%
Amortization of deferred acquisition costs	1,122	(2,788)	(140)%	9,552	7,314	31%
Amortization of value of insurance in force	375	377	(1)%	1,125	1,131	(1)%
Other underwriting expenses	14,536	14,042	4%	43,125	43,279	—%
Total underwriting, acquisition and insurance expenses	20,577	15,860	30%	68,123	64,761	5%
Total benefits and expenses	90,555	85,785	6%	272,841	265,568	3%
	12,072	15,245	(21)%	40,997	43,789	(6)%
Equity income, before tax	548	—	N/A	3,003	—	N/A
Pre-tax operating income (1)	$12,620	$15,245	(17)%	$44,000	$43,789	—%

Life Insurance Segment - continued
	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Change	2017	2016	Change
	(Dollars in thousands)
Other data
Life premiums collected, net of reinsurance (2)	$71,214	$67,270	6%	$219,949	$209,194	5%
Policy liabilities and accruals, end of period				2,863,901	2,754,166	4%
Life insurance in force, end of period				57,559,618	55,450,401	4%
Average invested assets, at amortized cost (3)				2,916,544	2,784,470	5%
Other investment-related income included in net investment income (4)	167	733	(77)%	1,051	1,224	(14)%
Average interest sensitive life account value				826,589	808,629	2%

Interest sensitive life insurance spread:
Weighted average yield on cash and invested assets (3)				5.54%	5.64%
Weighted average interest crediting rate				3.80%	3.81%
Spread				1.74%	1.83%

Life insurance lapse and surrender rates				4.7%	5.5%
Death benefits, net of reinsurance and reserves released	21,193	20,546	3%	$65,466	$57,001	15%

(1)	Pre-tax operating income is a non-GAAP measure of earnings, see Note 8 to our consolidated financial statements.

(2)	Premiums collected is a non-GAAP measure of sales production, see Note 8 to our consolidated financial statements.

(3)	Average invested assets and weighted average yield including investments held as securities and indebtedness of related parties.

(4)	Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our payment speed assumptions.

Pre-tax operating income for the Life Insurance segment decreased in the third quarter of 2017, compared to the prior year period, primarily due to the impact of unlocking, lower other investment-related income and an increase in death benefits, partially offset by the impact of an increase in the volume of business in force. Pre-tax operating income increased in the nine months ended September 30, 2017, compared to the prior year period, primarily due to the impact of an increase in the volume of business in force and the impact of unlocking, partially offset by an increase in death benefits.

Amortization of deferred acquisition costs, deferred sales inducements, the value of insurance in force and unearned revenue reserves changed during the third quarter of 2017 and the nine months ended September 30, 2017, compared to the prior year periods, due to changes in actual and expected profits on the underlying business. Amortization, as well as reserves held on certain interest sensitive products, also changed due to the impact of unlocking. Unlocking generally reflects changes in our projected earned spreads, policy lapses, premium persistency and mortality assumptions. Amortization, as well as reserves held on certain interest sensitive products, was also impacted in the third quarter of 2017 and the second quarter of 2016 due to unlocking our projected investment and spread income assumptions. The impact of unlocking on pre-tax operating income for the quarter and nine months ended September 30, 2017 and 2016 was as follows:

Impact of Unlocking on Pre-tax Operating Income
	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Amortization of unearned revenue reserve reported in interest sensitive product charges and other income	$(1,166)	$(2,244)	$(1,166)	$(2,130)
Amortization of deferred sales inducements reported in interest sensitive product benefits	422	468	422	471
Amortization of deferred sales inducements reported in traditional life insurance benefits	55	69	55	69
Amortization of deferred acquisition costs	3,873	7,453	3,873	7,179
Changes in interest sensitive products reserves	(5,574)	(6,073)	(5,574)	(9,284)
Decrease to pre-tax operating income (1)	$(2,390)	$(327)	$(2,390)	$(3,695)

(1)	Pre-tax operating income is a non-GAAP measure of earnings, see Note 8 to our consolidated financial statements.

Death benefits, net of reinsurance and reserves released, increased in the third quarter of 2017, compared to the prior year period primarily due to an increase in the number of claims reported. The increase for the nine months ended September 30, 2017, compared to the prior year period, was due to increases in the average size of claims and an increase in the number of claims reported.

In 2017, we assigned a portion of our investments held in securities and indebtedness of related parties to the Life Insurance segment. These investments include equity interests in limited liability partnerships and corporations, accounted for under the equity method of accounting. Equity income, before tax, consists of our proportionate share of gains and losses attributable to our relative ownership interest in these investments. See the Equity Income discussion that follows for additional information regarding these investments.

The weighted average yield on cash and invested assets for interest sensitive life insurance products decreased for the nine months ended September 30, 2017, compared to the prior year period, due to lower other investment-related income and lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, compared with the average existing portfolio yield, partially offset by the transfer of higher yielding assets from the Corporate and Other segment into the Life Insurance segment. See the "Financial Condition" section for additional information regarding the yields obtained on investment acquisitions. Weighted average interest crediting rates on our interest sensitive life insurance products decreased due to crediting rate actions taken in 2016 and 2017 in response to the declining portfolio yield.

Corporate and Other Segment
	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Change	2017	2016	Change
	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges	$10,393	$10,793	(4)%	$32,265	$33,614	(4)%
Net investment income	8,719	8,161	7%	26,130	24,033	9%
Other income	3,589	3,705	(3)%	12,076	11,719	3%
Total operating revenues	22,701	22,659	—%	70,471	69,366	2%

Benefits and expenses:
Interest sensitive product benefits	11,697	10,239	14%	29,650	29,082	2%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	705	671	5%	2,238	2,250	(1)%
Amortization of deferred acquisition costs	(2,276)	(432)	427%	(416)	4,125	(110)%
Other underwriting expenses	2,045	1,210	69%	4,864	4,582	6%
Total underwriting, acquisition and insurance expenses	474	1,449	(67)%	6,686	10,957	(39)%
Interest expense	1,213	1,213	—%	3,638	3,638	—%
Other expenses	4,971	3,854	29%	13,862	12,647	10%
Total benefits and expenses	18,355	16,755	10%	53,836	56,324	(4)%
	4,346	5,904	(26)%	16,635	13,042	28%
Net loss (income) attributable to noncontrolling interest	9	10	(10)%	(20)	7	(386)%
Equity loss, before tax	(1,717)	(695)	147%	(5,620)	(3,369)	67%
Pre-tax operating income (1)	$2,638	$5,219	(49)%	$10,995	$9,680	14%

Other data
Average invested assets, at amortized cost (2)				$768,702	$787,856	(2)%
Other investment-related income included in net investment income (3)	$408	$392	4%	875	106	725%
Average interest sensitive life account value				362,439	350,943	3%
Death benefits, net of reinsurance and reserves released	7,760	6,902	12%	19,324	19,269	—%
Estimated impact on pre-tax income from separate account performance on amortization of deferred acquisition costs (1)	370	310	19%	1,631	(386)	(523)%

(1)	Pre-tax operating income is a non-GAAP measure of earnings, see Note 8 to our consolidated financial statements.

(2)	Average invested assets including, beginning in 2017, investments held as securities and indebtedness of related parties; the prior period amount has been adjusted for comparability.

(3)	Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our payment speed assumptions.

Pre-tax operating income decreased for the Corporate and Other segment in the third quarter of 2017, compared to the prior year period, primarily due to increases in expenses, death benefits and pre-tax losses on equity method investments, partially offset by the impact of unlocking. Pre-tax operating income increased in the nine months ended September 30, 2017, compared to the prior year period, primarily due to the impact of unlocking and decreases in amortization of deferred acquisition costs from the impact of market performance on our variable business, partially offset by an increase in other expenses and pre-tax losses on equity method investments.

Death benefits, net of reinsurance and reserves released, increased in the third quarter of 2017, compared to the prior year period due to increases in the number of claims reported, partially offset by lower average size of claims.

Amortization of deferred acquisition costs, deferred sales inducements and unearned revenue reserves changed during the third quarter of 2017 and the nine months ended September 30, 2017, compared to the prior year periods, due to the impact of unlocking and market performance on our variable business. Unlocking generally reflects changes in projected earned spreads, separate account performance and withdrawal and mortality assumptions. Amortization was also impacted in the third quarter of 2017 and the second quarter of 2016 due to unlocking our projected investment and spread income assumptions. The impact of unlocking on pre-tax operating income for the quarter and nine months ended September 30, 2017 and 2016 was as follows:

Impact of Unlocking on Pre-tax Operating Income
	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Amortization of unearned revenue reserve reported in interest sensitive product charges	$(579)	$(419)	$(579)	$(236)
Amortization of deferred sales inducements reported in interest sensitive product benefits	98	67	98	54
Amortization of deferred acquisition costs	3,194	1,595	3,194	558
Changes in certain product reserves reported in interest sensitive product benefits	(799)	(230)	(799)	(284)
Increase to pre-tax operating income (1)	$1,914	$1,013	$1,914	$92

(1)	Pre-tax operating income is a non-GAAP measure of earnings, see Note 8 to our consolidated financial statements.

Other underwriting expenses and other expenses increased in the third quarter of 2017 and the nine months ended September 30, 2017, compared to the prior year periods, primarily due to various increases in salaries, employee benefits, and other overhead expenses. Other underwriting expenses in the third quarter of 2017 also included $0.4 million in expenses associated with our routine five-year state insurance department examination. Other income and other expenses also includes fees and expenses from sales of brokered products and operating results of our non-insurance subsidiaries, which include management, advisory, marketing and distribution services and leasing activities.

In 2017, we assigned a portion of our investments held in securities and indebtedness of related parties from the Corporate and Other segment to the Life Insurance segment, resulting in a net decrease in pre-tax income in the Corporate and Other segment for the three and nine months ending September 30, 2017, compared to the prior year periods. These investments include equity interests in limited liability partnerships and corporations, accounted for under the equity method of accounting. Equity loss, before tax, consists of our proportionate share of gains and losses attributable to our relative ownership interest in these investments. See the Equity Income discussion that follows for additional information regarding these investments.

Equity Income
	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Equity income (loss):
Low income housing tax credit partnerships	$(1,918)	$(1,811)	$(6,661)	$(5,858)
Other equity method investments	749	1,116	4,044	2,489
	(1,169)	(695)	(2,617)	(3,369)
Income taxes:
Taxes on equity income (loss)	410	242	916	1,179
Investment tax credits	3,563	3,581	10,660	10,583
Equity income, net of related income taxes	$2,804	$3,128	$8,959	$8,393

Equity income includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest. We consistently use the most recent financial information available, generally not to exceed three months, to account for equity income. Several of these entities are investment companies whose operating results are derived primarily from unrealized and realized gains and losses generated by their investment portfolios. As is normal with these types of entities, the level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment, changes in prices of bond and equity securities held by the investment partnerships, the timing and success of initial public offerings or exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures. Our LIHTC investments generate pre-tax losses and after-tax gains as the related tax credits are realized. The timing of the realization of tax credits is subject to fluctuation from period to period due to the timing of housing project completions and the approval of tax credits.

Income Taxes on Operating Income

The effective tax rate on operating income was 20.2% for the third quarter of 2017 and 21.6% for the nine months ended September 30, 2017, compared with 23.1% for the third quarter of 2016 and 22.3% for the nine months ended September 30, 2016. The effective tax rates differ from the federal statutory rate of 35% primarily due to the impact of low-income housing tax credits from equity method investees and tax-exempt interest and dividend income.

Impact of Operating Income Adjustments on FBL Net Income
	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Realized gains (losses) on investments	$14	$621	$466	$(2,280)
Change in net unrealized gains/losses on derivatives	1,897	1,512	1,955	1,475
Change in amortization of:
Deferred acquisition costs	117	(341)	731	(7)
Value of insurance in force acquired	—	—	—	3
Unearned revenue reserve	(137)	(46)	(276)	(13)
Reserve change offset on interest sensitive products (1)	187	—	615	—
Income tax offset	(727)	(611)	(1,221)	289
Net impact of operating income adjustments	$1,351	$1,135	$2,270	$(533)

Summary of adjustments noted above after offsets and income taxes:
Net realized gains/losses on investments	$(38)	$402	$196	$(1,142)
Change in net unrealized gains/losses on derivatives	1,389	733	2,074	609
Net impact of operating income adjustments	$1,351	$1,135	$2,270	$(533)
Net impact per common share - basic	$0.05	$0.05	$0.09	$(0.02)
Net impact per common share - assuming dilution	$0.05	$0.05	$0.09	$(0.02)

(1)
In the fourth quarter of 2016, we refined our calculation of operating income to include offsets relating to changes in interest sensitive product reserves; see Note 8 to our consolidated financial statements for additional details. These offsets, net of tax, not taken into account would have increased operating income in the third quarter of 2016 by $0.1 million and increased operating income for the nine months ended September 30, 2016 by $0.3 million.

Income taxes on operating income adjustments on continuing operations are recorded at 35% as there are no permanent differences between book and taxable income relating to these adjustments.

Realized Gains (Losses) on Investments
	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Realized gains (losses) on investments:
Realized gains on sales	$221	$646	$1,770	$8,345
Realized losses on sales	(140)	—	(1,171)	(8,378)
Total other-than-temporary impairment charges	(67)	(25)	(133)	(3,769)
Net realized investment gains (losses)	14	621	466	(3,802)
Non-credit losses included in other comprehensive income	—	—	—	1,522
Total reported in statements of operations	$14	$621	$466	$(2,280)

The level of realized gains (losses) is subject to fluctuation from period to period due to movements in credit spreads and prevailing interest rates, changes in the economic environment, the timing of the sales of the investments generating realized gains and losses, as well as the timing of other than temporary impairment charges. During the three months ended September 30, 2017, we sold securities to reduce our exposure to a retailer, resulting in realized losses of $0.1 million. During the nine months ended September 30, 2017, we sold securities to reduce our exposure to a retailer and to the energy sector, resulting in realized losses of $0.9 million. See "Financial Condition - Investments" and Note 2 to our consolidated financial statements for details regarding our unrealized gains and losses on available-for-sale securities at September 30, 2017 and December 31, 2016.

Investment Credit Impairment Losses Recognized in Net Income
	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Residential mortgage-backed	$17	$—	$83	$2,172
Other	50	25	50	75
Total other-than-temporary impairment losses reported in net income	$67	$25	$133	$2,247

Other-than-temporary credit impairment losses for the three and nine months ended September 30, 2017 were incurred within a residential mortgage-backed security due to defaults in the underlying loans, resulting in a decline in the present value of expected cash flows. An impairment charge was also recognized on other assets due to uncollectibility. Other-than-temporary credit impairment losses for the nine months ended September 30, 2016 were incurred within residential mortgage-backed securities due to reduced reliance on insurance credit support resulting in a decline in the present value of expected cash flows. An impairment charge was also recognized on other assets for the three and nine months ended September 30, 2016 due to uncollectibility.

Financial Condition

Investments

Our investment portfolio increased 3.9% to $8,489.5 million at September 30, 2017 compared to $8,174.7 million at December 31, 2016. The portfolio increased due to positive cash flows from operating activities, as well as an increase of $162.2 million of net unrealized appreciation of fixed maturities during 2017. Additional details regarding securities in an unrealized gain or loss position at September 30, 2017 are included in the discussion that follows and in Note 2 to our consolidated financial statements. Details regarding investment impairments are discussed above in the "Realized Gains (Losses) on Investments" section under "Results of Operations."

We manage the investment portfolio to optimize risk-adjusted yield within the context of prudent asset-liability management. We evaluate multiple cash flow testing scenarios as part of this process. The Company's investment policy calls for investing primarily in high quality fixed maturities and commercial mortgage loans.

Fixed Maturity Acquisitions Selected Information
	Nine months ended September 30,
	2017	2016
	(Dollars in thousands)
Cost of acquisitions:
Corporate	$116,985	$266,602
Mortgage- and asset-backed	319,545	316,880
United States Government and agencies	748	500
Tax-exempt municipals	17,566	11,105
Taxable municipals	17,144	26,290
Total	$471,988	$621,377
Effective annual yield	3.97%	4.13%
Credit quality
NAIC 1 designation	70.8%	57.5%
NAIC 2 designation	29.2%	40.2%
Weighted-average life in years	13.0	11.0
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

A portion of the securities acquired during the nine months ended September 30, 2017 and September 30, 2016 were obtained with the proceeds from advances on our funding agreements with the FHLB. The securities acquired to support these funding agreements often carry a lower average yield than securities acquired to support our other insurance products, due to the shorter maturity and relatively low interest rate paid on those advances. In addition, certain municipal securities acquired are exempt from federal income taxes, and accordingly have a higher actual return than reflected in the yields stated above. The average yield of the securities acquired, excluding the securities supporting the funding agreements and using a tax-adjusted yield for the municipal securities, was 3.99% during the nine months ended September 30, 2017 and was 4.46% during the nine months ended September 30, 2016.

Investment Portfolio Summary
	September 30, 2017		December 31, 2016
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities - available for sale:
Public	$5,486,919	64.7%	$5,320,670	65.2%
144A private placement	1,485,030	17.5	1,442,589	17.6
Private placement	231,386	2.7	245,531	3.0
Total fixed maturities - available for sale	7,203,335	84.9	7,008,790	85.8
Equity securities	130,890	1.5	132,968	1.6
Mortgage loans	923,938	10.9	816,471	10.0
Real estate	1,543	—	1,955	—
Policy loans	190,252	2.2	188,254	2.3
Short-term investments	25,399	0.3	16,348	0.2
Other investments	14,099	0.2	9,874	0.1
Total investments	$8,489,456	100.0%	$8,174,660	100.0%

As of September 30, 2017, 96.4% (based on carrying value) of the available-for-sale fixed maturities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities

(NAIC designations 3 through 6). As of September 30, 2017, no single non-investment grade holding exceeded 0.2% of total investments.

Credit Quality by NAIC Designation and Equivalent Rating
		September 30, 2017		December 31, 2016
NAIC Designation	Equivalent Rating (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$4,640,880	64.4%	$4,465,027	63.7%
2	BBB	2,303,266	32.0	2,232,384	31.9
	Total investment grade	6,944,146	96.4	6,697,411	95.6
3	BB	183,385	2.5	209,092	2.9
4	B	55,117	0.8	81,210	1.2
5	CCC	12,543	0.2	13,705	0.2
6	In or near default	8,144	0.1	7,372	0.1
	Total below investment grade	259,189	3.6	311,379	4.4
	Total fixed maturities - available for sale	$7,203,335	100.0%	$7,008,790	100.0%

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

Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification
	September 30, 2017
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$355,140	$330,669	$26,161	$24,471	$(1,020)
Capital goods	282,287	272,915	20,429	9,372	(1,341)
Communications	151,349	130,842	11,858	20,507	(821)
Consumer cyclical	129,648	120,842	9,274	8,806	(497)
Consumer non-cyclical	512,278	454,997	36,527	57,281	(4,111)
Energy	478,306	394,382	29,864	83,924	(6,538)
Finance	736,993	658,564	50,087	78,429	(1,006)
Transportation	102,436	89,758	7,454	12,678	(585)
Utilities	809,068	785,949	98,063	23,119	(2,090)
Other	180,185	170,307	12,591	9,878	(81)
Total corporate securities	3,737,690	3,409,225	302,308	328,465	(18,090)
Mortgage- and asset-backed securities	1,920,649	1,542,685	95,050	377,964	(5,787)
United States Government and agencies	27,844	24,246	1,679	3,598	(23)
State and political subdivisions	1,517,152	1,454,028	136,264	63,124	(2,117)
Total	$7,203,335	$6,430,184	$535,301	$773,151	$(26,017)

Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification

	December 31, 2016
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$342,832	$220,528	$15,557	$122,304	$(6,904)
Capital goods	273,602	222,671	17,451	50,931	(2,580)
Communications	148,355	114,397	9,923	33,958	(2,819)
Consumer cyclical	132,492	110,335	8,387	22,157	(602)
Consumer non-cyclical	477,132	309,320	22,128	167,812	(8,181)
Energy	490,128	336,139	25,404	153,989	(13,643)
Finance	753,213	529,277	34,925	223,936	(6,672)
Transportation	109,228	95,944	6,215	13,284	(1,929)
Utilities	802,346	667,397	80,459	134,949	(5,489)
Other	179,327	139,082	8,152	40,245	(1,124)
Total corporate securities	3,708,655	2,745,090	228,601	963,565	(49,943)
Mortgage- and asset-backed securities	1,768,904	1,124,418	71,612	644,486	(16,834)
United States Government and agencies	32,072	25,634	1,629	6,438	(132)
State and political subdivisions	1,499,159	1,349,107	119,298	150,052	(7,152)
Total	$7,008,790	$5,244,249	$421,140	$1,764,541	$(74,061)

Gross Unrealized Gains and Gross Unrealized Losses by Energy Industry Classification
	September 30, 2017
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Energy securities:
Midstream	$187,473	$153,216	$8,137	$34,257	$(1,043)
Oil field services	41,887	24,726	2,389	17,161	(4,450)
Independent exploration & production	124,739	102,657	7,942	22,082	(901)
Integrated energy	79,434	73,823	7,592	5,611	(130)
Refiners	44,773	39,960	3,804	4,813	(14)
Total	$478,306	$394,382	$29,864	$83,924	$(6,538)

Gross Unrealized Gains and Gross Unrealized Losses by Energy Industry Classification
	December 31, 2016
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Energy securities:
Midstream	$179,533	$112,683	$6,333	$66,850	$(3,997)
Oil field services	54,898	27,135	2,181	27,763	(5,648)
Independent exploration & production	128,329	98,242	8,092	30,087	(2,477)
Integrated energy	84,319	64,107	5,759	20,212	(494)
Refiners	43,049	33,972	3,039	9,077	(1,027)
Total	$490,128	$336,139	$25,404	$153,989	$(13,643)

At September 30, 2017, 81.5% of our energy holdings were investment grade. Our non-investment grade holdings included oil field services issuers with a carrying value of $19.3 million and a net unrealized loss of $3.4 million and midstream issuers with a carrying value of $28.0 million and a net unrealized loss of less than $0.1 million.

Credit Quality of Available-for-Sale Fixed Maturities with Unrealized Losses
		September 30, 2017
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$475,055	61.5%	$(7,691)	29.5%
2	BBB	215,061	27.8	(6,962)	26.8
	Total investment grade	690,116	89.3	(14,653)	56.3
3	BB	49,859	6.4	(3,023)	11.6
4	B	29,066	3.8	(6,721)	25.9
5	CCC	4,099	0.5	(1,620)	6.2
6	In or near default	11	—	—	—
	Total below investment grade	83,035	10.7	(11,364)	43.7
	Total	$773,151	100.0%	$(26,017)	100.0%

		December 31, 2016
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$941,794	53.4%	$(27,615)	37.3%
2	BBB	679,428	38.5	(28,472)	38.4
	Total investment grade	1,621,222	91.9	(56,087)	75.7
3	BB	77,750	4.4	(7,658)	10.4
4	B	54,958	3.1	(8,163)	11.0
5	CCC	3,270	0.2	(1,461)	2.0
6	In or near default	7,341	0.4	(692)	0.9
	Total below investment grade	143,319	8.1	(17,974)	24.3
	Total	$1,764,541	100.0%	$(74,061)	100.0%

Available-For-Sale Fixed Maturities with Unrealized Losses by Length of Time
	September 30, 2017
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$300,264	$—	$(2,194)
Greater than three months to six months	—	26,815	—	(475)
Greater than six months to nine months	—	14,769	—	(365)
Greater than nine months to twelve months	—	169,153	—	(3,550)
Greater than twelve months	6,020	282,147	(2,400)	(17,033)
Total	$6,020	$793,148	$(2,400)	$(23,617)

	December 31, 2016
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$1,218,024	$—	$(30,040)
Greater than three months to six months	—	218,857	—	(10,522)
Greater than six months to nine months	—	9,702	—	(79)
Greater than nine months to twelve months	—	12,765	—	(199)
Greater than twelve months	18,947	360,307	(5,926)	(27,295)
Total	$18,947	$1,819,655	$(5,926)	$(68,135)

Available-For-Sale Fixed Maturities with Unrealized Losses by Maturity Date
	September 30, 2017		December 31, 2016
	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Due in one year or less	$1,123	$(2)	$414	$(104)
Due after one year through five years	20,531	(1,488)	14,883	(283)
Due after five years through ten years	77,416	(2,455)	234,944	(7,686)
Due after ten years	296,117	(16,285)	869,814	(49,154)
	395,187	(20,230)	1,120,055	(57,227)
Mortgage- and asset-backed	377,964	(5,787)	644,486	(16,834)
Total	$773,151	$(26,017)	$1,764,541	$(74,061)

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

Our direct exposure to the Alt-A home equity and subprime first-lien sectors is limited to investments in structured securities collateralized by senior tranches of residential mortgage loans. We also have a partnership interest in one fund at September 30, 2017 and two funds at December 31, 2016, that own securities backed by Alt-A home equity, subprime first-lien and adjustable rate mortgage collateral. The funds are reported as securities and indebtedness of related parties in our consolidated balance sheets with a fair value of $3.3 million at September 30, 2017 and $8.0 million at December 31, 2016. We do not own any direct investments in subprime lenders.

Mortgage- and Asset-Backed Securities by Collateral Type
	September 30, 2017			December 31, 2016
	Amortized Cost	Carrying Value	Percent of Fixed Maturities	Amortized Cost	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Government agency	$191,571	$204,261	2.8%	$190,016	$201,135	2.9%
Prime	169,757	182,965	2.5	121,101	129,988	1.9
Alt-A	100,495	115,143	1.6	114,625	125,363	1.8
Subprime	141,840	150,573	2.1	129,504	127,529	1.8
Commercial mortgage	628,934	665,115	9.2	546,446	575,954	8.2
Non-mortgage	598,789	602,592	8.4	612,434	608,935	8.7
Total	$1,831,386	$1,920,649	26.6%	$1,714,126	$1,768,904	25.3%

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

Residential Mortgage-Backed Securities by NAIC Designation and Origination Year
	September 30, 2017
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$89,683	$93,036	$83,456	$106,159	$256,210	$266,101	$429,349	$465,296
2	673	681	887	890	—	—	1,560	1,571
3	—	—	5,066	5,773	—	—	5,066	5,773
4	—	—	3,832	3,225	—	—	3,832	3,225
5	11	11	—	—	—	—	11	11
Total	$90,367	$93,728	$93,241	$116,047	$256,210	$266,101	$439,818	$475,876

	December 31, 2016
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$106,819	$110,696	$86,461	$102,877	$188,782	$195,947	$382,062	$409,520
2	1,026	1,032	3,515	3,444	—	—	4,541	4,476
3	—	—	5,397	4,686	—	—	5,397	4,686
4	—	—	4,098	3,607	—	—	4,098	3,607
5	12	11	—	—	—	—	12	11
Total	$107,857	$111,739	$99,471	$114,614	$188,782	$195,947	$396,110	$422,300

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

Commercial Mortgage-Backed Securities by NAIC Designation and Origination Year
	September 30, 2017
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$8,997	$9,764	$128,374	$143,731	$461,104	$479,084	$598,475	$632,579
2	—	—	30,459	32,536	—	—	30,459	32,536
Total (1)	$8,997	$9,764	$158,833	$176,267	$461,104	$479,084	$628,934	$665,115

	December 31, 2016
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$9,330	$9,549	$133,036	$142,404	$364,936	$384,026	$507,302	$535,979
2	—	—	31,144	31,775	—	—	31,144	31,775
3	—	—	8,000	8,200	—	—	8,000	8,200
Total (1)	$9,330	$9,549	$172,180	$182,379	$364,936	$384,026	$546,446	$575,954

(1)	The CMBS portfolio included government agency-backed securities with a carrying value of $470.1 million at September 30, 2017 and $387.4 million at December 31, 2016.

Also included in the commercial mortgage-backed securities are military housing bonds totaling $161.4 million at September 30, 2017 and $148.0 million at December 31, 2016. These bonds are used to fund the construction of multi-family homes on United States military bases. The bonds are backed by a first mortgage lien on residential military housing projects.

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

Other Asset-Backed Securities by NAIC Designation and Origination Year
	September 30, 2017
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$11,056	$10,827	$157,413	$170,885	$456,858	$458,931	$625,327	$640,643
2	1,790	1,896	4,854	4,909	99,043	100,831	105,687	107,636
3	—	—	—	—	16,979	16,698	16,979	16,698
4	191	181	—	—	—	—	191	181
5	—	—	—	—	6,400	6,400	6,400	6,400
6	—	—	8,050	8,100	—	—	8,050	8,100
Total	$13,037	$12,904	$170,317	$183,894	$579,280	$582,860	$762,634	$779,658

	December 31, 2016
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$10,723	$10,258	$163,214	$166,553	$479,281	$476,630	$653,218	$653,441
2	1,951	2,100	5,441	5,519	70,001	69,670	77,393	77,289
3	—	—	—	—	25,084	24,743	25,084	24,743
4	192	189	—	—	1,250	1,247	1,442	1,436
5	—	—	—	—	6,400	6,400	6,400	6,400
6	—	—	8,033	7,341	—	—	8,033	7,341
Total	$12,866	$12,547	$176,688	$179,413	$582,016	$578,690	$771,570	$770,650

States and Political Subdivision Securities

States and political subdivision securities totaled $1,517.1 million, or 21.1% of total fixed maturities, at September 30, 2017, and $1,499.2 million, or 21.4% of total fixed maturities at December 31, 2016 and include investments in general obligation, revenue and municipal housing bonds. Our investment strategy is to utilize municipal bonds in addition to corporate bonds, as we believe they provide additional diversification and have historically low default rates compared with similarly rated corporate bonds. We evaluate the credit strength of the underlying issues on both a quantitative and qualitative basis, excluding insurance, prior to acquisition. The majority of the municipal bonds we hold are investment grade credits without consideration of insurance. Our municipal bonds are well diversified by type and geography with the top exposure being water and sewer revenue bonds. We do not hold any Puerto Rico-related bonds. Exposure to the state of Illinois and municipalities within the state accounted for 1.6% of our total fixed maturities at September 30, 2017. As of September 30, 2017, our Illinois-related portfolio holdings were rated investment grade, and were trading at 109.7% of amortized cost. Our municipal bond exposure had an average rating of Aa2/AA and our holdings were trading at 109.7% of amortized cost at September 30, 2017.

Equity Securities

Equity securities totaled $130.9 million at September 30, 2017 and $133.0 million at December 31, 2016. Gross unrealized gains totaled $8.7 million and gross unrealized losses totaled $0.2 million at September 30, 2017. At December 31, 2016, gross unrealized gains totaled $4.2 million and gross unrealized losses totaled $1.7 million on these securities. The unrealized losses were primarily attributable to non-redeemable perpetual preferred securities from issuers in the financial sector. See Note 2 to our consolidated financial statements for further discussion regarding our analysis of unrealized losses related to these securities.

Mortgage Loans

Mortgage loans totaled $923.9 million at September 30, 2017 and $816.5 million at December 31, 2016. Our mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. The total number of commercial mortgage loans outstanding was 186 at September 30, 2017 and 178 at December 31, 2016. In the first nine months of 2017, new loans ranged from $2.5 million to $12.5 million in size, with an average loan size of $7.5 million, an average loan term of 15 years and an average yield of 4.20%. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. The majority of our mortgage loans amortize principal, with 2.5% that are interest only loans at September 30, 2017. At September 30, 2017, the average loan-to-value of the current outstanding principal balance using the most recent appraised value was 55.4% and the weighted average debt service coverage ratio was 1.6 based on the results of our 2016 annual study. See Note 2 to our consolidated financial statements for further discussion regarding our mortgage loans.

Other Assets

Assets held in separate accounts increased 6.8% to $637.7 million primarily due to market performance on the underlying investment portfolios. Deferred acquisition costs decreased 8.3% to $302.8 million at September 30, 2017, compared to December 31, 2016, primarily due to a $46.5 million increase in the impact of the change in net unrealized appreciation on fixed maturity securities during the period.

Liabilities

Future policy benefits increased 2.1% to $6,941.7 million at September 30, 2017, compared to December 31, 2016, primarily due to an increase in the volume of annuity and life business in force. Deferred income taxes increased 26.3% to $206.5 million primarily due to the tax impact of the change in unrealized appreciation/depreciation on investments. Liabilities related to separate accounts increased 6.8% to $637.7 million primarily due to market performance on the underlying investment portfolios.

Stockholders' Equity

As discussed in Note 6 to our consolidated financial statements, stockholders' equity was impacted by capital deployment actions during the first quarter of 2017. We paid a special cash dividend of $1.50 per share on Class A and Class B common stock and increased our regular quarterly dividend by 4.8% to $0.44 per share during March 2017.

Our stockholders' equity increased 7.6% to $1,278.6 million at September 30, 2017, compared to $1,188.2 million at December 31, 2016, primarily due to net income and the change in unrealized appreciation of fixed maturity securities during the period, partially offset by dividends paid.

At September 30, 2017, FBL's common stockholders' equity was $1,275.6 million, or $51.16 per share, compared to $1,185.2 million, or $47.61 per share, at December 31, 2016. Included in stockholders' equity per common share is $8.98 at September 30, 2017 and $6.01 at December 31, 2016 attributable to accumulated other comprehensive income.

Liquidity and Capital Resources

Cash Flows

During the first nine months of 2017, our operating activities generated cash flows totaling $174.4 million, consisting of net income of $85.8 million adjusted for non-cash operating revenues and expenses netting to $88.5 million. We used cash of $134.1 million in our investing activities during the 2017 period. The primary uses were $653.5 million of investment acquisitions, mostly in fixed maturity securities, partially offset by $536.3 million in sales, maturities and repayments of investments. Our financing activities used cash of $45.1 million during the 2017 period. The primary financing uses were $333.3 million for return of policyholder account balances on interest sensitive products and $70.4 million for dividends paid to stockholders, which was partially offset by $358.2 million in receipts from interest sensitive products credited to policyholder account balances.

Sources and Uses of Capital Resources

Parent company cash inflows from operations consist primarily of fees that it charges various subsidiaries and affiliates for management of their operations, expense reimbursements and tax settlements from subsidiaries and affiliates, proceeds from the exercise of employee stock options, investment income and dividends from subsidiaries, if declared and paid. Revenue sources for the parent company during the nine months ended September 30, 2017 included management fees from subsidiaries and affiliates totaling $6.0 million and dividends of $55.0 million. Cash outflows are principally for salaries, taxes and other expenses related to providing management services, dividends on outstanding stock and interest on our parent company debt.

We paid regular cash dividends on our common and preferred stock during the nine-month period ended September 30 totaling $33.0 million in 2017 and $31.4 million in 2016. In addition, we paid a special $1.50 per common share cash dividend in March 2017 totaling $37.4 million and a $2.00 per common share cash dividend in March 2016 totaling $49.7 million. It is anticipated that quarterly cash dividend requirements for 2017 will be $0.0075 per Series B preferred share and $0.44 per common share. The level of common stock dividends are analyzed quarterly and are dependent upon our capital and liquidity positions. In addition, alternative uses of excess capital may impact future dividend levels. Assuming these quarterly dividend rates, the common and preferred dividends would total approximately $10.9 million for the remainder of 2017. The parent company expects to have sufficient resources and cash flows to meet its interest and dividend payments throughout 2017. The parent company had available cash and investments totaling $59.7 million at September 30, 2017. The parent company expects to rely on available cash resources, dividends from Farm Bureau Life and management fee income to make dividend payments to its stockholders and interest payments on its debt. In addition, our parent company and Farm Bureau Life have entered into a reciprocal line of credit arrangement, which provides additional liquidity for either entity up to $20.0 million. We had no material commitments for capital expenditures as of September 30, 2017.

As discussed in Note 6 to our consolidated financial statements, we have periodically taken advantage of opportunities to repurchase our outstanding Class A common stock through Class A common stock repurchase programs approved by our Board of Directors. At September 30, 2017, $49.5 million remains available for repurchase under the current $50.0 million Class A common stock repurchase program. We made no common stock repurchases during the nine months ended September 30, 2017. Completion of this program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

Interest payments on our debt totaled $3.6 million for the nine months ended September 30, 2017 and September 30, 2016. Interest payments on our debt outstanding at September 30, 2017 are estimated to be $1.2 million for the remainder of 2017.

Farm Bureau Life's cash inflows primarily consist of premiums; deposits to policyholder account balances; income from investments; sales, maturities and calls of investments; and repayments of investment principal. Farm Bureau Life's cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, current operating expenses and dividends. Life insurance companies generally produce a positive cash flow, which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. Continuing operations and financing activities from Farm Bureau Life relating to interest sensitive products provided funds totaling $191.8 million for the nine months ended September 30, 2017 and $343.1 million for the prior year period.

Farm Bureau Life's ability to pay dividends to the parent company is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. At December 31, 2016, Farm Bureau Life’s statutory unassigned surplus was $483.8 million. There are certain additional limits on the amount of dividends that may be paid within a year without approval of the Insurance Division, Department of Commerce of the State of Iowa (the Iowa Insurance Division) as discussed in Note 7 to our consolidated financial statements included in Item 8 of our 2016 Form 10-K. During the remainder of 2017, the maximum amount legally available for distribution to the parent company without further regulatory approval is $51.1 million.

We manage the amount of capital held by our insurance subsidiaries to ensure we meet regulatory requirements. State laws specify regulatory actions if an insurer's risk-based capital (RBC) ratio, a measure of solvency, falls below certain levels. The NAIC has a standard formula for annually assessing RBC based on the various risk factors related to an insurance company's capital and surplus, including insurance, business, asset and interest rate risks. The insurance regulators monitor the level of RBC against a statutory "authorized control level" RBC at which point regulators have the option to assume control of the insurance company. The company action level RBC is 200% of the authorized control level and is the first point at which any action would be triggered. Our adjusted capital and RBC is reported to our insurance regulators annually based on formulas that may be revised throughout the year. We estimate our adjusted capital and RBC quarterly; however, these estimates may differ from annual results should the regulatory formulas change. As of September 30, 2017, our statutory total adjusted capital is estimated at $711.5 million, resulting in a RBC ratio of 575%, based on company action level capital of $123.7 million.

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

Our internal control over financial reporting changes from time-to-time as we modify and enhance our systems and processes to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. While changes have taken place in our internal controls during the quarter ended September 30, 2017, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

On April 8, 2016, the U.S. Department of Labor (DOL) issued regulations (the Final Rule) addressing when companies and individuals providing investment advice with respect to certain employee benefit plans or individual retirement accounts (IRAs) are considered a fiduciary under the Employee Retirement Income Security Act (ERISA) and the Internal Revenue Code. We were required to be in compliance with the Impartial Conduct standards of the Final Rule, which was effective June 9, 2017. The DOL has proposed an extension of the effective date for complying with the remaining provisions of the Final Rule from January 1, 2018, until July 1, 2019. The rule has not been in effect for a sufficient period to determine if there will be a material sales impact. We continue to monitor developments that may impact the remaining provisions of the Final Rule.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Repurchases of Equity Securities

We had no issuer repurchases of equity securities for the quarter ended September 30, 2017. We have $49.5 million available under a stock repurchase program announced on March 3, 2016, which will expire on March 31, 2018. The program authorizes us to make repurchases of Class A common stock in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. Completion of the program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares, if any, that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

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
101+#
Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language) from FBL Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 as follows: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Financial Statements

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

Date: November 2, 2017

FBL FINANCIAL GROUP, INC.

By	/s/ James P. Brannen
James P. Brannen
Chief Executive Officer (Principal Executive Officer)

By	/s/ Donald J. Seibel
Donald J. Seibel
Chief Financial Officer and Treasurer (Principal Financial Officer)

By	/s/ Anthony J. Aldridge
Anthony J. Aldridge
Chief Accounting Officer (Principal Accounting Officer)