Form 10-K
period 2017-12-31
FBL FINANCIAL GROUP INC
filed 2018-03-01
CIK 1012771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
(Mark one)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

As of June 30, 2017, the aggregate market value of the registrant's Class A Common Stock and Class B Common Stock held by non-affiliates of the registrant was $609,145,446 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Title of each class	Outstanding at February 27, 2018
Class A Common Stock, without par value	24,879,776
Class B Common Stock, without par value	11,413
DOCUMENTS INCORPORATED BY REFERENCE
Document	Parts Into Which Incorporated
Portions of the definitive proxy statement for annual shareholders meeting to be held on May 16, 2018	Part III

(This page has been left blank intentionally.)

FBL FINANCIAL GROUP, INC.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2017

PART I.
	Cautionary Statement Regarding Forward Looking Information	1
Item 1.	Business	2
Item 1A.	Risk Factors	14
Item 1B.	Unresolved Staff Comments	21
Item 2.	Properties	21
Item 3.	Legal Proceedings	21
Item 4.	Mine Safety Disclosures	21

PART II.
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	22
Item 6.	Selected Consolidated Financial Data	25
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	57
Item 8.	Consolidated Financial Statements and Supplementary Data	58
	Management's Report on Internal Control Over Financial Reporting	59
	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	59
	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	60
	Consolidated Balance Sheets	62
	Consolidated Statements of Operations	64
	Consolidated Statements of Comprehensive Income	65
	Consolidated Statements of Changes in Stockholders' Equity	65
	Consolidated Statements of Cash Flows	66
	Notes to Consolidated Financial Statements	68
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	118
Item 9A.	Controls and Procedures	119
Item 9B.	Other Information	119

PART III.

The information required by Items 10 through 14 is incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2017.

PART IV.
Item 15.	Exhibits and Financial Statement Schedules	120

	SIGNATURES	122

	Schedule I - Summary of Investments - Other than Investments in Related Parties	123
	Schedule II - Condensed Financial Information of Registrant	124
	Schedule III - Supplementary Insurance Information	128
	Schedule IV - Reinsurance	130

(This page has been left blank intentionally.)

Cautionary Statement Regarding Forward Looking Information

This Form 10-K includes statements relating to anticipated financial performance, business prospects, new products and similar matters. These statements and others, which include words such as "expect," "anticipate," "believe," "intend" and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. A variety of factors could cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These forward-looking statements are based on assumptions that we believe to be reasonable; however, no assurance can be given that the assumptions will prove to be correct. We undertake no obligation to update any forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include but are not limited to the following.

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

•	A significant ratings downgrade may have a material adverse effect on our business.

•	Cyber attacks, system security risks, data protection breaches and other technology failures could adversely affect our business and results of operations.

•	Success of our business depends in part on effective information technology systems and on continuing to develop and implement improvements.

•	All segments of our business are highly regulated and these regulations or changes in them could affect our profitability.

•	A significant change in accounting guidance could have a material effect on our financial condition or results of operations.

•
Actual experience that differs from our assumptions regarding future persistency, mortality, interest rates and benefit utilization used in pricing our products and calculating reserve amounts and deferred acquisition costs could have a material adverse impact on our financial results.

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

See Part 1A, Risk Factors, for additional information.

PART I

ITEM 1. BUSINESS

General

FBL Financial Group, Inc. (we or the Company), majority owned by the Iowa Farm Bureau Federation (IFBF), sells individual life insurance and annuity products principally under the consumer brand name Farm Bureau Financial Services. This brand identity is represented by the distribution channel of our subsidiary Farm Bureau Life Insurance Company (Farm Bureau Life). In addition, in the state of Colorado, we offer life and annuity products through Greenfields Life Insurance Company (Greenfields Life). As of December 31, 2017, these distribution channels consisted of 1,840 exclusive agents and agency managers, who sell our products in the Midwestern and Western sections of the United States.

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

FBL Financial Group, Inc. Business and Distribution Channels

FBL Financial Group, Inc.

COMPANY	Farm Bureau Life Insurance Company	Greenfields Life Insurance Company	Farm Bureau Property & Casualty Insurance Company and Western Agricultural Insurance Company
RELATIONSHIP	Wholly-owned subsidiary	Subsidiary of Farm Bureau Life (Wholly-owned)	Managed by FBL Financial Group. Underwriting results do not impact FBL Financial Group's results
BRAND
DISTRIBUTION	1,827 exclusive Farm Bureau Financial Services agents and agency managers	13 exclusive agents and agency managers	1,192 exclusive Farm Bureau Financial Services agents and agency managers (included under the 1,827 Farm Bureau Life agents)
PRODUCTS	A comprehensive line of life insurance, annuity and investment products	A comprehensive line of life insurance, annuity and investment products	A full line of personal and commercial property-casualty insurance products
TERRITORY	14 Midwestern and Western states	Colorado	Arizona, Iowa, Kansas, Minnesota, Nebraska, New Mexico, South Dakota and Utah

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

Because of their multi-line nature, our agents focus on cross-selling life insurance products to customers who already own a property-casualty policy issued by our property-casualty company partners. For example, in the eight-state region where we manage the affiliated property-casualty insurance companies and related field force (Arizona, Iowa, Kansas, Minnesota, Nebraska, New Mexico, South Dakota and Utah), 24% of Farm Bureau Financial Services property-casualty policyholders also own a Farm Bureau Life annuity or life product. We are considered among the best-in-industry in cross-sell rates. This percentage is and has historically been higher than the industry average for multi-line exclusive agents, which is 12% according to the most recent research by the Life Insurance and Market Research Association (LIMRA). We believe there is further opportunity for growth from cross-selling as 70% of Farm Bureau members in the eight-state region have a Farm Bureau Financial Services property-casualty insurance product, while only 21% of Farm Bureau members in the eight-state region have a life insurance product with us.

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

This business strategy and sales model results in deep customer engagement and long-term customer relationships. Our agents are often viewed as the go-to person for all the insurance needs of their customers. As a result, while we underwrite the majority of the life and annuity products available for sale by our agents, we broker products sold by other carriers when we do not have the expertise, ratings or scale to compete efficiently in the marketplace. Examples of brokered products include long-term care insurance, health insurance and last survivor life policies. We earn fees from the sale of brokered products, a portion of which is passed on to the agents as commissions for the underlying sales. Agents who are Investment Advisor Representatives (IARs) offer fee-based financial planning. In 2018 we plan to launch a wealth management initiative that will allow us to offer an open architecture mutual fund platform. With this initiative, in 2018 we plan to expand the advisory services offered by our IARs and create a new role known as the Farm Bureau Wealth Management Advisor. These advisors will serve as wealth management resources to other Farm Bureau Financial Services agents. Once implemented, we expect this initiative will allow our agents to add more value, enhance the customer experience and further strengthen the agent/customer relationship. We expect that this will also add a diversified earnings stream to FBL Financial Group given the fee-based nature of wealth management. This is a long term strategy that we expect to invest in and build out over time.

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

Affiliation with Farm Bureau Organizations

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

We have royalty agreements with each state Farm Bureau organization in our Farm Bureau marketing territory giving us the right to use the Farm Bureau and FB designations in that particular state. Each state Farm Bureau organization in our Farm Bureau territory could terminate our right to use the Farm Bureau designations in that particular state without cause at the conclusion of the royalty agreements. The royalties paid to a particular state Farm Bureau organization are based on the sale of our products in the respective state. For 2017, royalty expense totaled approximately $2.4 million.

Our relationship with Farm Bureau organizations provides a number of advantages. Farm Bureau organizations in our marketing territory tend to be well known and long established, have active memberships and provide a number of member benefits other than financial services. The strength of these organizations provides enhanced prestige and brand awareness for our products and increased access to Farm Bureau members, which results in a competitive advantage for us.

Our life insurance and investment products are available for sale to both members and non-members. Property-casualty products sold by the property-casualty insurance companies affiliated with Farm Bureau are available for sale to Farm Bureau members. Annual Farm Bureau memberships in our marketing territory average $61 and are available to individuals, families, partnerships and corporations.

We have service agreements with all of our property-casualty company partners in our marketing area, pursuant to which the property-casualty companies provide certain services, which include recruiting and training the shared agency force that sells both property-casualty products for that company and life products for us. The service agreements have expiration dates through December 31, 2024. In 2017, we paid $9.1 million for the services provided under these agreements.

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

Royalty and property-casualty agreements vary in term and expiration date as shown below.

Royalty and Property-Casualty Service Agreements by State
State	Property-Casualty Service Agreement Expiration Date	Royalty Agreement Expiration Date	Percent of 2017 First Year Premiums Collected
Iowa	December 31, 2024	December 31, 2033	26.6%
Kansas	December 31, 2024	December 31, 2033	16.5
Oklahoma	December 31, 2022	December 31, 2022	8.2
Arizona	December 31, 2024	December 31, 2033	7.1
Wyoming	December 31, 2021	December 31, 2021	6.9
Nebraska	December 31, 2024	December 31, 2033	6.5
Utah	December 31, 2024	December 31, 2033	5.8
Minnesota	December 31, 2024	December 31, 2033	4.4
Montana	December 31, 2021	December 31, 2021	4.1
Idaho	December 31, 2021	December 31, 2021	3.9
Wisconsin	December 31, 2020	December 31, 2020	3.6
New Mexico	December 31, 2024	December 31, 2033	2.5
South Dakota	December 31, 2024	December 31, 2033	1.5
Colorado	December 31, 2021	Not Applicable	0.6
North Dakota	December 31, 2021	December 31, 2021	0.4
Other	Not Applicable	Not Applicable	1.4
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

In the multi-line states where we manage the Farm Bureau affiliated property-casualty companies, our agents are supervised by agency managers employed by Farm Bureau Property & Casualty Insurance Company. There are 1,192 agents and managers in our multi-line states. These agents market a full range of our life insurance and annuity products. They also market products for the property-casualty companies that we manage. These agents are supported by 1,096 sales associates who assist them and provide a variety of support in the sales process. We are responsible for product and sales training for all lines of business in our multi-line states.

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

Sales activities of our agents focus on personal contact and on cross-selling life and annuity products to the existing property-casualty customers. The Farm Bureau name recognition and access to Farm Bureau membership provides opportunities for additional customers, cross-selling of additional insurance products and increased retention.

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

In order to increase an agent's opportunity for success and increase retention, we offer a reserve agent program in which the agent completes a training program that can take up to four months and achieves certain production minimums on a part-time basis before being contracted as a full-time agent. This program gives us and the agent an opportunity to assess whether the candidate is expected to have a successful long-term career as our agent. The reserve agent program, along with distribution initiatives focused on new agent financing, centralized training, a quality recruiting/selection process and a strong field leadership team are designed to strengthen our distribution and improve agent retention. Our one-year agent retention was 85% for 2017 and our four-year agency force retention rate for 2017 was approximately 31%.

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

Premiums Collected - Annuity Segment

	Year ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Individual fixed rate
First year	$89,367	$123,687	$137,015
Renewal	78,301	89,584	100,594
Individual indexed	110,553	125,546	90,869
Group	6,399	10,575	9,414
Total Annuity	$284,620	$349,392	$337,892

Annuity premiums collected decreased in 2017 due to a decline in sales of both fixed rate and indexed annuity products. Premiums collected increased in 2016 compared to 2015 due to increased sales of indexed annuity products, partially offset by decreased sales of fixed rate deferred annuity products. The decline in annuity premium collected in 2017 is consistent with industry experience and believed to be attributable to the impact of low market interest rates and the current regulatory environment. (See "Item 1A. Risk Factors.") The amount of traditional annuity premiums collected is also highly dependent upon the relationship between the current crediting rates on our products and the perceived security of our products compared to those of competing products. Average crediting rates on our individual deferred annuity contracts were 2.70% in 2017, 2.77% in 2016 and 2.81% in 2015. Traditional annuity premiums collected in our Farm Bureau market territory in 2017 were concentrated primarily in the states of Iowa (29%), Kansas (22%) and Oklahoma (7%).

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

Approximately 41% of our existing individual traditional annuity business, based on account balances, is held in qualified retirement plans. For deferred annuity products, in order to encourage persistency, a surrender charge is imposed against the policyholder's account balance for early termination of the annuity contract within a specified period after its effective date. The surrender charge structure varies by product, but typically starts at 6% to 10% and decreases 1% to 2% per year until it reaches 0%.

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

Withdrawal Rates

Withdrawal rates (excluding death benefits) for our individual deferred annuities were 4.2% for 2017, 4.0% for 2016 and 4.0% for 2015. We believe the competitive environment, due to the low level of market interest rates, has favorably impacted the level of withdrawal rates in these periods.

Interest Crediting Policy

We have a rate setting committee that meets monthly, or more frequently if required, to review and establish current period interest rates based upon existing and anticipated investment opportunities. This applies to new sales and to annuity products after an initial guaranteed period. We examine earnings on assets by portfolio. We then establish rates based on each product's target spread and competitive market conditions at the time. Most of our annuity contracts have guaranteed minimum crediting rates. These rates range from 1.00% to 5.50%, with a weighted average guaranteed crediting rate of 2.18% at December 31, 2017 and 2.24% at December 31, 2016. The weighted average interest rate guarantees on annuity contracts issued during 2017 was 1.00%.

Indexed Annuities

With an indexed annuity, the policyholder may choose from a traditional fixed rate strategy or an indexed strategy, with the underlying index being the S&P 500®. The product requires crediting of interest and a reset of the index annually. The computation of the index credit is based upon either a point-to-point calculation (i.e., the gain in the index from the beginning of the contract year to the next reset date) or a monthly averaging of the index during the period, subject to a cap. This product allows contract holders to re-allocate funds among the indexed accounts and a traditional fixed rate strategy at the end of each reset period. It automatically includes a guaranteed lifetime withdrawal benefit rider. If activated by the policyholder, the rider provides a minimum amount that is available for withdrawal at specified withdrawal rates even if the accumulated value goes to zero. There is an additional annual charge for the activated rider.

In 2017 we introduced a flexible premium indexed annuity, which allows contract holders to make additional contributions into their indexed annuity contracts. Previously we had a single premium indexed annuity.

The indexed annuity contract value is equal to the premiums paid less partial withdrawals and rider charges taken from the contract plus interest credited to the fixed portion of the contract and index credits on the indexed portion of the contract. The minimum guaranteed contract values are equal to 87.5% of the premium collected, adjusted for withdrawals and rider charges, plus interest credited at an annual rate of 1.0%. If there were little or no indexed credits over the life of an indexed annuity, we would incur expenses to increase the account value to the minimum guaranteed contract values.

Indexed annuity premiums are invested in our general account similar to fixed rate annuities. A portion of the investments are used to purchase one-year call options on the S&P 500 to fund the index credits on the accounts. New call options are purchased at each reset date. The cost of the call options is managed through the terms of the indexed annuities, which permit changes to caps, subject to minimum guarantees. Our spread is also influenced by the aggregate call option costs. Additionally, if we are not successful in matching the terms of the call options with the terms of the indexed annuities, the call option proceeds could vary from the indexed credits, thus increasing or reducing aggregate call option costs and causing spreads to widen or tighten.

Interest Crediting Rates Compared to Guarantees - Annuity Segment

Liabilities at
December 31, 2017
(Dollars in thousands)
Fixed rate annuities:
Greater than or equal to 100 basis points over guarantee	$19,066
50 basis points to 99 basis points over guarantee	557,355
1 basis point to 49 basis points over guarantee	342,349
At guaranteed rate	1,962,776
Indexed annuities	478,566
Non-discretionary rate setting products	610,003
Total interest sensitive product liabilities	$3,970,115
Impact of unrealized gains and losses	(6,928)
Interest sensitive reserves	$3,963,187

In Force - Annuity Segment

	December 31,
	2017	2016	2015
	(Dollars in thousands)
Number of contracts	53,250	53,676	53,319
Interest sensitive reserves	$3,963,187	$3,827,295	$3,550,364
Other insurance reserves	355,877	364,966	370,326

Life Insurance Segment

We sell a variety of traditional and universal life insurance products through our exclusive agency force. The Life Insurance segment consists of whole life, term life and universal life policies. These policies provide benefits upon the death of the insured and may also allow the customer to build cash value on a tax-deferred basis.

Premiums Collected - Life Insurance Segment

	For the year ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Universal life:
First year	$26,438	$17,480	$25,006
Renewal	74,070	70,157	67,676
Total	100,508	87,637	92,682
Participating whole life:
First year	11,918	16,177	14,533
Renewal	95,846	97,665	97,030
Total	107,764	113,842	111,563
Term life and other:
First year	10,282	9,944	11,710
Renewal	101,623	97,467	91,748
Total	111,905	107,411	103,458
Total Life Insurance	320,177	308,890	307,703
Reinsurance ceded	(27,833)	(27,339)	(26,700)
Total Life Insurance, net of reinsurance	$292,344	$281,551	$281,003

Life premiums collected were higher in 2017 compared to 2016 due to increased sales of universal life and term life policies. These increases were partially offset by a decline in sales of whole life. Life insurance premiums collected in our market territory in 2017 were concentrated primarily in the states of Iowa (23%), Kansas (15%) and Oklahoma (9%).

Traditional Life Insurance

We offer traditional participating whole life insurance products. Participating whole life insurance provides benefits for the life of the insured. It provides level premiums and a level death benefit and requires payments in excess of mortality costs in early years to offset increasing mortality costs in later years. Under the terms of these policies, policyholders have a right to participate in the overall performance of the participating life block to the extent determined by Farm Bureau Life, generally through annual dividends. Participating business accounted for 32% of life receipts from policyholders during 2017 and represented 11% of life insurance in force at December 31, 2017.

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

Underwriting

We follow formal underwriting standards and procedures designed to properly assess and quantify life insurance risks before issuing policies to individuals. To implement these procedures, we employ an underwriting staff of 13 underwriters who have an average of 21 years of experience in the insurance industry.

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

We also have an automated process for handling select term policies available only between ages 18 to 60 and for face amounts of $20,000 to $100,000. When using our automated underwriting guidelines we evaluate the medical history provided by the applicant and information received from three service providers. Based on the evaluation against our automated underwriting guidelines, we may adjust the mortality charge or decline coverage.

In 2017 we began an accelerated underwriting program on a pilot basis. This program is a non-medical underwriting approach that includes (1) an oral swab, which can detect nicotine use, (2) an electronic inspection report, which can identify a variety of risks and (3) a diagnostic review, which for a portion of applicants, will provide insight into previous medical lab results. This pilot program was available only for ages 18 to 59 and for face amounts of $100,000 to $250,000. We are currently evaluating this pilot program.

Generally, tobacco use by a life insurance applicant within the preceding one-year period results in a substantially higher mortality charge. In accordance with industry practice, material misrepresentation on a policy application can result in the cancellation of the policy upon the return of any premiums paid.

Interest Crediting and Participating Dividend Policy

The interest crediting policy for our life insurance products is the same as for our traditional annuity products in the Annuity segment. See "Interest Crediting Policy" under the Annuity Segment discussion. We pay dividends, credit interest and determine other nonguaranteed elements on the individual insurance policies depending on the type of product. Some elements, such as dividends, are generally declared for a year at a time. Interest rates and other nonguaranteed elements are determined based on experience as it emerges and with regard to competitive factors. Weighted average contractual credited rates on our universal life contracts were 3.76% in 2017, 3.79% in 2016 and 3.90% in 2015. Our universal life contracts have guaranteed minimum crediting rates that range from 1.00% to 4.50%, with a weighted average guaranteed crediting rate of 3.58% at December 31, 2017 and 3.63% at December 31, 2016.

Interest Crediting Rates of Interest Sensitive Life Products Compared to Guarantees - Life Insurance Segment

Liabilities at
December 31, 2017
(Dollars in thousands)
Discretionary rate setting products with minimum guarantees:
Greater than or equal to 100 basis points over guarantee	$42,316
50 basis points to 99 basis points over guarantee	—
At guaranteed rate	800,273
Non-discretionary rate setting products	113,328
Total interest sensitive product liabilities	$955,917
Impact of unrealized gains and losses	(11,227)
Interest sensitive reserves	$944,690

Policyholder dividends are paid as declared on participating policies. Policyholder dividend scales are generally established annually and are based on the performance of assets supporting these policies, the mortality experience of the policies, expense levels and other factors. Our participating business does not have minimum guaranteed dividend rates.

In Force - Life Insurance Segment

	December 31,
	2017	2016	2015
	(Dollars in thousands, except face amounts in millions)
Number of policies - traditional life	365,382	364,698	365,029
Number of policies - universal life	66,382	64,044	62,661
Face amounts - traditional life	$50,842	$49,108	$47,490
Face amounts - universal life	7,276	6,872	6,616
Traditional insurance reserves	1,951,565	1,887,539	1,818,245
Interest sensitive reserves	944,690	899,207	859,582

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

We previously issued our own variable products, but in 2010 discontinued underwriting new sales. The existing in force business remains on our books and we continue to administer this business. Variable premiums collected from prior sales were $53.6 million in 2017, $58.3 million in 2016 and $63.8 million in 2015. For a period between 2010 and 2017, we sold variable products underwritten by another insurance company with variable product expertise. This was discontinued in 2017. We earned fees from the sale of these brokered products and we are not responsible for administering this business. A portion of these revenues was passed on to our agents as commissions for the underlying sales.

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

Primary Reinsurers as of December 31, 2017

Reinsurer	A.M. Best Rating	Amount of In Force Ceded	Reserve Credit
		(Dollars in millions)
Swiss Re Life & Health America Inc.	A+	$6,191.3	$28.6
RGA Reinsurance Company	A+	4,241.7	30.2
SCOR Global Life USA Reinsurance Company	A+	2,262.7	11.3
All other (11 reinsurers)*	A- to A++	1,390.9	7.5
Total		$14,086.6	$77.6

*
All other include Scottish Re, which is not rated by A.M. Best. New business with Scottish Re was terminated in early 2007, following difficulties at that company and related ratings downgrades. Hannover Re has since acquired a number of Scottish Re blocks of business. As of December 31, 2017, $255.3 million of in force and $4.4 million of reserves were ceded to Scottish Re, of which Hannover Re owns 88% of the ceded in force and 98% of the ceded reserves. Hannover Re is currently rated A+ by A.M. Best.

In addition, we have an annual 100% quota share accidental death reinsurance agreement. Coverage includes all acts of terrorism including those of a nuclear, chemical or biological origin. Coverage is subject to an annual aggregate retention by us of $15.2 million.

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

As of the date of this filing, Farm Bureau Life's A.M. Best financial strength rating is "A" (Excellent) with a stable outlook and it long-term issuer credit rating is "a+" with a stable outlook. FBL Financial Group's A.M. Best long-term issuer credit rating is "bbb+" with a stable outlook.

A.M. Best has 16 financial strength ratings assigned to insurance companies, which currently range from A++ (Superior) to S (Suspended). A.M. Best's issuer credit ratings range from aaa (exceptional) to d (in default). A "+" or "-" may be appended to ratings from aa to ccc to indicate relative position within a category. A rating of bbb- or above is considered investment grade. As of the date of this filing, A.M. Best has the life/annuity industry on a negative rating outlook. This rating outlook considers a flattening yield curve, low Treasury rates, declining annuity sales, evolving regulatory issues, the potential for a correction in the equity and credit markets, and the need to invest significantly in insurtech solutions to modernize the business model. The negative outlook also reflects the long duration of lower rates and lower financial flexibility.

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

Employees

At December 31, 2017, we had 1,692 full-time employees. A majority of our employees, including the executive officers, also provide services to Farm Bureau Property & Casualty Insurance Company and other affiliates pursuant to management agreements. None of our employees are members of a collective bargaining unit.

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

Our results of operations are materially affected by conditions in the economy and financial markets. In the financial markets, liquidity, corporate profitability and moderate economic growth continue to support fundamental credit quality. However, strong demand for U.S. assets has constrained interest rates broadly, challenging growth in investment income and resulting in declining portfolio investment yields across the life insurance and annuity industry.
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
We manage our capital level to be consistent with statutory and rating agency requirements. As of December 31, 2017, we estimate that Farm Bureau Life has sufficient capital to meet our rating objectives. However, this capital may not be sufficient if significant future losses are incurred and access to additional capital is limited.

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
The decision on whether to record an other-than-temporary impairment is determined in part by our assessment of the financial condition and prospects of a particular issuer, projections of future cash flows and recoverability of the particular security as well as an evaluation of our intent to sell and whether it is more likely than not that we would be required to sell prior to recovery. Our conclusions regarding the recoverability of a particular security's fair value may ultimately prove to be incorrect.
Our investment portfolio is subject to credit quality risks that may diminish the value of our invested assets and affect our profitability and reported book value per share.

During a major downturn in the economy, we are subject to the risk that issuers of fixed maturity securities, other debt securities and commercial mortgage borrowers, will default on principal and interest payments. As of December 31, 2017, we held $7.3 billion of fixed income securities, $0.3 billion of which represented below-investment grade holdings. We generally do not purchase below-investment grade securities. Typically, the below-investment grade holdings we own were acquired as investment grade holdings, but subsequently downgraded. An increase in defaults on our fixed maturity securities and commercial mortgage loans could harm our financial strength and reduce our profitability.

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
The amount of dividends we have available to pay our common shareholders is limited to a certain extent by the amount of dividends our primary operating subsidiary, Farm Bureau Life, is able to pay to its parent, FBL Financial Group, Inc. Farm Bureau Life's ability to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. At December 31, 2017, Farm Bureau Life’s statutory unassigned surplus was $482.5 million. There are certain additional limits to the amount of dividends that may be paid within a year without approval of the Insurance Division, Department of Commerce of the State of Iowa (the Iowa Insurance Division) as discussed in Note 7 to our consolidated financial statements included in Item 8. During 2018, the maximum amount available for distribution to FBL Financial Group, Inc. from Farm Bureau Life without regulatory approval is $106.1 million.

In addition, Farm Bureau Life is subject to the risk-based capital (RBC) requirement of the National Association of Insurance Commissioners (NAIC) set forth in the Risk-Based Capital for Insurers Model Act (the Model Act). The main purpose of the Model Act is to provide insurance regulators a method of measuring the minimum amount of capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. U.S. insurers and reinsurers are required to report the results of their RBC calculations as part of the statutory annual statements filed with state insurance regulatory authorities. State laws specify regulatory actions if an insurer's risk-based capital ratio, a measure of solvency, falls below certain levels. The NAIC has a standard formula for annually assessing RBC based on various risk factors related to an insurance company's capital and surplus, including insurance, business, asset and interest rate risks. The insurance regulators impose regulatory actions when a company's total adjusted capital is equal to or lower than 200% of its authorized control level risk-based capital. The severity of regulatory actions increase until the point at which regulators assume control of an insurance company when its total adjusted capital is equal to or less than 70% of its authorized control level risk-based capital.

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

A technology failure could occur and potentially disrupt our business, damage our reputation and adversely affect our profitability. Our information technology systems are subject to computer viruses or other malicious codes, unauthorized access and cyber attacks. The administrative and technical controls and other preventive actions we take to reduce the risk of cyber incidents and protect our information technology systems may be insufficient to prevent physical and electronic break-ins, cyber attacks or other security breaches to our computer systems. In addition, disruptions or breaches could occur as a result of natural disasters, man-made disasters, industrial accident, blackout, criminal activity, technological changes or events, terrorism or other unanticipated events beyond our control. Any compromise of the security of our technology systems could damage our reputation, expose us to losses and litigation and require us to incur significant technical, legal and other expenses. While the company has insurance intended to provide coverage from certain losses related to such incidents and a variety of preventative security measures such as risk management, information protection, disaster recovery and business continuity plans, we cannot predict the method or outcome of every possible cyber incident. Unanticipated problems with our systems or recovery plans could have a material adverse impact on our ability to conduct business, our results of operations and our financial position.
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

Although the federal government does not directly regulate the business of insurance, our company is subject to the same federal laws and regulations as other corporations, including, but not limited to pension regulation, employment laws, financial services regulation, securities regulation and federal taxation. Each of these laws and regulations can significantly affect the insurance business. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time. The Dodd-Frank Act of 2010 established the Federal Insurance Office (FIO) within the Department of Treasury to collect information about the insurance industry, recommend prudential standards and represent the U.S. in dealings with foreign insurance regulators. We monitor the activities of the FIO, NAIC and the state insurance regulators.

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

Our investment management subsidiary is an SEC-registered investment advisor. This entity manages the investment portfolios for certain non-affiliated organizations, as well as oversees financial advisory services provided by our agent force. Agents who are Investment Advisor Representatives (IARs) offer fee-based financial planning. In 2018 we plan to expand these services. Our registered separate accounts are themselves regulated under the Investment Company Act. In addition, our broker-dealer subsidiary is registered with the SEC and is subject to regulation under the Exchange Act and various state securities laws, and is a member of and subject to regulation by FINRA. Registered representatives sell mutual funds through our broker/dealer subsidiary and are regulated by FINRA and state securities regulators. The failure of our broker-dealer subsidiary and registered representatives to acquire and maintain required securities registrations and comply with SEC and FINRA regulations could materially impact our business reputation and subject the company to financial penalties.

On April 8, 2016, the U.S. Department of Labor (DOL) issued regulations (the Final Rule) addressing when companies and individuals providing investment advice with respect to certain employee benefit plans or individual retirement accounts (IRAs) are considered a fiduciary under the Employee Retirement Income Security Act (ERISA) and the Internal Revenue Code. Under the Final Rule, the agents who sell fixed indexed annuities and the registered representatives who sell variable annuities or investment products for use in certain employee benefit plans or IRAs would be considered fiduciaries, and could subject themselves and one or more of our companies to additional disclosures, reporting, record keeping and other regulatory requirements. Amendments to the Final Rule went into effect on June 9, 2017, without some of the more onerous requirements of the Best Interest Contract Exemption (BICE). On November 29, 2017, a new rule became effective that delayed the effective date of implementation of the balance of the requirements of the Final Rule until July 1, 2019. Based on statements by the DOL, FINRA (Financial Industry Regulatory Authority) and the NAIC (National Association of Insurance Commissioners), there is speculation that the three groups will seek to adopt a new uniform best interest standard that would apply to sales of securities products and annuities, prior to the new July 1, 2019, effective date. Until more information is provided with respect to this new standard, we are unable to assess the effect this might have on our business. We do not anticipate making any additional changes in the way we currently handle business during calendar year 2018. We continue to analyze the effect of the Final Rule (as adopted to date) on our business.

A significant change in accounting guidance could have a material effect on our financial condition or results of operations.

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

Actual experience that differs from our assumptions regarding future persistency, mortality, interest rates and benefit utilization used in pricing our products and calculating reserve amounts and deferred acquisition costs, could have a material adverse impact on our financial results.

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
Deferred acquisition costs (DAC) include certain direct costs of successfully acquiring new insurance business, including commissions and other expenses related to the production of new business, to the extent recoverable from future policy revenues and gross profits. Bonus interest credited to contracts during the first policy year is also included. We amortize these costs over the expected lives of the contracts. We test the DAC recorded on our consolidated balance sheet to determine if these amounts are recoverable under current assumptions. In addition, we regularly review the estimates and assumptions underlying DAC for those products for which we amortize DAC in proportion to gross profits. Given changes in facts and circumstances, these tests and reviews could lead to reductions in DAC that could have an adverse effect on the results of our operations and our financial condition. Increases in actual or expected future withdrawals or surrenders or decreases in expected future investment returns, which are more likely in a severe economic recession, would result in an acceleration of DAC amortization. In addition, significant or sustained equity and bond market declines could result in an acceleration of DAC amortization related to our closed block of variable annuity and variable universal life contracts.

Our earnings are influenced by our claims experience, which is difficult to estimate for future periods. If our future claims experience does not match our pricing assumptions or past results, our earnings could be materially adversely affected.

Our earnings are significantly influenced by the claims paid under our insurance contracts and will vary from period to period depending upon the amount of claims incurred and any corresponding reinsurance offset. We are exposed to the risk of catastrophic mortality, such as a pandemic or other event that causes a large number of deaths. There is only limited predictability of claims experience within any given quarter or year. The liability that we have established for future insurance and annuity policy benefits is based on assumptions concerning a number of factors, including interest rates, expected claims, persistency and expenses. In the event our future experience does not match our pricing assumptions or our past results, our operating results could be materially adversely affected.
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
Farm Bureau Life's business relies significantly upon the maintenance of our right to use the Farm Bureau and FB trade names and related trademarks and service marks, which are controlled by the American Farm Bureau Federation and state Farm Bureau organizations. See discussion under "Item 1. Business - Marketing and Distribution - Affiliation with Farm Bureau Organizations" for information regarding these relationships and circumstances under which our access to the Farm Bureau membership base and use of the "Farm Bureau" and "FB" designations could be terminated. The loss of the right to use these designations in a key state or states could have a material adverse effect on operating results.
Our relationship with Farm Bureau organizations could result in conflicts of interests.
Our business and operations are interrelated to a degree with that of the American Farm Bureau Federation and its affiliates, and state Farm Bureau organizations and their affiliates. The Company and its wholly-owned subsidiary, Farm Bureau Life, share common directors with the American Farm Bureau Federation and certain state Farm Bureau organizations and their affiliates. Farm Bureau Life has written agreements with certain state Farm Bureau organizations, which cover the use of the Farm Bureau name and logo in their respective states. Farm Bureau Life also has written service agreements with affiliates of these state Farm Bureau organizations covering the management of our shared distribution in those states. Negotiation and approval of those agreements may give rise to conflicts of interest for those who serve on the boards of directors of both parties to such agreements. Conflicts could also arise with respect to other business dealings among the parties.

The Company and its wholly-owned subsidiary, Farm Bureau Life, have comparable agreements with Farm Bureau Property & Casualty Insurance Company. With respect to those agreements, in addition to individuals who serve as directors on the boards of both companies, the Company, Farm Bureau Life and Farm Bureau Property & Casualty Insurance Company have common executive management, which may give rise to conflicts of interest for those executives.
Changes in federal tax laws may affect sales of our products and profitability.
The Tax Cuts & Jobs Act of 2017 (the Tax Act) was enacted on December 22, 2017. The Tax Act reduced the corporate tax rate from 35% to 21% and contained many base-broadening provisions specific to the life insurance industry. The reduction in the corporate tax rate will generally result in increased net income for the year of enactment and future years. However, additional guidance is still needed to fully evaluate the extent to which several of the base-broadening provisions might offset the benefit of the lower rate.
Additionally, the Tax Act reduced individual tax rates and doubled the estate tax exemptions. The Tax Act does not change the taxation of annuity and life products, and they maintain the policyholder tax advantages not present in other savings instruments, such as certificates of deposit and taxable bonds. Federal income tax law allows for the deferral of income tax on the earnings during the accumulation period of certain annuity and life insurance products, as opposed to the current taxation of other savings instruments. In addition, life insurance death benefits are generally exempt from income tax.
The impact, if any, on the sales of our products from lower individual tax rates and a higher estate tax exemption is uncertain at this time.
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
We are occasionally involved in litigation, both as a defendant and as a plaintiff. Some lawsuits naming us as defendants may be, or purport to be, class actions. In addition, state regulators such as the Iowa Insurance Division, and federal regulators such as the SEC, FINRA, DOL and the Internal Revenue Service, are entitled to make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, tax laws, the Employee Retirement Income Security Act of 1974 and laws governing the activities of broker-dealers. Moreover, we are subject to the risks of errors and misconduct by our exclusive agents, such as fraud, non-compliance with policies and recommending transactions that are not suitable for particular customers. While we are currently not a party to any lawsuit that we believe will have a material adverse effect on our business, financial condition or results of operations, there can be no assurance that any litigation will not have such an effect, whether financially, through distraction of our management or otherwise.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal operations are conducted from property leased from a subsidiary of the Iowa Farm Bureau Federation under a 10 year operating lease that expires in 2021, with automatic five-year extensions unless terminated by one of the parties at least six months prior to the expiration date. Currently, the property leased primarily consists of approximately 141,000 square feet of a 400,000 square foot office building in West Des Moines, Iowa. In addition to our home office building, we lease additional space in West Des Moines, Iowa, to meet our business needs.

ITEM 3. LEGAL PROCEEDINGS

Information required for Item 3 is incorporated by reference from the discussion in Note 10 to our consolidated financial statements included in Item 8.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Market and Dividend Information

The Class A common stock of FBL Financial Group, Inc. is traded on the New York Stock Exchange under the symbol FFG. The following table sets forth the cash dividends per common share and the high and low prices of FBL Financial Group Class A common stock as reported in the consolidated transaction reporting system for each quarter of 2017 and 2016.

Class A Common Stock Data (per share)	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
2017
High	$79.60	$69.75	$76.60	$79.80
Low	61.80	59.75	61.00	69.65
Dividends declared and paid	1.94	0.44	0.44	0.44
2016
High	$62.03	$63.85	$67.31	$82.60
Low	53.32	56.41	58.01	60.80
Dividends declared and paid	2.42	0.42	0.42	0.42

Special Dividends

In March 2017, the Board of Directors approved a special $1.50 per share cash dividend payable to Class A and Class B common shareholders totaling $37.4 million. In March 2016, the Board of Directors approved a special $2.00 per share cash dividend payable to Class A and Class B common shareholders totaling $49.7 million.

Other Information

There is no established market for purchasing our Class B common stock, although it is convertible upon demand into Class A common stock on a share for share basis. As of January 26, 2018, there were approximately 5,100 holders of Class A common stock and 21 holders of record of Class B common stock.

Class B common stockholders receive dividends at the same rate as that declared on Class A common stock. We intend to declare regular quarterly cash dividends in the future, subject to the discretion of the Board of Directors, which depends in part upon general business conditions, legal restrictions and other factors the Board of Directors deems relevant. It is anticipated that the quarterly dividend rate for 2018 will increase to $0.46 per share and a special dividend of $1.50 per common share will be paid in the first quarter of 2018.

For restrictions on dividends, see "Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources" included in Item 7.

Comparison of Five-Year Total Return

Total Return Performance
Index Value
FBL Financial Group, Inc.
S&P 500 Index
S&P 500 Life & Health Insurance Index
300
250
200
150
100
50
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17

	Period ended
	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
FBL Financial Group, Inc.	$100.00	$138.63	$185.06	$215.68	$281.08	$261.33
S&P 500 Index	100.00	132.39	150.51	152.59	170.84	208.14
S&P 500 Life & Health Insurance Index	100.00	163.48	166.66	156.14	194.96	226.98

Source: S&P Global Market Intelligence

The performance graph shows a comparison of the cumulative total return over the past five years of our Class A common stock, the S&P 500 Index and the S&P 500 Life and Health Insurance Index. The graph plots the changes in value of an initial $100 investment, assuming reinvestment of dividends.

Issuer Purchases of Equity Securities

The following table sets forth issuer purchases of equity securities for the quarter ended December 31, 2017.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2017 through October 31, 2017	—	$—	—	$49,454,692
November 1, 2017 through November 30, 2017	—	—	—	$49,454,692
December 1, 2017 through December 31, 2017	3,511	70.02	3,511	$49,208,863
Total	3,511	$70.02

Activity in this table represents Class A common shares repurchased by the Company in connection with the repurchase program announced on March 3, 2016, which will expire on March 31, 2018. It is anticipated that a new $50.0 million program will be authorized upon expiration of the current program, remaining open through March 31, 2022. The program authorizes us to make repurchases of Class A common stock in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. Completion of the program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares, if any, that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

	As of or for the year ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands, except per share data)
Consolidated Statement of Income Data
Interest sensitive product charges	$112,936	$111,928	$114,584	$109,770	$111,575
Traditional life insurance premiums	195,330	196,914	190,956	183,300	180,944
Net investment income	415,199	404,170	391,149	382,082	370,651
Realized gains (losses) on investments	(3,387)	(1,763)	10,489	2,938	13,555
Total revenues	735,478	726,414	722,809	692,939	691,231

Net income (1)	194,355	107,219	113,473	109,869	108,393
Per common share:
Earnings (1)	7.76	4.29	4.55	4.42	4.25
Earnings - assuming dilution (1)	7.75	4.28	4.53	4.39	4.21
Cash dividends (2)	3.26	3.68	3.60	1.40	2.52
Weighted average common shares outstanding - assuming dilution	25,057,445	25,029,083	25,016,483	25,016,244	25,774,415

Consolidated Balance Sheet Data
Total investments	$8,620,243	$8,174,660	$7,722,753	$7,680,970	$7,040,002
Assets held in separate accounts	651,963	597,072	625,257	683,033	693,955
Total assets	10,066,613	9,566,134	9,132,004	9,064,408	8,461,323
Long-term debt	97,000	97,000	97,000	97,000	97,000
Total liabilities	8,677,763	8,377,876	7,997,530	7,811,526	7,416,532
Total stockholders' equity (3)	1,388,850	1,188,258	1,134,474	1,252,882	1,044,791
Book value per common share (3)	55.59	47.61	45.61	50.57	42.08

Notes to Selected Consolidated Financial Data

(1)
Net income and earnings per share in 2017 were positively impacted by the initial impact to deferred income taxes from the change in the federal statutory tax rate totaling $85.8 million ($3.43 and $3.42 basic and diluted earnings per share, respectively).

(2)
Dividends in 2017 include a special $1.50 per share cash dividend to Class A and B common shareholders. Dividends in 2016, 2015 and 2013 include a special $2.00 per share cash dividend to Class A and B common shareholders.

(3)
Amounts are impacted by accumulated other comprehensive income totaling $285.0 million in 2017, $149.6 million in 2016, $114.5 million in 2015, $258.4 million in 2014 and $119.1 million in 2013. These amounts are net of deferred income taxes and other adjustments for assumed changes in deferred acquisition costs, unearned revenue reserve, value of insurance in force acquired and policyholder liabilities.

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

We analyze operations by reviewing financial information regarding our primary products that are aggregated in Annuity and Life Insurance product segments. In addition, our Corporate and Other segment includes various support operations, corporate capital and other product lines that are not currently underwritten by the Company. We use net income determined using U.S. Generally Accepted Accounting Principles (GAAP), in addition to non-GAAP operating income (a measure of earnings not recognized under GAAP), to measure our performance. Non-GAAP operating income is a common life insurance industry measure of performance. Non-GAAP operating income, for the periods presented, consists of net income adjusted to exclude the impact of realized gains and losses on investments and the change in net unrealized gains and losses on derivatives, which can fluctuate greatly from period to period. These fluctuations make it difficult to analyze core operating trends. In addition, for derivatives not designated as hedges, there is a mismatch between the valuation of the asset and liability when deriving net income (loss). Specifically, call options relating to our indexed business are one-year assets while the embedded derivatives in the indexed contracts represent the rights of the contract holder to receive index credits over the entire period the indexed annuities are expected to be in force. During 2017, we revised our non-GAAP operating income definition to remove from net income the initial impact to deferred income taxes from a change in tax laws. Such changes can create an unusual one-time remeasurement of deferred taxes not reflective of normal operations. The revision did not impact 2016 or 2015 non-GAAP operating earnings but did affect 2017, with the recent enactment of the Tax Cuts and Jobs Act of 2017 (Tax Act). See Note 5 to our consolidated financial statements included in item 8 for additional information regarding the Tax Act. A view of our operating performance without the impact of these items enhances the analysis of our results, although it should not be viewed as a substitute for net income as a measure of financial performance. See Note 13 to our consolidated financial statements included in Item 8 for further information regarding how we define our segments and non-GAAP operating income.

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

•
Our ability to price our life insurance products to earn acceptable margins over the cost of providing benefits and the expenses of acquiring and administering the products. Competitive conditions, mortality experience, persistency, benefit utilization, investment results and our ability to maintain expenses in accordance with pricing assumptions drive our margins on the life products. On many products, we have the ability to mitigate adverse experience through adjustments to credited interest rates, policyholder dividends or cost of insurance charges.

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

Our profitability is also impacted by changes in accounting guidance that impact the timing of profit recognition. See Note 1 to our consolidated financial statements included in Item 8 for details on adopted and pending accounting pronouncements. In addition to guidance that has been adopted, the accounting standards setting bodies are currently working on other projects that could impact the timing of profit emergence including the accounting for insurance contracts. It is uncertain what the outcome of these or other projects will be or when they will be completed.

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

Economic and other environmental factors that may impact our business include, but are not limited to, the following:

•	Gross Domestic Product increased at an annual rate of 2.6% during 2017 based on recent estimates.

•	U.S. unemployment was estimated to be 4.1% at year-end 2017.

•	U.S. net farm income is estimated to have increased 2.7% and farm real estate value is estimated to have increased 3.3% during 2017 according to recent U.S. Department of Agriculture estimates.

•	The U.S. 10-year Treasury yield decreased during 2017 from 2.45% at December 31, 2016 to 2.40% at December 31, 2017.

•	Continued uncertainty as to actions the United States Congress will take to address the national debt

•	The pending Department of Labor fiduciary rule that expands the regulation of sales of insurance products used in retirement plans. See Part 1, Item 1A for further discussion of this proposal.

•	The enactment of the Tax Act during December 2017 may alter consumer demand for our insurance products.

The low market interest rate environment continues to impact our investment yields as well as the interest we credit on our interest sensitive products. The benchmark 10-year U.S. Treasury yield fluctuated during 2017, reaching a high of 2.62% in March and ultimately ending 2017 at 2.40%, five basis points lower than year-end 2016. Credit spreads continued to tighten during 2017. Low crediting rates pose challenges to maintaining attractive annuity and universal life products, although our rates are comparable to other insurance companies, allowing us to maintain our competitive position within the market. We experienced an increase in the fair value of our fixed maturity security portfolio during 2017 primarily due to a decrease in market yields. See the segment discussion and “Financial Condition” section that follows for additional information regarding the impact of low market interest rates on our business.

Results of Operations for the Three Years Ended December 31, 2017

	Year ended December 31,			Change over prior year
	2017	2016	2015	2017	2016
	(Dollars in thousands, except per share data)
Net income attributable to FBL Financial Group, Inc.	$194,327	$107,223	$113,527	81%	(6)%
Net income adjustments:
Initial impact of the Tax Act	(85,797)	—	—	N/A	N/A
Realized gains/losses on investments (1)	2,381	713	(8,498)	234%	(108)%
Change in net unrealized gains/losses on derivatives (1)	(2,549)	(1,485)	(141)	72%	953%
Non-GAAP operating income (2)	$108,362	$106,451	$104,888	2%	1%

Pre-tax non-GAAP operating income:
Annuity segment	$68,821	$66,025	$69,950	4%	(6)%
Life Insurance segment	53,856	55,977	53,146	(4)%	5%
Corporate and Other segment	14,861	14,548	11,668	2%	25%
Total pre-tax non-GAAP operating income	137,538	136,550	134,764	1%	1%
Income taxes on non-GAAP operating income	(29,176)	(30,099)	(29,876)	(3)%	1%
Non-GAAP operating income (2)	$108,362	$106,451	$104,888	2%	1%

Earnings per common share - assuming dilution	$7.75	$4.28	$4.53	81%	(6)%
Non-GAAP operating income per common share - assuming dilution (2)	$4.32	$4.25	$4.19	2%	1%
Effective tax rate on non-GAAP operating income	21%	22%	22%
Average invested assets, at amortized cost (3)	$8,057,865	$7,722,411	$7,384,110	4%	5%
Annualized yield on average invested assets (3)	5.30%	5.32%	5.44%
Impact on non-GAAP operating income of unlocking deferred acquisition costs, value of insurance in force acquired, deferred sales inducements, unearned revenue reserve and interest sensitive product reserves, net of tax (2)	$682	$(3,260)	$(257)	(121)%	1,168%

(1)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred acquisition costs and value of insurance in force acquired, as well as changes in interest sensitive product reserves and income taxes attributable to these items.

(2)	See Note 13 to our consolidated financial statements.

(3)
Average invested assets and annualized yield including, beginning in 2017, investments held as securities and indebtedness of related parties; 2016 and 2015 amounts have been adjusted for comparability.

Our net income increased in 2017, compared to 2016, primarily due to the initial impact of the Tax Act. Net income and non-GAAP operating income were positively impacted by increased earnings from an increase in the volume of business in force and the impact of unlocking, partially offset by increases in death benefits.

Our net income decreased in 2016, compared to 2015, primarily due to lower realized investment gains related to higher impairment charges as well as fewer sales of investments in a gain position. Net income and non-GAAP operating income were positively impacted by increased earnings from an increase in the volume of business in force, partially offset by lower other investment related-income and the impact of unlocking. See the discussion that follows for details regarding operating income by segment.

We periodically revise key assumptions used in the calculation of the amortization of deferred acquisition costs, value of insurance in force acquired, deferred sales inducements, unearned revenue reserve for participating life insurance and interest sensitive products, as well as certain reserves on interest sensitive products, as applicable, through an “unlocking” process. These assumptions typically consist of withdrawal and lapse rates, earned spreads and mortality with revisions based on historical results and our best estimate of future experience. The impact of unlocking is recorded in the current period as an increase or decrease to amortization of the respective balances. While the unlocking process can take place at any time, as needs dictate, the process typically takes place annually. We incurred additional amortization through unlocking as a result of our analysis of the impact of the low interest rate environment on projected investment and spread income in 2017 in the Life Insurance and Corporate and Other segments and in 2016 in all segments. See the discussion that follows for further details of the unlocking impact to our operating segments.

Annuity Segment
	Year ended December 31,			Change over prior year
	2017	2016	2015	2017	2016
	(Dollars in thousands)
Non-GAAP operating revenues:
Interest sensitive product charges and other income	$4,484	$3,807	$2,524	18%	51%
Net investment income	219,700	210,679	209,896	4%	—%
Total non-GAAP operating revenues	224,184	214,486	212,420	5%	1%

Non-GAAP operating benefits and expenses:
Interest sensitive product benefits	122,224	113,543	110,356	8%	3%
Underwriting, acquisition and insurance expenses:
Commissions net of deferrals	2,162	2,214	1,874	(2)%	18%
Amortization of deferred acquisition costs	8,506	11,185	9,658	(24)%	16%
Amortization of value of insurance in force	678	886	946	(23)%	(6)%
Other underwriting expenses	21,793	20,633	19,636	6%	5%
Total underwriting, acquisition and insurance expenses	33,139	34,918	32,114	(5)%	9%
Total non-GAAP operating benefits and expenses	155,363	148,461	142,470	5%	4%
Pre-tax non-GAAP operating income (1)	$68,821	$66,025	$69,950	4%	(6)%

Other data
Annuity premiums collected, direct (2)	$284,620	$349,392	$337,892	(19)%	3%
Policy liabilities and accruals, end of period	4,319,064	4,192,261	3,920,690	3%	7%
Average invested assets, at amortized cost	4,356,670	4,159,686	3,967,972	5%	5%
Other investment-related income included in net investment income (3)	7,075	8,426	9,015	(16)%	(7)%
Average individual annuity account value	3,033,636	2,879,458	2,696,987	5%	7%

Earned spread on individual annuity products:
Weighted average yield on cash and invested assets	5.15%	5.28%	5.54%
Weighted average interest crediting rate	2.59%	2.69%	2.78%
Spread	2.56%	2.59%	2.76%

Individual annuity withdrawal rate	4.2%	4.0%	4.0%

(1)	See Note 13 to our consolidated financial statements.

(2)	Premiums collected is a non-GAAP measure of sales production, see Note 13 to our consolidated financial statements.

(3)	Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our payment speed assumptions.

Pre-tax non-GAAP operating income for the Annuity segment increased in 2017, compared to 2016, primarily due to the impact from an increase in the volume of business in force and a benefit from unlocking, partially offset by lower other investment-related income and higher other underwriting expenses. Pre-tax non-GAAP operating income decreased in 2016, compared to 2015, primarily due to the impact of unlocking and increases in interest sensitive benefits.

The average aggregate account value for individual annuity contracts in force increased in 2017 and 2016, compared to the prior periods, due to continued sales and the crediting of interest. Continued growth in our business in force contributes to the increase in revenues, benefits and expenses. Premiums collected decreased in 2017 compared to 2016 due to decreased sales of our fixed rate deferred and indexed annuity products. The decrease in annuity premium collected in 2017 is consistent with industry experience and believed to be attributable to the impact of low market interest rates and the current regulatory environment. Premiums collected increased in 2016 compared to 2015 due to increased sales of our indexed annuity product, partially offset by decreased sales of fixed rate deferred annuity products. Individual fixed rate deferred annuity collected premiums were $167.7 million in 2017, $213.3 million in 2016 and $237.6 million in 2015. Indexed annuity collected premiums were $110.6 million in 2017, $125.5 million in 2016 and $90.9 million in 2015.

The Annuity segment also includes advances on our funding agreements with the Federal Home Loan Bank of Des Moines (FHLB). Outstanding funding agreements totaled $415.1 million at December 31, 2017, $437.4 million at December 31, 2016 and $366.4 million at December 31, 2015.

Amortization of deferred acquisition costs and the value of insurance in force changed in 2017 and 2016, compared to prior periods, due to changes in actual and expected profits on the underlying business. Amortization, as well as reserves held on certain interest sensitive products, also changed due to the impact of unlocking. Unlocking generally reflects changes in our projected policy lapses and mortality assumptions. Amortization was also impacted in 2016 due to unlocking our projected investment and spread income assumptions. The impact of unlocking on pre-tax non-GAAP operating income was as follows:

Impact of Unlocking on Pre-tax Non-GAAP Operating Income

	Year ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Amortization of deferred sales inducements reported in interest sensitive product benefits	$10	$1	$1
Amortization of deferred acquisition costs	1,743	(1,219)	1,418
Amortization of value of insurance in force acquired	—	(194)	(52)
Changes in interest sensitive product reserves	(228)	—	(722)
Increase (decrease) to pre-tax non-GAAP operating income (1)	$1,525	$(1,412)	$645

(1)	See Note 13 to our consolidated financial statements.

The weighted average yield on cash and invested assets for individual annuities decreased in 2017 and 2016, compared to the prior periods, due to lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, compared with the average existing portfolio yield and lower other investment-related income. See the "Financial Condition" section that follows for additional information regarding the yields obtained on investment acquisitions. Weighted average interest crediting rates on our individual annuity products decreased due to crediting rate actions taken in 2017, 2016 and 2015 in response to the declining portfolio yield and a change in the underlying product mix.

Life Insurance Segment
	Year ended December 31,			Change over prior year
	2017	2016	2015	2017	2016
	(Dollars in thousands)
Non-GAAP operating revenues:
Interest sensitive product charges and other income	$64,945	$63,105	$65,280	3%	(3)%
Traditional life insurance premiums	195,330	196,914	190,956	(1)%	3%
Net investment income	158,318	154,427	152,730	3%	1%
Total non-GAAP operating revenues	418,593	414,446	408,966	1%	1%

Non-GAAP operating benefits and expenses:
Interest sensitive product benefits:
Interest credited	33,034	32,507	33,251	2%	(2)%
Death benefits and other	58,598	51,550	44,066	14%	17%
Total interest sensitive product benefits	91,632	84,057	77,317	9%	9%
Traditional life insurance benefits:
Death benefits	86,901	85,630	87,686	1%	(2)%
Surrender and other benefits	35,416	32,664	28,586	8%	14%
Increase in traditional life future policy benefits	50,708	59,406	59,872	(15)%	(1)%
Total traditional life insurance benefits	173,025	177,700	176,144	(3)%	1%
Distributions to participating policyholders	10,140	10,574	11,828	(4)%	(11)%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	19,240	17,614	17,154	9%	3%
Amortization of deferred acquisition costs	14,368	11,038	14,364	30%	(23)%
Amortization of value of insurance in force	1,500	1,508	1,481	(1)%	2%
Other underwriting expenses	57,573	55,978	57,532	3%	(3)%
Total underwriting, acquisition and insurance expenses	92,681	86,138	90,531	8%	(5)%
Total non-GAAP operating benefits and expenses	367,478	358,469	355,820	3%	1%
	51,115	55,977	53,146	(9)%	5%
Equity income, before tax	2,741	—	—	N/A	N/A
Pre-tax non-GAAP operating income (1)	$53,856	$55,977	$53,146	(4)%	5%

Other data
Life premiums collected, net of reinsurance (2)	$292,344	$281,551	$281,003	4%	—%
Policy liabilities and accruals, end of period	2,896,255	2,786,746	2,677,827	4%	4%
Life insurance in force, end of period	58,117,575	55,980,731	54,106,365	4%	3%
Average invested assets, at amortized cost (3)	2,925,719	2,802,743	2,686,230	4%	4%
Other investment-related income included in net investment income (4)	3,270	1,552	4,664	111%	(67)%
Average interest sensitive life account value	830,886	811,390	791,352	2%	3%

Interest sensitive life insurance spread:
Weighted average yield on cash and invested assets (3)	5.70%	5.56%	5.86%
Weighted average interest crediting rate	3.87%	3.82%	3.90%
Spread	1.83%	1.74%	1.96%

Life insurance lapse and surrender rates	4.7%	5.4%	5.6%
Death benefits, net of reinsurance and reserves released	$88,615	$83,444	$87,979	6%	(5)%

(1)	See Note 13 to our consolidated financial statements.

(2)	Premiums collected is a non-GAAP measure of sales production, see Note 13 to our consolidated financial statements.

(3)	Average invested assets and weighted average yield including investments held as securities and indebtedness of related parties.

(4)	Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our payment speed assumptions.

Pre-tax non-GAAP operating income for the Life Insurance segment decreased in 2017, compared to 2016, primarily due to increases in death benefits and the correction of an immaterial error, partially offset by the impact of increases in the volume of business in force and other investment-related income. Pre-tax non-GAAP operating income increased in 2016, compared to 2015, primarily due to the impact of an increase in the volume of business in force and a decrease in death benefits, partially offset by the impact of unlocking and lower other investment-related income.

Continued growth in our business in force contributes to the increase in revenues, benefits and expenses.

Amortization of deferred acquisition costs, deferred sales inducements, the value of insurance in force and unearned revenue reserves changed in 2017 and 2016, compared to prior periods, due to changes in actual and expected profits on the underlying business. Amortization, as well as reserves held on certain interest sensitive products, also changed due to the impact of unlocking. Unlocking generally reflects changes in our projected policy lapses, premium persistency and mortality assumptions. Amortization, as well as reserves held on certain interest sensitive products, was also impacted in 2017 and 2016 due to unlocking our projected investment and spread income. The impact of unlocking on pre-tax non-GAAP operating income was as follows:

Impact of Unlocking on Pre-tax Non-GAAP Operating Income

	Year ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Amortization of unearned revenue reserve reported in interest sensitive product charges and other income	$(1,166)	$(2,130)	$252
Amortization of deferred sales inducements reported in interest sensitive product benefits	422	471	(64)
Amortization of deferred sales inducements reported in traditional life insurance benefits	55	69	192
Amortization of deferred acquisition costs	3,873	7,179	2,439
Changes in interest sensitive product reserves	(5,574)	(9,284)	74
Increase (decrease) to pre-tax non-GAAP operating income (1)	$(2,390)	$(3,695)	$2,893

(1)	See Note 13 to our consolidated financial statements.

Death benefits, net of reinsurance and reserves released, increased in 2017, compared to 2016, due to increases in the average size of claims and an increase in the number of claims reported. Death benefits, net of reinsurance and reserves released, decreased in 2016, compared to 2015, due to decreases in the number of claims reported. Other interest sensitive product benefits increased in 2017, compared to 2016, due to an increase in our universal life secondary guarantee reserves from growth in our business in force.

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

Results for 2017 were unfavorably impacted by the correction of an immaterial error that decreased pre-tax operating earnings by $3.2 million. The error arose and accumulated over several years, with no prior year significantly impacted. As a result of the correction, interest sensitive product charges decreased by $3.2 million and interest credited, included in interest sensitive product benefits, increased $0.4 million.

The weighted average yield on cash and invested assets for interest sensitive life insurance products increased in 2017, compared to 2016, due to higher other investment-related income, partially offset by lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, compared with the average existing portfolio yield. The weighted average yield on cash and invested assets decreased in 2016, compared to 2015, due to lower other investment-related income and lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, compared with the average existing portfolio. See the "Financial Condition" section that follows for additional information regarding the yields obtained on investment acquisitions. Weighted average interest crediting rates on our interest sensitive life insurance products increased in 2017, compared to the prior year, due to the immaterial error mentioned above. We incurred decreases in weighted average interest crediting rates in 2017, 2016 and 2015 due to crediting rate actions taken on various products in 2017, 2016 and 2015 in response to the declining portfolio yield.

Corporate and Other Segment
	Year ended December 31,			Change over prior year
	2017	2016	2015	2017	2016
	(Dollars in thousands)
Non-GAAP operating revenues:
Interest sensitive product charges	$43,517	$44,716	$46,519	(3)%	(4)%
Net investment income	34,918	32,514	31,214	7%	4%
Other income	15,905	15,473	15,899	3%	(3)%
Total non-GAAP operating revenues	94,340	92,703	93,632	2%	(1)%

Non-GAAP operating benefits and expenses:
Interest sensitive product benefits	39,060	37,296	32,346	5%	15%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	2,954	2,907	3,232	2%	(10)%
Amortization of deferred acquisition costs	488	6,078	11,316	(92)%	(46)%
Other underwriting expenses	6,471	6,005	6,584	8%	(9)%
Total underwriting, acquisition and insurance expenses	9,913	14,990	21,132	(34)%	(29)%
Interest expense	4,850	4,850	4,850	—%	—%
Other expenses	18,382	16,966	17,507	8%	(3)%
Total non-GAAP operating benefits and expenses	72,205	74,102	75,835	(3)%	(2)%
	22,135	18,601	17,797	19%	5%
Net loss (income) attributable to noncontrolling interest	(28)	4	54	(800)%	(93)%
Equity loss, before tax	(7,246)	(4,057)	(6,183)	79%	(34)%
Pre-tax non-GAAP operating income (1)	$14,861	$14,548	$11,668	2%	25%

Other data
Average invested assets, at amortized cost (2)	$775,476	$782,156	$756,663	(1)%	3%
Other investment-related income included in net investment income (3)	1,368	517	471	165%	10%
Average interest sensitive life account value	362,897	354,621	341,136	2%	4%
Death benefits, net of reinsurance and reserves released	25,376	24,262	18,970	5%	28%
Estimated impact on pre-tax non-GAAP operating income from separate account performance on amortization of deferred acquisition costs (1)	2,131	(386)	(2,148)	(652)%	(82)%

(1)	See Note 13 to our consolidated financial statements.

(2)	Average invested assets including, beginning in 2017, investments held as securities and indebtedness of related parties; 2016 and 2015 amounts have been adjusted for comparability.

(3)	Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our prepayment speed assumptions.

Pre-tax non-GAAP operating income for the Corporate and Other segment increased in 2017, compared to 2016, primarily due to decreases in amortization of deferred acquisition costs from the impact of unlocking and market performance on our variable business, partially offset by increases in death benefits, expenses and pre-tax losses on equity method investments. Pre-tax non-GAAP operating income increased in 2016, compared to 2015, primarily due to decreases in pre-tax losses on equity method investments and amortization of deferred acquisition costs from the impact of unlocking and market performance on our variable business, partially offset by increases in death benefits.

Death benefits, net of reinsurance and reserves released, increased in 2017, compared to 2016, due to increases in the number of claims reported, partially offset by lower average size of claims. Death benefits, net of reinsurance and reserves released, increased in 2016, compared to 2015, due to increases in the number of claims reported and in the average size of claims.

Amortization of deferred acquisition costs, deferred sales inducements, and unearned revenue reserves changed in 2017 and 2016, compared to prior periods, primarily due to the impact of unlocking and market performance on our variable business. Unlocking generally reflects changes in projected separate account performance and withdrawal and mortality assumptions. Amortization was also impacted in 2017 and 2016 due to unlocking our projected investment and spread income assumptions. The impact of unlocking on pre-tax non-GAAP operating income for the three years was as follows:

Impact of Unlocking on Pre-tax Non-GAAP Operating Income

	Year ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Amortization of unearned revenue reserve reported in interest sensitive product charges	$(579)	$(236)	$299
Amortization of deferred sales inducements reported in interest sensitive product benefits	98	54	96
Amortization of deferred acquisition costs	3,194	558	(3,251)
Changes in interest sensitive product reserves	(799)	(284)	(1,078)
Increase (decrease) to pre-tax non-GAAP operating income (1)	$1,914	$92	$(3,934)

(1)	See Note 13 to our consolidated financial statements.

Other underwriting expenses in 2017 included $0.7 million in expenses associated with our routine five-year state insurance department examination. Other income and other expenses includes fees and expenses from sales of brokered products and operating results of our non-insurance subsidiaries, which include management, advisory, marketing and distribution services and leasing activities. Other expenses also increased $0.7 million in 2017 due to costs associated with expanding our wealth management offerings in the future.

In 2017, we assigned a portion of our investments held in securities and indebtedness of related parties from the Corporate and Other segment to the Life Insurance segment, resulting in a net decrease in pre-tax income in the Corporate and Other segment for 2017, compared to prior periods. These investments include equity interests in limited liability partnerships and corporations, accounted for under the equity method of accounting. Equity loss, before tax, consists of our proportionate share of gains and losses attributable to our relative ownership interest in these investments. See the Equity Income discussion that follows for additional information regarding these investments.

Equity Income

	Year ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Equity income (loss):
Low income housing tax credit investments (LIHTC)	$(8,489)	$(7,547)	$(7,022)
Other equity method investments	3,984	3,490	839
	(4,505)	(4,057)	(6,183)
Income taxes:
Taxes on equity income (loss)	1,577	1,420	2,164
Investment tax credits	14,227	14,077	13,542
Equity income, net of related income taxes	$11,299	$11,440	$9,523

Equity income includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies over which we exhibit some control but have a minority ownership interest. We consistently use the most recent financial information available, which is generally for periods not more than three months prior to the ending date of the period for which we are reporting, to account for equity income. Several of these entities are investment companies whose operating results are derived primarily from unrealized and realized gains and losses generated by their investment portfolios. As is normal with these types of entities, the level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment, changes in prices of bond and equity securities held by the investment partnerships, the timing and success of initial public offerings or exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures. Our LIHTC investments geneally generate pre-tax losses and after-tax gains as the related tax credits are realized. The timing of the realization of tax credits is subject to fluctuation from period to period due to the timing of housing project completions and the approval of tax credits.

Income Taxes on Non-GAAP Operating Income

The effective tax rate on non-GAAP operating income was 21.2% for 2017, 22.0% for 2016 and 22.2% for 2015. The effective tax rates differ from the federal statutory rate of 35% primarily due to the impact of low income housing credits from equity method investees and tax-exempt investment income. The effective tax rate decreased in 2017 and 2016, compared to the prior year, primarily due to increases in tax-exempt investment income and tax benefits for equity-based compensation. See Note 5 to our consolidated financial statements included in Item 8 for additional information on income taxes.

Under the Tax Act, the federal statutory rate has been changed from 35% to 21%, effective for 2018. Although this change has impacted net income at December 31, 2017, as discussed earlier, we exclude the initial impact to deferred income taxes from a change in tax laws from non-GAAP operating income. See Note 5 to our consolidated financial statements included in item 8 for additional information regarding the Tax Act.

Impact of Adjustments to Net Income attributable to FBL

	Year ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Initial impact of the Tax Act (1)	$85,797	$—	$—
Realized gains (losses) on investments	(3,387)	(1,763)	10,489
Change in net unrealized gains/losses on derivatives	2,584	4,160	(114)
Change in amortization of:
Deferred acquisition costs	880	108	116
Value of insurance in force acquired	—	3	(9)
Unearned revenue reserve	(515)	(8)	(7)
Reserve change offset on interest sensitive products (2)	694	(1,314)	—
Income tax offset	(88)	(414)	(1,836)
Net impact of adjustments to net income	$85,965	$772	$8,639

Summary of adjustments noted above after offsets and income taxes as applicable:
Initial impact of the Tax Act (1)	$85,797	$—	$—
Net realized gains/losses on investments	(2,381)	(713)	8,498
Change in net unrealized gains/losses on derivatives	2,549	1,485	141
Net impact of adjustments to net income	$85,965	$772	$8,639
Net impact per common share - basic	$3.43	$0.03	$0.35
Net impact per common share - assuming dilution	$3.43	$0.03	$0.34

(1)
During 2017, we revised our non-GAAP operating income definition to remove from net income the initial impact to deferred income taxes from a change in tax laws. Such changes can create an unusual one-time remeasurement of deferred taxes not reflective of normal operations. The revision did not impact 2016 or 2015 non-GAAP operating earnings but did affect 2017, with the recent enactment of the Tax Act. See Note 5 to our consolidated financial statements included in item 8 for additional information regarding the Tax Act.

(2)
In 2016, due to changes in product offerings since the last amendment to our policy for calculating non-GAAP operating income, we refined our calculation of non-GAAP operating income to include offsets relating to changes in interest sensitive product reserves. These offsets, net of tax, decreased non-GAAP operating income $0.5 million in 2017 and increased non-GAAP operating income $0.9 million in 2016. These offsets, net of tax, would have increased 2015 non-GAAP operating income by $0.1 million.

In 2015, 2016 and 2017, income taxes on adjustments to net income have been recorded at 35% as there are no permanent differences between book and taxable income relating to these adjustments. In 2015, income taxes on these adjustments included a $1.8 million tax benefit resulting from the disposition of an equity method investment, for which the carrying value consisted solely of nondeductible goodwill.

Under the Tax Act, the federal statutory tax rate was changed from 35 percent to 21 percent, effective for 2018. FBL Financial Group estimates that its 2018 effective tax rate for net income will be between 17 and 20 percent. This compares to an effective tax rate of 31.7 percent for 2017, excluding the benefit from the enactment of the Tax Act. See Note 5 to our consolidated financial statements included in item 8 for additional information regarding the Tax Act.

Realized Gains (Losses) on Investments

	Year ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Realized gains (losses) on investments:
Realized gains on sales	$1,770	$11,630	$13,014
Realized losses on sales	(1,171)	(8,524)	(1,952)
Total other-than-temporary impairment charges	(3,986)	(7,320)	(719)
Net realized investment gains (losses)	(3,387)	(4,214)	10,343
Non-credit losses included in other comprehensive income (loss)	—	2,451	146
Total reported in statements of operations	$(3,387)	$(1,763)	$10,489

The level of realized gains (losses) is subject to fluctuation from period to period due to movements in credit spreads and prevailing interest rates, changes in the economic environment, the timing of the sales of the investments generating the realized gains and losses, as well as the timing of other than temporary impairment charges. During 2017, we sold securities to reduce our exposure to a retailer and to the energy sector, resulting in realized losses of $0.9 million. During 2016, we sold securities to decrease our exposure to the energy sector, resulting in realized gains of $3.9 million and realized losses of $8.4 million. See "Financial Condition - Investments" and Note 2 to our consolidated financial statements included in Item 8 for details regarding our unrealized gains and losses on available-for-sale securities at December 31, 2017 and 2016.

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

Investment Credit Impairment Losses Recognized in Net Income

	Year ended December 31,
	2017	2016	2015
	(Dollars in thousands)

Corporate securities:
Construction	$1,420	$—	$—
Manufacturing	—	27	—
Energy	—	2,595	—
Residential mortgage-backed	83	2,172	363
Securities and Indebtedness of Related Parties	2,483	75	50
Real estate	—	—	160
Total other-than-temporary impairment losses reported in net income	$3,986	$4,869	$573

Fixed maturity other-than-temporary credit losses for 2017 occurred in the construction sector due to an expected reduction in future revenue and the declining liquidity of an issuer. Impairment charges were also recognized on securities and indebtedness of related parties as the Tax Act resulted in a change in the expected future tax benefits of LIHTC entities.

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

Financial Condition

Investments

Our investment portfolio increased 5.5% to $8,620.2 million at December 31, 2017, compared to $8,174.7 million at December 31, 2016. The portfolio increased due to positive cash flows from operating and financing activities as well as an increase of $187.6 million of net unrealized appreciation of fixed maturities during 2017. Additional details regarding securities in an unrealized gain or loss position at December 31, 2017 are included in the discussion that follows and in Note 2 to our consolidated financial statements included in Item 8. Details regarding investment impairments are discussed above in the "Realized Gains (Losses) on Investments" section under "Results of Operations."

We manage the investment portfolio to optimize risk-adjusted yield within the context of prudent asset-liability management. We evaluate multiple cash flow testing scenarios as part of this process. The Company's investment policy calls for investing primarily in high-quality fixed maturities and commercial mortgage loans.

Fixed Maturity Acquisitions Selected Information

	Year ended December 31,
	2017	2016
	(Dollars in thousands)
Cost of acquisitions:
Corporate	$140,896	$339,083
Mortgage- and asset-backed	529,158	405,259
United States Government and agencies	1,248	2,739
Tax-exempt municipals	17,566	41,127
Taxable municipals	22,144	30,675
Total	$711,012	$818,883

Effective annual yield	3.86%	4.04%
Credit quality
NAIC 1 designation	75.9%	60.7%
NAIC 2 designation	23.2%	36.7%
Non-investment grade	0.9%	2.6%
Weighted-average life in years	12.0	12.0

The table above summarizes selected information for fixed maturity purchases. The effective annual yield shown is the yield calculated to the "worst-call date." For non-callable bonds, the worst-call date is always the maturity date. For callable bonds, the worst-call date is the call or maturity date that produces the lowest yield. The weighted-average life is calculated using scheduled pay-downs and expected prepayments for amortizing securities. For non-amortizing securities, the weighted-average life is equal to the stated maturity date.

A portion of the securities acquired during 2017 and 2016 were acquired with the proceeds from advances on our funding agreements with the FHLB. The securities acquired to support these funding agreements often carry a lower average yield than securities acquired to support our other insurance products, due to the shorter maturity and relatively low interest rate paid on those advances. In addition, certain municipal securities acquired are exempt from federal income taxes, and accordingly have a higher actual return than reflected in the yields stated above. The average yield of the securities acquired, excluding the securities supporting the funding agreements and using a tax-adjusted yield for the municipal securities, was 3.95% in 2017 and 4.39% in 2016.

Investment Portfolio Summary

	December 31, 2017		December 31, 2016
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities - available for sale:
Public	$5,510,658	64.0%	$5,320,670	65.2%
144A private placement	1,547,097	17.9	1,442,589	17.6
Private placement	234,212	2.7	245,531	3.0
Total fixed maturities - available for sale	7,291,967	84.6	7,008,790	85.8
Equity securities	130,750	1.5	132,968	1.6
Mortgage loans	971,812	11.3	816,471	10.0
Real estate	1,543	—	1,955	—
Policy loans	191,398	2.2	188,254	2.3
Short-term investments	17,007	0.2	16,348	0.2
Other investments	15,766	0.2	9,874	0.1
Total investments	$8,620,243	100.0%	$8,174,660	100.0%

As of December 31, 2017, 96.5% (based on carrying value) of the available-for-sale fixed maturities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of December 31, 2017, no single non-investment grade holding exceeded 0.2% of total investments.

Credit Quality by NAIC Designation and Equivalent Rating

		December 31, 2017		December 31, 2016
NAIC Designation	Equivalent Rating (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$4,771,407	65.4%	$4,465,027	63.7%
2	BBB	2,267,892	31.1	2,232,384	31.9
	Total investment grade	7,039,299	96.5	6,697,411	95.6
3	BB	174,660	2.4	209,092	2.9
4	B	57,970	0.8	81,210	1.2
5	CCC	13,111	0.2	13,705	0.2
6	In or near default	6,927	0.1	7,372	0.1
	Total below investment grade	252,668	3.5	311,379	4.4
	Total fixed maturities - available for sale	$7,291,967	100.0%	$7,008,790	100.0%

(1)
Equivalent ratings are based on those provided by nationally recognized rating agencies with some exceptions for certain residential mortgage, commercial mortgage- and asset-backed securities that are based on the expected loss of the security rather than the probability of default. This may result in a final designation being higher or lower than the equivalent credit rating.

See Note 2 to our consolidated financial statements included in Item 8 for a summary of fixed maturities by contractual maturity date.

Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification

	December 31, 2017
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$353,351	$336,293	$29,849	$17,058	$(479)
Capital goods	279,281	271,346	21,624	7,935	(139)
Communications	151,763	133,263	12,364	18,500	(862)
Consumer cyclical	128,618	117,370	9,118	11,248	(516)
Consumer non-cyclical	521,128	461,205	41,221	59,923	(4,684)
Energy	462,437	409,768	34,028	52,669	(5,950)
Finance	695,604	633,513	50,908	62,091	(1,143)
Transportation	103,049	93,921	7,978	9,128	(141)
Utilities	814,238	796,782	108,914	17,456	(1,909)
Other	178,802	165,971	13,295	12,831	(132)
Total corporate securities	3,688,271	3,419,432	329,299	268,839	(15,955)
Mortgage- and asset-backed securities	2,055,090	1,549,187	88,999	505,903	(9,727)
United States Government and agencies	24,905	17,343	1,606	7,562	(79)
States and political subdivisions	1,523,701	1,497,292	141,813	26,409	(1,239)
Total	$7,291,967	$6,483,254	$561,717	$808,713	$(27,000)

	December 31, 2016
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$342,832	$220,528	$15,557	$122,304	$(6,904)
Capital goods	273,602	222,671	17,451	50,931	(2,580)
Communications	148,355	114,397	9,923	33,958	(2,819)
Consumer cyclical	132,492	110,335	8,387	22,157	(602)
Consumer non-cyclical	477,132	309,320	22,128	167,812	(8,181)
Energy	490,128	336,139	25,404	153,989	(13,643)
Finance	753,213	529,277	34,925	223,936	(6,672)
Transportation	109,228	95,944	6,215	13,284	(1,929)
Utilities	802,346	667,397	80,459	134,949	(5,489)
Other	179,327	139,082	8,152	40,245	(1,124)
Total corporate securities	3,708,655	2,745,090	228,601	963,565	(49,943)
Mortgage- and asset-backed securities	1,768,904	1,124,418	71,612	644,486	(16,834)
United States Government and agencies	32,072	25,634	1,629	6,438	(132)
States and political subdivisions	1,499,159	1,349,107	119,298	150,052	(7,152)
Total	$7,008,790	$5,244,249	$421,140	$1,764,541	$(74,061)

Gross Unrealized Gains and Gross Unrealized Losses by Energy Industry Classification

	December 31, 2017
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Energy securities:
Midstream	$180,447	$158,249	$8,725	$22,198	$(404)
Oil field services	41,541	24,864	2,527	16,677	(4,689)
Independent exploration & production	114,026	100,232	9,260	13,794	(857)
Integrated energy	80,691	80,691	8,750	—	—
Refiners	45,732	45,732	4,766	—	—
Total	$462,437	$409,768	$34,028	$52,669	$(5,950)

	December 31, 2016
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Energy securities:
Midstream	$179,533	$112,683	$6,333	$66,850	$(3,997)
Oil field services	54,898	27,135	2,181	27,763	(5,648)
Independent exploration & production	128,329	98,242	8,092	30,087	(2,477)
Integrated energy	84,319	64,107	5,759	20,212	(494)
Refiners	43,049	33,972	3,039	9,077	(1,027)
Total	$490,128	$336,139	$25,404	$153,989	$(13,643)

At December 31, 2017, 83.5% of our energy holdings were investment grade. Our non-investment grade holdings included oil field services with a carrying value of $18.6 million and an unrealized loss of $4.2 million.

Credit Quality of Available-for-Sale Fixed Maturities with Unrealized Losses

		December 31, 2017
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$518,748	64.1%	$(8,638)	32.0%
2	BBB	199,529	24.7	(6,927)	25.6
	Total investment grade	718,277	88.8	(15,565)	57.6
3	BB	41,488	5.1	(819)	3.0
4	B	37,944	4.7	(8,125)	30.1
5	CCC	4,109	0.5	(1,314)	4.9
6	In or near default	6,895	0.9	(1,177)	4.4
	Total below investment grade	90,436	11.2	(11,435)	42.4
	Total	$808,713	100.0%	$(27,000)	100.0%

Credit Quality of Available-for-Sale Fixed Maturities with Unrealized Losses

		December 31, 2016
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$941,794	53.4%	$(27,615)	37.3%
2	BBB	679,428	38.5	(28,472)	38.4
	Total investment grade	1,621,222	91.9	(56,087)	75.7
3	BB	77,750	4.4	(7,658)	10.4
4	B	54,958	3.1	(8,163)	11.0
5	CCC	3,270	0.2	(1,461)	2.0
6	In or near default	7,341	0.4	(692)	0.9
	Total below investment grade	143,319	8.1	(17,974)	24.3
	Total	$1,764,541	100.0%	$(74,061)	100.0%

Available-For-Sale Fixed Maturities with Unrealized Losses by Length of Time

	December 31, 2017
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$292,187	$—	$(3,974)
Greater than three months to six months	—	164,170	—	(2,331)
Greater than six months to nine months	—	24,821	—	(579)
Greater than nine months to twelve months	—	9,350	—	(361)
Greater than twelve months	16,747	328,438	(4,798)	(14,957)
Total	$16,747	$818,966	$(4,798)	$(22,202)

	December 31, 2016
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$1,218,024	$—	$(30,040)
Greater than three months to six months	—	218,857	—	(10,522)
Greater than six months to nine months	—	9,702	—	(79)
Greater than nine months to twelve months	—	12,765	—	(199)
Greater than twelve months	18,947	360,307	(5,926)	(27,295)
Total	$18,947	$1,819,655	$(5,926)	$(68,135)

Available-For-Sale Fixed Maturities with Unrealized Losses by Maturity Date

	December 31, 2017		December 31, 2016
	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Due in one year or less	$872	$(2)	$414	$(104)
Due after one year through five years	25,857	(1,052)	14,883	(283)
Due after five years through ten years	107,198	(3,657)	234,944	(7,686)
Due after ten years	168,883	(12,562)	869,814	(49,154)
	302,810	(17,273)	1,120,055	(57,227)
Mortgage- and asset-backed	505,903	(9,727)	644,486	(16,834)
Total	$808,713	$(27,000)	$1,764,541	$(74,061)

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

Our direct exposure to the Alt-A home equity and subprime first-lien sectors is limited to investments in structured securities collateralized by senior tranches of residential mortgage loans. We also have a partnership interest in one fund at December 31, 2017 and two funds at December 31, 2016, that own securities backed by Alt-A home equity, subprime first-lien and adjustable rate mortgage collateral. The funds are reported as securities and indebtedness of related parties in our consolidated balance sheets with a fair value of $3.0 million at December 31, 2017 and $8.0 million at December 31, 2016. We do not own any direct investments in subprime lenders.

Mortgage- and Asset-Backed Securities by Collateral Type

	December 31, 2017			December 31, 2016
	Amortized Cost	Carrying Value	Percent of Fixed Maturities	Amortized Cost	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Government agency	$220,385	$230,792	3.2%	$190,016	$201,135	2.9%
Prime	181,397	194,081	2.7	121,101	129,988	1.9
Alt-A	98,100	111,993	1.5	114,625	125,363	1.8
Subprime	139,826	149,469	2.0	129,504	127,529	1.8
Commercial mortgage	674,076	705,307	9.7	546,446	575,954	8.2
Non-mortgage	662,034	663,448	9.1	612,434	608,935	8.7
Total	$1,975,818	$2,055,090	28.2%	$1,714,126	$1,768,904	25.3%

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

Residential Mortgage-Backed Securities by NAIC Designation and Origination Year

	December 31, 2017
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$88,773	$91,424	$79,358	$101,123	$303,659	$311,883	$471,790	$504,430
2	—	—	876	877	—	—	876	877
3	—	—	1,697	1,634	—	—	1,697	1,634
4	584	592	8,713	8,738	—	—	9,297	9,330
6	11	10	—	—	—	—	11	10
Total	$89,368	$92,026	$90,644	$112,372	$303,659	$311,883	$483,671	$516,281

	December 31, 2016
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$106,819	$110,696	$86,461	$102,877	$188,782	$195,947	$382,062	$409,520
2	1,026	1,032	3,515	3,444	—	—	4,541	4,476
3	—	—	5,397	4,686	—	—	5,397	4,686
4	—	—	4,098	3,607	—	—	4,098	3,607
5	12	11	—	—	—	—	12	11
Total	$107,857	$111,739	$99,471	$114,614	$188,782	$195,947	$396,110	$422,300

The commercial mortgage-backed securities (CMBS) are primarily sequential securities. CMBS typically have cash flows that are less subject to refinance risk than residential mortgage-backed securities principally due to prepayment restrictions on many of the underlying commercial mortgage loans.

Commercial Mortgage-Backed Securities by NAIC Designation and Origination Year

	December 31, 2017
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$8,878	$9,661	$114,230	$128,907	$515,654	$529,192	$638,762	$667,760
2	—	—	35,314	37,547	—	—	35,314	37,547
Total (1)	$8,878	$9,661	$149,544	$166,454	$515,654	$529,192	$674,076	$705,307

Commercial Mortgage-Backed Securities by NAIC Designation and Origination Year

	December 31, 2016
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$9,330	$9,549	$133,036	$142,404	$364,936	$384,026	$507,302	$535,979
2	—	—	31,144	31,775	—	—	31,144	31,775
3	—	—	8,000	8,200	—	—	8,000	8,200
Total (1)	$9,330	$9,549	$172,180	$182,379	$364,936	$384,026	$546,446	$575,954

(1)
The CMBS portfolio included government agency-backed securities with a carrying value of $515.7 million at December 31, 2017 and $387.4 million at December 31, 2016. Also included in the CMBS are military housing bonds totaling $161.1 million at December 31, 2017 and $148.0 million at December 31, 2016. These bonds are used to fund the construction of multi-family homes on United States military bases. The bonds are backed by a first mortgage lien on residential military housing projects.

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

Other Asset-Backed Securities by NAIC Designation and Origination Year

	December 31, 2017
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$10,606	$10,367	$151,775	$166,223	$512,548	$513,792	$674,929	$690,382
2	1,745	1,846	2,612	2,557	97,549	98,811	101,906	103,214
3	—	—	—	—	26,586	26,444	26,586	26,444
4	189	178	—	—	—	—	189	178
5	—	—	—	—	6,400	6,400	6,400	6,400
6	—	—	8,061	6,884	—	—	8,061	6,884
Total	$12,540	$12,391	$162,448	$175,664	$643,083	$645,447	$818,071	$833,502

	December 31, 2016
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$10,723	$10,258	$163,214	$166,553	$479,281	$476,630	$653,218	$653,441
2	1,951	2,100	5,441	5,519	70,001	69,670	77,393	77,289
3	—	—	—	—	25,084	24,743	25,084	24,743
4	192	189	—	—	1,250	1,247	1,442	1,436
5	—	—	—	—	6,400	6,400	6,400	6,400
6	—	—	8,033	7,341	—	—	8,033	7,341
Total	$12,866	$12,547	$176,688	$179,413	$582,016	$578,690	$771,570	$770,650

State and Political Subdivision Securities

State and political subdivision securities totaled $1,523.7 million, or 20.9% of total fixed maturities at December 31, 2017, and $1,499.2 million, or 21.4% of total fixed maturities at December 31, 2016, and include investments in general obligation, revenue and municipal housing bonds. Our investment strategy is to utilize municipal bonds in addition to corporate bonds, as we believe they provide additional diversification and have historically low default rates compared with similarly rated corporate bonds. We evaluate the credit strength of the underlying issues on both a quantitative and qualitative basis, excluding insurance, prior to acquisition. The majority of the municipal bonds we hold are investment grade credits without consideration of insurance. Our municipal bonds are well diversified by type and geography with the top exposure being water and sewer revenue bonds. We do not hold any Puerto Rico-related bonds. Exposure to the state of Illinois and municipalities within the state accounted for 1.5% of our total fixed maturities at December 31, 2017. As of December 31, 2017, our Illinois-related portfolio holdings were rated investment grade, and were trading at 111.0% of amortized cost. Our municipal bond exposure had an average rating of Aa2/AA and our holdings were trading at 110.2% of amortized cost at December 31, 2017.

Equity Securities

Equity securities totaled $130.8 million at December 31, 2017 and $133.0 million at December 31, 2016. Gross unrealized gains totaled $7.7 million and gross unrealized losses totaled $0.3 million at December 31, 2017. At December 31, 2016, gross unrealized gains totaled $4.2 million and gross unrealized losses totaled $1.7 million on these securities. The unrealized losses during 2017 were attributable to non-redeemable perpetual preferred securities from issuers in the financial sector. See Note 2 to our consolidated financial statements included in Item 8 for further discussion regarding our analysis of unrealized losses related to these securities.

Mortgage Loans

Mortgage loans totaled $971.8 million at December 31, 2017 and $816.5 million at December 31, 2016. Our mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. The total number of commercial mortgage loans outstanding was 190 at December 31, 2017 and 178 at December 31, 2016. In 2017, new loans ranged from $2.5 million to $12.5 million in size, with an average loan size of $8.0 million, an average loan term of 15 years and an average net yield of 4.20%. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. The majority of our mortgage loans amortize principal, with 2.5% that are interest-only loans at December 31, 2017. At December 31, 2017, the average loan-to-value of the current outstanding principal balance using the most recent appraised value was 55.0% and the weighted average debt service coverage ratio was 1.6 based on the results of our 2016 annual study. See Note 2 to our consolidated financial statements included in Item 8 for further discussion regarding our mortgage loans.

Other Assets

Assets held in separate accounts increased 9.2% to $652.0 million primarily due to market performance on the underlying investment portfolio. Other assets increased 21.8% to $112.1 million primarily due to increases in prepaid pension assets and property and equipment. Cash and cash equivalents increased 56.9% to $52.7 million primarily due to normal fluctuations in timing of payments made and received. Deferred acquisition costs decreased 8.4% to $302.6 million at December 31, 2017, primarily due to a $51.5 million increase in the impact of the change in net unrealized appreciation on fixed maturity securities during the period.

Liabilities

Future policy benefits increased 3.7% to $7,050.5 million at December 31, 2017 primarily due to an increase in the volume of annuity and life insurance business in force. Liabilities related to separate accounts increased 9.2% to $652.0 million primarily due to market performance on the underlying investment portfolio. Other liabilities increased 36.9% to $111.1 million primarily due to an increase in our liabilities for unsettled security trades. Deferred income taxes decreased 19.3% to $131.9 million at December 31, 2017, primarily due to remeasurement at the lower federal statutory tax rate under the Tax Act. See Note 5 to our consolidated financial statements included in Item 8 for additional discussion of the impact of the Tax Act.

Stockholders' Equity

As discussed in Note 7 to our consolidated financial statements included in Item 8, stockholders' equity was impacted by capital deployment actions during 2017. We paid a special cash dividend of $1.50 per share on Class A common stock and Class B common stock and increased our regular quarterly dividend by 4.8% to $0.44 per share.

Our stockholders' equity increased 16.9% to $1,388.8 million at December 31, 2017, compared to $1,188.2 million at December 31, 2016, primarily due to net income and the change in unrealized appreciation of fixed maturity securities during the period, partially offset by dividends paid.

At December 31, 2017, FBL's common stockholders' equity was $1,385.8 million, or $55.59 per share, compared to $1,185.2 million, or $47.61 per share at December 31, 2016. Included in stockholders' equity per common share is $11.43 at December 31, 2017 and $6.01 at December 31, 2016 attributable to accumulated other comprehensive income.

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

A majority of our insurance liabilities are backed by fixed maturity securities and mortgage loans. The weighted average life of the fixed maturity and mortgage loan portfolio, based on fair values, was approximately 10.9 years at December 31, 2017 and 11.0 years at December 31, 2016. Accordingly, the earned rate on the portfolio lags behind changes in market yields. The extent that the portfolio yield lags behind changes in market yields generally depends upon the following factors:

•	The average life of the portfolio.

•	The amount and speed at which market interest rates rise or fall.

•
The amount by which bond calls, mortgage loan prepayments and paydowns on mortgage- and asset-backed securities accelerate during periods of declining interest rates or decelerate during periods of increasing interest rates.

Expected Cash Flows from Investments

	Amortized Cost December 31, 2017	2018	2019	2020	2021	2022	2023 and Thereafter
	(Dollars in thousands)
Fixed maturity securities	$6,757,250	$365,641	$445,007	$284,782	$361,688	$320,245	$4,979,887
Mortgage loans	971,812	58,431	65,276	74,786	51,365	71,660	650,294
Total	$7,729,062	$424,072	$510,283	$359,568	$413,053	$391,905	$5,630,181

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

The following is a hypothetical illustration of the potential impact to average investment yields of a static 2.00% 10-year U.S. Treasury rate during 2018 and 2019 without any corresponding change in current investment spreads. The level of investments maturing and requiring reinvestment are based on projections of the current investment portfolios supporting these blocks of business without incorporation of new business. We estimate that this scenario would decrease average investment yields supporting our annuity business by 0.10% to 0.15% and our universal life business by 0.05% to 0.10% annually over the near term. In addition to not incorporating the impact of new business, this hypothetical illustration does not reflect the potential impact of policyholder behavior. An increase in net cash flows from that modeled will accelerate the pace at which the portfolio yield will decrease, and a decrease in the net cash flows from that modeled will slow down the pace at which the portfolio yield will decrease. Accordingly, actual investment yields could differ materially from those presented. Furthermore, the impact of a decline in portfolio yield on net income is dependent on our ability and willingness to adjust crediting rates.

Interest Crediting Rates Compared to Guarantees
	Liabilities at December 31, 2017	Percent Above Minimum Guarantee
	(Dollars in thousands)
Discretionary rate setting products with minimum guarantees:
Fixed rate annuities	$2,881,546	31.9%
Indexed annuities	478,566	98.4
Universal life insurance	842,589	5.0
Variable annuities and variable universal life insurance	361,101	—
Total discretionary products	4,563,802
Non-discretionary products	736,159
Total interest sensitive product liabilities	$5,299,961

Non-discretionary products primarily represent funding agreements, guaranteed investment contracts and supplementary contracts involving life contingencies for which we do not have the ability to adjust crediting rates.

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

Surrender and Discretionary Withdrawal Characteristics of Interest Sensitive Products and Supplementary Contracts Without Life Contingencies
Liabilities at December 31, 2017
(Dollars in thousands)
Surrender charge rate:
Greater than or equal to 5%	$951,351
Less than 5%, but still subject to surrender charge	771,312
Not subject to surrender charge	3,406,007
Not subject to surrender or discretionary withdrawal	493,921
Total	$5,622,591

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

Our exposure to interest rate risk stems largely from our annuity products as the cash flows of these products can vary significantly with changes in interest rates. We have holdings in fixed maturity and mortgage loan portfolios to offset the interest rate risk of our annuity products. We actively manage the projected cash flows and duration of these assets and liabilities by minimizing the difference between the two. While it can be difficult to maintain asset and liability durations that are perfectly matched in a dynamic environment, we have identified various strategies that can be implemented if duration mismatches exceed acceptable tolerances. The effective duration of the fixed maturity and mortgage loan portfolios backing our annuity products was 6.0 years at December 31, 2017 and at December 31, 2016. The effective duration of our annuity liabilities was approximately 7.0 years at December 31, 2017 and 6.3 years at December 31, 2016.

If interest rates had increased 10% from levels at December 31, 2017 and 2016, the fair value of our fixed maturity securities and short-term investments would have decreased approximately $136.0 million at December 31, 2017 and $135.4 million at December 31, 2016. These hypothetical changes in value do not take into account any offsetting change in the value of insurance liabilities for investment contracts since we estimate such value to be the cash surrender value for a portion of the underlying contracts. If interest rates had decreased 10% from levels at December 31, 2017 and 2016, the fair value of our debt would increase $3.1 million at December 31, 2017 and $2.7 million at December 31, 2016.

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

Equity Risk

Equity price risk is limited due to the relatively small equity portfolio held at December 31, 2017. However, we are exposed to equity price risk in the following ways:

•
We earn mortality and expense fee income based on the value of our separate accounts at annual rates ranging from 0.00% to 1.45% for 2017, 2016 and 2015. As a result, revenues from these sources fluctuate with changes in the fair value of the equity, fixed maturity and other securities held by the separate accounts.

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

Liquidity and Capital Resources

Cash Flows

During 2017, our operating activities generated cash flows totaling $241.7 million, consisting of net income of $194.4 million adjusted for non-cash operating revenues and expenses netting to $47.3 million. We used cash of $235.4 million in our investing activities during 2017. The primary uses were $974.6 million of investment acquisitions, mostly in fixed maturity securities, partially offset by $751.3 million in sales, maturities and repayments of investments. Our financing activities provided cash of $12.8 million during 2017. The primary financing source was $534.4 million in receipts from interest sensitive products credited to policyholder account balances, which was partially offset by $440.6 million for return of policyholder account balances on interest sensitive products and $81.4 million for dividends paid to stockholders.

Sources and Uses of Capital Resources

Parent company cash inflows from operations consist primarily of fees that it charges various subsidiaries and affiliates for management of their operations, expense reimbursements and tax settlements from subsidiaries and affiliates, proceeds from the exercise of employee stock options, investment income and dividends from subsidiaries, if declared and paid. Revenue sources for the parent company during 2017 included management fees from subsidiaries and affiliates totaling $7.8 million and dividends of $71.5 million. Cash outflows are principally for salaries, taxes and other expenses related to providing management services, dividends on outstanding stock, stock repurchases and interest on our parent company debt.

We paid regular cash dividends on our common and preferred stock totaling $44.0 million in 2017, $41.9 million in 2016 and $39.8 million in 2015. In addition, we paid a special $1.50 per common share cash dividend in March 2017 totaling $37.4 million and a $2.00 per common share cash dividend in March 2016 and 2015 totaling $49.7 million $49.5 million, respectfully. It is anticipated that quarterly cash dividend requirements for 2018 will be $0.0075 per Series B redeemable preferred share and $0.46 per common share. In addition, we expect to pay a special dividend of $1.50 per common share in the first quarter of 2018. The level of common stock dividends will be analyzed quarterly and will be dependent upon our capital and liquidity positions. In addition, alternative uses of excess capital may impact future dividend levels. Assuming these quarterly dividend rates and special dividend, the common and preferred dividends would total approximately $82.6 million in 2018. The parent company expects to have sufficient resources and cash flows to meet its interest and dividend payments throughout 2018. The parent company had available cash and investments totaling $64.2 million at December 31, 2017. FBL Financial Group, Inc. expects to rely on available cash resources, dividends from Farm Bureau Life and management fee income to make dividend payments to its stockholders and interest payments on its debt, as well as fund any capital initiatives such as stock repurchases. As of December 31, 2017, we had no other material commitments for capital expenditures.

As discussed in Note 7 to our consolidated financial statements included in Item 8, we have periodically taken advantage of opportunities to repurchase our outstanding Class A common stock through Class A common stock repurchase programs approved by our Board of Directors. There was $49.2 million remaining available for repurchases at December 31, 2017, under the current $50 million Class A common stock repurchase program. Completion of this program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice. We repurchased 3,511 shares of Class A common stock for $0.2 million in 2017, 10,322 shares of Class A common stock for $0.6 million in 2016 and 66,904 shares of stock Class A common stock for $3.7 million in 2015. These transactions were primarily funded with available cash and resources at the parent company, including dividends received from subsidiaries of $71.5 million in 2017, $85.9 million in 2016 and $50.0 million in 2015.

Interest payments on debt totaled $4.9 million in 2017, 2016 and 2015. Interest payments on our debt outstanding at December 31, 2017 are estimated to be $4.9 million in 2018.

Farm Bureau Life's cash inflows primarily consist of premiums, deposits to policyholder account balances, income from investments, sales, maturities and calls of investments; and repayments of investment principal. Farm Bureau Life's cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, current operating expenses and dividends. Life insurance companies generally produce a positive cash flow that may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. Continuing operations and financing activities from Farm Bureau Life relating to interest sensitive products provided funds totaling $325.2 million in 2017, $490.9 million in 2016 and $385.3 million in 2015.

Farm Bureau Life's ability to pay dividends to the parent company is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. At December 31, 2017, Farm Bureau Life’s statutory unassigned surplus was $482.5 million. There are certain additional limits on the amount of dividends that may be paid within a year without approval of the Insurance Division, Department of Commerce of the State of Iowa (the Iowa Insurance Division) as discussed in Note 7 to our consolidated financial statements included in Item 8. During 2018, the maximum amount legally available for distribution to the parent company without further regulatory approval is $106.1 million. Timing of such dividends during the year is limited based on the timing of dividends paid within the preceding 12 months.

We manage the amount of capital held by our insurance subsidiaries to ensure we meet regulatory requirements. State laws specify regulatory actions if an insurer's risk-based capital (RBC) ratio, a measure of solvency, falls below certain levels. The NAIC has a standard formula for annually assessing RBC based on the various risk factors related to an insurance company's capital and surplus, including insurance, business, asset and interest rate risks. The insurance regulators monitor the level of RBC against a statutory "authorized control level" RBC at which point regulators have the option to assume control of the insurance company. The company action level RBC is 200% of the authorized control level and is the first point at which any action would be triggered. As of December 31, 2017, Farm Bureau Life's statutory total adjusted capital was $682.6 million, resulting in a RBC ratio of 552%, based on company action level capital of $123.6 million.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2017 or 2016.

Contractual Obligations

In the normal course of business, we enter into insurance contracts, financing transactions, lease agreements or other commitments that are necessary or beneficial to our operations. These commitments may obligate us to certain cash flows during future periods. The following table summarizes such obligations as of December 31, 2017:

Contractual Obligations as of December 31, 2017

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
	(Dollars in thousands)
Insurance liabilities (1)	$16,923,755	$1,299,152	$1,719,516	$1,325,982	$12,579,105
Subordinated note payable to Capital Trust, including interest payments (2)	240,075	4,850	9,700	9,700	215,825
Home office operating leases	8,832	2,208	4,416	2,208	—
Purchase obligations:
Commitments to purchase or fund investments	72,031	48,736	22,010	1,253	32
Commercial mortgage loan commitments	14,645	14,645	—	—	—
Other purchase obligations (3)	71,080	45,592	24,003	1,485	—
Other long-term liabilities (4)	14,079	6,718	2,758	1,823	2,780
Total	$17,344,497	$1,421,901	$1,782,403	$1,342,451	$12,797,742

(1)
Amounts shown in this table are projected payments through the year 2067 that we are contractually obligated to pay to our life insurance and annuity contract holders. The payments are derived from actuarial models that assume a level interest rate scenario and incorporate assumptions regarding mortality and persistency when applicable. These assumptions are based on our historical experience. The total of the contractual obligations relating to insurance contracts noted above differs from the liability balance on our consolidated balance sheet as follows:

Contractual obligations compared to balance sheet carrying value

	Contractual Obligations	Balance Sheet Carrying Value	Difference
	(Dollars in thousands)
(a) Reserves based on account values, including separate accounts	$10,732,532	$5,801,282	$4,931,250
(b) Supplementary contracts involving life contingencies	216,619	150,642	65,977
	10,949,151	5,951,924	4,997,227
(c) Traditional life insurance and accident and health products	5,332,936	1,750,504	3,582,432
(b) Supplementary contracts without life contingencies	346,494	322,630	23,864
(d) Other	295,174	295,174	—
Total	$16,923,755	$8,320,232	$8,603,523

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

(4)
Includes our estimated future contributions to defined and postretirement benefit plans. Contributions related to the qualified pension plan are included through 2018. No amounts related to the qualified pension plan are included beyond 2018 as the contribution amounts will be re-evaluated based on actual results.

We are also a party to other operating leases with insignificant total payments per year. Generally, these leases are renewable annually with similar terms. Although our current intention is to renew these leases, we are not obligated to do so.

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

Pension assets and liabilities are affected by the estimated fair value of plan assets, estimates of the expected return on plan assets and/or discount rates. Actual changes in the fair value of plan assets and differences between the actual return on plan assets and the expected return on plan assets will affect the amount of pension expense ultimately recognized. The December 31, 2017 pension obligation was computed based on an average 3.72% discount rate, which was based on yields for high-quality corporate bonds with a maturity approximating the duration of our pension liability. The long-term return on plan assets is based on current and projected asset allocations. Declines in comparable bond and equity yields would decrease our net pension asset. Our net pension asset could increase or decrease depending on the extent to which returns on pension plan assets are lower or higher than the discount rate.

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

At December 31, 2017, our fixed maturity securities classified as available for sale had a fair value of $7,292.0 million, with gross unrealized gains totaling $561.7 million and gross unrealized losses totaling $27.0 million. Due to the large number of fixed maturity securities held, the unique attributes of each security and the complexity of valuation methods, it is not practical to estimate a potential range of fair values for different assumptions and methods that could be used in the valuation process.

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

At December 31, 2017, we had 249 fixed maturity and equity securities with gross unrealized losses totaling $27.3 million. Included in the gross unrealized losses are losses attributable to both movements in market interest rates as well as temporary credit issues. Details regarding these securities are included in the "Financial Condition - Investments" section above.

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
Amortization of deferred acquisition costs for participating life insurance and interest sensitive products is expected to total approximately $24.5 million for 2018, excluding the impact of new production in 2018.

Based upon a historical analysis of fluctuations in estimated gross profits, we believe it is reasonably likely that a 10% change in estimated gross profits could occur. A 10% increase in estimated gross profits for 2018 would result in $1.8 million of additional amortization expense. Correspondingly, a 10% decrease in estimated gross profits would result in a $1.8 million reduction of amortization expense. The information above is for illustrative purposes only and does not reflect our expectations regarding future changes in estimated gross profits.

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
Other assets/liabilities
The determination of net periodic pension cost and related accrued/prepaid pension expense requires the use of estimates as to the expected return on plan assets, discount rate on plan liabilities and other accrual assumptions. Pension expense for 2017 totaled $5.0 million.

To determine our net periodic pension costs for 2017, we assumed an expected long-term rate of return on plan assets of 6.60% and a discount rate of 4.29%. Details regarding the method used to determine the discount rate are summarized in Note 8 to our consolidated financial statements included in Item 8.

The long-term rate of return may fluctuate over time based on asset mix and if investment returns over a long period of time significantly differ from historical returns. The discount rate changes annually as it is based on current yields for high-quality corporate bonds with a maturity approximating the duration of our pension obligations. As fluctuations in the expected long-term rate of return and discount rate have been historically moderate and we have no current plans to change our investment strategy significantly, we believe a change of up to 100 basis points is reasonably likely. A 100 basis point decrease in the expected return on assets would result in a $1.1 million increase in pension expense and a 100 basis point increase would result in a $1.1 million decrease to pension expense. A 100 basis point decrease in the assumed discount rate would result in a $2.6 million increase in pension expense while a 100 basis point increase would result in a $2.1 million decrease to pension expense. The information above is for illustrative purposes only and does not reflect our expectations regarding future changes in the long-term rate of return or discount rates.

Deferred income taxes
The amount of deferred tax assets we hold is dependent on our estimate of the future deductibility of certain items. A valuation allowance against deferred income tax assets is established if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. No valuation allowance was recorded on deferred tax assets at December 31, 2017.

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

At December 31, 2017, we held gross deferred tax assets totaling $31.5 million, primarily related to future policy benefits, employee benefits and loss carryforwards. Utilization of these deferred tax assets is dependent on our future earnings. No valuation allowance has been established for these deferred tax assets, as we believe future earnings will be sufficient to ensure their utilization. If future earnings are no longer expected to be sufficient, a valuation allowance will need to be established. Given the number of variables that impact the level of future earnings, it is not practicable to estimate a range of possible outcomes to the valuation of the deferred tax assets. Future changes in tax rates and other tax laws may also impact the utilization of deferred tax assets.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a - 15(f). Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

We engage Ernst & Young LLP as the independent registered public accounting firm to audit our financial statements and internal control over financial reporting and express their opinion thereon. A copy of Ernst & Young LLP's audit opinions follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
FBL Financial Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited FBL Financial Group, Inc.'s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, FBL Financial Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of FBL Financial Group, Inc. as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index at Item 15(a) and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Ernst & Young LLP

Des Moines, Iowa
March 1, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
FBL Financial Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FBL Financial Group, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1993.

Des Moines, Iowa
March 1, 2018

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2017	2016
Assets
Investments:
Fixed maturities - available for sale, at fair value (amortized cost: 2017 - $6,757,250; 2016 - $6,661,711)	$7,291,967	$7,008,790
Equity securities - available for sale, at fair value (cost: 2017 - $123,320; 2016 - $130,479)	130,750	132,968
Mortgage loans	971,812	816,471
Real estate	1,543	1,955
Policy loans	191,398	188,254
Short-term investments	17,007	16,348
Other investments	15,766	9,874
Total investments	8,620,243	8,174,660

Cash and cash equivalents	52,696	33,583
Securities and indebtedness of related parties	130,240	137,422
Accrued investment income	76,468	78,437
Amounts receivable from affiliates	3,561	3,790
Reinsurance recoverable	108,948	105,290
Deferred acquisition costs	302,611	330,324
Value of insurance in force acquired	4,560	9,226
Current income taxes recoverable	3,269	4,309
Other assets	112,054	92,021
Assets held in separate accounts	651,963	597,072

Total assets	$10,066,613	$9,566,134

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

	December 31,
	2017	2016
Liabilities and stockholders' equity
Liabilities:
Future policy benefits:
Interest sensitive products	$5,299,961	$5,100,625
Traditional life insurance and accident and health products	1,750,504	1,698,792
Other policy claims and benefits	44,475	43,395
Supplementary contracts without life contingencies	322,630	330,232
Advance premiums and other deposits	267,023	265,221
Amounts payable to affiliates	1,164	862
Long-term debt payable to non-affiliates	97,000	97,000
Deferred income taxes	131,912	163,495
Other liabilities	111,131	81,182
Liabilities related to separate accounts	651,963	597,072
Total liabilities	8,677,763	8,377,876

Stockholders' equity:
FBL Financial Group, Inc. stockholders' equity
Preferred stock, without par value, at liquidation value - authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 24,919,113 shares in 2017 and 24,882,542 shares in 2016	153,589	152,903
Class B common stock, without par value - authorized 1,500,000 shares, issued and outstanding 11,413 shares in 2017 and 2016	72	72
Accumulated other comprehensive income	284,983	149,555
Retained earnings	947,148	882,672
Total FBL Financial Group, Inc. stockholders' equity	1,388,792	1,188,202
Noncontrolling interest	58	56
Total stockholders' equity	1,388,850	1,188,258
Total liabilities and stockholders' equity	$10,066,613	$9,566,134

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Year ended December 31,
	2017	2016	2015
Revenues:
Interest sensitive product charges	$112,936	$111,928	$114,584
Traditional life insurance premiums	195,330	196,914	190,956
Net investment income	415,199	404,170	391,149
Net realized capital gains on sales of investments	599	3,106	11,062

Total other-than-temporary impairment losses	(3,986)	(7,320)	(719)
Non-credit portion in other comprehensive income/loss	—	2,451	146
Net impairment losses recognized in earnings	(3,986)	(4,869)	(573)
Other income	15,400	15,165	15,631
Total revenues	735,478	726,414	722,809

Benefits and expenses:
Interest sensitive product benefits	251,878	238,586	217,443
Traditional life insurance benefits	173,023	177,682	176,145
Policyholder dividends	10,140	10,574	11,828
Underwriting, acquisition and insurance expenses	134,878	135,967	143,668
Interest expense	4,850	4,850	4,850
Other expenses	18,382	16,966	17,507
Total benefits and expenses	593,151	584,625	571,441
	142,327	141,789	151,368
Income tax benefit (expense)	40,729	(46,010)	(47,418)
Equity income, net of related income taxes	11,299	11,440	9,523
Net income	194,355	107,219	113,473
Net loss (income) attributable to noncontrolling interest	(28)	4	54
Net income attributable to FBL Financial Group, Inc.	$194,327	$107,223	$113,527

Earnings per common share	$7.76	$4.29	$4.55
Earnings per common share - assuming dilution	$7.75	$4.28	$4.53

Cash dividends per common share	$1.76	$1.68	$1.60
Special cash dividend per common share	$1.50	$2.00	$2.00

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Year ended December 31,
	2017	2016	2015
Net income	$194,355	$107,219	$113,473
Other comprehensive income (loss) (1)
Change in net unrealized investment gains/losses	88,685	38,077	(146,579)
Non-credit impairment losses	—	(1,476)	(90)
Change in underfunded status of postretirement benefit plans	(1,483)	(1,578)	2,791
Total other comprehensive income (loss), net of tax	87,202	35,023	(143,878)
Total comprehensive income (loss), net of tax	281,557	142,242	(30,405)
Comprehensive loss (income) attributable to noncontrolling interest	(28)	4	54
Total comprehensive income (loss) applicable to FBL Financial Group, Inc.	$281,529	$142,246	$(30,351)

(1)
Other comprehensive income (loss) is recorded net of deferred income taxes and other adjustments for assumed changes in deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)

	FBL Financial Group, Inc. Stockholders' Equity
	Series B Preferred Stock	Class A and Class B Common Stock	Accumulated Other Comprehensive Income	Retained Earnings	Non- controlling Interest	Total Stockholders' Equity
Balance at January 1, 2015	$3,000	$144,697	$258,410	$846,737	$38	$1,252,882
Net income	—	—	—	113,527	(54)	113,473
Other comprehensive income	—	—	(143,878)	—	—	(143,878)
Issuance of common stock under compensation plans	—	5,022	—	—	—	5,022
Purchase of common stock	—	(399)	—	(3,343)	—	(3,742)
Dividends on preferred stock	—	—	—	(150)	—	(150)
Dividends on common stock	—	—	—	(89,197)	—	(89,197)
Receipts related to noncontrolling interest	—	—	—	—	64	64
Balance at December 31, 2015	3,000	149,320	114,532	867,574	48	1,134,474
Net income	—	—	—	107,223	(4)	107,219
Other comprehensive loss	—	—	35,023	—	—	35,023
Issuance of common stock under compensation plans	—	3,718	—	—	—	3,718
Purchase of common stock	—	(63)	—	(523)	—	(586)
Dividends on preferred stock	—	—	—	(150)	—	(150)
Dividends on common stock	—	—	—	(91,452)	—	(91,452)
Receipts related to noncontrolling interest	—	—	—	—	12	12
Balance at December 31, 2016	3,000	152,975	149,555	882,672	56	1,188,258
Net income	—	—	—	194,327	28	194,355
Other comprehensive income	—	—	87,202	—	—	87,202
Reclassification related to the Tax Act	—	—	48,226	(48,226)	—	—
Issuance of common stock under compensation plans	—	708	—	—	—	708
Purchase of common stock	—	(22)	—	(224)	—	(246)
Dividends on preferred stock	—	—	—	(150)	—	(150)
Dividends on common stock	—	—	—	(81,251)	—	(81,251)
Disbursements related to noncontrolling interest	—	—	—	—	(26)	(26)
Balance at December 31, 2017	$3,000	$153,661	$284,983	$947,148	$58	$1,388,850

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended December 31,
	2017	2016	2015
Operating activities
Net income	$194,355	$107,219	$113,473
Adjustments to reconcile net income to net cash provided by operating activities:
Interest credited to account balances	163,111	153,856	152,467
Charges for mortality, surrenders and administration	(112,682)	(111,792)	(108,250)
Net realized (gains) losses on investments	3,387	1,763	(10,489)
Change in fair value of derivatives	(8,007)	(828)	(1,098)
Increase in liabilities for life insurance and other future policy benefits	87,489	91,080	76,474
Deferral of acquisition costs	(44,409)	(42,553)	(43,215)
Amortization of deferred acquisition costs and value of insurance in force	25,016	30,898	38,306
Change in reinsurance recoverable	(5,097)	(1,392)	(2,651)
Provision for deferred income taxes	(75,030)	9,550	6,840
Other	13,585	1,993	3,053
Net cash provided by operating activities	241,718	239,794	224,910

Investing activities
Sales, maturities or repayments:
Fixed maturities - available for sale	619,627	539,657	615,811
Equity securities - available for sale	9,880	5,532	14,921
Mortgage loans	62,285	81,425	42,429
Derivative instruments	13,220	2,987	3,899
Policy loans	36,330	35,458	35,406
Securities and indebtedness of related parties	9,032	10,086	27,789
Other investments	164	171	—
Real estate	717	—	—
Acquisitions:
Fixed maturities - available for sale	(690,013)	(829,184)	(871,406)
Equity securities - available for sale	(2,692)	(11,057)	(23,833)
Mortgage loans	(217,409)	(160,005)	(155,815)
Derivative instruments	(9,311)	(6,847)	(4,122)
Policy loans	(39,474)	(37,928)	(38,688)
Securities and indebtedness of related parties	(15,672)	(17,927)	(26,213)
Short-term investments, net change	(659)	11,903	20,334
Purchases and disposals of property and equipment, net	(11,427)	(11,787)	(9,869)
Net cash used in investing activities	(235,402)	(387,516)	(369,357)

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Year ended December 31,
	2017	2016	2015
Financing activities
Contract holder account deposits	$534,449	$600,383	$586,072
Contract holder account withdrawals	(440,581)	(344,664)	(415,262)
Proceeds from the issuance of short-term debt	—	—	15,000
Repayments of debt	—	(15,000)	—
Issuance (repurchase) of common stock, net	356	1,840	(584)
Dividends paid	(81,401)	(91,602)	(89,347)
Other financing activities	(26)	858	1,426
Net cash provided by financing activities	12,797	151,815	97,305
Increase (decrease) in cash and cash equivalents	19,113	4,093	(47,142)
Cash and cash equivalents at beginning of year	33,583	29,490	76,632
Cash and cash equivalents at end of year	$52,696	$33,583	$29,490

Supplemental disclosures of cash flow information
Cash (paid) during the year for:
Interest	$(4,850)	$(4,854)	$(4,850)
Income taxes	(16,347)	(20,894)	(27,701)

See accompanying notes.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

Nature of Business

FBL Financial Group, Inc. (we or the Company), majority owned by the Iowa Farm Bureau Federation (IFBF), operates predominantly in the life insurance industry through its principal subsidiary, Farm Bureau Life Insurance Company (Farm Bureau Life). Farm Bureau Life markets individual life insurance policies and annuity contracts to Farm Bureau members and other individuals and businesses in the Midwestern and Western sections of the United States through an exclusive agency force. Greenfields Life Insurance Company (Greenfields), a subsidiary of Farm Bureau Life, offers life and annuity products in the state of Colorado. Several subsidiaries support various functional areas of Farm Bureau Life and other affiliates by providing investment advisory, marketing and distribution, and leasing services. In addition, we manage two Farm Bureau affiliated property-casualty companies.

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
January 1, 2017
The guidance was adopted prospectively. Adoption resulted in a federal income tax benefit of $0.6 million ($0.02 per basic and diluted common share) for the year ended December 31, 2017. Prior periods were not restated.

Stockholders' Equity
In February 2018 the FASB issued guidance allowing a reclassification from accumulated other comprehensive income (AOCI) to retained earnings for stranded tax effects resulting from changes in the federal income tax rate due to enactment of the Tax Cuts and Jobs Act of 2017 on December 22, 2017 (Tax Act). Accounting guidance requires that deferred tax assets and liabilities, including those associated with components of AOCI, be remeasured during the period new tax laws are enacted, with any changes reflected as a component of income tax expense (benefit). Under the previous guidance retained earnings would reflect the full amount of the change and AOCI would not be adjusted for the portion of the change related to its components, leaving the unadjusted change “stranded” in AOCI. The new guidance allows AOCI be adjusted to reclassify these stranded tax effects to retained earnings.
October 1, 2017
The new guidance is effective for 2018, with early adoption permitted for public companies during periods for which financial statements have not been issued. We adopted the new guidance in 2017, and have reported the reclassification in our Consolidated Statement of Stockholders’ Equity. The adjustment does not impact earnings, but rather is a reclassification of amounts between stockholders’ equity accounts.

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
January 1, 2018
Adoption of the guidance will require us to recognize gains or losses from changes in the fair value of our equity security investments through the consolidated statement of operations rather than as unrealized gains or losses reflected in other comprehensive income. This guidance will be applied using a modified retrospective approach by recording a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. Upon adoption, on January 1, 2018, we will reclassify $4.8 million of net unrealized investment gains, net of offsets, on our equity investments, from accumulated other comprehensive income to retained earnings as a cumulative effect adjustment.

Revenue recognition
In May 2014, the FASB issued guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, which supersedes most current revenue recognition guidance, including industry-specific guidance. Although insurance contracts are specifically excluded from the scope of this guidance, almost all entities will be affected to some extent by the increase in required disclosures. The new guidance is based on the principle that an entity should recognize revenue to reflect the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract.
January 1, 2018
The new guidance could have impacted our non-insurance contract revenues, primarily net commissions on products we broker for others ,which are insignificant to our operations. We have evaluated those contracts and concluded that none will be impacted by the new guidance; accordingly, we will not be required to report a cumulative effect adjustment to opening retained earnings on January 1, 2018, under the modified retrospective method of adoption.

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
January 1, 2019
We are currently evaluating the impact of this guidance on our consolidated financial statements. Upon adoption we will be required to recognize and measure leases at the beginning of the earliest period presented using the modified retrospective approach.

Description	Date of adoption	Effect on our consolidated financial statements or other significant matters
Standards not yet adopted:
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
January 1, 2020
We are currently evaluating the impact of this new guidance on our consolidated financial statements. We believe the most significant impact upon adoption will be the establishment of an additional valuation allowance for our mortgage loan investments. This guidance will be applied using a modified retrospective approach by recording a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption.

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

Mortgage Loans

Mortgage loans are reported at cost adjusted for amortization of premiums and accrual of discounts. If we determine that the value of any mortgage loan is impaired (i.e., when it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to its fair value, which may be based upon the present value of expected future cash flows from the loan, or the fair value of the underlying collateral. We evaluate each of our mortgage loans individually and establish a valuation allowance for estimated losses, if needed, for each impaired loan identified. The carrying value of each specific loan is reduced by the estimated loss. Mortgage loans are placed on non-accrual status if we have concerns regarding the collectability of future payments. Interest income on non-performing loans is generally recognized on a cash basis. Once mortgage loans are classified as nonaccrual loans, the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan has been restructured such that the collection of interest is considered likely.

Real Estate

Our real estate is held for investment and reported at cost less allowances for depreciation, as applicable. The carrying value of these assets is subject to regular review. For properties held for investment, if indicators of impairment are present and a property's expected undiscounted cash flows are not sufficient to recover the property's carrying value, an impairment loss is recognized and the property's cost basis is reduced to fair value. No properties were held for investment with impairment charges as of December 31, 2017 or as of December 31, 2016.

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

Securities and indebtedness of related parties include investments in corporations and partnerships over which we may exercise significant influence and those investments for which we use the equity method of accounting. These corporations and partnerships operate predominately in the investment company, real estate, broker/dealer and insurance industries and include non-guaranteed low income housing tax credit entities (LIHTC). In applying the equity method, we record our share of income or loss reported by the equity investees. In accounting for these investments, we consistently use the most recent financial information available, which is generally for periods not more than three months prior to the ending date of the period for which we are reporting. For partnerships operating in the investment company industry, this income or loss includes changes in unrealized gains and losses in the partnerships' investment portfolios.

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

We monitor the financial condition and operations of the issuers of fixed maturities and equity securities that could potentially have a credit impairment that is OTTI. In determining whether or not an unrealized loss is OTTI, we review factors such as:

•	historical operating trends;

•	business prospects;

•	status of the industry in which we operate;

•	analyst ratings on the issuer and sector;

•	quality of management;

•	size of the unrealized loss;

•	level of current market interest rates compared to market interest rates when the security was purchased; and

•	length of time the security has been in an unrealized loss position.

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

Reinsurance Recoverable

We use reinsurance to manage certain risks associated with our insurance operations. These reinsurance arrangements provide for greater diversification of business, allow management to control exposure to potential risks arising from large claims and provide additional capacity for growth. For business ceded to other companies, reinsurance recoverable includes the reinsurers' share of policyholder liabilities, claims and expenses, net of amounts due the reinsurers for premiums. We monitor the financial condition of these reinsurers, establishing an allowance for uncollectible reinsurance recoverables as necessary. We have concluded that no such allowance was required at December 31, 2017 or 2016. For business assumed from other companies, reinsurance recoverable includes premium receivable net of our share of benefits and expenses we owe to the ceding company.

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

Other Assets

Other assets include property and equipment, primarily comprised of capitalized software costs and furniture and equipment, which are reported at cost less allowances for depreciation and amortization. We expense costs incurred in the preliminary stages of developing internal-use software as well as costs incurred post-implementation for maintenance. Capitalization of internal-use software costs occurs after management has authorized the project and it is probable that the software will be used as intended. Amortization of software costs begins after the software has been placed in production. Depreciation and amortization expense is computed primarily using the straight-line method over the estimated useful lives of the assets, which range from three to twenty years. Property and equipment had a carrying value of $35.8 million at December 31, 2017 and $33.5 million at December 31, 2016, and accumulated depreciation and amortization of $78.7 million at December 31, 2017 and $70.1 million at December 31, 2016. Depreciation and amortization expense for property and equipment was $8.7 million in 2017 and 2016, and $8.2 million in 2015.

Other assets at December 31, 2017 and 2016, also includes goodwill of $9.9 million related to the excess of the amounts paid to acquire companies over the fair value of the net assets acquired. Goodwill is not amortized but is subject to annual impairment testing. We evaluate our goodwill balance by comparing the fair value of our reporting units to the carrying value of the goodwill. We conduct a qualitative impairment review at least annually as well as when indicators suggest an impairment may have occurred to determine if indicators of deterioration in the business would suggest its value has declined below the carrying value of goodwill. Such circumstances include changes in the competitive or overall economic environment or other business condition changes that may negatively impact the value of the underlying business. On a periodic basis, as well as in the event circumstances indicate the value of the business may have declined significantly, we will estimate the value of the business using discounted cash flow techniques. We believe this approach better approximates the fair value of our goodwill than a market capitalization approach. A number of significant assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including future premiums, product lapses, investment yields and discount rate. Underlying assumptions are based on historical experience and our best estimates given information available at the time of testing. As a result of this analysis, we have determined our goodwill was not impaired as of December 31, 2017 or 2016.

Future Policy Benefits

Future policy benefit reserves for interest sensitive products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. We also have additional benefit reserves that are established for annuity or universal life-type contracts that provide benefit guarantees, or for contracts that are expected to produce profits followed by losses. The liabilities are accrued in relation to estimated contract assessments. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances. Interest crediting rates for our interest sensitive products ranged from 1.00% to 5.50% in 2017, 2016 and 2015.

The liability for future policy benefits for direct participating traditional life insurance is based on net level premium reserves, including assumptions as to interest, mortality and other factors underlying the guaranteed policy cash values. Reserve interest assumptions are level and range from 2.00% to 6.00%. The average rate of assumed investment yields used in estimating gross margins was 5.47% in 2017, 5.51% in 2016 and 5.66% in 2015. The liability for future policy benefits for non-participating traditional life insurance is computed using a net level method, including assumptions as to mortality, persistency and interest and includes provisions for possible unfavorable deviations.

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

We have accrued dividends for participating business that are established for anticipated amounts earned to date that have not been paid. The declaration of future dividends for participating business is at the discretion of the Board of Directors of Farm Bureau Life. Participating business accounted for 29% of receipts from policyholders during 2017 (2016 - 32% and 2015 - 31%) and represented 10% of life insurance in force at December 31, 2017 and 11% at December 31, 2016 and 2015.

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

Underwriting, Acquisition and Insurance Expenses

	Year ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	$24,356	$22,735	$22,260
Amortization of deferred acquisition costs	22,507	28,225	35,220
Amortization of value of insurance in force acquired	2,178	2,392	2,436
Other underwriting, acquisition and insurance expenses, net of deferrals	85,837	82,615	83,752
Total	$134,878	$135,967	$143,668

Other Income and Other Expenses

Other income and other expenses primarily consist of revenue and expenses generated by our various non-insurance subsidiaries for investment advisory, marketing and distribution, and leasing services. They also include revenues and expenses generated by our parent company for management services. Certain of these activities are performed on behalf of our affiliates. Lease income from leases with affiliates totaled $4.6 million in 2017, $4.8 million in 2016 and $4.9 million in 2015. Investment advisory fee income from affiliates totaled $2.7 million in 2017, $2.5 million in 2016 and $2.3 million in 2015. In addition, Farm Bureau Life has certain items, including fees earned from brokered products, reported as other income and other expense, which netted to $2.5 million in 2017, $3.4 million in 2016 and $3.2 million in 2015. We expense legal costs associated with a loss contingency as incurred.

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

2. Investment Operations

Fixed Maturity and Equity Securities

Available-For-Sale Fixed Maturity and Equity Securities by Investment Category

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit losses on other-than-temporary impairments (1)
	(Dollars in thousands)
Fixed maturities:
Corporate (2)	$3,374,927	$329,299	$(15,955)	$3,688,271	$(504)
Residential mortgage-backed	483,671	35,890	(3,280)	516,281	339
Commercial mortgage-backed	674,076	34,464	(3,233)	705,307	—
Other asset-backed	818,071	18,645	(3,214)	833,502	845
United States Government and agencies	23,378	1,606	(79)	24,905	—
States and political subdivisions	1,383,127	141,813	(1,239)	1,523,701	—
Total fixed maturities	$6,757,250	$561,717	$(27,000)	$7,291,967	$680

Equity securities:
Non-redeemable preferred stocks	$92,951	$7,146	$(265)	$99,832
Common stocks	30,369	549	—	30,918
Total equity securities	$123,320	$7,695	$(265)	$130,750

Available-For-Sale Fixed Maturity and Equity Securities by Investment Category

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit losses on other-than-temporary impairments (1)
	(Dollars in thousands)
Fixed maturities:
Corporate (2)	$3,529,997	$228,601	$(49,943)	$3,708,655	$(1,082)
Residential mortgage-backed	396,110	29,121	(2,931)	422,300	(983)
Commercial mortgage-backed	546,446	33,645	(4,137)	575,954	—
Other asset-backed	771,570	8,846	(9,766)	770,650	2,544
United States Government and agencies	30,575	1,629	(132)	32,072	—
States and political subdivisions	1,387,013	119,298	(7,152)	1,499,159	—
Total fixed maturities	$6,661,711	$421,140	$(74,061)	$7,008,790	$479

Equity securities:
Non-redeemable preferred stocks	$100,042	$4,050	$(1,675)	$102,417
Common stocks	30,437	114	—	30,551
Total equity securities	$130,479	$4,164	$(1,675)	$132,968

(1)
Non-credit losses subsequent to the initial impairment measurement date on OTTI losses are included in the gross unrealized gains and gross unrealized losses columns above. The non-credit loss component of OTTI losses for residential mortgage-backed and other asset-backed securities at December 31, 2017 and for other asset-backed securities at December 31, 2016 were in an unrealized gain position due to increases in estimated fair value subsequent to initial recognition of non-credit losses on such securities.

(2)
Corporate securities include hybrid preferred securities with a fair value of $17.5 million at December 31, 2017 and $23.3 million at December 31, 2016. Corporate securities also include redeemable preferred stock with a fair value of $21.7 million at December 31, 2017 and $24.5 million at December 31, 2016.

Available-For-Sale Fixed Maturities by Maturity Date

	December 31, 2017
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$152,509	$155,126
Due after one year through five years	647,454	686,727
Due after five years through ten years	700,297	742,583
Due after ten years	3,281,172	3,652,441
	4,781,432	5,236,877
Mortgage-backed and other asset-backed	1,975,818	2,055,090
Total fixed maturities	$6,757,250	$7,291,967

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Fixed maturities not due at a single maturity date have been included in the above table in the year of final contractual maturity.

Net Unrealized Gains (Losses) on Investments in Accumulated Other Comprehensive Income

	December 31,
	2017	2016
	(Dollars in thousands)
Net unrealized appreciation on:
Fixed maturities - available for sale	$534,718	$347,079
Equity securities - available for sale	7,430	2,489
	542,148	349,568
Adjustments for assumed changes in amortization pattern of:
Deferred acquisition costs	(147,173)	(95,647)
Value of insurance in force acquired	(14,870)	(12,382)
Unearned revenue reserve	12,705	4,215
Adjustments for assumed changes in policyholder liabilities	(18,499)	(3,795)
Provision for deferred income taxes (see Note 5)	(78,605)	(84,684)
Net unrealized investment gains	$295,706	$157,275

Change in Unrealized Appreciation/Depreciation of Investments - Recorded in Accumulated Other Comprehensive Income

	Year ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Fixed maturities - available for sale	$187,639	$89,222	$(331,408)
Equity securities - available for sale	4,941	(2,842)	118
Change in unrealized appreciation/depreciation of investments	$192,580	$86,380	$(331,290)

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

Fixed Maturity and Equity Securities with Unrealized Losses by Length of Time

	December 31, 2017
	Less than one year		One year or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$85,019	$(1,261)	$183,820	$(14,694)	$268,839	$(15,955)	59.1%
Residential mortgage-backed	76,393	(1,757)	31,779	(1,523)	108,172	(3,280)	12.1
Commercial mortgage-backed	151,158	(2,078)	16,398	(1,155)	167,556	(3,233)	12.0
Other asset-backed	159,111	(2,006)	71,064	(1,208)	230,175	(3,214)	11.9
United States Government and agencies	5,698	(47)	1,864	(32)	7,562	(79)	0.3
States and political subdivisions	5,904	(96)	20,505	(1,143)	26,409	(1,239)	4.6
Total fixed maturities	$483,283	$(7,245)	$325,430	$(19,755)	$808,713	$(27,000)	100.0%

Equity securities:
Non-redeemable preferred stocks	$2,819	$(71)	$4,807	$(194)	$7,626	$(265)
Total equity securities	$2,819	$(71)	$4,807	$(194)	$7,626	$(265)

Fixed Maturity and Equity Securities with Unrealized Losses by Length of Time

	December 31, 2016
	Less than one year		One year or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$742,626	$(23,142)	$220,939	$(26,801)	$963,565	$(49,943)	67.3%
Residential mortgage-backed	51,873	(1,014)	22,744	(1,917)	74,617	(2,931)	4.0
Commercial mortgage-backed	95,690	(3,590)	6,610	(547)	102,300	(4,137)	5.6
Other asset-backed	371,829	(5,810)	95,740	(3,956)	467,569	(9,766)	13.2
United States Government and agencies	6,438	(132)	—	—	6,438	(132)	0.2
States and political subdivisions	150,052	(7,152)	—	—	150,052	(7,152)	9.7
Total fixed maturities	$1,418,508	$(40,840)	$346,033	$(33,221)	$1,764,541	$(74,061)	100.0%

Equity securities:
Non-redeemable preferred stocks	$12,774	$(150)	$13,438	$(1,525)	$26,212	$(1,675)
Total equity securities	$12,774	$(150)	$13,438	$(1,525)	$26,212	$(1,675)

Fixed maturities in the above tables include 247 securities from 154 issuers at December 31, 2017 and 516 securities from 404 issuers at December 31, 2016.

Unrealized losses decreased during 2017 primarily due to a decrease in treasury rates as well as a general decrease in credit spreads. We do not consider securities to be OTTI when the market decline is attributable to factors such as interest rate movements, market volatility, liquidity, spread widening and credit quality when recovery of all amounts due under the contractual terms of the security is anticipated. Based on our intent not to sell or our belief that we will not be required to sell these securities before recovery of their amortized cost basis, we do not consider these investments to be OTTI at December 31, 2017. We will continue to monitor the investment portfolio for future changes in issuer facts and circumstances that could result in future impairments beyond those currently identified.

Our largest unrealized loss was from a retailer and totaled $2.6 million at December 31, 2017.
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

Any loan delinquent on contractual payments is considered non-performing. Mortgage loans are placed on non-accrual status if we have concerns regarding the collectability of future payments. Interest income on non-performing loans is generally recognized on a cash basis. Once mortgage loans are classified as non-accrual loans, the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan has been restructured such that the collection of interest is considered likely. At December 31, 2017 and December 31, 2016, there were no non-performing loans over 90 days past due on contractual payments. At December 31, 2017, we had committed to provide additional funding for mortgage loans totaling $14.6 million. These commitments arose in the normal course of business at terms that are comparable to similar investments.

Mortgage Loans by Collateral Type

	December 31, 2017		December 31, 2016
Collateral Type	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
Office	$410,090	42.2%	$361,088	44.2%
Retail	292,257	30.1	240,602	29.5
Industrial	207,180	21.3	154,005	18.9
Other	62,285	6.4	60,776	7.4
Total	$971,812	100.0%	$816,471	100.0%

Mortgage Loans by Geographic Location within the United States

	December 31, 2017		December 31, 2016
Region of the United States	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
South Atlantic	$296,947	30.5%	$266,019	32.6%
Pacific	146,320	15.0	104,337	12.8
West North Central	127,096	13.1	105,753	12.9
Mountain	105,627	10.9	79,707	9.8
East North Central	91,971	9.5	91,550	11.2
West South Central	85,566	8.8	74,258	9.1
East South Central	67,228	6.9	54,676	6.7
New England	35,005	3.6	35,246	4.3
Middle Atlantic	16,052	1.7	4,925	0.6
Total	$971,812	100.0%	$816,471	100.0%

Mortgage Loans by Loan-to-Value Ratio

	December 31, 2017		December 31, 2016
Loan-to-Value Ratio	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
0% - 50%	$334,037	34.4%	$274,953	33.7%
50% - 60%	258,359	26.6	210,555	25.8
60% - 70%	297,404	30.6	233,216	28.5
70% - 80%	63,116	6.5	67,607	8.3
80% - 90%	18,896	1.9	30,140	3.7
Total	$971,812	100.0%	$816,471	100.0%

The loan-to-value ratio is determined using the most recent appraised value. Appraisals are updated periodically when there is indication of a possible significant collateral decline or there are loan modifications or refinance requests.

Mortgage Loans by Year of Origination

	December 31, 2017		December 31, 2016
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
2017	$214,365	22.1%	$—	—%
2016	154,359	15.9	158,817	19.4
2015	144,890	14.9	149,302	18.3
2014	77,866	8.0	80,771	9.9
2013	67,142	6.9	69,887	8.6
2012 and prior	313,190	32.2	357,694	43.8
Total	$971,812	100.0%	$816,471	100.0%

Impaired Mortgage Loans
	December 31,
	2017	2016
	(Dollars in thousands)
Unpaid principal balance	$19,027	$21,459
Less:
Related allowance	(497)	(713)
Carrying value of impaired mortgage loans	$18,530	$20,746

Allowance on Mortgage Loans
	Year ended December 31,
	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$713	$851
Recoveries	(216)	(138)
Balance at end of period	$497	$713

Mortgage Loan Modifications

Our commercial mortgage loan portfolio can include loans that have been modified. We assess loan modifications on a loan-by-loan basis to evaluate whether a troubled-debt restructuring has occurred. Generally, the types of concessions include: reduction of the contractual interest rate to a below-market rate, extension of the maturity date and/or a reduction of accrued interest. The amount, timing and extent of the concession granted is considered in determining if an impairment loss is needed for the restructuring. There were no loan modifications during 2017 or 2016.

Components of Net Investment Income
	Year ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Fixed maturities - available for sale	$344,302	$342,657	$338,952
Equity securities - available for sale	6,502	6,558	6,091
Mortgage loans	42,185	38,098	35,923
Real estate	—	—	169
Policy loans	9,014	8,956	8,871
Short-term investments, cash and cash equivalents	506	365	141
Derivative income (loss)	7,687	3,935	(2,266)
Prepayment fee income and other	12,470	10,992	11,555
	422,666	411,561	399,436
Less investment expenses	(7,467)	(7,391)	(8,287)
Net investment income	$415,199	$404,170	$391,149

Realized Gains (Losses) - Recorded in Income
	Year ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Realized gains (losses) on sales of investments
Fixed maturities:
Gross gains	$1,426	$9,793	$4,781
Gross losses	(1,081)	(8,523)	(1,952)
Equity securities	(90)	529	—
Mortgage loans	—	817	—
Real estate	304	—	—
Other	40	490	8,233
	599	3,106	11,062
Impairment losses recognized in earnings:
Credit-related portion of fixed maturity losses (1)	—	(4,767)	(363)
Other credit-related (2)	(3,986)	(102)	(210)
Realized gains (losses) on investments recorded in income	$(3,387)	$(1,763)	$10,489

(1)
Amount represents the credit-related losses recognized for fixed maturities that were impaired through income but not written down to fair value. As discussed above, the non-credit portion of the losses have been recognized in other comprehensive income (loss).

(2)
Amount represents credit-related losses for other investments, real estate and fixed maturities written down to fair value through income. Also included are impairment losses related to investments accounted for under the equity method of accounting, which are included in securities and indebtedness of related parties within our consolidated balance sheets.

Proceeds from sales of fixed maturities were $58.7 million in 2017, $109.5 million in 2016 and $108.5 million in 2015.

Realized losses on sales were on securities that we did not intend to sell at the prior balance sheet date or on securities that were impaired in a prior period, but decreased in value and were sold during the current reporting period.

Credit Loss Component of Other-Than-Temporary Impairments on Fixed Maturities

The following table sets forth the amount of credit loss impairments on fixed maturities held by the Company as of the dates indicated for which the non-credit portion of the OTTI was recognized in other comprehensive income (loss) and corresponding changes in such amounts. Credit loss impairments with no portion of the loss recognized in other comprehensive income, such as securities for which OTTI were measured at fair value, are excluded from the table.

	Year ended December 31,
	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$(14,500)	$(11,498)
Increases for newly impaired investments	—	(2,595)
Increases to previously impaired investments	—	(2,172)
Reductions due to investments sold	1,521	1,765
Reduction for credit loss that no longer has a portion of the OTTI loss recognized in other comprehensive income	587	—
Balance at end of period	$(12,392)	$(14,500)

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

We have reviewed the circumstances surrounding our investments in VIEs, which are classified as securities and indebtedness of related parties, and consist of LIHTC, limited partnerships or limited liability companies accounted for under the equity method. In addition, we have reviewed the ownership interests in our VIEs and determined that we do not hold direct majority ownership or have other contractual rights (such as kick out rights) that give us effective control over these entities resulting in us having both the power to direct activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. The maximum loss exposure relative to our VIEs is limited to the carrying value and any unfunded commitments that exist for each particular VIE. We also have not provided additional support or other guarantees that were not previously contractually required (financial or otherwise) to any of the VIEs as of December 31, 2017 or December 31, 2016. Based on this analysis, none of our VIEs were required to be consolidated at December 31, 2017 or December 31, 2016.

VIE Investments by Category

	December 31, 2017		December 31, 2016
	Carrying Value	Maximum Exposure to Loss	Carrying Value	Maximum Exposure to Loss
	(Dollars in thousands)
LIHTC	$82,417	$84,103	$91,255	$95,058
Investment companies	25,335	62,372	23,379	45,569
Real estate limited partnerships	8,589	20,590	10,790	14,558
Other	1,182	1,488	429	2,034
Total	$117,523	$168,553	$125,853	$157,219

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

Derivatives Instruments by Type
	December 31, 2017	December 31, 2016
	(Dollars in thousands)
Assets
Freestanding derivatives:
Call options (reported in other investments)	$14,824	$9,360
Embedded derivatives:
Modified coinsurance (reported in reinsurance recoverable)	2,125	3,411
Interest-only security (reported in fixed maturities)	2,096	3,374
Total assets	$19,045	$16,145

Liabilities
Embedded derivatives:
Indexed annuity and universal life products (reported in liability for future policy benefits)	$27,774	$15,778
Modified coinsurance agreements (reported in other liabilities)	268	114
Total liabilities	$28,042	$15,892

Derivative Income (Loss)
	Year ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Change in fair value of free standing derivatives:
Call options	$9,373	$2,990	$(1,480)
Change in fair value of embedded derivatives:
Modified coinsurance agreements	(1,440)	716	(809)
Interest-only security	(246)	229	23
Indexed annuity and universal life products	320	(2,390)	2,577
Total income from derivatives	$8,007	$1,545	$311

Derivative income (loss) is reported in net investment income except for the change in fair value of the embedded derivatives on our indexed annuity and universal life products, which is reported in interest sensitive product benefits.

We are exposed to credit losses in the event of nonperformance of the counterparties. This credit risk is minimized by purchasing such agreements from financial institutions with high credit ratings (currently rated A or better by nationally recognized statistical rating organizations). We have also entered into credit support agreements with the counterparties requiring them to post collateral when net exposures exceed pre-determined thresholds that vary by counterparty. The net amount of such exposure is essentially the market value less collateral held for such agreements with each counterparty. The call options are supported by securities collateral received of $7.9 million at December 31, 2017, which is held in a separate custodial account. Subject to certain constraints, we are permitted to sell or re-pledge this collateral, but do not have legal rights to the collateral; accordingly, it has not been recorded on our balance sheet. At December 31, 2017, none of the collateral had been sold or re-pledged. As of December 31, 2017 our net exposure to credit losses on derivatives was $6.9 million.

Low Income Housing Tax Credit Investments

We invest in non-guaranteed federal LIHTC, which are included in securities and indebtedness of related parties in the balance sheet. The carrying value of these investments totaled $82.4 million at December 31, 2017 and $91.3 million at December 31, 2016. There were impairment losses of $2.4 million recorded on these investments during 2017 with no impairments in 2016 or 2015. We use the equity method of accounting for these investments and recorded the following in our consolidated statement of operations.

LIHTC Equity Income (Loss), Net of Related Income Taxes
	Year ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Equity losses from LIHTC	$(8,489)	$(7,547)	$(7,022)
Income tax benefits:
Tax benefits from equity losses	2,971	2,641	2,458
Investment tax credits	14,227	14,077	13,542
Equity income from LIHTC, net of related income benefits	$8,709	$9,171	$8,978

At December 31, 2017, we had committed to provide additional funds for limited partnerships and limited liability companies in which we invest. The amounts of these unfunded commitments totaled $51.0 million, including $1.7 million for commitments to LIHTC, which are summarized by year in the following table.

Commitments to LIHTC by Year
December 31, 2017
(Dollars in thousands)
2018	$829
2019	46
2020-2025	811
Total	$1,686

Other

At December 31, 2017, affidavits of deposits covering investments with a carrying value totaling $8,066.4 million were on deposit with state agencies to meet regulatory requirements. Fixed maturities with a carrying value of $443.9 million were on deposit with the Federal Home Loan Bank of Des Moines (FHLB) as collateral for funding agreements.

The carrying value of investments which have been non-income producing for the twelve months preceding December 31, 2017 includes real estate totaling $1.5 million.

No investment in any entity or its affiliates (other than bonds issued by agencies of the United States Government) exceeded 10.0% of stockholders' equity at December 31, 2017.

3. Fair Values

The carrying and estimated fair values of our financial instruments are as follows:

Fair Values and Carrying Values

	December 31,
	2017		2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Assets
Fixed maturities - available for sale	$7,291,967	$7,291,967	$7,008,790	$7,008,790
Equity securities - available for sale	130,750	130,750	132,968	132,968
Mortgage loans	971,812	989,503	816,471	840,337
Policy loans	191,398	236,223	188,254	230,656
Other investments	15,713	16,838	9,809	11,272
Cash, cash equivalents and short-term investments	69,703	69,703	49,931	49,931
Reinsurance recoverable	2,125	2,125	3,411	3,411
Assets held in separate accounts	651,963	651,963	597,072	597,072

Liabilities
Future policy benefits	$4,192,367	$4,147,654	$4,044,148	$3,903,177
Supplementary contracts without life contingencies	322,630	327,151	330,232	330,633
Advance premiums and other deposits	259,099	259,099	257,171	257,171
Long-term debt	97,000	78,628	97,000	67,599
Other liabilities	268	268	114	114
Liabilities related to separate accounts	651,963	649,610	597,072	593,760

Fair value is based on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As not all financial instruments are actively traded, various valuation methods may be used to estimate fair value. These methods rely on observable market data or, if observable market data is not available, the best information available. Significant judgment may be required to interpret the data and select the assumptions used in the valuation estimates, particularly when observable market data is not available.

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

Also included in Level 2 are private placement corporate bonds with no quoted market prices available, for which an internal model using substantially all observable inputs or a matrix pricing valuation approach is used. In the matrix approach, securities are grouped into pricing categories that vary by sector, rating and average life. Each pricing category is assigned a risk spread based on studies of observable public market data. The expected cash flows of the security are then discounted back at the current Treasury curve plus the appropriate risk spread.

Level 3 fixed maturities include corporate, mortgage- and asset-backed and private placement corporate securities for which there is little or no current market data available. We use external pricing sources, or if prices are not available we will estimate fair value internally. Fair values of private corporate investments in Level 3 are determined by reference to the public market, private transactions or valuations for comparable companies or assets in the relevant asset class when such amounts are available. For other securities for which an exit price based on relevant observable inputs is not obtained, the fair value is determined using a matrix calculation. Fair values estimated through the use of matrix pricing methods rely on an estimate of credit spreads to a risk-free U.S. Treasury yield. Selecting the credit spread requires judgment based on an understanding of the security and may include a market liquidity premium. Our selection of comparable companies as well as the level of spread requires significant judgment. Increases in spreads used in our matrix models, or those used to value comparable companies, will result in a decrease in discounted cash flows used, and accordingly in the estimated fair value of the security.

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

•
We compare period-to-period price trends to detect unexpected price fluctuation based on our knowledge of the market and the particular instrument. As fluctuations are noted, we will perform further research that may include discussions with the original pricing source or other external sources to ensure we are in agreement with the valuation.

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

In the case for which external pricing services are used for certain Level 1 and Level 2 equity securities, our review process is consistent with the process used to determine the fair value of fixed maturities discussed above.

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

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels

	December 31, 2017
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Fixed maturities:
Corporate securities	$—	$3,654,671	$33,600	$3,688,271
Residential mortgage-backed securities	—	507,157	9,124	516,281
Commercial mortgage-backed securities	—	619,606	85,701	705,307
Other asset-backed securities	—	780,022	53,480	833,502
United States Government and agencies	9,078	15,827	—	24,905
States and political subdivisions	—	1,523,701	—	1,523,701
Total fixed maturities	9,078	7,100,984	181,905	7,291,967
Non-redeemable preferred stocks	—	92,425	7,407	99,832
Common stocks	4,313	26,605	—	30,918
Other investments	—	14,824	—	14,824
Cash, cash equivalents and short-term investments	69,703	—	—	69,703
Reinsurance recoverable	—	2,125	—	2,125
Assets held in separate accounts	651,963	—	—	651,963
Total assets	$735,057	$7,236,963	$189,312	$8,161,332

Liabilities
Future policy benefits - indexed annuity embedded derivatives	$—	$—	$27,774	$27,774
Other liabilities	—	268	—	268
Total liabilities	$—	$268	$27,774	$28,042

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels

	December 31, 2016
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Fixed maturities:
Corporate securities	$—	$3,649,536	$59,119	$3,708,655
Residential mortgage-backed securities	—	422,300	—	422,300
Commercial mortgage-backed securities	—	494,520	81,434	575,954
Other asset-backed securities	—	716,282	54,368	770,650
United States Government and agencies	11,943	20,129	—	32,072
States and political subdivisions	—	1,499,159	—	1,499,159
Total fixed maturities	11,943	6,801,926	194,921	7,008,790
Non-redeemable preferred stocks	—	95,006	7,411	102,417
Common stocks	3,056	27,495	—	30,551
Other investments	—	9,360	—	9,360
Cash, cash equivalents and short-term investments	49,931	—	—	49,931
Reinsurance recoverable	—	3,411	—	3,411
Assets held in separate accounts	597,072	—	—	597,072
Total assets	$662,002	$6,937,198	$202,332	$7,801,532

Liabilities
Future policy benefits - indexed annuity embedded derivatives	$—	$—	$15,778	$15,778
Other liabilities	—	114	—	114
Total liabilities	$—	$114	$15,778	$15,892

Level 3 Fixed Maturities by Valuation Source - Recurring Basis

	December 31, 2017
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$4,555	$29,045	$33,600
Commercial mortgage-backed securities	85,701	—	85,701
Residential mortgage-backed securities	9,124	—	9,124
Other asset-backed securities	47,080	6,400	53,480
Total	$146,460	$35,445	$181,905
Percent of total	80.5%	19.5%	100.0%

	December 31, 2016
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$17,684	$41,435	$59,119
Commercial mortgage-backed securities	81,434	—	81,434
Other asset-backed securities	39,308	15,060	54,368
Total	$138,426	$56,495	$194,921
Percent of total	71.0%	29.0%	100.0%

Quantitative Information about Level 3 Fair Value Measurements - Recurring Basis

	December 31, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$27,682	Discounted cash flow	Credit spread	0.91% - 6.20% (4.17%)
Commercial mortgage-backed	72,224	Discounted cash flow	Credit spread	1.40% - 4.10% (2.50%)
Non-redeemable preferred stocks	7,407	Discounted cash flow	Credit spread	2.94% (2.94%)
Total assets	$107,313

Liabilities
Future policy benefits - indexed annuity embedded derivatives	$27,774	Discounted cash flow	Credit risk Risk margin	0.40% - 1.60% (0.90%) 0.15% - 0.40% (0.25%)

	December 31, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$47,398	Discounted cash flow	Credit spread	0.58% - 4.25% (2.81%)
Commercial mortgage-backed	81,434	Discounted cash flow	Credit spread	1.10% - 4.15% (2.95%)
Other asset-backed securities	6,461	Discounted cash flow	Credit spread	1.08% - 4.87% (3.45%)
Non-redeemable preferred stocks	7,411	Discounted cash flow	Credit spread	4.05% (4.05%)
Total assets	$142,704

Liabilities
Future policy benefits - indexed annuity embedded derivatives	$15,778	Discounted cash flow	Credit risk Risk margin	0.80% - 2.00% (1.25%) 0.15% - 0.40% (0.25%)

The tables above exclude certain securities with fair value based on non-binding broker quotes for which we could not reasonably obtain the quantitative unobservable inputs.

Level 3 Financial Instruments Changes in Fair Value - Recurring Basis

	December 31, 2017
				Realized and unrealized gains (losses), net
	Balance, December 31, 2016	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Amort-ization included in net income	Balance, December 31, 2017
	(Dollars in thousands)
Assets
Corporate securities	$59,119	$5,000	$(12,230)	$84	$(1,365)	$13,440	$(30,409)	$(39)	$33,600
Residential mortgage-backed securities	—	32,455	—	—	(1)	—	(23,331)	1	9,124
Commercial mortgage-backed securities	81,434	25,591	(802)	—	6,218	—	(26,658)	(82)	85,701
Other asset-backed securities	54,368	126,867	(8,886)	—	499	13,353	(132,700)	(21)	53,480
Non-redeemable preferred stocks	7,411	—	—	—	(4)	—	—	—	7,407
Total assets	$202,332	$189,913	$(21,918)	$84	$5,347	$26,793	$(213,098)	$(141)	$189,312

Liabilities
Future policy benefits - indexed annuity embedded derivatives	$15,778	$6,594	$(2,128)	$7,530	$—	$—	$—	$—	$27,774

	December 31, 2016
				Realized and unrealized gains (losses), net
	Balance, December 31, 2015	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Amort-ization included in net income	Balance, December 31, 2016
	(Dollars in thousands)
Assets
Corporate securities	$49,076	$2,000	$(13,751)	$(27)	$(490)	$35,956	$(13,572)	$(73)	$59,119
Residential mortgage-backed securities	3,729	—	(3,722)	—	(137)	—	—	130	—
Commercial mortgage-backed securities	88,180	18,826	(1,656)	—	(141)	—	(23,852)	77	81,434
Other asset-backed securities	55,557	64,146	(11,621)	—	212	30,098	(84,045)	21	54,368
United States Government and agencies	8,726	—	—	—	486	—	(9,218)	6	—
State, municipal and other governments	—	—	—	—	108	2,393	(2,501)	—	—
Non-redeemable preferred stocks	7,471	—	—	—	(60)	—	—	—	7,411
Total assets	$212,739	$84,972	$(30,750)	$(27)	$(22)	$68,447	$(133,188)	$161	$202,332

Liabilities
Future policy benefits - indexed annuity embedded derivatives	$9,374	$5,913	$(115)	$606	$—	$—	$—	$—	$15,778

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

Valuation of our Financial Instruments Not Reported at Fair Value by Hierarchy Levels

	December 31, 2017
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$989,503	$989,503
Policy loans	—	—	236,223	236,223
Other investments	—	—	2,014	2,014
Total assets	$—	$—	$1,227,740	$1,227,740

Liabilities
Future policy benefits	$—	$—	$4,119,880	$4,119,880
Supplementary contracts without life contingencies	—	—	327,151	327,151
Advance premiums and other deposits	—	—	259,099	259,099
Long-term debt	—	—	78,628	78,628
Liabilities related to separate accounts	—	—	649,610	649,610
Total liabilities	$—	$—	$5,434,368	$5,434,368

	December 31, 2016
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$840,337	$840,337
Policy loans	—	—	230,656	230,656
Other investments			1,912	1,912
Total assets	$—	$—	$1,072,905	$1,072,905

Liabilities
Future policy benefits	$—	$—	$3,887,399	$3,887,399
Supplementary contracts without life contingencies	—	—	330,633	330,633
Advance premiums and other deposits	—	—	257,171	257,171
Long-term debt	—	—	67,599	67,599
Liabilities related to separate accounts	—	—	593,760	593,760
Total liabilities	$—	$—	$5,136,562	$5,136,562

Level 3 Financial Instruments Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis, generally mortgage loans or real estate that have been deemed to be impaired during the reporting period. There were no mortgage loans or real estate impaired to fair value during 2017 or 2016.

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

Farm Bureau Life may cede certain losses under an annual 100% quota share accidental death reinsurance agreement. Coverage includes all acts of terrorism including those of a nuclear, chemical or biological origin. Coverage is subject to an annual aggregate retention of $15.2 million. A maximum occurrence limit of $50.0 million per aircraft applies to policies written on agents of the Company who are participating in company-sponsored incentive trips. Additionally, a $200.0 million occurrence limit applies to employees in the home office building, net of reinsurance on group life policies. All other occurrence catastrophes are unlimited in amount.

Reinsurance contracts do not relieve us of our obligations to policyholders. To the extent that reinsuring companies are later unable to meet their obligations under reinsurance agreements, our insurance subsidiaries would be liable for these obligations, and payment of these obligations could result in losses. To limit the possibility of such losses, we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. No allowance for uncollectible amounts has been established against our asset for reinsurance recoverable since none of our receivables are deemed to be uncollectible.

Ceded reinsurance reduces our revenues by the amount that we pay for premium or forego in product charges and reduces our benefits and expenses by reimbursements of claims by our reinsurers. Assumed reinsurance adds to our premiums or product charges and to benefits and expenses related to the business we assume. These impacts are shown in the table below.

Impact of Reinsurance on our Financial Statements
	Year ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Ceded (reductions to financial statement items):
Premiums and product charges	$32,922	$33,058	$33,462
Insurance benefits	24,159	22,515	26,183
Allowances for expenses and commissions	4,548	4,709	4,945
Assumed (additions to financial statement items):
Premiums and product charges	2,637	2,670	2,751
Insurance benefits	6,356	2,302	1,231
Allowances for expenses and commissions	1,543	1,427	1,570

Reinsurance in Force and Percentage of Direct Life Insurance in Force
	Year ended December 31,
	2017		2016
	(Dollars in millions)
Ceded reinsurance	$14,087	22.5%	$14,258	23.5%
Assumed reinsurance	487	0.8%	524	0.9%

Policy Provisions

Analysis of the Value of Insurance in Force Acquired

	Year ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Balance at beginning of year	$21,608	$24,000	$26,436
Amortization per fixed schedule	(2,178)	(2,198)	(2,384)
Impact of unlocking actuarial assumptions	—	(194)	(52)
Balance at end of year	19,430	21,608	24,000
Impact of net unrealized investment gains and losses	(14,870)	(12,382)	(3,087)
Value of insurance in force acquired	$4,560	$9,226	$20,913

We amortize the value of insurance in force based on a fixed amortization schedule. Net amortization, based on our fixed amortization schedules, for the next five years is expected to be as follows: 2018 - $2.2 million; 2019 - $2.1 million; 2020 - $2.2 million; 2021 - $2.0 million; and 2022 - $2.0 million.

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

GMDB, IDB and GMIB Net Amount at Risk by Type of Guarantee

	December 31, 2017		December 31, 2016
	Separate Account Balance	Net Amount at Risk	Separate Account Balance	Net Amount at Risk
	(Dollars in thousands)
Guaranteed minimum death benefit:
Return of net deposits	$173,761	$442	$159,617	$543
Return the greater of highest anniversary value or net deposits	292,112	1,068	270,539	2,920
Incremental death benefit	265,456	67,350	241,142	53,933
Guaranteed minimum income benefit	29,987	—	32,733	—
Total		$68,860		$57,396

The separate account assets are primarily comprised of stock and bond mutual funds. The net amount at risk for these contracts is based on the amount by which GMDB, IDB or GMIB exceeds account value. The reserve for GMDBs, IDBs or GMIBs, determined using modeling techniques and industry mortality assumptions, that is included in future policy benefits, totaled $6.9 million at December 31, 2017 and $5.8 million at December 31, 2016. The weighted average age of the contract holders with GMDB, IDB or GMIB rider exposure was 66 years at December 31, 2017 and 62 years at December 31, 2016. Benefits paid for GMDBs, IDBs and GMIBs totaled $0.8 million for 2017, $0.5 million for 2016 and $0.4 million for 2015.

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

Deferred income taxes have been established based upon the temporary differences between the financial statement and income tax bases of assets and liabilities. The reversal of the temporary differences will result in taxable or deductible amounts in future years when the related asset or liability is recovered or settled. A valuation allowance is required if it is more likely than not that a deferred tax asset will not be realized. In assessing the need for a valuation allowance we considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. Based on the available positive and negative evidence regarding future sources of taxable income, we have determined that the establishment of a valuation allowance was not necessary at December 31, 2017 and 2016.

The Tax Act makes broad changes to the U.S. tax code that potentially impact our companies, including 1) reducing the federal statutory tax rate from 35% to 21%, 2) eliminating the corporate alternative minimum tax, 3) further limiting interest expense deductions, 4) changing the rules regarding use of net operating losses, and 5) allowing immediate expensing of capital assets acquired after September 27, 2017. Due to the reduced statutory tax rate, we were required to remeasure our deferred tax assets and liabilities using the lower rate at December 22, 2017, the date of enactment. This remeasurement resulted in a reduction of net deferred tax liabilities of $85.8 million, which includes $48.2 million related to deferred taxes previously recognized in accumulated other comprehensive income. This represents a provisional estimate of the impact of the Tax Act, as it is based on our current understanding of the legislation. As additional guidance is released, the estimate will be updated as necessary during 2018. No other provisions of the Tax Act had a significant impact on our 2017 income tax provisions.

Income Tax Expenses (Credits)

	Year ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Taxes provided in consolidated statements of operations on:
Income before equity loss:
Current	$34,301	$36,461	$40,578
Deferred	(75,030)	9,549	6,840
	(40,729)	46,010	47,418
Equity loss, including low income housing tax credits	(15,804)	(15,498)	(15,706)

Taxes provided in consolidated statements of changes in stockholders' equity:
Accumulated other comprehensive income	43,448	18,882	(77,473)
Class A and Class B common stock (1)	—	(846)	(1,363)
	43,448	18,036	(78,836)
	$(13,085)	$48,548	$(47,124)

(1)
Beginning in 2017, accounting guidance requires tax benefits of equity-based compensation to be recorded through net income rather than directly to stockholders' equity. Accordingly, we do not expect to have a provision for taxes on Class A and B common stock for years after 2016. See Note 1 for further discussion of this accounting change.

Effective Tax Rate Reconciliation to Federal Income Tax Rate

	Year ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Income before income taxes and equity loss	$142,327	$141,789	$151,368

Income tax at federal statutory rate (35%)	$49,814	$49,626	$52,979
Tax effect (decrease) of:
Tax-exempt dividend and interest income	(3,384)	(2,950)	(3,233)
Remeasurement of deferred taxes under the Tax Act	(85,797)	—	—
Other items	(1,362)	(666)	(2,328)
Income tax expense	$(40,729)	$46,010	$47,418

In 2015, the other items affecting the effective tax rate include a $1.8 million tax benefit resulting from the disposition of an equity method investment, for which the carrying value consisted solely of nondeductible goodwill. In 2017, the other items affecting the effective tax rate include $0.6 million in tax benefits from equity-based compensation deductions. Prior to 2017, these tax benefits were recorded to stockholders equity, so they did not impact the effective tax rate.

Tax Effect of Temporary Differences Giving Rise to Deferred Income Tax Assets and Liabilities

	December 31,
	2017	2016
	(Dollars in thousands)
Deferred income tax assets:
Future policy benefits	$21,926	$30,340
Accrued benefit and compensation costs	3,435	10,001
Loss carryforwards	3,452	5,709
Other	2,669	2,393
	31,482	48,443
Deferred income tax liabilities:
Fixed maturity and equity securities	118,716	131,655
Deferred acquisition costs	33,177	62,599
Value of insurance in force acquired	958	3,229
Property and equipment	5,883	7,777
Other	4,660	6,678
	163,394	211,938
Net deferred income tax liability	$131,912	$163,495

Deferred tax assets and liabilities at December 31, 2016 are recorded at a 35% tax rate, the enacted tax rate at that time.  Deferred taxes at December 31, 2017 are recorded at a 21% tax rate, as under the Tax Act this is the enacted rate that will be in effect when the temporary differences are expected to reverse.

We recognize the benefits of uncertain tax positions when the benefits are more-likely-than-not to be sustained. We had no reserve for uncertain tax positions at December 31, 2017 or 2016. We recognize interest related to uncertain tax positions in interest expense and related penalties in other expenses. We paid no such interest and penalties related to federal income taxes during 2017 or 2016. We do not expect any significant changes in the amount of our reserve for uncertain tax positions within the next twelve months. We are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years prior to 2014.

At December 31, 2017, we had non-life net operating loss carryforwards for federal income tax purposes totaling $15.5 million, which expire beginning in 2032. We also had non-life net operating loss carryforwards in several state jurisdictions, with varying expiration dates. State deferred taxes are not generally provided on any temporary differences or carryforwards, as state taxes have historically been insignificant.

We invest in LIHTC, which generate pre-tax losses but after-tax gains as the related tax credits are realized. The timing of the realization of tax credits is subject to fluctuation from period to period due to the timing of housing project completions and the approval of tax credits. These tax credits, which are reported in equity income, totaled $14.2 million in 2017, $14.1 million in 2016 and $13.5 million in 2015.

6. Credit Arrangements

Long-term debt includes $97.0 million of our subordinated debt obligation to FBL Financial Group Capital Trust (the Trust). We issued 5% Subordinated Deferrable Interest Notes due June 30, 2047 (the Notes) with a principal amount of $100.0 million to support $97.0 million of 5% Preferred Securities issued by the Trust. We also have a $3.0 million equity investment in the Trust, which is netted against the Notes on the consolidated balance sheets due to a contractual right of offset. The sole assets of the Trust are and will be the Notes and any interest accrued thereon. The interest payment dates on the Notes correspond to the distribution dates on the 5% Preferred Securities. The 5% Preferred Securities, which have a liquidation value of $1,000.00 per share plus accrued and unpaid distributions, mature simultaneously with the Notes. As of December 31, 2017 and 2016, 97,000 shares of 5% Preferred Securities were outstanding, all of which we unconditionally guarantee.

Short-term debt as of December 31, 2015 consisted of two short-term advances, collateralized by fixed maturity securities, payable to FHLB totaling $15.0 million. The advances included a $10.0 million advance on December 21, 2015, repaid January 11, 2016, at an interest rate of 0.55% and a $5.0 million advance on December 30, 2015, repaid January 6, 2016, at an interest rate of 0.46%.

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

Reconciliation of Outstanding Common Stock
	Class A		Class B (1)		Total
	Shares	Dollars	Shares	Dollars	Shares	Dollars
	(Dollars in thousands)
Outstanding at January 1, 2015	24,703,903	$144,625	11,413	$72	24,715,316	$144,697
Issuance of common stock under compensation plans	159,764	5,022	—	—	159,764	5,022
Purchase of common stock	(66,904)	(399)	—	—	(66,904)	(399)
Outstanding at December 31, 2015	24,796,763	149,248	11,413	72	24,808,176	149,320
Issuance of common stock under compensation plans	96,101	3,718	—	—	96,101	3,718
Purchase of common stock	(10,322)	(63)	—	—	(10,322)	(63)
Outstanding at December 31, 2016	24,882,542	152,903	11,413	72	24,893,955	152,975
Issuance of common stock under compensation plans	40,082	708	—	—	40,082	708
Purchase of common stock	(3,511)	(22)	—	—	(3,511)	(22)
Outstanding at December 31, 2017	24,919,113	$153,589	11,413	$72	24,930,526	$153,661

(1)	There is no established market for our Class B common stock, although it is convertible upon demand of the holder into Class A common stock on a share-for-share basis.

Holders of the Class A common stock and Series B preferred stock vote together as a group in the election of Class A Directors (four to ten). The Class B common stock votes as a separate class to elect the Class B Directors (five to seven). Voting for the Directors is noncumulative. Ownership aspects of our Class B common stock are governed by a Class B Shareholder Agreement. The IFBF's ownership in the three classes of stock results in IFBF owning 71% of our voting stock as of December 31, 2017, and having the ability to control the Company. Holders of Class A common stock and Class B common stock receive equal per-share common stock dividends.

Share Repurchases

We periodically repurchase our Class A common stock under programs approved by our Board of Directors. These repurchase programs authorize us to make repurchases in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. Under these programs, we repurchased 3,511 shares of stock for $0.2 million in 2017, 10,322 shares of stock for $0.6 million in 2016 and 66,904 shares of stock for $3.7 million in 2015. Completion of this program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares, if any, that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice. There was $49.2 million remaining available for repurchases at December 31, 2017 under the active repurchase program.

Dividend Restrictions

We have agreed that we will not pay dividends on the Class A or Class B Common Stock, nor on the Series B Preferred Stock, if we are in default of the Subordinated Deferrable Interest Note Agreement dated May 30, 1997 with FBL Financial Group Capital Trust. We are compliant with all terms of this agreement at December 31, 2017. See Note 6 for additional information regarding this agreement.

The amount of dividends we have available to pay our common shareholders is limited to a certain extent by the amount of dividends our primary operating subsidiary, Farm Bureau Life, is able to pay to its parent, FBL Financial Group, Inc. See Note 12 for discussion on our statutory dividend restrictions.

Special Dividends

Periodically, we declare a special cash dividend payable to our Class A and Class B common shareholders. We have paid the following special dividends during the last three years: $1.50 per share in 2017 totaling $37.4 million, $2.00 per share in 2016 totaling $49.7 million and $2.00 per share in 2015 totaling $49.5 million.

Accumulated Other Comprehensive Income, Net of Tax and Other Offsets

	Unrealized Net Investment Gains (Losses) (1)	Accumulated Non-Credit Impairment Gains (Losses)	Underfunded Portion of Certain Benefit Plans (2)	Total
	(Dollars in thousands)
Balance at January 1, 2015	$266,211	$1,131	$(8,932)	$258,410
Other comprehensive income before reclassifications	(143,731)	(1,155)	—	(144,886)
Reclassification adjustments	(1,693)	(90)	2,791	1,008
Balance at December 31, 2015	120,787	(114)	(6,141)	114,532
Other comprehensive income before reclassifications	37,895	1,901	—	39,796
Reclassification adjustments	(1,719)	(1,476)	(1,578)	(4,773)
Balance at December 31, 2016	156,963	311	(7,719)	149,555
Other comprehensive income before reclassifications	88,534	136	—	88,670
Reclassification related to the Tax Act (3)	49,657	90	(1,521)	48,226
Reclassification adjustments	15	—	(1,483)	(1,468)
Balance at December 31, 2017	$295,169	$537	$(10,723)	$284,983

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

(3)	Reclassification of the initial impact of the remeasurement of deferred tax assets and liabilities upon enactment of the Tax Act. See discussion of this accounting change as discussed in Note 1.

Accumulated Other Comprehensive Income Reclassification Adjustments

	Year ended December 31, 2017
	Unrealized Net Investment Gains (Losses) (1)	Accumulated Non-Credit Impairment Losses (1)	Underfunded Portion of Certain Benefit Plans (2)	Total
	(Dollars in thousands)
Realized capital gains on sales of investments	$(255)	$—	$—	$(255)
Adjustments for assumed changes in deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	274	—	—	274
Other than temporary impairment losses	—	—	—	—
Other expenses - change in unrecognized postretirement items:
Prior service costs	—	—	—	—
Net actuarial loss	—	—	(1,702)	(1,702)
Reclassifications before income taxes	19	—	(1,702)	(1,683)
Income taxes	(4)	—	219	215
Reclassification adjustments	$15	$—	$(1,483)	$(1,468)

Accumulated Other Comprehensive Income Reclassification Adjustments

	Year ended December 31, 2016
	Unrealized Net Investment Gains (Losses) (1)	Accumulated Non-Credit Impairment Losses (1)	Underfunded Portion of Certain Benefit Plans (2)	Total
	(Dollars in thousands)
Realized capital gains on sales of investments	$(1,799)	$—	$—	$(1,799)
Adjustments for assumed changes in deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	(845)	180	—	(665)
Other than temporary impairment losses	—	(2,451)	—	(2,451)
Other expenses - change in unrecognized postretirement items:
Prior service costs	—	—	(1)	(1)
Net actuarial loss	—	—	(2,425)	(2,425)
Reclassifications before income taxes	(2,644)	(2,271)	(2,426)	(7,341)
Income taxes	925	795	848	2,568
Reclassification adjustments	$(1,719)	$(1,476)	$(1,578)	$(4,773)

	Year ended December 31, 2015
	Unrealized Net Investment Gains (Losses) (1)	Accumulated Non-Credit Impairment Losses (1)	Underfunded Portion of Certain Benefit Plans (2)	Total
	(Dollars in thousands)
Realized capital gains on sales of investments	$(2,829)	$—	$—	$(2,829)
Adjustments for assumed changes in deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	224	7	—	231
Other than temporary impairment losses	—	(146)	—	(146)
Other expenses - change in unrecognized postretirement items:
Prior service costs	—	—	(12)	(12)
Net actuarial gain	—	—	4,306	4,306
Reclassifications before income taxes	(2,605)	(139)	4,294	1,550
Income taxes	912	49	(1,503)	(542)
Reclassification adjustments	$(1,693)	$(90)	$2,791	$1,008

(1)	See Note 2 for further information.

(2)	For descriptions of the underfunded portion of our postretirement benefit plans, see Note 8 - Other Retirement Plans, and for certain other defined benefit plans, see Note 8 - Defined Benefit Plans.

8. Retirement and Compensation Plans

Defined Benefit Pension Plans

We participate in various defined benefit pension plans (the Plans), including a multiemployer plan. The multiemployer plan is considered qualified under Internal Revenue Service regulations, and covers our employees and the employees of the other participating companies who had attained age 21, had one year of service and were employed prior to January 1, 2013. We also have a plan that provides supplemental pension benefits to certain highly compensated employees who have salaries and/or pension benefits in excess of the qualified limits imposed by federal law and were employed prior to January 1, 2013. Benefits under these plans are based on years of service and the employee's compensation. The plans are discussed below.

Multiemployer Defined Benefit Plan

The FBL Financial Group Retirement Plan (the Multiemployer Plan) is considered a multiemployer plan, with the participation of affiliated and unaffiliated employers along with FBL Financial Group, Inc. and its subsidiaries. Under the multiemployer plan structure, our contributions are commingled with those of the other employers to fund the plan benefit obligations. Should a participating employer be unable to provide funding, the remaining employers would be required to continue funding all future obligations. If an employer elects to discontinue participation, prior to departure they will be required to contribute their portion of the underfunded pension obligation associated with their employees. This required contribution will be based on an actuarial estimate of future benefit obligations, which as an estimate may not ultimately be sufficient to fund future actual benefits. None of the participating employers have provided notice that they would be discontinuing participation in the Multiemployer Plan or would otherwise be unable to continue providing their share of required funding as of December 31, 2017.

Contributions are made each year, resulting in the Multiemployer Plan being partially funded for payment of projected future benefit obligations. Effective in 2013, the Multiemployer Plan was closed to new participants and those participants who had not attained age 40 and 10 years of service as of December 31, 2012 no longer accrue additional years of service in the Multiemployer Plan.

Multiemployer Plan name	FBL Financial Group Retirement Plan
Employer identification number	42-1411715
Plan number	001
FBL's contributions (in thousands)
2017	$45,000
2016	$30,000
2015	$30,000

Net periodic pension cost of the Multiemployer Plan is allocated between participating employers on a basis of time incurred by the respective employees for each employer. Such allocations are reviewed annually. The Multiemployer Plan is not subject to collective bargaining agreements, a financial improvement plan or a rehabilitation plan. No surcharges were required to be paid to the Multiemployer Plan during 2017, 2016 or 2015. We are the primary employer in the Multiemployer Plan, providing more than 5 percent of the total contributions during 2017, 2016 and 2015.

Other Defined Benefit Plans

The other defined benefit plans (the Other Plans) provide benefits in addition to those offered under the Multiemployer Plan to certain of our employees or affiliated employers. These non-qualified benefit plans are not funded, whereby contributions are made as current benefit obligations become due. Net periodic pension cost of the Other Plans is allocated between the subsidiaries of FBL Financial Group, Inc. and the Farm Bureau affiliated property-casualty companies on a basis of time incurred by the respective employees for each company.

Funding Status and Net Periodic Pension Costs

	Multiemployer Plan		Other Plans
	As of and for the year ended December 31,		As of and for the year ended December 31,
	2017	2016	2017	2016
	(Dollars in thousands)
Change in projected benefit obligation:
Net benefit obligation at beginning of the year	$336,454	$319,420	$24,585	$22,275
Service cost	5,552	5,795	436	335
Interest cost	14,124	14,447	1,003	966
Actuarial loss	41,855	15,767	2,728	3,317
Benefits paid	(21,986)	(18,975)	(1,838)	(2,308)
Projected benefit obligation	375,999	336,454	26,914	24,585

Change in plan assets:
Fair value of plan assets at beginning of the year	291,071	262,276	—	—
Actual return on plan assets	31,311	17,770	—	—
Employer contributions	45,000	30,000	1,838	2,308
Benefits paid	(21,986)	(18,975)	(1,838)	(2,308)
Fair value of plan assets at end of the year	345,396	291,071	—	—
Underfunded status at end of the year	$(30,603)	$(45,383)	$(26,914)	$(24,585)

Accumulated benefit obligation	$334,462	$297,753	$23,504	$21,407

The fair value of plan assets of the Multiemployer Plan exceeded the accumulated benefit obligation at December 31, 2017, but was less than the accumulated benefit obligation at December 31, 2016.

Net Periodic Pension Costs Incurred by the Plans

	Multiemployer Plan			Other Plans
	As of and for the year ended December 31,			As of and for the year ended December 31,
	2017	2016	2015	2017	2016	2015
	(Dollars in thousands)
Service cost	$5,552	$5,795	$5,892	$436	$335	$435
Interest cost	14,124	14,447	13,472	1,003	966	1,000
Expected return on assets	(19,184)	(17,865)	(17,563)	—	—	—
Amortization of prior service cost	131	144	144	—	(1)	(11)
Amortization of actuarial loss	10,121	9,432	10,464	1,172	918	1,528
Effect of settlement	—	—	7,998	—	—	—
Net periodic pension cost	$10,744	$11,953	$20,407	$2,611	$2,218	$2,952

FBL Financial Group, Inc. share of net periodic pension cost	$3,404	$3,807	$6,614	$1,551	$1,260	$1,671

Pension settlement charges were recognized after determining the total cash payments exceeded the sum of the service and interest cost for 2015.

The Plans' prior service costs are amortized using a straight-line amortization method over the average remaining service period or life expectancy of the employees, depending upon who is covered under each plan. For actuarial gains and losses, we use a corridor (10% of the greater of the projected benefit obligation or the market value of plan assets) to determine the amounts to amortize. For the Multiemployer Plan it is expected that net periodic pension cost in 2018 will include $12.5 million for amortization of the actuarial loss and less than $0.1 million of prior service cost amortization. For the Other Plans it is expected that net periodic pension cost in 2018, included in accumulated other comprehensive income, will include $1.4 million for amortization of the actuarial loss.

We expect contributions to be paid to the Multiemployer Plan by us and our affiliated and unaffiliated employers for 2018 to be approximately $15.0 million, of which $4.6 million is expected to be contributed by us. We expect contributions to be paid to the Other Plans by us and affiliates for 2018 to be approximately $1.6 million, of which $0.7 million is expected to be contributed by us. Expected benefits to be paid under the Multiemployer Plan are as follows: 2018 - $18.6 million, 2019 - $17.9 million, 2020 - $21.3 million, 2021 - $21.7 million, 2022 - $22.7 million and 2023 through 2027 - $123.3 million. Expected benefits to be paid under the Other Plans are as follows: 2018 - $2.3 million, 2019 - $3.6 million, 2020 - $3.0 million, 2021 - $2.8 million, 2022 - $2.1 million and 2023 through 2027 - $14.7 million.

FBL's Proportionate Share of Prepaid or Accrued Pension Cost

	Multiemployer Plan		Other Plans
	As of and for the year ended December 31,		As of and for the year ended December 31,
	2017	2016	2017	2016
	(Dollars in thousands)
Amount recognized in FBL's statement of financial position
Prepaid benefit cost	$36,858	$26,006	$740	$876
Accrued benefit cost	—	—	(21,245)	(19,159)
Net amount recognized	$36,858	$26,006	$(20,505)	$(18,283)

Amount recognized in FBL's accumulated other comprehensive income, before taxes (1)
Net actuarial loss			$13,649	$12,094
Net amount recognized			$13,649	$12,094

(1)
For our Multiemployer Plan, the underfunded portion of the pension benefit obligation is not required to be recognized as a liability in our consolidated balance sheets. The unrecognized liability for the underfunded status of our Multiemployer Plan totaled $30.6 million at December 31, 2017 and $45.4 million at December 31, 2016.

Weighted Average Assumptions Used to Determine Benefit Obligation
	December 31
	2017	2016
Discount rate	3.72%	4.29%
Annual salary increases	3.27%	3.31%

We estimate the discount rate by projecting and discounting future benefit payments inherent in the projected benefit obligation using a commercially available "spot" yield curve constructed using techniques and a bond universe specifically selected to meet the accounting standard requirements.

Weighted Average Assumptions Used to Determine Net Periodic Pension Cost

	Year Ended December 31,
	2017	2016	2015
Discount rate	4.29%	4.65%	4.52% / 4.05%
Expected long-term return on plan assets	6.60%	6.75%	6.75% / 7.00%
Annual salary increases	3.31%	3.31%	3.31% / 3.00%

Our expected long-term return on plan assets represents the rate of earnings expected in the funds invested to provide for anticipated benefit payments. We have analyzed the expected rates of return and determined that the long-term return assumption should be revised downward in 2017 to 6.60%. On September 30, 2015, the plan incurred a remeasurement due to settlement accounting. This resulted in a discount rate of 4.05% being used for the nine months ended September 30, 2015 and 4.52% for the three months ended December 31, 2015. We also completed an actuarial study of our assumptions during 2015. At the remeasurement, this resulted in reducing the expected long-term return on plan assets from 7.00% to 6.75% and increasing assumed annual salary increases from 3.00% to 3.31%.

Multiemployer Plan Assets

The Multiemployer Plan assets are primarily invested in annuity products and insurance company pooled separate accounts that invest predominately in equity securities and real estate. We have certain pension obligations that are fully funded through annuity contracts with Farm Bureau Life, which are presented as funded annuity contracts below. For 2017, excluding the funded annuity contracts, we employed a long-term investment strategy of diversifying the Multiemployer Plan assets with 55% in fixed income investments, 40% in equities and 5% in alternative investments. At December 31, 2017, the Multiemployer Plan assets were invested approximately 59% in fixed income investments, 38% in diversified equities and 3% in alternative investments. The fixed income investments consist primarily of the group annuity contract and fixed income securities held in pooled separate accounts. The equity securities are in pooled separate accounts and mutual funds. The alternative investments consist of interests in limited partnerships that own various liquid and illiquid assets. Our investment strategy is to (1) achieve a long-term return sufficient to satisfy all Multiemployer Plan obligations, (2) assume a prudent level of risk and (3) maintain adequate liquidity. The expected return on Multiemployer Plan assets is set at the long-term rate expected to be earned based on the long-term investment strategy of the Multiemployer Plan. In estimating the expected rate of return for each asset class, we take into account factors such as historical rates of return, expected future risk-free rates of return and anticipated returns expected given the risk profile of each asset class.

The valuation methodologies used for assets measured at fair value are:

•	Group and funded annuity contracts: contract value is equivalent to fair value, as the interest-crediting rates are periodically reset to align with market rates at the discretion of the issuer.

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

Level 3 - Inputs are unobservable and require management's judgment about the assumptions that market participants would use in pricing the assets.

Fair Values of the Multiemployer Plan Assets by Asset Category and Hierarchy Levels

	December 31, 2017
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Mutual funds: (1)
U.S. equity funds	$39,563	$—	$—	$39,563
International funds	40,349	—	—	40,349
Pooled separate accounts: (1)
Short-term fixed income funds	—	793	—	793
Fixed income funds	—	14,689	—	14,689
U.S. equity funds	—	32,726	—	32,726
Real estate fund	—	15,526	—	15,526
Annuities: (2)
Group annuity contract	—	—	181,403	181,403
Funded annuity contracts	—	—	10,776	10,776
Alternative investments: (3)
Limited partnerships	—	—	9,571	9,571
Total	$79,912	$63,734	$201,750	$345,396

	December 31, 2016
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Mutual funds: (1)
U.S. equity funds	$35,888	$—	$—	$35,888
International funds	35,709	—	—	35,709
Pooled separate accounts: (1)
Short-term fixed income funds	—	606	—	606
Fixed income funds	—	14,271	—	14,271
U.S. equity funds	—	28,640	—	28,640
Real estate fund	—	14,346	—	14,346
Annuities: (2)
Group annuity contract	—	—	141,782	141,782
Funded annuity contracts	—	—	11,382	11,382
Alternative investments: (3)
Limited partnerships	—	—	8,447	8,447
Total	$71,597	$57,863	$161,611	$291,071

(1)	Represents mutual funds and pooled separate account investments with Principal Life Insurance Company.

(2)	Represents group annuity contracts with Farm Bureau Life.

(3)	Represents interests in several limited partnerships.

Level 3 Multiemployer Plan Asset Changes in Fair Value

	December 31, 2017
			Return on assets
	December 31, 2016	Purchases (disposals), net	Held at year end	Sold during year	Transfers into (out) of level 3	December 31, 2017
	(Dollars in thousands)
Group annuity contract	$141,782	$33,221	$6,400	$—	$—	$181,403
Funded annuity contracts	11,382	(1,258)	652	—	—	10,776
Limited partnerships	8,447	314	810	—	—	9,571
Total	$161,611	$32,277	$7,862	$—	$—	$201,750

	December 31, 2016
			Return on assets
	December 31, 2015	Purchases (disposals), net	Held at year end	Sold during year	Transfers into (out) of level 3	December 31, 2016
	(Dollars in thousands)
Group annuity contract	$134,749	$1,334	$5,699	$—	$—	$141,782
Funded annuity contracts	11,996	(1,287)	673	—	—	11,382
Limited partnerships	6,262	1,536	649	—	—	8,447
Total	$153,007	$1,583	$7,021	$—	$—	$161,611

Other Retirement Plans

We participate with affiliated and unaffiliated employers in a 401(k) defined contribution plan, which covers substantially all employees. We match employee contributions up to 2% or 4% of the eligible compensation contributed by the employee and at an amount equal to 50% of an employee's contributions on the next 2% of the eligible compensation contributed by the employee. As shown in the table below, certain employees will also receive an annual discretionary employer contribution based on age plus years of service ranging from 2.75% to 5.75% as a percent of pay. Costs are allocated among the affiliates on a basis of time incurred by the respective employees for each company. Our expense related to this plan totaled $2.6 million in 2017, $2.4 million in 2016 and $2.2 million in 2015.

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

In addition to benefits offered under the aforementioned benefit plans, we participate with affiliated and unaffiliated employers in a plan that provides group term life insurance benefits to retirees. We froze our portion of the plan on December 31, 2016 such that no new participants will enter the plan. During 2016, we recognized $0.2 million in curtailment gain related to freezing the group term life benefits to retirees. We also have two single-employer plans, frozen to new participants, that provide health and medical benefits to a small group of retirees. Postretirement benefit (income)/expense for this plan is allocated in a manner consistent with pension expense discussed above and totaled ($0.1) million in 2017 and 2016 and $0.1 million in 2015. Changes in the underfunded portion of these plans, reported in other comprehensive income, aggregated ($0.1) million in 2017 and less than ($0.1) million in 2016 and 2015.

Share-based Compensation Plans

The share-based payment arrangements under our Class A Common Stock Compensation Plan are described below. Expenses have been fully recognized under this plan.

We also have a Cash-Based Restricted Stock Unit Plan. We allocate a portion of the expense for these arrangements to affiliates; expense amounts below represent our share of these expenses. Compensation expense for arrangements under this plan totaled $1.9 million for 2017, $2.3 million for 2016 and $1.7 million for 2015. The income tax benefit recognized in the statements of operations for this arrangement totaled $1.0 million in 2017, $1.2 million in 2016 and $0.9 million in 2015.

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

Stock Option Activity
	Number of Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
	(Dollars in thousands, except per share data)
Shares under option at January 1, 2017	45,395	$27.35
Exercised	(21,527)	33.60
Forfeited or expired	—	—
Shares under option at December 31, 2017	23,868	21.92	2.15	$1,139

Vested at December 31, 2017	23,868	$21.92	2.15	$1,139
Exercisable options at December 31, 2017	23,868	$21.92	2.15	$1,139

(1)	Represents the difference between the share price and exercise price for each option, excluding options for which the exercise price is above the share price, at December 31, 2017.

The intrinsic value of options exercised during the year totaled $0.8 million for 2017, $3.2 million for 2016 and $4.5 million for 2015.

We issue new shares to satisfy stock option exercises.    Cash received from stock options exercised totaled $0.7 million for 2017, $2.5 million for 2016 and $3.7 million for 2015. The actual tax benefit realized from stock options exercised totaled $0.2 million for 2017, $1.0 million for 2016 and $1.4 million for 2015.

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

Restricted Stock Unit Activity
	Number of Units	Weighted-Average Grant-Date Fair Value per Unit
Restricted stock units at January 1, 2017	121,517	$46.10
Granted	23,526	69.10
Vested	(42,465)	42.55
Forfeited or canceled	—	—
Restricted stock units at December 31, 2017	102,578	52.85

The weighted average grant-date fair value per common share of restricted stock units granted was $69.10 in 2017, $60.34 in 2016 and $52.19 in 2015. Unrecognized compensation expense related to unvested restricted stock units based on the stock price at December 31, 2017 totaled $2.9 million. This expense is expected to be recognized over a weighted-average period of 1.79 years. Dividends are paid on restricted stock units upon vesting. Cash payments including dividends for restricted stock units totaled $3.3 million in 2017 and $2.7 million in 2016 and 2015.

Other

We have a Director Compensation Plan under which non-employee directors on our Board may elect to receive a portion of their compensation in the form of cash or deferred cash-based stock units. Cash-based stock units outstanding under this plan totaled 25,243 at December 31, 2017 and 24,923 at December 31, 2016. Prior to 2012, deferred stock units were used instead of deferred cash-based stock units. Under this plan, we have deferred stock units outstanding totaling 53,254 at December 31, 2017 and 57,876 at December 31, 2016. At December 31, 2017, there were 108,131 shares of Class A common stock available for future issuance under the Director Compensation Plan.

We also have an Executive Salary and Bonus Deferred Compensation Plan under which certain officers of the Company were allowed to use their base salary and annual cash bonus to purchase deferred cash-based stock units. Cash-based stock units outstanding under this plan totaled 11,661 at December 31, 2017 and 16,323 at December 31, 2016. Prior to 2012, deferred stock units were used instead of deferred cash-based stock units. Under this plan, we have deferred stock units outstanding totaling 50,208 at December 31, 2017 and 63,909 at December 31, 2016. At December 31, 2017, shares of Class A common stock available for future issuance under this plan totaled 97,533. This plan was frozen to future deferrals on December 31, 2013.

We also have an Executive Excess 401(k) Plan under which officers of the Company who met salary guidelines and 401(k) contribution guidelines were allowed to purchase unregistered deferred cash-based stock units. There were no cash-based stock units outstanding under this plan at December 31, 2017 and 89 at December 31, 2016. Prior to 2012, deferred stock units were used instead of deferred cash-based stock units. Under this plan, we have deferred stock units outstanding totaling 3,175 at December 31, 2017 and 3,168 at December 31, 2016. This plan was frozen to future deferrals on December 31, 2013.

9. Management and Other Agreements

We have management agreements under which we provide general business, administrative and management services to Farm Bureau Property & Casualty Insurance Company and other affiliates. Fee income for these services totaled $2.0 million in 2017, $2.2 million in 2016 and $2.3 million in 2015. In addition, as discussed in Note 1, we provide investment advisory services and lease property and equipment under agreements with Farm Bureau Property & Casualty, other affiliates and non-affiliates.

We share certain office facilities and services with the IFBF and its affiliated companies. These expenses are allocated on the basis of cost and time studies that are updated annually and consist primarily of rent, salaries and related expenses, travel and other operating costs. In addition, Farm Bureau Management Corporation, a wholly-owned subsidiary of the IFBF, provides certain services to us under a separate arrangement. We incurred related expenses totaling $1.1 million in 2017 and $1.0 million in 2016 and 2015.

We also have an expense allocation agreement with Farm Bureau Property & Casualty Insurance Company for the use of property and equipment. Expense relating to this agreement totaled $0.3 million in 2017 and 2016 and $0.7 million in 2015.

We have service agreements with the Farm Bureau-affiliated property-casualty companies operating within our marketing territory, including Farm Bureau Property & Casualty Insurance Company and another affiliate. Under the service agreements, the property-casualty companies are responsible for development and management of our agency force for a fee. We incurred expenses totaling $9.1 million in 2017, $8.6 million in 2016 and $9.9 million in 2015 relating to these arrangements.

We are licensed by the IFBF to use the "Farm Bureau" and "FB" designations in Iowa. In connection with this license, we incurred royalty expense totaling $0.6 million in 2017, 2016 and 2015. We have similar arrangements with other state Farm Bureau organizations in our market territory. Total royalty expense to Farm Bureau organizations other than the IFBF totaled $1.8 million in 2017 and in 2016 and $1.7 million in 2015. The royalty agreement with the IFBF provides IFBF an option to terminate the agreement if our quarterly common stock dividend is below $0.10 per share.

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

We lease our home office properties under a 10-year operating lease, which expires in 2021, from a wholly-owned subsidiary of the IFBF. Future remaining minimum lease payments under this lease, as of December 31, 2017, are as follows: 2018 - $2.2 million, 2019 - $2.2 million, 2020 - $2.2 million and 2021 - $2.2 million. Rent expense for the lease totaled $4.1 million in 2017 and 2016 and $4.0 million in 2015. These amounts are net of $0.2 million in 2017, 2016 and 2015 in amortization of a deferred gain on the exchange of our home office properties for common stock in 1998. The remaining unamortized deferred gain totaled $0.7 million at December 31, 2017 and $0.9 million at December 31, 2016.

From time to time, assessments are levied on our insurance subsidiaries by life and health guaranty associations in most states in which the subsidiaries are licensed. These assessments, which are accrued for, are to cover losses of policyholders of insolvent or rehabilitated companies. In some states, these assessments can be partially recovered through a reduction in future premium taxes. Expenses for guaranty fund assessments, net of related premium tax offsets, totaled less than $0.1 million in 2017, 2016 and 2015.

11. Earnings per Share

Computation of Earnings per Common Share

	Year ended December 31,
	2017	2016	2015
	(Dollars in thousands, except per share data)
Numerator:
Net income attributable to FBL Financial Group, Inc.	$194,327	$107,223	$113,527
Less: Dividends on Series B preferred stock	150	150	150
Income available to common stockholders	$194,177	$107,073	$113,377

Denominator:
Weighted-average shares - basic	25,038,334	24,985,400	24,927,209
Effect of dilutive securities - stock-based compensation	19,111	43,683	89,274
Weighted-average shares - diluted	25,057,445	25,029,083	25,016,483

Earnings per common share	$7.76	$4.29	$4.55
Earnings per common share - assuming dilution	$7.75	$4.28	$4.53

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

Statutory Information of our Insurance Subsidiaries

	Year ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Farm Bureau Life:
Net gain from operations (excludes impact of realized gains and losses on investments)	$106,062	$106,143	$100,013
Net income	104,947	100,657	106,009
Greenfields:
Net loss from operations (excludes impact of realized gains and losses on investments)	(192)	(443)	(362)
Net loss	(192)	(443)	(362)

Statutory Information of our Insurance Subsidiaries - Continued

	Farm Bureau Life		Greenfields
	December 31,		December 31,
	2017	2016	2017	2016
	(Dollars in thousands)
Total capital and surplus	$615,973	$617,321	$9,006	$9,273
Unassigned surplus (deficit)	482,490	483,838	(1,794)	(1,527)
Risk-Based Capital measurements:
Total adjusted capital	682,570	685,721	9,028	9,289
Company action level capital	123,628	125,994	172	173
RBC Ratio	552%	544%	5,249%	5,322%

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

Farm Bureau Life's ability to pay dividends to the parent company is restricted by the Iowa Insurance Holding Company Act to earned surplus arising from its business as of the date the dividend is paid. In addition, prior approval of the Iowa Insurance Commissioner is required for a dividend distribution of cash or other property whose fair value, together with that of other dividends made within the preceding 12 months, exceeds the greater of (i) 10% of policyholders' surplus as of the preceding year end, or (ii) the statutory net gain from operations of the insurer for the preceding calendar year. As shown in the tables above, at December 31, 2017, Farm Bureau Life’s net gain from operations of $106.1 million, exceeded 10% of statutory surplus; accordingly, that amount is the maximum available for distribution to FBL Financial Group, Inc. without regulatory approval during 2018. Timing of such dividends during the year is limited based on the timing of dividends paid within the preceding 12 months.

13. Segment Information

We analyze operations by reviewing financial information regarding our primary products that are aggregated into the Annuity and Life Insurance product segments. In addition, our Corporate and Other segment includes various support operations, corporate capital and other product lines that are not currently underwritten by the Company.

The Annuity segment primarily consists of fixed rate and indexed annuities and supplementary contracts (some of which involve life contingencies). Fixed rate and indexed annuities provide for tax-deferred savings and supplementary contracts provide for the systematic repayment of funds that accumulate interest. Fixed rate annuities primarily consist of flexible premium deferred annuities, but also include single premium deferred and immediate contracts. With fixed rate annuities, we bear the underlying investment risk and credit interest to the contracts at rates we determine, subject to interest rate guarantees. With indexed annuities, we bear the underlying investment risk and credit interest in an amount equal to a percentage of the gain in a specified market index, subject to minimum guarantees.

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

We use non-GAAP operating income (a measure of earnings not recognized under GAAP), in addition to net income, to measure our performance. Non-GAAP operating income, for the periods presented, consists of net income adjusted to exclude the impact of changes in federal statutory income tax rates and tax laws, realized gains and losses on investments and the change in net unrealized gains and losses on derivatives, which can fluctuate greatly from period to period. These fluctuations make it difficult to analyze core operating trends. In addition, for derivatives not designated as hedges, there is a mismatch between the valuation of the asset and liability when deriving net income (loss). Specifically, call options relating to our indexed business are one-year assets while the embedded derivatives in the indexed contracts represent the rights of the contract holder to receive index credits over the entire period the indexed annuities are expected to be in force. During 2017, we revised our non-GAAP operating income definition to remove from net income the initial impact to deferred income taxes from a change in tax laws. Such changes can create an unusual one-time remeasurement of deferred taxes not reflective of normal operations. The revision did not impact 2016 or 2015 non-GAAP operating earnings but did affect 2017, with the recent enactment of the Tax Act. See Note 5 to our consolidated financial statements included in item 8 for additional information regarding the Tax Act.
Non-GAAP operating income is not a measure used in financial statements prepared in accordance with GAAP, but is a common life insurance industry measure of performance. We use non-GAAP operating income for goal setting, determining short-term incentive compensation and evaluating performance on a basis comparable to that used by many in the investment community.
We analyze our segment results based on pre-tax non-GAAP operating income. Accordingly, income taxes are not allocated to the segments. In addition, non-GAAP operating results are reported net of transactions between the segments. Adjustments to net income are net of amortization of unearned revenue reserves, deferred acquisition costs and value of insurance in force acquired, as well as changes in interest sensitive product reserves and income taxes attributable to these items. While not applicable for the periods reported herein, our non-GAAP operating income policy also calls for adjustments to net income relating to the following:

•	settlements or judgments arising from lawsuits, net of any recoveries from third parties,

•	the cumulative effect of changes in accounting principles and

•	discontinued operations.

In 2016, due to changes in product offerings since the last amendment to our policy for calculating non-GAAP operating income, we refined our calculation of non-GAAP operating income to include offsets relating to changes in interest sensitive product reserves. These offsets, net of tax, decreased non-GAAP operating income $0.5 million in 2017 and increased non-GAAP operating income $0.9 million in 2016. These offsets, net of tax, not taken into account in the computation of non-GAAP operating income for 2015 would have increased non-GAAP operating income $0.1 million.

Reconciliation Between Net Income and Non-GAAP Operating Income

	Year ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Net income attributable to FBL Financial Group, Inc.	$194,327	$107,223	$113,527
Net income adjustments:
Initial impact of the Tax Act	(85,797)	—	—
Realized gains/losses on investments (1)	2,381	713	(8,498)
Change in net unrealized gains/losses on derivatives (1)	(2,549)	(1,485)	(141)
Non-GAAP operating income	$108,362	$106,451	$104,888

Financial Information Concerning our Operating Segments

	Year ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Pre-tax non-GAAP operating income:
Annuity	$68,821	$66,025	$69,950
Life Insurance	53,856	55,977	53,146
Corporate and Other	14,861	14,548	11,668
Total pre-tax non-GAAP operating income	137,538	136,550	134,764
Income taxes on non-GAAP operating income	(29,176)	(30,099)	(29,876)
Non-GAAP operating income	$108,362	$106,451	$104,888

Non-GAAP operating revenues:
Annuity	$224,184	$214,486	$212,420
Life Insurance	418,593	414,446	408,966
Corporate and Other	94,340	92,703	93,632
	737,117	721,635	715,018
Net realized gains/losses on investments (1)	(3,902)	(1,771)	10,482
Change in net unrealized gains/losses on derivatives (1)	2,263	6,550	(2,691)
Consolidated revenues	$735,478	$726,414	$722,809

Net investment income:
Annuity	$219,700	$210,679	$209,896
Life Insurance	158,318	154,427	152,730
Corporate and Other	34,918	32,514	31,214
	412,936	397,620	393,840
Change in net unrealized gains/losses on derivatives (1)	2,263	6,550	(2,691)
Consolidated net investment income	$415,199	$404,170	$391,149

Depreciation and amortization:
Annuity	$6,489	$8,253	$4,548
Life Insurance	18,720	15,117	18,831
Corporate and Other	(1,120)	5,178	8,546
	24,089	28,548	31,925
Net realized gains (losses) on investments (1)	(240)	(673)	225
Change in net unrealized gains/losses on derivatives (1)	(639)	562	(332)
Consolidated depreciation and amortization	$23,210	$28,437	$31,818

Operating Segment Assets

	December 31,
	2017	2016
	(Dollars in thousands)
Assets:
Annuity	$4,608,735	$4,452,878
Life Insurance	3,367,562	3,256,306
Corporate and Other	1,710,211	1,615,411
	9,686,508	9,324,595
Unrealized gains in accumulated other comprehensive income (2)	380,105	241,539
Consolidated assets	$10,066,613	$9,566,134

(1)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred sales inducements, deferred acquisition costs and value of insurance in force acquired, as well as changes in interest sensitive product reserves and income taxes attributable to these items.

(2)	Amounts are net adjustments for assumed changes in deferred acquisition costs and value of insurance in force acquired attributable to these items.

Depreciation and amortization related to property and equipment are allocated to the product segments while the related property, equipment and capitalized software are allocated to the Corporate and Other segment. Depreciation and amortization for the Corporate and Other segment include $4.1 million for 2017, $4.4 million for 2016 and $4.1 million for 2015 relating to leases with affiliates. In the consolidated statements of operations, we record these depreciation amounts net of related lease income from affiliates.

Interest expense is attributable to the Corporate and Other segment. Expenditures for long-lived assets were not significant during the periods presented above. Goodwill at December 31, 2017 and 2016 was allocated among the segments as follows: Annuity ($3.9 million) and Life Insurance ($6.1 million).

Prior to 2017, securities and indebtedness of related parties were attributable to the Corporate and Other segment. In 2017, we began to assign a portion of our investments held in securities and indebtedness of related parties to the Life Insurance segment. The following chart provides the related equity income (loss) by segment.

Equity Income (Loss) by Operating Segment

	Year ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Pre-tax equity income (loss):
Life Insurance	$2,741	$—	$—
Corporate and Other	(7,246)	(4,057)	(6,183)
Total pre-tax equity loss	(4,505)	(4,057)	(6,183)

Income taxes	15,804	15,497	15,706
Equity income, net of related income taxes	$11,299	$11,440	$9,523

Premiums collected, which is not a measure used in financial statements prepared according to GAAP, include premiums received on life insurance policies and deposits on annuities and universal life-type products. Premiums collected is a common life insurance industry measure of agent productivity. Net premiums collected totaled $631.0 million in 2017, $689.7 million in 2016 and $683.1 million in 2015.

Under GAAP, premiums on whole life and term life policies are recognized as revenues over the premium-paying period and reported in the Life Insurance segment. The following chart provides a reconciliation of life insurance premiums collected to those reported in the GAAP financial statements.

Reconciliation of Traditional Life Insurance Premiums, Net of Reinsurance

	Year ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Traditional and universal life insurance premiums collected	$292,344	$281,551	$281,003
Premiums collected on interest sensitive products	(97,963)	(85,622)	(90,895)
Traditional life insurance premiums collected	194,381	195,929	190,108
Change in due premiums and other	949	985	848
Traditional life insurance premiums as included in the Consolidated Statements of Operations.	$195,330	$196,914	$190,956

There is no comparable GAAP financial measure for premiums collected on annuities and universal life-type products. GAAP revenues for those interest sensitive and variable products consist of various policy charges and fees assessed on those contracts, as summarized in the chart below.

Interest Sensitive Product Charges by Segment

	Year ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Annuity
Surrender charges and other	$4,484	$3,803	$2,524

Life Insurance
Administration charges	$15,487	$14,170	$14,342
Cost of insurance charges	46,096	48,111	46,911
Surrender charges	1,913	1,181	919
Amortization of policy initiation fees	1,437	(24)	3,371
Total	$64,933	$63,438	$65,543

Corporate and Other
Administration charges	$5,332	$5,547	$5,809
Cost of insurance charges	29,670	29,805	29,760
Surrender charges	150	213	346
Separate account charges	8,246	7,957	8,854
Amortization of policy initiation fees	121	1,165	1,748
Total	$43,519	$44,687	$46,517

Consolidated interest sensitive product charges as included in the Statements of Operations	$112,936	$111,928	$114,584

Cost of insurance charges in the Life Insurance segment decreased in 2017, compared to 2016, due to a $3.2 million correction of fees charged during prior periods on a closed block of business.

Changes in amortization of policy initiation fees, compared to the prior year periods, is primarily due to the impact of unlocking assumptions used in the calculation of unearned revenue reserves.

Premium Concentration by State

	Year ended December 31,
	2017	2016	2015
Life and annuity collected premiums:
Iowa	25.9%	25.1%	26.2%
Kansas	18.1	19.1	18.6
Oklahoma	8.2	8.0	8.9

14. Quarterly Financial Information (Unaudited)

Unaudited Quarterly Results of Operations

	2017
Quarter ended	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share data)
Premiums and product charges	$77,635	$79,718	$75,091	$75,822
Net investment income	100,994	103,908	102,950	107,347
Realized gains (losses) on investments	(469)	921	14	(3,853)
Total revenues	181,920	188,997	181,556	183,005
Net income attributable to FBL Financial Group, Inc.	26,433	32,291	27,104	108,499

Earnings per common share	$1.05	$1.29	$1.08	$4.33
Earnings per common share - assuming dilution	$1.05	$1.29	$1.08	$4.33

Net income and earnings per share for the quarter ended December 31, 2017 reflect the initial impact of the Tax Act. See Note 1 and Note 5 for more details.

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

Our internal control over financial reporting changes from time-to-time as we modify and enhance our systems and processes to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. Any significant changes in controls are evaluated prior to implementation to help ensure the continued effectiveness of our internal controls and internal control environment. While changes have taken place in our internal controls during the quarter ended December 31, 2017, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

See Item 8 for Management's Report on Internal Control Over Financial Reporting. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this examination.

ITEM 9B. OTHER INFORMATION

There is no information required to be disclosed on Form 8-K for the quarter ended December 31, 2017 that has not been previously reported.

PART III

The information required by Part III, Items 10 through 14, is hereby incorporated by reference from our definitive proxy statement for our annual shareholders meeting to be held May 16, 2018, to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2017.

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

3.	Exhibits.

Incorporated by reference
Exhibit #	Description	Form	SEC File No.	Report Date
3.1	Restated Articles of Incorporation, filed with the Iowa Secretary of State on August 29, 2012	10-Q	001-11917	September 30, 2012
3.2	Fifth Restated Bylaws, as amended through March 23, 2017	8-K/A	001-11917	March 23, 2017
4.1	Form of Class A Common Stock Certificate of the Registrant	S-1/A	333-04332	June 19, 1996
4.2	Restated Stockholders' Agreement Regarding Management and Transfer of Shares of Class B Common Stock of FBL Financial Group, Inc., effective February 14, 2013	10-K	001-11917	December 31, 2013
4.2(a)	Amendment to Restated Stockholders' Agreement Regarding Management and Transfer of Shares of Class B Common Stock of FBL Financial Group, Inc., effective February 14, 2013	10-K	001-11917	December 31, 2013
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
		8-K	001-11917	June 6, 1997
10.1 +	Trademark License from the American Farm Bureau Federation to Farm Bureau Life Insurance Company, dated May 20, 1987
10.2	Form of Royalty Agreement with Farm Bureau organizations adopted 2009	10-K	001-11917	December 31, 2009
10.3 +	Restated Services Agreement between FBL Financial Group, Inc. and Farm Bureau Management Corporation, dated May 2017
10.4
Management Services Agreement effective as of January 1, 2012 between Farm Bureau Mutual Holding Company, Farm Bureau Multi-State Services, Inc., Farm Bureau Property & Casualty Insurance Company and Western Agricultural Insurance Company, and FBL Financial Group, Inc.
		10-K	001-11917	December 31, 2012
10.5	Lease Agreement dated as of March 31, 1998 between IFBF Property Management, Inc., FBL Financial Group, Inc. and Farm Bureau Property & Casualty Insurance Company	10-Q	001-11917	March 31, 1998
10.5(a)	Amendment effective January 1, 2012 to Lease Agreement	10-K	001-11917	December 31, 2011
10.6	Building Management Services Agreement, dated March 31, 1998, between IFBF Property Management, Inc. and FBL Financial Group, Inc.	10-Q	001-11917	March 31, 1998
10.7*	2006 Class A Common Stock Compensation Plan as amended through February 17, 2011	10-Q	001-11917	March 31, 2011
10.7(a)*	Form of Stock Option Agreement, pursuant to the FBL Financial Group, Inc. 2006 Class A Common Stock Compensation Plan	10-Q	001-11917	March 31, 2011
10.8*	Executive Salary and Bonus Deferred Compensation Plan as amended through August 21, 2013	10-Q	001-11917	September 30, 2013
10.9*	Rules for Payment of Meeting Fees, Retainers and Expenses to the Board of Directors of FBL Financial Group, Inc.	10-K	001-11917	December 31, 2007
10.10* +	Rules for Payment of Meeting Fees, Retainers and Expenses to the Board of Directors of Farm Bureau Life Insurance Company
10.11*	Management Performance Plan, effective January 1, 2016	10-Q	001-11917	March 31, 2016

Incorporated by reference
Exhibit #	Description	Form	SEC File No.	Report Date
10.12*	Director Compensation Plan as amended through December 15, 2011	10-K	001-11917	December 31, 2011
10.13*	Cash-Based Restricted Stock Unit Plan as amended through August 21, 2013	10-Q	001-11917	September 30, 2013
10.14*	Form of Restricted Stock Unit Agreement between the Company and participants (other than the Chief Executive Officer) in the Company's Cash-Based Restricted Stock Unit Plan.	10-Q	001-11917	March 31, 2014
10.15*	Form of 2016 Restricted Stock Unit Agreement between the Company and its executive officers	10-Q	001-11917	March 31, 2016
10.16*	Form of 2016 Restricted Stock Unit Agreement between the Company and participants (other than executive officers)	10-Q	001-11917	March 31, 2016
10.17*	Form of 2017 Restricted Stock Unit Agreement between the Company and its executive officers	10-Q	001-11917	March 31, 2017
10.18*	Form of 2017 Restricted Stock Unit Agreement between the Company and participants (other than executive officers)	10-Q	001-11917	March 31, 2017
10.19*	Restricted Stock Unit Agreement dated February 1, 2014 between James P. Brannen and the Company	10-Q	001-11917	March 31, 2014
10.20*	Restricted Stock Unit Agreement dated February 1, 2015 between James P. Brannen and the Company	10-Q	001-11917	March 31, 2015
10.21*	Cash-Based Restricted Surplus Unit Plan, effective November 18, 2015	10-K	001-11917	December 31, 2015
10.22*	Form of 2016 Restricted Surplus Unit Agreement between the Company and its executive officers	10-Q	001-11917	March 31, 2016
10.23*	Form of 2016 Restricted Surplus Unit Agreement between the Company and participants (other than executive officers)	10-Q	001-11917	March 31, 2016
10.24*	Form of 2017 Restricted Surplus Unit Agreement between the Company and its executive officers	10-Q	001-11917	March 31, 2017
10.25*	Form of 2017 Restricted Surplus Unit Agreement between the Company and participants (other than executive officers)	10-Q	001-11917	March 31, 2017
21+	Subsidiaries of FBL Financial Group, Inc.
23+	Consent of Independent Registered Public Accounting Firm
31.1+	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101+#
Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language) from FBL Financial Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2017 as follows: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Financial Statements.

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
Date: March 1, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES P. BRANNEN James P. Brannen	Chief Executive Officer (Principal Executive Officer) and Director	March 1, 2018

/s/ DONALD J. SEIBEL Donald J. Seibel	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 1, 2018

/s/ ANTHONY J. ALDRIDGE Anthony J. Aldridge	Chief Accounting Officer (Principal Accounting Officer)	March 1, 2018

/s/ CRAIG D. HILL Craig D. Hill	Chairman of the Board and Director	March 1, 2018

/s/ PAUL E. LARSON Paul E. Larson	Vice Chair and Director	March 1, 2018

Roger K. Brooks	Director	March 1, 2018

/s/ RICHARD W. FELTS Richard W. Felts	Director	March 1, 2018

/s/ JOE D. HEINRICH Joe D. Heinrich	Director	March 1, 2018

/s/ JAMES A. HOLTE James A. Holte	Director	March 1, 2018

/s/ PAUL A. JUFFER Paul A. Juffer	Director	March 1, 2018

/s/ KEVIN D. PAAP Kevin D. Paap	Director	March 1, 2018

/s/ SCOTT E. VANDERWAL Scott E. VanderWal	Director	March 1, 2018

Schedule I - Summary of Investments - Other
Than Investments in Related Parties
FBL FINANCIAL GROUP, INC.
December 31, 2017

Column A	Column B	Column C	Column D
Type of Investment	Cost (1)	Value	Amount at which shown in the balance sheet
	(Dollars in thousands)
Fixed maturities, available for sale:
Bonds:
Corporate	$3,374,927	$3,688,271	$3,688,271
Mortgage- and asset-backed	1,975,818	2,055,090	2,055,090
United States Government and agencies	23,378	24,905	24,905
States and political subdivisions	1,383,127	1,523,701	1,523,701
Total	6,757,250	$7,291,967	7,291,967

Equity securities, available for sale:
Common stocks:
Banks, trusts and insurance companies	26,605	$26,605	26,605
Industrial, miscellaneous and all other	3,764	4,313	4,313
Non-redeemable preferred stocks	92,951	99,832	99,832
Total	123,320	$130,750	130,750

Mortgage loans	972,309		971,812
Investment real estate (2)	1,703		1,543
Policy loans	191,398		191,398
Short-term investments	17,007		17,007
Other investments	10,027		15,766
Total investments	$8,073,014		$8,620,243

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

Schedule II - Condensed Financial Information of Registrant
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Condensed Balance Sheets
(Dollars in thousands)

	December 31,
	2017	2016
Assets
Investments in subsidiaries (eliminated in consolidation)	$1,422,662	$1,205,356
Fixed maturities - available for sale, at fair value (amortized cost: 2017 - $24,936; 2016 - $29,210)	29,430	31,182
Equity securities - available for sale, at fair value (cost: 2017 - $3,764; 2016 - $2,942)	4,313	3,056
Short-term investments	6,460	5,988
Cash and cash equivalents	23,954	30,803
Amounts receivable from affiliates	1,142	1,758
Amounts receivable from subsidiaries (eliminated in consolidation)	3,807	10,487
Accrued investment income	16	13
Current income taxes recoverable	—	153
Deferred income tax assets	7,098	12,622
Other assets	13,381	12,585
Total assets	$1,512,263	$1,314,003

Liabilities and stockholders' equity
Liabilities:
Accrued expenses and other liabilities	$26,093	$28,758
Amounts payable from subsidiaries (eliminated in consolidation)	6	43
Current income taxes	372	—
Long-term debt payable to non-affiliates	97,000	97,000
Total liabilities	123,471	125,801

Stockholders' equity:
Preferred stock	3,000	3,000
Class A common stock	153,589	152,903
Class B common stock	72	72
Accumulated other comprehensive income	284,983	149,555
Retained earnings	947,148	882,672
Total stockholders' equity	1,388,792	1,188,202
Total liabilities and stockholders' equity	$1,512,263	$1,314,003

See accompanying notes to condensed financial statements.

Schedule II -Condensed Financial Information of Registrant (Continued)
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Condensed Statements of Operations
(Dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Net investment income	$1,972	$2,013	$2,033
Realized gains (losses) on investments	—	—	(583)
Dividends from subsidiaries (eliminated in consolidation)	71,500	85,900	50,000
Management fee income from affiliates	2,001	2,179	2,277
Management fee income from subsidiaries (eliminated in consolidation)	5,805	5,652	5,654
Other income	2	2	(8)
Total revenues	81,280	95,746	59,373
Expenses:
Interest expense	4,850	4,850	4,850
General and administrative expenses	8,408	9,002	8,795
Total expenses	13,258	13,852	13,645
	68,022	81,894	45,728
Income tax benefit (expense)	(2,321)	2,349	2,507
Income before equity in undistributed income of subsidiaries	65,701	84,243	48,235
Equity in undistributed income of subsidiaries (eliminated in consolidation)	128,626	22,980	65,292
Net income	$194,327	$107,223	$113,527

See accompanying notes to condensed financial statements.

Schedule II - Condensed Financial Information of Registrant (Continued)
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Condensed Statements of Cash Flows
(Dollars in thousands)

	Year ended December 31,
	2017	2016	2015
Net cash provided by (used in) operating activities	$417	$(4,342)	$1,841

Investing activities
Sales, maturities or redemptions of fixed maturities - available for sale	5,478	5,641	18,618
Acquisitions of equity securities - available for sale	(702)	(1,397)	(1,188)
Short-term investments, net change	(472)	7,078	395
Dividends from subsidiaries (eliminated in consolidation)	71,500	85,900	50,000
Net cash provided by investing activities	75,804	97,222	67,825

Financing activities
Excess tax deductions on stock-based compensation	—	846	1,362
Issuance (repurchase) of common stock, net	330	1,840	(584)
Capital contribution to subsidiary	(2,000)	—	(300)
Dividends paid	(81,400)	(91,602)	(89,347)
Net cash used in financing activities	(83,070)	(88,916)	(88,869)
Increase (decrease) in cash and cash equivalents	(6,849)	3,964	(19,203)
Cash and cash equivalents at beginning of year	30,803	26,839	46,042
Cash and cash equivalents at end of year	$23,954	$30,803	$26,839

Supplemental disclosure of cash flow information
Cash received (paid) during the year for:
Income taxes	$2,849	$5,486	$9,344
Interest	(4,850)	(4,850)	(4,850)

See accompanying notes to condensed financial statements.

Schedule II - Condensed Financial Information of Registrant (Continued)
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Notes to Condensed Financial Statements
December 31, 2017

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

2. Dividends from Subsidiaries

The parent company received dividends in the form of cash totaling $71.5 million in 2017, $85.9 million in 2016 and $50.0 million in 2015.

3. Debt

See Note 6 to the consolidated financial statements included in Item 8 for a description of the parent company's debt, including items paid off. The company's debt matures in 2047.

4. Income Taxes

The Tax Act makes broad changes to the U.S. tax code that potentially impact the company, including 1) reducing the federal statutory tax rate from 35% to 21%, 2) eliminating the corporate alternative minimum tax, 3) further limiting interest expense deductions, 4) changing the rules regarding use of net operating losses, and 5) allowing immediate expensing of capital assets acquired after September 27, 2017. Due to the reduced statutory tax rate, we were required to remeasure our deferred tax assets and liabilities using the lower rate at December 22, 2017, the date of enactment. This remeasurement resulted in a reduction of net deferred tax assets totaling $4.2 million, which decreased net income. This represents a provisional estimate of the impact of the Tax Act, as it is based on our current understanding of the legislation. As additional guidance is released, the estimate will be updated as necessary during 2018.  No other provisions of the Tax Act had a significant impact on our 2017 income tax provisions.

Schedule III - Supplementary Insurance Information
FBL FINANCIAL GROUP, INC.

Column A	Column B	Column C	Column D	Column E
	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned revenues	Other policyholder funds
	(Dollars in thousands)
December 31, 2017:
Annuity	$92,116	$3,963,187	$—	$355,877
Life Insurance	287,421	2,677,519	17,043	201,693
Corporate and Other	70,247	419,411	11,986	32,083
Impact of unrealized gains/losses	(147,173)	18,499	(12,705)	—
Total	$302,611	$7,078,616	$16,324	$589,653

December 31, 2016:
Annuity	$88,762	$3,827,295	$—	$364,966
Life Insurance	267,545	2,573,276	13,526	199,944
Corporate and Other	69,664	417,524	11,611	30,543
Impact of unrealized gains/losses	(95,647)	3,795	(4,215)	—
Total	$330,324	$6,821,890	$20,922	$595,453

December 31, 2015:
Annuity	$85,819	$3,550,364	$—	$370,326
Life Insurance	248,333	2,473,357	9,719	194,751
Corporate and Other	75,366	399,203	12,257	29,128
Impact of unrealized gains/losses	(73,735)	4,090	(3,352)	—
Total	$335,783	$6,427,014	$18,624	$594,205

Schedule III - Supplementary Insurance Information (Continued)
FBL FINANCIAL GROUP, INC.

Column A	Column F	Column G	Column H	Column I	Column J
	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred acquisition costs	Other operating expenses
	(Dollars in thousands)
December 31, 2017:
Annuity	$4,484	$219,700	$122,224	$8,506	$24,633
Life Insurance	260,780	158,318	264,657	14,368	78,313
Corporate and Other	43,517	34,918	39,060	488	9,425
Change in net unrealized gains/losses on derivatives	—	2,263	(1,021)	(639)	—
Impact of realized gains/losses	(515)	—	(19)	(216)	—
Total	$308,266	$415,199	$424,901	$22,507	$112,371

December 31, 2016:
Annuity	$3,803	$210,679	$113,543	$11,185	$23,733
Life Insurance	260,331	154,427	261,757	11,038	75,100
Corporate and Other	44,716	32,514	37,296	6,078	8,912
Change in net unrealized gains/losses on derivatives	—	6,550	3,704	562	—
Impact of realized gains/losses	(8)	—	(32)	(638)	(3)
Total	$308,842	$404,170	$416,268	$28,225	$107,742

December 31, 2015:
Annuity	$2,524	$209,896	$110,356	$9,658	$22,456
Life Insurance	256,504	152,730	253,461	14,364	76,167
Corporate and Other	46,519	31,214	32,346	11,316	9,816
Change in net unrealized gains/losses on derivatives	—	(2,691)	(2,577)	(332)	—
Impact of realized gains/losses	(7)	—	2	214	9
Total	$305,540	$391,149	$393,588	$35,220	$108,448

Schedule IV - Reinsurance
FBL FINANCIAL GROUP, INC.

Column A	Column B	Column C	Column D	Column E	Column F
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percent of amount assumed to net
	(Dollars in thousands)
Year ended December 31, 2017:
Life insurance in force, at end of year	$62,667,310	$14,086,576	$487,284	$49,068,018	1.0%
Insurance premiums and other considerations:
Interest sensitive product charges	$111,616	$1,021	$2,341	$112,936	2.1%
Traditional life insurance premiums	220,866	25,832	296	195,330	0.2%
Accident and health premiums	6,486	6,069	—	417	—
	$338,968	$32,922	$2,637	$308,683	0.9%
Year ended December 31, 2016:
Life insurance in force, at end of year	$60,753,614	$14,258,457	$523,538	$47,018,695	1.1%
Insurance premiums and other considerations:
Interest sensitive product charges	$110,608	$1,003	$2,323	$111,928	2.1%
Traditional life insurance premiums	222,037	25,470	347	196,914	0.2%
Accident and health premiums	6,956	6,585	—	371	—
	$339,601	$33,058	$2,670	$309,213	0.9%
Year ended December 31, 2015:
Life insurance in force, at end of year	$59,136,803	$14,263,420	$551,563	$45,424,946	1.2%
Insurance premiums and other considerations:
Interest sensitive product charges	$113,221	$1,024	$2,387	$114,584	2.1%
Traditional life insurance premiums	215,936	25,344	364	190,956	0.2%
Accident and health premiums	7,561	7,094	—	467	—
	$336,718	$33,462	$2,751	$306,007	0.9%