Form 10-Q
period 2018-05-03
FBL FINANCIAL GROUP INC
filed 2018-05-03
CIK 1012771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]	Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Title of each class	Outstanding at May 1, 2018
Class A Common Stock, without par value	24,797,899
Class B Common Stock, without par value	11,413

(This page has been intentionally left blank.)

FBL FINANCIAL GROUP, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

ITEM 1. FINANCIAL STATEMENTS

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	March 31, 2018	December 31, 2017
Assets
Investments:
Fixed maturities - available for sale, at fair value (amortized cost: 2018 - $6,891,191; 2017 - $6,757,250)	$7,246,912	$7,291,967
Equity securities at fair value (cost: 2018 - $98,307; 2017 - $96,715)	103,920	104,145
Mortgage loans	968,664	971,812
Real estate	1,543	1,543
Policy loans	193,413	191,398
Short-term investments	30,075	17,007
Other investments	44,973	42,371
Total investments	8,589,500	8,620,243

Cash and cash equivalents	13,653	52,696
Securities and indebtedness of related parties	130,451	130,240
Accrued investment income	82,403	76,468
Amounts receivable from affiliates	5,117	3,561
Reinsurance recoverable	105,551	108,948
Deferred acquisition costs	357,861	302,611
Value of insurance in force acquired	7,169	4,560
Current income taxes recoverable	44	3,269
Other assets	108,293	112,054
Assets held in separate accounts	638,751	651,963

Total assets	$10,038,793	$10,066,613

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

	March 31, 2018	December 31, 2017
Liabilities and stockholders’ equity
Liabilities:
Future policy benefits:
Interest sensitive products	$5,446,094	$5,299,961
Traditional life insurance and accident and health products	1,762,416	1,750,504
Other policy claims and benefits	47,250	44,475
Supplementary contracts without life contingencies	317,541	322,630
Advance premiums and other deposits	269,378	267,023
Amounts payable to affiliates	1,272	1,164
Long-term debt payable to non-affiliates	97,000	97,000
Deferred income taxes	104,372	131,912
Other liabilities	90,532	111,131
Liabilities related to separate accounts	638,751	651,963
Total liabilities	8,774,606	8,677,763

Stockholders’ equity:
FBL Financial Group, Inc. stockholders’ equity:
Preferred stock, without par value, at liquidation value - authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 24,826,563 shares in 2018 and 24,919,113 shares in 2017	153,195	153,589
Class B common stock, without par value - authorized 1,500,000 shares, issued and outstanding 11,413 shares in 2018 and 2017	72	72
Accumulated other comprehensive income	186,222	284,983
Retained earnings	921,663	947,148
Total FBL Financial Group, Inc. stockholders’ equity	1,264,152	1,388,792
Noncontrolling interest	35	58
Total stockholders’ equity	1,264,187	1,388,850
Total liabilities and stockholders’ equity	$10,038,793	$10,066,613

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share data)

	Three months ended March 31,
	2018	2017
Revenues:
Interest sensitive product charges	$30,098	$29,201
Traditional life insurance premiums	49,497	48,434
Net investment income	101,022	100,994
Net realized capital losses	(1,747)	(403)
Net other-than-temporary impairment losses recognized in earnings	(1,295)	(66)
Other income	4,600	3,760
Total revenues	182,175	181,920

Benefits and expenses:
Interest sensitive product benefits	61,345	62,760
Traditional life insurance benefits	45,456	42,954
Policyholder dividends	2,551	2,553
Underwriting, acquisition and insurance expenses	39,577	34,353
Interest expense	1,213	1,212
Other expenses	5,593	4,151
Total benefits and expenses	155,735	147,983
	26,440	33,937
Income taxes	(4,687)	(10,733)
Equity income, net of related income taxes	1,855	3,231
Net income	23,608	26,435
Net loss (income) attributable to noncontrolling interest	23	(2)
Net income attributable to FBL Financial Group, Inc.	$23,631	$26,433

Earnings per common share	$0.94	$1.05
Earnings per common share - assuming dilution	$0.94	$1.05

Cash dividend per common share	$0.46	$0.44
Special cash dividend per common share	$1.50	$1.50

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2018	2017
Net income	$23,608	$26,435
Other comprehensive income (loss) (1)
Change in net unrealized investment gains/losses	(93,154)	15,861
Change in underfunded status of postretirement benefit plans	262	182
Total other comprehensive income (loss), net of tax	(92,892)	16,043
Total comprehensive income (loss), net of tax	(69,284)	42,478
Comprehensive (income) loss attributable to noncontrolling interest	23	(2)
Total comprehensive income (loss) applicable to FBL Financial Group, Inc.	$(69,261)	$42,476

(1)
Other comprehensive income (loss) is recorded net of deferred income taxes and other adjustments for assumed changes in deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands)

	FBL Financial Group, Inc. Stockholders’ Equity
	Series B Preferred Stock	Class A and Class B Common Stock	Accumulated Other Comprehensive Income	Retained Earnings	Non- controlling Interest	Total Stockholders’ Equity
Balance at January 1, 2017	$3,000	$152,975	$149,555	$882,672	$56	$1,188,258
Net income - three months ended March 31, 2017	—	—	—	26,433	2	26,435
Other comprehensive income	—	—	16,043	—	—	16,043
Issuance of common stock under compensation plans	—	339	—	—	—	339
Dividends on preferred stock	—	—	—	(38)	—	(38)
Dividends on common stock	—	—	—	(48,341)	—	(48,341)
Balance at March 31, 2017	$3,000	$153,314	$165,598	$860,726	$58	$1,182,696

Balance at January 1, 2018	$3,000	$153,661	$284,983	$947,148	$58	$1,388,850
Cumulative effect of change in accounting principle related to net unrealized gains on equity securities	—	—	(5,869)	5,869	—	—
Net income - three months ended March 31, 2018	—	—	—	23,631	(23)	23,608
Other comprehensive loss	—	—	(92,892)	—	—	(92,892)
Issuance of common stock under compensation plans	—	218	—	—	—	218
Purchase of common stock	—	(612)	—	(6,194)	—	(6,806)
Dividends on preferred stock	—	—	—	(38)	—	(38)
Dividends on common stock	—	—	—	(48,753)	—	(48,753)
Balance at March 31, 2018	$3,000	$153,267	$186,222	$921,663	$35	$1,264,187

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2018	2017
Operating activities
Net income	$23,608	$26,435
Adjustments to reconcile net income to net cash provided by operating activities:
Interest credited to account balances	40,650	40,256
Charges for mortality, surrenders and administration	(29,827)	(28,887)
Net realized losses on investments	3,042	469
Change in fair value of derivatives	(534)	(2,753)
Increase in liabilities for life insurance and other future policy benefits	18,264	17,993
Deferral of acquisition costs	(11,293)	(10,604)
Amortization of deferred acquisition costs and value of insurance in force	10,314	7,598
Change in reinsurance recoverable	2,454	(841)
Provision for deferred income taxes	(2,847)	542
Other	(2,211)	4,590
Net cash provided by operating activities	51,620	54,798

Investing activities
Sales, maturities or repayments:
Fixed maturities - available for sale	138,254	106,257
Equity securities - available for sale	—	744
Mortgage loans	10,383	11,024
Derivative instruments	4,131	3,052
Policy loans	9,133	10,266
Securities and indebtedness of related parties	1,596	2,391
Other long-term investments	938	7
Acquisitions:
Fixed maturities - available for sale	(288,677)	(118,948)
Equity securities - available for sale	(1,389)	(1,102)
Mortgage loans	(7,186)	(50,000)
Derivative instruments	(3,219)	(1,988)
Policy loans	(11,148)	(9,993)
Securities and indebtedness of related parties	(4,652)	(3,712)
Other long-term investments	(5,531)	—
Short-term investments, net change	(13,068)	2,084
Purchases and disposals of property and equipment, net	(1,859)	(2,270)
Net cash used in investing activities	(172,294)	(52,188)

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Three months ended March 31,
	2018	2017
Financing activities
Contract holder account deposits	$261,240	$116,760
Contract holder account withdrawals	(124,978)	(87,929)
Dividends paid	(48,791)	(48,379)
Issuance or repurchase of common stock, net	(5,840)	128
Net cash provided by (used in) financing activities	81,631	(19,420)
Decrease in cash and cash equivalents	(39,043)	(16,810)
Cash and cash equivalents at beginning of period	52,696	33,583
Cash and cash equivalents at end of period	$13,653	$16,773

Supplemental disclosures of cash flow information
Cash (paid) received during the period for:
Interest	$(1,213)	$(1,213)
Income taxes	(5)	2

See accompanying notes.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2018

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

Operating results for the quarter ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. We encourage you to refer to the notes to our consolidated financial statements included in Item 8 of our Form 10-K for the year ended December 31, 2017 for a complete description of our material accounting policies. Also included in the Form 10-K is a description of areas of judgments and estimates and other information necessary to understand our financial position and results of operations.

New Accounting Pronouncements

Description	Date of adoption	Effect on our consolidated financial statements or other significant matters
Standards adopted:
Stockholders' Equity
In February 2018, the Financial Accounting Standards Board (FASB) issued guidance allowing a reclassification from accumulated other comprehensive income (AOCI) to retained earnings for stranded tax effects resulting from changes in the federal income tax rate due to enactment of the Tax Cuts and Jobs Act of 2017 on December 22, 2017 (Tax Act). Accounting guidance requires that deferred tax assets and liabilities, including those associated with components of AOCI, be remeasured during the period new tax laws are enacted, with any changes reflected as a component of income tax expense (benefit). Under the previous guidance, retained earnings would reflect the full amount of the change and AOCI would not be adjusted for the portion of the change related to its components, leaving the unadjusted change “stranded” in AOCI. The new guidance allows AOCI to be adjusted to reclassify these stranded tax effects to retained earnings.
October 1, 2017
The new guidance was effective for 2018, with early adoption permitted. We adopted the new guidance in 2017 by reporting the reclassification in our Consolidated Statement of Stockholders’ Equity. We consider the remeasurement of deferred tax assets and liabilities a provisional estimate, so any adjustments to this estimate during 2018 would result in additional reclassification.

Financial instruments - recognition and measurement
In January 2016, the FASB issued guidance that amended certain aspects of the recognition and measurement of financial instruments. The new guidance primarily affected the accounting for equity securities, which are now carried at fair value with valuation changes recognized in the statement of operations rather than as other comprehensive income. The presentation and disclosure requirements for financial instruments and the methodology for assessing the need for a valuation allowance on deferred tax assets resulting from unrealized losses on available-for-sale fixed maturity securities were also revised under the new guidance. The new standard required the use of a modified retrospective method at adoption.
January 1, 2018
Upon adoption, we reclassified $5.9 million of net unrealized investment gains, net of tax, on our equity securities from accumulated other comprehensive income to retained earnings as a cumulative effect adjustment. Adoption resulted in a decrease to net income of $1.3 million ($0.05 per basic and diluted earnings per share) during the first quarter of 2018.

Revenue recognition
In May 2014, the FASB issued guidance that outlined a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Insurance contract and investment related revenue, which make up the majority of our earnings, were specifically excluded from the scope of this guidance. The new guidance was based on the principle that an entity should recognize revenue to reflect the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also required disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. We had the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard.
January 1, 2018
Our revenues that fall under the scope of the new guidance primarily consist of the net commissions on insurance and investment products we broker for others. We have evaluated those contracts and concluded that there was no change in timing or measurement of revenues, as the historical accounting is consistent with the new guidance. Accordingly, there was no impact from adoption.

Standards not yet adopted:
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
January 1, 2019
We are currently evaluating the impact of this guidance on our consolidated financial statements. Our most significant lease is for our home office building. See Note 10 of Item 8 of our 2017 Form 10-K for a further description of this lease, including future commitments. Our other leases are primarily shorter term in nature, relating to equipment. Upon adoption we will be required to recognize and measure leases at the beginning of the earliest period presented using the modified retrospective approach.

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

Reclassifications

We have reclassified our holdings of Federal Home Loan Bank of Des Moines (FHLB) common stock, which we are required to hold as a member of the FHLB system, from equity securities to other investments as the stock is restricted in nature. The 2017 consolidated financial statements have been reclassified to conform to the current financial statement presentation.

2. Investment Operations

Fixed Maturity and Equity Securities

Available-For-Sale Fixed Maturity Securities by Investment Category
	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit losses on other-than-temporary impairments (1)
	(Dollars in thousands)
Fixed maturities:
Corporate (2)	$3,353,388	$224,254	$(31,961)	$3,545,681	$290
Residential mortgage-backed	527,971	31,012	(5,439)	553,544	594
Commercial mortgage-backed	784,999	22,428	(14,151)	793,276	—
Other asset-backed	796,977	20,347	(3,032)	814,292	3,350
United States Government and agencies	22,009	1,333	(130)	23,212	—
States and political subdivisions	1,405,847	113,842	(2,782)	1,516,907	—
Total fixed maturities	$6,891,191	$413,216	$(57,495)	$7,246,912	$4,234

Available-For-Sale Fixed Maturity and Equity Securities by Investment Category
	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit losses on other-than-temporary impairments (1)
	(Dollars in thousands)
Fixed maturities:
Corporate (2)	$3,374,927	$329,299	$(15,955)	$3,688,271	$(504)
Residential mortgage-backed	483,671	35,890	(3,280)	516,281	339
Commercial mortgage-backed	674,076	34,464	(3,233)	705,307	—
Other asset-backed	818,071	18,645	(3,214)	833,502	845
United States Government and agencies	23,378	1,606	(79)	24,905	—
States and political subdivisions	1,383,127	141,813	(1,239)	1,523,701	—
Total fixed maturities	$6,757,250	$561,717	$(27,000)	$7,291,967	$680

Equity securities:
Non-redeemable preferred stocks	$92,951	$7,146	$(265)	$99,832
Common stocks	3,764	549	—	4,313
Total equity securities	$96,715	$7,695	$(265)	$104,145

(1)
Non-credit losses subsequent to the initial impairment measurement date on other-than-temporary impairment (OTTI) losses are included in the gross unrealized gains and gross unrealized losses columns above. The non-credit loss component of OTTI losses for corporate, residential mortgage-backed, and other asset-backed securities at March 31, 2018 and residential mortgage-backed and other asset-backed securities at December 31, 2017 were in an unrealized gain position due to increases in estimated fair value subsequent to initial recognition of non-credit losses on such securities.

(2)
Corporate securities include hybrid preferred securities with a fair value of $16.8 million at March 31, 2018 and $17.5 million at December 31, 2017. Corporate securities also include redeemable preferred stock with a fair value of $22.0 million at March 31, 2018 and $21.7 million at December 31, 2017.

Available-For-Sale Fixed Maturities by Maturity Date
	March 31, 2018
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$165,210	$167,953
Due after one year through five years	588,250	614,089
Due after five years through ten years	730,313	754,274
Due after ten years	3,297,471	3,549,484
	4,781,244	5,085,800
Mortgage-backed and other asset-backed	2,109,947	2,161,112
Total fixed maturities	$6,891,191	$7,246,912

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Fixed maturities not due at a single maturity date have been included in the above table in the year of final contractual maturity.

Net Unrealized Gains on Investments in Accumulated Other Comprehensive Income
	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Net unrealized appreciation on:
Fixed maturities - available for sale	$355,721	$534,718
Equity securities - available for sale	—	7,430
	355,721	542,148
Adjustments for assumed changes in amortization pattern of:
Deferred acquisition costs	(93,953)	(147,173)
Value of insurance in force acquired	(11,716)	(14,870)
Unearned revenue reserve	8,318	12,705
Adjustments for assumed changes in policyholder liabilities	(9,407)	(18,499)
Provision for deferred income taxes	(52,280)	(78,605)
Net unrealized investment gains	$196,683	$295,706

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

Fixed Maturity Securities with Unrealized Losses by Length of Time
	March 31, 2018
	Less than one year		One year or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$516,564	$(13,180)	$162,871	$(18,781)	$679,435	$(31,961)	55.6%
Residential mortgage-backed	170,226	(4,091)	31,038	(1,348)	201,264	(5,439)	9.5
Commercial mortgage-backed	346,486	(12,199)	18,419	(1,952)	364,905	(14,151)	24.6
Other asset-backed	251,682	(1,633)	64,222	(1,399)	315,904	(3,032)	5.3
United States Government and agencies	5,106	(83)	2,324	(47)	7,430	(130)	0.2
States and political subdivisions	78,770	(1,276)	17,463	(1,506)	96,233	(2,782)	4.8
Total fixed maturities	$1,368,834	$(32,462)	$296,337	$(25,033)	$1,665,171	$(57,495)	100.0%

Fixed Maturity and Equity Securities with Unrealized Losses by Length of Time
	December 31, 2017
	Less than one year		One year or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$85,019	$(1,261)	$183,820	$(14,694)	$268,839	$(15,955)	59.1%
Residential mortgage-backed	76,393	(1,757)	31,779	(1,523)	108,172	(3,280)	12.1
Commercial mortgage-backed	151,158	(2,078)	16,398	(1,155)	167,556	(3,233)	12.0
Other asset-backed	159,111	(2,006)	71,064	(1,208)	230,175	(3,214)	11.9
United States Government and agencies	5,698	(47)	1,864	(32)	7,562	(79)	0.3
States and political subdivisions	5,904	(96)	20,505	(1,143)	26,409	(1,239)	4.6
Total fixed maturities	$483,283	$(7,245)	$325,430	$(19,755)	$808,713	$(27,000)	100.0%

Equity securities:
Non-redeemable preferred stocks	$2,819	$(71)	$4,807	$(194)	$7,626	$(265)
Total equity securities	$2,819	$(71)	$4,807	$(194)	$7,626	$(265)

Fixed maturities in the above tables include 475 securities from 301 issuers at March 31, 2018 and 247 securities from 154 issuers at December 31, 2017.

Unrealized losses increased during the three months ended March 31, 2018 due to higher Treasury rates and wider credit spreads. We do not consider securities to be OTTI when the market decline is attributable to factors such as interest rate movements, market volatility, liquidity, spread widening and credit quality when recovery of all amounts due under the contractual terms of the security is anticipated. Based on our intent not to sell or our belief that we will not be required to sell these securities before recovery of their amortized cost basis, we do not consider these investments to be OTTI at March 31, 2018. We will continue to monitor the investment portfolio for future changes in issuer facts and circumstances that could result in future impairments beyond those currently identified.

Our largest unrealized loss was from a retailer and totaled $2.9 million at March 31, 2018.

As described more fully in Note 1 to our consolidated financial statements included in Item 8 of our Form 10-K for the year ended December 31, 2017, we perform a regular evaluation of all investment classes for impairment, including fixed maturity securities and equity securities, in order to evaluate whether such investments are OTTI.

Credit Loss Component of Other-Than-Temporary Impairments on Fixed Maturities
	Three months ended March 31,
	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$(12,392)	$(14,500)
Reductions due to investments sold or paid down	271	349
Reduction for credit loss that no longer has a portion of the OTTI loss recognized in other comprehensive income	2,529	587
Balance at end of period	$(9,592)	$(13,564)

The table above sets forth the amount of credit loss impairments on fixed maturities held by the Company as of the dates indicated for which the non-credit portion of the OTTI was recognized in other comprehensive income and corresponding changes in such amounts. Credit loss impairments with no portion of the loss recognized in other comprehensive income, such as securities for which OTTI was measured at fair value, are excluded from the table.

Realized Gains (Losses) - Recorded in Income
	Three months ended March 31,
	2018	2017
	(Dollars in thousands)
Realized gains (losses) on sales of investments
Fixed maturities:
Gross gains	$83	$124
Gross losses	—	(527)
Other long-term investments	(13)	—
	70	(403)
Net unrealized losses recognized during the period on equity securities held at the end of the period (1)	(1,817)	—
Net realized losses	(1,747)	(403)

Impairment losses recognized in earnings:
Other credit-related (2)	(1,295)	(66)
Net realized losses on investments recorded in income	$(3,042)	$(469)

(1)	See Note 1 to our consolidated financial statements for discussion of change in accounting policy for equity securities during the quarter.

(2)
Amount represents credit-related losses for fixed maturities written down to fair value through income and impairment losses related to investments accounted for under the equity method of accounting, which are included in securities and indebtedness of related parties within our consolidated balance sheets.

Proceeds from sales of fixed maturities totaled $5.2 million during the three months ended March 31, 2018 and $9.4 million during the three months ended March 31, 2017.

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

Any loan delinquent on contractual payments is considered non-performing. Mortgage loans are placed on non-accrual status if we have concerns regarding the collectability of future payments. Interest income on non-performing loans is generally recognized on a cash basis. Once mortgage loans are classified as non-accrual loans, the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan has been restructured such that the collection of interest is considered likely. At March 31, 2018 and December 31, 2017, there were no non-performing loans over 90 days past due on contractual payments. At March 31, 2018, we had committed to provide additional funding for mortgage loans totaling $21.3 million. These commitments arose in the normal course of business at terms that are comparable to similar investments.

Mortgage Loans by Collateral Type
	March 31, 2018		December 31, 2017
Collateral Type	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
Office	$413,120	42.6%	$410,090	42.2%
Retail	288,683	29.8	292,257	30.1
Industrial	205,107	21.2	207,180	21.3
Other	61,754	6.4	62,285	6.4
Total	$968,664	100.0%	$971,812	100.0%

Mortgage Loans by Geographic Location within the United States
	March 31, 2018		December 31, 2017
Region of the United States	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
South Atlantic	$295,318	30.5%	$296,947	30.5%
Pacific	144,935	14.9	146,320	15.0
West North Central	125,609	13.0	127,096	13.1
Mountain	104,298	10.8	105,627	10.9
East North Central	90,764	9.4	91,971	9.5
West South Central	90,511	9.3	85,566	8.8
East South Central	66,661	6.9	67,228	6.9
New England	34,665	3.6	35,005	3.6
Middle Atlantic	15,903	1.6	16,052	1.7
Total	$968,664	100.0%	$971,812	100.0%

Mortgage Loans by Loan-to-Value Ratio
	March 31, 2018		December 31, 2017
Loan-to-Value Ratio	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
0% - 50%	$360,416	37.2%	$334,037	34.4%
51% - 60%	236,382	24.5	258,359	26.6
61% - 70%	301,469	31.1	297,404	30.6
71% - 80%	51,621	5.3	63,116	6.5
81% - 90%	18,776	1.9	18,896	1.9
Total	$968,664	100.0%	$971,812	100.0%

The loan-to-value ratio is determined using the most recent appraised value. Appraisals are updated periodically when there is indication of a possible significant collateral decline or there are loan modifications or refinance requests.

Mortgage Loans by Year of Origination
	March 31, 2018		December 31, 2017
Year of Origination	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
2018	$5,800	0.5%	$—	—%
2017	212,785	22.0	214,365	22.1
2016	153,147	15.8	154,359	15.9
2015	143,457	14.8	144,890	14.9
2014	77,119	8.0	77,866	8.0
2013 and prior	376,356	38.9	380,332	39.1
Total	$968,664	100.0%	$971,812	100.0%

Impaired Mortgage Loans
	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Unpaid principal balance	$18,927	$19,027
Less:
Related allowance	(447)	(497)
Carrying value of impaired mortgage loans	$18,480	$18,530

Allowance on Mortgage Loans
	Three months ended March 31,
	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$497	$713
Recoveries	(50)	(50)
Balance at end of period	$447	$663

Mortgage Loan Modifications

Our commercial mortgage loan portfolio can include loans that have been modified. We assess loan modifications on a loan-by-loan basis to evaluate whether a troubled debt restructuring has occurred. Generally, the types of concessions include: reduction of the contractual interest rate to a below-market rate, extension of the maturity date and/or a reduction of accrued interest. The amount, timing and extent of the concession granted is considered in determining if an impairment loss is needed for the restructuring. There were no loan modifications during the three months ended March 31, 2018 or March 31, 2017.

Low Income Housing Tax Credit Investments (LIHTC)

We invest in non-guaranteed federal LIHTC that are included in securities and indebtedness of related parties in the consolidated balance sheets. These investments take the form of limited partnerships, which in turn invest in a number of low income housing projects. We use the equity method of accounting for these investments. The limited partnerships generate pre-tax operating losses primarily from the deprecation of the underlying properties, but after-tax gains as the related tax credits are realized and the operating losses are deducted. The timing of the realization of tax credits is subject to fluctuation from period to period due to the timing of housing project completions and the approval of tax credits. Impairment losses may occur when the carrying value of the limited partnership exceeds the future tax benefits. We recognized $0.3 million of impairment losses on these investments during the first three months of 2018, which is reported as other-than-temporary impairment losses in the consolidated statement of operations. The Tax Act did not impact the tax credits we expect to receive from these investments. Equity income, however, was impacted by the Tax Act as the underlying limited partnerships reported aggregate fourth quarter 2017 losses of $1.4 million related to our ownership interest due to lower anticipated tax benefits from future operating loss deductions. These equity losses are reflected in our first quarter 2018 earnings as we record the results of operations from these limited partnerships a quarter in arrears. The carrying value of these investments totaled $79.2 million at March 31, 2018 and $82.4 million at December 31, 2017. Equity income from these investments as reported in our consolidated statement of operations is as follows:

LIHTC Equity Income (Loss), Net of Related Income Taxes
	Three months ended March 31,
	2018	2017
	(Dollars in thousands)
Equity losses from LIHTC	$(3,005)	$(1,805)
Income tax benefits:
Tax benefits from equity losses	631	632
Investment tax credits	3,569	3,529
Equity income from LIHTC, net of related income tax benefits	$1,195	$2,356

At March 31, 2018, we had committed to provide additional funds for limited partnerships and limited liability companies in which we invest. The amounts of these unfunded commitments totaled $47.5 million, including $1.7 million for LIHTC commitments, which are summarized by year in the following table.

LIHTC Commitments by Year
March 31, 2018
(Dollars in thousands)
2018	$810
2019	46
2020-2025	811
Total	$1,667

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

We have reviewed the circumstances surrounding our investments in VIEs, which are classified as securities and indebtedness of related parties and consist of LIHTC, limited partnerships or limited liability companies accounted for under the equity method. In addition, we have reviewed the ownership interests in our VIEs and determined that we do not hold direct majority ownership or have other contractual rights (such as kick out rights) that give us effective control over these entities resulting in us having both the power to direct activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. The maximum loss exposure relative to our VIEs is limited to the carrying value and any unfunded commitments that exist for each particular VIE. We also have not provided additional support or other guarantees that was not previously contractually required (financial or otherwise) to any of the VIEs as of March 31, 2018 or December 31, 2017. Based on this analysis, none of our VIEs were required to be consolidated for any reporting periods presented in this Form 10-Q.

VIE Investments by Category
	March 31, 2018		December 31, 2017
	Carrying Value	Maximum Exposure to Loss	Carrying Value	Maximum Exposure to Loss
	(Dollars in thousands)
LIHTC	$79,176	$80,843	$82,417	$84,103
Investment companies	28,418	63,054	25,335	62,372
Real estate limited partnerships	9,151	20,129	8,589	20,590
Other	728	955	1,182	1,488
Total	$117,473	$164,981	$117,523	$168,553

In addition, we make passive investments in the normal course of business in structured securities issued by VIEs for which we are not the investment manager. These structured securities include all of the residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities included in our fixed maturities. Our maximum exposure to loss on these securities is limited to our carrying value of the investment. We have determined that we are not the primary beneficiary of these structured securities because we do not have the power to direct the activities that most significantly impact the entities’ economic performance.

Derivative Instruments

Our primary derivative exposure relates to purchased call options, which provide an economic hedge against the embedded derivatives in our indexed annuity and universal life insurance products. We also have embedded derivatives within our modified coinsurance agreements as well as an interest-only fixed maturity investment. We do not apply hedge accounting to any of our derivative positions, and they are held at fair value.

Derivatives Instruments by Type
	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Assets
Freestanding derivatives:
Call options (reported in other investments)	$12,760	$14,824
Embedded derivatives:
Modified coinsurance (reported in reinsurance recoverable)	1,069	2,125
Interest-only security (reported in fixed maturities)	1,852	2,096
Total assets	$15,681	$19,045

Liabilities
Embedded derivatives:
Indexed annuity and universal life products (reported in liability for future policy benefits)	$28,720	$27,774
Modified coinsurance agreements (reported in other liabilities)	154	268
Total liabilities	$28,874	$28,042

Derivative Income (Loss)
	Three months ended March 31,
	2018	2017
	(Dollars in thousands)
Change in fair value of free standing derivatives:
Call options	$(1,152)	$2,365
Change in fair value of embedded derivatives:
Modified coinsurance agreements	(943)	(1,410)
Interest-only security	(35)	(21)
Indexed annuity and universal life products	2,664	409
Total income from derivatives	$534	$1,343

Derivative income is reported in net investment income except for the change in fair value of the embedded derivatives on our indexed annuity and universal life products, which is reported in interest sensitive product benefits.

We are exposed to credit losses in the event of nonperformance of the derivative counterparties. This credit risk is minimized by purchasing such agreements from financial institutions with high credit ratings (currently rated A or better by nationally recognized statistical rating organizations). We have also entered into credit support agreements with the counterparties requiring them to post collateral when net exposures exceed pre-determined thresholds that vary by counterparty. The net amount of such exposure is essentially the market value less collateral held for such agreements with each counterparty. The call options are supported by securities collateral received of $7.5 million at March 31, 2018, which is held in a separate custodial account. Subject to certain constraints, we are permitted to sell or re-pledge this collateral, but do not have legal rights to the collateral; accordingly, it has not been recorded on our balance sheet. At March 31, 2018, none of the collateral had been sold or re-pledged. As of March 31, 2018, our net derivative exposure was $5.3 million.

3. Fair Values

The carrying and estimated fair values of our financial instruments are as follows:

Fair Values and Carrying Values
	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Assets
Fixed maturities - available for sale	$7,246,912	$7,246,912	$7,291,967	$7,291,967
Equity securities	103,920	103,920	104,145	104,145
Mortgage loans	968,664	972,107	971,812	989,503
Policy loans	193,413	232,674	191,398	236,223
Other investments	44,950	46,040	42,318	43,443
Cash, cash equivalents and short-term investments	43,728	43,728	69,703	69,703
Reinsurance recoverable	1,069	1,069	2,125	2,125
Assets held in separate accounts	638,751	638,751	651,963	651,963

Liabilities
Future policy benefits	$4,332,983	$4,142,254	$4,192,367	$4,147,654
Supplementary contracts without life contingencies	317,541	315,625	322,630	327,151
Advance premiums and other deposits	260,967	260,967	259,099	259,099
Long-term debt	97,000	76,388	97,000	78,628
Other liabilities	154	154	268	268
Liabilities related to separate accounts	638,751	636,666	651,963	649,610

Fair value is based on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As not all financial instruments are actively traded, various valuation methods may be used to estimate fair value. These methods rely on observable market data, or, if observable market data is not available, the best information available. Significant judgment may be required to interpret the data and select the assumptions used in the valuation estimates, particularly when observable market data is not available.

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

We obtain fixed maturity fair values from a variety of external independent pricing services, including brokers, with access to observable data including recent trade information, if available. In certain circumstances in which an external price is not available for a Level 3 security, we will internally estimate its fair value. Our process for evaluation and selection of the fair values includes:

•
We follow a “pricing waterfall” policy, which establishes the pricing source preference for a particular security or security type. The order of preference is based on our evaluation of the valuation methods used, the source’s knowledge of the instrument and the reliability of the prices we have received from the source in the past. Our valuation policy dictates that fair values are initially sought from third party pricing services. If our review of the prices received from our preferred source indicates an inaccurate price, we will use an alternative source within the waterfall and document the decision. In the event that fair values are not available from one of our external pricing services or upon review of the fair values provided it is determined that they may not be reflective of market conditions, those securities are submitted to brokers familiar with the security to obtain non-binding price quotes. Broker quotes tend to be used in limited circumstances such as for newly issued, private placement corporate bonds and other instruments that are not widely traded. For those securities for which an externally provided fair value is not available, we use cash flow modeling techniques to estimate fair value.

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

Level 2 equity securities consist of non-redeemable preferred stock. Estimated fair value for the non-redeemable preferred stock is obtained from external pricing sources using a matrix pricing approach.

Level 3 equity securities consist of non-redeemable preferred stock for which fair value estimates are based on the value of comparable securities that are actively traded. Increases in spreads used to value comparable companies, will result in a decrease in discounted cash flows used, and accordingly in the estimated fair value of the security.

In the case that external pricing services are used for certain Level 1 and Level 2 equity securities, our review process is consistent with the process used to determine the fair value of fixed maturities discussed above.

Mortgage loans:

Mortgage loans are not measured at fair value on a recurring basis. Mortgage loans are a Level 3 measurement as there is no current market for the loans. The fair value of our mortgage loans is estimated internally using a matrix pricing approach. Along with specific loan terms, two key management assumptions are required including the risk rating of the loan (our current rating system is A-highest quality, B-moderate quality, C-low quality, W-watch or F-foreclosure) and estimated spreads for new loans over the U.S. Treasury yield curve. Spreads are updated quarterly and loans are reviewed and rated annually with quarterly adjustments should significant changes occur. Our determination of each loan’s risk rating as well as selection of the credit spread requires significant judgment. A higher risk rating, as well as an increase in spreads, would result in a decrease in discounted cash flows used, and accordingly the fair value of the loan.

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

Other investments:

Level 2 other investments measured at fair value on a recurring basis include call options with fair values based on counterparty market prices adjusted for a credit component of the counterparty, net of collateral received. Level 3 other investments, which are not measured at fair value on a recurring basis, include common stock issued by the FHLB, with estimated fair value based on the current redemption value of the stock, and a promissory note that is priced internally using a discounted cash flow based on our assessment of the credit risk of the borrower.

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

Long-term debt:

Long-term debt is not measured at fair value on a recurring basis. Long-term debt is a Level 3 measurement. The fair value of our outstanding debt is estimated using a discounted cash flow method based on the market’s assessment or our current incremental borrowing rate for similar types of borrowing arrangements adjusted, as needed, to reflect our credit risk. Our selection of the credit spread requires significant judgment. A decrease in the spread will increase the estimated fair value of the outstanding debt.

Other liabilities:

Level 2 other liabilities include the embedded derivatives in our modified coinsurance contracts under which we cede business. Fair values for the embedded derivatives are based on the difference between the fair value and the cost basis of the underlying fixed maturities.

Liabilities related to separate accounts:

Separate account liabilities are not measured at fair value on a recurring basis. Level 3 separate account liabilities’ fair value is based on the cash surrender value of the underlying contract, which is the cost we would incur to extinguish the liability.

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels
	March 31, 2018
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Fixed maturities:
Corporate securities	$—	$3,515,151	$30,530	$3,545,681
Residential mortgage-backed securities	—	553,544	—	553,544
Commercial mortgage-backed securities	—	701,263	92,013	793,276
Other asset-backed securities	—	801,654	12,638	814,292
United States Government and agencies	8,961	14,251	—	23,212
States and political subdivisions	—	1,516,907	—	1,516,907
Total fixed maturities	8,961	7,102,770	135,181	7,246,912
Non-redeemable preferred stocks	—	90,877	7,325	98,202
Common stocks (1)	5,218	—	—	5,218
Other investments	—	12,760	—	12,760
Cash, cash equivalents and short-term investments	43,728	—	—	43,728
Reinsurance recoverable	—	1,069	—	1,069
Assets held in separate accounts	638,751	—	—	638,751
Total assets	$696,658	$7,207,476	$142,506	$8,046,640

Liabilities
Future policy benefits - indexed product embedded derivatives	$—	$—	$28,720	$28,720
Other liabilities	—	154	—	154
Total liabilities	$—	$154	$28,720	$28,874

(1)
During 2018, we invested in a private equity fund totaling $0.5 million measured at fair value using net asset value (NAV) per share as a practical expedient, which have not been classified in the fair value hierarchy above per fair value reporting guidance. This fund invests in senior secured middle market loans and has unfunded commitments totaling $9.5 million at March 31, 2018. The investment is not currently eligible for redemption.

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels
	December 31, 2017
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Fixed maturities:
Corporate securities	$—	$3,654,671	$33,600	$3,688,271
Residential mortgage-backed securities	—	507,157	9,124	516,281
Commercial mortgage-backed securities	—	619,606	85,701	705,307
Other asset-backed securities	—	780,022	53,480	833,502
United States Government and agencies	9,078	15,827	—	24,905
States and political subdivisions	—	1,523,701	—	1,523,701
Total fixed maturities	9,078	7,100,984	181,905	7,291,967
Non-redeemable preferred stocks	—	92,425	7,407	99,832
Common stocks	4,313	—	—	4,313
Other investments	—	14,824	—	14,824
Cash, cash equivalents and short-term investments	69,703	—	—	69,703
Reinsurance recoverable	—	2,125	—	2,125
Assets held in separate accounts	651,963	—	—	651,963
Total assets	$735,057	$7,210,358	$189,312	$8,134,727

Liabilities
Future policy benefits - indexed product embedded derivatives	$—	$—	$27,774	$27,774
Other liabilities	—	268	—	268
Total liabilities	$—	$268	$27,774	$28,042

Level 3 Assets by Valuation Source - Recurring Basis
	March 31, 2018
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$2,407	$28,123	$30,530
Commercial mortgage-backed securities	92,013	—	92,013
Other asset-backed securities	8,263	4,375	12,638
Non-redeemable preferred stocks	—	7,325	7,325
Total assets	$102,683	$39,823	$142,506
Percent of total	72.1%	27.9%	100.0%

	December 31, 2017
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$4,555	$29,045	$33,600
Residential mortgage-backed securities	9,124	—	9,124
Commercial mortgage-backed securities	85,701	—	85,701
Other asset-backed securities	47,080	6,400	53,480
Non-redeemable preferred stocks	—	7,407	7,407
Total assets	$146,460	$42,852	$189,312
Percent of total	77.4%	22.6%	100.0%

Quantitative Information about Level 3 Fair Value Measurements - Recurring Basis
	March 31, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$26,744	Discounted cash flow	Credit spread	1.04% - 5.75% (3.75%)
Commercial mortgage-backed	70,138	Discounted cash flow	Credit spread	1.40% - 4.10% (2.57%)
Other asset-backed securities	5,013	Discounted cash flow	Credit spread	1.55% - 1.95% (1.77%)
Non-redeemable preferred stocks	7,325	Discounted cash flow	Credit spread	3.47% (3.47%)
Total assets	$109,220

Liabilities
Future policy benefits - indexed product embedded derivatives	$28,720	Discounted cash flow	Credit risk Risk margin	0.65% - 1.70% (1.10%) 0.15% - 0.40% (0.25%)

	December 31, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$27,682	Discounted cash flow	Credit spread	0.91% - 6.20% (4.17%)
Commercial mortgage-backed	72,224	Discounted cash flow	Credit spread	1.40% - 4.10% (2.50%)
Non-redeemable preferred stocks	7,407	Discounted cash flow	Credit spread	2.94% (2.94%)
Total assets	$107,313

Liabilities
Future policy benefits - indexed product embedded derivatives	$27,774	Discounted cash flow	Credit risk Risk margin	0.40% - 1.60% (0.90%) 0.15% - 0.40% (0.25%)

The tables above exclude certain securities with the fair value based on non-binding broker quotes for which we could not reasonably obtain the quantitative unobservable inputs.

Level 3 Financial Instruments Changes in Fair Value - Recurring Basis
	March 31, 2018
				Realized and unrealized gains (losses), net
	Balance, December 31, 2017	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Amort-ization included in net income	Balance, March 31, 2018
	(Dollars in thousands)
Assets
Corporate securities	$33,600	$—	$(1,091)	$—	$30	$—	$(2,000)	$(8)	$30,531
Residential mortgage-backed securities	9,124	—	—	—	—	—	(9,124)	—	—
Commercial mortgage-backed securities	85,701	21,875	(227)	—	(1,838)	—	(13,477)	(22)	92,012
Other asset-backed securities	53,480	8,250	(2,025)	—	13	—	(47,080)	—	12,638
Non-redeemable preferred stocks	7,407	—	—	—	(82)	—	—	—	7,325
Total assets	$189,312	$30,125	$(3,343)	$—	$(1,877)	$—	$(71,681)	$(30)	$142,506

Liabilities
Future policy benefits - indexed product embedded derivatives	$27,774	$2,254	$(942)	$(366)	$—	$—	$—	$—	$28,720

	March 31, 2017
				Realized and unrealized gains (losses), net
	Balance, December 31, 2016	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Amort-ization included in net income	Balance, March 31, 2017
	(Dollars in thousands)
Assets
Corporate securities	$59,119	$—	$(1,298)	$—	$(705)	$4,408	$(18,561)	$(10)	$42,953
Residential mortgage-backed securities	—	15,307	—	—	(1)	—	—	1	15,307
Commercial mortgage-backed securities	81,434	—	(211)	—	919	—	(14,544)	(22)	67,576
Other asset-backed securities	54,368	12,944	(3,022)	—	193	7,964	(13,184)	(10)	59,253
Non-redeemable preferred stocks	7,411	—	—	—	230	—	—	—	7,641
Total assets	$202,332	$28,251	$(4,531)	$—	$636	$12,372	$(46,289)	$(41)	$192,730

Liabilities
Future policy benefits - indexed product embedded derivatives	$15,778	$911	$(318)	$2,216	$—	$—	$—	$—	$18,587

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

Valuation of our Financial Instruments Not Reported at Fair Value by Hierarchy Levels
	March 31, 2018
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$972,107	$972,107
Policy loans	—	—	232,674	232,674
Other investments	—	—	33,280	33,280
Total assets	$—	$—	$1,238,061	$1,238,061

Liabilities
Future policy benefits	$—	$—	$4,113,534	$4,113,534
Supplementary contracts without life contingencies	—	—	315,625	315,625
Advance premiums and other deposits	—	—	260,967	260,967
Long-term debt	—	—	76,388	76,388
Liabilities related to separate accounts	—	—	636,666	636,666
Total liabilities	$—	$—	$5,403,180	$5,403,180

	December 31, 2017
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$989,503	$989,503
Policy loans	—	—	236,223	236,223
Other investments			28,619	28,619
Total assets	$—	$—	$1,254,345	$1,254,345

Liabilities
Future policy benefits	$—	$—	$4,119,880	$4,119,880
Supplementary contracts without life contingencies	—	—	327,151	327,151
Advance premiums and other deposits	—	—	259,099	259,099
Long-term debt	—	—	78,628	78,628
Liabilities related to separate accounts	—	—	649,610	649,610
Total liabilities	$—	$—	$5,434,368	$5,434,368

Level 3 Financial Instruments Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis, generally mortgage loans or real estate that have been deemed to be impaired during the reporting period. There were no mortgage loans or real estate impaired to fair value during the three months ended March 31, 2017 or March 31, 2018.

4. Defined Benefit Plan

We participate with affiliates and an unaffiliated organization in defined benefit pension plans, including a multiemployer plan. Our share of net periodic pension cost for the plans is recorded as expense in our consolidated statements of operations.

Components of Net Periodic Pension Cost for FBL and Affiliates Combined - Multiemployer Plan
	Three months ended March 31,
	2018	2017
	(Dollars in thousands)
Service cost	$1,493	$1,388
Interest cost	3,411	3,531
Expected return on assets	(5,562)	(4,796)
Amortization of prior service cost	11	33
Amortization of actuarial loss	3,127	2,530
Net periodic pension cost	$2,480	$2,686

FBL Financial Group, Inc. share of net periodic pension costs	$760	$851

Components of Net Periodic Pension Cost for FBL and Affiliates Combined - Other Plans
	Three months ended March 31,
	2018	2017
	(Dollars in thousands)
Service cost	$135	$109
Interest cost	240	251
Amortization of actuarial loss	338	293
Net periodic pension cost	$713	$653

FBL Financial Group, Inc. share of net periodic pension costs	$418	$388

5. Income Taxes

The Tax Act made broad changes to the U.S. tax code impacting our companies, including reducing the federal corporate tax rate from 35% to 21% and numerous base-broadening provisions. We recorded a provisional estimate of the impact of the Tax Act on our deferred tax assets and liabilities as of December 31, 2017. As of March 31, 2018, little guidance regarding the Tax Act has been issued and a number of the Tax Act’s provisions still contain some level of uncertainty.

During the quarter ended March 31, 2018, our income tax provisions and deferred income taxes reflect the lower corporate tax rate and the other provisions of the Tax Act, based on our current understanding of the legislation. Certain provisional estimates used in the determination of deferred tax assets and liabilities at December 31, 2017 have been updated, including the determination of the 8-year transition liability related to tax reserves. However, the adjustments to these estimates only affected the classification of items on the balance sheet and did not impact net income for the first quarter of 2018 or total equity as of March 31, 2018. As additional guidance and information is provided, these estimates will continue to be updated as needed.

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

7. Stockholders’ Equity

Share Repurchases

We periodically repurchase our Class A common stock under programs approved by our Board of Directors. These repurchase programs authorize us to make repurchases in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. Under these programs, we repurchased 99,312 shares for $6.8 million during the three months ended March 31, 2018. No repurchases were made during the three months ended March 31, 2017. Completion of the current program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice. At March 31, 2018, $50.0 million remains available for repurchase under the active repurchase program.

Special Dividends

In March 2018, the Board of Directors approved a special $1.50 per share cash dividend payable to Class A and Class B common shareholders totaling $37.3 million. In March 2017, the Board of Directors approved a special $1.50 per share cash dividend payable to Class A and Class B common shareholders totaling $37.4 million.

Reconciliation of Outstanding Common Stock
	Class A		Class B		Total
	Shares	Dollars	Shares	Dollars	Shares	Dollars
	(Dollars in thousands)
Outstanding at January 1, 2017	24,882,542	$152,903	11,413	$72	24,893,955	$152,975
Issuance of common stock under compensation plans	24,005	339	—	—	24,005	339
Outstanding at March 31, 2017	24,906,547	$153,242	11,413	$72	24,917,960	$153,314

Outstanding at January 1, 2018	24,919,113	$153,589	11,413	$72	24,930,526	$153,661
Issuance of common stock under compensation plans	6,762	218	—	—	6,762	218
Purchase of common stock	(99,312)	(612)	—	—	(99,312)	(612)
Outstanding at March 31, 2018	24,826,563	$153,195	11,413	$72	24,837,976	$153,267

Accumulated Other Comprehensive Income, Net of Tax and Other Offsets
	Unrealized Net Investment Gains (Losses) on Available For Sale Securities (1)	Accumulated Non-Credit Impairment Losses (1)	Underfunded Status of Postretirement Benefit Plans	Total
	(Dollars in thousands)
Balance at January 1, 2017	$156,963	$311	$(7,719)	$149,555
Other comprehensive income before reclassifications	14,834	660	—	15,494
Reclassification adjustments	368	—	181	549
Balance at March 31, 2017	$172,165	$971	$(7,538)	$165,598

Balance at January 1, 2018	$295,169	$537	$(10,723)	$284,983
Net unrealized gains on equity securities (2)	(5,869)	—	—	(5,869)
Other comprehensive loss before reclassifications	(95,937)	2,808	—	(93,129)
Reclassification adjustments	(25)	—	262	237
Balance at March 31, 2018	$193,338	$3,345	$(10,461)	$186,222

(1)
Includes the impact of taxes, deferred acquisition costs, value of insurance in force acquired, unearned revenue reserves and policyholder liabilities. See Note 2 to our consolidated financial statements for further information.

(2)	See Note 1 to our consolidated financial statements for further discussion on this one-time adjustment related to an accounting change.

Accumulated Other Comprehensive Income Reclassification Adjustments
	Three months ended March 31, 2018
	Unrealized Net Investment Gains (Losses) on Available For Sale Securities (1)	Accumulated Non-Credit Impairment Losses (1)	Underfunded Status of Postretirement Benefit Plans	Total
	(Dollars in thousands)
Realized capital gains on sales of investments	$(83)	$—	$—	$(83)
Adjustments for assumed changes in deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	51	—	—	51
Other expenses - change in unrecognized postretirement items:
Net actuarial loss	—	—	331	331
Reclassifications before income taxes	(32)	—	331	299
Income taxes	7	—	(69)	(62)
Reclassification adjustments	$(25)	$—	$262	$237

	Three months ended March 31, 2017
	Unrealized Net Investment Gains (Losses) on Available For Sale Securities (1)	Accumulated Non-Credit Impairment Losses (1)	Underfunded Status of Postretirement Benefit Plans	Total
	(Dollars in thousands)
Realized capital losses on sales of investments	$403	$—	$—	$403
Adjustments for assumed changes in deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	163	—	—	163
Other expenses - change in unrecognized postretirement items:
Net actuarial loss	—	—	279	279
Reclassifications before income taxes	566	—	279	845
Income taxes	(198)	—	(98)	(296)
Reclassification adjustments	$368	$—	$181	$549

(1)	See Note 2 to our consolidated financial statements for further information.

8. Earnings per Share

Computation of Earnings per Common Share

	Three months ended March 31,
	2018	2017
	(Dollars in thousands, except per share data)
Numerator:
Net income attributable to FBL Financial Group, Inc.	$23,631	$26,433
Less: Dividends on Series B preferred stock	38	38
Income available to common stockholders	$23,593	$26,395

Denominator:
Weighted average shares - basic	25,003,691	25,030,462
Effect of dilutive securities - stock-based compensation	15,818	21,914
Weighted average shares - diluted	25,019,509	25,052,376

Earnings per common share	$0.94	$1.05
Earnings per common share - assuming dilution:	$0.94	$1.05

There were no antidilutive stock options outstanding in either period presented.

9. Segment Information

We analyze operations by reviewing financial information regarding our primary products that are aggregated into the Annuity and Life Insurance product segments. In addition, our Corporate and Other segment includes various support operations, corporate capital and other product lines that are not currently underwritten by the Company.

We use non-GAAP operating income (a measure of earnings not recognized under GAAP), in addition to net income, to measure our performance. Non-GAAP operating income, for the periods presented, consists of net income adjusted to exclude the initial impact of changes in federal statutory income tax rates and tax laws, realized gains and losses on investments, and the change in net unrealized gains and losses on derivatives and equity securities, which can fluctuate greatly from period to period. These fluctuations make it difficult to analyze core operating trends. In addition, for derivatives not designated as hedges, there is a mismatch between the valuation of the asset and liability when deriving net income (loss). Specifically, call options relating to our indexed business are one-year assets while the embedded derivatives in the indexed contracts represent the rights of the contract holder to receive index credits over the entire period the indexed products are expected to be in force.
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
We analyze our segment results based on pre-tax non-GAAP operating income. Accordingly, income taxes are not allocated to the segments. In addition, non-GAAP operating results are reported net of transactions between the segments. Adjustments to net income are net of amortization of unearned revenue reserves, deferred acquisition costs and value of insurance in force acquired, as well as changes in interest sensitive product reserves and income taxes attributable to these items. While not applicable for the periods reported herein, our non-GAAP operating income policy also calls for adjustments to net income relating to the following:

•	settlements or judgments arising from lawsuits, net of any recoveries from third parties,

•	the cumulative effect of changes in accounting principles and

•	discontinued operations.

Reconciliation Between Net Income and Non-GAAP Operating Income
	Three months ended March 31,
	2018	2017
	(Dollars in thousands)
Net income attributable to FBL Financial Group, Inc.	$23,631	$26,433
Net income adjustments:
Impact of the Tax Act (1)	1,069	—
Net realized gains/losses on investments (2) (3)	2,424	554
Change in net unrealized gains/losses on derivatives (2)	509	1
Non-GAAP operating income	$27,633	$26,988

(1)	Amount represents LIHTC equity losses related to changes in tax rates under the Tax Act. See Note 2 to our consolidated financial statements for further information.

(2)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred acquisition costs, value of insurance in force acquired, interest sensitive policy reserves and income taxes attributable to these items.

(3)
Beginning in 2018, amounts include the change in net unrealized gains/losses on equity securities due to a change in accounting guidance. See Note 1 to our consolidated financial statements for additional information.

Financial Information Concerning our Operating Segments
	Three months ended March 31,
	2018	2017
	(Dollars in thousands)
Pre-tax non-GAAP operating income:
Annuity	$16,582	$16,421
Life Insurance	10,897	13,749
Corporate and Other	1,881	4,162
Total pre-tax non-GAAP operating income	29,360	34,332
Income taxes on non-GAAP operating income	(1,727)	(7,344)
Non-GAAP operating income	$27,633	$26,988

Non-GAAP operating revenues:
Annuity	$57,435	$55,051
Life Insurance	107,727	104,143
Corporate and Other	24,111	23,666
	189,273	182,860
Net realized gains/losses on investments (1) (2)	(3,226)	(481)
Change in net unrealized gains/losses on derivatives (1)	(3,872)	(459)
Consolidated revenues	$182,175	$181,920

(1)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred acquisition costs, value of insurance in force acquired, interest sensitive policy reserves and income taxes attributable to these items.

(2)
Beginning in 2018, amounts include the change in net unrealized gains/losses on equity securities due to a change in accounting guidance. See Note 1 to our consolidated financial statements for additional information.

Interest expense is attributable to the Corporate and Other segment. Expenditures for long-lived assets were not significant during the periods presented above. Goodwill at March 31, 2018 and December 31, 2017 was allocated among the segments as follows: Annuity ($3.9 million) and Life Insurance ($6.1 million).

Securities and indebtedness of related parties is attributable to the Life Insurance and Corporate and Other segments. The following chart provides the related equity income (loss) by segment.

Equity Income (Loss) by Operating Segment
	Three months ended March 31,
	2018	2017
	(Dollars in thousands)
Pre-tax equity income (loss):
Life Insurance	$695	$1,166
Corporate and Other	(1,511)	(1,624)
	(816)	(458)

Income taxes	3,740	3,689
Equity income, net of related taxes, included in non-GAAP operating income	2,924	3,231
LIHTC equity losses related to the enactment of the Tax Act (1)	(1,069)	—
Equity income, net of related income taxes	$1,855	$3,231

(1)
Amount represents LIHTC equity losses related to changes in tax rates under the Tax Act. Such investments are accounted for under the equity method of accounting with income/loss recorded in arrears. See Note 2 to our consolidated financial statements for further information.

Premiums collected, which is not a measure used in financial statements prepared according to GAAP, includes premiums received on life insurance policies and deposits on annuities and universal life-type products. Premiums collected is a common life insurance industry measure of agent productivity. Net premiums collected totaled $169.7 million for the quarter ended March 31, 2018 and $169.9 million for the same period in 2017.

Under GAAP, premiums on whole life and term life policies are recognized as revenues over the premium-paying period and reported in the Life Insurance segment. The following chart provides a reconciliation of life insurance premiums collected to those reported in the GAAP financial statements.

Reconciliation of Traditional Life Insurance Premiums, Net of Reinsurance
	Three months ended March 31,
	2018	2017
	(Dollars in thousands)
Traditional and universal life insurance premiums collected	$76,263	$73,573
Premiums collected on interest sensitive products	(26,582)	(24,715)
Traditional life insurance premiums collected	49,681	48,858
Change in due premiums and other	(184)	(424)
Traditional life insurance premiums as included in the Consolidated Statements of Operations	$49,497	$48,434

There is no comparable GAAP financial measure for premiums collected on annuities and universal life-type products. GAAP revenues for those interest sensitive and variable products consist of various policy charges and fees assessed on those contracts, as summarized in the chart below.

Interest Sensitive Product Charges by Segment
	Three months ended March 31,
	2018	2017
	(Dollars in thousands)
Annuity
Surrender charges and other	$1,202	$1,135

Life Insurance
Administration charges	$4,046	$3,864
Cost of insurance charges	12,537	12,035
Surrender charges	681	525
Amortization of policy initiation fees	614	664
Total	$17,878	$17,088

Corporate and Other
Administration charges	$1,316	$1,425
Cost of insurance charges	7,140	7,325
Surrender charges	23	52
Separate account charges	2,145	2,003
Amortization of policy initiation fees	394	173
Total	$11,018	$10,978

Interest sensitive product charges as included in the Consolidated Statements of Operations	$30,098	$29,201

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes a summary of FBL Financial Group, Inc.’s consolidated results of operations, financial condition and where appropriate, factors that management believes may affect future performance. Unless noted otherwise, all references to FBL Financial Group, Inc. (we or the Company) include all of its direct and indirect subsidiaries, including insurance subsidiaries Farm Bureau Life Insurance Company (Farm Bureau Life) and Greenfields Life Insurance Company (Greenfields Life). Please read this discussion in conjunction with the accompanying consolidated financial statements and related notes. In addition, we encourage you to refer to our Form 10-K for the fiscal year ended December 31, 2017 for a complete description of our significant accounting policies and estimates. Familiarity with this information is important in understanding our financial position and results of operations.

This Form 10-Q includes statements relating to anticipated financial performance, business prospects, new products and similar matters. These statements and others, which include words such as “expect,” “anticipate,” “believe,” “intend” and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. A variety of factors could cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. See Part 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for additional information on the risks and uncertainties that may affect the operations, performance, development and results of our business.

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

We analyze operations by reviewing financial information regarding our primary products that are aggregated in Annuity and Life Insurance product segments. In addition, our Corporate and Other segment includes various support operations, corporate capital and other product lines that are not currently underwritten by the Company. We analyze our segment results based on pre-tax non-GAAP operating income, which excludes the impact of certain items that are included in net income. See Note 9 to our consolidated financial statements for further information regarding how we define our segments and non-GAAP operating income.

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

Economic and other environmental factors that may impact our business include, but are not limited to, the following:

•	Gross Domestic Product increased at an annual rate of 2.3% during the first quarter of 2018 based on recent estimates.

•	U.S. unemployment was estimated to be 4.1% at the end of the first quarter of 2018.

•
U.S. net farm income is forecast to decrease 6.7% and farm real estate value is estimated to have increased 2.1% during the first quarter of 2018 according to recent U.S. Department of Agriculture estimates.

•	The U.S. 10-year Treasury yield increased during the first quarter of 2018 to 2.74% at March 31, 2018 from 2.40% at December 31, 2017.

•	The impact of the enactment of the Tax Act during December 2017 on the general U.S. economy, business initiatives and consumer demand for our insurance products is uncertain.

The low market interest rate environment continues to impact our investment yields as well as the interest we credit on our interest sensitive products. The benchmark 10-year U.S. Treasury yield trended higher in January and February before retreating slightly in March to end the quarter higher by 34 basis points. Credit spreads widened during the quarter. Low crediting rates still pose challenges to maintaining attractive annuity and universal life products, although our rates are comparable to other insurance companies, allowing us to maintain our competitive position within the market. We experienced a decrease in the fair value of our fixed maturity security portfolio during the first quarter of 2018 primarily due to an increase in market yields. See the segment discussion and “Financial Condition” section that follows for additional information regarding the impact of low market interest rates on our business.

Results of Operations for the Periods Ended March 31, 2018 and 2017

	Three months ended March 31,
	2018	2017	Change
	(Dollars in thousands, except per share data)
Net income attributable to FBL Financial Group, Inc.	$23,631	$26,433	(11)%
Adjustments to net income:
Impact of the Tax Act	1,069	—	N/A
Realized gains/losses on investments (1)(2)	2,424	554	338%
Change in net unrealized gains/losses on derivatives (1)	509	1	N/A
Non-GAAP operating income (3)	$27,633	$26,988	2%

Pre-tax non-GAAP operating income:
Annuity segment	$16,582	$16,421	1%
Life Insurance segment	10,897	13,749	(21)%
Corporate and Other segment	1,881	4,162	(55)%
Total pre-tax non-GAAP operating income	29,360	34,332	(14)%
Income taxes on non-GAAP operating income	(1,727)	(7,344)	(76)%
Non-GAAP operating income (3)	$27,633	$26,988	2%

Earnings per common share - assuming dilution	$0.94	$1.05	(10)%
Non-GAAP operating income per common share - assuming dilution (3)	1.10	1.08	2%
Effective tax rate on non-GAAP operating income	6%	21%
Average invested assets, at amortized cost (4)	$8,271,919	$7,983,600	4%
Annualized yield on average invested assets (4)	5.19%	5.30%

(1)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred acquisition costs and value of insurance in force acquired, as well as changes in interest sensitive product reserves and income taxes attributable to these items.

(2)	Beginning in 2018, amount includes changes in net unrealized gains/losses on equity securities.

(3)	See Note 9 to our consolidated financial statements for further information on non-GAAP operating income.

(4)	Average invested assets and annualized yield, including investments held as securities and indebtedness of related parties.

Net income and non-GAAP operating income were positively impacted in 2018, compared to 2017, by reduced tax rates related to changes under the Tax Act and increased earnings from higher other investment-related income and an increase in the volume of business in force. These increases to income were partially offset by increases in death benefits, other underwriting expenses and amortization of deferred acquisition costs. See the discussion that follows for details regarding non-GAAP operating income by segment. Net income was also impacted by net realized losses from investments and lower equity income due to the enactment of the Tax Act.

Annuity Segment
	Three months ended March 31,
	2018	2017	Change
	(Dollars in thousands)
Non-GAAP operating revenues:
Interest sensitive product charges	$1,202	$1,135	6%
Net investment income	56,233	53,916	4%
Total non-GAAP operating revenues	57,435	55,051	4%

Non-GAAP operating benefits and expenses:
Interest sensitive product benefits	31,286	29,878	5%
Underwriting, acquisition and insurance expenses:
Commissions net of deferrals	504	531	(5)%
Amortization of deferred acquisition costs	3,065	2,528	21%
Amortization of value of insurance in force	172	170	1%
Other underwriting expenses	5,826	5,523	5%
Total underwriting, acquisition and insurance expenses	9,567	8,752	9%
Total non-GAAP operating benefits and expenses	40,853	38,630	6%
Pre-tax non-GAAP operating income (1)	$16,582	$16,421	1%

Other data
Annuity premiums collected, direct (2)	$78,810	$81,463	(3)%
Policy liabilities and accruals, end of period	4,462,979	4,232,025	5%
Average invested assets, at amortized cost	4,505,251	4,323,348	4%
Other investment-related income included in net investment income (3)	2,657	600	343%
Average individual annuity account value	3,106,259	2,991,811	4%

Earned spread on individual annuity products:
Weighted average yield on cash and invested assets	5.03%	5.10%
Weighted average crediting rate	2.46%	2.60%
Spread	2.57%	2.50%

Individual annuity withdrawal rate	5.4%	3.7%

(1)	See Note 9 to our consolidated financial statements for further information on non-GAAP operating income.

(2)	Premiums collected is a non-GAAP measure of sales production, see Note 9 to our consolidated financial statements.

(3)	Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our payment speed assumptions.

Pre-tax non-GAAP operating income for the Annuity segment increased in the first quarter of 2018, compared to the prior year period, primarily due to higher other investment-related income, partially offset by higher amortization of deferred acquisition costs and increases in interest sensitive product benefits.

The average aggregate account value for individual annuity contracts in force increased in the first quarter of 2018, compared to the prior year period, due to continued sales, advances on our funding agreements with FHLB and the crediting of interest. Continued growth in our business in force contributes to increases in revenues, benefits and expenses. Premiums collected were lower in the first quarter of 2018, compared to the prior year period, due to decreased sales of fixed rate deferred annuity products, partially offset by increased sales of indexed annuity products. Individual fixed rate deferred annuity collected premiums were $38.4 million in the first quarter of 2018, compared to $56.8 million in the first quarter of 2017. Indexed annuity collected premiums were $37.7 million in the first quarter of 2018, compared to $23.4 million in the first quarter of 2017. Outstanding funding agreements with FHLB totaled $530.3 million at March 31, 2018 and $428.8 million at March 31, 2017. During the first quarter of 2018, receipts from funding agreements totaled $140.8 million and redemptions totaled $25.6 million.

Amortization of deferred acquisition costs changed during the first quarter of 2018, compared to the prior year period, due to changes in actual and expected profits on the underlying business.

The weighted average yield on cash and invested assets for individual annuities decreased in the first quarter of 2018, compared to the prior year period, primarily due to lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, compared with the average existing portfolio yield, partially offset by higher other investment-related income. See the “Financial Condition” section for additional information regarding the yields obtained on investment acquisitions. Weighted average crediting rates on our individual annuity products decreased due to crediting rate actions taken in 2017 and 2018 in response to the declining portfolio yield and a change in the underlying product mix.

Life Insurance Segment
	Three months ended March 31,
	2018	2017	Change
	(Dollars in thousands)
Non-GAAP operating revenues:
Interest sensitive product charges and other income	$17,980	$16,940	6%
Traditional life insurance premiums	49,497	48,434	2%
Net investment income	40,250	38,769	4%
Total non-GAAP operating revenues	107,727	104,143	3%

Non-GAAP operating benefits and expenses:
Interest sensitive product benefits:
Interest and index credits	8,393	8,385	—%
Death benefits and other	15,241	14,074	8%
Total interest sensitive product benefits	23,634	22,459	5%
Traditional life insurance benefits:
Death benefits	23,735	21,667	10%
Surrender and other benefits	10,144	10,429	(3)%
Increase in traditional life future policy benefits	11,578	10,859	7%
Total traditional life insurance benefits	45,457	42,955	6%
Distributions to participating policyholders	2,551	2,553	—%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	4,923	4,903	—%
Amortization of deferred acquisition costs	4,436	3,911	13%
Amortization of value of insurance in force	373	375	(1)%
Other underwriting expenses	16,151	14,404	12%
Total underwriting, acquisition and insurance expenses	25,883	23,593	10%
Total non-GAAP operating benefits and expenses	97,525	91,560	7%
	10,202	12,583	(19)%
Equity income, before tax	695	1,166	(40)%
Pre-tax non-GAAP operating income (1)	$10,897	$13,749	(21)%

Life Insurance Segment - continued
	Three months ended March 31,
	2018	2017	Change
	(Dollars in thousands)
Other data
Life premiums collected, net of reinsurance (2)	$76,263	$73,573	4%
Policy liabilities and accruals, end of period	2,918,284	2,808,192	4%
Life insurance in force, end of period	58,543,298	56,416,539	4%
Average invested assets, at amortized cost (3)	2,979,404	2,887,287	3%
Other investment-related income included in net investment income (4)	1,498	121	1,138%
Average interest sensitive life account value	844,559	820,794	3%

Interest sensitive life insurance spread:
Weighted average yield on cash and invested assets (3)	5.33%	5.49%
Weighted average crediting rate	3.64%	3.85%
Spread	1.69%	1.64%

Life insurance lapse and surrender rates	4.9%	5.6%
Death benefits, net of reinsurance and reserves released	$26,479	$22,981	15%

(1)	See Note 9 to our consolidated financial statements for further information on non-GAAP operating income.

(2)	Premiums collected is a non-GAAP measure of sales production, see Note 9 to our consolidated financial statements.

(3)	Average invested assets and weighted average yield including investments held as securities and indebtedness of related parties.

(4)	Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our payment speed assumptions.

Pre-tax non-GAAP operating income for the Life Insurance segment decreased in the first quarter of 2018, compared to the prior year period, primarily due to increases in death benefits and other underwriting expenses, partially offset by higher other investment-related income and the impact of an increase in the volume of business in force.

Continued growth in our business in force contributes to the increase in revenues, benefits and expenses. The increase in other underwriting expenses included increased expenses associated with salaries, including a one-time employee bonus in the first quarter of 2018 related to the enactment of the Tax Act, and additional expenses associated with system enhancements.

Amortization of deferred acquisition costs changed during the first quarter of 2018, compared to the prior year period, due to changes in actual and expected profits on the underlying business.

Death benefits, net of reinsurance and reserves released, increased in the first quarter of 2018, compared to the prior year period due to an increase in the number of claims reported and the average claim amount, net of reinsurance and reserves released.

We assign a portion of our investments held in securities and indebtedness of related parties to the Life Insurance segment. These investments include equity interests in limited liability partnerships and corporations, accounted for under the equity method of accounting. Equity income, before tax, consists of our proportionate share of gains and losses attributable to our relative ownership interest in these investments. See the Equity Income discussion that follows for additional information regarding these investments.

The weighted average yield on cash and invested assets for interest sensitive life insurance products decreased in the first quarter of 2018, compared to the prior year period, due to lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, compared with the average existing portfolio yield, partially offset by higher other investment-related income. See the “Financial Condition” section for additional information regarding the yields obtained on investment acquisitions. Weighted average crediting rates on our interest sensitive life insurance products decreased due to crediting rate actions taken in 2017 and 2018 in response to the declining portfolio yield.

Corporate and Other Segment
	Three months ended March 31,
	2018	2017	Change
	(Dollars in thousands)
Non-GAAP operating revenues:
Interest sensitive product charges	$11,021	$10,978	—%
Net investment income	8,411	8,768	(4)%
Other income	4,679	3,920	19%
Total non-GAAP operating revenues	24,111	23,666	2%

Non-GAAP operating benefits and expenses:
Interest sensitive product benefits	9,342	10,059	(7)%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	680	721	(6)%
Amortization of deferred acquisition costs	2,512	637	294%
Other underwriting expenses	1,402	1,098	28%
Total underwriting, acquisition and insurance expenses	4,594	2,456	87%
Interest expense	1,213	1,212	—%
Other expenses	5,593	4,151	35%
Total non-GAAP operating benefits and expenses	20,742	17,878	16%
	3,369	5,788	(42)%
Net loss (income) attributable to noncontrolling interest	23	(2)	(1,250)%
Equity loss, before tax	(1,511)	(1,624)	(7)%
Pre-tax non-GAAP operating income (1)	$1,881	$4,162	(55)%

Other data
Average invested assets, at amortized cost (2)	$787,264	$772,965	2%
Other investment-related income included in net investment income (3)	137	350	(61)%
Average interest sensitive life account value	360,586	365,641	(1)%
Death benefits, net of reinsurance and reserves released	5,939	6,885	(14)%
Estimated impact on pre-tax non-GAAP operating income from separate account performance on amortization of deferred acquisition costs (1)	(860)	931	(192)%

(1)	See Note 9 to our consolidated financial statements for further information on non-GAAP operating income.

(2)	Average invested assets including investments held as securities and indebtedness of related parties.

(3)	Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our payment speed assumptions.

Pre-tax non-GAAP operating income decreased for the Corporate and Other segment in the first quarter of 2018, compared to the prior year period, primarily due to increases in amortization of deferred acquisition costs from the impact of market performance on our variable business and expenses, partially offset by decreases in death benefits.

Death benefits, net of reinsurance and reserves released, decreased in the first quarter of 2018, compared to the prior year period, due to a decrease in the average size of claims.

Other income and other expenses includes fees and expenses from sales of brokered products and operating results of our non-insurance subsidiaries, which include management, advisory, marketing and distribution services and leasing activities. The increase in other expenses in the first quarter of 2018, compared to the prior year period, includes $0.6 million in expenses associated with expanding our wealth management offerings.

We assign a portion of our investments held in securities and indebtedness of related parties to the Corporate and Other segment. These investments include equity interests in limited liability partnerships and corporations, accounted for under the equity method of accounting. Equity loss, before tax, consists of our proportionate share of gains and losses attributable to our relative ownership interest in these investments. See the Equity Income discussion that follows for additional information regarding these investments.

Equity Income
	Three months ended March 31,
	2018	2017
	(Dollars in thousands)
Pre-tax equity income (loss):
LIHTC	$(1,652)	$(1,805)
Other equity method investments	836	1,347
	(816)	(458)

Income taxes
Taxes on equity income (loss)	171	160
Investment tax credits	3,569	3,529
Equity income, net of related taxes, included in non-GAAP operating income	2,924	3,231
LIHTC equity losses related to the enactment of the Tax Act (1)	(1,069)	—
Equity income, net of related income taxes	$1,855	$3,231

(1)	Amount represents LIHTC equity losses recorded by the partnerships upon enactment of the Tax Act. See Note 2 to our consolidated financial statements for additional information.

Equity income includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies over which we exhibit some control but have a minority ownership interest. We consistently use the most recent financial information available, generally for periods not to exceed three months prior to the ending date of the period for which we are reporting, to account for equity income. Several of these entities are investment companies whose operating results are derived primarily from unrealized and realized gains and losses generated by their investment portfolios. As is normal with these types of entities, the level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment, changes in prices of bond and equity securities held by the investment partnerships, the timing and success of initial public offerings or exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures. Our LIHTCs generally generate pre-tax losses and after-tax gains as the related tax credits are realized. The timing of the realization of tax credits is subject to fluctuation from period to period due to the timing of housing project completions and the approval of tax credits. See Note 2 to our consolidated financial statements for further information.

Income Taxes on Non-GAAP Operating Income

The effective tax rate on non-GAAP operating income was 5.9% for the first quarter of 2018, compared with 21.4% for the first quarter of 2017. The 2018 effective tax rate differs from the 2017 rate due to the decrease in the federal corporate tax rate from 35% to 21% under the Tax Act, effective for 2018. As discussed earlier, any impact related to the initial enactment of the Tax Act is excluded from non-GAAP operating income. The effective tax rates differ from the federal statutory rate of 21% in 2018 and 35% in 2017 primarily due to the impact of low-income housing tax credits from equity method investees and tax-exempt investment income.

Impact of Adjustments to Net Income Attributable to FBL
	Three months ended March 31,
	2018	2017
	(Dollars in thousands)
Impact of the Tax Act	$(1,069)	$—
Realized (losses) on investments	(1,225)	(469)
Change in net unrealized gain/loss on equity securities	(1,817)	—
Change in net unrealized gains/losses on derivatives	(1,208)	(49)
Offsets: (1)
Change in amortization	338	253
Reserve change on interest sensitive products	199	(590)
Income tax	780	300
Net impact of adjustments to net income	$(4,002)	$(555)
Net impact per common share - basic	$(0.16)	$(0.03)
Net impact per common share - assuming dilution	$(0.16)	$(0.03)

(1)
The items excluded from non-GAAP operating income impact the amortization of deferred acquisition costs, value of business acquired and unearned revenue reserve. Certain interest sensitive reserves as well as income taxes are also impacted.

Under the Tax Act, the federal statutory tax rate was changed from 35% to 21% effective January 1, 2018. Accordingly, income taxes on adjustments to net income have been recorded at 35% in 2017 and 21% in 2018 as there are no permanent differences between book and taxable income relating to these adjustments.

Realized Gains (Losses) on Investments
	Three months ended March 31,
	2018	2017
	(Dollars in thousands)
Realized gains (losses) on investments:
Realized gains on sales	$83	$124
Realized losses on sales	(13)	(527)
Change in unrealized gains (losses) on equity securities	(1,817)	—
Total other-than-temporary impairment charges	(1,295)	(66)
Net realized investment losses	$(3,042)	$(469)

The level of realized gains (losses) is subject to fluctuation from period to period due to movements in credit spreads and prevailing interest rates, changes in the economic environment, the timing of the sales of the investments generating the realized gains and losses, as well as the timing of other than temporary impairment charges and unrealized gains and losses on equity securities. See “Financial Condition - Investments” and Note 2 to our consolidated financial statements for details regarding our unrealized gains and losses on available-for-sale securities at March 31, 2018 and December 31, 2017.

Investment Credit Impairment Losses Recognized in Net Income
	Three months ended March 31,
	2018	2017
	(Dollars in thousands)
Corporate securities:
Financial	$26	$—
Energy	1,014	—
Residential mortgage-backed	—	66
Securities and indebtedness of related parties	255	—
Total other-than-temporary impairment losses reported in net income	$1,295	$66

Other-than-temporary credit impairment losses for the three months ended March 31, 2018 included a previously impaired energy sector bond due to the commencement of bankruptcy proceedings. Impairment charges were also recognized on securities and indebtedness of related parties due to a decrease in the expected future tax benefits of an LIHTC entity.

Earnings Outlook

While subject to volatility from mortality experience, investment prepayment fee income and the impact of unlocking actuarial assumptions, non-GAAP operating income for the final nine months of 2018 is expected to compare favorably to the non-GAAP operating income for the final nine months of 2017, due primarily to the impact of the Tax Act on our effective tax rate. The benefit of the lower effective tax rate is expected to be partially offset by decreases in non-GAAP pre-tax operating income in the Corporate segment. The Corporate segment results in the final nine months of 2018 are expected to be negatively impacted, relative to the comparable period in 2017, by less favorable equity market performance on the closed-block variable business and lower equity income from LIHTC. The expected decrease in income from LIHTC is driven primarily by the lower effective tax benefit, due to the Tax Act, on future investment partnership losses. The impact of separate account performance during the first quarter of 2018 and 2017 on the amortization of deferred acquisition costs on the variable business is summarized in the preceding discussion of the Corporate Segment results. While subject to volatility, income from LIHTC in the final nine months of 2018 is expected to be approximately $3.0 million less than that earned over the final nine months of 2017.

Financial Condition

Investments

Our investment portfolio decreased 0.4% to $8,589.5 million at March 31, 2018 compared to $8,620.2 million at December 31, 2017. The portfolio decreased due to a decrease of $179.0 million of net unrealized appreciation of fixed maturities, partially offset by positive cash flows from operating activities during 2018. Additional details regarding securities in an unrealized gain or loss position at March 31, 2018 are included in the discussion that follows and in Note 2 to our consolidated financial statements. Details regarding investment impairments are discussed above in the “Realized Gains (Losses) on Investments” section under “Results of Operations.”

We manage the investment portfolio to optimize risk-adjusted yield within the context of prudent asset-liability management. We evaluate multiple cash flow testing scenarios as part of this process. The Company’s investment policy calls for investing primarily in high quality fixed maturity securities and commercial mortgage loans.

Fixed Maturity Acquisitions Selected Information
	Three months ended March 31,
	2018	2017
	(Dollars in thousands)
Cost of acquisitions:
Corporate	$48,683	$36,557
Mortgage- and asset-backed	189,771	81,869
United States Government and agencies	—	248
Tax-exempt municipals	33,750	6,462
Taxable municipals	—	8,215
Total	$272,204	$133,351
Effective annual yield	3.89%	4.18%
Credit quality
NAIC 1 designation	85.6%	69.2%
NAIC 2 designation	14.4%	30.8%
Weighted-average life in years	16.0	13.0
The table above summarizes selected information for fixed maturity purchases. The effective annual yield shown is the yield calculated to the “worst-call date.” For non-callable bonds, the worst-call date is always the maturity date. For callable bonds, the worst-call date is the call or maturity date that produces the lowest yield. The weighted-average life is calculated using scheduled pay-downs and expected prepayments for amortizing securities. For non-amortizing securities, the weighted-average life is equal to the stated maturity date.

A portion of the securities acquired during the three months ended March 31, 2018 were acquired with the proceeds from advances on our funding agreements with the FHLB. There were no securities acquired during the three months ended March 31, 2017 with proceeds from these agreements. The securities acquired to support these funding agreements often carry a lower average yield than securities acquired to support our other insurance products, due to the shorter maturity and relatively low interest rate paid on those advances. In addition, certain municipal securities acquired are exempt from federal income taxes, and accordingly have a higher actual return than reflected in the yields stated above. The average yield of the securities acquired, excluding the securities supporting the funding agreements and using a tax-adjusted yield for the municipal securities, was 3.97% during the three months ended March 31, 2018 and was 4.21% during the three months ended March 31, 2017.

Investment Portfolio Summary
	March 31, 2018		December 31, 2017
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities - available for sale:
Public	$5,484,231	63.8%	$5,510,658	63.9%
144A private placement	1,534,572	17.9	1,547,097	18.0
Private placement	228,109	2.7	234,212	2.7
Total fixed maturities - available for sale	7,246,912	84.4	7,291,967	84.6
Equity securities	103,920	1.2	104,145	1.2
Mortgage loans	968,664	11.2	971,812	11.3
Real estate	1,543	—	1,543	—
Policy loans	193,413	2.3	191,398	2.2
Short-term investments	30,075	0.4	17,007	0.5
Other investments	44,973	0.5	42,371	0.2
Total investments	$8,589,500	100.0%	$8,620,243	100.0%

As of March 31, 2018, 96.5% (based on carrying value) of the available-for-sale fixed maturities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of March 31, 2018, no single non-investment grade holding exceeded 0.2% of total investments.

Credit Quality by NAIC Designation and Equivalent Rating
		March 31, 2018		December 31, 2017
NAIC Designation	Equivalent Rating (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$4,790,494	66.1%	$4,771,407	65.4%
2	BBB	2,202,432	30.4	2,267,892	31.1
	Total investment grade	6,992,926	96.5	7,039,299	96.5
3	BB	180,425	2.5	174,660	2.4
4	B	45,812	0.6	57,970	0.8
5	CCC	16,462	0.2	13,111	0.2
6	In or near default	11,287	0.2	6,927	0.1
	Total below investment grade	253,986	3.5	252,668	3.5
	Total fixed maturities - available for sale	$7,246,912	100.0%	$7,291,967	100.0%

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

Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification
	March 31, 2018
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$340,291	$274,934	$19,237	$65,357	$(2,225)
Capital goods	274,099	194,772	12,763	79,327	(1,251)
Communications	138,413	107,246	8,154	31,167	(1,932)
Consumer cyclical	123,890	102,189	6,065	21,701	(741)
Consumer non-cyclical	499,307	351,083	21,999	148,224	(10,043)
Energy	447,852	340,742	23,280	107,110	(7,943)
Finance	672,394	537,703	35,664	134,691	(4,658)
Transportation	99,160	86,587	5,069	12,573	(500)
Utilities	777,781	724,854	83,570	52,927	(2,108)
Other	172,494	146,136	8,453	26,358	(560)
Total corporate securities	3,545,681	2,866,246	224,254	679,435	(31,961)
Mortgage- and asset-backed securities	2,161,112	1,279,039	73,787	882,073	(22,622)
United States Government and agencies	23,212	15,782	1,333	7,430	(130)
States and political subdivisions	1,516,907	1,420,674	113,842	96,233	(2,782)
Total	$7,246,912	$5,581,741	$413,216	$1,665,171	$(57,495)

	December 31, 2017
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$353,351	$336,293	$29,849	$17,058	$(479)
Capital goods	279,281	271,346	21,624	7,935	(139)
Communications	151,763	133,263	12,364	18,500	(862)
Consumer cyclical	128,618	117,370	9,118	11,248	(516)
Consumer non-cyclical	521,128	461,205	41,221	59,923	(4,684)
Energy	462,437	409,768	34,028	52,669	(5,950)
Finance	695,604	633,513	50,908	62,091	(1,143)
Transportation	103,049	93,921	7,978	9,128	(141)
Utilities	814,238	796,782	108,914	17,456	(1,909)
Other	178,802	165,971	13,295	12,831	(132)
Total corporate securities	3,688,271	3,419,432	329,299	268,839	(15,955)
Mortgage- and asset-backed securities	2,055,090	1,549,187	88,999	505,903	(9,727)
United States Government and agencies	24,905	17,343	1,606	7,562	(79)
States and political subdivisions	1,523,701	1,497,292	141,813	26,409	(1,239)
Total	$7,291,967	$6,483,254	$561,717	$808,713	$(27,000)

Our largest unrealized loss is in the consumer non-cyclical sector. Within this sector two companies represent 48.4% of the unrealized loss. One company is a grocery store chain representing $2.9 million of the unrealized loss while the other company is a large pharmaceutical company representing $1.9 million of the unrealized loss.

Credit Quality of Available-for-Sale Fixed Maturities with Unrealized Losses
		March 31, 2018
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$1,055,625	63.4%	$(26,946)	46.9%
2	BBB	497,585	29.9	(16,676)	29.0
	Total investment grade	1,553,210	93.3	(43,622)	75.9
3	BB	75,479	4.5	(4,928)	8.6
4	B	25,015	1.5	(5,688)	9.9
5	CCC	11,457	0.7	(3,257)	5.6
6	In or near default	10	—	—	—
	Total below investment grade	111,961	6.7	(13,873)	24.1
	Total	$1,665,171	100.0%	$(57,495)	100.0%

		December 31, 2017
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$518,748	64.1%	$(8,638)	32.0%
2	BBB	199,529	24.7	(6,927)	25.6
	Total investment grade	718,277	88.8	(15,565)	57.6
3	BB	41,488	5.1	(819)	3.0
4	B	37,944	4.7	(8,125)	30.1
5	CCC	4,109	0.5	(1,314)	4.9
6	In or near default	6,895	0.9	(1,177)	4.4
	Total below investment grade	90,436	11.2	(11,435)	42.4
	Total	$808,713	100.0%	$(27,000)	100.0%

Available-For-Sale Fixed Maturities with Unrealized Losses by Length of Time
	March 31, 2018
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$983,814	$—	$(18,462)
Greater than three months to six months	—	240,967	—	(6,690)
Greater than six months to nine months	—	156,366	—	(6,134)
Greater than nine months to twelve months	—	20,149	—	(1,176)
Greater than twelve months	26,315	295,055	(7,214)	(17,819)
Total	$26,315	$1,696,351	$(7,214)	$(50,281)

Available-For-Sale Fixed Maturities with Unrealized Losses by Length of Time
	December 31, 2017
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$292,187	$—	$(3,974)
Greater than three months to six months	—	164,170	—	(2,331)
Greater than six months to nine months	—	24,821	—	(579)
Greater than nine months to twelve months	—	9,350	—	(361)
Greater than twelve months	16,747	328,438	(4,798)	(14,957)
Total	$16,747	$818,966	$(4,798)	$(22,202)

Available-For-Sale Fixed Maturities with Unrealized Losses by Maturity Date
	March 31, 2018		December 31, 2017
	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Due in one year or less	$873	$(2)	$872	$(2)
Due after one year through five years	43,965	(1,763)	25,857	(1,052)
Due after five years through ten years	204,523	(7,802)	107,198	(3,657)
Due after ten years	533,737	(25,306)	168,883	(12,562)
	783,098	(34,873)	302,810	(17,273)
Mortgage- and asset-backed	882,073	(22,622)	505,903	(9,727)
Total	$1,665,171	$(57,495)	$808,713	$(27,000)

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

At each balance sheet date, we review and update our expectation of future prepayment speeds and the book value of the mortgage and other asset-backed securities purchased at a premium or discount is reset, if needed. See Note 1 to our consolidated financial statements included in Item 8 of our Form 10-K for the year ended December 31, 2017 for more detail on accounting for the amortization of premium and accrual of discount on mortgage-backed and asset-backed securities.

Our direct exposure to the Alt-A home equity and subprime first-lien sectors is limited to investments in structured securities collateralized by senior tranches of residential mortgage loans. We also have a partnership interest in one fund at March 31, 2018 and December 31, 2017, that owns securities backed by Alt-A home equity, subprime first-lien and adjustable rate mortgage collateral. The fund is reported as securities and indebtedness of related parties in our consolidated balance sheets with a fair value of $2.7 million at March 31, 2018 and $3.0 million at December 31, 2017. We do not own any direct investments in subprime lenders.

Mortgage- and Asset-Backed Securities by Collateral Type
	March 31, 2018			December 31, 2017
	Amortized Cost	Carrying Value	Percent of Fixed Maturities	Amortized Cost	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Government agency	$234,923	$240,154	3.3%	$220,385	$230,792	3.2%
Prime	213,406	224,087	3.1	181,397	194,081	2.7
Alt-A	94,100	107,883	1.5	98,100	111,993	1.5
Subprime	140,252	151,349	2.1	139,826	149,469	2.0
Commercial mortgage	784,999	793,276	10.9	674,076	705,307	9.7
Non-mortgage	642,267	644,363	8.9	662,034	663,448	9.1
Total	$2,109,947	$2,161,112	29.8%	$1,975,818	$2,055,090	28.2%

The mortgage- and asset-backed securities can be summarized into three broad categories: residential, commercial and other asset-backed securities.

The residential mortgage-backed portfolio includes government agency pass-through and collateralized mortgage obligation (CMO) securities. With a government agency pass-through security, we receive a pro rata share of principal payments as payments are made on the underlying mortgage loans. CMOs consist of pools of mortgages divided into sections or “tranches” with varying stated maturities that provide sequential retirement of the bonds. While each tranche receives monthly interest payments, a subsequent tranche is not entitled to receive payment of principal until the entire principal of the preceding tranche is paid off. We primarily invest in sequential tranches, which allow us to manage cash flow stability and prepayment risk by the level of tranche in which we invest. In addition, to provide call protection and more stable average lives, we invest in CMOs such as planned amortization class (PAC) and targeted amortization class (TAC) securities. PAC bonds provide more predictable cash flows within a range of prepayment speeds and provide some protection against prepayment risk. TAC bonds provide protection from a rise in the prepayment rate due to falling interest rates. We generally do not purchase certain types of CMOs that we believe would subject the investment portfolio to excessive prepayment risk.

Residential Mortgage-Backed Securities by NAIC Designation and Origination Year
	March 31, 2018
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$84,156	$86,579	$77,235	$98,351	$355,136	$356,918	$516,527	$541,848
3	—	—	2,378	2,330	—	—	2,378	2,330
4	494	503	8,562	8,853	—	—	9,056	9,356
6	10	10	—	—	—	—	10	10
Total	$84,660	$87,092	$88,175	$109,534	$355,136	$356,918	$527,971	$553,544

		December 31, 2017
		2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation		Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
		(Dollars in thousands)
1		$88,773	$91,424	$79,358	$101,123	$303,659	$311,883	$471,790	$504,430
2		—	—	876	877	—	—	876	877
3		—	—	1,697	1,634	—	—	1,697	1,634
4		584	592	8,713	8,738	—	—	9,297	9,330
6	—	11	10	—	—	—	—	11	10
Total		$89,368	$92,026	$90,644	$112,372	$303,659	$311,883	$483,671	$516,281

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

Commercial Mortgage-Backed Securities by NAIC Designation and Origination Year
	March 31, 2018
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$8,768	$9,358	$112,422	$124,511	$627,661	$621,694	$748,851	$755,563
2	—	—	36,148	37,713	—	—	36,148	37,713
Total (1)	$8,768	$9,358	$148,570	$162,224	$627,661	$621,694	$784,999	$793,276

	December 31, 2017
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$8,878	$9,661	$114,230	$128,907	$515,654	$529,192	$638,762	$667,760
2	—	—	35,314	37,547	—	—	35,314	37,547
Total (1)	$8,878	$9,661	$149,544	$166,454	$515,654	$529,192	$674,076	$705,307

(1)
The commercial mortgage-backed securities (CMBS) portfolio included government agency-backed securities with a carrying value of $608.2 million at March 31, 2018 and $515.7 million at December 31, 2017. Also included in the CMBS are military housing bonds totaling $157.0 million at March 31, 2018 and $161.1 million at December 31, 2017. These bonds are used to fund the construction of multi-family homes on United States military bases. The bonds are backed by a first mortgage lien on residential military housing projects.

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

Other Asset-Backed Securities by NAIC Designation and Origination Year
	March 31, 2018
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$10,317	$10,073	$150,706	$166,109	$493,424	$493,338	$654,447	$669,520
2	1,686	1,781	2,167	2,276	103,836	104,603	107,689	108,660
3	—	—	351	349	21,858	21,662	22,209	22,011
4	186	175	—	—	—	—	186	175
5	—	—	—	—	4,375	4,375	4,375	4,375
6	—	—	8,071	9,551	—	—	8,071	9,551
Total	$12,189	$12,029	$161,295	$178,285	$623,493	$623,978	$796,977	$814,292

Other Asset-Backed Securities by NAIC Designation and Origination Year
	December 31, 2017
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$10,606	$10,367	$151,775	$166,223	$512,548	$513,792	$674,929	$690,382
2	1,745	1,846	2,612	2,557	97,549	98,811	101,906	103,214
3	—	—	—	—	26,586	26,444	26,586	26,444
4	189	178	—	—	—	—	189	178
5	—	—	—	—	6,400	6,400	6,400	6,400
6	—	—	8,061	6,884	—	—	8,061	6,884
Total	$12,540	$12,391	$162,448	$175,664	$643,083	$645,447	$818,071	$833,502

State and Political Subdivision Securities

State and political subdivision securities totaled $1,516.9 million, or 20.9% of total fixed maturities, at March 31, 2018, and $1,523.7 million, or 20.9% of total fixed maturities at December 31, 2017 and include investments in general obligation, revenue and municipal housing bonds. Our investment strategy is to utilize municipal bonds in addition to corporate bonds, as we believe they provide additional diversification and have historically low default rates compared with similarly rated corporate bonds. We evaluate the credit strength of the underlying issues on both a quantitative and qualitative basis, excluding insurance, prior to acquisition. The majority of the municipal bonds we hold are investment grade credits without consideration of insurance. Our municipal bonds are well diversified by type and geography with the top exposure being water and sewer revenue bonds. We do not hold any Puerto Rico-related bonds. Exposure to the state of Illinois and municipalities within the state accounted for 1.5% of our total fixed maturities at March 31, 2018. As of March 31, 2018, our Illinois-related portfolio holdings were rated investment grade, and were trading at 108.9% of amortized cost. Our municipal bond exposure had an average rating of Aa2/AA and our holdings were trading at 107.9% of amortized cost at March 31, 2018.

Equity Securities

Equity securities totaled $103.9 million at March 31, 2018 and $104.1 million at December 31, 2017. Due to the adoption of new accounting guidance during the first quarter of 2018, changes in unrealized gains and losses are now recognized in net income rather than other comprehensive income. See Note 1 to our consolidated financial statements for further information regarding the impact of the new guidance on the reporting of equity securities. At December 31, 2017, gross unrealized gains totaled $7.7 million and gross unrealized losses totaled $0.3 million on these securities. The unrealized losses were attributable to non-redeemable perpetual preferred securities from issuers in the financial sector.

Mortgage Loans

Mortgage loans totaled $968.7 million at March 31, 2018 and $971.8 million at December 31, 2017. Our mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. The total number of commercial mortgage loans outstanding was 189 at March 31, 2018 and 190 at December 31, 2017. In the first three months of 2018, new loans ranged from $1.4 million to $5.8 million in size, with an average loan size of $3.6 million, an average loan term of 10 years and an average net yield of 4.56%. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. All of our mortgage loans are amortizing principal as of March 31, 2018. At March 31, 2018, the average loan-to-value of the current outstanding principal balance using the most recent appraised value was 54.5% and the weighted average debt service coverage ratio was 1.6 based on the results of our 2016 annual study. See Note 2 to our consolidated financial statements for further discussion regarding our mortgage loans.

Other Assets and Liabilities

Deferred acquisition costs increased 18.3% to $357.9 million at March 31, 2018, compared to December 31, 2017, primarily due to a $53.2 million decrease in the impact of the change in net unrealized appreciation on fixed maturity securities during the period. Cash and cash equivalents decreased 74.1% to $13.7 million primarily due to normal fluctuations in timing of payments made and received. Assets and liabilities held in separate accounts decreased 2.0% to $638.8 million primarily due to market performance on the underlying investment portfolios.

Future policy benefits increased 2.2% to $7,208.5 million at March 31, 2018, compared to December 31, 2017, primarily due to an increase in the volume of annuity and life business in force. Deferred income taxes decreased 20.9% to $104.4 million primarily due to the tax impact of the change in unrealized appreciation/depreciation on investments. Other liabilities decreased 18.5% to $90.5 million due to a decrease in unsettled security trades.

Stockholders’ Equity

As discussed in Note 7 to our consolidated financial statements, stockholders’ equity was impacted by capital deployment actions during the first quarter of 2018. We paid a special cash dividend of $1.50 per share on Class A and Class B common stock and increased our regular quarterly dividend by 4.5% to $0.46 per share during March 2018.

Our stockholders’ equity decreased 9.0% to $1,264.2 million at March 31, 2018, compared to $1,388.8 million at December 31, 2017, primarily due to the change in unrealized appreciation of fixed maturity securities during the period and dividends paid, partially offset by net income.

At March 31, 2018, our common stockholders’ equity was $1,261.2 million, or $50.78 per share, compared to $1,385.8 million, or $55.59 per share, at December 31, 2017. Included in stockholders’ equity per common share is $7.50 at March 31, 2018 and $11.43 at December 31, 2017 attributable to accumulated other comprehensive income.

Liquidity and Capital Resources

Cash Flows

During the first quarter of 2018, our operating activities generated cash flows totaling $51.6 million, consisting of net income of $23.6 million adjusted for non-cash operating revenues and expenses netting to $28.0 million. We used cash of $172.3 million in our investing activities during the 2018 period. The primary uses were $321.8 million of investment acquisitions, mostly in fixed maturity securities, partially offset by $164.4 million in sales, maturities and repayments of investments. Our financing activities provided cash of $81.6 million during the 2018 period. The primary financing source was $261.2 million in receipts from interest sensitive products credited to policyholder account balances, which was partially offset by $125.0 million for return of policyholder account balances on interest sensitive products and $48.8 million for dividends paid to stockholders.

Sources and Uses of Capital Resources

Parent company cash inflows from operations consist primarily of fees that it charges various subsidiaries and affiliates for management of their operations, expense reimbursements and tax settlements from subsidiaries and affiliates, proceeds from the exercise of employee stock options, investment income and dividends from subsidiaries, if declared and paid. Revenue sources for the parent company during the three months ended March 31, 2018 included management fees from subsidiaries and affiliates totaling $2.0 million and dividends of $52.5 million. Cash outflows are principally for salaries, taxes and other expenses related to providing management services, dividends on outstanding stock, stock repurchases and interest on our parent company debt.

We paid regular cash dividends on our common and preferred stock during the three-month period ended March 31 totaling $11.5 million in 2018 and $11.0 million in 2017. In addition, we paid a special $1.50 per common share cash dividend in March 2018 totaling $37.3 million and a $1.50 per common share cash dividend in March 2017 totaling $37.4 million. It is anticipated that quarterly cash dividend requirements for 2018 will be $0.0075 per Series B preferred share and $0.46 per common share. The level of common stock dividends are analyzed quarterly and are dependent upon our capital and liquidity positions. In addition, alternative uses of excess capital may impact future dividend levels. Assuming these quarterly dividend rates, the common and preferred dividends would total approximately $34.2 million for the remainder of 2018. The parent company expects to have sufficient resources and cash flows to meet its interest and dividend payments throughout 2018. The parent company had available cash and investments totaling $48.2 million at March 31, 2018. The parent company expects to rely on available cash resources, dividends from Farm Bureau Life and management fee income to make dividend payments to its stockholders and interest payments on its debt. In addition, our parent company and Farm Bureau Life have entered into a reciprocal line of credit arrangement, which provides additional liquidity for either entity up to $20.0 million. We had no material commitments for capital expenditures as of March 31, 2018.

As discussed in Note 7 to our consolidated financial statements, we have periodically taken advantage of opportunities to repurchase our outstanding Class A common stock through Class A common stock repurchase programs approved by our Board of Directors. At March 31, 2018, $50.0 million remains available for repurchase under the Class A common stock repurchase program. We repurchased 99,312 shares of Class A common stock for $6.8 million during the three months ended March 31, 2018. Completion of this program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

Interest payments on our debt totaled $1.2 million for the three months ended March 31, 2018 and March 31, 2017. Interest payments on our debt outstanding at March 31, 2018 are estimated to be $3.6 million for the remainder of 2018.

Farm Bureau Life’s cash inflows primarily consist of premiums; deposits to policyholder account balances; income from investments; sales, maturities and calls of investments; and repayments of investment principal. Farm Bureau Life’s cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, current operating expenses and dividends. Life insurance companies generally produce a positive cash flow that may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. Continuing operations and financing activities from Farm Bureau Life relating to interest sensitive products provided funds totaling $196.4 million for the three months ended March 31, 2018 and $83.7 million for the prior year period.

Farm Bureau Life’s ability to pay dividends to the parent company is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. At December 31, 2017, Farm Bureau Life’s statutory unassigned surplus was $482.5 million. There are certain additional limits on the amount of dividends that may be paid within a year without approval of the Insurance Division, Department of Commerce of the State of Iowa as discussed in Note 8 to our consolidated financial statements included in Item 8 of our 2017 Form 10-K. During the remainder of 2018, the maximum amount legally available for distribution to the parent company without further regulatory approval is $56.1 million.

We manage the amount of capital held by our insurance subsidiaries to ensure they meet regulatory requirements. State laws specify regulatory actions if an insurer’s risk-based capital (RBC) ratio, a measure of solvency, falls below certain levels. The NAIC has a standard formula for annually assessing RBC based on the various risk factors related to an insurance company’s capital and surplus, including insurance, business, asset and interest rate risks. The insurance regulators monitor the level of RBC against a statutory “authorized control level” RBC at which point regulators have the option to assume control of the insurance company. The company action level RBC is 200% of the authorized control level and is the first point at which any action would be triggered. Our adjusted capital and RBC is reported to our insurance regulators annually based on formulas that may be revised throughout the year. We estimate our adjusted capital and RBC quarterly; however, these estimates may differ from annual results should the regulatory calculations change. As of March 31, 2018, Farm Bureau Life’s statutory total adjusted capital is estimated at $658.6 million, resulting in a RBC ratio of 543%, based on company action level capital of $121.2 million.

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

Contractual Obligations

In the normal course of business, we enter into insurance contracts, financing transactions, lease agreements or other commitments that are necessary or beneficial to our operations. These commitments may obligate us to certain cash flows during future periods. There have been no material changes to our total contractual obligations since December 31, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks of Financial Instruments

There have been no material changes in the market risks from the information provided in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Form 10-K for the fiscal year ended December 31, 2017.

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

Our internal control over financial reporting changes from time-to-time as we modify and enhance our systems and processes to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. While changes have taken place in our internal controls during the quarter ended March 31, 2018, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

The performance of our company is subject to a variety of risks that you should review. Occurrence of these risks could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. Please refer to Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Repurchases of Equity Securities

The following table sets forth issuer purchases of equity securities for the quarter ended March 31, 2018.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 through January 31, 2018	2,572	$69.98	2,572	$49,028,863
February 1, 2018 through February 28, 2018	39,116	68.38	39,116	$46,354,030
March 1, 2018 through March 31, 2018	57,624	68.57	57,624	$50,000,000
Total	99,312	$68.54

Activity in this table represents Class A common shares repurchased by the Company in connection with the repurchase program announced on March 3, 2016, which expired on March 31, 2018. On March 1, 2018 a new $50.0 million program was authorized commencing on March 31, 2018 and remaining open through March 31, 2022. The program authorizes us to make repurchases of Class A common stock in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. Completion of the program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares, if any, that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

ITEM 6. EXHIBITS

(a) Exhibits:

10.1*+	Form of 2018 Restricted Stock Unit Agreement between the Company and its executive officers
10.2*+	Form of 2018 Restricted Stock Unit Agreement between the Company and participants (other than executive officers)
10.3*+	Form of 2018 Restricted Surplus Unit Agreement between the Company and its executive officers
10.4*+	Form of 2018 Restricted Surplus Unit Agreement between the Company and participants (other than executive officers)
31.1+	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101+#
Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language) from FBL Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 as follows: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Financial Statements

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

Date: May 3, 2018

FBL FINANCIAL GROUP, INC.

By	/s/ James P. Brannen
James P. Brannen
Chief Executive Officer (Principal Executive Officer)

By	/s/ Donald J. Seibel
Donald J. Seibel
Chief Financial Officer and Treasurer (Principal Financial Officer)

By	/s/ Anthony J. Aldridge
Anthony J. Aldridge
Chief Accounting Officer (Principal Accounting Officer)