Form 10-Q
period 2018-06-30
FBL FINANCIAL GROUP INC
filed 2018-08-02
CIK 1012771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Title of each class	Outstanding at July 31, 2018
Class A Common Stock, without par value	24,806,796
Class B Common Stock, without par value	11,413

(This page has been intentionally left blank.)

FBL FINANCIAL GROUP, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

ITEM 1. FINANCIAL STATEMENTS

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	June 30, 2018	December 31, 2017
Assets
Investments:
Fixed maturities - available for sale, at fair value (amortized cost: 2018 - $6,922,505; 2017 - $6,757,250)	$7,173,415	$7,291,967
Equity securities at fair value (cost: 2018 - $99,279; 2017 - $96,715)	104,026	104,145
Mortgage loans	982,987	971,812
Real estate	1,543	1,543
Policy loans	194,838	191,398
Short-term investments	15,141	17,007
Other investments	44,724	42,371
Total investments	8,516,674	8,620,243

Cash and cash equivalents	23,705	52,696
Securities and indebtedness of related parties	127,876	130,240
Accrued investment income	75,044	76,468
Amounts receivable from affiliates	8,200	3,561
Reinsurance recoverable	103,032	108,948
Deferred acquisition costs	387,527	302,611
Value of insurance in force acquired	8,880	4,560
Current income taxes recoverable	—	3,269
Other assets	106,722	112,054
Assets held in separate accounts	638,061	651,963

Total assets	$9,995,721	$10,066,613

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

	June 30, 2018	December 31, 2017
Liabilities and stockholders’ equity
Liabilities:
Future policy benefits:
Interest sensitive products	$5,417,955	$5,299,961
Traditional life insurance and accident and health products	1,775,968	1,750,504
Other policy claims and benefits	46,681	44,475
Supplementary contracts without life contingencies	312,399	322,630
Advance premiums and other deposits	265,763	267,023
Amounts payable to affiliates	1,299	1,164
Short-term debt payable to non-affiliates	27,000	—
Long-term debt payable to non-affiliates	97,000	97,000
Current income taxes payable	2,984	—
Deferred income taxes	88,993	131,912
Other liabilities	93,930	111,131
Liabilities related to separate accounts	638,061	651,963
Total liabilities	8,768,033	8,677,763

Stockholders’ equity:
FBL Financial Group, Inc. stockholders’ equity:
Preferred stock, without par value, at liquidation value - authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 24,806,796 shares in 2018 and 24,919,113 shares in 2017	153,114	153,589
Class B common stock, without par value - authorized 1,500,000 shares, issued and outstanding 11,413 shares in 2018 and 2017	72	72
Accumulated other comprehensive income	131,081	284,983
Retained earnings	940,389	947,148
Total FBL Financial Group, Inc. stockholders’ equity	1,227,656	1,388,792
Noncontrolling interest	32	58
Total stockholders’ equity	1,227,688	1,388,850
Total liabilities and stockholders’ equity	$9,995,721	$10,066,613

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues:
Interest sensitive product charges	$30,906	$29,456	$61,004	$58,657
Traditional life insurance premiums	51,091	50,262	100,588	98,696
Net investment income	103,974	103,908	204,996	204,902
Net realized capital gains (losses)	841	921	(906)	518
Net other-than-temporary impairment losses recognized in earnings	(504)	—	(1,799)	(66)
Other income	3,637	4,450	8,237	8,210
Total revenues	189,945	188,997	372,120	370,917

Benefits and expenses:
Interest sensitive product benefits	62,637	58,251	123,982	121,011
Traditional life insurance benefits	43,725	42,610	89,181	85,564
Policyholder dividends	2,560	2,557	5,111	5,110
Underwriting, acquisition and insurance expenses	37,210	36,341	76,787	70,694
Interest expense	1,213	1,213	2,426	2,425
Other expenses	5,627	4,740	11,220	8,891
Total benefits and expenses	152,972	145,712	308,707	293,695
	36,973	43,285	63,413	77,222
Income taxes	(6,650)	(13,891)	(11,337)	(24,624)
Equity income, net of related income taxes	2,087	2,924	3,942	6,155
Net income	32,410	32,318	56,018	58,753
Net loss (income) attributable to noncontrolling interest	18	(27)	41	(29)
Net income attributable to FBL Financial Group, Inc.	$32,428	$32,291	$56,059	$58,724

Earnings per common share	$1.30	$1.29	$2.24	$2.34
Earnings per common share - assuming dilution	$1.30	$1.29	$2.24	$2.34

Cash dividend per common share	$0.46	$0.44	$0.92	$0.88
Special cash dividend per common share	$—	$—	$1.50	$1.50

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income	$32,410	$32,318	$56,018	$58,753
Other comprehensive income (loss) (1)
Change in net unrealized investment gains/losses	(55,797)	46,570	(148,951)	62,431
Change in underfunded status of postretirement benefit plans	267	189	529	371
Total other comprehensive income (loss), net of tax	(55,530)	46,759	(148,422)	62,802
Total comprehensive income (loss), net of tax	(23,120)	79,077	(92,404)	121,555
Comprehensive (income) loss attributable to noncontrolling interest	18	(27)	41	(29)
Total comprehensive income (loss) applicable to FBL Financial Group, Inc.	$(23,102)	$79,050	$(92,363)	$121,526

(1)
Other comprehensive income (loss) is recorded net of deferred income taxes and other adjustments for assumed changes in deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands)

	FBL Financial Group, Inc. Stockholders’ Equity
	Series B Preferred Stock	Class A and Class B Common Stock	Accumulated Other Comprehensive Income	Retained Earnings	Non- controlling Interest	Total Stockholders’ Equity
Balance at January 1, 2017	$3,000	$152,975	$149,555	$882,672	$56	$1,188,258
Net income - six months ended June 30, 2017	—	—	—	58,724	29	58,753
Other comprehensive income	—	—	62,802	—	—	62,802
Issuance of common stock under compensation plans	—	440	—	—	—	440
Dividends on preferred stock	—	—	—	(75)	—	(75)
Dividends on common stock	—	—	—	(59,309)	—	(59,309)
Balance at June 30, 2017	$3,000	$153,415	$212,357	$882,012	$85	$1,250,869

Balance at January 1, 2018	$3,000	$153,661	$284,983	$947,148	$58	$1,388,850
Cumulative effect of change in accounting principle related to net unrealized gains on equity securities	—	—	(5,480)	5,480	—	—
Net income - six months ended June 30, 2018	—	—	—	56,059	(41)	56,018
Other comprehensive loss	—	—	(148,422)	—	—	(148,422)
Issuance of common stock under compensation plans	—	320	—	—	—	320
Purchase of common stock	—	(795)	—	(8,054)	—	(8,849)
Dividends on preferred stock	—	—	—	(75)	—	(75)
Dividends on common stock	—	—	—	(60,169)	—	(60,169)
Receipts related to noncontrolling interest	—	—	—	—	15	15
Balance at June 30, 2018	$3,000	$153,186	$131,081	$940,389	$32	$1,227,688

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Six months ended June 30,
	2018	2017
Operating activities
Net income	$56,018	$58,753
Adjustments to reconcile net income to net cash provided by operating activities:
Interest credited to account balances	82,699	79,938
Charges for mortality, surrenders and administration	(60,081)	(58,037)
Net realized (gains) losses on investments	2,705	(452)
Change in fair value of derivatives	(3,089)	(2,466)
Increase in liabilities for life insurance and other future policy benefits	38,308	43,282
Deferral of acquisition costs	(22,244)	(21,908)
Amortization of deferred acquisition costs and value of insurance in force	20,318	16,565
Change in reinsurance recoverable	5,097	(2,728)
Provision for deferred income taxes	(3,466)	1,054
Other	10,971	6,787
Net cash provided by operating activities	127,236	120,788

Investing activities
Sales, maturities or repayments:
Fixed maturities - available for sale	352,051	293,162
Equity securities - available for sale	—	8,928
Mortgage loans	36,861	28,584
Derivative instruments	8,912	5,892
Policy loans	19,030	19,410
Securities and indebtedness of related parties	3,064	3,859
Real estate	—	717
Other long-term investments	3,524	14
Acquisitions:
Fixed maturities - available for sale	(529,344)	(294,258)
Equity securities - available for sale	(2,283)	(1,102)
Mortgage loans	(47,936)	(90,450)
Derivative instruments	(7,049)	(4,557)
Policy loans	(22,470)	(19,786)
Securities and indebtedness of related parties	(8,476)	(6,859)
Other long-term investments	(6,531)	—
Short-term investments, net change	1,866	(13,273)
Purchases and disposals of property and equipment, net	(6,067)	(5,954)
Net cash used in investing activities	(204,848)	(75,673)

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Six months ended June 30,
	2018	2017
Financing activities
Contract holder account deposits	$402,751	$263,551
Contract holder account withdrawals	(311,878)	(239,237)
Dividends paid	(60,244)	(59,384)
Proceeds from issuance of short-term debt	27,000	—
Issuance or repurchase of common stock, net	(9,023)	181
Other financing activities	15	—
Net cash provided by (used in) financing activities	48,621	(34,889)
Increase (decrease) in cash and cash equivalents	(28,991)	10,226
Cash and cash equivalents at beginning of period	52,696	33,583
Cash and cash equivalents at end of period	$23,705	$43,809

Supplemental disclosures of cash flow information
Cash (paid) received during the period for:
Interest	$(2,425)	$(2,425)
Income taxes	(20)	(3,602)

See accompanying notes.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2018

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

Operating results for the three- and six-month periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. We encourage you to refer to the notes to our consolidated financial statements included in Item 8 of our Form 10-K for the year ended December 31, 2017 for a complete description of our material accounting policies. Also included in the Form 10-K is a description of areas of judgments and estimates and other information necessary to understand our financial position and results of operations.

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
October 1, 2017
The new guidance was effective for 2018, with early adoption permitted. We adopted the new guidance in 2017 by reporting the reclassification in our Consolidated Statement of Stockholders’ Equity. We consider the remeasurement of deferred tax assets and liabilities a provisional estimate, so any adjustments to this estimate associated with components of AOCI during 2018 would result in additional reclassification. There have been no such adjustments during the six months ended June 30, 2018.

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
January 1, 2018
Upon adoption, we reclassified $5.5 million of net unrealized investment gains, net of adjustments to deferred acquisition costs, interest sensitive policy reserves and income taxes, on our equity securities from AOCI to retained earnings as a cumulative effect adjustment. Adoption resulted in a decrease to net income of $1.9 million ($0.08 per basic and diluted earnings per share) during the six months ended June 30, 2018 and $0.6 million ($0.02 per basic and diluted earnings per share) during the second quarter of 2018.

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

Reclassifications

During the first quarter of 2018, we began reporting our holdings of Federal Home Loan Bank of Des Moines (FHLB) common stock, which we are required to hold as a member of the FHLB system, as other investments rather than equity securities as the stock is restricted in nature. The 2017 consolidated financial statements have been reclassified to conform to the current financial statement presentation.

2. Investment Operations

Fixed Maturity and Equity Securities

Available-For-Sale Fixed Maturity Securities by Investment Category
	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit losses on other-than-temporary impairments (1)
	(Dollars in thousands)
Fixed maturities:
Corporate (2)	$3,259,368	$169,981	$(56,088)	$3,373,261	$—
Residential mortgage-backed	577,566	29,353	(7,450)	599,469	1,788
Commercial mortgage-backed	863,195	19,067	(21,289)	860,973	—
Other asset-backed	770,178	17,452	(3,606)	784,024	1,573
United States Government and agencies	20,491	1,099	(230)	21,360	—
States and political subdivisions	1,431,707	106,026	(3,405)	1,534,328	—
Total fixed maturities	$6,922,505	$342,978	$(92,068)	$7,173,415	$3,361

Available-For-Sale Fixed Maturity and Equity Securities by Investment Category
	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit losses on other-than-temporary impairments (1)
	(Dollars in thousands)
Fixed maturities:
Corporate (2)	$3,374,927	$329,299	$(15,955)	$3,688,271	$(504)
Residential mortgage-backed	483,671	35,890	(3,280)	516,281	339
Commercial mortgage-backed	674,076	34,464	(3,233)	705,307	—
Other asset-backed	818,071	18,645	(3,214)	833,502	845
United States Government and agencies	23,378	1,606	(79)	24,905	—
States and political subdivisions	1,383,127	141,813	(1,239)	1,523,701	—
Total fixed maturities	$6,757,250	$561,717	$(27,000)	$7,291,967	$680

Equity securities:
Non-redeemable preferred stocks	$92,951	$7,146	$(265)	$99,832
Common stocks	3,764	549	—	4,313
Total equity securities	$96,715	$7,695	$(265)	$104,145

(1)
Non-credit losses subsequent to the initial impairment measurement date on other-than-temporary impairment (OTTI) losses are included in the gross unrealized gains and gross unrealized losses columns above. The non-credit loss component of OTTI losses for residential mortgage-backed and other asset-backed securities at June 30, 2018 and December 31, 2017 were in an unrealized gain position due to increases in estimated fair value subsequent to initial recognition of non-credit losses on such securities.

(2)
Corporate securities include hybrid preferred securities with a fair value of $13.7 million at June 30, 2018 and $17.5 million at December 31, 2017. Corporate securities also include redeemable preferred stock with a fair value of $20.6 million at June 30, 2018 and $21.7 million at December 31, 2017.

Available-For-Sale Fixed Maturities by Maturity Date
	June 30, 2018
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$129,205	$132,022
Due after one year through five years	547,317	566,723
Due after five years through ten years	713,103	727,046
Due after ten years	3,321,941	3,503,158
	4,711,566	4,928,949
Mortgage-backed and other asset-backed	2,210,939	2,244,466
Total fixed maturities	$6,922,505	$7,173,415

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Fixed maturities not due at a single maturity date have been included in the above table in the year of final contractual maturity.

Net Unrealized Gains on Investments in Accumulated Other Comprehensive Income
	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Net unrealized appreciation on:
Fixed maturities - available for sale	$250,910	$534,718
Equity securities - available for sale	—	7,430
	250,910	542,148
Adjustments for assumed changes in amortization pattern of:
Deferred acquisition costs	(65,530)	(147,173)
Value of insurance in force acquired	(9,459)	(14,870)
Unearned revenue reserve	7,108	12,705
Adjustments for assumed changes in policyholder liabilities	(4,199)	(18,499)
Provision for deferred income taxes	(37,555)	(78,605)
Net unrealized investment gains	$141,275	$295,706

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

Fixed Maturity Securities with Unrealized Losses by Length of Time
	June 30, 2018
	Less than one year		One year or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$927,826	$(36,269)	$164,984	$(19,819)	$1,092,810	$(56,088)	60.9%
Residential mortgage-backed	245,127	(6,475)	27,229	(975)	272,356	(7,450)	8.1
Commercial mortgage-backed	442,114	(18,046)	29,415	(3,243)	471,529	(21,289)	23.1
Other asset-backed	299,747	(2,234)	67,874	(1,372)	367,621	(3,606)	3.9
United States Government and agencies	5,010	(180)	1,846	(50)	6,856	(230)	0.3
States and political subdivisions	103,189	(1,829)	17,393	(1,576)	120,582	(3,405)	3.7
Total fixed maturities	$2,023,013	$(65,033)	$308,741	$(27,035)	$2,331,754	$(92,068)	100.0%

Fixed Maturity and Equity Securities with Unrealized Losses by Length of Time
	December 31, 2017
	Less than one year		One year or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$85,019	$(1,261)	$183,820	$(14,694)	$268,839	$(15,955)	59.1%
Residential mortgage-backed	76,393	(1,757)	31,779	(1,523)	108,172	(3,280)	12.1
Commercial mortgage-backed	151,158	(2,078)	16,398	(1,155)	167,556	(3,233)	12.0
Other asset-backed	159,111	(2,006)	71,064	(1,208)	230,175	(3,214)	11.9
United States Government and agencies	5,698	(47)	1,864	(32)	7,562	(79)	0.3
States and political subdivisions	5,904	(96)	20,505	(1,143)	26,409	(1,239)	4.6
Total fixed maturities	$483,283	$(7,245)	$325,430	$(19,755)	$808,713	$(27,000)	100.0%

Equity securities:
Non-redeemable preferred stocks	$2,819	$(71)	$4,807	$(194)	$7,626	$(265)
Total equity securities	$2,819	$(71)	$4,807	$(194)	$7,626	$(265)

Fixed maturities in the above tables include 642 securities from 406 issuers at June 30, 2018 and 247 securities from 154 issuers at December 31, 2017.

Unrealized losses increased during the six months ended June 30, 2018 due to higher Treasury rates and wider credit spreads. We do not consider securities to be OTTI when the market decline is attributable to factors such as interest rate movements, market volatility, liquidity, spread widening and credit quality when recovery of all amounts due under the contractual terms of the security is anticipated. Based on our intent not to sell or our belief that we will not be required to sell these securities before recovery of their amortized cost basis, we do not consider these investments to be OTTI at June 30, 2018. We will continue to monitor the investment portfolio for future changes in issuer facts and circumstances that could result in future impairments beyond those currently identified.

Our largest unrealized loss was from an oil field service provider and totaled $2.0 million at June 30, 2018.

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

Credit Loss Component of Other-Than-Temporary Impairments on Fixed Maturities
	Six months ended June 30,
	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$(12,392)	$(14,500)
Reductions due to investments sold or paid down	3,369	829
Reduction for credit loss that no longer has a portion of the OTTI loss recognized in other comprehensive income	2,529	587
Balance at end of period	$(6,494)	$(13,084)

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

Realized Gains (Losses) - Recorded in Income
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Realized gains (losses) on sales of investments
Fixed maturities:
Gross gains	$1,713	$1,081	$1,796	$1,205
Gross losses	(1)	(414)	(1)	(941)
Equity securities	—	(90)	—	(90)
Other long-term investments	(5)	40	(18)	40
Real estate	—	304	—	304
	1,707	921	1,777	518
Net unrealized losses recognized during the period on equity securities held at the end of the period (1)	(866)	—	(2,683)	—
Net realized gains (losses)	841	921	(906)	518

Impairment losses recognized in earnings:
Other credit-related (2)	(504)	—	(1,799)	(66)
Net realized gains (losses) on investments recorded in income	$337	$921	$(2,705)	$452

(1)	See Note 1 to our consolidated financial statements for discussion of change in accounting policy for equity securities during the quarter.

(2)
Amount represents credit-related losses for fixed maturities written down to fair value through income and impairment losses related to investments accounted for under the equity method of accounting, which are included in securities and indebtedness of related parties within our consolidated balance sheets.

Proceeds from sales of fixed maturities totaled $56.3 million during the six months ended June 30, 2018 and $85.1 million during the six months ended June 30, 2017.

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

Any loan delinquent on contractual payments is considered non-performing. Mortgage loans are placed on non-accrual status if we have concerns regarding the collectability of future payments. Interest income on non-performing loans is generally recognized on a cash basis. Once mortgage loans are classified as non-accrual loans, the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan has been restructured such that the collection of interest is considered likely. At June 30, 2018 and December 31, 2017, there were no non-performing loans over 90 days past due on contractual payments. At June 30, 2018, we had committed to provide additional funding for mortgage loans totaling $16.2 million. These commitments arose in the normal course of business at terms that are comparable to similar investments.

Mortgage Loans by Collateral Type
	June 30, 2018		December 31, 2017
Collateral Type	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
Office	$415,920	42.3%	$410,090	42.2%
Retail	295,997	30.1	292,257	30.1
Industrial	208,815	21.2	207,180	21.3
Other	62,255	6.4	62,285	6.4
Total	$982,987	100.0%	$971,812	100.0%

Mortgage Loans by Geographic Location within the United States
	June 30, 2018		December 31, 2017
Region of the United States	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
South Atlantic	$278,061	28.3%	$296,947	30.5%
Pacific	155,917	15.9	146,320	15.0
West North Central	124,177	12.6	127,096	13.1
Mountain	103,331	10.5	105,627	10.9
East North Central	102,597	10.4	91,971	9.5
West South Central	92,322	9.4	85,566	8.8
East South Central	66,063	6.7	67,228	6.9
New England	34,286	3.5	35,005	3.6
Middle Atlantic	26,233	2.7	16,052	1.7
Total	$982,987	100.0%	$971,812	100.0%

Mortgage Loans by Loan-to-Value Ratio
	June 30, 2018		December 31, 2017
Loan-to-Value Ratio	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
0% - 50%	$381,586	38.8%	$334,037	34.4%
51% - 60%	250,732	25.5	258,359	26.6
61% - 70%	310,805	31.6	297,404	30.6
71% - 80%	21,212	2.2	63,116	6.5
81% - 90%	18,652	1.9	18,896	1.9
Total	$982,987	100.0%	$971,812	100.0%

The loan-to-value ratio is determined using the most recent appraised value. Appraisals are updated periodically when there is indication of a possible significant collateral decline or there are loan modifications or refinance requests.

Mortgage Loans by Year of Origination
	June 30, 2018		December 31, 2017
Year of Origination	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
2018	$46,500	4.6%	$—	—%
2017	211,055	21.5	214,365	22.1
2016	151,923	15.5	154,359	15.9
2015	135,616	13.8	144,890	14.9
2014	76,363	7.8	77,866	8.0
2013 and prior	361,530	36.8	380,332	39.1
Total	$982,987	100.0%	$971,812	100.0%

Impaired Mortgage Loans
	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Unpaid principal balance	$18,826	$19,027
Less:
Related allowance	(397)	(497)
Carrying value of impaired mortgage loans	$18,429	$18,530

Allowance on Mortgage Loans
	Six months ended June 30,
	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$497	$713
Recoveries	(100)	(98)
Balance at end of period	$397	$615

Mortgage Loan Modifications

Our commercial mortgage loan portfolio can include loans that have been modified. We assess loan modifications on a loan-by-loan basis to evaluate whether a troubled debt restructuring has occurred. Generally, the types of concessions include: reduction of the contractual interest rate to a below-market rate, extension of the maturity date and/or a reduction of accrued interest. The amount, timing and extent of the concession granted is considered in determining if an impairment loss is needed for the restructuring. There were no loan modifications during the six months ended June 30, 2018 or June 30, 2017.

Low Income Housing Tax Credit Investments (LIHTC)

We invest in non-guaranteed federal LIHTC that are included in securities and indebtedness of related parties in the consolidated balance sheets. These investments take the form of limited partnerships, which in turn invest in a number of low income housing projects. We use the equity method of accounting for these investments. The limited partnerships generate pre-tax operating losses primarily from the depreciation of the underlying properties, but after-tax gains as the related tax credits are realized and the operating losses are deducted. The timing of the realization of tax credits is subject to fluctuation from period to period due to the timing of housing project completions and the approval of tax credits. Impairment losses may occur when the carrying value of the limited partnership exceeds the future tax benefits. We recognized $0.8 million of impairment losses on these investments during the first six months of 2018, which is reported as other-than-temporary impairment losses in the consolidated statement of operations. The Tax Act did not impact the tax credits we expect to receive from these investments. Equity income, however, was lower as a result of the Tax Act by $0.9 million during the second quarter 2018, and $2.3 million for the six months ended June 30, 2018 due to impairment losses recorded by the underlying partnerships in their fourth quarter earnings. Equity income from LIHTC is generally recorded one quarter in arrears as financial information becomes available from the investee. The carrying value of our LIHTC totaled $75.4 million at June 30, 2018 and $82.4 million at December 31, 2017.

LIHTC Equity Income (Loss), Net of Related Income Taxes
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Equity losses from LIHTC	$(3,304)	$(2,938)	$(6,309)	$(4,743)
Income tax benefits:
Tax benefits from equity losses	694	1,028	1,325	1,660
Investment tax credits	3,558	3,568	7,127	7,097
Equity income from LIHTC, net of related income tax benefits	$948	$1,658	$2,143	$4,014

At June 30, 2018, we had committed to provide additional funds for limited partnerships and limited liability companies in which we invest. The amounts of these unfunded commitments totaled $43.4 million, including $1.6 million for LIHTC commitments, which are summarized by year in the following table.

LIHTC Commitments by Year
June 30, 2018
(Dollars in thousands)
2018	$472
2019	248
2020-2025	884
Total	$1,604

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

We have reviewed the circumstances surrounding our investments in VIEs, which are classified as securities and indebtedness of related parties and consist of LIHTC, limited partnerships or limited liability companies accounted for under the equity method. In addition, we have reviewed the ownership interests in our VIEs and determined that we do not hold direct majority ownership or have other contractual rights (such as kick out rights) that give us effective control over these entities resulting in us having both the power to direct activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. The maximum loss exposure relative to our VIEs is limited to the carrying value and any unfunded commitments that exist for each particular VIE. We also have not provided additional support or other guarantees that was not previously contractually required (financial or otherwise) to any of the VIEs as of June 30, 2018 or December 31, 2017. Based on this analysis, none of our VIEs were required to be consolidated for any reporting periods presented in this Form 10-Q.

VIE Investments by Category
	June 30, 2018		December 31, 2017
	Carrying Value	Maximum Exposure to Loss	Carrying Value	Maximum Exposure to Loss
	(Dollars in thousands)
LIHTC	$75,374	$76,978	$82,417	$84,103
Investment companies	31,300	62,706	25,335	62,372
Real estate limited partnerships	9,317	19,463	8,589	20,590
Other	724	918	1,182	1,488
Total	$116,715	$160,065	$117,523	$168,553

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

Derivatives Instruments by Type
	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Assets
Freestanding derivatives:
Call options (reported in other investments)	$14,002	$14,824
Embedded derivatives:
Modified coinsurance (reported in reinsurance recoverable)	1,145	2,125
Interest-only security (reported in fixed maturities)	1,624	2,096
Total assets	$16,771	$19,045

Liabilities
Embedded derivatives:
Indexed annuity and universal life products (reported in liability for future policy benefits)	$32,969	$27,774
Modified coinsurance agreements (reported in other liabilities)	106	268
Total liabilities	$33,075	$28,042

Derivative Income (Loss)
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Change in fair value of free standing derivatives:
Call options	$2,193	$1,400	$1,041	$3,765
Change in fair value of embedded derivatives:
Modified coinsurance agreements	125	(12)	(818)	(1,422)
Interest-only security	(44)	(174)	(79)	(195)
Indexed annuity and universal life products	281	(91)	2,945	318
Total income from derivatives	$2,555	$1,123	$3,089	$2,466

Derivative income is reported in net investment income except for the change in fair value of the embedded derivatives on our indexed annuity and universal life products, which is reported in interest sensitive product benefits.

We are exposed to credit losses in the event of nonperformance of the derivative counterparties. This credit risk is minimized by purchasing such agreements from financial institutions with high credit ratings (currently rated A or better by nationally recognized statistical rating organizations). We have also entered into credit support agreements with the counterparties requiring them to post collateral when net exposures exceed pre-determined thresholds that vary by counterparty. The net amount of such exposure is essentially the market value less collateral held for such agreements with each counterparty. The call options are supported by securities collateral received of $9.5 million at June 30, 2018, which is held in a separate custodial account. Subject to certain constraints, we are permitted to sell or re-pledge this collateral, but do not have legal rights to the collateral; accordingly, it has not been recorded on our balance sheet. At June 30, 2018, none of the collateral had been sold or re-pledged. As of June 30, 2018, our net derivative exposure was $4.8 million.

3. Fair Values

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

The following methods and assumptions were used in estimating the fair value of our financial instruments measured at fair value on a recurring basis:

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

Other investments:

Level 2 other investments measured at fair value include call options with fair values based on counterparty market prices adjusted for a credit component of the counterparty, net of collateral received.

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

Future policy benefits-indexed product embedded derivatives:

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

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels
	June 30, 2018
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair Value
	(Dollars in thousands)
Assets
Fixed maturities:
Corporate securities	$—	$3,342,791	$30,470	$3,373,261
Residential mortgage-backed securities	—	575,529	23,940	599,469
Commercial mortgage-backed securities	—	773,606	87,367	860,973
Other asset-backed securities	—	767,725	16,299	784,024
United States Government and agencies	8,403	12,957	—	21,360
States and political subdivisions	—	1,534,328	—	1,534,328
Total fixed maturities	8,403	7,006,936	158,076	7,173,415
Non-redeemable preferred stocks	—	90,269	7,056	97,325
Common stocks (1)	5,395	—	—	5,395
Other investments	—	14,002	—	14,002
Cash, cash equivalents and short-term investments	38,846	—	—	38,846
Reinsurance recoverable	—	1,145	—	1,145
Assets held in separate accounts	638,061	—	—	638,061
Total assets	$690,705	$7,112,352	$165,132	$7,968,189

Liabilities
Future policy benefits - indexed product embedded derivatives	$—	$—	$32,969	$32,969
Other liabilities	—	106	—	106
Total liabilities	$—	$106	$32,969	$33,075

(1)
A private equity fund with a fair value estimate of $1.3 million using net asset value per share as a practical expedient, has not been classified in the fair value hierarchy above per fair value reporting guidance. This fund invests in senior secured middle market loans and has unfunded commitments totaling $8.7 million at June 30, 2018. The investment is not currently eligible for redemption.

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels
	December 31, 2017
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair Value
	(Dollars in thousands)
Assets
Fixed maturities:
Corporate securities	$—	$3,654,671	$33,600	$3,688,271
Residential mortgage-backed securities	—	507,157	9,124	516,281
Commercial mortgage-backed securities	—	619,606	85,701	705,307
Other asset-backed securities	—	780,022	53,480	833,502
United States Government and agencies	9,078	15,827	—	24,905
States and political subdivisions	—	1,523,701	—	1,523,701
Total fixed maturities	9,078	7,100,984	181,905	7,291,967
Non-redeemable preferred stocks	—	92,425	7,407	99,832
Common stocks	4,313	—	—	4,313
Other investments	—	14,824	—	14,824
Cash, cash equivalents and short-term investments	69,703	—	—	69,703
Reinsurance recoverable	—	2,125	—	2,125
Assets held in separate accounts	651,963	—	—	651,963
Total assets	$735,057	$7,210,358	$189,312	$8,134,727

Liabilities
Future policy benefits - indexed product embedded derivatives	$—	$—	$27,774	$27,774
Other liabilities	—	268	—	268
Total liabilities	$—	$268	$27,774	$28,042

Level 3 Assets by Valuation Source - Recurring Basis
	June 30, 2018
	Third-party vendors	Priced internally	Fair Value
	(Dollars in thousands)
Corporate securities	$2,257	$28,213	$30,470
Residential mortgage-backed securities	23,940	—	23,940
Commercial mortgage-backed securities	78,376	8,991	87,367
Other asset-backed securities	16,299	—	16,299
Non-redeemable preferred stocks	—	7,056	7,056
Total assets	$120,872	$44,260	$165,132
Percent of total	73.2%	26.8%	100.0%

	December 31, 2017
	Third-party vendors	Priced internally	Fair Value
	(Dollars in thousands)
Corporate securities	$4,555	$29,045	$33,600
Residential mortgage-backed securities	9,124	—	9,124
Commercial mortgage-backed securities	85,701	—	85,701
Other asset-backed securities	47,080	6,400	53,480
Non-redeemable preferred stocks	—	7,407	7,407
Total assets	$146,460	$42,852	$189,312
Percent of total	77.4%	22.6%	100.0%

Quantitative Information about Level 3 Fair Value Measurements - Recurring Basis
	June 30, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$20,376	Discounted cash flow	Credit spread	0.98% - 5.52% (3.17%)
Commercial mortgage-backed	62,694	Discounted cash flow	Credit spread	1.42% - 3.65% (2.34%)
Non-redeemable preferred stocks	7,056	Discounted cash flow	Credit spread	3.57% (3.57%)
Total assets	$90,126

Liabilities
Future policy benefits - indexed product embedded derivatives	$32,969	Discounted cash flow	Credit risk Risk margin	0.60% - 1.75% (1.15%) 0.15% - 0.40% (0.25%)

	December 31, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$27,682	Discounted cash flow	Credit spread	0.91% - 6.20% (4.17%)
Commercial mortgage-backed	72,224	Discounted cash flow	Credit spread	1.40% - 4.10% (2.50%)
Non-redeemable preferred stocks	7,407	Discounted cash flow	Credit spread	2.94% (2.94%)
Total assets	$107,313

Liabilities
Future policy benefits - indexed product embedded derivatives	$27,774	Discounted cash flow	Credit risk Risk margin	0.40% - 1.60% (0.90%) 0.15% - 0.40% (0.25%)

The tables above exclude certain securities with the fair value based on non-binding broker quotes for which we could not reasonably obtain the quantitative unobservable inputs.

Level 3 Financial Instruments Changes in Fair Value - Recurring Basis
	June 30, 2018
				Realized and unrealized gains (losses), net
	Balance, December 31, 2017	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Amort-ization included in net income	Balance, June 30, 2018
	(Dollars in thousands)
Assets
Corporate securities	$33,600	$—	$(7,682)	$—	$(812)	$7,082	$(2,000)	$282	$30,470
Residential mortgage-backed securities	9,124	23,940	—	—	—	—	(9,124)	—	23,940
Commercial mortgage-backed securities	85,701	35,531	(423)	—	(2,590)	—	(30,826)	(26)	87,367
Other asset-backed securities	53,480	20,255	(2,106)	—	13	—	(55,343)	—	16,299
Non-redeemable preferred stocks	7,407	—	—	—	(351)	—	—	—	7,056
Total assets	$189,312	$79,726	$(10,211)	$—	$(3,740)	$7,082	$(97,293)	$256	$165,132

Liabilities
Future policy benefits - indexed product embedded derivatives	$27,774	$5,226	$(2,476)	$2,445	$—	$—	$—	$—	$32,969

Level 3 Financial Instruments Changes in Fair Value - Recurring Basis

	June 30, 2017
				Realized and unrealized gains (losses), net
	Balance, December 31, 2016	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Amort-ization included in net income	Balance, June 30, 2017
	(Dollars in thousands)
Assets
Corporate securities	$59,119	$—	$(3,311)	$—	$(778)	$4,408	$(22,877)	$(20)	$36,541
Residential mortgage-backed securities	—	21,326	—	—	(1)	—	(15,307)	1	6,019
Commercial mortgage-backed securities	81,434	5,723	(394)	—	6,547	—	(14,544)	(42)	78,724
Other asset-backed securities	54,368	63,542	(3,921)	—	269	10,959	(26,817)	(12)	98,388
Non-redeemable preferred stocks	7,411	—	—	—	114	—	—	—	7,525
Total assets	$202,332	$90,591	$(7,626)	$—	$6,151	$15,367	$(79,545)	$(73)	$227,197

Liabilities
Future policy benefits - indexed product embedded derivatives	$15,778	$3,566	$(909)	$3,860	$—	$—	$—	$—	$22,295

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

The Company has other financial assets and financial liabilities that are not carried at fair value but for which fair value disclosure is required. The following table presents the carrying value, fair value and fair value hierarchy level of these financial assets and financial liabilities.

Valuation of our Financial Instruments Not Reported at Fair Value by Hierarchy Levels
	June 30, 2018
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair Value	Carrying Value
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$979,716	$979,716	$982,987
Policy loans	—	—	232,375	232,375	194,838
Other investments	—	—	31,753	31,753	30,722
Total assets	$—	$—	$1,243,844	$1,243,844	$1,208,547

Liabilities
Future policy benefits	$—	$—	$4,010,881	$4,010,881	$4,261,390
Supplementary contracts without life contingencies	—	—	308,067	308,067	312,399
Advance premiums and other deposits	—	—	257,939	257,939	257,939
Short-term debt	—	—	27,000	27,000	27,000
Long-term debt	—	—	82,266	82,266	97,000
Liabilities related to separate accounts	—	—	636,205	636,205	638,061
Total liabilities	$—	$—	$5,322,358	$5,322,358	$5,593,789

	December 31, 2017
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair Value	Carrying Value
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$989,503	$989,503	$971,812
Policy loans	—	—	236,223	236,223	191,398
Other investments	—	—	28,619	28,619	27,547
Total assets	$—	$—	$1,254,345	$1,254,345	$1,190,757

Liabilities
Future policy benefits	$—	$—	$4,119,880	$4,119,880	$4,164,593
Supplementary contracts without life contingencies	—	—	327,151	327,151	322,630
Advance premiums and other deposits	—	—	259,099	259,099	259,099
Long-term debt	—	—	78,628	78,628	97,000
Liabilities related to separate accounts	—	—	649,610	649,610	651,963
Total liabilities	$—	$—	$5,434,368	$5,434,368	$5,495,285

Level 3 Financial Instruments Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis, generally mortgage loans or real estate that have been deemed to be impaired during the reporting period. There were no mortgage loans or real estate impaired to fair value during the six months ended June 30, 2018 or June 30, 2017.

4. Defined Benefit Plan

We participate with affiliates and an unaffiliated organization in defined benefit pension plans, including a multiemployer plan. Our share of net periodic pension cost for the plans is recorded as expense in our consolidated statements of operations.

Components of Net Periodic Pension Cost for FBL and Affiliates Combined - Multiemployer Plan
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Service cost	$1,493	$1,388	$2,986	$2,776
Interest cost	3,410	3,531	6,821	7,062
Expected return on assets	(5,562)	(4,796)	(11,124)	(9,592)
Amortization of prior service cost	12	33	23	66
Amortization of actuarial loss	3,127	2,530	6,254	5,060
Net periodic pension cost	$2,480	$2,686	$4,960	$5,372

FBL Financial Group, Inc. share of net periodic pension costs	$760	$851	$1,520	$1,702

Components of Net Periodic Pension Cost for FBL and Affiliates Combined - Other Plans
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Service cost	$134	$109	$269	$218
Interest cost	239	251	479	502
Amortization of actuarial loss	339	293	677	586
Net periodic pension cost	$712	$653	$1,425	$1,306

FBL Financial Group, Inc. share of net periodic pension costs	$417	$388	$835	$776

5. Income Taxes

The Tax Act made broad changes to the U.S. tax code impacting our companies, including reducing the federal corporate tax rate from 35% to 21% and numerous base-broadening provisions. We recorded a provisional estimate of the impact of the Tax Act on our deferred tax assets and liabilities as of December 31, 2017. As of June 30, 2018, little guidance regarding the Tax Act has been issued and a number of the Tax Act’s provisions still contain some level of uncertainty.

Our income tax provisions and deferred income taxes at June 30, 2018 reflect the lower corporate tax rate and the other provisions of the Tax Act, based on our current understanding of the legislation. Certain provisional estimates used in the determination of deferred tax assets and liabilities at December 31, 2017 have been updated during the first six months of 2018, including the determination of the 8-year transition liability related to tax reserves. The adjustments to these estimates only affected the classification of items on the balance sheet and did not impact net income for the first six months of 2018 or total equity as of June 30, 2018. As additional guidance and information is provided, these estimates will continue to be updated as needed.

6. Credit Arrangements

Short-term debt as of June 30, 2018 consists of two short-term advances, collateralized by fixed maturity securities, payable to FHLB totaling $27.0 million. The advances included an $8.0 million advance on June 29, 2018 that was paid off on July 2, 2018, with an interest rate of 2.10% and a $19.0 million advance on June 29, 2018 that was paid off on July 16, 2018, with a weighted average interest rate of 2.13%.

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

8. Stockholders’ Equity

Share Repurchases

We periodically repurchase our Class A common stock under programs approved by our Board of Directors. These repurchase programs authorize us to make repurchases in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. Under these programs, we repurchased 129,011 shares for $8.8 million during the six months ended June 30, 2018. No repurchases were made during the six months ended June 30, 2017. Completion of the current program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice. At June 30, 2018, $48.0 million remains available for repurchase under the active repurchase program.

Special Dividends

In March 2018, the Board of Directors approved a special $1.50 per share cash dividend payable to Class A and Class B common shareholders totaling $37.3 million. In March 2017, the Board of Directors approved a special $1.50 per share cash dividend payable to Class A and Class B common shareholders totaling $37.4 million.

Reconciliation of Outstanding Common Stock
	Class A		Class B		Total
	Shares	Dollars	Shares	Dollars	Shares	Dollars
	(Dollars in thousands)
Outstanding at January 1, 2017	24,882,542	$152,903	11,413	$72	24,893,955	$152,975
Issuance of common stock under compensation plans	34,613	440	—	—	34,613	440
Outstanding at June 30, 2017	24,917,155	$153,343	11,413	$72	24,928,568	$153,415

Outstanding at January 1, 2018	24,919,113	$153,589	11,413	$72	24,930,526	$153,661
Issuance of common stock under compensation plans	16,694	320	—	—	16,694	320
Purchase of common stock	(129,011)	(795)	—	—	(129,011)	(795)
Outstanding at June 30, 2018	24,806,796	$153,114	11,413	$72	24,818,209	$153,186

Accumulated Other Comprehensive Income, Net of Tax and Other Offsets
	Unrealized Net Investment Gains (Losses) on Available For Sale Securities (1)	Accumulated Non-Credit Impairment Losses (1)	Underfunded Status of Postretirement Benefit Plans	Total
	(Dollars in thousands)
Balance at January 1, 2017	$156,963	$311	$(7,719)	$149,555
Other comprehensive income before reclassifications	61,285	1,201	—	62,486
Reclassification adjustments	(55)	—	371	316
Balance at June 30, 2017	$218,193	$1,512	$(7,348)	$212,357

Balance at January 1, 2018	$295,169	$537	$(10,723)	$284,983
Net unrealized gains on equity securities (2)	(5,480)	—	—	(5,480)
Other comprehensive income (loss) before reclassifications	(149,645)	2,118	—	(147,527)
Reclassification adjustments	(1,424)	—	529	(895)
Balance at June 30, 2018	$138,620	$2,655	$(10,194)	$131,081

(1)
Includes the impact of taxes, deferred acquisition costs, value of insurance in force acquired, unearned revenue reserves and policyholder liabilities. See Note 2 to our consolidated financial statements for further information.

(2)	See Note 1 to our consolidated financial statements for further discussion on this one-time adjustment related to an accounting change.

Accumulated Other Comprehensive Income Reclassification Adjustments
	Six months ended June 30, 2018
	Unrealized Net Investment Gains (Losses) on Available For Sale Securities (1)	Accumulated Non-Credit Impairment Losses (1)	Underfunded Status of Postretirement Benefit Plans	Total
	(Dollars in thousands)
Realized capital gains on sales of investments	$(1,795)	$—	$—	$(1,795)
Adjustments for assumed changes in deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	(8)	—	—	(8)
Other expenses - change in unrecognized postretirement items:
Net actuarial loss	—	—	668	668
Reclassifications before income taxes	(1,803)	—	668	(1,135)
Income taxes	379	—	(139)	240
Reclassification adjustments	$(1,424)	$—	$529	$(895)

Accumulated Other Comprehensive Income Reclassification Adjustments
	Six months ended June 30, 2017
	Unrealized Net Investment Gains (Losses) on Available For Sale Securities (1)	Accumulated Non-Credit Impairment Losses (1)	Underfunded Status of Postretirement Benefit Plans	Total
	(Dollars in thousands)
Realized capital losses on sales of investments	$(174)	$—	$—	$(174)
Adjustments for assumed changes in deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	89	—	—	89
Other expenses - change in unrecognized postretirement items:
Net actuarial loss	—	—	571	571
Reclassifications before income taxes	(85)	—	571	486
Income taxes	30	—	(200)	(170)
Reclassification adjustments	$(55)	$—	$371	$316

(1)	See Note 2 to our consolidated financial statements for further information.

9. Earnings per Share

Computation of Earnings per Common Share

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share data)
Numerator:
Net income attributable to FBL Financial Group, Inc.	$32,428	$32,291	$56,059	$58,724
Less: Dividends on Series B preferred stock	37	37	75	75
Income available to common stockholders	$32,391	$32,254	$55,984	$58,649

Denominator:
Weighted average shares - basic	24,916,597	25,031,312	24,960,391	25,033,307
Effect of dilutive securities - stock-based compensation	12,903	19,663	14,405	20,777
Weighted average shares - diluted	24,929,500	25,050,975	24,974,796	25,054,084

Earnings per common share	$1.30	$1.29	$2.24	$2.34
Earnings per common share - assuming dilution:	$1.30	$1.29	$2.24	$2.34

There were no antidilutive stock options outstanding in any of the periods presented.

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
We analyze our segment results based on pre-tax non-GAAP operating income. Accordingly, income taxes are not allocated to the segments. In addition, non-GAAP operating results are reported net of transactions between the segments. Adjustments to net income are net of amortization of unearned revenue reserves, deferred acquisition costs and value of insurance in force acquired, as well as changes in interest sensitive product reserves and income taxes attributable to these items. While not applicable for the periods reported herein, our non-GAAP operating income policy also calls for adjustments to net income relating to the following:

•	settlements or judgments arising from lawsuits, net of any recoveries from third parties,

•	the cumulative effect of changes in accounting principles and

•	discontinued operations.

Reconciliation Between Net Income and Non-GAAP Operating Income
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Net income attributable to FBL Financial Group, Inc.	$32,428	$32,291	$56,059	$58,724
Net income adjustments:
Initial impact of the Tax Act (1)	754	—	1,823	—
Net realized gains/losses on investments (2) (3)	(295)	(788)	2,129	(234)
Change in net unrealized gains/losses on derivatives (2)	(194)	(686)	315	(685)
Non-GAAP operating income	$32,693	$30,817	$60,326	$57,805

(1)	Amount represents LIHTC equity losses related to changes in tax rates under the Tax Act. See Note 2 to our consolidated financial statements for further information.

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

Financial Information Concerning our Operating Segments
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Pre-tax non-GAAP operating income:
Annuity	$15,998	$18,174	$32,580	$34,595
Life Insurance	16,381	17,631	27,278	31,380
Corporate and Other	3,084	4,195	4,965	8,357
Total pre-tax non-GAAP operating income	35,463	40,000	64,823	74,332
Income taxes on non-GAAP operating income	(2,770)	(9,183)	(4,497)	(16,527)
Non-GAAP operating income	$32,693	$30,817	$60,326	$57,805

Non-GAAP operating revenues:
Annuity	$56,415	$56,833	$113,850	$111,884
Life Insurance	109,581	107,068	217,308	211,211
Corporate and Other	23,869	24,104	47,980	47,770
	189,865	188,005	379,138	370,865
Net realized gains/losses on investments (1) (2)	340	794	(2,886)	313
Change in net unrealized gains/losses on derivatives (1)	(260)	198	(4,132)	(261)
Consolidated revenues	$189,945	$188,997	$372,120	$370,917

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

Interest expense is attributable to the Corporate and Other segment. Expenditures for long-lived assets were not significant during the periods presented above. Goodwill at June 30, 2018 and December 31, 2017 was allocated among the segments as follows: Annuity ($3.9 million) and Life Insurance ($6.1 million).

Securities and indebtedness of related parties is attributable to the Life Insurance and Corporate and Other segments. The following chart provides the related equity income (loss) by segment.

Equity Income (Loss) by Operating Segment
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Pre-tax equity income (loss):
Life Insurance	$1,292	$1,289	$1,987	$2,455
Corporate and Other	(2,200)	(2,279)	(3,711)	(3,903)
	(908)	(990)	(1,724)	(1,448)

Income taxes	3,749	3,914	7,489	7,603
Equity income, net of related taxes, included in non-GAAP operating income	2,841	2,924	5,765	6,155
LIHTC equity losses related to the enactment of the Tax Act (1)	(754)	—	$(1,823)	$—
Equity income, net of related income taxes	$2,087	$2,924	$3,942	$6,155

(1)
Amount represents LIHTC equity losses related to changes in tax rates under the Tax Act. Such investments are accounted for under the equity method of accounting with income/loss recorded in arrears. See Note 2 to our consolidated financial statements for further information.

Premiums collected, which is not a measure used in financial statements prepared according to GAAP, includes premiums received on life insurance policies and deposits on annuities and universal life-type products. Premiums collected is a common life insurance industry measure of agent productivity. Net premiums collected totaled $171.4 million for the quarter ended June 30, 2018 and $165.9 million for the same period in 2017. Net premiums collected totaled $341.0 million for the six months ended June 30, 2018 and $335.7 million for the same period in 2017.

Under GAAP, premiums on whole life and term life policies are recognized as revenues over the premium-paying period and reported in the Life Insurance segment. The following chart provides a reconciliation of life insurance premiums collected to those reported in the GAAP financial statements.

Reconciliation of Traditional Life Insurance Premiums, Net of Reinsurance
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Traditional and universal life insurance premiums collected	$77,900	$75,162	$154,163	$148,735
Premiums collected on interest sensitive products	(27,849)	(26,164)	(54,431)	(50,879)
Traditional life insurance premiums collected	50,051	48,998	99,732	97,856
Change in due premiums and other	1,040	1,264	856	840
Traditional life insurance premiums as included in the Consolidated Statements of Operations	$51,091	$50,262	$100,588	$98,696

There is no comparable GAAP financial measure for premiums collected on annuities and universal life-type products. GAAP revenues for those interest sensitive and variable products consist of various policy charges and fees assessed on those contracts, as summarized in the chart below.

Interest Sensitive Product Charges by Segment
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Annuity
Surrender charges and other	$1,217	$1,202	$2,419	$2,337

Life Insurance
Administration charges	$4,194	$3,899	$8,240	$7,764
Cost of insurance charges	12,681	12,369	25,218	24,404
Surrender charges	568	469	1,249	994
Amortization of policy initiation fees	1,141	620	1,755	1,284
Total	$18,584	$17,357	$36,462	$34,446

Corporate and Other
Administration charges	$1,325	$1,377	$2,641	$2,802
Cost of insurance charges	7,195	7,269	14,335	14,594
Surrender charges	20	27	43	79
Separate account charges	2,165	2,027	4,310	4,029
Amortization of policy initiation fees	400	197	794	370
Total	$11,105	$10,897	$22,123	$21,874

Interest sensitive product charges as included in the Consolidated Statements of Operations	$30,906	$29,456	$61,004	$58,657

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

Economic and other environmental factors that may impact our business include, but are not limited to, the following:

•	Gross Domestic Product increased at an annual rate of 4.1% during the second quarter of 2018 based on recent estimates.

•	U.S. unemployment was estimated to be 4.0% at the end of the second quarter of 2018.

•	U.S. net farm income is forecast to decrease 6.7% and farm real estate value is estimated to increase 2.1% during 2018 according to recent U.S. Department of Agriculture estimates.

•	The impact to our business from tariffs recently imposed as well as proposed on the general U.S. and farm economies is uncertain.

•	The U.S. 10-year Treasury yield increased during 2018 to 2.85% at June 30, 2018 from 2.40% at December 31, 2017.

•	The impact of the enactment of the Tax Act during December 2017 on the general U.S. economy, business initiatives and consumer demand for our insurance products is uncertain.

The low market interest rate environment continues to impact our investment yields as well as the interest we credit on our interest sensitive products. The benchmark 10-year U.S. Treasury yield increased in the first half of the second quarter, reaching a seven-year high of 3.11%, before partially reversing course in the second half and ending the quarter at 2.85%. Corporate credit spreads continued to widen during the quarter. Low crediting rates still pose challenges to maintaining attractive annuity and universal life products, although our rates are comparable to other insurance companies, allowing us to maintain our competitive position within the market. We experienced a decrease in the fair value of our fixed maturity security portfolio during the second quarter and first six months of 2018 primarily due to an increase in market yields. See the segment discussion and “Financial Condition” section that follows for additional information regarding the impact of low market interest rates on our business.

Results of Operations for the Periods Ended June 30, 2018 and 2017

	Three months ended June 30,			Six months ended June 30,
	2018	2017	Change	2018	2017	Change
	(Dollars in thousands, except per share data)
Net income attributable to FBL Financial Group, Inc.	$32,428	$32,291	—%	$56,059	$58,724	(5)%
Adjustments to net income:
Initial impact of the Tax Act	754	—	N/A	1,823	—	N/A
Realized gains/losses on investments (1)(2)	(295)	(788)	(63)%	2,129	(234)	(1,010)%
Change in net unrealized gains/losses on derivatives (1)	(194)	(686)	(72)%	315	(685)	N/A
Non-GAAP operating income (3)	$32,693	$30,817	6%	$60,326	$57,805	4%

Pre-tax non-GAAP operating income:
Annuity segment	$15,998	$18,174	(12)%	$32,580	$34,595	(6)%
Life Insurance segment	16,381	17,631	(7)%	27,278	31,380	(13)%
Corporate and Other segment	3,084	4,195	(26)%	4,965	8,357	(41)%
Total pre-tax non-GAAP operating income	35,463	40,000	(11)%	64,823	74,332	(13)%
Income taxes on non-GAAP operating income	(2,770)	(9,183)	(70)%	(4,497)	(16,527)	(73)%
Non-GAAP operating income (3)	$32,693	$30,817	6%	$60,326	$57,805	4%

Earnings per common share - assuming dilution	$1.30	$1.29	1%	$2.24	$2.34	(4)%
Non-GAAP operating income per common share - assuming dilution (3)	1.31	1.23	7%	2.41	2.30	5%
Effective tax rate on non-GAAP operating income	8%	23%		7%	22%
Average invested assets, at amortized cost (4)				$8,306,061	$8,001,013	4%
Annualized yield on average invested assets (4)				5.15%	5.35%

(1)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred acquisition costs and value of insurance in force acquired, as well as changes in interest sensitive product reserves and income taxes attributable to these items.

(2)	Beginning in 2018, amount includes changes in net unrealized gains/losses on equity securities.

(3)	See Note 10 to our consolidated financial statements for further information on non-GAAP operating income.

(4)	Average invested assets and annualized yield, including investments held as securities and indebtedness of related parties.

Net income and non-GAAP operating income were positively impacted in the second quarter of 2018 and the six months ended June 30, 2018, compared to the prior year periods, by reduced income tax rates related to changes under the Tax Act and increased earnings from an increase in the volume of business in force. These increases to income were partially offset by increases in death benefits, expenses and amortization of deferred acquisition costs. Other investment-related income also reduced earnings for the quarter ended June 30, 2018 and benefited results for the six month period, compared to prior year periods. See the discussion that follows for details regarding non-GAAP operating income by segment. Net income for the six months ended June 30, 2018 was negatively impacted by net realized losses from investments and lower equity income due to the enactment of the Tax Act.

Annuity Segment
	Three months ended June 30,			Six months ended June 30,
	2018	2017	Change	2018	2017	Change
	(Dollars in thousands)
Non-GAAP operating revenues:
Interest sensitive product charges	$1,217	$1,202	1%	$2,419	$2,337	4%
Net investment income	55,198	55,631	(1)%	111,431	109,547	2%
Total non-GAAP operating revenues	56,415	56,833	(1)%	113,850	111,884	2%

Non-GAAP operating benefits and expenses:
Interest sensitive product benefits	31,393	29,865	5%	62,679	59,743	5%
Underwriting, acquisition and insurance expenses:
Commissions net of deferrals	518	483	7%	1,022	1,014	1%
Amortization of deferred acquisition costs	3,070	2,783	10%	6,135	5,311	16%
Amortization of value of insurance in force	172	170	1%	344	340	1%
Other underwriting expenses	5,264	5,358	(2)%	11,090	10,881	2%
Total underwriting, acquisition and insurance expenses	9,024	8,794	3%	18,591	17,546	6%
Total non-GAAP operating benefits and expenses	40,417	38,659	5%	81,270	77,289	5%
Pre-tax non-GAAP operating income (1)	$15,998	$18,174	(12)%	$32,580	$34,595	(6)%

Other data
Annuity premiums collected, direct (2)	$79,838	$76,539	4%	$158,648	$158,002	—%
Policy liabilities and accruals, end of period				4,422,265	4,236,547	4%
Average invested assets, at amortized cost				4,523,314	4,327,948	5%
Other investment-related income included in net investment income (3)	1,233	2,515	(51)%	3,890	3,115	25%
Average individual annuity account value				3,123,772	3,009,171	4%

Earned spread on individual annuity products:
Weighted average yield on cash and invested assets				4.92%	5.20%
Weighted average crediting rate				2.48%	2.62%
Spread				2.44%	2.58%

Individual annuity withdrawal rate				5.2%	4.1%

(1)	See Note 10 to our consolidated financial statements for further information on non-GAAP operating income.

(2)	Premiums collected is a non-GAAP measure of sales production, see Note 10 to our consolidated financial statements.

(3)	Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our payment speed assumptions.

Pre-tax non-GAAP operating income for the Annuity segment decreased in the second quarter of 2018, compared to the prior year period, primarily due to less other investment-related income and an increase in interest sensitive benefits, partially offset by the impact from an increase in the volume of business in force. Pre-tax non-GAAP operating income decreased in the six months ended June 30, 2018, compared to the prior year period, primarily due to increases in amortization of deferred acquisition costs and interest sensitive product benefits, partially offset by the impact from increases in other investment-related income and in the volume of business in force.

The average aggregate account value for individual annuity contracts in force increased in the six months ended June 30, 2018, compared to the prior year period, due to continued sales, advances on our funding agreements with FHLB and the crediting of interest. Continued growth in our business in force contributes to increases in revenues, benefits and expenses. Premiums collected were higher in the second quarter of 2018 and the six months ended June 30, 2018, compared to the prior year periods, due to increased sales of indexed annuity products, partially offset by decreased sales of fixed rate deferred annuity products. Individual fixed rate deferred annuity collected premiums were $39.0 million in the second quarter of 2018 and $77.4 in the six months ended June 30, 2018, compared to $46.9 million in the second quarter of 2017 and $103.8 million in the six months ended June 30, 2017. Indexed annuity collected premiums were $37.4 million in the second quarter of 2018 and $75.1 in the six months ended June 30, 2018, compared to $28.8 million in the second quarter of 2017 and $52.3 million in the six months ended June 30, 2017. Outstanding funding agreements with FHLB totaled $463.7 million at June 30, 2018 and $399.2 million at June 30, 2017. During the second quarter of 2018, outstanding funding agreements with FHLB decreased $66.6 million and for the six months ended June 30, 2018, outstanding funding agreements increased $48.6 million.

Amortization of deferred acquisition costs changed during the second quarter and the six months ended June 30, 2018, compared to the prior year periods, due to changes in actual and expected profits on the underlying business.

The weighted average yield on cash and invested assets for individual annuities decreased in the six months ended June 30, 2018, compared to the prior year period, primarily due to lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, compared with the average existing portfolio yield. See the “Financial Condition” section for additional information regarding the yields obtained on investment acquisitions. Weighted average crediting rates on our individual annuity products decreased due to crediting rate actions taken in 2017 and 2018 in response to the declining portfolio yield and a change in the underlying product mix.

Life Insurance Segment
	Three months ended June 30,			Six months ended June 30,
	2018	2017	Change	2018	2017	Change
	(Dollars in thousands)
Non-GAAP operating revenues:
Interest sensitive product charges and other income	$18,726	$17,370	8%	$36,706	$34,310	7%
Traditional life insurance premiums	51,091	50,262	2%	100,588	98,696	2%
Net investment income	39,764	39,436	1%	80,014	78,205	2%
Total non-GAAP operating revenues	109,581	107,068	2%	217,308	211,211	3%

Non-GAAP operating benefits and expenses:
Interest sensitive product benefits:
Interest and index credits	9,093	8,267	10%	17,486	16,652	5%
Death benefits and other	14,709	13,338	10%	29,950	27,412	9%
Total interest sensitive product benefits	23,802	21,605	10%	47,436	44,064	8%
Traditional life insurance benefits:
Death benefits	19,297	19,997	(4)%	43,032	41,664	3%
Surrender and other benefits	10,392	8,936	16%	20,536	19,365	6%
Increase in traditional life future policy benefits	14,022	13,678	3%	25,600	24,537	4%
Total traditional life insurance benefits	43,711	42,611	3%	89,168	85,566	4%
Distributions to participating policyholders	2,560	2,557	—%	5,111	5,110	—%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	4,715	4,874	(3)%	9,638	9,777	(1)%
Amortization of deferred acquisition costs	4,498	4,519	—%	8,934	8,430	6%
Amortization of value of insurance in force	373	375	(1)%	746	750	(1)%
Other underwriting expenses	14,833	14,185	5%	30,984	28,589	8%
Total underwriting, acquisition and insurance expenses	24,419	23,953	2%	50,302	47,546	6%
Total non-GAAP operating benefits and expenses	94,492	90,726	4%	192,017	182,286	5%
	15,089	16,342	(8)%	25,291	28,925	(13)%
Equity income, before tax	1,292	1,289	—%	1,987	2,455	(19)%
Pre-tax non-GAAP operating income (1)	$16,381	$17,631	(7)%	$27,278	$31,380	(13)%

Life Insurance Segment - continued
	Three months ended June 30,			Six months ended June 30,
	2018	2017	Change	2018	2017	Change
	(Dollars in thousands)
Other data
Life premiums collected, net of reinsurance (2)	$77,900	$75,162	4%	$154,163	$148,735	4%
Policy liabilities and accruals, end of period				2,942,046	2,833,191	4%
Life insurance in force, end of period				59,008,306	56,967,379	4%
Average invested assets, at amortized cost (3)				2,999,681	2,900,290	3%
Other investment-related income included in net investment income (4)	374	763	(51)%	1,872	884	112%
Average interest sensitive life account value				848,459	824,152	3%

Interest sensitive life insurance spread:
Weighted average yield on cash and invested assets (3)				5.35%	5.59%
Weighted average crediting rate				3.68%	3.77%
Spread				1.67%	1.82%

Life insurance lapse and surrender rates				4.8%	4.9%
Death benefits, net of reinsurance and reserves released	22,384	21,292	5%	$48,863	$44,273	10%

(1)	See Note 10 to our consolidated financial statements for further information on non-GAAP operating income.

(2)	Premiums collected is a non-GAAP measure of sales production, see Note 10 to our consolidated financial statements.

(3)	Average invested assets and weighted average yield including investments held as securities and indebtedness of related parties.

(4)	Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our payment speed assumptions.

Pre-tax non-GAAP operating income for the Life Insurance segment decreased in the second quarter of 2018 and the six months ended June 30, 2018, compared to the prior year periods, primarily due to increases in death benefits, net of reinsurance and reserves released, and other underwriting expenses, partially offset by the impact of an increase in the volume of business in force.

Continued growth in our business in force contributes to the increase in revenues, benefits and expenses. The increase in other underwriting expenses included increased expenses associated with salaries, including a one-time employee bonus in the first quarter of 2018 related to the enactment of the Tax Act, and additional expenses associated with system enhancements.

Amortization of deferred acquisition costs changed during the second quarter of 2018 and the six months ended June 30, 2018, compared to the prior year periods, due to changes in actual and expected profits on the underlying business.

Death benefits, net of reinsurance and reserves released, increased in the second quarter of 2018 and the six months ended June 30, 2018, compared to the prior year periods, primarily due to an increase in the average claim amount, net of reinsurance and reserves released. Surrenders and other benefits increased in the second quarter of 2018 and the six months ended June 30, 2018, compared to the prior year periods, primarily due to an increase in scheduled endowment benefits.

We assign a portion of our investments held in securities and indebtedness of related parties to the Life Insurance segment. These investments include equity interests in limited liability partnerships and corporations, accounted for under the equity method of accounting. Equity income, before tax, consists of our proportionate share of gains and losses attributable to our relative ownership interest in these investments. See the Equity Income discussion that follows, and Note 10 to our consolidated financial statements, for additional information regarding these investments.

The weighted average yield on cash and invested assets for interest sensitive life insurance products decreased in the six months ended June 30, 2018, compared to the prior year period, due to lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments. See the “Financial Condition” section for additional information regarding the yields obtained on investment acquisitions. Weighted average crediting rates on our interest sensitive life insurance products decreased due to crediting rate actions taken in 2017 and 2018 in response to the declining portfolio yield.

Corporate and Other Segment
	Three months ended June 30,			Six months ended June 30,
	2018	2017	Change	2018	2017	Change
	(Dollars in thousands)
Non-GAAP operating revenues:
Interest sensitive product charges	$11,102	$10,894	2%	$22,123	$21,872	1%
Net investment income	8,777	8,643	2%	17,188	17,411	(1)%
Other income	3,990	4,567	(13)%	8,669	8,487	2%
Total non-GAAP operating revenues	23,869	24,104	(1)%	47,980	47,770	—%

Non-GAAP operating benefits and expenses:
Interest sensitive product benefits	7,714	7,894	(2)%	17,056	17,953	(5)%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	667	812	(18)%	1,347	1,533	(12)%
Amortization of deferred acquisition costs	1,876	1,223	53%	4,388	1,860	136%
Other underwriting expenses	1,506	1,721	(12)%	2,908	2,819	3%
Total underwriting, acquisition and insurance expenses	4,049	3,756	8%	8,643	6,212	39%
Interest expense	1,213	1,213	—%	2,426	2,425	—%
Other expenses	5,627	4,740	19%	11,220	8,891	26%
Total non-GAAP operating benefits and expenses	18,603	17,603	6%	39,345	35,481	11%
	5,266	6,501	(19)%	8,635	12,289	(30)%
Net loss (income) attributable to noncontrolling interest	18	(27)	(167)%	41	(29)	(241)%
Equity loss, before tax	(2,200)	(2,279)	(3)%	(3,711)	(3,903)	(5)%
Pre-tax non-GAAP operating income (1)	$3,084	$4,195	(26)%	$4,965	$8,357	(41)%

Other data
Average invested assets, at amortized cost (2)				$783,066	$772,775	1%
Other investment-related income included in net investment income (3)	$149	$117	27%	286	467	(39)%
Average interest sensitive life account value				359,978	362,195	(1)%
Death benefits, net of reinsurance and reserves released	4,321	4,679	(8)%	10,260	11,564	(11)%
Estimated impact on pre-tax non-GAAP operating income from separate account performance on amortization of deferred acquisition costs (1)	(255)	330	(177)%	(1,115)	1,261	(188)%

(1)	See Note 10 to our consolidated financial statements for further information on non-GAAP operating income.

(2)	Average invested assets including investments held as securities and indebtedness of related parties.

(3)	Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our payment speed assumptions.

Pre-tax non-GAAP operating income decreased for the Corporate and Other segment in the second quarter of 2018 and the six months ended June 30, 2018, compared to the prior year periods, primarily due to increases in amortization of deferred acquisition costs from the impact of market performance on our variable business and expenses. The decreases in pre-tax non-GAAP operating income for the quarter and six months ended June 30, 2018, compared to the prior year period, were partially offset by decreases in death benefits.

Death benefits, net of reinsurance and reserves released, decreased in the second quarter of 2018, compared to the prior year period, due to a decrease in the number of claims reported. The decrease in death benefits in the six months ended June 30, 2018, compared to the prior year period, was due to a decrease in the average size of claims.

Other income and other expenses includes fees and expenses from sales of brokered products and operating results of our non-insurance subsidiaries, which include management, advisory, marketing and distribution services and leasing activities.
Increases in other expenses, compared to the prior year periods, included $0.8 million for the second quarter of 2018 and $1.4 million for the six months ended June 30, 2018 in expenses associated with expanding our wealth management offerings.

We assign a portion of our investments held in securities and indebtedness of related parties to the Corporate and Other segment. These investments include equity interests in limited liability partnerships and corporations, accounted for under the equity method of accounting. Equity loss, before tax, consists of our proportionate share of gains and losses attributable to our relative ownership interest in these investments. See the Equity Income discussion that follows and Note 10 to our consolidated financial statements for additional information regarding these investments.

Equity Income
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Pre-tax equity income (loss):
LIHTC	$(2,350)	$(2,938)	$(4,002)	$(4,743)
Other equity method investments	1,442	1,948	2,278	3,295
	(908)	(990)	(1,724)	(1,448)

Income taxes
Taxes on equity income (loss)	191	346	362	506
Investment tax credits	3,558	3,568	7,127	7,097
Equity income, net of related taxes, included in non-GAAP operating income	2,841	2,924	5,765	6,155
LIHTC equity losses related to the enactment of the Tax Act (1)	(754)	—	$(1,823)	$—
Equity income, net of related income taxes	$2,087	$2,924	$3,942	$6,155

(1)	Amount represents LIHTC equity losses recorded by the partnerships upon enactment of the Tax Act. See Note 2 to our consolidated financial statements for additional information.

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

Income Taxes on Non-GAAP Operating Income

The effective tax rate on non-GAAP operating income was 7.8% for the second quarter of 2018 and 6.9% for the six months ended June 30, 2018, compared with 23.0% for the second quarter of 2017 and 22.2% for the six months ended June 30, 2017. The 2018 effective tax rate differs from the 2017 rate due to the decrease in the federal corporate tax rate from 35% to 21%

under the Tax Act, effective for 2018. As discussed earlier, any impact related to the initial enactment of the Tax Act is excluded from non-GAAP operating income. The effective tax rates differ from the federal statutory rate of 21% in 2018 and 35% in 2017 primarily due to the impact of low-income housing tax credits from equity method investees and tax-exempt investment income.

Impact of Adjustments to Net Income Attributable to FBL
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Initial impact of the Tax Act	$(754)	$—	$(1,823)	$—
Realized gains (losses) on investments	1,203	921	(22)	452
Change in net unrealized gain/loss on equity securities	(866)	—	(2,683)	—
Change in net unrealized gains/losses on derivatives	516	107	(692)	58
Offsets: (1)
Change in amortization	(226)	222	112	475
Reserve change on interest sensitive products	(7)	1,018	192	428
Income tax	(131)	(794)	649	(494)
Net impact of adjustments to net income	$(265)	$1,474	$(4,267)	$919
Net impact per common share - basic	$(0.01)	$0.06	$(0.17)	$0.04
Net impact per common share - assuming dilution	$(0.01)	$0.06	$(0.17)	$0.04

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

Realized Gains (Losses) on Investments
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Realized gains (losses) on investments:
Realized gains on sales	$1,713	$1,425	$1,796	$1,549
Realized losses on sales	(6)	(504)	(19)	(1,031)
Change in unrealized gains (losses) on equity securities	(866)	—	(2,683)	—
Total other-than-temporary impairment charges	(504)	—	(1,799)	(66)
Net realized investment gains (losses)	$337	$921	$(2,705)	$452

The level of realized gains (losses) is subject to fluctuation from period to period due to movements in credit spreads and prevailing interest rates, changes in the economic environment, the timing of the sales of the investments generating the realized gains and losses, as well as the timing of other than temporary impairment charges and unrealized gains and losses on equity securities. See “Financial Condition - Investments” and Note 2 to our consolidated financial statements for details regarding our unrealized gains and losses on available-for-sale securities at June 30, 2018 and December 31, 2017.

Investment Credit Impairment Losses Recognized in Net Income
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Corporate securities:
Financial	$—	$—	$26	$—
Energy	—	—	1,014	—
Residential mortgage-backed	—	—	—	66
Securities and indebtedness of related parties	504	—	759	—
Total other-than-temporary impairment losses reported in net income	$504	$—	$1,799	$66

Other-than-temporary credit impairment losses for the six months ended June 30, 2018 included a previously impaired energy sector bond due to the commencement of bankruptcy proceedings. Impairment charges were also recognized on securities and indebtedness of related parties due to a decrease in the expected future tax benefits of LIHTC entities.

Financial Condition

Investments

Our investment portfolio decreased 1.2% to $8,516.7 million at June 30, 2018 compared to $8,620.2 million at December 31, 2017. The portfolio decreased due to a decrease of $283.8 million of net unrealized appreciation of fixed maturities, partially offset by positive cash flows from operating activities during 2018. Additional details regarding securities in an unrealized gain or loss position at June 30, 2018 are included in the discussion that follows and in Note 2 to our consolidated financial statements. Details regarding investment impairments are discussed above in the “Realized Gains (Losses) on Investments” section under “Results of Operations.”

We manage the investment portfolio to optimize risk-adjusted yield within the context of prudent asset-liability management. We evaluate multiple cash flow testing scenarios as part of this process. The Company’s investment policy calls for investing primarily in high quality fixed maturity securities and commercial mortgage loans.

Fixed Maturity Acquisitions Selected Information
	Six months ended June 30,
	2018	2017
	(Dollars in thousands)
Cost of acquisitions:
Corporate	$86,494	$93,917
Mortgage- and asset-backed	366,866	232,152
United States Government and agencies	—	748
Tax-exempt municipals	60,600	17,566
Taxable municipals	—	11,715
Total	$513,960	$356,098
Effective annual yield	4.05%	4.03%
Credit quality
NAIC 1 designation	84.6%	67.9%
NAIC 2 designation	15.4%	32.1%
Weighted-average life in years	14.0	13.0
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

A portion of the securities acquired during the six months ended June 30, 2018 and June 30, 2017 were obtained with the proceeds from advances on our funding agreements with the FHLB. The securities acquired to support these funding agreements often carry a lower average yield than securities acquired to support our other insurance products, due to the shorter maturity and relatively low interest rate paid on those advances. In addition, certain municipal securities acquired are exempt from federal income taxes, and accordingly have a higher actual return than reflected in the yields stated above. The average yield of the securities acquired, excluding the securities supporting the funding agreements and using a tax-adjusted yield for the municipal securities, was 4.13% during the six months ended June 30, 2018 and was 4.06% during the six months ended June 30, 2017.

Investment Portfolio Summary
	June 30, 2018		December 31, 2017
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities - available for sale:
Public	$5,418,781	63.7%	$5,510,658	63.9%
144A private placement	1,543,536	18.1	1,547,097	18.0
Private placement	211,098	2.5	234,212	2.7
Total fixed maturities - available for sale	7,173,415	84.3	7,291,967	84.6
Equity securities	104,026	1.2	104,145	1.2
Mortgage loans	982,987	11.5	971,812	11.3
Real estate	1,543	—	1,543	—
Policy loans	194,838	2.3	191,398	2.2
Short-term investments	15,141	0.2	17,007	0.5
Other investments	44,724	0.5	42,371	0.2
Total investments	$8,516,674	100.0%	$8,620,243	100.0%

As of June 30, 2018, 97.1% (based on carrying value) of the available-for-sale fixed maturities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of June 30, 2018, no single non-investment grade holding exceeded 0.2% of total investments.

Credit Quality by NAIC Designation and Equivalent Rating
		June 30, 2018		December 31, 2017
NAIC Designation	Equivalent Rating (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$4,848,931	67.6%	$4,771,407	65.4%
2	BBB	2,114,763	29.5	2,267,892	31.1
	Total investment grade	6,963,694	97.1	7,039,299	96.5
3	BB	143,039	2.0	174,660	2.4
4	B	56,684	0.8	57,970	0.8
5	CCC	7,272	0.1	13,111	0.2
6	In or near default	2,726	—	6,927	0.1
	Total below investment grade	209,721	2.9	252,668	3.5
	Total fixed maturities - available for sale	$7,173,415	100.0%	$7,291,967	100.0%

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

Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification
	June 30, 2018
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$331,528	$221,447	$13,809	$110,081	$(5,379)
Capital goods	249,021	142,282	8,641	106,739	(3,644)
Communications	130,515	80,095	5,454	50,420	(4,035)
Consumer cyclical	113,576	82,725	4,231	30,851	(1,122)
Consumer non-cyclical	496,747	241,231	14,956	255,516	(16,856)
Energy	415,132	259,214	16,541	155,918	(10,953)
Finance	630,092	457,225	27,566	172,867	(7,287)
Transportation	95,560	65,668	3,475	29,892	(1,145)
Utilities	750,200	619,355	69,595	130,845	(4,258)
Other	160,890	111,209	5,713	49,681	(1,409)
Total corporate securities	3,373,261	2,280,451	169,981	1,092,810	(56,088)
Mortgage- and asset-backed securities	2,244,466	1,132,960	65,872	1,111,506	(32,345)
United States Government and agencies	21,360	14,504	1,099	6,856	(230)
States and political subdivisions	1,534,328	1,413,746	106,026	120,582	(3,405)
Total	$7,173,415	$4,841,661	$342,978	$2,331,754	$(92,068)

	December 31, 2017
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$353,351	$336,293	$29,849	$17,058	$(479)
Capital goods	279,281	271,346	21,624	7,935	(139)
Communications	151,763	133,263	12,364	18,500	(862)
Consumer cyclical	128,618	117,370	9,118	11,248	(516)
Consumer non-cyclical	521,128	461,205	41,221	59,923	(4,684)
Energy	462,437	409,768	34,028	52,669	(5,950)
Finance	695,604	633,513	50,908	62,091	(1,143)
Transportation	103,049	93,921	7,978	9,128	(141)
Utilities	814,238	796,782	108,914	17,456	(1,909)
Other	178,802	165,971	13,295	12,831	(132)
Total corporate securities	3,688,271	3,419,432	329,299	268,839	(15,955)
Mortgage- and asset-backed securities	2,055,090	1,549,187	88,999	505,903	(9,727)
United States Government and agencies	24,905	17,343	1,606	7,562	(79)
States and political subdivisions	1,523,701	1,497,292	141,813	26,409	(1,239)
Total	$7,291,967	$6,483,254	$561,717	$808,713	$(27,000)

At June 30, 2018, our largest unrealized loss is in the consumer non-cyclical sector. Within this sector two companies represent 20.8% of the unrealized loss. One company is a grocery store chain representing $1.8 million of the unrealized loss while the other company is a large pharmaceutical company representing $1.7 million of the unrealized loss.

Credit Quality of Available-for-Sale Fixed Maturities with Unrealized Losses
		June 30, 2018
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$1,429,091	61.3%	$(42,275)	45.9%
2	BBB	765,629	32.8	(36,821)	40.0
	Total investment grade	2,194,720	94.1	(79,096)	85.9
3	BB	101,890	4.4	(5,761)	6.3
4	B	32,837	1.4	(7,049)	7.6
5	CCC	2,298	0.1	(162)	0.2
6	In or near default	9	—	—	—
	Total below investment grade	137,034	5.9	(12,972)	14.1
	Total	$2,331,754	100.0%	$(92,068)	100.0%

NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$518,748	64.1%	$(8,638)	32.0%
2	BBB	199,529	24.7	(6,927)	25.6
	Total investment grade	718,277	88.8	(15,565)	57.6
3	BB	41,488	5.1	(819)	3.0
4	B	37,944	4.7	(8,125)	30.1
5	CCC	4,109	0.5	(1,314)	4.9
6	In or near default	6,895	0.9	(1,177)	4.4
	Total below investment grade	90,436	11.2	(11,435)	42.4
	Total	$808,713	100.0%	$(27,000)	100.0%

Available-For-Sale Fixed Maturities with Unrealized Losses by Length of Time
	June 30, 2018
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$798,934	$—	$(13,330)
Greater than three months to six months	—	917,544	—	(35,269)
Greater than six months to nine months	—	230,489	—	(8,853)
Greater than nine months to twelve months	—	141,079	—	(7,581)
Greater than twelve months	15,703	320,073	(4,277)	(22,758)
Total	$15,703	$2,408,119	$(4,277)	$(87,791)

Available-For-Sale Fixed Maturities with Unrealized Losses by Length of Time
	December 31, 2017
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$292,187	$—	$(3,974)
Greater than three months to six months	—	164,170	—	(2,331)
Greater than six months to nine months	—	24,821	—	(579)
Greater than nine months to twelve months	—	9,350	—	(361)
Greater than twelve months	16,747	328,438	(4,798)	(14,957)
Total	$16,747	$818,966	$(4,798)	$(22,202)

Available-For-Sale Fixed Maturities with Unrealized Losses by Maturity Date
	June 30, 2018		December 31, 2017
	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Due in one year or less	$400	$—	$872	$(2)
Due after one year through five years	79,411	(2,112)	25,857	(1,052)
Due after five years through ten years	279,836	(10,985)	107,198	(3,657)
Due after ten years	860,601	(46,626)	168,883	(12,562)
	1,220,248	(59,723)	302,810	(17,273)
Mortgage- and asset-backed	1,111,506	(32,345)	505,903	(9,727)
Total	$2,331,754	$(92,068)	$808,713	$(27,000)

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

Our direct exposure to the Alt-A home equity and subprime first-lien sectors is limited to investments in structured securities collateralized by senior tranches of residential mortgage loans. We also have a partnership interest in one fund at June 30, 2018 and December 31, 2017, that owns securities backed by Alt-A home equity, subprime first-lien and adjustable rate mortgage collateral. The fund is reported as securities and indebtedness of related parties in our consolidated balance sheets with a fair value of $2.5 million at June 30, 2018 and $3.0 million at December 31, 2017. We do not own any direct investments in subprime lenders.

Mortgage- and Asset-Backed Securities by Collateral Type
	June 30, 2018			December 31, 2017
	Amortized Cost	Carrying Value	Percent of Fixed Maturities	Amortized Cost	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Government agency	$231,570	$234,779	3.3%	$220,385	$230,792	3.2%
Prime	262,903	271,022	3.8	181,397	194,081	2.7
Alt-A	89,716	104,050	1.5	98,100	111,993	1.5
Subprime	140,404	151,704	2.1	139,826	149,469	2.0
Commercial mortgage	863,195	860,973	12.0	674,076	705,307	9.7
Non-mortgage	623,151	621,938	8.7	662,034	663,448	9.1
Total	$2,210,939	$2,244,466	31.4%	$1,975,818	$2,055,090	28.2%

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

Residential Mortgage-Backed Securities by NAIC Designation and Origination Year
	June 30, 2018
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$80,315	$82,611	$74,925	$95,332	$411,339	$409,090	$566,579	$587,033
2	—	—	1,507	1,443	—	—	1,507	1,443
3	—	—	672	669	—	—	672	669
4	436	445	8,363	9,870	—	—	8,799	10,315
6	9	9	—	—	—	—	9	9
Total	$80,760	$83,065	$85,467	$107,314	$411,339	$409,090	$577,566	$599,469

	December 31, 2017
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$88,773	$91,424	$79,358	$101,123	$303,659	$311,883	$471,790	$504,430
2	—	—	876	877	—	—	876	877
3	—	—	1,697	1,634	—	—	1,697	1,634
4	584	592	8,713	8,738	—	—	9,297	9,330
6	11	10	—	—	—	—	11	10
Total	$89,368	$92,026	$90,644	$112,372	$303,659	$311,883	$483,671	$516,281

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

Commercial Mortgage-Backed Securities by NAIC Designation and Origination Year
	June 30, 2018
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$8,655	$9,130	$114,775	$125,785	$703,713	$689,165	$827,143	$824,080
2	—	—	36,052	36,893	—	—	36,052	36,893
Total (1)	$8,655	$9,130	$150,827	$162,678	$703,713	$689,165	$863,195	$860,973

	December 31, 2017
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$8,878	$9,661	$114,230	$128,907	$515,654	$529,192	$638,762	$667,760
2	—	—	35,314	37,547	—	—	35,314	37,547
Total (1)	$8,878	$9,661	$149,544	$166,454	$515,654	$529,192	$674,076	$705,307

(1)
The commercial mortgage-backed securities (CMBS) portfolio included government agency-backed securities with a carrying value of $674.1 million at June 30, 2018 and $515.7 million at December 31, 2017. Also included in the CMBS are military housing bonds totaling $158.0 million at June 30, 2018 and $161.1 million at December 31, 2017. These bonds are used to fund the construction of multi-family homes on United States military bases. The bonds are backed by a first mortgage lien on residential military housing projects.

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

Other Asset-Backed Securities by NAIC Designation and Origination Year
	June 30, 2018
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$10,013	$9,762	$143,306	$158,477	$473,224	$472,087	$626,543	$640,326
2	1,658	1,751	2,083	2,141	112,983	113,212	116,724	117,104
3	—	—	348	342	22,085	21,788	22,433	22,130
4	184	170	—	—	—	—	184	170
5	—	—	—	—	4,294	4,294	4,294	4,294
Total	$11,855	$11,683	$145,737	$160,960	$612,586	$611,381	$770,178	$784,024

Other Asset-Backed Securities by NAIC Designation and Origination Year
	December 31, 2017
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$10,606	$10,367	$151,775	$166,223	$512,548	$513,792	$674,929	$690,382
2	1,745	1,846	2,612	2,557	97,549	98,811	101,906	103,214
3	—	—	—	—	26,586	26,444	26,586	26,444
4	189	178	—	—	—	—	189	178
5	—	—	—	—	6,400	6,400	6,400	6,400
6	—	—	8,061	6,884	—	—	8,061	6,884
Total	$12,540	$12,391	$162,448	$175,664	$643,083	$645,447	$818,071	$833,502

State and Political Subdivision Securities

State and political subdivision securities totaled $1,534.3 million, or 21.4% of total fixed maturities, at June 30, 2018, and $1,523.7 million, or 20.9% of total fixed maturities at December 31, 2017 and include investments in general obligation, revenue and municipal housing bonds. Our investment strategy is to utilize municipal bonds in addition to corporate bonds, as we believe they provide additional diversification and have historically low default rates compared with similarly rated corporate bonds. We evaluate the credit strength of the underlying issues on both a quantitative and qualitative basis, excluding insurance, prior to acquisition. The majority of the municipal bonds we hold are investment grade credits without consideration of insurance. Our municipal bonds are well diversified by type and geography with the top exposure being water and sewer revenue bonds. We do not hold any Puerto Rico-related bonds. Exposure to the state of Illinois and municipalities within the state accounted for 1.5% of our total fixed maturities at June 30, 2018. As of June 30, 2018, our Illinois-related portfolio holdings were rated investment grade, and were trading at 108.3% of amortized cost. Our municipal bond exposure had an average rating of Aa2/AA and our holdings were trading at 107.2% of amortized cost at June 30, 2018.

Equity Securities

Equity securities totaled $104.0 million at June 30, 2018 and $104.1 million at December 31, 2017. Due to the adoption of new accounting guidance during 2018, changes in unrealized gains and losses are recognized in net income rather than other comprehensive income. See Note 1 to our consolidated financial statements for further information regarding the impact of the new guidance on the reporting of equity securities. At December 31, 2017, gross unrealized gains totaled $7.7 million and gross unrealized losses totaled $0.3 million on these securities. The unrealized losses were attributable to non-redeemable perpetual preferred securities from issuers in the financial sector.

Mortgage Loans

Mortgage loans totaled $983.0 million at June 30, 2018 and $971.8 million at December 31, 2017. Our mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. The total number of commercial mortgage loans outstanding was 193 at June 30, 2018 and 190 at December 31, 2017. In the first six months of 2018, new loans ranged from $1.4 million to $10.5 million in size, with an average loan size of $5.3 million, an average loan term of 14 years and an average net yield of 4.68%. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. The majority of our mortgage loans amortize principal; only 0.6% are interest-only loans as of June 30, 2018. At June 30, 2018, the average loan-to-value of the current outstanding principal balance using the most recent appraised value was 54.0% and the weighted average debt service coverage ratio was 1.7 based on the results of our 2017 annual study. See Note 2 to our consolidated financial statements for further discussion regarding our mortgage loans.

Other Assets and Liabilities

Deferred acquisition costs increased 28.1% to $387.5 million at June 30, 2018, compared to December 31, 2017, primarily due to an $81.6 million decrease in the impact of the change in net unrealized appreciation on fixed maturity securities during the period. Cash and cash equivalents decreased 55.0% to $23.7 million primarily due to normal fluctuations in timing of payments made and received. Assets and liabilities held in separate accounts decreased 2.1% to $638.1 million primarily due to benefits paid in excess of premiums and investment gains.

Future policy benefits increased 2.0% to $7,193.9 million at June 30, 2018, compared to December 31, 2017, primarily due to an increase in the volume of annuity and life business in force. Deferred income taxes decreased 32.5% to $89.0 million primarily due to the tax impact of the change in unrealized appreciation/depreciation on investments. Other liabilities decreased 15.5% to $93.9 million due to a decrease in unsettled security trades.

Stockholders’ Equity

As discussed in Note 8 to our consolidated financial statements, stockholders’ equity was impacted by capital deployment actions during the first quarter of 2018. We paid a special cash dividend of $1.50 per share on Class A and Class B common stock and increased our regular quarterly dividend by 4.5% to $0.46 per share during March 2018.

Our stockholders’ equity decreased 11.6% to $1,227.7 million at June 30, 2018, compared to $1,388.8 million at December 31, 2017, primarily due to the change in unrealized appreciation of fixed maturity securities during the period and dividends paid, partially offset by net income.

At June 30, 2018, our common stockholders’ equity was $1,224.7 million, or $49.35 per share, compared to $1,385.8 million, or $55.59 per share, at December 31, 2017. Included in stockholders’ equity per common share is $5.29 at June 30, 2018 and $11.43 at December 31, 2017 attributable to accumulated other comprehensive income.

Liquidity and Capital Resources

Cash Flows

During the first six months of 2018, our operating activities generated cash flows totaling $127.2 million, consisting of net income of $56.0 million adjusted for non-cash operating revenues and expenses netting to $71.2 million. We used cash of $204.8 million in our investing activities during the 2018 period. The primary uses were $624.1 million of investment acquisitions, mostly in fixed maturity securities, partially offset by $423.4 million in sales, maturities and repayments of investments. Our financing activities provided cash of $48.6 million during the 2018 period. The primary financing source was $402.8 million in receipts from interest sensitive products credited to policyholder account balances, which was partially offset by $311.9 million for return of policyholder account balances on interest sensitive products and $60.2 million for dividends paid to stockholders.

Sources and Uses of Capital Resources

Parent company cash inflows from operations consist primarily of fees that it charges various subsidiaries and affiliates for management of their operations, expense reimbursements and tax settlements from subsidiaries and affiliates, proceeds from the exercise of employee stock options, investment income and dividends from subsidiaries, if declared and paid. Revenue sources for the parent company during the six months ended June 30, 2018 included management fees from subsidiaries and affiliates totaling $4.0 million and dividends of $65.0 million. Cash outflows are principally for salaries, taxes and other expenses related to providing management services, dividends on outstanding stock, stock repurchases and interest on our parent company debt.

We paid regular cash dividends on our common and preferred stock during the six-month period ended June 30 totaling $22.9 million in 2018 and $22.0 million in 2017. In addition, we paid a special $1.50 per common share cash dividend in March 2018 totaling $37.3 million and a $1.50 per common share cash dividend in March 2017 totaling $37.4 million. It is anticipated that quarterly cash dividend requirements for 2018 will be $0.0075 per Series B preferred share and $0.46 per common share. The level of common stock dividends are analyzed quarterly and are dependent upon our capital and liquidity positions. In addition, alternative uses of excess capital may impact future dividend levels. Assuming these quarterly dividend rates, the common and preferred dividends would total approximately $23.0 million for the remainder of 2018. The parent company expects to have sufficient resources and cash flows to meet its interest and dividend payments throughout 2018. The parent company had available cash and investments totaling $47.6 million at June 30, 2018. The parent company expects to rely on available cash resources, dividends from Farm Bureau Life and management fee income to make dividend payments to its stockholders and interest payments on its debt. In addition, our parent company and Farm Bureau Life have entered into a reciprocal line of credit arrangement, which provides additional liquidity for either entity up to $20.0 million. We had no material commitments for capital expenditures as of June 30, 2018.

As discussed in Note 8 to our consolidated financial statements, we have periodically taken advantage of opportunities to repurchase our outstanding Class A common stock through Class A common stock repurchase programs approved by our Board of Directors. At June 30, 2018, $48.0 million remains available for repurchase under the Class A common stock repurchase program. We repurchased 129,011 shares of Class A common stock for $8.8 million during the six months ended June 30, 2018. Completion of this program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

Interest payments on our debt totaled $2.4 million for the six months ended June 30, 2018 and June 30, 2017. Interest payments on our debt outstanding at June 30, 2018 are estimated to be $2.4 million for the remainder of 2018.

Farm Bureau Life’s cash inflows primarily consist of premiums; deposits to policyholder account balances; income from investments; sales, maturities and calls of investments; and repayments of investment principal. Farm Bureau Life’s cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, current operating expenses and dividends. Life insurance companies generally produce a positive cash flow that may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. Continuing operations and financing activities from Farm Bureau Life relating to interest sensitive products provided funds totaling $222.6 million for the three months ended June 30, 2018 and $140.7 million for the prior year period.

Farm Bureau Life’s ability to pay dividends to the parent company is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. At December 31, 2017, Farm Bureau Life’s statutory unassigned surplus was $482.5 million. There are certain additional limits on the amount of dividends that may be paid within a year without approval of the Insurance Division, Department of Commerce of the State of Iowa as discussed in Note 8 to our consolidated financial statements included in Item 8 of our 2017 Form 10-K. During the remainder of 2018, the maximum amount legally available for distribution to the parent company without further regulatory approval is $43.6 million.

We manage the amount of capital held by our insurance subsidiaries to ensure they meet regulatory requirements. State laws specify regulatory actions if an insurer’s risk-based capital (RBC) ratio, a measure of solvency, falls below certain levels. The NAIC has a standard formula for annually assessing RBC based on the various risk factors related to an insurance company’s capital and surplus, including insurance, business, asset and interest rate risks. The insurance regulators monitor the level of RBC against a statutory “authorized control level” RBC at which point regulators have the option to assume control of the insurance company. The company action level RBC is 200% of the authorized control level and is the first point at which any action would be triggered. Our adjusted capital and RBC is reported to our insurance regulators annually based on formulas that may be revised throughout the year. We estimate our adjusted capital and RBC quarterly and have included the impact of the NAIC’s recently approved change to the RBC formula factors due to the Tax Act. These estimates may differ from actual results. As of June 30, 2018, Farm Bureau Life’s statutory total adjusted capital is estimated at $682.1 million, resulting in a RBC ratio of 541%, based on company action level capital of $126.2 million.

On a consolidated basis, we anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally-generated funds. However, there can be no assurance that future experience regarding benefits and surrenders will be similar to historic experience since benefits and surrender levels are influenced by such factors as the interest rate environment, our financial strength ratings, the economy and other factors that impact policyholder behavior. Farm Bureau Life is a member of the FHLB, which provides a source for additional liquidity, if needed. This membership allows us to utilize fixed or floating rate advances offered by the FHLB and secured by qualifying collateral. Our total capacity to utilize such advances is impacted by multiple factors including the market value of eligible collateral, our level of statutory admitted assets and excess reserves and our willingness or capacity to hold activity-based FHLB common stock. At June 30, 2018, Farm Bureau Life had two short-term advances from the FHLB totaling $27.0 million that were repaid in July 2018.

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

Our internal control over financial reporting changes from time-to-time as we modify and enhance our systems and processes to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. While changes have taken place in our internal controls during the quarter ended June 30, 2018, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Repurchases of Equity Securities

The following table sets forth issuer purchases of equity securities for the quarter ended June 30, 2018.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2018 through April 30, 2018	29,699	$68.78	29,699	$47,957,437
May 1, 2018 through May 31, 2018	—	—	—	$47,957,437
June 1, 2018 through June 30, 2018	—	—	—	$47,957,437
Total	29,699	$68.78

Activity in this table represents Class A common shares repurchased by the Company in connection with the repurchase program announced on March 1, 2018, which will expire March 31, 2022. The program authorizes us to make repurchases of Class A common stock in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. Completion of the program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares, if any, that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

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
101+#
Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language) from FBL Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 as follows: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Financial Statements

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

Date: August 2, 2018

FBL FINANCIAL GROUP, INC.

By	/s/ James P. Brannen
James P. Brannen
Chief Executive Officer (Principal Executive Officer)

By	/s/ Donald J. Seibel
Donald J. Seibel
Chief Financial Officer and Treasurer (Principal Financial Officer)

By	/s/ Anthony J. Aldridge
Anthony J. Aldridge
Chief Accounting Officer (Principal Accounting Officer)