Form 10-Q
period 2018-09-30
FBL FINANCIAL GROUP INC
filed 2018-11-01
CIK 1012771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]	Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Title of each class	Outstanding at October 30, 2018
Class A Common Stock, without par value	24,786,498
Class B Common Stock, without par value	11,413

(This page has been intentionally left blank.)

FBL FINANCIAL GROUP, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

ITEM 1. FINANCIAL STATEMENTS

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	September 30, 2018	December 31, 2017
Assets
Investments:
Fixed maturities - available for sale, at fair value (amortized cost: 2018 - $6,925,616; 2017 - $6,757,250)	$7,099,025	$7,291,967
Equity securities at fair value (cost: 2018 - $99,882; 2017 - $96,715)	103,896	104,145
Mortgage loans	1,015,618	971,812
Real estate	1,543	1,543
Policy loans	195,723	191,398
Short-term investments	25,569	17,007
Other investments	48,636	42,371
Total investments	8,490,010	8,620,243

Cash and cash equivalents	14,425	52,696
Securities and indebtedness of related parties	59,546	47,823
Accrued investment income	81,199	76,468
Amounts receivable from affiliates	7,617	3,561
Reinsurance recoverable	104,550	108,948
Deferred acquisition costs	412,046	302,611
Value of insurance in force acquired	10,821	4,560
Current income taxes recoverable	1,454	6,764
Other assets	171,754	177,764
Assets held in separate accounts	651,797	651,963

Total assets	$10,005,219	$10,053,401

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

	September 30, 2018	December 31, 2017
Liabilities and stockholders’ equity
Liabilities:
Future policy benefits:
Interest sensitive products	$5,451,535	$5,299,961
Traditional life insurance and accident and health products	1,789,650	1,750,504
Other policy claims and benefits	51,820	44,475
Supplementary contracts without life contingencies	310,152	322,630
Advance premiums and other deposits	268,935	267,023
Amounts payable to affiliates	1,379	1,164
Long-term debt payable to non-affiliates	97,000	97,000
Deferred income taxes	77,958	130,425
Other liabilities	111,195	111,131
Liabilities related to separate accounts	651,797	651,963
Total liabilities	8,811,421	8,676,276

Stockholders’ equity:
FBL Financial Group, Inc. stockholders’ equity:
Preferred stock, without par value, at liquidation value - authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 24,806,796 shares in 2018 and 24,919,113 shares in 2017	153,160	153,589
Class B common stock, without par value - authorized 1,500,000 shares, issued and outstanding 11,413 shares in 2018 and 2017	72	72
Accumulated other comprehensive income	88,961	284,983
Retained earnings	948,530	935,423
Total FBL Financial Group, Inc. stockholders’ equity	1,193,723	1,377,067
Noncontrolling interest	75	58
Total stockholders’ equity	1,193,798	1,377,125
Total liabilities and stockholders’ equity	$10,005,219	$10,053,401

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues:
Interest sensitive product charges	$31,161	$28,004	$92,165	$86,661
Traditional life insurance premiums	48,124	47,087	148,712	145,783
Net investment income	105,757	102,950	310,753	307,852
Net realized capital gains (losses)	(709)	81	(1,615)	599
Net other-than-temporary impairment losses recognized in earnings	(50)	(67)	(1,090)	(133)
Other income	3,828	3,501	12,065	11,711
Total revenues	188,111	181,556	560,990	552,473

Benefits and expenses:
Interest sensitive product benefits	70,145	67,206	194,127	188,217
Traditional life insurance benefits	44,168	42,633	133,349	128,197
Policyholder dividends	2,480	2,487	7,591	7,597
Underwriting, acquisition and insurance expenses	30,834	27,535	107,621	98,229
Interest expense	1,212	1,213	3,638	3,638
Other expenses	5,061	4,971	16,281	13,862
Total benefits and expenses	153,900	146,045	462,607	439,740
	34,211	35,511	98,383	112,733
Income taxes	(4,818)	(9,880)	(14,462)	(32,017)
Equity income, net of related income taxes	1,642	487	3,441	2,629
Net income	31,035	26,118	87,362	83,345
Net loss (income) attributable to noncontrolling interest	(25)	9	16	(20)
Net income attributable to FBL Financial Group, Inc.	$31,010	$26,127	$87,378	$83,325

Earnings per common share	$1.24	$1.04	$3.50	$3.32
Earnings per common share - assuming dilution	$1.24	$1.04	$3.50	$3.32

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income	$31,035	$26,118	$87,362	$83,345
Other comprehensive income (loss) (1)
Change in net unrealized investment gains/losses	(42,388)	11,320	(191,339)	73,751
Change in underfunded status of postretirement benefit plans	268	192	797	563
Total other comprehensive income (loss), net of tax	(42,120)	11,512	(190,542)	74,314
Total comprehensive income (loss), net of tax	(11,085)	37,630	(103,180)	157,659
Comprehensive (income) loss attributable to noncontrolling interest	(25)	9	16	(20)
Total comprehensive income (loss) applicable to FBL Financial Group, Inc.	$(11,110)	$37,639	$(103,164)	$157,639

(1)
Other comprehensive income (loss) is recorded net of deferred income taxes and other adjustments for assumed changes in deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands)

	FBL Financial Group, Inc. Stockholders’ Equity
	Series B Preferred Stock	Class A and Class B Common Stock	Accumulated Other Comprehensive Income	Retained Earnings	Non- controlling Interest	Total Stockholders’ Equity
Balance at January 1, 2017	$3,000	$152,975	$149,555	$882,672	$56	$1,188,258
Cumulative effect of change in accounting for low income housing tax credit investments	—	—	—	(4,703)	—	(4,703)
Net income - nine months ended September 30, 2017	—	—	—	83,325	20	83,345
Other comprehensive income	—	—	74,314	—	—	74,314
Stock-based compensation	—	644	—	—	—	644
Dividends on preferred stock	—	—	—	(112)	—	(112)
Dividends on common stock	—	—	—	(70,280)	—	(70,280)
Receipts related to noncontrolling interest	—	—	—	—	(34)	(34)
Balance at September 30, 2017	$3,000	$153,619	$223,869	$890,902	$42	$1,271,432

Balance at January 1, 2018	$3,000	$153,661	$284,983	$935,423	$58	$1,377,125
Cumulative effect of change in accounting principle related to net unrealized gains on equity securities	—	—	(5,480)	5,480	—	—
Net income - nine months ended September 30, 2018	—	—	—	87,378	(16)	87,362
Other comprehensive loss	—	—	(190,542)	—	—	(190,542)
Stock-based compensation	—	366	—	—	—	366
Purchase of common stock	—	(795)	—	(8,054)	—	(8,849)
Dividends on preferred stock	—	—	—	(112)	—	(112)
Dividends on common stock	—	—	—	(71,585)	—	(71,585)
Receipts related to noncontrolling interest	—	—	—	—	33	33
Balance at September 30, 2018	$3,000	$153,232	$88,961	$948,530	$75	$1,193,798

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Nine months ended September 30,
	2018	2017
Operating activities
Net income	$87,362	$83,345
Adjustments to reconcile net income to net cash provided by operating activities:
Interest credited to account balances	123,425	121,028
Charges for mortality, surrenders and administration	(89,958)	(86,975)
Net realized (gains) losses on investments	2,705	(466)
Change in fair value of derivatives	(2,370)	(5,450)
Increase in liabilities for life insurance and other future policy benefits	61,112	67,802
Deferral of acquisition costs	(31,276)	(31,819)
Amortization of deferred acquisition costs and value of insurance in force	24,199	15,984
Change in reinsurance recoverable	2,370	(488)
Provision for deferred income taxes	(1,816)	3,005
Other	1,050	7,055
Net cash provided by operating activities	176,803	173,021

Investing activities
Sales, maturities or repayments:
Fixed maturities - available for sale	455,104	444,130
Equity securities - available for sale	—	9,168
Mortgage loans	51,680	39,880
Derivative instruments	13,203	9,054
Policy loans	28,416	27,092
Securities and indebtedness of related parties	4,945	6,245
Real estate	—	717
Other long-term investments	4,948	14
Acquisitions:
Fixed maturities - available for sale	(613,278)	(457,988)
Equity securities - available for sale	(2,799)	(1,102)
Mortgage loans	(95,336)	(147,200)
Derivative instruments	(10,480)	(6,556)
Policy loans	(32,741)	(29,090)
Securities and indebtedness of related parties	(15,922)	(10,178)
Other long-term investments	(6,611)	—
Short-term investments, net change	(8,562)	(9,051)
Purchases and disposals of property and equipment, net	(8,483)	(7,889)
Net cash used in investing activities	(235,916)	(132,754)

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Nine months ended September 30,
	2018	2017
Financing activities
Contract holder account deposits	$525,245	$358,211
Contract holder account withdrawals	(423,714)	(333,261)
Dividends paid	(71,697)	(70,392)
Proceeds from issuance of short-term debt	27,000	—
Repayments of short-term debt	(27,000)	—
Issuance or repurchase of common stock, net	(9,025)	305
Other financing activities	33	—
Net cash provided by (used in) financing activities	20,842	(45,137)
Decrease in cash and cash equivalents	(38,271)	(4,870)
Cash and cash equivalents at beginning of period	52,696	33,583
Cash and cash equivalents at end of period	$14,425	$28,713

Supplemental disclosures of cash flow information
Cash (paid) received during the period for:
Interest	$(3,656)	$(3,638)
Income taxes	(2,027)	(10,302)

See accompanying notes.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2018

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

Operating results for the three- and nine-month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. We encourage you to refer to the notes to our consolidated financial statements included in Item 8 of our Form 10-K for the year ended December 31, 2017 for a complete description of our material accounting policies. Also included in the Form 10-K is a description of areas of judgments and estimates and other information necessary to understand our financial position and results of operations.

Accounting Policy Change

During the third quarter of 2018, we voluntarily changed our accounting policy for low income housing tax credit (LIHTC) investments from the equity method to the proportional amortization method. We believe the proportional amortization method is preferable because it better reflects the economics of an investment that is made for the primary purpose of receiving tax credits and other tax benefits and is consistent with the accounting method used by most life insurance companies that have disclosed their accounting policies for LIHTC investments. In addition to a change in the timing of the recognition of income or loss on LIHTC investments, there are also differences in how these investments are reported within our consolidated financial statements, as the unamortized cost of the LIHTC investments is now reflected in the "Other asset" line instead of the "Securities and indebtedness of related parties" line on the consolidated balance sheets and income/expense from LIHTC investments is now reflected in the "Income taxes" line instead of the "Equity income" line on the consolidated statements of operations. Changes to the consolidated statements of cash flows were immaterial and included moving additional funding and return of capital from LIHTC investments from the “Securities and indebtedness of related parties” lines under investing to the “Other” line under operating cash flows.

As a result of this accounting policy change, the opening balance as of January 1, 2017 of retained earnings was reduced by $4.7 million, as shown on the consolidated statements of changes in stockholders’ equity. In addition, the following presents the effect of the change on financial statement line items for prior periods that were retrospectively adjusted:

Consolidated Balance Sheet Impact
	December 31, 2017
	As Originally Reported	As Adjusted	Effect of Change
	(Dollars in thousands)
Assets
Securities and indebtedness of related parties	$130,240	$47,823	$(82,417)
Current income taxes recoverable	3,269	6,764	3,495
Other assets	112,054	177,764	65,710
Total assets			$(13,212)

Liabilities and stockholders’ equity
Deferred income taxes	$131,912	$130,425	$(1,487)
Retained earnings	947,148	935,423	(11,725)
Total liabilities and stockholders’ equity			$(13,212)

Consolidated Statements of Operations Impact
	Three months ended September 30, 2017			Nine months ended September 30, 2017
	As Originally Reported	As Adjusted	Effect of Change	As Originally Reported	As Adjusted	Effect of Change
	(Dollars in thousands)
Income taxes	$(11,220)	$(9,880)	$1,340	$(35,844)	$(32,017)	$3,827
Equity income (loss), net of related income taxes	2,804	487	(2,317)	8,959	2,629	(6,330)
Net income (loss) attributable to FBL Financial Group, Inc.			$(977)			$(2,503)

Earnings (loss) per common share - basic and assuming dilution			$(0.04)			$(0.10)

Net income would have been $0.1 million higher ($0.01 per basic and diluted share) for the three months ended September 30, 2018 and $0.2 million lower ($0.1 per basic and diluted share) for the nine months ended September 30, 2018 if the Company had continued to record LIHTC investments using the equity method.

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
October 1, 2017
The new guidance was effective for 2018, with early adoption permitted. We adopted the new guidance in 2017 by reporting the reclassification in our Consolidated Statement of Stockholders’ Equity. We consider the remeasurement of deferred tax assets and liabilities a provisional estimate, so any adjustments to this estimate associated with components of AOCI during 2018 would result in additional reclassification. There have been no such adjustments during the nine months ended September 30, 2018.

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
January 1, 2018
Upon adoption, we reclassified $5.5 million of net unrealized investment gains, net of adjustments to deferred acquisition costs, interest sensitive policy reserves and income taxes, on our equity securities from AOCI to retained earnings as a cumulative effect adjustment. Adoption resulted in a decrease to net income of $2.4 million ($0.10 per basic and diluted earnings per share) during the nine months ended September 30, 2018 and $0.5 million ($0.02 per basic and diluted earnings per share) during the third quarter of 2018.

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
January 1, 2019
We are currently evaluating the impact of this guidance on our consolidated financial statements, but do not believe it will be material. Our most significant lease is for our home office building. See Note 10 of Item 8 of our 2017 Form 10-K for a further description of this lease, including future commitments. Our other leases are primarily shorter term in nature, relating to equipment. This standard may be applied using the modified retrospective approach or prospectively, recognizing a cumulative effect adjustment.

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

Targeted improvements: long-duration contracts
In August 2018, the FASB issued guidance that will change the accounting for long-duration insurance contracts. The new guidance impacts several facets of the accounting for such contracts including the accounting for future policy benefits associated with traditional non-participating and limited payment insurance contracts as well as for guaranteed minimum benefits and the amortization model used for deferred acquisition costs. Disclosures as well as presentation of financial results will also change under the new guidance.
January 1, 2021
We are currently evaluating the impact of this guidance on our consolidated financial statements, but expect the impact to the timing of profit emergence for the impacted insurance contracts to be significant. Adoption of certain portions of the guidance may be applied on a modified retrospective basis and others on a full retrospective basis. Early adoption is allowed.

Reclassifications

In addition to the LIHTC reclassifications discussed above, in 2018 we began reporting our holdings of Federal Home Loan Bank of Des Moines (FHLB) common stock, which we are required to hold as a member of the FHLB system, as other investments rather than equity securities as the stock is restricted in nature. The 2017 consolidated financial statements have been reclassified to conform to the current financial statement presentation.

2. Investment Operations

Fixed Maturity and Equity Securities

Available-For-Sale Fixed Maturity Securities by Investment Category
	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit losses on other-than-temporary impairments (1)
	(Dollars in thousands)
Fixed maturities:
Corporate	$3,226,039	$148,003	$(60,509)	$3,313,533	$—
Residential mortgage-backed	592,376	28,761	(13,668)	607,469	3,026
Commercial mortgage-backed	883,023	14,063	(32,412)	864,674	—
Other asset-backed	748,415	16,410	(4,700)	760,125	1,364
United States Government and agencies	19,712	816	(295)	20,233	—
States and political subdivisions	1,456,051	87,208	(10,268)	1,532,991	—
Total fixed maturities	$6,925,616	$295,261	$(121,852)	$7,099,025	$4,390

Available-For-Sale Fixed Maturity and Equity Securities by Investment Category
	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit losses on other-than-temporary impairments (1)
	(Dollars in thousands)
Fixed maturities:
Corporate	$3,374,927	$329,299	$(15,955)	$3,688,271	$(504)
Residential mortgage-backed	483,671	35,890	(3,280)	516,281	339
Commercial mortgage-backed	674,076	34,464	(3,233)	705,307	—
Other asset-backed	818,071	18,645	(3,214)	833,502	845
United States Government and agencies	23,378	1,606	(79)	24,905	—
States and political subdivisions	1,383,127	141,813	(1,239)	1,523,701	—
Total fixed maturities	$6,757,250	$561,717	$(27,000)	$7,291,967	$680

Equity securities:
Non-redeemable preferred stocks	$92,951	$7,146	$(265)	$99,832
Common stocks	3,764	549	—	4,313
Total equity securities	$96,715	$7,695	$(265)	$104,145

(1)
Non-credit losses subsequent to the initial impairment measurement date on other-than-temporary impairment (OTTI) losses are included in the gross unrealized gains and gross unrealized losses columns above. The non-credit loss component of OTTI losses for residential mortgage-backed and other asset-backed securities at September 30, 2018 and December 31, 2017 were in an unrealized gain position due to increases in estimated fair value subsequent to initial recognition of non-credit losses on such securities.

Available-For-Sale Fixed Maturities by Maturity Date
	September 30, 2018
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$116,178	$118,398
Due after one year through five years	545,151	562,662
Due after five years through ten years	699,717	708,989
Due after ten years	3,340,756	3,476,708
	4,701,802	4,866,757
Mortgage-backed and other asset-backed	2,223,814	2,232,268
Total fixed maturities	$6,925,616	$7,099,025

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Fixed maturities not due at a single maturity date have been included in the above table in the year of final contractual maturity.

Net Unrealized Gains on Investments in Accumulated Other Comprehensive Income
	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Net unrealized appreciation on:
Fixed maturities - available for sale	$173,409	$534,718
Equity securities - available for sale	—	7,430
	173,409	542,148
Adjustments for assumed changes in amortization pattern of:
Deferred acquisition costs	(46,865)	(147,173)
Value of insurance in force acquired	(6,980)	(14,870)
Unearned revenue reserve	5,673	12,705
Adjustments for assumed changes in policyholder liabilities	(64)	(18,499)
Provision for deferred income taxes	(26,286)	(78,605)
Net unrealized investment gains	$98,887	$295,706

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

Fixed Maturity Securities with Unrealized Losses by Length of Time
	September 30, 2018
	Less than one year		One year or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$1,008,619	$(41,103)	$179,151	$(19,406)	$1,187,770	$(60,509)	49.7%
Residential mortgage-backed	321,318	(11,240)	44,511	(2,428)	365,829	(13,668)	11.2
Commercial mortgage-backed	492,258	(22,110)	97,859	(10,302)	590,117	(32,412)	26.6
Other asset-backed	301,551	(2,819)	93,174	(1,881)	394,725	(4,700)	3.9
United States Government and agencies	3,889	(221)	2,423	(74)	6,312	(295)	0.2
States and political subdivisions	218,383	(7,995)	16,697	(2,273)	235,080	(10,268)	8.4
Total fixed maturities	$2,346,018	$(85,488)	$433,815	$(36,364)	$2,779,833	$(121,852)	100.0%

Fixed Maturity and Equity Securities with Unrealized Losses by Length of Time
	December 31, 2017
	Less than one year		One year or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$85,019	$(1,261)	$183,820	$(14,694)	$268,839	$(15,955)	59.1%
Residential mortgage-backed	76,393	(1,757)	31,779	(1,523)	108,172	(3,280)	12.1
Commercial mortgage-backed	151,158	(2,078)	16,398	(1,155)	167,556	(3,233)	12.0
Other asset-backed	159,111	(2,006)	71,064	(1,208)	230,175	(3,214)	11.9
United States Government and agencies	5,698	(47)	1,864	(32)	7,562	(79)	0.3
States and political subdivisions	5,904	(96)	20,505	(1,143)	26,409	(1,239)	4.6
Total fixed maturities	$483,283	$(7,245)	$325,430	$(19,755)	$808,713	$(27,000)	100.0%

Equity securities:
Non-redeemable preferred stocks	$2,819	$(71)	$4,807	$(194)	$7,626	$(265)
Total equity securities	$2,819	$(71)	$4,807	$(194)	$7,626	$(265)

Fixed maturities in the above tables include 763 securities from 473 issuers at September 30, 2018 and 247 securities from 154 issuers at December 31, 2017.

Unrealized losses increased during the nine months ended September 30, 2018 due to higher market interest rates. We do not consider securities to be OTTI when the market decline is attributable to factors such as interest rate movements, market volatility, liquidity, spread widening and credit quality when recovery of all amounts due under the contractual terms of the security is anticipated. Based on our intent not to sell or our belief that we will not be required to sell these securities before recovery of their amortized cost basis, we do not consider these investments to be OTTI at September 30, 2018. We will continue to monitor the investment portfolio for future changes in issuer facts and circumstances that could result in future impairments beyond those currently identified.

As described more fully in Note 1 to our consolidated financial statements included in Item 8 of our Form 10-K for the year ended December 31, 2017, we perform a regular evaluation of all investment classes for impairment in order to evaluate whether such investments are OTTI.

Credit Loss Component of Other-Than-Temporary Impairments on Fixed Maturities
	Nine months ended September 30,
	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$(12,392)	$(14,500)
Reductions due to investments sold or paid down	3,648	1,154
Reduction for credit loss that no longer has a portion of the OTTI loss recognized in other comprehensive income	2,529	587
Balance at end of period	$(6,215)	$(12,759)

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

Realized Gains (Losses) - Recorded in Income
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Realized gains (losses) on sales of investments
Fixed maturities:
Gross gains	$25	$221	$1,821	$1,426
Gross losses	(1)	(140)	(2)	(1,082)
Equity securities	—	—	—	(90)
Other long-term investments	(1)	—	(19)	40
Real estate	—	—	—	305
	23	81	1,800	599
Net unrealized losses recognized during the period on equity securities held at the end of the period (1)	(732)	—	(3,415)	—
Net realized gains (losses)	(709)	81	(1,615)	599

Impairment losses recognized in earnings:
Other credit-related (2)	(50)	(67)	(1,090)	(133)
Net realized gains (losses) on investments recorded in income	$(759)	$14	$(2,705)	$466

(1)	See Note 1 to our consolidated financial statements for discussion of change in accounting policy for equity securities during 2018.

(2)
Amount represents credit-related losses for fixed maturities written down to fair value through income and impairment losses related to investments accounted for under the equity method of accounting, which are included in securities and indebtedness of related parties within our consolidated balance sheets.

Proceeds from sales of fixed maturities totaled $59.3 million during the nine months ended September 30, 2018 and $57.7 million during the nine months ended September 30, 2017.

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

Any loan delinquent on contractual payments is considered non-performing. Mortgage loans are placed on non-accrual status if we have concerns regarding the collectability of future payments. Interest income on non-performing loans is generally recognized on a cash basis. Once mortgage loans are classified as non-accrual loans, the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan has been restructured such that the collection of interest is considered likely. At September 30, 2018 and December 31, 2017, there were no non-performing loans over 90 days past due on contractual payments. At September 30, 2018, we had committed to provide additional funding for mortgage loans totaling $21.1 million. These commitments arose in the normal course of business at terms that are comparable to similar investments.

Mortgage Loans by Collateral Type
	September 30, 2018		December 31, 2017
Collateral Type	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
Office	$425,459	41.9%	$410,090	42.2%
Retail	306,614	30.2	292,257	30.1
Industrial	211,585	20.8	207,180	21.3
Other	71,960	7.1	62,285	6.4
Total	$1,015,618	100.0%	$971,812	100.0%

Mortgage Loans by Geographic Location within the United States
	September 30, 2018		December 31, 2017
Region of the United States	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
South Atlantic	$294,262	29.0%	$296,947	30.5%
Pacific	164,405	16.2	146,320	15.0
West North Central	122,743	12.1	127,096	13.1
East North Central	105,982	10.4	91,971	9.5
Mountain	102,339	10.1	105,627	10.9
West South Central	91,402	9.0	85,566	8.8
East South Central	65,459	6.4	67,228	6.9
Middle Atlantic	35,123	3.5	16,052	1.7
New England	33,903	3.3	35,005	3.6
Total	$1,015,618	100.0%	$971,812	100.0%

Mortgage Loans by Loan-to-Value Ratio
	September 30, 2018		December 31, 2017
Loan-to-Value Ratio	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
0% - 50%	$404,171	39.8%	$334,037	34.4%
51% - 60%	283,036	27.9	258,359	26.6
61% - 70%	288,808	28.4	297,404	30.6
71% - 80%	21,076	2.1	63,116	6.5
81% - 90%	18,527	1.8	18,896	1.9
Total	$1,015,618	100.0%	$971,812	100.0%

The loan-to-value ratio is determined using the most recent appraised value. Appraisals are updated periodically when there is indication of a possible significant collateral decline or there are loan modifications or refinance requests.

Mortgage Loans by Year of Origination
	September 30, 2018		December 31, 2017
Year of Origination	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
2018	$93,611	9.2%	$—	—%
2017	209,307	20.6	214,365	22.1
2016	150,686	14.8	154,359	15.9
2015	134,529	13.3	144,890	14.9
2014	75,598	7.4	77,866	8.0
2013 and prior	351,887	34.7	380,332	39.1
Total	$1,015,618	100.0%	$971,812	100.0%

Impaired Mortgage Loans
	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Unpaid principal balance	$18,724	$19,027
Less:
Related allowance	(346)	(497)
Carrying value of impaired mortgage loans	$18,378	$18,530

Allowance on Mortgage Loans
	Nine months ended September 30,
	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$497	$713
Recoveries	(151)	(147)
Balance at end of period	$346	$566

Mortgage Loan Modifications

Our commercial mortgage loan portfolio can include loans that have been modified. We assess loan modifications on a loan-by-loan basis to evaluate whether a troubled debt restructuring has occurred. Generally, the types of concessions include: reduction of the contractual interest rate to a below-market rate, extension of the maturity date and/or a reduction of accrued interest. The amount, timing and extent of the concession granted is considered in determining if an impairment loss is needed for the restructuring. There were no loan modifications during the nine months ended September 30, 2018 or September 30, 2017.

Variable Interest Entities

We evaluate our variable interest entity (VIE) investees to determine whether the level of our direct ownership interest, our rights to manage operations, or our obligation to provide ongoing financial support are such that we are the primary beneficiary of the entity, and would therefore be required to consolidate it for financial reporting purposes. After determining that we have a variable interest, we review our involvement in the VIE to determine whether we have both the power to direct activities that most significantly impact the economic performance of the VIE, and the obligation to absorb losses or the rights to receive benefits that could be potentially significant to the VIE. This analysis includes a review of the purpose and design of the VIE as well as the role that we played in the formation of the entity and how that role could impact our ability to control the VIE. We also review the activities and decisions considered significant to the economic performance of the VIE and assess what power we have in directing those activities and decisions. Finally, we review the agreements in place to determine if there are any guarantees that would affect our maximum exposure to loss.

We have reviewed the circumstances surrounding our investments in VIEs, which consist of (i) limited partnerships or limited liability companies accounted for under the equity method included in securities and indebtedness of related parties and (ii) non-guaranteed federal LIHTC investments included in other assets. LIHTC investments take the form of limited partnerships, which in turn invest in a number of low income housing projects. We use the proportional amortization method of accounting for these investments. The proportional amortization method amortizes the cost of the investment over the period in which the investor expects to receive tax credits and other tax benefits, and the resulting amortization is recognized along with the tax benefits as a component of federal income tax expense on our consolidated statements of operations. The net benefits reflected in federal income tax expense related to LIHTC investments were $0.9 million for the third quarter of 2018 and $2.7 million for the nine months ended September 30, 2018, compared to $1.3 million for the third quarter of 2017 and $3.8 million at for the nine months ended September 30, 2017. The carrying value of our LIHTC investments totaled $56.7 million at September 30, 2018 and $65.7 million at December 31, 2017. See Note 1 to our consolidated financial statements for discussion of a change in accounting method applied to these investments.

At September 30, 2018, we had committed to provide additional funds for limited partnerships and limited liability companies in which we invest. The amounts of these unfunded commitments totaled $56.4 million, including $1.6 million for LIHTC investment commitments, which are summarized by year in the following table.

LIHTC Investment Commitments by Year
September 30, 2018
(Dollars in thousands)
2018	$341
2019	248
2020-2025	996
Total	$1,585

In addition, we have reviewed the ownership interests in our VIEs and determined that we do not hold direct majority ownership or have other contractual rights (such as kick out rights) that give us effective control over these entities resulting in us having both the power to direct activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. The maximum loss exposure relative to our VIEs is limited to the carrying value and any unfunded commitments that exist for each particular VIE. We also have not provided additional support or other guarantees that was not previously contractually required (financial or otherwise) to any of the VIEs as of September 30, 2018 or December 31, 2017. Based on this analysis, none of our VIEs were required to be consolidated for any reporting periods presented in this Form 10-Q.

VIE Investments by Category
	September 30, 2018		December 31, 2017
	Carrying Value	Maximum Exposure to Loss	Carrying Value	Maximum Exposure to Loss
	(Dollars in thousands)
LIHTC investments	$56,715	$58,300	$65,710	$67,396
Investment companies	37,388	82,167	25,335	62,372
Real estate limited partnerships	9,694	19,522	8,589	20,590
Other	455	649	1,182	1,488
Total	$104,252	$160,638	$100,816	$151,846

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

Derivatives Instruments by Type
	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Assets
Freestanding derivatives:
Call options (reported in other investments)	$19,140	$14,824
Embedded derivatives:
Modified coinsurance assumed (reported in reinsurance recoverable)	98	2,125
Modified coinsurance ceded (reported in reinsurance recoverable)	20	—
Interest-only security (reported in fixed maturities)	1,422	2,096
Total assets	$20,680	$19,045

Liabilities
Embedded derivatives:
Indexed annuity and universal life products (reported in liability for future policy benefits)	$42,017	$27,774
Modified coinsurance agreements (reported in other liabilities)	288	268
Total liabilities	$42,305	$28,042

Derivative Income (Loss)
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Change in fair value of free standing derivatives:
Call options	$5,999	$2,482	$7,039	$6,247
Change in fair value of embedded derivatives:
Modified coinsurance agreements	(1,209)	(86)	(2,027)	(1,508)
Interest-only security	(1)	28	(79)	(167)
Indexed annuity and universal life products	(5,509)	560	(2,563)	878
Total income (loss) from derivatives	$(720)	$2,984	$2,370	$5,450

Derivative income is reported in net investment income except for the change in fair value of the embedded derivatives on our indexed annuity and universal life products, which is reported in interest sensitive product benefits.

We are exposed to credit losses in the event of nonperformance of the derivative counterparties. This credit risk is minimized by purchasing such agreements from financial institutions with high credit ratings (currently rated A or better by nationally recognized statistical rating organizations). We have also entered into credit support agreements with the counterparties requiring them to post collateral when net exposures exceed pre-determined thresholds that vary by counterparty. The net amount of such exposure is essentially the market value less collateral held for such agreements with each counterparty. The call options are supported by securities collateral received of $14.3 million at September 30, 2018, which is held in a separate custodial account. Subject to certain constraints, we are permitted to sell or re-pledge this collateral, but do not have legal rights to the collateral; accordingly, it has not been recorded on our balance sheet. At September 30, 2018, none of the collateral had been sold or re-pledged. As of September 30, 2018, our net derivative exposure was $5.1 million.

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

Future policy benefits-indexed product embedded derivatives:

Certain index product contracts include embedded derivatives that are measured at fair value on a recurring basis. These embedded derivatives are a Level 3 measurement. The fair value of the embedded derivatives is based on the discounted excess of projected account values (including a risk margin) over projected guaranteed account values. The key unobservable inputs required in the projection of future values that require management judgment include the risk margin as well as the credit risk of our company. Should the risk margin increase or the credit risk decrease, the discounted cash flows and the estimated fair value of the obligation will increase.

Other liabilities:

Level 2 other liabilities include the embedded derivatives in our modified coinsurance contracts under which we cede business. Fair values for the embedded derivatives are based on the difference between the fair value and the cost basis of the underlying fixed maturities.

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels
	September 30, 2018
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair Value
	(Dollars in thousands)
Assets
Fixed maturities:
Corporate securities	$—	$3,290,359	$23,174	$3,313,533
Residential mortgage-backed securities	—	603,591	3,878	607,469
Commercial mortgage-backed securities	—	788,162	76,512	864,674
Other asset-backed securities	—	747,771	12,354	760,125
United States Government and agencies	7,927	12,306	—	20,233
States and political subdivisions	—	1,532,991	—	1,532,991
Total fixed maturities	7,927	6,975,180	115,918	7,099,025
Non-redeemable preferred stocks	—	89,328	7,210	96,538
Common stocks (1)	5,622	—	—	5,622
Other investments	—	19,140	—	19,140
Cash, cash equivalents and short-term investments	39,994	—	—	39,994
Reinsurance recoverable	—	118	—	118
Assets held in separate accounts	651,797	—	—	651,797
Total assets	$705,340	$7,083,766	$123,128	$7,912,234

Liabilities
Future policy benefits - indexed product embedded derivatives	$—	$—	$42,017	$42,017
Other liabilities	—	288	—	288
Total liabilities	$—	$288	$42,017	$42,305

(1)
A private equity fund with a fair value estimate of $1.7 million using net asset value per share as a practical expedient, has not been classified in the fair value hierarchy above per fair value reporting guidance. This fund invests in senior secured middle market loans and has unfunded commitments totaling $8.3 million at September 30, 2018. The investment is not currently eligible for redemption.

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels
	December 31, 2017
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair Value
	(Dollars in thousands)
Assets
Fixed maturities:
Corporate securities	$—	$3,654,671	$33,600	$3,688,271
Residential mortgage-backed securities	—	507,157	9,124	516,281
Commercial mortgage-backed securities	—	619,606	85,701	705,307
Other asset-backed securities	—	780,022	53,480	833,502
United States Government and agencies	9,078	15,827	—	24,905
States and political subdivisions	—	1,523,701	—	1,523,701
Total fixed maturities	9,078	7,100,984	181,905	7,291,967
Non-redeemable preferred stocks	—	92,425	7,407	99,832
Common stocks	4,313	—	—	4,313
Other investments	—	14,824	—	14,824
Cash, cash equivalents and short-term investments	69,703	—	—	69,703
Reinsurance recoverable	—	2,125	—	2,125
Assets held in separate accounts	651,963	—	—	651,963
Total assets	$735,057	$7,210,358	$189,312	$8,134,727

Liabilities
Future policy benefits - indexed product embedded derivatives	$—	$—	$27,774	$27,774
Other liabilities	—	268	—	268
Total liabilities	$—	$268	$27,774	$28,042

Level 3 Assets by Valuation Source - Recurring Basis
	September 30, 2018
	Third-party vendors	Priced internally	Fair Value
	(Dollars in thousands)
Corporate securities	$2,128	$21,046	$23,174
Residential mortgage-backed securities	3,878	—	3,878
Commercial mortgage-backed securities	67,243	9,269	76,512
Other asset-backed securities	12,354	—	12,354
Non-redeemable preferred stocks	—	7,210	7,210
Total assets	$85,603	$37,525	$123,128
Percent of total	69.5%	30.5%	100.0%

	December 31, 2017
	Third-party vendors	Priced internally	Fair Value
	(Dollars in thousands)
Corporate securities	$4,555	$29,045	$33,600
Residential mortgage-backed securities	9,124	—	9,124
Commercial mortgage-backed securities	85,701	—	85,701
Other asset-backed securities	47,080	6,400	53,480
Non-redeemable preferred stocks	—	7,407	7,407
Total assets	$146,460	$42,852	$189,312
Percent of total	77.4%	22.6%	100.0%

Quantitative Information about Level 3 Fair Value Measurements - Recurring Basis
	September 30, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$19,848	Discounted cash flow	Credit spread	0.92% - 5.75% (3.22%)
Commercial mortgage-backed	70,052	Discounted cash flow	Credit spread	1.08% - 3.51% (2.18%)
Non-redeemable preferred stocks	7,210	Discounted cash flow	Credit spread	3.05% (3.05%)
Total assets	$97,110

Liabilities
Future policy benefits - indexed product embedded derivatives	$42,017	Discounted cash flow	Credit risk Risk margin	0.45% - 1.60% (1.05%) 0.15% - 0.40% (0.25%)

	December 31, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$27,682	Discounted cash flow	Credit spread	0.91% - 6.20% (4.17%)
Commercial mortgage-backed	72,224	Discounted cash flow	Credit spread	1.40% - 4.10% (2.50%)
Non-redeemable preferred stocks	7,407	Discounted cash flow	Credit spread	2.94% (2.94%)
Total assets	$107,313

Liabilities
Future policy benefits - indexed product embedded derivatives	$27,774	Discounted cash flow	Credit risk Risk margin	0.40% - 1.60% (0.90%) 0.15% - 0.40% (0.25%)

The tables above exclude certain securities with the fair value based on non-binding broker quotes for which we could not reasonably obtain the quantitative unobservable inputs.

Level 3 Financial Instruments Changes in Fair Value - Recurring Basis
	September 30, 2018
				Realized and unrealized gains (losses), net
	Balance, December 31, 2017	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Amort-ization included in net income	Balance, September 30, 2018
	(Dollars in thousands)
Assets
Corporate securities	$33,600	$—	$(8,373)	$—	$(878)	$7,082	$(8,530)	$273	$23,174
Residential mortgage-backed securities	9,124	27,818	—	—	—	—	(33,064)	—	3,878
Commercial mortgage-backed securities	85,701	36,008	(659)	—	(4,522)	—	(39,990)	(26)	76,512
Other asset-backed securities	53,480	28,855	(2,622)	—	(12)	—	(67,347)	—	12,354
Non-redeemable preferred stocks	7,407	—	—	—	(197)	—	—	—	7,210
Total assets	$189,312	$92,681	$(11,654)	$—	$(5,609)	$7,082	$(148,931)	$247	$123,128

Liabilities
Future policy benefits - indexed product embedded derivatives	$27,774	$7,920	$(3,919)	$10,242	$—	$—	$—	$—	$42,017

	September 30, 2017
				Realized and unrealized gains (losses), net
	Balance, December 31, 2016	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Amort-ization included in net income	Balance, September 30, 2017
	(Dollars in thousands)
Assets
Corporate securities	$59,119	$3,000	$(11,251)	$84	$(1,015)	$13,440	$(22,877)	$(30)	$40,470
Residential mortgage-backed securities	—	23,331	—	—	(1)	—	(21,326)	1	2,005
Commercial mortgage-backed securities	81,434	12,114	(613)	—	6,850	—	(20,267)	(63)	79,455
Other asset-backed securities	54,368	81,867	(8,286)	—	614	13,353	(48,392)	(21)	93,503
Non-redeemable preferred stocks	7,411	—	—	—	243	—	—	—	7,654
Total assets	$202,332	$120,312	$(20,150)	$84	$6,691	$26,793	$(112,862)	$(113)	$223,087

Liabilities
Future policy benefits - indexed product embedded derivatives	$15,778	$4,893	$(1,405)	$4,808	$—	$—	$—	$—	$24,074

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

Valuation of our Financial Instruments Not Reported at Fair Value by Hierarchy Levels
	September 30, 2018
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair Value	Carrying Value
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$1,005,598	$1,005,598	$1,015,618
Policy loans	—	—	229,408	229,408	195,723
Other investments	—	—	30,468	30,468	29,496
Total assets	$—	$—	$1,265,474	$1,265,474	$1,240,837

Liabilities
Future policy benefits	$—	$—	$4,005,338	$4,005,338	$4,276,325
Supplementary contracts without life contingencies	—	—	303,856	303,856	310,152
Advance premiums and other deposits	—	—	260,888	260,888	260,888
Long-term debt	—	—	71,761	71,761	97,000
Liabilities related to separate accounts	—	—	650,063	650,063	651,797
Total liabilities	$—	$—	$5,291,906	$5,291,906	$5,596,162

	December 31, 2017
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair Value	Carrying Value
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$989,503	$989,503	$971,812
Policy loans	—	—	236,223	236,223	191,398
Other investments	—	—	28,619	28,619	27,547
Total assets	$—	$—	$1,254,345	$1,254,345	$1,190,757

Liabilities
Future policy benefits	$—	$—	$4,119,880	$4,119,880	$4,164,593
Supplementary contracts without life contingencies	—	—	327,151	327,151	322,630
Advance premiums and other deposits	—	—	259,099	259,099	259,099
Long-term debt	—	—	78,628	78,628	97,000
Liabilities related to separate accounts	—	—	649,610	649,610	651,963
Total liabilities	$—	$—	$5,434,368	$5,434,368	$5,495,285

Level 3 Financial Instruments Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis, generally mortgage loans or real estate that have been deemed to be impaired during the reporting period. There were no mortgage loans or real estate impaired to fair value during the nine months ended September 30, 2018 or September 30, 2017.

4. Defined Benefit Plan

We participate with affiliates and an unaffiliated organization in defined benefit pension plans, including a multiemployer plan. Our share of net periodic pension cost for the plans is recorded as expense in our consolidated statements of operations.

Components of Net Periodic Pension Cost for FBL and Affiliates Combined - Multiemployer Plan
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Service cost	$1,494	$1,388	$4,480	$4,164
Interest cost	3,411	3,531	10,232	10,593
Expected return on assets	(5,562)	(4,796)	(16,686)	(14,388)
Amortization of prior service cost	11	32	34	98
Amortization of actuarial loss	3,126	2,531	9,380	7,591
Net periodic pension cost	$2,480	$2,686	$7,440	$8,058

FBL Financial Group, Inc. share of net periodic pension costs	$760	$851	$2,280	$2,553

Components of Net Periodic Pension Cost for FBL and Affiliates Combined - Other Plans
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Service cost	$135	$109	$404	$327
Interest cost	240	250	719	752
Amortization of actuarial loss	338	293	1,015	879
Net periodic pension cost	$713	$652	$2,138	$1,958

FBL Financial Group, Inc. share of net periodic pension costs	$418	$388	$1,253	$1,164

5. Income Taxes

The Tax Act made broad changes to the U.S. tax code impacting our companies, including reducing the federal corporate tax rate from 35% to 21% and numerous base-broadening provisions. We recorded a provisional estimate of the impact of the Tax Act on our income tax provisions and deferred tax assets and liabilities as of December 31, 2017. As of September 30, 2018, some guidance regarding the Tax Act has been issued, though a number of the Tax Act’s provisions still contain some level of uncertainty.

Our income tax provisions and deferred income taxes at September 30, 2018 reflect the lower corporate tax rate and the other provisions of the Tax Act, based on our current understanding of the legislation. Provisional estimates used in the determination of income tax provisions and deferred tax assets and liabilities at December 31, 2017 have been updated as of September 30, 2018 to reflect amounts reported in our 2017 income tax return. The impact of the change in the corporate tax rate on these updated estimates resulted in an increase to net income of approximately $0.6 million for the first nine months of 2018.

See Note 1 for discussion of the accounting policy change from the equity method to the proportional method for our LIHTC investments, the effects of which are now reported on the income tax line in the consolidated statements of operations.

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

7. Stockholders’ Equity

Share Repurchases

We periodically repurchase our Class A common stock under programs approved by our Board of Directors. These repurchase programs authorize us to make repurchases in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. Under these programs, we repurchased 129,011 shares for $8.8 million during the nine months ended September 30, 2018. No repurchases were made during the nine months ended September 30, 2017. Completion of the current program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice. At September 30, 2018, $48.0 million remains available for repurchase under the active repurchase program.

Dividends
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Class A and B common stock:
Cash dividends per common share	$0.46	$0.44	$1.38	$1.32
Special cash dividend per common share	—	—	1.50	1.50
Total common stock dividends per share	$0.46	$0.44	$2.88	$2.82

Series B preferred stock dividends per share	$0.0075	$0.0075	$0.0225	$0.0225

In March 2018, the Board of Directors approved a special $1.50 per share cash dividend payable to Class A and Class B common shareholders totaling $37.3 million. In March 2017, the Board of Directors approved a special $1.50 per share cash dividend payable to Class A and Class B common shareholders totaling $37.4 million.

Reconciliation of Outstanding Common Stock
	Class A		Class B		Total
	Shares	Dollars	Shares	Dollars	Shares	Dollars
	(Dollars in thousands)
Outstanding at January 1, 2017	24,882,542	$152,903	11,413	$72	24,893,955	$152,975
Stock-based compensation	39,555	644	—	—	39,555	644
Outstanding at September 30, 2017	24,922,097	$153,547	11,413	$72	24,933,510	$153,619

Outstanding at January 1, 2018	24,919,113	$153,589	11,413	$72	24,930,526	$153,661
Stock-based compensation	16,694	366	—	—	16,694	366
Purchase of common stock	(129,011)	(795)	—	—	(129,011)	(795)
Outstanding at September 30, 2018	24,806,796	$153,160	11,413	$72	24,818,209	$153,232

Accumulated Other Comprehensive Income, Net of Tax and Other Offsets
	Unrealized Net Investment Gains (Losses) on Available For Sale Securities (1)	Accumulated Non-Credit Impairment Losses (1)	Underfunded Status of Postretirement Benefit Plans	Total
	(Dollars in thousands)
Balance at January 1, 2017	$156,963	$311	$(7,719)	$149,555
Other comprehensive income before reclassifications	72,293	1,520	—	73,813
Reclassification adjustments	(61)	—	562	501
Balance at September 30, 2017	$229,195	$1,831	$(7,157)	$223,869

Balance at January 1, 2018	$295,169	$537	$(10,723)	$284,983
Cumulative effect of change in accounting principle related to net unrealized gains on equity securities (2)	(5,480)	—	—	(5,480)
Other comprehensive income (loss) before reclassifications	(192,832)	2,932	—	(189,900)
Reclassification adjustments	(1,439)	—	797	(642)
Balance at September 30, 2018	$95,418	$3,469	$(9,926)	$88,961

(1)
Includes the impact of taxes, deferred acquisition costs, value of insurance in force acquired, unearned revenue reserves and policyholder liabilities. See Note 2 to our consolidated financial statements for further information.

(2)	See Note 1 to our consolidated financial statements for further discussion on this one-time adjustment related to an accounting change.

Accumulated Other Comprehensive Income Reclassification Adjustments
	Nine months ended September 30, 2018
	Unrealized Net Investment Gains (Losses) on Available For Sale Securities (1)	Accumulated Non-Credit Impairment Losses (1)	Underfunded Status of Postretirement Benefit Plans	Total
	(Dollars in thousands)
Realized capital gains on sales of investments	$(1,819)	$—	$—	$(1,819)
Adjustments for assumed changes in deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	(3)	—	—	(3)
Other expenses - change in unrecognized postretirement items:
Net actuarial loss	—	—	1,009	1,009
Reclassifications before income taxes	(1,822)	—	1,009	(813)
Income taxes	383	—	(212)	171
Reclassification adjustments	$(1,439)	$—	$797	$(642)

Accumulated Other Comprehensive Income Reclassification Adjustments
	Nine months ended September 30, 2017
	Unrealized Net Investment Gains (Losses) on Available For Sale Securities (1)	Accumulated Non-Credit Impairment Losses (1)	Underfunded Status of Postretirement Benefit Plans	Total
	(Dollars in thousands)
Realized capital losses on sales of investments	$(254)	$—	$—	$(254)
Adjustments for assumed changes in deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	160	—	—	160
Other expenses - change in unrecognized postretirement items:
Net actuarial loss	—	—	865	865
Reclassifications before income taxes	(94)	—	865	771
Income taxes	33	—	(303)	(270)
Reclassification adjustments	$(61)	$—	$562	$501

(1)	See Note 2 to our consolidated financial statements for further information.

8. Earnings per Share

Computation of Earnings per Common Share

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share data)
Numerator:
Net income attributable to FBL Financial Group, Inc.	$31,010	$26,127	$87,378	$83,325
Less: Dividends on Series B preferred stock	37	37	112	112
Income available to common stockholders	$30,973	$26,090	$87,266	$83,213

Denominator:
Weighted average shares - basic	24,918,725	25,037,020	24,946,752	25,036,258
Effect of dilutive securities - stock-based compensation	11,076	17,530	13,317	19,703
Weighted average shares - diluted	24,929,801	25,054,550	24,960,069	25,055,961

Earnings per common share	$1.24	$1.04	$3.50	$3.32
Earnings per common share - assuming dilution:	$1.24	$1.04	$3.50	$3.32

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
We analyze our segment results based on pre-tax non-GAAP operating income. Accordingly, income taxes are not allocated to the segments. In addition, non-GAAP operating results are reported net of transactions between the segments. Adjustments to net income are net of amortization of unearned revenue reserves, deferred acquisition costs and value of insurance in force acquired, as well as changes in interest sensitive product reserves and income taxes attributable to these items. While not applicable for the periods reported herein, our non-GAAP operating income policy also calls for adjustments to net income relating to the following:

•	settlements or judgments arising from lawsuits, net of any recoveries from third parties,

•	the cumulative effect of changes in accounting principles and

•	discontinued operations.

Reconciliation Between Net Income and Non-GAAP Operating Income

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Net income attributable to FBL Financial Group, Inc. (1)	$31,010	$26,127	$87,378	$83,325
Net income adjustments:
Initial impact of the Tax Act (2)	(617)	—	(617)	—
Net realized gains/losses on investments (3) (4)	603	38	2,132	(196)
Change in net unrealized gains/losses on derivatives (3)	876	(1,389)	1,191	(2,074)
Non-GAAP operating income (1)	$31,872	$24,776	$90,084	$81,055

(1)	Prior period amounts have been adjusted to reflect the accounting change for LIHTC investments. See Note 1 to our consolidated financial statements for additional information.

(2)
Amount represents a change in the provisional estimate of the impact of the Tax Act on our deferred tax assets and liabilities as of December 31, 2017. See Note 5 to our consolidated financial statements for additional information.

(3)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred acquisition costs, value of insurance in force acquired, interest sensitive policy reserves and income taxes attributable to these items.

(4)
Beginning in 2018, amounts include the change in net unrealized gains/losses on equity securities due to a change in accounting guidance. See Note 1 to our consolidated financial statements for additional information.

Financial Information Concerning our Operating Segments

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Pre-tax non-GAAP operating income:
Annuity	$18,179	$17,015	$50,759	$51,610
Life Insurance	11,958	12,620	39,236	44,000
Corporate and Other (1)	7,999	4,556	16,966	17,656
Total pre-tax non-GAAP operating income (1)	38,136	34,191	106,961	113,266
Income taxes on non-GAAP operating income (1)	(6,264)	(9,415)	(16,877)	(32,211)
Non-GAAP operating income (1)	$31,872	$24,776	$90,084	$81,055

Non-GAAP operating revenues:
Annuity	$55,424	$54,993	$169,274	$166,877
Life Insurance	106,546	102,627	323,854	313,838
Corporate and Other	22,779	22,701	70,759	70,471
	184,749	180,321	563,887	551,186
Net realized gains/losses on investments (2) (3)	(758)	(123)	(2,885)	190
Change in net unrealized gains/losses on derivatives (2)	4,120	1,358	(12)	1,097
Consolidated revenues	$188,111	$181,556	$560,990	$552,473

(1)	Prior period amounts have been adjusted to reflect the accounting change for LIHTC investments. See Note 1 to our consolidated financial statements for additional information.

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

Interest expense is attributable to the Corporate and Other segment. Expenditures for long-lived assets were not significant during the periods presented above. Goodwill at September 30, 2018 and December 31, 2017 was allocated among the segments as follows: Annuity ($3.9 million) and Life Insurance ($6.1 million).

Equity income or loss related to securities and indebtedness of related parties is attributable to the Life Insurance and Corporate and Other segments. LIHTC investments are no longer included in pre-tax non-GAAP operating income. See Note 1 to our consolidated financial statements for additional information. The following chart provides the related equity income by segment.

Equity Income by Operating Segment
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Pre-tax equity income:
Life Insurance	$860	$548	$2,847	$3,003
Corporate and Other	1,217	201	1,508	1,041
	2,077	749	4,355	4,044

Income taxes	(435)	(262)	(914)	(1,415)
Equity income, net of related income taxes	$1,642	$487	$3,441	$2,629

Premiums collected, which is not a measure used in financial statements prepared according to GAAP, includes premiums received on life insurance policies and deposits on annuities and universal life-type products. Premiums collected is a common life insurance industry measure of agent productivity. Net premiums collected totaled $141.7 million for the quarter ended September 30, 2018 and $141.6 million for the same period in 2017. Net premiums collected totaled $482.7 million for the nine months ended September 30, 2018 and $477.4 million for the same period in 2017.

Under GAAP, premiums on whole life and term life policies are recognized as revenues over the premium-paying period and reported in the Life Insurance segment. The following chart provides a reconciliation of life insurance premiums collected to those reported in the GAAP financial statements.

Reconciliation of Traditional Life Insurance Premiums, Net of Reinsurance

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Traditional and universal life insurance premiums collected	$73,867	$71,214	$228,030	$219,949
Premiums collected on interest sensitive products	(25,507)	(24,142)	(79,938)	(75,021)
Traditional life insurance premiums collected	48,360	47,072	148,092	144,928
Change in due premiums and other	(236)	15	620	855
Traditional life insurance premiums as included in the Consolidated Statements of Operations	$48,124	$47,087	$148,712	$145,783

There is no comparable GAAP financial measure for premiums collected on annuities and universal life-type products. GAAP revenues for those interest sensitive and variable products consist of various policy charges and fees assessed on those contracts, as summarized in the chart below.

Interest Sensitive Product Charges by Segment
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Annuity
Surrender charges and other	$1,280	$1,115	$3,699	$3,452

Life Insurance
Administration charges	$4,100	$3,740	$12,340	$11,504
Cost of insurance charges	13,160	12,638	38,378	37,042
Surrender charges	497	499	1,746	1,493
Amortization of policy initiation fees	1,629	(382)	3,384	902
Total	$19,386	$16,495	$55,848	$50,941

Corporate and Other
Administration charges	$1,185	$1,272	$3,826	$4,074
Cost of insurance charges	7,698	7,431	22,033	22,025
Surrender charges	15	52	58	131
Separate account charges	2,155	2,071	6,465	6,100
Amortization of policy initiation fees	(558)	(432)	236	(62)
Total	$10,495	$10,394	$32,618	$32,268

Interest sensitive product charges as included in the Consolidated Statements of Operations	$31,161	$28,004	$92,165	$86,661

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

Economic and other environmental factors that may impact our business include, but are not limited to, the following:

•	Gross Domestic Product increased at an annual rate of 3.5% during the third quarter of 2018 based on recent estimates.

•	U.S. unemployment was estimated to be 3.7% at the end of the third quarter of 2018.

•	U.S. net farm income is forecast to decrease 13.0% and farm real estate value is estimated to increase 1.8% during 2018 according to recent U.S. Department of Agriculture estimates.

•	The impact to our business from tariffs recently imposed as well as proposed on the general U.S. and farm economies is uncertain.

•	The U.S. 10-year Treasury yield increased during 2018 to 3.05% at September 30, 2018 from 2.40% at December 31, 2017.

•	The impact of the enactment of the Tax Act during December 2017 on the general U.S. economy, business initiatives and consumer demand for our insurance products is uncertain.

The interest rate environment continues to impact our investment yields as well as the interest we credit on our interest sensitive products. The benchmark 10-year U.S. Treasury yield continued to trend higher in the third quarter and finished at 3.05%, approximately 65 basis points higher than year-end 2017. Conversely, average corporate credit spreads tightened by approximately 18 basis points. Yields remain historically low. Low crediting rates pose challenges to maintaining attractive annuity and universal life products, although our rates are comparable to other insurance companies, allowing us to maintain our competitive position within the market. We experienced a decrease in the fair value of our fixed maturity security portfolio during the third quarter of 2018 primarily due to an increase in market yields. See the segment discussion and “Financial Condition” section that follows for additional information regarding the impact of low market interest rates on our business.

Results of Operations for the Periods Ended September 30, 2018 and 2017

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Change	2018	2017	Change
	(Dollars in thousands, except per share data)
Net income attributable to FBL Financial Group, Inc. (1)	$31,010	$26,127	19%	$87,378	$83,325	5%
Adjustments to net income:
Initial impact of the Tax Act (2)	(617)	—	N/A	(617)	—	N/A
Realized gains/losses on investments (3)(4)	603	38	1,487%	2,132	(196)	(1,188)%
Change in net unrealized gains/losses on derivatives (3)	876	(1,389)	(163)%	1,191	(2,074)	(157)%
Non-GAAP operating income (1) (5)	$31,872	$24,776	29%	$90,084	$81,055	11%

Pre-tax non-GAAP operating income:
Annuity segment	$18,179	$17,015	7%	$50,759	$51,610	(2)%
Life Insurance segment	11,958	12,620	(5)%	39,236	44,000	(11)%
Corporate and Other segment (1)	7,999	4,556	76%	16,966	17,656	(4)%
Total pre-tax non-GAAP operating income (1)	38,136	34,191	12%	106,961	113,266	(6)%
Income taxes on non-GAAP operating income (1)	(6,264)	(9,415)	(33)%	(16,877)	(32,211)	(48)%
Non-GAAP operating income (1) (5)	$31,872	$24,776	29%	$90,084	$81,055	11%

Earnings per common share - assuming dilution (1)	$1.24	$1.04	19%	$3.50	$3.32	5%
Non-GAAP operating income per common share - assuming dilution (1) (5)	1.28	0.99	29%	3.60	3.23	11%
Effective tax rate on non-GAAP operating income (1)	16%	28%		16%	28%
Average invested assets, at amortized cost (1) (6)				$8,252,013	$7,932,953	4%
Annualized yield on average invested assets (1) (6)				5.16%	5.30%
Impact on non-GAAP operating income of unlocking deferred acquisition costs, deferred sales inducements, unearned revenue reserve and interest sensitive product reserves, net of tax (5)	$(227)	$682	(133)%	$(227)	$682	(133)%

(1)	Prior period amounts have been adjusted to reflect the accounting change for LIHTC investments. See Note 1 to our consolidated financial statements for additional information.

(2)
Amount represents a change in the provisional estimate of the impact of the Tax Act on our deferred tax assets and liabilities as of December 31, 2017. See Note 5 to our consolidated financial statements for additional information.

(3)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred acquisition costs and value of insurance in force acquired, as well as changes in interest sensitive product reserves and income taxes attributable to these items.

(4)	Beginning in 2018, amount includes changes in net unrealized gains/losses on equity securities.

(5)	See Note 9 to our consolidated financial statements for further information on non-GAAP operating income.

(6)	Average invested assets and annualized yield, including investments held as securities and indebtedness of related parties.

Net income and non-GAAP operating income were positively impacted in the third quarter of 2018 and the nine months ended September 30, 2018, compared to the prior year periods, by reduced income tax rates related to changes under the Tax Act, increased earnings from an increase in the volume of business in force and reductions in future policy benefit liabilities associated with guaranteed withdrawal benefits, partially offset by the impact of unlocking. The nine month period, compared to the prior year period, was also impacted by increases in death benefits, expenses and amortization of deferred acquisition costs from the impact of market performance on our variable business. Net income for the three and nine months ended September 30, 2018, compared to prior year periods was also negatively impacted by net realized losses from investments and decreases in net unrealized gains on derivatives. See the discussion that follows for details regarding non-GAAP operating income by segment.

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

Annuity Segment
	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Change	2018	2017	Change
	(Dollars in thousands)
Non-GAAP operating revenues:
Interest sensitive product charges	$1,280	$1,115	15%	$3,699	$3,452	7%
Net investment income	54,144	53,878	—%	165,575	163,425	1%
Total non-GAAP operating revenues	55,424	54,993	1%	169,274	166,877	1%

Non-GAAP operating benefits and expenses:
Interest sensitive product benefits	29,037	31,385	(7)%	91,716	91,128	1%
Underwriting, acquisition and insurance expenses:
Commissions net of deferrals	374	537	(30)%	1,396	1,551	(10)%
Amortization of deferred acquisition costs	2,319	505	359%	8,454	5,816	45%
Amortization of value of insurance in force	165	169	(2)%	509	509	—%
Other underwriting expenses	5,350	5,382	(1)%	16,440	16,263	1%
Total underwriting, acquisition and insurance expenses	8,208	6,593	24%	26,799	24,139	11%
Total non-GAAP operating benefits and expenses	37,245	37,978	(2)%	118,515	115,267	3%
Pre-tax non-GAAP operating income (1)	$18,179	$17,015	7%	$50,759	$51,610	(2)%

Other data
Annuity premiums collected, direct (2)	$56,333	$58,133	(3)%	$214,981	$216,135	(1)%
Policy liabilities and accruals, end of period				4,441,277	4,243,232	5%
Average invested assets, at amortized cost				4,533,009	4,336,465	5%
Other investment-related income included in net investment income (3)	854	953	(10)%	4,744	4,068	17%
Average individual annuity account value				3,124,364	3,020,747	3%

Earned spread on individual annuity products:
Weighted average yield on cash and invested assets				4.91%	5.15%
Weighted average crediting rate				2.50%	2.62%
Spread				2.41%	2.53%

Individual annuity withdrawal rate				5.3%	4.1%

(1)	See Note 9 to our consolidated financial statements for further information on non-GAAP operating income.

(2)	Premiums collected is a non-GAAP measure of sales production, see Note 9 to our consolidated financial statements.

(3)	Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our payment speed assumptions.

Pre-tax non-GAAP operating income for the Annuity segment increased in the third quarter of 2018, compared to the prior year period, primarily due to the impact from an increase in the volume of business in force and a reduction in future policy benefit liabilities associated with guaranteed living withdrawal benefits, partially offset by the impact of unlocking. Pre-tax non-GAAP operating income decreased in the nine months ended September 30, 2018, compared to the prior year period, primarily due to an increase in amortization of deferred acquisition costs and the impact of unlocking, partially offset by a benefit from a reduction in future policy benefit liabilities associated with guaranteed living withdrawal benefits.

The average aggregate account value for individual annuity contracts in force increased in the nine months ended September 30, 2018, compared to the prior year period, due to continued sales, advances on our funding agreements with FHLB and the crediting of interest. Continued growth in our business in force contributes to increases in revenues, benefits and expenses. Premiums collected were lower in the third quarter of 2018 and the nine months ended September 30, 2018, compared to the prior year periods, due to decreased sales of fixed rate deferred annuity products, partially offset by increased sales of indexed annuity products. Individual fixed rate deferred annuity collected premiums were $26.0 million in the third quarter of 2018 and $103.4 in the nine months ended September 30, 2018, compared to $27.7 million in the third quarter of 2017 and $131.5 million in the nine months ended September 30, 2017. Indexed annuity collected premiums were $29.2 million in the third quarter of 2018 and $104.3 in the nine months ended September 30, 2018, compared to $28.1 million in the third quarter of 2017 and $80.4 million in the nine months ended September 30, 2017. Outstanding funding agreements with FHLB totaled $457.5 million at September 30, 2018 and $393.2 million at September 30, 2017. During the third quarter of 2018, outstanding funding agreements with FHLB decreased $6.2 million and for the nine months ended September 30, 2018, outstanding funding agreements increased $42.4 million.

Amortization of deferred acquisition costs changed during the third quarter and the nine months ended September 30, 2018, compared to the prior year periods, due to changes in actual and expected profits on the underlying business. Amortization, as well as reserves held on certain interest sensitive products, also changed due to the impact of unlocking. Unlocking generally reflects changes in our projected earned spreads, policy lapses and mortality assumptions. The impact of unlocking on pre-tax operating income for the quarter and nine months ended September 30, 2018 and 2017 was as follows:

Impact of Unlocking on Pre-tax Non-GAAP Operating Income

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Amortization of deferred sales inducements reported in interest sensitive product benefits	$13	$10	$13	$10
Amortization of deferred acquisition costs	236	1,743	236	1,743
Changes in reserves reported in interest sensitive product benefits	—	(228)	—	(228)
Increase to pre-tax non-GAAP operating income (1)	$249	$1,525	$249	$1,525

(1)	Pre-tax operating income is a non-GAAP measure of earnings, see Note 9 to our consolidated financial statements.

The reserve for guaranteed living withdrawal benefits decreased as a result of strong performance of the S&P index, as well as changes in the estimation of gross profits and option costs used in the calculation of this reserve.

The weighted average yield on cash and invested assets for individual annuities decreased in the nine months ended September 30, 2018, compared to the prior year period, primarily due to lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, compared with the average existing portfolio yield. See the “Financial Condition” section for additional information regarding the yields obtained on investment acquisitions. Weighted average crediting rates on our individual annuity products decreased due to crediting rate actions taken in 2017 and 2018 in response to the declining portfolio yield and a change in the underlying product mix.

Life Insurance Segment
	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Change	2018	2017	Change
	(Dollars in thousands)
Non-GAAP operating revenues:
Interest sensitive product charges and other income	$18,768	$16,545	13%	$55,474	$50,855	9%
Traditional life insurance premiums	48,124	47,087	2%	148,712	145,783	2%
Net investment income	39,654	38,995	2%	119,668	117,200	2%
Total non-GAAP operating revenues	106,546	102,627	4%	323,854	313,838	3%

Non-GAAP operating benefits and expenses:
Interest sensitive product benefits:
Interest and index credits	8,697	8,289	5%	26,183	24,941	5%
Death benefits and other	18,475	16,569	12%	48,425	43,981	10%
Total interest sensitive product benefits	27,172	24,858	9%	74,608	68,922	8%
Traditional life insurance benefits:
Death benefits	21,888	21,530	2%	64,920	63,194	3%
Surrender and other benefits	8,110	7,409	9%	28,646	26,774	7%
Increase in traditional life future policy benefits	14,170	13,694	3%	39,770	38,231	4%
Total traditional life insurance benefits	44,168	42,633	4%	133,336	128,199	4%
Distributions to participating policyholders	2,480	2,487	—%	7,591	7,597	—%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	4,200	4,544	(8)%	13,838	14,321	(3)%
Amortization of deferred acquisition costs	2,148	1,122	91%	11,082	9,552	16%
Amortization of value of insurance in force	373	375	(1)%	1,119	1,125	(1)%
Other underwriting expenses	14,907	14,536	3%	45,891	43,125	6%
Total underwriting, acquisition and insurance expenses	21,628	20,577	5%	71,930	68,123	6%
Total non-GAAP operating benefits and expenses	95,448	90,555	5%	287,465	272,841	5%
	11,098	12,072	(8)%	36,389	40,997	(11)%
Equity income, before tax	860	548	57%	2,847	3,003	(5)%
Pre-tax non-GAAP operating income (1)	$11,958	$12,620	(5)%	$39,236	$44,000	(11)%

Life Insurance Segment - continued
	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Change	2018	2017	Change
	(Dollars in thousands)
Other data
Life premiums collected, net of reinsurance (2)	$73,867	$71,214	4%	$228,030	$219,949	4%
Policy liabilities and accruals, end of period				2,975,533	2,863,901	4%
Life insurance in force, end of period				59,373,168	57,559,618	3%
Average invested assets, at amortized cost (3)				3,016,565	2,916,544	3%
Other investment-related income included in net investment income (4)	353	167	111%	2,225	1,051	112%
Average interest sensitive life account value				850,390	826,589	3%

Interest sensitive life insurance spread:
Weighted average yield on cash and invested assets (3)				5.36%	5.54%
Weighted average crediting rate				3.63%	3.80%
Spread				1.73%	1.74%

Life insurance lapse and surrender rates				4.5%	4.7%
Death benefits, net of reinsurance and reserves released	24,050	21,193	13%	$72,913	$65,466	11%

(1)	See Note 9 to our consolidated financial statements for further information on non-GAAP operating income.

(2)	Premiums collected is a non-GAAP measure of sales production, see Note 9 to our consolidated financial statements.

(3)	Average invested assets and weighted average yield including investments held as securities and indebtedness of related parties.

(4)	Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our payment speed assumptions.

Pre-tax non-GAAP operating income for the Life Insurance segment decreased in the third quarter of 2018 and the nine months ended September 30, 2018, compared to the prior year periods, primarily due to increases in death benefits, net of reinsurance and reserves released, and other underwriting expenses, partially offset by the impact of an increase in the volume of business in force and increases in investment-related income.

Continued growth in our business in force contributes to the increase in revenues, benefits and expenses. The increase in other underwriting expenses included increased expenses associated with salaries, including a one-time employee bonus in the first quarter of 2018 related to the enactment of the Tax Act, and additional expenses associated with system enhancements.

Amortization of deferred acquisition costs changed during the third quarter of 2018 and the nine months ended September 30, 2018, compared to the prior year periods, due to changes in actual and expected profits on the underlying business. Amortization, as well as reserves held on certain interest sensitive products, also changed due to the impact of unlocking. Unlocking generally reflects changes in our projected earned spreads, policy lapses, premium persistency and mortality assumptions. The impact of unlocking on pre-tax operating income for the quarter and nine months ended September 30, 2018 and 2017 was as follows:

Impact of Unlocking on Pre-tax Non-GAAP Operating Income

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Amortization of unearned revenue reserve reported in interest sensitive product charges and other income	$420	$(1,166)	$420	$(1,166)
Amortization of deferred sales inducements reported in interest sensitive product benefits	(209)	422	(209)	422
Amortization of deferred sales inducements reported in traditional life insurance benefits	65	55	65	55
Amortization of deferred acquisition costs	2,152	3,873	2,152	3,873
Changes in reserves reported in interest sensitive product benefits	(4,755)	(5,574)	(4,755)	(5,574)
Decrease to pre-tax non-GAAP operating income (1)	$(2,327)	$(2,390)	$(2,327)	$(2,390)

(1)	Pre-tax operating income is a non-GAAP measure of earnings, see Note 9 to our consolidated financial statements.

Death benefits, net of reinsurance and reserves released, increased in the third quarter of 2018 and the nine months ended September 30, 2018, compared to the prior year periods, primarily due to an increase in the average claim amount, net of reinsurance and reserves released. Surrenders and other benefits increased in the third quarter of 2018 and the nine months ended September 30, 2018, compared to the prior year periods, primarily due to an increase in the average size of policies surrendered. The increase in surrenders and other benefits for the nine months ended September 30, 2018, compared to the prior year period, was also impacted by an increase in matured endowment benefits.

We assign a portion of our investments held in securities and indebtedness of related parties to the Life Insurance segment. These investments include equity interests in limited liability partnerships and corporations, accounted for under the equity method of accounting. Equity income, before tax, consists of our proportionate share of gains and losses attributable to our relative ownership interest in these investments. See the Equity Income discussion that follows, and Note 9 to our consolidated financial statements, for additional information regarding these investments.

The weighted average yield on cash and invested assets for interest sensitive life insurance products decreased in the nine months ended September 30, 2018, compared to the prior year period, due to lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments. See the “Financial Condition” section for additional information regarding the yields obtained on investment acquisitions. Weighted average crediting rates on our interest sensitive life insurance products decreased due to crediting rate actions taken in 2017 and 2018 in response to the declining portfolio yield.

Corporate and Other Segment
	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Change	2018	2017	Change
	(Dollars in thousands)
Non-GAAP operating revenues:
Interest sensitive product charges	$10,494	$10,393	1%	$32,617	$32,265	1%
Net investment income	8,349	8,719	(4)%	25,537	26,130	(2)%
Other income	3,936	3,589	10%	12,605	12,076	4%
Total non-GAAP operating revenues	22,779	22,701	—%	70,759	70,471	—%

Non-GAAP operating benefits and expenses:
Interest sensitive product benefits	8,465	11,697	(28)%	25,521	29,650	(14)%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	684	705	(3)%	2,031	2,238	(9)%
Amortization of deferred acquisition costs	(1,148)	(2,276)	(50)%	3,240	(416)	(879)%
Other underwriting expenses	1,698	2,045	(17)%	4,606	4,864	(5)%
Total underwriting, acquisition and insurance expenses	1,234	474	160%	9,877	6,686	48%
Interest expense	1,212	1,213	—%	3,638	3,638	—%
Other expenses	5,061	4,971	2%	16,281	13,862	17%
Total non-GAAP operating benefits and expenses	15,972	18,355	(13)%	55,317	53,836	3%
	6,807	4,346	57%	15,442	16,635	(7)%
Net loss (income) attributable to noncontrolling interest	(25)	9	(378)%	16	(20)	(180)%
Equity income, before tax (1)	1,217	201	505%	1,508	1,041	45%
Pre-tax non-GAAP operating income (1) (2)	$7,999	$4,556	76%	$16,966	$17,656	(4)%

Other data
Average invested assets, at amortized cost (1) (3)				$702,439	$679,943	3%
Other investment-related income included in net investment income (4)	$101	$408	(75)%	387	875	(56)%
Average interest sensitive life account value				361,598	362,439	—%
Death benefits, net of reinsurance and reserves released	5,290	7,760	(32)%	15,550	19,324	(20)%
Estimated impact on pre-tax non-GAAP operating income from separate account performance on amortization of deferred acquisition costs (2)	300	370	(19)%	(815)	1,631	(150)%

(1)	Prior period amounts have been adjusted to reflect the accounting change for LIHTC investments. See Note 1 to our consolidated financial statements for additional information.

(2)	See Note 9 to our consolidated financial statements for further information on non-GAAP operating income.

(3)	Average invested assets including investments held as securities and indebtedness of related parties.

(4)	Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our payment speed assumptions.

Pre-tax non-GAAP operating income increased for the Corporate and Other segment in the third quarter of 2018, compared to the prior year period, primarily due to decreases in death benefits and increases in pre-tax income on equity method investments. Pre-tax non-GAAP operating income decreased for the nine months ended September 30, 2018, compared to the prior year period, primarily due to increases in amortization of deferred acquisition costs from the impact of market performance on our variable business and expenses, partially offset by decreases in death benefits.

Death benefits, net of reinsurance and reserves released, decreased in the third quarter of 2018 and the nine months ended September 30, 2018, compared to the prior year periods, primarily due to a decrease in the number of claims reported.

Amortization of deferred acquisition costs changed during the third quarter of 2018 and the nine months ended September 30, 2018, compared to the prior year periods, due to the impact of unlocking and market performance on our variable business. Unlocking generally reflects changes in projected earned spreads, separate account performance and withdrawal and mortality assumptions. The impact of unlocking on pre-tax operating income for the quarter and nine months ended September 30, 2018 and 2017 was as follows:

Impact of Unlocking on Pre-tax Non-GAAP Operating Income

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Amortization of unearned revenue reserve reported in interest sensitive product charges	$(667)	$(579)	$(667)	$(579)
Amortization of deferred sales inducements reported in interest sensitive product benefits	76	98	76	98
Amortization of deferred acquisition costs	2,382	3,194	2,382	3,194
Changes in reserves reported in interest sensitive products benefits	—	(799)	—	(799)
Increase to pre-tax non-GAAP operating income (1)	$1,791	$1,914	$1,791	$1,914

(1)	Pre-tax operating income is a non-GAAP measure of earnings, see Note 9 to our consolidated financial statements.

Other income and other expenses includes fees and expenses from sales of brokered products and operating results of our non-insurance subsidiaries, which include management, advisory, marketing and distribution services and leasing activities.
Increases in other expenses, compared to the prior year periods, included $0.9 million for the third quarter of 2018 and $2.3 million for the nine months ended September 30, 2018 in expenses associated with expanding our wealth management offerings.

We assign a portion of our investments held in securities and indebtedness of related parties to the Corporate and Other segment. These investments include equity interests in limited liability partnerships and corporations, accounted for under the equity method of accounting. Equity income, before tax, consists of our proportionate share of gains and losses attributable to our relative ownership interest in these investments. Equity income increased in the quarter and nine-months ended September 30, 2018, compared to the prior year periods, due to income earned on equity investments in two real-estate partnerships that realized gains from the sale of parcels of real-estate. See the Equity Income discussion that follows and Note 9 to our consolidated financial statements for additional information regarding these investments.

Equity Income

Equity income includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies over which we exhibit some control but have a minority ownership interest. We consistently use the most recent financial information available, generally for periods not to exceed three months prior to the ending date of the period for which we are reporting, to account for equity income. Several of these entities are investment companies whose operating results are derived primarily from unrealized and realized gains and losses generated by their investment portfolios. As is normal with these types of entities, the level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment, changes in prices of bond and equity securities held by the investment partnerships, the timing and success of initial public offerings or exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures. See Note 2 to our consolidated financial statements for further information.

Results from our LIHTC investments are no longer included in equity income. See Note 1 for further discussion on this accounting change. Equity income, net of related taxes, was $1.6 million for the third quarter of 2018 compared with $0.5 million for the third quarter of 2017 and $3.4 million for the nine months ended September 30, 2018 compared with $2.6 million for the nine months ended September 30, 2017.

Income Taxes on Non-GAAP Operating Income

The effective tax rate on non-GAAP operating income was 16.4% for the third quarter of 2018 and 15.8% for the nine months ended September 30, 2018, compared with 27.5% for the third quarter of 2017 and 28.4% for the nine months ended September 30, 2017. The 2018 effective tax rate differs from the 2017 rate due to the decrease in the federal corporate tax rate from 35% to 21% under the Tax Act, effective for 2018. As discussed earlier, any impact related to the initial enactment of the Tax Act is excluded from non-GAAP operating income. The effective tax rates differ from the federal statutory rate of 21% in 2018 and 35% in 2017 primarily due to the impact of LIHTC investments and tax-exempt investment income.

As discussed in Note 1, the entire impact of LIHTC investments is now included in income tax and prior periods have been adjusted to reflect this change.

Income taxes
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Income tax benefit (expense)	$(4,818)	$(9,880)	$(14,462)	$(32,017)
Tax on equity income	(435)	(262)	(914)	(1,415)
Net income adjustments:
Impact of change in federal tax rate (1)	(617)	—	(617)	—
Income tax offset on net income adjustments	(394)	727	(884)	1,221
Income taxes on non-GAAP operating income	$(6,264)	(9,415)	$(16,877)	$(32,211)

Income taxes on non-GAAP operating income before benefits of LIHTC investments	$(7,148)	(10,755)	$(19,614)	$(36,038)
Amounts related to LIHTC investments	884	1,340	2,737	3,827
Income taxes on non-GAAP operating income	$(6,264)	(9,415)	$(16,877)	$(32,211)

(1)
Amount represents a change in the provisional estimate of the impact of the Tax Act on our deferred tax assets and liabilities as of December 31, 2017. See Note 5 to our consolidated financial statements for additional information.

Impact of Adjustments to Net Income Attributable to FBL

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Initial impact of the Tax Act (1)	$617	$—	$617	$—
Realized gains (losses) on investments and change in net unrealized gains/losses on equity securities and derivatives	(2,658)	1,911	(5,296)	2,421
Offsets: (2)
Change in amortization	725	(20)	837	455
Reserve change on interest sensitive products	60	187	252	615
Income tax	394	(727)	884	(1,221)
Net impact of adjustments to net income	$(862)	$1,351	$(2,706)	$2,270
Net impact per common share - basic	$(0.04)	$0.05	$(0.10)	$0.09
Net impact per common share - assuming dilution	$(0.04)	$0.05	$(0.10)	$0.09

(1)
Amount represents a change in the provisional estimate of the impact of the Tax Act on our deferred tax assets and liabilities as of December 31, 2017. See Note 5 to our consolidated financial statements for additional information.

(2)
The items excluded from non-GAAP operating income impact the amortization of deferred acquisition costs, value of business acquired and unearned revenue reserve. Certain interest sensitive reserves as well as income taxes are also impacted.

Realized Gains (Losses) on Investments
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Realized gains (losses) on investments:
Realized gains on sales	$25	$221	$1,821	$1,770
Realized losses on sales	(2)	(140)	(21)	(1,171)
Change in unrealized gains/losses on equity securities	(732)	—	(3,415)	—
Total other-than-temporary impairment charges	(50)	(67)	(1,090)	(133)
Net realized investment gains (losses)	$(759)	$14	$(2,705)	$466

The level of realized gains (losses) is subject to fluctuation from period to period due to movements in credit spreads and prevailing interest rates, changes in the economic environment, the timing of the sales of the investments generating the realized gains and losses, as well as the timing of other than temporary impairment charges and unrealized gains and losses on equity securities. See “Financial Condition - Investments” and Note 2 to our consolidated financial statements for details regarding our unrealized gains and losses on available-for-sale securities at September 30, 2018 and December 31, 2017.

Investment Credit Impairment Losses Recognized in Net Income
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Corporate securities:
Financial	$—	$—	$26	$—
Energy	—	—	1,014	—
Residential mortgage-backed	—	17	—	83
Securities and indebtedness of related parties	50	50	50	50
Total other-than-temporary impairment losses reported in net income	$50	$67	$1,090	$133

Other-than-temporary credit impairment losses for the nine months ended September 30, 2018 included a previously impaired energy sector bond due to the commencement of bankruptcy proceedings.

Financial Condition

Investments

Our investment portfolio decreased 1.5% to $8,490.0 million at September 30, 2018 compared to $8,620.2 million at December 31, 2017. The portfolio decrease is due to a decline of $361.3 million of net unrealized appreciation of fixed maturities, partially offset by positive cash flows from operating activities during 2018. Additional details regarding securities in an unrealized gain or loss position at September 30, 2018 are included in the discussion that follows and in Note 2 to our consolidated financial statements. Details regarding investment impairments are discussed above in the “Realized Gains (Losses) on Investments” section under “Results of Operations.”

We manage the investment portfolio to optimize risk-adjusted yield within the context of prudent asset-liability management. We evaluate multiple cash flow testing scenarios as part of this process. The Company’s investment policy calls for investing primarily in high quality fixed maturity securities and commercial mortgage loans.

Fixed Maturity Acquisitions Selected Information
	Nine months ended September 30,
	2018	2017
	(Dollars in thousands)
Cost of acquisitions:
Corporate	$102,235	$116,985
Mortgage- and asset-backed	424,531	319,545
United States Government and agencies	—	748
Tax-exempt municipals	91,741	17,566
Taxable municipals	—	17,144
Total	$618,507	$471,988
Effective annual yield	4.06%	3.97%
Credit quality
NAIC 1 designation	84.7%	70.8%
NAIC 2 designation	15.3%	29.2%
Weighted-average life in years	14.0	13.0
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

A portion of the securities acquired during the nine months ended September 30, 2018 and September 30, 2017 were obtained with the proceeds from advances on our funding agreements with the FHLB. The securities acquired to support these funding agreements often carry a lower average yield than securities acquired to support our other insurance products, due to the shorter maturity and relatively low interest rate paid on those advances. In addition, certain municipal securities acquired are exempt from federal income taxes, and accordingly have a higher actual return than reflected in the yields stated above. The average yield of the securities acquired, excluding the securities supporting the funding agreements and using a tax-adjusted yield for the municipal securities, was 4.16% during the nine months ended September 30, 2018 and was 3.99% during the nine months ended September 30, 2017.

Investment Portfolio Summary
	September 30, 2018		December 31, 2017
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities - available for sale:
Public	$5,382,863	63.4%	$5,510,658	63.9%
144A private placement	1,521,719	17.9	1,547,097	18.0
Private placement	194,443	2.3	234,212	2.7
Total fixed maturities - available for sale	7,099,025	83.6	7,291,967	84.6
Equity securities	103,896	1.2	104,145	1.2
Mortgage loans	1,015,618	12.0	971,812	11.3
Real estate	1,543	—	1,543	—
Policy loans	195,723	2.3	191,398	2.2
Short-term investments	25,569	0.3	17,007	0.5
Other investments	48,636	0.6	42,371	0.2
Total investments	$8,490,010	100.0%	$8,620,243	100.0%

As of September 30, 2018, 97.2% (based on carrying value) of the available-for-sale fixed maturities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities

(NAIC designations 3 through 6). As of September 30, 2018, no single non-investment grade holding exceeded 0.2% of total investments.

Credit Quality by NAIC Designation and Equivalent Rating
		September 30, 2018		December 31, 2017
NAIC Designation	Equivalent Rating (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$4,826,709	68.0%	$4,771,407	65.4%
2	BBB	2,072,159	29.2	2,267,892	31.1
	Total investment grade	6,898,868	97.2	7,039,299	96.5
3	BB	131,637	1.8	174,660	2.4
4	B	58,151	0.8	57,970	0.8
5	CCC	6,376	0.1	13,111	0.2
6	In or near default	3,993	0.1	6,927	0.1
	Total below investment grade	200,157	2.8	252,668	3.5
	Total fixed maturities - available for sale	$7,099,025	100.0%	$7,291,967	100.0%

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

Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification
	September 30, 2018
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$324,920	$217,342	$12,140	$107,578	$(5,171)
Capital goods	250,172	124,235	7,118	125,937	(5,070)
Communications	129,948	77,290	5,697	52,658	(3,783)
Consumer cyclical	107,384	75,084	3,622	32,300	(1,397)
Consumer non-cyclical	495,749	218,532	13,062	277,217	(18,869)
Energy	400,194	255,985	15,422	144,209	(9,005)
Finance	620,325	415,337	22,339	204,988	(8,251)
Transportation	94,210	64,340	3,006	29,870	(1,166)
Utilities	730,065	557,937	60,308	172,128	(6,525)
Other	160,566	119,681	5,289	40,885	(1,272)
Total corporate securities	3,313,533	2,125,763	148,003	1,187,770	(60,509)
Mortgage- and asset-backed securities	2,232,268	881,597	59,234	1,350,671	(50,780)
United States Government and agencies	20,233	13,921	816	6,312	(295)
States and political subdivisions	1,532,991	1,297,911	87,208	235,080	(10,268)
Total	$7,099,025	$4,319,192	$295,261	$2,779,833	$(121,852)

Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification

	December 31, 2017
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$353,351	$336,293	$29,849	$17,058	$(479)
Capital goods	279,281	271,346	21,624	7,935	(139)
Communications	151,763	133,263	12,364	18,500	(862)
Consumer cyclical	128,618	117,370	9,118	11,248	(516)
Consumer non-cyclical	521,128	461,205	41,221	59,923	(4,684)
Energy	462,437	409,768	34,028	52,669	(5,950)
Finance	695,604	633,513	50,908	62,091	(1,143)
Transportation	103,049	93,921	7,978	9,128	(141)
Utilities	814,238	796,782	108,914	17,456	(1,909)
Other	178,802	165,971	13,295	12,831	(132)
Total corporate securities	3,688,271	3,419,432	329,299	268,839	(15,955)
Mortgage- and asset-backed securities	2,055,090	1,549,187	88,999	505,903	(9,727)
United States Government and agencies	24,905	17,343	1,606	7,562	(79)
States and political subdivisions	1,523,701	1,497,292	141,813	26,409	(1,239)
Total	$7,291,967	$6,483,254	$561,717	$808,713	$(27,000)

At September 30, 2018, our largest unrealized loss is in the consumer non-cyclical sector. Within this sector two companies represent 14.3% of the unrealized loss. One company is a grocery store chain representing $1.5 million of the unrealized loss while the other company is a consumer products company representing $1.2 million of the unrealized loss.

Credit Quality of Available-for-Sale Fixed Maturities with Unrealized Losses
		September 30, 2018
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$1,803,514	64.9%	$(69,701)	57.2%
2	BBB	851,956	30.6	(39,690)	32.6
	Total investment grade	2,655,470	95.5	(109,391)	89.8
3	BB	91,215	3.3	(6,023)	4.9
4	B	31,201	1.1	(6,410)	5.3
5	CCC	1,938	0.1	(28)	—
6	In or near default	9	—	—	—
	Total below investment grade	124,363	4.5	(12,461)	10.2
	Total	$2,779,833	100.0%	$(121,852)	100.0%

Credit Quality of Available-for-Sale Fixed Maturities with Unrealized Losses
		December 31, 2017
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$518,748	64.1%	$(8,638)	32.0%
2	BBB	199,529	24.7	(6,927)	25.6
	Total investment grade	718,277	88.8	(15,565)	57.6
3	BB	41,488	5.1	(819)	3.0
4	B	37,944	4.7	(8,125)	30.1
5	CCC	4,109	0.5	(1,314)	4.9
6	In or near default	6,895	0.9	(1,177)	4.4
	Total below investment grade	90,436	11.2	(11,435)	42.4
	Total	$808,713	100.0%	$(27,000)	100.0%

Available-For-Sale Fixed Maturities with Unrealized Losses by Length of Time
	September 30, 2018
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$721,821	$—	$(10,047)
Greater than three months to six months	—	609,165	—	(18,103)
Greater than six months to nine months	—	878,428	—	(46,131)
Greater than nine months to twelve months	—	222,092	—	(11,207)
Greater than twelve months	9,878	460,301	(2,532)	(33,832)
Total	$9,878	$2,891,807	$(2,532)	$(119,320)

	December 31, 2017
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$292,187	$—	$(3,974)
Greater than three months to six months	—	164,170	—	(2,331)
Greater than six months to nine months	—	24,821	—	(579)
Greater than nine months to twelve months	—	9,350	—	(361)
Greater than twelve months	16,747	328,438	(4,798)	(14,957)
Total	$16,747	$818,966	$(4,798)	$(22,202)

Available-For-Sale Fixed Maturities with Unrealized Losses by Maturity Date
	September 30, 2018		December 31, 2017
	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Due in one year or less	$—	$—	$872	$(2)
Due after one year through five years	74,697	(2,046)	25,857	(1,052)
Due after five years through ten years	297,037	(11,856)	107,198	(3,657)
Due after ten years	1,057,428	(57,170)	168,883	(12,562)
	1,429,162	(71,072)	302,810	(17,273)
Mortgage- and asset-backed	1,350,671	(50,780)	505,903	(9,727)
Total	$2,779,833	$(121,852)	$808,713	$(27,000)

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

Our direct exposure to the Alt-A home equity and subprime first-lien sectors is limited to investments in structured securities collateralized by senior tranches of residential mortgage loans. We also have a partnership interest in one fund at September 30, 2018 and December 31, 2017, that owns securities backed by Alt-A home equity, subprime first-lien and adjustable rate mortgage collateral. The fund is reported as securities and indebtedness of related parties in our consolidated balance sheets with a fair value of $2.3 million at September 30, 2018 and $3.0 million at December 31, 2017. We do not own any direct investments in subprime lenders.

Mortgage- and Asset-Backed Securities by Collateral Type
	September 30, 2018			December 31, 2017
	Amortized Cost	Carrying Value	Percent of Fixed Maturities	Amortized Cost	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Government agency	$230,347	$228,713	3.2%	$220,385	$230,792	3.2%
Prime	282,386	286,824	4.0	181,397	194,081	2.7
Alt-A	85,406	101,201	1.4	98,100	111,993	1.5
Subprime	143,705	154,802	2.2	139,826	149,469	2.0
Commercial mortgage	883,023	864,674	12.2	674,076	705,307	9.7
Non-mortgage	598,947	596,054	8.4	662,034	663,448	9.1
Total	$2,223,814	$2,232,268	31.4%	$1,975,818	$2,055,090	28.2%

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

Residential Mortgage-Backed Securities by NAIC Designation and Origination Year
	September 30, 2018
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$76,151	$78,215	$74,172	$94,817	$432,847	$422,471	$583,170	$595,503
3	—	—	613	609	—	—	613	609
4	393	402	8,191	10,946	—	—	8,584	11,348
6	9	9	—	—	—	—	9	9
Total	$76,553	$78,626	$82,976	$106,372	$432,847	$422,471	$592,376	$607,469

	December 31, 2017
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$88,773	$91,424	$79,358	$101,123	$303,659	$311,883	$471,790	$504,430
2	—	—	876	877	—	—	876	877
3	—	—	1,697	1,634	—	—	1,697	1,634
4	584	592	8,713	8,738	—	—	9,297	9,330
6	11	10	—	—	—	—	11	10
Total	$89,368	$92,026	$90,644	$112,372	$303,659	$311,883	$483,671	$516,281

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

Commercial Mortgage-Backed Securities by NAIC Designation and Origination Year
	September 30, 2018
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$8,541	$8,997	$114,256	$123,391	$724,296	$696,549	$847,093	$828,937
2	—	—	35,930	35,737	—	—	35,930	35,737
Total (1)	$8,541	$8,997	$150,186	$159,128	$724,296	$696,549	$883,023	$864,674

Commercial Mortgage-Backed Securities by NAIC Designation and Origination Year
	December 31, 2017
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$8,878	$9,661	$114,230	$128,907	$515,654	$529,192	$638,762	$667,760
2	—	—	35,314	37,547	—	—	35,314	37,547
Total (1)	$8,878	$9,661	$149,544	$166,454	$515,654	$529,192	$674,076	$705,307

(1)
The commercial mortgage-backed securities (CMBS) portfolio included government agency-backed securities with a carrying value of $681.5 million at September 30, 2018 and $515.7 million at December 31, 2017. Also included in the CMBS are military housing bonds totaling $154.7 million at September 30, 2018 and $161.1 million at December 31, 2017. These bonds are used to fund the construction of multi-family homes on United States military bases. The bonds are backed by a first mortgage lien on residential military housing projects.

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

Other Asset-Backed Securities by NAIC Designation and Origination Year
	September 30, 2018
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$9,612	$9,349	$142,530	$157,112	$462,332	$459,976	$614,474	$626,437
2	1,618	1,708	1,975	2,017	104,068	104,055	107,661	107,780
3	—	—	344	336	21,975	21,620	22,319	21,956
4	182	173	—	—	—	—	182	173
5	—	—	—	—	3,779	3,779	3,779	3,779
Total	$11,412	$11,230	$144,849	$159,465	$592,154	$589,430	$748,415	$760,125

	December 31, 2017
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$10,606	$10,367	$151,775	$166,223	$512,548	$513,792	$674,929	$690,382
2	1,745	1,846	2,612	2,557	97,549	98,811	101,906	103,214
3	—	—	—	—	26,586	26,444	26,586	26,444
4	189	178	—	—	—	—	189	178
5	—	—	—	—	6,400	6,400	6,400	6,400
6	—	—	8,061	6,884	—	—	8,061	6,884
Total	$12,540	$12,391	$162,448	$175,664	$643,083	$645,447	$818,071	$833,502

State and Political Subdivision Securities

State and political subdivision securities totaled $1,533.0 million, or 21.6% of total fixed maturities, at September 30, 2018, and $1,523.7 million, or 20.9% of total fixed maturities at December 31, 2017 and include investments in general obligation, revenue and municipal housing bonds. Our investment strategy is to utilize municipal bonds in addition to corporate bonds, as we believe they provide additional diversification and have historically low default rates compared with similarly rated corporate bonds. We evaluate the credit strength of the underlying issues on both a quantitative and qualitative basis, excluding insurance, prior to acquisition. The majority of the municipal bonds we hold are investment grade credits without consideration of insurance. Our municipal bonds are well diversified by type and geography with the top exposure being water and sewer revenue bonds. We do not hold any Puerto Rico-related bonds. Exposure to the state of Illinois and municipalities within the state accounted for 1.5% of our total fixed maturities at September 30, 2018. As of September 30, 2018, our Illinois-related portfolio holdings were rated investment grade, and were trading at 107.0% of amortized cost. Our municipal bond exposure had an average rating of Aa2/AA and our holdings were trading at 105.3% of amortized cost at September 30, 2018.

Equity Securities

Equity securities totaled $103.9 million at September 30, 2018 and $104.1 million at December 31, 2017. At December 31, 2017, gross unrealized gains totaled $7.7 million and gross unrealized losses totaled $0.3 million on these securities. The unrealized losses were attributable to non-redeemable perpetual preferred securities from issuers in the financial sector.

Mortgage Loans

Mortgage loans totaled $1,015.6 million at September 30, 2018 and $971.8 million at December 31, 2017. Our mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. The total number of commercial mortgage loans outstanding was 202 at September 30, 2018 and 190 at December 31, 2017. In the first nine months of 2018, new loans ranged from $1.4 million to $10.5 million in size, with an average loan size of $5.0 million, an average loan term of 16 years and an average net yield of 4.73%. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. The majority of our mortgage loans amortize principal, with 1.3% that are interest-only loans as of September 30, 2018. At September 30, 2018, the average loan-to-value of the current outstanding principal balance using the most recent appraised value was 53.4% and the weighted average debt service coverage ratio was 1.7 based on the results of our 2017 annual study. See Note 2 to our consolidated financial statements for further discussion regarding our mortgage loans.

Other Assets and Liabilities

Deferred acquisition costs increased 36.2% to $412.0 million at September 30, 2018, compared to December 31, 2017, primarily due to a $100.3 million decrease in the impact of the change in net unrealized appreciation on fixed maturity securities during the period. Securities and indebtedness of related parties increased 24.5% to $60.0 million due to acquisitions. Cash and cash equivalents decreased 72.6% to $14.4 million primarily due to normal fluctuations in timing of payments made and received.

Future policy benefits increased 2.7% to $7,241.2 million at September 30, 2018, compared to December 31, 2017, primarily due to an increase in the volume of annuity and life business in force. Deferred income taxes decreased 40.2% to $78.0 million primarily due to the tax impact of the change in unrealized appreciation/depreciation on investments.

Stockholders’ Equity

As discussed in Note 7 to our consolidated financial statements, stockholders’ equity was impacted by capital deployment actions during the first quarter of 2018, which included a special cash dividend of $1.50 per share on Class A and Class B common stock and an increase in our regular quarterly dividend by 4.5% to $0.46 per share.

Our stockholders’ equity decreased 13.3% to $1,193.7 million at September 30, 2018, compared to $1,377.1 million at December 31, 2017, primarily due to the change in unrealized appreciation of fixed maturity securities during the period and dividends paid, partially offset by net income.

At September 30, 2018, our common stockholders’ equity was $1,190.7 million, or $47.98 per share, compared to $1,374.1 million, or $55.12 per share, at December 31, 2017. Included in stockholders’ equity per common share is $3.59 at September 30, 2018 and $11.44 at December 31, 2017 attributable to accumulated other comprehensive income.

Liquidity and Capital Resources

Cash Flows

During the first nine months of 2018, our operating activities generated cash flows totaling $176.8 million, consisting of net income of $87.4 million adjusted for non-cash operating revenues and expenses netting to $89.4 million. We used cash of $235.9 million in our investing activities during the 2018 period. The primary uses were $777.2 million of investment acquisitions, mostly in fixed maturity securities, partially offset by $558.3 million in sales, maturities and repayments of investments. Our financing activities provided cash of $20.8 million during the 2018 period. The primary financing source was $525.2 million in receipts from interest sensitive products credited to policyholder account balances, which was partially offset by $423.7 million for return of policyholder account balances on interest sensitive products and $71.7 million for dividends paid to stockholders.

Sources and Uses of Capital Resources

Parent company cash inflows from operations consist primarily of fees that it charges various subsidiaries and affiliates for management of their operations, expense reimbursements and tax settlements from subsidiaries and affiliates, proceeds from the exercise of employee stock options, investment income and dividends from subsidiaries, if declared and paid. Revenue sources for the parent company during the nine months ended September 30, 2018 included management fees from subsidiaries and affiliates totaling $6.2 million and dividends of $79.5 million. Cash outflows are principally for salaries, taxes and other expenses related to providing management services, dividends on outstanding stock, stock repurchases and interest on our parent company debt.

We paid regular cash dividends on our common and preferred stock during the nine-month period ended September 30 totaling $34.4 million in 2018 and $33.0 million in 2017. In addition, we paid a special $1.50 per common share cash dividend in March 2018 totaling $37.3 million and a $1.50 per common share cash dividend in March 2017 totaling $37.4 million. It is anticipated that quarterly cash dividend requirements for 2018 will be $0.0075 per Series B preferred share and $0.46 per common share. The level of common stock dividends are analyzed quarterly and are dependent upon our capital and liquidity positions. In addition, alternative uses of excess capital may impact future dividend levels. Assuming these quarterly dividend rates, the common and preferred dividends would total approximately $11.5 million for the remainder of 2018. The parent company expects to have sufficient resources and cash flows to meet its interest and dividend payments throughout 2018. The parent company had available cash and investments totaling $50.3 million at September 30, 2018. The parent company expects to rely on available cash resources, dividends from Farm Bureau Life and management fee income to make dividend payments to its stockholders and interest payments on its debt. In addition, our parent company and Farm Bureau Life have entered into a reciprocal line of credit arrangement, which provides additional liquidity for either entity up to $20.0 million. We had no material commitments for capital expenditures as of September 30, 2018.

As discussed in Note 7 to our consolidated financial statements, we have periodically taken advantage of opportunities to repurchase our outstanding Class A common stock through Class A common stock repurchase programs approved by our Board of Directors. At September 30, 2018, $48.0 million remains available for repurchase under the Class A common stock repurchase program. Under these programs, we repurchased 129,011 shares for $8.8 million during the nine months ended September 30, 2018. Completion of this program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

Interest payments on our debt totaled $3.6 million for the nine months ended September 30, 2018 and September 30, 2017. Interest payments on our debt outstanding at September 30, 2018 are estimated to be $1.2 million for the remainder of 2018.

Farm Bureau Life’s cash inflows primarily consist of premiums; deposits to policyholder account balances; income from investments; sales, maturities and calls of investments; and repayments of investment principal. Farm Bureau Life’s cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, current operating expenses and dividends. Life insurance companies generally produce a positive cash flow that may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. Continuing operations and financing activities from Farm Bureau Life relating to interest sensitive products provided funds totaling $283.4 million for the nine months ended September 30, 2018 and $191.8 million for the prior year period.

Farm Bureau Life’s ability to pay dividends to the parent company is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. At December 31, 2017, Farm Bureau Life’s statutory unassigned surplus was $482.5 million. There are certain additional limits on the amount of dividends that may be paid within a year without approval of the Insurance Division, Department of Commerce of the State of Iowa as discussed in Note 7 to our consolidated financial statements included in Item 8 of our 2017 Form 10-K. During the remainder of 2018, the maximum amount legally available for distribution to the parent company without further regulatory approval is $31.1 million.

We manage the amount of capital held by our insurance subsidiaries to ensure they meet regulatory requirements. State laws specify regulatory actions if an insurer’s risk-based capital (RBC) ratio, a measure of solvency, falls below certain levels. The NAIC has a standard formula for annually assessing RBC based on the various risk factors related to an insurance company’s capital and surplus, including insurance, business, asset and interest rate risks. The insurance regulators monitor the level of RBC against a statutory “authorized control level” RBC at which point regulators have the option to assume control of the insurance company. The company action level RBC is 200% of the authorized control level and is the first point at which any action would be triggered. Our adjusted capital and RBC is reported to our insurance regulators annually based on formulas that may be revised throughout the year. We estimate our adjusted capital and RBC quarterly and have included the impact of the NAIC’s recently approved change to the RBC formula factors due to the Tax Act. These estimates may differ from actual results. As of September 30, 2018, Farm Bureau Life’s statutory total adjusted capital is estimated at $699.2 million, resulting in a RBC ratio of 554%, based on company action level capital of $126.2 million.

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

Our internal control over financial reporting changes from time-to-time as we modify and enhance our systems and processes to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. While changes have taken place in our internal controls during the quarter ended September 30, 2018, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Repurchases of Equity Securities

We had no issuer repurchases of equity securities for the quarter ended September 30, 2018. We have $48.0 million available under the repurchase program announced on March 1, 2018, which will expire March 31, 2022. The program authorizes us to make repurchases of Class A common stock in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. Completion of the program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares, if any, that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

ITEM 6. EXHIBITS

(a) Exhibits:

18.1+	Ernst & Young, LLP Preferability Letter
31.1+	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101+#
Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language) from FBL Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 as follows: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Financial Statements

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

Date: November 1, 2018

FBL FINANCIAL GROUP, INC.

By	/s/ James P. Brannen
James P. Brannen
Chief Executive Officer (Principal Executive Officer)

By	/s/ Donald J. Seibel
Donald J. Seibel
Chief Financial Officer and Treasurer (Principal Financial Officer)

By	/s/ Anthony J. Aldridge
Anthony J. Aldridge
Chief Accounting Officer (Principal Accounting Officer)