Form 10-K
period 2018-12-31
FBL FINANCIAL GROUP INC
filed 2019-02-27
CIK 1012771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
(Mark one)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [ X ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of June 30, 2018, the aggregate market value of the registrant’s Class A Common Stock and Class B Common Stock held by non-affiliates of the registrant was $771,615,180 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
Title of each class	Outstanding at February 25, 2019
Class A Common Stock, without par value	24,640,927
Class B Common Stock, without par value	11,413
DOCUMENTS INCORPORATED BY REFERENCE
Document	Parts Into Which Incorporated
Portions of the definitive proxy statement for annual shareholders meeting to be held on May 15, 2019	Part III

(This page has been left blank intentionally.)

FBL FINANCIAL GROUP, INC.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2018

PART I.
	Cautionary Statement Regarding Forward Looking Information	1
Item 1.	Business	2
Item 1A.	Risk Factors	14
Item 1B.	Unresolved Staff Comments	21
Item 2.	Properties	21
Item 3.	Legal Proceedings	21
Item 4.	Mine Safety Disclosures	21

PART II.
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	22
Item 6.	Selected Consolidated Financial Data	25
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	56
Item 8.	Consolidated Financial Statements and Supplementary Data	57
	Management's Report on Internal Control Over Financial Reporting	57
	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	57
	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	58
	Consolidated Balance Sheets	60
	Consolidated Statements of Operations	62
	Consolidated Statements of Comprehensive Income	63
	Consolidated Statements of Changes in Stockholders' Equity	64
	Consolidated Statements of Cash Flows	65
	Notes to Consolidated Financial Statements	67
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	117
Item 9A.	Controls and Procedures	118
Item 9B.	Other Information	118

PART III.

The information required by Items 10 through 14 is incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2018.

PART IV.
Item 15.	Exhibits and Financial Statement Schedules	119

	SIGNATURES	121

	Schedule I - Summary of Investments - Other than Investments in Related Parties	122
	Schedule II - Condensed Financial Information of Registrant	123
	Schedule III - Supplementary Insurance Information	127
	Schedule IV - Reinsurance	129

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

•
As a holding company, we depend on our subsidiaries for funds to meet our obligations, but our life insurance subsidiaries’ ability to make distributions to us is limited by law, and could be affected by minimum risk-based capital requirements.

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

•
Actual experience that differs from assumptions may require us to accelerate the amortization of deferred acquisition costs, which could adversely affect our results of operations or financial condition.

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

See Part 1A, Risk Factors, for additional information.

PART I

ITEM 1. BUSINESS

General

FBL Financial Group, Inc. (we or the Company), majority owned by the Iowa Farm Bureau Federation (IFBF), sells individual life insurance and annuity products principally under the consumer brand name Farm Bureau Financial Services. This brand identity is represented by the distribution channel of our subsidiary Farm Bureau Life Insurance Company (Farm Bureau Life). In addition, in the state of Colorado, we offer life and annuity products through Greenfields Life Insurance Company (Greenfields Life). As of December 31, 2018, these distribution channels consisted of 1,839 exclusive agents and agency managers, who sell our products in the Midwestern and Western sections of the United States.

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

FBL Financial Group, Inc. Business and Distribution Channels

FBL Financial Group, Inc.

COMPANY	Farm Bureau Life Insurance Company	Greenfields Life Insurance Company	Farm Bureau Property & Casualty Insurance Company and Western Agricultural Insurance Company
RELATIONSHIP	Wholly-owned subsidiary	Subsidiary of Farm Bureau Life (Wholly-owned)	Managed by FBL Financial Group. Underwriting results do not impact FBL Financial Group’s results
BRAND
DISTRIBUTION	1,827 exclusive Farm Bureau Financial Services agents and agency managers	12 exclusive agents and agency managers	1,190 exclusive Farm Bureau Financial Services agents and agency managers (included under the 1,827 Farm Bureau Life agents)
PRODUCTS	A comprehensive line of life insurance, annuity and investment products	A comprehensive line of life insurance, annuity and investment products	A full line of personal and commercial property-casualty insurance products
TERRITORY	14 Midwestern and Western states	Colorado	Arizona, Iowa, Kansas, Minnesota, Nebraska, New Mexico, South Dakota and Utah

Investor information, including electronic versions of periodic reports filed on Forms 10-K, 10-Q and 8-K, and proxy material, are available free of charge through the Investor Relations section of our website at www.fblfinancial.com. These documents are posted to our website immediately after they are filed. The EDGAR filings of such reports are also available at the SEC’s website, www.sec.gov. Also available on our website are many corporate governance documents including codes of ethics, board committee charters, corporate governance guidelines, director profiles and more. Product information may be found on our consumer websites, www.fbfs.com and www.greenfieldslife.com.

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

Our multi-line exclusive agent distribution channel is our foundation and we are defined by our service to the Farm Bureau niche marketplace. We capitalize on the Farm Bureau brand to grow our business and build upon our agricultural and rural market leadership. We focus on consistently improving customer experience and needs-based selling, including a branded review program called SuperCheck. This review program is a free yearly service that can help our customers identify gaps in their insurance coverage. We have a broad portfolio of life insurance and annuity products so that we have products available to satisfy the needs of our agents and customers.

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

Our sales model is designed so that our agents are entrepreneurial business owners with a retail financial services business. Under this model, our agents have sales and service associates who assist them and provide a variety of support for insurance sales and clients.

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

During 2018 and continuing in 2019, we are executing on a wealth management strategy which allows us to offer an open architecture mutual fund platform and fee based financial planning. For several years, we have had a limited number of agents who are Investment Advisor Representatives (IARs) and offered fee-based financial planning. In 2019, we are expanding the advisory services offered by our IARs and adding a new role known as the Farm Bureau Wealth Management Advisor. These advisors serve as wealth management resources to other Farm Bureau Financial Services agents. This wealth management strategy will allow our agents to add more value, enhance the customer experience and further strengthen the agent/customer relationship. We expect that this will also add a diversified earnings stream to FBL Financial Group given the fee-based nature of wealth management. This is a long term strategy that we expect to invest in and grow over time.

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

Our target market is Farm Bureau members and “Middle America.” We traditionally have been very strong in rural and small town markets and also have a presence in small and mid-metro markets. This target market represents a relatively financially conservative and stable customer base. The financial needs of our target market tend to focus on security, insurance needs and retirement savings.

Affiliation with Farm Bureau Organizations

Many of our customers are members of Farm Bureau organizations affiliated with the American Farm Bureau Federation (American Farm Bureau). The American Farm Bureau is the nation’s largest grassroots farm and ranch organization and has a current membership of 6.0 million member families. In order to market insurance products in a given state using the “Farm Bureau” and “FB” designations, related trademarks and service marks, a company must have an agreement with the state’s Farm Bureau organization. Generally, these marketing rights have only been granted to companies owned by or closely affiliated with Farm Bureau organizations. For each of the states in our Farm Bureau marketing territory, we have the right to use the “Farm Bureau” name and “FB” logo for marketing life insurance and investment products. There are approximately 720,000 member families in the states where we have rights to use the Farm Bureau name, brand and logo.

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

The American Farm Bureau may terminate our right to use the “Farm Bureau” and “FB” designations in our states (i) in the event of a material breach of the trademark license that we do not cure within 60 days, (ii) immediately in the event of termination by the American Farm Bureau of the state Farm Bureau’s membership in the American Farm Bureau or (iii) in the event of a material breach of the state Farm Bureau organization’s membership agreement with the American Farm Bureau, including by reason of the failure of the state Farm Bureau to cause us to adhere to the American Farm Bureau’s policies.

We have royalty agreements with each state Farm Bureau organization in our Farm Bureau marketing territory giving us the right to use the Farm Bureau and FB designations in that particular state. Each state Farm Bureau organization in our Farm Bureau territory could terminate our right to use the Farm Bureau designations in that particular state without cause at the conclusion of the royalty agreements. The royalties paid to a particular state Farm Bureau organization are based on the sale of our products in the respective state. For 2018, royalty expense totaled approximately $2.4 million.

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

Our life insurance and investment products are available for sale to both members and non-members. Property-casualty products sold by the property-casualty insurance companies affiliated with Farm Bureau are available for sale to Farm Bureau members. Annual Farm Bureau memberships in our marketing territory average $63 and are available to individuals, families, partnerships and corporations.

We have service agreements with all of our property-casualty company partners in our marketing area, pursuant to which the property-casualty companies provide certain services, which include recruiting and training the shared agency force that sells both property-casualty products for that company and life products for us. The service agreements have expiration dates through December 31, 2024. In 2018, we paid $9.2 million for the services provided under these agreements.

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

Royalty and property-casualty agreements vary in term and expiration date as shown below.

Royalty and Property-Casualty Service Agreements by State
State	Property-Casualty Service Agreement Expiration Date	Royalty Agreement Expiration Date	Percent of 2018 First Year Premiums Collected
Iowa	December 31, 2024	December 31, 2033	26.1%
Kansas	December 31, 2024	December 31, 2033	19.2
Oklahoma	December 31, 2022	December 31, 2022	7.7
Nebraska	December 31, 2024	December 31, 2033	7.2
Arizona	December 31, 2024	December 31, 2033	6.0
Utah	December 31, 2024	December 31, 2033	5.7
Wyoming	December 31, 2021	December 31, 2021	5.6
Idaho	December 31, 2021	December 31, 2021	4.7
Wisconsin	December 31, 2020	December 31, 2020	4.6
Montana	December 31, 2021	December 31, 2021	3.9
Minnesota	December 31, 2024	December 31, 2033	3.5
New Mexico	December 31, 2024	December 31, 2033	2.1
Colorado	December 31, 2021	Not Applicable	1.7
South Dakota	December 31, 2024	December 31, 2033	0.9
North Dakota	December 31, 2021	December 31, 2021	0.9
Other	Not Applicable	Not Applicable	0.2
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

In the multi-line states where we manage the Farm Bureau affiliated property-casualty companies, our agents are supervised by agency managers employed by Farm Bureau Property & Casualty Insurance Company. There are 1,190 agents and managers in our multi-line states. These agents market a full range of our life insurance and annuity products. They also market products for the property-casualty companies that we manage. These agents are supported by 1,160 sales associates who assist them and provide a variety of support in the sales process. We are responsible for product and sales training for all lines of business in our multi-line states.

In our life partner states, our life insurance and annuity products are marketed by agents that we share with our property-casualty company partners in that state. There are 649 agents and managers in our life partner states. These agents market our life and annuity products and market the property-casualty products of that state’s affiliated property-casualty company. We are responsible for training the agency force in life insurance products and sales methods in our life partner states.

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

In order to increase an agent’s opportunity for success and increase retention, we offer a developing agent program in which the agent completes a training program that can take up to four months and achieves certain production minimums on a part-time basis before being contracted as a full-time agent. This program gives us and the agent an opportunity to assess whether the candidate is expected to have a successful long-term career as our agent. The developing agent program, along with new agent financing, centralized training, a quality recruiting/selection process and a strong field leadership team are designed to strengthen our distribution and improve agent retention. Our one-year agent retention was 94% for 2018 and our four-year agency force retention rate for 2018 was approximately 27%.

Business Segments

We analyze operations by reviewing financial information regarding our primary products that are aggregated into the Annuity and Life Insurance product segments. In addition, our Corporate and Other segment includes various support operations, corporate capital, brokered insurance and investment products and closed blocks of variable insurance products no longer underwritten by the Company.

See Note 13 to our consolidated financial statements included in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Segment Information” included in Item 7 for additional information regarding our financial results by operating segment. Included in the following discussion of our segments are details regarding premiums. We use premiums collected to measure the productivity of our exclusive agents. Premiums collected is not a measure used in financial statements prepared according to U.S. generally accepted accounting principles (GAAP). Note 13 to our consolidated financial statements also includes a discussion of the most comparable GAAP financial measures and, as applicable, a reconciliation to such GAAP measures.

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

Premiums Collected - Annuity Segment

	Year ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Individual fixed rate
First year	$75,917	$89,367	$123,687
Renewal	63,053	78,301	89,584
Individual indexed	137,627	110,553	125,546
Group	8,841	6,399	10,575
Total Annuity	$285,438	$284,620	$349,392

Annuity premiums collected increased in 2018 compared to 2017 due to an increase in sales of our indexed annuity products, partially offset by decreased sales of our fixed rate deferred annuity products. Premiums collected decreased in 2017 compared to 2016 due to a decline in sales of our fixed rate deferred and indexed annuity products. The decrease in annuity premium collected in 2017 is consistent with industry experience and believed to be attributable to the impact of low market interest rates and the regulatory environment. See Item 1A. Risk Factors. The amount of traditional annuity premiums collected is also highly dependent upon the relationship between the current crediting rates on our products and the perceived security of our products compared to those of competing products. Average crediting rates on our individual deferred annuity contracts were 2.64% in 2018, 2.70% in 2017 and 2.77% in 2016. Traditional annuity premiums collected in our Farm Bureau market territory in 2018 were concentrated primarily in the states of Iowa (28%), Kansas (25%) and Nebraska (6%).

Fixed Rate Annuities

We offer annuities that are marketed to individuals in anticipation of retirement. We offer traditional annuities in the form of flexible premium deferred annuities (FPDA) that allow policyholders to make contributions over a number of periods. For traditional annuity products, policyholder account balances are credited interest at rates that we determine subject to a guaranteed minimum. The annuitant may elect to take the proceeds of the annuity either in a single payment or in a series of payments for life, for a fixed number of years, for a fixed amount, or a combination of these options.

In addition to FPDAs, we also market single premium deferred annuities (SPDA) and single premium immediate annuity (SPIA) products, which feature a single premium paid when the contract is issued. Benefit payments and the surrender charge structure on SPDA contracts are similar to other fixed rate annuities. Benefit payments on SPIAs begin immediately after the issuance of the contract.

Approximately 42% of our existing individual traditional annuity business, based on account balances, is held in qualified retirement plans. For deferred annuity products, in order to encourage persistency, a surrender charge is imposed against the policyholder’s account balance for early termination of the annuity contract within a specified period after its effective date. The surrender charge structure varies by product, but typically starts at 6% to 10% and decreases 1% to 2% per year until it reaches 0%.

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

Withdrawal Rates

Withdrawal rates (excluding death benefits) for our individual deferred annuities were 5.3% for 2018, 4.2% for 2017 and 4.0% for 2016. The individual annuity withdrawal rate increased in 2018, compared to 2017, due to certain policies reaching the end of their interest rate guarantee period and the competitiveness of our current crediting rates relative to other financial institutions.

Interest Crediting Policy

We have a rate setting committee that meets monthly, or more frequently if required, to review and establish current period interest rates based upon existing and anticipated investment opportunities. This applies to new sales and to annuity products after an initial guaranteed period. We examine earnings on assets by portfolio. We then establish rates based on each product’s target spread and competitive market conditions at the time. Most of our annuity contracts have guaranteed minimum crediting rates. These rates range from 1.00% to 5.50%, with a weighted average guaranteed crediting rate of 2.12% at December 31, 2018 and 2.18% at December 31, 2017. The interest rate guarantees on annuity contracts issued during 2018 was 1.00%.

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

Interest Crediting Rates Compared to Guarantees - Annuity Segment

Liabilities at
December 31, 2018
(Dollars in thousands)
Fixed rate annuities:
Greater than or equal to 100 basis points over guarantee	$18,133
50 basis points to 99 basis points over guarantee	509,637
1 basis point to 49 basis points over guarantee	263,869
At guaranteed rate	1,985,018
Indexed annuities	629,340
Non-discretionary rate setting products	627,857
Total interest sensitive product liabilities	$4,033,854
Impact of unrealized gains and losses	2,298
Interest sensitive reserves	$4,036,152

In Force - Annuity Segment

	December 31,
	2018	2017	2016
	(Dollars in thousands)
Number of contracts	52,911	53,250	53,676
Interest sensitive reserves	$4,036,152	$3,963,187	$3,827,295
Other insurance reserves	338,646	355,877	364,966

Life Insurance Segment

We sell a variety of traditional and universal life insurance products through our exclusive agency force. The Life Insurance segment consists of whole life, term life and universal life policies. These policies provide benefits upon the death of the insured and may also allow the customer to build cash value on a tax-deferred basis.

Premiums Collected - Life Insurance Segment

	For the year ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Universal life:
First year	$28,884	$26,438	$17,480
Renewal	80,101	74,070	70,157
Total	108,985	100,508	87,637
Participating whole life:
First year	12,139	11,918	16,177
Renewal	94,555	95,846	97,665
Total	106,694	107,764	113,842
Term life and other:
First year	10,843	10,282	9,944
Renewal	105,809	101,623	97,467
Total	116,652	111,905	107,411
Total Life Insurance	332,331	320,177	308,890
Reinsurance ceded	(28,102)	(27,833)	(27,339)
Total Life Insurance, net of reinsurance	$304,229	$292,344	$281,551

Life premiums collected were higher in 2018 and 2017 compared to the prior years due to increased sales of universal life and term life policies. These increases were partially offset by a decline in sales of whole life. Life insurance premiums collected in our market territory in 2018 were concentrated primarily in the states of Iowa (23%), Kansas (14%) and Oklahoma (9%).

Traditional Life Insurance

We offer traditional participating whole life insurance products. Participating whole life insurance provides benefits for the life of the insured. It provides level premiums and a level death benefit and requires payments in excess of mortality costs in early years to offset increasing mortality costs in later years. Under the terms of these policies, policyholders have a right to participate in the overall performance of the participating life block to the extent determined by Farm Bureau Life, generally through annual dividends. Participating business accounted for 32% of life receipts from policyholders during 2018 and represented 11% of life insurance in force at December 31, 2018.

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

Our indexed universal life insurance product provides life insurance protection with flexible premium payments and provides a death benefit with cash accumulation. The premium is paid into a holding account and once it is fully funded with a year’s worth of policy charges, the excess value is transferred into an indexed segment that earns interest based on the percentage change in the S&P 500. A quarterly review is conducted to determine whether the holding account contains 12 months’ worth of policy charges. We purchase one-year call options on the S&P 500 to fund the indexed segment credits. Interest on each of the indexed segments is credited annually on a point-to-point basis. After any annual earned interest is credited to an indexed segment, the money is transferred back to the holding account where it can become eligible for a new indexed segment. Positive interest credit is subject to a cap. If the ending index value is less than the initial index value, the interest credit will be zero.

Underwriting

We follow formal underwriting standards and procedures designed to properly assess and quantify life insurance risks before issuing policies to individuals. To implement these procedures, we employ an underwriting staff of 12 underwriters who have an average of 15 years of experience in the insurance industry.

Our underwriters review each application, which is prepared under the supervision of our agents, and supported by any required testing and records: blood, urine or oral fluid testing, paramedical/physicians’ examinations, motor vehicle or pharmacological inspection reports and medical records. We generally begin employing blood, oral fluid or urine testing (including HIV antibody testing) whenever the applicant is at least 18 and at face amounts of at least $50,000. Additional underwriting requirements and inspection reports are required as either the face amount or the age of the proposed insured increases. Based on the results of these tests, we may adjust the mortality charge or decline coverage completely.

In 2017, we began an accelerated underwriting program on a pilot basis. This program is a non-medical underwriting approach that includes (1) an oral swab, which can detect nicotine use, (2) an electronic inspection report, which can identify a variety of risks and (3) a diagnostic review, which for a portion of applicants, will provide insight into previous medical lab results. This pilot program has been available only for ages 18 to 59 and for face amounts of $100,000 to $250,000. We are currently evaluating this pilot program. During 2018, we implemented additional automation in our life underwriting area to provide additional data to improve future risk selection.

Generally, tobacco use by a life insurance applicant within the preceding one-year period results in a substantially higher mortality charge. In accordance with industry practice, material misrepresentation on a policy application can result in the cancellation of the policy upon the return of any premiums paid. During 2018, after extensive research, we introduced a new life insurance underwriting rating for smokeless tobacco users. Previously, customers who used chewing tobacco were classified under the smokers’ rate.

Interest Crediting and Participating Dividend Policy

The interest crediting policy for our life insurance products is the same as for our traditional annuity products in the Annuity segment. See “Interest Crediting Policy” under the Annuity Segment discussion. We pay dividends, credit interest and determine other nonguaranteed elements on the individual insurance policies depending on the type of product. Some elements, such as dividends, are generally declared for a year at a time. Interest rates and other nonguaranteed elements are determined based on experience as it emerges and with regard to competitive factors. Weighted average contractual credited rates on our universal life contracts were 3.38% in 2018, 3.76% in 2017 and 3.79% in 2016. Our universal life contracts have guaranteed minimum crediting rates that range from 1.00% to 4.50%, with a weighted average guaranteed crediting rate of 3.50% at December 31, 2018 and 3.58% at December 31, 2017.

Interest Crediting Rates of Interest Sensitive Life Products Compared to Guarantees - Life Insurance Segment

Liabilities at
December 31, 2018
(Dollars in thousands)
Discretionary rate setting products with minimum guarantees:
Greater than or equal to 100 basis points over guarantee	$76,101
At guaranteed rate	790,470
Non-discretionary rate setting products	126,881
Total interest sensitive product liabilities	$993,452
Impact of unrealized gains and losses	(3,939)
Interest sensitive reserves	$989,513

Policyholder dividends are paid as declared on participating policies. Policyholder dividend scales are generally established annually and are based on the performance of assets supporting these policies, the mortality experience of the policies, expense levels and other factors. Our participating business does not have minimum guaranteed dividend rates.

In Force - Life Insurance Segment

	December 31,
	2018	2017	2016
	(Dollars in thousands, except face amounts in millions)
Number of policies - traditional life	365,909	365,382	364,698
Number of policies - universal life	69,832	66,382	64,044
Face amounts - traditional life	$52,191	$50,842	$49,108
Face amounts - universal life	7,777	7,276	6,872
Traditional insurance reserves	2,001,449	1,951,565	1,887,539
Interest sensitive reserves	989,513	979,858	899,207

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

We previously issued our own variable products, but in 2010 discontinued underwriting new sales. The existing in force business remains on our books and we continue to administer this business. Variable premiums collected from prior sales were $50.0 million in 2018, $53.6 million in 2017 and $58.3 million in 2016. For a period between 2010 and 2017, we earned fees from the sale of variable products underwritten by another insurance company with variable product expertise. This was discontinued in 2017. A portion of these revenues was passed on to our agents as commissions for the underlying sales.

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

Primary Reinsurers as of December 31, 2018

Reinsurer	A.M. Best Rating	Amount of In Force Ceded	Reserve Credit
		(Dollars in millions)
Swiss Re Life & Health America Inc.	A+	$6,067.2	$29.9
RGA Reinsurance Company	A+	4,296.2	30.8
SCOR Global Life USA Reinsurance Company	A+	2,182.2	11.4
All other (11 reinsurers)*	B+ to A++	1,484.0	7.7
Total		$14,029.6	$79.8

*
All other include Scottish Re, which is not rated by A.M. Best. New business with Scottish Re was terminated in early 2007, following difficulties at that company and related ratings downgrades. Hannover Re has since acquired a number of Scottish Re blocks of business. As of December 31, 2018, $3.3 million of in force and less than $0.1 million of reserves were ceded to Scottish Re.

In addition, we have an annual 100% quota share accidental death reinsurance agreement. Coverage includes all acts of terrorism including those of a nuclear, chemical or biological origin. Coverage is subject to an annual aggregate retention by us of $17.0 million.

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

As of the date of this filing, Farm Bureau Life’s A.M. Best financial strength rating is “A” (Excellent) with a stable outlook and its long-term issuer credit rating is “a+” with a stable outlook. FBL Financial Group’s A.M. Best long-term issuer credit rating is “bbb+” with a stable outlook.

A.M. Best has 16 financial strength ratings assigned to insurance companies, which currently range from A++ (Superior) to S (Suspended). A.M. Best’s issuer credit ratings range from aaa (exceptional) to d (in default). A “+” or “-“ may be appended to ratings from aa to ccc to indicate relative position within a category. A rating of bbb- or above is considered investment grade. As of the date of this filing, A.M. Best has the life/annuity industry on a stable rating outlook. This rating outlook notes developments in the industry of improved risk-adjusted capitalization, net positives from the Tax Cuts and Jobs Act of 2017, increased profitability, a modest increase in interest rates and a decline in regulatory uncertainty. In addition, equity markets continue to perform well; socio-economic (demographic) trends remain favorable, providing growth opportunities; and companies have taken pro-active actions over the past few years, including expense reductions and product modifications.

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

Regulation

All segments of our business are highly regulated. See Item 1A. Risk Factors.

Employees

At December 31, 2018, we had 1,647 full-time employees. A majority of our employees, including the executive officers, also provide services to Farm Bureau Property & Casualty Insurance Company and other affiliates pursuant to management agreements. None of our employees are members of a collective bargaining unit.

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

The fair value of our investments and our investment performance, including yields and realization of gains or losses, may vary depending on economic and market conditions. The shape of the yield curve and the level of interest rates can impact the profitability of our products. Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can materially affect the profitability of our products, the fair value of our investments and the reported value of stockholders’ equity.
In addition, advances on our funding agreements with the Federal Home Loan Bank (FHLB) are secured by collateral, the fair value of which can be significantly impacted by general market conditions. If the fair value of pledged collateral falls below specific levels, we would be required to pledge additional eligible collateral or repay all or a portion of our advances.

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

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risks of Financial Instruments for further discussion of our interest rate risk exposure and information regarding our asset-liability management program.
Difficult conditions in the financial markets and the economy may materially adversely affect our business and results of operations.

Our results of operations are materially affected by conditions in the economy and financial markets. The U.S. economy appeared to finish 2018 with moderately above-trend growth for the year, but the global economy has slowed noticeably from a year ago. In the financial markets, U.S. Treasury yields declined at year-end, while corporate spreads widened due to concerns over the potential impact of trade tensions and the global economic slowdown on fundamental credit quality. Portfolio investment yields will continue to decline across the life insurance and annuity industry as long as market yields remain below portfolio yields.
Our business generally benefits from moderate to strong economic expansion. Conversely, a lackluster economy characterized by higher unemployment, lower family income, lower consumer spending, muted corporate earnings growth and lower business investment could adversely impact the demand for our products in the future. In addition, a significant portion of our customer base operates in the agricultural industry; accordingly, fluctuations in commodity prices, federal subsidies, the impact of tariffs and the value of farm land may impact our customers’ demand for our insurance and investment products. We also may experience a higher incidence of claims, lapses or surrenders of policies following such fluctuations. We cannot predict with certainty whether or when such actions may occur, or what impact such actions could have on our business, results of operations, cash flows or financial condition.
Adverse financial market conditions may significantly affect our liquidity, access to capital and cost of capital.
Capital requirements depend on factors including the rate of sales growth of our products, aggregate reserve levels and the levels of risks in our insurance products and invested assets. In order to meet these capital requirements, we may need to increase or maintain Farm Bureau Life’s statutory capital and surplus through additional financings, which could include debt, equity or other transactions.
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
We manage our capital level to be consistent with statutory and rating agency requirements. As of December 31, 2018, we estimate that Farm Bureau Life has sufficient capital to meet our rating objectives. However, this capital may not be sufficient if significant future losses are incurred and access to additional capital is limited.

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
Whether to record an other-than-temporary impairment is determined in part by our assessment of the financial condition and prospects of a particular issuer, projections of future cash flows and recoverability of the particular security as well as an evaluation of our intent to sell and whether it is more likely than not that we would be required to sell prior to recovery. Our conclusions regarding the recoverability of a particular security’s fair value may ultimately prove to be incorrect.
Our investment portfolio is subject to credit quality risks that may diminish the value of our invested assets and affect our profitability and reported book value per share.

During a major downturn in the economy, we are subject to the risk that issuers of fixed maturity securities, other debt securities and commercial mortgage borrowers, will default on principal and interest payments. As of December 31, 2018, we held $7.0 billion of fixed income securities, $0.2 billion of which represented below-investment grade holdings. We generally do not purchase below-investment grade securities. Typically, the below-investment grade holdings we own were acquired as investment grade holdings, but subsequently downgraded. An increase in defaults on our fixed maturity securities and commercial mortgage loans could harm our financial strength and reduce our profitability.

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
See Item 1. Business - Ratings and Competition for information regarding risks relating to competition.

As a holding company, we depend on our subsidiaries for funds to meet our obligations, but our life insurance subsidiaries’ ability to make distributions to us is limited by law, and could be affected by minimum risk-based capital requirements.
As a holding company, we rely on dividends from subsidiaries to assist in meeting our obligations. The ability of our subsidiaries to pay dividends or to make other cash payments in the future may materially affect our ability to satisfy our parent company payment obligations, including debt service and dividends on our common stock.
The amount of dividends we have available to pay our common shareholders is limited to a certain extent by the amount of dividends our primary operating subsidiary, Farm Bureau Life, is able to pay to its parent, FBL Financial Group, Inc. Farm Bureau Life’s ability to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. At December 31, 2018, Farm Bureau Life’s statutory unassigned surplus was $503.7 million. There are certain additional limits to the amount of dividends that may be paid within a year without approval of the Insurance Division, Department of Commerce of the State of Iowa (the Iowa Insurance Division) as discussed in Note 7 to our consolidated financial statements included in Item 8. During 2019, the maximum amount available for distribution to FBL Financial Group, Inc. from Farm Bureau Life without regulatory approval is $100.8 million.

In addition, Farm Bureau Life is subject to the risk-based capital (RBC) requirement of the National Association of Insurance Commissioners (NAIC) set forth in the Risk-Based Capital for Insurers Model Act (the Model Act). The main purpose of the Model Act is to provide insurance regulators a method of measuring the minimum amount of capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. U.S. insurers and reinsurers are required to report the results of their RBC calculations as part of the statutory annual statements filed with state insurance regulatory authorities. State laws specify regulatory actions if an insurer’s risk-based capital ratio, a measure of solvency, falls below certain levels. The NAIC has a standard formula for annually assessing RBC based on various risk factors related to an insurance company’s capital and surplus, including insurance, business, asset and interest rate risks. The insurance regulators impose regulatory actions when a company’s total adjusted capital is equal to or lower than 200% of its authorized control level risk-based capital. The severity of regulatory actions increase until the point at which regulators assume control of an insurance company when its total adjusted capital is equal to or less than 70% of its authorized control level risk-based capital.

Failure to maintain adequate capital levels could lead to ratings downgrades and liquidity issues that could adversely affect our business and financial condition.

A significant ratings downgrade may have a material adverse effect on our business.
Ratings are an important factor in establishing the competitive position of insurance companies. If our ratings were lowered, our ability to access reinsurance and market products to new customers could be harmed and existing policyholders might cancel their policies or withdraw the cash values of their policies. These events, in turn, could have a material adverse effect on our financial results and liquidity. Our ratings reflect the agency’s opinions as to our financial strength, operating performance and ability to meet obligations to Farm Bureau Life’s policyholders. There is no assurance that a rating will remain in effect for any given period of time or that a rating will not be reduced, suspended or withdrawn entirely by the rating agency, if in the rating agency’s judgment, circumstances so warrant. See Item 1. Business - Ratings and Competition for a summary of our current ratings.
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

Our variable insurance products, investment advisers, broker/dealer and certain licensed agents and employees who are also registered representatives and investment adviser representatives are subject to regulation by the Securities and Exchange Commission (SEC), state securities regulators (in most states where they are authorized to do business) and the Financial Industry Regulatory Authority (FINRA).

As noted above, through adoption by law in states where we do business, our life insurance subsidiaries are subject to the NAIC’s RBC requirements. These guidelines are used by state insurance regulators as an early warning tool to identify deteriorating or weakly capitalized insurance companies for the purpose of initiating regulatory action. Our life insurance subsidiaries also may be required under solvency or guaranty laws of most states in which they do business, to pay assessments up to certain prescribed limits to fund policyholder losses for insolvent insurance companies.

Although the federal government does not directly regulate the business of insurance, our company is subject to many of the same federal laws and regulations as other corporations, including, but not limited to pension regulation, employment laws, financial services regulation, securities regulation and federal taxation. Each of these laws and regulations can significantly affect the insurance business. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time. The Dodd-Frank Act of 2010 established the Federal Insurance Office (FIO) within the Department of Treasury to collect information about the insurance industry, recommend prudential standards and represent the U.S. in dealings with foreign insurance regulators. We monitor the activities of the FIO, NAIC and the state insurance regulators.

The regulatory framework at the state and federal level applicable to our insurance products is evolving and could affect the design of our products and our ability to sell certain products. Any changes in these laws and regulations could materially and adversely affect our business, financial condition or results of operations.

Our investment management subsidiaries are SEC-registered investment advisers. One of these investment advisers manages the investment portfolios for certain non-affiliated organizations, while the other oversees financial advisory services provided by certain employees and agents.

Our registered separate accounts are regulated under the Investment Company Act. In addition, our broker-dealer subsidiary is registered with the SEC and is subject to regulation under the Exchange Act and various state securities laws, and is a member of and subject to regulation by FINRA. Registered representatives sell mutual funds through our broker/dealer subsidiary and are regulated by FINRA and state securities regulators. The failure of our broker-dealer subsidiary and registered representatives to acquire and maintain required securities registrations and comply with SEC and FINRA regulations could materially impact our business reputation and subject the company to financial penalties.

Regulations imposing new suitability or fiduciary obligations on our agents and registered representatives could increase our operations, regulatory and litigation risks. Recent regulations have been enacted, then vacated, imposing new fiduciary obligations which would have impacted our companies and our distribution force. Since then, similar rules imposing a higher suitability or fiduciary standard have been proposed by various state insurance regulators, the SEC and the NAIC. Until these new rules are finalized or adopted by states in our operating territory, we are unable to assess the effect they might have on our business. If adopted, however, these new regulations could subject our companies and representatives to a higher standard of care and necessitate additional compliance requirements such as disclosures, reporting and record keeping.

A significant change in accounting guidance could have a material effect on our financial condition or results of operations.

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. From time to time, we are required to adopt new or revised accounting standards. It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our financial condition and results of operations. The impact of accounting pronouncements that have been issued but not yet implemented is discussed in Note 1 to our consolidated financial statements included in Item 8. In addition, our insurance subsidiaries are subject to statutory accounting principles. Certain changes in these accounting principles may materially impact our statutory capital levels and our view on capital adequacy.

Actual experience that differs from our assumptions regarding future persistency, mortality, interest rates and benefit utilization used in pricing our products and calculating reserve amounts and deferred acquisition costs, could have a material adverse impact on our financial results.

The process of pricing products and calculating reserve amounts and deferred acquisition costs for an insurance organization involves the use of a number of assumptions including those related to persistency (how long a contract stays with the company), mortality (the relative incidence of death in a given time), interest rates (the rates expected to be paid or received on financial instruments, including insurance or investment contracts) and benefit utilization (the amount and timing of withdrawal benefits). Actual results could differ significantly from those assumed. Actual experience, which differs from one or more of these assumptions, could have a material adverse impact on our results of operations.
Actual experience that differs from assumptions may require us to accelerate the amortization of deferred acquisition costs, which could adversely affect our results of operations or financial condition.
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
Farm Bureau Life’s business relies significantly upon the maintenance of our right to use the Farm Bureau and FB trade names and related trademarks and service marks, which are controlled by the American Farm Bureau Federation and state Farm Bureau organizations. See discussion under “Item 1. Business - Marketing and Distribution - Affiliation with Farm Bureau Organizations” for information regarding these relationships and circumstances under which our access to the Farm Bureau membership base and use of the “Farm Bureau” and “FB” designations could be terminated. The loss of the right to use these designations in a key state or states could have a material adverse effect on operating results.
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
The Tax Cuts and Jobs Act of 2017 (the Tax Act) was enacted on December 22, 2017. The Tax Act reduced the corporate tax rate from 35% to 21% and contained many base-broadening provisions specific to the life insurance industry. The reduction in the corporate tax rate will generally result in increased net income in years subsequent to enactment. Some proposed guidance has been issued regarding several relevant issues, but additional guidance could result in base-broadening provisions offsetting the benefit of the lower rate.

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
The long-term impact, if any, on the sales of our products from lower individual tax rates and a higher estate tax exemption is uncertain at this time.
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
The success of our business and the ability to reach our goals is dependent, to a large extent, on our ability to attract and retain key employees. Competition is intense in the job market for certain positions, such as actuaries and other insurance professionals with demonstrated ability. It can be particularly challenging with our headquarters being located in central Iowa, a hub of insurance company and financial institution home offices.
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
We are occasionally involved in litigation, both as a defendant and as a plaintiff. Some lawsuits naming us as defendants may be, or purport to be, class actions. In addition, state regulators such as the Iowa Insurance Division, and federal regulators such as the SEC, FINRA, DOL and the Internal Revenue Service, are entitled to make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, tax laws, the Employee Retirement Income Security Act (ERISA) and laws governing the activities of broker-dealers and investment advisers. Moreover, we are subject to the risks of errors and misconduct by our exclusive agents and other representatives, such as fraud, non-compliance with policies and recommending transactions that are not suitable for particular customers. While we are currently not a party to any lawsuit that we believe will have a material adverse effect on our business, financial condition or results of operations, there can be no assurance that any litigation will not have such an effect, whether financially, through distraction of our management or otherwise.

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

Stock Market Information

The Class A common stock of FBL Financial Group, Inc. is traded on the New York Stock Exchange under the symbol FFG.

There is no established market for purchasing our Class B common stock, although it is convertible upon demand into Class A common stock on a share for share basis. As of January 17, 2019, there were approximately 4,700 holders of Class A common stock and 21 holders of record of Class B common stock.

Class B common stockholders receive dividends at the same rate as that declared on Class A common stock. We intend to declare regular quarterly cash dividends in the future, subject to the discretion of the Board of Directors, which depends in part upon general business conditions, legal restrictions and other factors the Board of Directors deems relevant. It is anticipated that the quarterly dividend rate for 2019 will increase to $0.48 per share and a special dividend of $1.50 per common share will be paid in the first quarter of 2019.

For restrictions on dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources” included in Item 7.

Comparison of Five-Year Total Return

Total Return Performance
FBL Financial Group, Inc.
S&P 500 Index
S&P 500 Life & Health Insurance Index
Index Value
250
200
150
100
50
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18

	Period ended
	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
FBL Financial Group, Inc.	$100.00	$133.49	$155.58	$202.75	$189.69	$187.10
S&P 500 Index	100.00	113.69	115.26	129.05	157.22	150.33
S&P 500 Life & Health Insurance Index	100.00	101.95	95.51	119.26	138.85	110.01

Source: S&P Global Market Intelligence

The performance graph shows a comparison of the cumulative total return over the past five years of our Class A common stock, the S&P 500 Index and the S&P 500 Life and Health Insurance Index. The graph plots the changes in value of an initial $100 investment, assuming reinvestment of dividends.

Issuer Purchases of Equity Securities

The following table sets forth issuer purchases of equity securities for the quarter ended December 31, 2018.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2018 through October 31, 2018	14,849	$68.16	14,849	$46,945,343
November 1, 2018 through November 30, 2018	21,654	69.18	21,654	$45,447,409
December 1, 2018 through December 31, 2018	67,323	67.56	67,323	$40,899,295
Total	103,826	$67.98

Activity in this table represents Class A common shares repurchased by the Company in connection with the repurchase program announced on March 1, 2018, which will expire on March 31, 2022. The program authorizes us to make repurchases of Class A common stock in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. Completion of the program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares, if any, that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

	As of or for the year ended December 31,
	2018	2017 (1)	2016 (1)	2015 (1)	2014 (1)
	(Dollars in thousands, except per share data)
Consolidated Statement of Income Data
Interest sensitive product charges	$122,789	$112,936	$111,928	$114,584	$109,770
Traditional life insurance premiums	198,312	195,330	196,914	190,956	183,300
Net investment income	394,618	415,199	404,170	391,149	382,082
Realized gains (losses) on investments	(12,274)	(954)	(1,763)	10,489	2,938
Total revenues	719,626	737,911	726,414	722,809	692,939

Net income (2)	93,822	187,333	102,838	110,363	107,983
Per common share:
Earnings (2)	3.76	7.47	4.11	4.42	4.34
Earnings - assuming dilution (2)	3.75	7.47	4.10	4.41	4.31
Cash dividends (3)	3.34	3.26	3.68	3.60	1.40
Weighted average common shares outstanding - assuming dilution	24,944,601	25,057,445	25,029,083	25,016,483	25,016,244

Consolidated Balance Sheet Data
Total investments	$8,414,118	$8,620,243	$8,174,660	$7,722,753	$7,680,970
Assets held in separate accounts	561,281	651,963	597,072	625,257	683,033
Total assets	9,833,630	10,053,401	9,557,589	9,127,995	9,061,249
Long-term debt	97,000	97,000	97,000	97,000	97,000
Total liabilities	8,649,371	8,676,276	8,374,034	7,993,843	7,805,579
Total stockholders’ equity (4)	1,184,259	1,377,125	1,183,555	1,134,152	1,255,670
Book value per common share (4)	47.78	55.12	47.42	45.59	50.68

Notes to Selected Consolidated Financial Data

(1)
Certain amounts from 2014 through 2017 have been restated due to a voluntary change in our accounting policy for low income housing tax credit investments from the equity method to the proportional amortization method during 2018. See Note 1 to our consolidated financial statements in Item 8 for further information.

(2)
Net income and earnings per share in 2017 were positively impacted by the initial impact to deferred income taxes from the change in the federal statutory tax rate totaling $81.2 million ($3.24 basic and diluted earnings per share).

(3)
Dividends in 2018 and 2017 include a special $1.50 per share cash dividend to Class A and B common shareholders. Dividends in 2016 and 2015 include a special $2.00 per share cash dividend to Class A and B common shareholders.

(4)
Amounts are impacted by accumulated other comprehensive income totaling $91.3 million in 2018, $285.0 million in 2017, $149.6 million in 2016, $114.5 million in 2015 and $258.4 million in 2014. These amounts are net of deferred income taxes and other adjustments for assumed changes in deferred acquisition costs, unearned revenue reserve, value of insurance in force acquired and policyholder liabilities.

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

In this discussion and analysis, we explain our consolidated results of operations, financial condition and where appropriate, factors that management believes may affect future performance, including:

•	our revenues and expenses in the periods presented,

•	changes in revenues and expenses between periods,

•	sources of earnings and changes in stockholders’ equity,

•	impact of these items on our overall financial condition and

•	expected sources and uses of cash.

We have organized our discussion and analysis as follows:

•	First, we discuss our business and drivers of profitability.

•	We then describe the business environment in which we operate including factors that affect operating results.

•	We highlight significant events that are important to understanding our results of operations and financial condition.

•	We then review the results of operations beginning with an overview of the total Company results, followed by a more detailed review of those results by operating segment.

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

We analyze operations by reviewing financial information regarding our primary products that are aggregated in Annuity and Life Insurance product segments. In addition, our Corporate and Other segment includes various support operations, corporate capital and other product lines that are not currently underwritten by the Company. We use net income determined using U.S. Generally Accepted Accounting Principles (GAAP), in addition to non-GAAP operating income (a measure of earnings not recognized under GAAP), to measure our performance. Non-GAAP operating income is a common life insurance industry measure of performance. Non-GAAP operating income, for the periods presented, consists of net income adjusted to exclude the impact of realized gains and losses on investments and the change in fair value of derivatives, which can fluctuate greatly from period to period. These fluctuations make it difficult to analyze core operating trends. In addition, for derivatives not designated as hedges, there is a mismatch between the valuation of the asset and liability when deriving net income (loss). Specifically, call options relating to our indexed business are one-year assets while the embedded derivatives in the indexed contracts represent the rights of the contract holder to receive index credits over the entire period the indexed annuities are expected to be in force. During 2017, we revised our non-GAAP operating income definition to remove from net income the initial impact from a change in tax laws. The revision did not impact 2016 non-GAAP operating earnings but did affect 2017 and 2018, with the enactment of the Tax Cuts and Jobs Act of 2017 (Tax Act). See Note 5 to our consolidated financial statements included in Item 8 for additional information regarding the Tax Act. A view of our operating performance without the impact of these items enhances the analysis of our results, although it should not be viewed as a substitute for net income as a measure of financial performance. See Note 13 to our consolidated financial statements included in Item 8 for further information regarding how we define our segments and non-GAAP operating income.

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

Our profitability is also impacted by changes in accounting guidance that affect the timing of profit recognition. See Note 1 to our consolidated financial statements included in Item 8 for details on adopted and pending accounting pronouncements. In addition to guidance that has been adopted, the accounting standards setting bodies are currently working on other projects that could impact the timing of profit emergence including the accounting for insurance contracts. It is uncertain what the outcome of these or other projects will be or, in many cases, when they will be completed.

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

Economic and other environmental factors that may impact our business include, but are not limited to, the following:

•	Gross Domestic Product increased at an annual rate of 2.9% during 2018 based on recent estimates.

•	U.S. unemployment was estimated to be 3.9% at year-end 2018.

•	U.S. net farm income is estimated to have decreased 12.1% and farm real estate value is estimated to have increased 2.1% during 2018 according to recent U.S. Department of Agriculture estimates.

•	The impact to our business from tariffs recently imposed as well as proposed on the general U.S. and farm economies.

•	The U.S. 10-year Treasury yield increased during 2018 from 2.40% at December 31, 2017 to 2.69% at December 31, 2018.

•	The long-term impact of the enactment of the Tax Act during December 2017 on the general U.S. economy, business initiatives and consumer demand for our insurance products.

The low interest rate environment continues to impact our investment yields as well as the interest we credit on our interest sensitive products. The 10-year U.S. Treasury yield rose 29 basis points during 2018, reaching a high of 3.24% during the fourth quarter and ending the year at 2.69%. Corporate credit spreads also increased during the year, contributing to an overall increase in market interest rates and decreasing the fair value of our investment portfolio. While interest rates have risen they remain at historically low levels, which along with a relatively flat yield curve impacts the attractiveness of our annuity and universal life products compared with other products such as certificates of deposit offered by banks. Our rates are comparable to other insurance companies however, allowing us to maintain our competitive position within the market. See the segment discussion and “Financial Condition” section that follows for additional information regarding the impact of low market interest rates on our business.

Results of Operations for the Three Years Ended December 31, 2018

	Year ended December 31,			Change over prior year
	2018	2017	2016	2018	2017
	(Dollars in thousands, except per share data)
Net income attributable to FBL Financial Group, Inc. (1)	$93,793	$187,305	$102,842	(50)%	82%
Net income adjustments:
Initial impact of the Tax Act (2)	(617)	(81,157)	—	(99)%	N/A
Realized gains/losses on investments (3) (4)	9,546	459	713	1,980%	(36)%
Change in fair value of derivatives (3)	6,188	(2,549)	(1,485)	(343)%	72%
Non-GAAP operating income (1) (5)	$108,910	$104,058	$102,070	5%	2%

Pre-tax non-GAAP operating income:
Annuity segment	$62,846	$68,821	$66,025	(9)%	4%
Life Insurance segment	47,680	53,856	55,977	(11)%	(4)%
Corporate and Other segment (1)	16,013	23,350	22,095	(31)%	6%
Total pre-tax non-GAAP operating income (1)	126,539	146,027	144,097	(13)%	1%
Income taxes on non-GAAP operating income (1)	(17,629)	(41,969)	(42,027)	(58)%	—%
Non-GAAP operating income (1) (5)	$108,910	$104,058	$102,070	5%	2%

Earnings per common share - assuming dilution (1)	$3.75	$7.47	$4.10	(50)%	82%
Non-GAAP operating income per common share - assuming dilution (1) (5)	$4.36	$4.15	$4.07	5%	2%
Effective tax rate on non-GAAP operating income (1)	14%	29%	29%
Average invested assets, at amortized cost (1) (6)	$8,260,499	$7,970,374	$7,647,902	4%	4%
Annualized yield on average invested assets (1) (6)	5.13%	5.28%	5.36%
Impact on non-GAAP operating income of unlocking deferred acquisition costs, deferred sales inducements, unearned revenue reserve and certain interest sensitive product reserves, net of tax (5)	$(227)	$682	$(3,260)	(133)%	(121)%

(1)
Prior period amounts have been adjusted to reflect the accounting change for low income housing tax credit (LIHTC) investments. See Note 1 to our consolidated financial statements included in Item 8 for additional information.

(2)
Amount represents a change in our deferred tax assets and liabilities due to the enactment of the Tax Act. See Note 5 to our consolidated financial statements included in Item 8 for additional information.

(3)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred acquisition costs and value of insurance in force acquired, as well as changes in interest sensitive product reserves and income taxes attributable to these items.

(4)	Beginning in 2018, amount includes changes in fair value of equity securities as discussed in Note 1 to our consolidated financial statements included in Item 8.

(5)	See Note 13 to our consolidated financial statements included in Item 8 for further information on non-GAAP operating income.

(6)	Average invested assets and annualized yield including investments held as securities and indebtedness of related parties.

Our net income decreased in 2018, compared to 2017, primarily due to the adjustment made in 2017 for the initial impact of the Tax Act. Net income and non-GAAP operating income were positively impacted by reduced income tax rates related to changes under the Tax Act and increased earnings from an increase in the volume of business in force. These increases in income were partially offset by an increase in interest sensitive product benefits, an increase in expenses, lower other investment-related income and an increase in amortization of deferred acquisition costs from the impact of market performance on our variable business. Net income was also negatively impacted by net unrealized losses from investments and changes in fair value of derivatives.

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

Annuity Segment
	Year ended December 31,			Change over prior year
	2018	2017	2016	2018	2017
	(Dollars in thousands)
Non-GAAP operating revenues:
Interest sensitive product charges and other income	$5,173	$4,484	$3,807	15%	18%
Net investment income	218,823	219,700	210,679	—%	4%
Total non-GAAP operating revenues	223,996	224,184	214,486	—%	5%

Non-GAAP operating benefits and expenses:
Interest sensitive product benefits	124,015	122,224	113,543	1%	8%
Underwriting, acquisition and insurance expenses:
Commissions net of deferrals	2,027	2,162	2,214	(6)%	(2)%
Amortization of deferred acquisition costs	11,243	8,506	11,185	32%	(24)%
Amortization of value of insurance in force	674	678	886	(1)%	(23)%
Other underwriting expenses	23,191	21,793	20,633	6%	6%
Total underwriting, acquisition and insurance expenses	37,135	33,139	34,918	12%	(5)%
Total non-GAAP operating benefits and expenses	161,150	155,363	148,461	4%	5%
Pre-tax non-GAAP operating income (1)	$62,846	$68,821	$66,025	(9)%	4%

Other data
Annuity premiums collected, direct (2)	$285,438	$284,620	$349,392	—%	(19)%
Policy liabilities and accruals, end of period	4,374,798	4,319,064	4,192,261	1%	3%
Average invested assets, at amortized cost	4,523,665	4,356,670	4,159,686	4%	5%
Other investment-related income included in net investment income (3)	5,576	7,075	8,426	(21)%	(16)%
Average individual annuity account value	3,135,247	3,033,636	2,879,458	3%	5%

Earned spread on individual annuity products:
Weighted average yield on cash and invested assets	4.87%	5.15%	5.28%
Weighted average interest crediting rate	2.51%	2.59%	2.69%
Spread	2.36%	2.56%	2.59%

Individual annuity withdrawal rate	5.3%	4.2%	4.0%

(1)	See Note 13 to our consolidated financial statements included in Item 8 for further information on non-GAAP operating income.

(2)	Premiums collected is a non-GAAP measure of sales production, see Note 13 to our consolidated financial statements included in Item 8.

(3)	Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our payment speed assumptions.

Pre-tax non-GAAP operating income for the Annuity segment decreased in 2018, compared to 2017, primarily due to lower other investment-related income, an increase in other underwriting expenses and an increase in amortization of deferred acquisition costs. Pre-tax non-GAAP operating income increased in 2017, compared to 2016, primarily due to the impact from an increase in the volume of business in force and a benefit from unlocking, partially offset by lower other investment-related income and higher other underwriting expenses.

The average aggregate account value for individual annuity contracts in force increased in 2018 and 2017, compared to the prior periods, due to continued sales, advances on our funding agreements with the Federal Home Loan Bank of Des Moines (FHLB) and the crediting of interest. Continued growth in our business in force contributes to the increase in revenues, benefits and expenses. Premiums collected increased in 2018 compared to 2017 due to increased sales of our indexed annuity products, partially offset by decreased sales of our fixed rate deferred annuity products. Premiums collected decreased in 2017 compared to 2016 due to decreased sales of our fixed rate deferred and indexed annuity products. Individual fixed rate deferred annuity collected premiums were $139.0 million in 2018, $167.7 million in 2017 and $213.3 million in 2016. Indexed annuity collected premiums were $137.6 million in 2018, $110.6 million in 2017 and $125.5 million in 2016. Outstanding funding agreements with FHLB totaled $446.0 million at December 31, 2018, $415.1 million at December 31, 2017 and $437.4 million at December 31, 2016.

The individual annuity withdrawal rate increased in 2018, compared to 2017, due to certain policies reaching the end of their interest rate guarantee period and the competitiveness of our current crediting rates relative to other financial institutions.

In 2018, we offered a voluntary early retirement program to certain employees. The impact of the program to the Annuity segment was a $1.9 million increase in other underwriting expenses and a $0.6 million increase in investment expenses, which lowered net investment income.

Amortization of deferred acquisition costs and the value of insurance in force changed in 2018 and 2017, compared to prior periods, due to changes in actual and expected profits on the underlying business. Amortization, as well as reserves held on certain interest sensitive products, also changed due to the impact of unlocking. Unlocking generally reflects changes in our projected earned spreads, policy lapses and mortality assumptions. The impact of unlocking on pre-tax non-GAAP operating income was as follows:

Impact of Unlocking on Pre-tax Non-GAAP Operating Income

	Year ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Amortization of deferred sales inducements reported in interest sensitive product benefits	$13	$10	$1
Amortization of deferred acquisition costs	236	1,743	(1,219)
Amortization of value of insurance in force acquired	—	—	(194)
Changes in reserves reported in interest sensitive product benefits	—	(228)	—
Increase (decrease) to pre-tax non-GAAP operating income (1)	$249	$1,525	$(1,412)

(1)	Pre-tax operating income is a non-GAAP measure of earnings, see Note 13 to our consolidated financial statements included in Item 8.

The weighted average yield on cash and invested assets for individual annuities decreased in 2018 and 2017, compared to the prior periods, primarily due to lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, compared with the average existing portfolio yield and lower other investment-related income. See the “Financial Condition” section that follows for additional information regarding the yields obtained on investment acquisitions. Weighted average interest crediting rates on our individual annuity products decreased due to crediting rate actions taken in 2018, 2017 and 2016 in response to the declining portfolio yield and a change in the underlying product mix.

Life Insurance Segment
	Year ended December 31,			Change over prior year
	2018	2017	2016	2018	2017
	(Dollars in thousands)
Non-GAAP operating revenues:
Interest sensitive product charges and other income	$73,879	$64,945	$63,105	14%	3%
Traditional life insurance premiums	198,312	195,330	196,914	2%	(1)%
Net investment income	158,003	158,318	154,427	—%	3%
Total non-GAAP operating revenues	430,194	418,593	414,446	3%	1%

Non-GAAP operating benefits and expenses:
Interest sensitive product benefits:
Interest and index credits	36,286	34,447	32,648	5%	6%
Death benefits and other	65,086	57,185	51,409	14%	11%
Total interest sensitive product benefits	101,372	91,632	84,057	11%	9%
Traditional life insurance benefits:
Death benefits	84,921	86,901	85,630	(2)%	1%
Surrender and other benefits	37,842	35,416	32,664	7%	8%
Increase in traditional life future policy benefits	52,436	50,708	59,406	3%	(15)%
Total traditional life insurance benefits	175,199	173,025	177,700	1%	(3)%
Distributions to participating policyholders	10,130	10,140	10,574	—%	(4)%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	19,113	19,240	17,614	(1)%	9%
Amortization of deferred acquisition costs	15,264	14,368	11,038	6%	30%
Amortization of value of insurance in force	1,492	1,500	1,508	(1)%	(1)%
Other underwriting expenses	63,784	57,573	55,978	11%	3%
Total underwriting, acquisition and insurance expenses	99,653	92,681	86,138	8%	8%
Total non-GAAP operating benefits and expenses	386,354	367,478	358,469	5%	3%
	43,840	51,115	55,977	(14)%	(9)%
Equity income, before tax	3,840	2,741	—	40%	N/A
Pre-tax non-GAAP operating income (1)	$47,680	$53,856	$55,977	(11)%	(4)%

Other data
Life premiums collected, net of reinsurance (2)	$304,229	$292,344	$281,551	4%	4%
Policy liabilities and accruals, end of period	2,990,962	2,896,255	2,786,746	3%	4%
Life insurance in force, end of period	59,968,574	58,117,575	55,980,731	3%	4%
Average invested assets, at amortized cost (3)	3,033,978	2,925,719	2,802,743	4%	4%
Other investment-related income included in net investment income (4)	2,320	3,270	1,552	(29)%	111%
Average interest sensitive life account value	853,993	830,886	811,390	3%	2%

Interest sensitive life insurance spread:
Weighted average yield on cash and invested assets (3)	5.33%	5.70%	5.56%
Weighted average interest crediting rate	3.66%	3.87%	3.82%
Spread	1.67%	1.83%	1.74%

Life insurance lapse and surrender rates	4.6%	4.7%	5.4%
Death benefits, net of reinsurance and reserves released	$97,477	$88,615	$83,444	10%	6%

(1)	See Note 13 to our consolidated financial statements included in Item 8 for further information on non-GAAP operating income.

(2)	Premiums collected is a non-GAAP measure of sales production, see Note 13 to our consolidated financial statements included in Item 8.

(3)	Average invested assets and weighted average yield including investments held as securities and indebtedness of related parties.

(4)	Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our payment speed assumptions.

Pre-tax non-GAAP operating income for the Life Insurance segment decreased in 2018, compared to 2017, primarily due to lower other investment-related income, an increase in interest sensitive death benefits and other underwriting expenses and higher interest sensitive benefits due to a change in estimate of the impact of a prior period immaterial error. These decreases were partially offset by the impact of increases in the volume of business in force. Pre-tax non-GAAP operating income decreased in 2017, compared to 2016, primarily due to increases in death benefits and the correction of an immaterial error, partially offset by the impact of increases in the volume of business in force and other investment-related income.

Continued growth in our business in force contributes to the increase in revenues, benefits and expenses.

Death benefits, net of reinsurance and reserves released, increased in 2018, compared to 2017, due to an increase in the average claim amount along with a change in estimate of the impact of a prior period immaterial error as discussed below. Death benefits, net of reinsurance and reserves released, increased in 2017, compared to 2016, due to increases in the average claim amount and in the number of claims reported. Other interest sensitive product benefits increased in 2018 and 2017, compared to prior year periods, due to an increase in our universal life secondary guarantee reserves from growth in our business in force. Traditional life surrenders and other benefits increased $1.1 million in 2018 and $0.9 million in 2017, compared to prior year periods, due to increases in scheduled endowment benefits.

Results for 2018 and 2017 were unfavorably impacted by the correction of an immaterial error related to a closed block of interest sensitive whole life business. The immaterial error arose and accumulated over several years, with no prior year materially impacted. Remediation required an adjustment to existing inforce business account values as well as adjustment to benefit payments for terminated business. During 2017, pre-tax earnings were negatively impacted by $3.2 million lower interest sensitive product charges as a result of this correction, along with $0.4 million in accrued interest included in interest sensitive product benefits. During 2018 we revised our estimate of the immaterial error as individual policy level analysis of past benefit payments was completed. The estimate refinement resulted in a pre-tax charge of $5.5 million, consisting of $3.5 million related to delayed benefit payments and $2.0 million of accrued interest. The change in estimate and accrued interest resulted in an increase to 2018 interest sensitive product benefits interest credited of $2.0 million, interest sensitive death benefits of $3.3 million and traditional life future policy benefits of $0.2 million.

Amortization of deferred acquisition costs, deferred sales inducements, the value of insurance in force and unearned revenue reserves changed in 2018 and 2017, compared to prior periods, due to changes in actual and expected profits on the underlying business. Amortization, as well as reserves held on certain interest sensitive products, also changed due to the impact of unlocking. Unlocking generally reflects changes in our projected earned spreads, policy lapses, premium persistency and mortality assumptions. The impact of unlocking on pre-tax non-GAAP operating income was as follows:

Impact of Unlocking on Pre-tax Non-GAAP Operating Income

	Year ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Amortization of unearned revenue reserve reported in interest sensitive product charges and other income	$420	$(1,166)	$(2,130)
Amortization of deferred sales inducements reported in interest sensitive product benefits	(209)	422	471
Amortization of deferred sales inducements reported in traditional life insurance benefits	65	55	69
Amortization of deferred acquisition costs	2,152	3,873	7,179
Changes in reserves reported in interest sensitive product benefits	(4,755)	(5,574)	(9,284)
Decrease to pre-tax non-GAAP operating income (1)	$(2,327)	$(2,390)	$(3,695)

(1)	Pre-tax operating income is a non-GAAP measure of earnings, see Note 13 to our consolidated financial statements included in item 8.

In 2018, we offered a voluntary early retirement program to certain employees. The impact of the program to the Life Insurance segment was a $3.6 million increase in other underwriting expenses and a $0.4 million increase in investment expenses, which lowered net investment income. The increase in other underwriting expenses also included increased expenses associated with salaries, including a one-time employee bonus in the first quarter of 2018 related to the enactment of the Tax Act, and additional expenses associated with system enhancements.

We assign a portion of our investments held in securities and indebtedness of related parties to the Life Insurance segment. These investments include equity interests in limited liability partnerships and corporations, accounted for under the equity method of accounting. Equity income, before tax, consists of our proportionate share of gains and losses attributable to our relative ownership interest in these investments. See the Equity Income discussion that follows, and Note 13 to our consolidated financial statements included in Item 8, for additional information regarding these investments.

The weighted average yield on cash and invested assets for interest sensitive life insurance products decreased in 2018, compared to 2017, due to lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, compared with the average existing portfolio yield and lower other investment-related income. The weighted average yield on cash and invested assets for interest sensitive life insurance products increased in 2017, compared to 2016, due to higher other investment-related income, partially offset by lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, compared with the average existing portfolio yield. See the “Financial Condition” section that follows for additional information regarding the yields obtained on investment acquisitions. Weighted average interest crediting rates on our interest sensitive life insurance products decreased in 2018, compared to 2017, due to crediting rate actions taken on various products in 2018, 2017, and 2016. We incurred increases in weighted average interest crediting rates in 2017, compared to 2016, due to the immaterial error mentioned above, partially offset by the crediting rate actions taken.

Corporate and Other Segment
	Year ended December 31,			Change over prior year
	2018	2017	2016	2018	2017
	(Dollars in thousands)
Non-GAAP operating revenues:
Interest sensitive product charges	$43,622	$43,517	$44,716	—%	(3)%
Net investment income	33,272	34,918	32,514	(5)%	7%
Other income	16,787	15,905	15,473	6%	3%
Total non-GAAP operating revenues	93,681	94,340	92,703	(1)%	2%

Non-GAAP operating benefits and expenses:
Interest sensitive product benefits	34,465	39,060	37,296	(12)%	5%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	2,662	2,954	2,907	(10)%	2%
Amortization of deferred acquisition costs	8,869	488	6,078	1,717%	(92)%
Other underwriting expenses	5,975	6,471	6,005	(8)%	8%
Total underwriting, acquisition and insurance expenses	17,506	9,913	14,990	77%	(34)%
Interest expense	4,851	4,850	4,850	—%	—%
Other expenses	22,595	18,382	16,966	23%	8%
Total non-GAAP operating benefits and expenses	79,417	72,205	74,102	10%	(3)%
	14,264	22,135	18,601	(36)%	19%
Net loss (income) attributable to noncontrolling interest	(29)	(28)	4	4%	(800)%
Equity income, before tax (1)	1,778	1,243	3,490	43%	(64)%
Pre-tax non-GAAP operating income (1) (2)	$16,013	$23,350	$22,095	(31)%	6%

Other data
Average invested assets, at amortized cost (1) (3)	$702,856	$687,986	$689,199	2%	—%
Other investment-related income included in net investment income (4)	157	1,368	517	(89)%	165%
Average interest sensitive life account value	361,827	362,897	354,621	—%	2%
Death benefits, net of reinsurance and reserves released	21,043	25,376	24,262	(17)%	5%
Estimated impact on pre-tax non-GAAP operating income from separate account performance on amortization of deferred acquisition costs (2)	(4,615)	2,131	(386)	(317)%	(652)%

(1)	Prior period amounts have been adjusted to reflect the accounting change for LIHTC investments. See Note 1 to our consolidated financial statements included in Item 8 for additional information.

(2)	See Note 13 to our consolidated financial statements included in Item 8 for further information on non-GAAP operating income.

(3)	Average invested assets including investments held as securities and indebtedness of related parties.

(4)	Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our prepayment speed assumptions.

Pre-tax non-GAAP operating income for the Corporate and Other segment decreased in 2018, compared to 2017, primarily due to lower net investment income including lower other investment-related income, increases in amortization of deferred acquisition costs from the impact of market performance on our variable business and an increase in other expenses, partially offset by a decrease in death benefits, which are a component of interest sensitive product benefits. Pre-tax non-GAAP operating income increased in 2017, compared to 2016, primarily due to decreases in amortization of deferred acquisition costs from the impact of unlocking and market performance on our variable business, partially offset by increases in death benefits and expenses and a decrease in pre-tax equity income.

Death benefits, net of reinsurance and reserves released, decreased in 2018, compared to 2017, primarily due to a decrease in the number of claims reported. Death benefits, net of reinsurance and reserves released, increased in 2017, compared to 2016, due to increases in the number of claims reported, partially offset by lower average size of claims.

Amortization of deferred acquisition costs, deferred sales inducements, and unearned revenue reserves increased in 2018, compared to 2017, primarily due to the impact of market performance on our variable business and decreased in 2017, compared to 2016, primarily due to the impact of unlocking and market performance on our variable business. Unlocking generally reflects changes in projected earned spreads, separate account performance and withdrawal and mortality assumptions. The impact of unlocking on pre-tax non-GAAP operating income for the three years was as follows:

Impact of Unlocking on Pre-tax Non-GAAP Operating Income

	Year ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Amortization of unearned revenue reserve reported in interest sensitive product charges	$(667)	$(579)	$(236)
Amortization of deferred sales inducements reported in interest sensitive product benefits	76	98	54
Amortization of deferred acquisition costs	2,382	3,194	558
Changes in reserves reported in interest sensitive product benefits	—	(799)	(284)
Increase to pre-tax non-GAAP operating income (1)	$1,791	$1,914	$92

(1)	Pre-tax operating income is a non-GAAP measure of earnings, see Note 13 to our consolidated financial statements included in Item 8.

Other underwriting expenses in 2017 included $0.7 million in expenses associated with our routine five-year state insurance department examination. Other income and other expenses includes fees and expenses from sales of brokered products and operating results of our non-insurance subsidiaries, which include management, advisory, marketing and distribution services and leasing activities. Pre-tax net income from our non-insurance subsidiaries decreased $2.3 million in 2018 and $0.7 million in 2017, compared to prior year periods, due to costs associated with expanding our wealth management offerings. In 2018, we also offered a voluntary early retirement program to certain employees resulting in a $1.1 million increase in other expenses in the Corporate and Other segment.

In 2017, we assigned a portion of our investments held in securities and indebtedness of related parties from the Corporate and Other segment to the Life Insurance segment, resulting in a net decrease in pre-tax income in the Corporate and Other segment compared to 2016. These investments include equity interests in limited liability partnerships and corporations, accounted for under the equity method of accounting. Equity income, before tax, consists of our proportionate share of gains and losses attributable to our relative ownership interest in these investments. See the Equity Income discussion that follows, and Note 13 to our consolidated financial statements, for additional information regarding these investments.

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

The level of gains and losses for these entities normally fluctuates from period to period depending on the prevailing economic environment, changes in prices of bond and equity securities held by the investment partnerships, the timing and success of initial public offerings or exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures. See Note 2 to our consolidated financial statements included in Item 8 for further information.

As discussed in Note 1 to our consolidated financial statements included in Item 8, our LIHTC investments are no longer included in equity income and prior period amounts have been adjusted to reflect the accounting change. Equity income, net of related taxes, was $4.4 million in 2018, $2.6 million in 2017 and $2.3 million in 2016.

Income Taxes on Non-GAAP Operating Income

The effective tax rate on non-GAAP operating income was 13.9% for 2018, 28.7% for 2017 and 29.2% for 2016. The 2018 effective tax rate differs from the 2017 and 2016 rates due to the decrease in the federal corporate income tax rate from 35% to 21% under the Tax Act, effective for 2018. As discussed in Note 13 to our consolidated financial statements included in Item 8, the impact related to the initial enactment of the Tax Act is excluded from non-GAAP operating income. The effective tax rates differ from the federal statutory rate of 21% in 2018 and 35% in 2017 and 2016 primarily due to the impact of LIHTC investments and tax-exempt investment income. See Note 5 to our consolidated financial statements included in Item 8 for additional information on income taxes.

As discussed in Note 1 to our consolidated financial statements included in Item 8, the entire impact of LIHTC investments are now included in income tax and prior periods have been adjusted to reflect this change.

Components of income tax
	Year ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Income tax benefit (expense)	$(11,650)	$39,983	$(41,220)
Tax on equity income	(1,179)	(1,394)	(1,221)
Net income adjustments:
Impact of change in federal tax rate (1)	(617)	(81,157)	—
Income tax offset on net income adjustments	(4,183)	599	414
Income taxes on non-GAAP operating income	$(17,629)	$(41,969)	$(42,027)

Income taxes on non-GAAP operating income before benefits of LIHTC investments	$(21,455)	$(46,808)	$(46,677)
Amounts related to LIHTC investments	3,826	4,839	4,650
Income taxes on non-GAAP operating income	$(17,629)	$(41,969)	$(42,027)

(1)
Amount represents a change in our deferred tax assets and liabilities and other items impacted by the enactment of the Tax Act. See Note 5 to our consolidated financial statements included in Item 8 for additional information.

Impact of Adjustments to Net Income Attributable to FBL

	Year ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Initial impact of the Tax Act (1) (2)	$617	$81,157	$—
Realized gains (losses) on investments and change in fair value of equity securities and derivatives (1)	(24,512)	1,630	2,397
Offsets: (3)
Change in amortization	1,782	365	103
Reserve change on interest sensitive products	2,813	694	(1,314)
Income tax (1)	4,183	(599)	(414)
Net impact of adjustments to net income (1)	$(15,117)	$83,247	$772
Net impact per common share - basic and assuming dilution (1)	$(0.61)	$3.32	$0.03

(1)	Prior period amounts have been adjusted to reflect the accounting change for LIHTC investments. See Note 1 to our consolidated financial statements included in Item 8 for additional information.

(2)
Amount represents a change in our deferred tax assets and liabilities and other items impacted by the enactment of the Tax Act. See Note 5 to our consolidated financial statements included in Item 8 for additional information.

(3)
The items excluded from non-GAAP operating income impact the amortization of deferred acquisition costs, value of business acquired and unearned revenue reserve. Certain interest sensitive reserves as well as income taxes are also impacted.

Income taxes on adjustments to net income have been recorded at 21% in 2018 and 35% in 2017 and 2016 as there are no permanent differences between book and taxable income relating to these adjustments. See Note 5 to our consolidated financial statements included in item 8 for additional information regarding the Tax Act.

Realized Gains (Losses) on Investments

	Year ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Realized gains (losses) on investments:
Realized gains on sales	$2,215	$1,770	$11,630
Realized losses on sales	(1,354)	(1,171)	(8,524)
Change in fair value of equity securities	(8,137)	—	—
Total other-than-temporary impairment charges	(5,072)	(1,553)	(7,320)
Net realized investment losses	(12,348)	(954)	(4,214)
Non-credit losses included in other comprehensive income (loss)	74	—	2,451
Total reported in statements of operations	$(12,274)	$(954)	$(1,763)

The level of realized gains (losses) is subject to fluctuation from period to period due to movements in credit spreads and prevailing interest rates, changes in the economic environment, the timing of the sales of the investments generating the realized gains and losses, as well as the timing of other than temporary impairment charges. See “Financial Condition - Investments” and Note 2 to our consolidated financial statements included in Item 8 for details regarding our unrealized gains and losses on available-for-sale securities at December 31, 2018 and 2017.

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

Investment Credit Impairment Losses Recognized in Net Income

	Year ended December 31,
	2018	2017	2016
	(Dollars in thousands)

Corporate securities:
Construction	$308	$1,420	$—
Manufacturing	—	—	27
Energy	1,014	—	2,595
Finance	26	—	—
Residential mortgage-backed	62	83	2,172
Other asset-backed	760	—	—
Mortgage loans	2,778	—	—
Securities and Indebtedness of Related Parties	50	50	75
Total other-than-temporary impairment losses reported in net income	$4,998	$1,553	$4,869
Fixed maturity other-than-temporary credit losses for 2018 included an energy sector bond due to the commencement of bankruptcy proceedings, an asset backed security due to concerns regarding the company’s recovery plan, and a construction sector bond due to a missed bond payment. We also increased our valuation allowance on a mortgage loan as the borrower is seeking protection in bankruptcy.

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

Financial Condition

Investments

Our investment portfolio decreased 2.4% to $8,414.1 million at December 31, 2018, compared to $8,620.2 million at December 31, 2017. The portfolio decrease is due to a decline of $357.9 million of net unrealized appreciation of fixed maturities, partially offset by positive cash flows from operating activities during 2018. Additional details regarding securities in an unrealized gain or loss position at December 31, 2018 are included in the discussion that follows and in Note 2 to our consolidated financial statements included in Item 8. Details regarding investment impairments are discussed above in the “Realized Gains (Losses) on Investments” section under “Results of Operations.”

We manage the investment portfolio to optimize risk-adjusted yield within the context of prudent asset-liability management. We evaluate multiple cash flow testing scenarios as part of this process. The Company’s investment policy calls for investing primarily in high-quality fixed maturities and commercial mortgage loans.

Fixed Maturity Acquisitions Selected Information

	Year ended December 31,
	2018	2017
	(Dollars in thousands)
Cost of acquisitions:
Corporate	$153,696	$140,896
Mortgage- and asset-backed	433,098	529,158
United States Government and agencies	—	1,248
Tax-exempt municipals	97,456	17,566
Taxable municipals	—	22,144
Total	$684,250	$711,012

Effective annual yield	4.09%	3.86%
Credit quality
NAIC 1 designation	85.7%	75.9%
NAIC 2 designation	14.3%	23.2%
Non-investment grade	—%	0.9%
Weighted-average life in years	15.0	12.0

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

A portion of the securities acquired during 2018 and 2017 were acquired with the proceeds from advances on our funding agreements with the FHLB. The securities acquired to support these funding agreements often carry a lower average yield than securities acquired to support our other insurance products, due to the shorter maturity and relatively low interest rate paid on those advances. In addition, certain municipal securities acquired are exempt from federal income taxes, and accordingly have a higher actual return than reflected in the yields stated above. The average yield of the securities acquired, excluding the securities supporting the funding agreements and using a tax-adjusted yield for the municipal securities, was 4.19% in 2018 and 3.95% in 2017.

Investment Portfolio Summary

	December 31, 2018		December 31, 2017
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities - available for sale:
Public	$5,367,590	63.8%	$5,510,658	64.0%
144A private placement	1,477,550	17.6	1,547,097	17.9
Private placement	187,905	2.2	234,212	2.7
Total fixed maturities - available for sale	7,033,045	83.6	7,291,967	84.6
Equity securities	92,857	1.1	104,145	1.2
Mortgage loans	1,039,829	12.4	971,812	11.3
Real estate	1,543	—	1,543	—
Policy loans	197,366	2.3	191,398	2.2
Short-term investments	15,713	0.2	17,007	0.2
Other investments	33,765	0.4	42,371	0.5
Total investments	$8,414,118	100.0%	$8,620,243	100.0%

As of December 31, 2018, 97.6% (based on carrying value) of the available-for-sale fixed maturities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of December 31, 2018, no single non-investment grade holding exceeded 0.2% of total investments.

Credit Quality by NAIC Designation and Equivalent Rating

		December 31, 2018		December 31, 2017
NAIC Designation	Equivalent Rating (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$4,802,497	68.3%	$4,771,407	65.4%
2	BBB	2,063,069	29.3	2,267,892	31.1
	Total investment grade	6,865,566	97.6	7,039,299	96.5
3	BB	105,544	1.5	174,660	2.4
4	B	48,051	0.7	57,970	0.8
5	CCC	9,640	0.1	13,111	0.2
6	In or near default	4,244	0.1	6,927	0.1
	Total below investment grade	167,479	2.4	252,668	3.5
	Total fixed maturities - available for sale	$7,033,045	100.0%	$7,291,967	100.0%

(1)
Equivalent ratings are based on those provided by nationally recognized rating agencies with some exceptions for certain residential mortgage, commercial mortgage- and asset-backed securities that are based on the expected loss of the security rather than the probability of default. This may result in a final designation being higher or lower than the equivalent credit rating.

See Note 2 to our consolidated financial statements included in Item 8 for a summary of fixed maturities by contractual maturity date.

Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification

	December 31, 2018
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$321,192	$194,019	$9,990	$127,173	$(8,376)
Capital goods	248,385	123,157	6,933	125,228	(7,208)
Communications	131,364	75,687	5,098	55,677	(4,705)
Consumer cyclical	105,882	74,866	3,627	31,016	(1,782)
Consumer non-cyclical	497,789	224,674	12,441	273,115	(29,469)
Energy	384,982	227,770	11,460	157,212	(17,063)
Finance	602,159	392,188	22,124	209,971	(10,298)
Transportation	96,579	61,034	3,049	35,545	(2,135)
Utilities	733,604	565,250	60,399	168,354	(7,483)
Other	157,949	98,683	3,851	59,266	(2,414)
Total corporate securities	3,279,885	2,037,328	138,972	1,242,557	(90,933)
Mortgage- and asset-backed securities	2,192,996	1,076,388	69,820	1,116,608	(31,961)
United States Government and agencies	20,535	14,061	996	6,474	(134)
States and political subdivisions	1,539,629	1,378,005	95,921	161,624	(5,913)
Total	$7,033,045	$4,505,782	$305,709	$2,527,263	$(128,941)

	December 31, 2017
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$353,351	$336,293	$29,849	$17,058	$(479)
Capital goods	279,281	271,346	21,624	7,935	(139)
Communications	151,763	133,263	12,364	18,500	(862)
Consumer cyclical	128,618	117,370	9,118	11,248	(516)
Consumer non-cyclical	521,128	461,205	41,221	59,923	(4,684)
Energy	462,437	409,768	34,028	52,669	(5,950)
Finance	695,604	633,513	50,908	62,091	(1,143)
Transportation	103,049	93,921	7,978	9,128	(141)
Utilities	814,238	796,782	108,914	17,456	(1,909)
Other	178,802	165,971	13,295	12,831	(132)
Total corporate securities	3,688,271	3,419,432	329,299	268,839	(15,955)
Mortgage- and asset-backed securities	2,055,090	1,549,187	88,999	505,903	(9,727)
United States Government and agencies	24,905	17,343	1,606	7,562	(79)
States and political subdivisions	1,523,701	1,497,292	141,813	26,409	(1,239)
Total	$7,291,967	$6,483,254	$561,717	$808,713	$(27,000)

At December 31, 2018, our largest unrealized loss is in the consumer non-cyclical sector. Within this sector, two companies represent 17.2% of the unrealized loss. One company is a grocery store chain representing $2.4 million of the unrealized loss while the other company is a food and beverage company representing $2.7 million of the unrealized loss.

Credit Quality of Available-for-Sale Fixed Maturities with Unrealized Losses

		December 31, 2018
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$1,500,626	59.4%	$(45,593)	35.3%
2	BBB	903,855	35.7	(61,615)	47.8
	Total investment grade	2,404,481	95.1	(107,208)	83.1
3	BB	90,883	3.6	(10,056)	7.8
4	B	26,212	1.1	(10,887)	8.5
5	CCC	5,679	0.2	(790)	0.6
6	In or near default	8	—	—	—
	Total below investment grade	122,782	4.9	(21,733)	16.9
	Total	$2,527,263	100.0%	$(128,941)	100.0%

		December 31, 2017
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$518,748	64.1%	$(8,638)	32.0%
2	BBB	199,529	24.7	(6,927)	25.6
	Total investment grade	718,277	88.8	(15,565)	57.6
3	BB	41,488	5.1	(819)	3.0
4	B	37,944	4.7	(8,125)	30.1
5	CCC	4,109	0.5	(1,314)	4.9
6	In or near default	6,895	0.9	(1,177)	4.4
	Total below investment grade	90,436	11.2	(11,435)	42.4
	Total	$808,713	100.0%	$(27,000)	100.0%

Available-For-Sale Fixed Maturities with Unrealized Losses by Length of Time

	December 31, 2018
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$329,067	$—	$(7,081)
Greater than three months to six months	—	362,426	—	(10,386)
Greater than six months to nine months	—	514,023	—	(21,352)
Greater than nine months to twelve months	—	799,994	—	(43,191)
Greater than twelve months	24,809	625,885	(9,547)	(37,384)
Total	$24,809	$2,631,395	$(9,547)	$(119,394)

Available-For-Sale Fixed Maturities with Unrealized Losses by Length of Time

	December 31, 2017
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$292,187	$—	$(3,974)
Greater than three months to six months	—	164,170	—	(2,331)
Greater than six months to nine months	—	24,821	—	(579)
Greater than nine months to twelve months	—	9,350	—	(361)
Greater than twelve months	16,747	328,438	(4,798)	(14,957)
Total	$16,747	$818,966	$(4,798)	$(22,202)

Available-For-Sale Fixed Maturities with Unrealized Losses by Maturity Date

	December 31, 2018		December 31, 2017
	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Due in one year or less	$496	$(4)	$872	$(2)
Due after one year through five years	86,795	(3,286)	25,857	(1,052)
Due after five years through ten years	299,532	(14,667)	107,198	(3,657)
Due after ten years	1,023,832	(79,023)	168,883	(12,562)
	1,410,655	(96,980)	302,810	(17,273)
Mortgage- and asset-backed	1,116,608	(31,961)	505,903	(9,727)
Total	$2,527,263	$(128,941)	$808,713	$(27,000)

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

Our direct exposure to the Alt-A home equity and subprime first-lien sectors is limited to investments in structured securities collateralized by senior tranches of residential mortgage loans. We also have a partnership interest in one fund at December 31, 2018 and December 31, 2017, that owns securities backed by Alt-A home equity, subprime first-lien and adjustable rate mortgage collateral. The fund is reported as securities and indebtedness of related parties in our consolidated balance sheets with a fair value of $2.0 million at December 31, 2018 and $3.0 million at December 31, 2017. We do not own any direct investments in subprime lenders.

Mortgage and Asset-Backed Securities by Collateral Type

	December 31, 2018			December 31, 2017
	Amortized Cost	Carrying Value	Percent of Fixed Maturities	Amortized Cost	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Government agency	$227,545	$232,658	3.3%	$220,385	$230,792	3.2%
Prime	279,856	287,073	4.1	181,397	194,081	2.7
Alt-A	81,668	95,396	1.4	98,100	111,993	1.5
Subprime	143,441	152,907	2.1	139,826	149,469	2.0
Commercial mortgage	873,672	878,566	12.5	674,076	705,307	9.7
Non-mortgage	548,955	546,396	7.8	662,034	663,448	9.1
Total	$2,155,137	$2,192,996	31.2%	$1,975,818	$2,055,090	28.2%

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

Residential Mortgage-Backed Securities by NAIC Designation and Origination Year

	December 31, 2018
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$72,281	$72,921	$69,478	$89,128	$430,982	$430,881	$572,741	$592,930
2	—	—	2,420	2,301	—	—	2,420	2,301
3	—	—	562	553	—	—	562	553
4	354	359	8,048	10,709	—	—	8,402	11,068
6	8	8	—	—	—	—	8	8
Total	$72,643	$73,288	$80,508	$102,691	$430,982	$430,881	$584,133	$606,860

	December 31, 2017
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$88,773	$91,424	$79,358	$101,123	$303,659	$311,883	$471,790	$504,430
2	—	—	876	877	—	—	876	877
3	—	—	1,697	1,634	—	—	1,697	1,634
4	584	592	8,713	8,738	—	—	9,297	9,330
6	11	10	—	—	—	—	11	10
Total	$89,368	$92,026	$90,644	$112,372	$303,659	$311,883	$483,671	$516,281

The commercial mortgage-backed securities (CMBS) are primarily sequential securities. CMBS typically have cash flows that are less subject to refinance risk than residential mortgage-backed securities principally due to prepayment restrictions on many of the underlying commercial mortgage loans.

Commercial Mortgage-Backed Securities by NAIC Designation and Origination Year

	December 31, 2018
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$8,415	$9,029	$113,526	$124,885	$715,899	$708,447	$837,840	$842,361
2	—	—	35,832	36,205	—	—	35,832	36,205
Total (1)	$8,415	$9,029	$149,358	$161,090	$715,899	$708,447	$873,672	$878,566

	December 31, 2017
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$8,878	$9,661	$114,230	$128,907	$515,654	$529,192	$638,762	$667,760
2	—	—	35,314	37,547	—	—	35,314	37,547
Total (1)	$8,878	$9,661	$149,544	$166,454	$515,654	$529,192	$674,076	$705,307

(1)
The CMBS portfolio included government agency-backed securities with a carrying value of $693.3 million at December 31, 2018 and $515.7 million at December 31, 2017. Also included in the CMBS portfolio are military housing bonds totaling $156.7 million at December 31, 2018 and $161.1 million at December 31, 2017. These bonds are used to fund the construction of multi-family homes on United States military bases. The bonds are backed by a first mortgage lien on residential military housing projects.

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

Other Asset-Backed Securities by NAIC Designation and Origination Year

	December 31, 2018
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$9,314	$9,038	$141,728	$154,747	$415,228	$412,078	$566,270	$575,863
2	1,586	1,693	1,890	1,943	121,796	122,300	125,272	125,936
3	—	—	313	303	1,697	1,697	2,010	2,000
4	179	170	—	—	—	—	179	170
5	—	—	—	—	3,601	3,601	3,601	3,601
Total	$11,079	$10,901	$143,931	$156,993	$542,322	$539,676	$697,332	$707,570

Other Asset-Backed Securities by NAIC Designation and Origination Year

	December 31, 2017
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$10,606	$10,367	$151,775	$166,223	$512,548	$513,792	$674,929	$690,382
2	1,745	1,846	2,612	2,557	97,549	98,811	101,906	103,214
3	—	—	—	—	26,586	26,444	26,586	26,444
4	189	178	—	—	—	—	189	178
5	—	—	—	—	6,400	6,400	6,400	6,400
6	—	—	8,061	6,884	—	—	8,061	6,884
Total	$12,540	$12,391	$162,448	$175,664	$643,083	$645,447	$818,071	$833,502

State and Political Subdivision Securities

State and political subdivision securities totaled $1,539.6 million, or 21.9% of total fixed maturities at December 31, 2018, and $1,523.7 million, or 20.9% of total fixed maturities at December 31, 2017, and include investments in general obligation, revenue and municipal housing bonds. Our investment strategy is to utilize municipal bonds in addition to corporate bonds, as we believe they provide additional diversification and have historically low default rates compared with similarly rated corporate bonds. We evaluate the credit strength of the underlying issues on both a quantitative and qualitative basis, excluding insurance, prior to acquisition. The majority of the municipal bonds we hold are investment grade credits without consideration of insurance. Our municipal bonds are well diversified by type and geography with the top exposure being water and sewer revenue bonds. We do not hold any Puerto Rico-related bonds. Exposure to the state of Illinois and municipalities within the state accounted for 1.5% of our total fixed maturities at December 31, 2018. As of December 31, 2018, our Illinois-related portfolio holdings were rated investment grade, and were trading at 107.7% of amortized cost. Our municipal bond exposure had an average rating of Aa2/AA and our holdings were trading at 106.2% of amortized cost at December 31, 2018.

Equity Securities

Equity securities totaled $92.9 million at December 31, 2018 and $104.1 million at December 31, 2017. Due to the adoption of new accounting guidance during 2018, changes in fair value are recognized in net income rather than other comprehensive income. See Note 1 to our consolidated financial statements included in Item 8 for further information regarding the impact of the new guidance on the reporting of equity securities. At December 31, 2017, gross unrealized gains totaled $7.7 million and gross unrealized losses totaled $0.3 million on these securities. The unrealized losses were attributable to non-redeemable perpetual preferred securities from issuers in the financial sector.

Mortgage Loans

Mortgage loans totaled $1,039.8 million at December 31, 2018 and $971.8 million at December 31, 2017. Our mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. The total number of commercial mortgage loans outstanding was 208 at December 31, 2018 and 190 at December 31, 2017. In 2018, new loans ranged from $1.4 million to $10.5 million in size, with an average loan size of $5.0 million, an average loan term of 15 years and an average net yield of 4.72%. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. The majority of our mortgage loans amortize principal, with 1.3% that are interest-only loans at December 31, 2018. At December 31, 2018, the average loan-to-value of the current outstanding principal balance using the most recent appraised value was 53.2% and the weighted average debt service coverage ratio was 1.6 based on the results of our 2017 annual study. See Note 2 to our consolidated financial statements included in Item 8 for further discussion regarding our mortgage loans.

Other Assets and Liabilities

Assets held in separate accounts and the related liabilities decreased 13.9% to $561.3 million primarily due to market performance on the underlying investment portfolio. Other assets decreased 8.0% to $163.5 million primarily due to amortization of LIHTC investments. Cash and cash equivalents decreased 63.9% to $19.0 million primarily due to normal fluctuations in timing of payments made and received. Deferred acquisition costs increased 38.4% to $418.8 million at December 31, 2018, primarily due the impact of the change in net unrealized appreciation on fixed maturity securities during the period.

Future policy benefits increased 2.2% to $7,205.5 million at December 31, 2018 primarily due to an increase in the volume of annuity and life insurance business in force. Other liabilities decreased 15.8% to $93.5 million primarily due to a decrease in our liabilities for unsettled security trades. Deferred income taxes decreased 42.2% to $75.4 million at December 31, 2018, primarily due to the tax-related impact of the change in unrealized appreciation on investments.

Stockholders’ Equity

As discussed in Note 7 to our consolidated financial statements included in Item 8, stockholders’ equity was impacted by capital deployment actions during 2018. We paid a special cash dividend of $1.50 per share on common stock and increased our regular quarterly common stock dividend by 4.5% to $0.46 per share.

Our stockholders’ equity decreased 14.0% to $1,184.1 million at December 31, 2018, compared to $1,377.1 million at December 31, 2017, primarily due the change in net unrealized appreciation on investments and dividends paid during the period, partially offset by net income.

At December 31, 2018, FBL’s common stockholders’ equity was $1,181.1 million, or $47.78 per share, compared to $1,374.1 million, or $55.12 per share at December 31, 2017. Included in stockholders’ equity per common share is $3.69 at December 31, 2018 and $11.44 at December 31, 2017 attributable to accumulated other comprehensive income.

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

A majority of our insurance liabilities are backed by fixed maturity securities and mortgage loans. The weighted average life of the fixed maturity and mortgage loan portfolio, based on fair values, was approximately 11.1 years at December 31, 2018 and 10.9 years at December 31, 2017. Accordingly, the earned rate on the portfolio lags behind changes in market yields. The extent that the portfolio yield lags behind changes in market yields generally depends upon the following factors:

•	The average life of the portfolio.

•	The amount and speed at which market interest rates rise or fall.

•
The amount by which bond calls, mortgage loan prepayments and paydowns on mortgage- and asset-backed securities accelerate during periods of declining interest rates or decelerate during periods of increasing interest rates.

Expected Cash Flows from Investments

	Amortized Cost December 31, 2018	2019	2020	2021	2022	2023	2024 and Thereafter
	(Dollars in thousands)
Fixed maturity securities	$6,856,277	$423,553	$262,792	$333,773	$288,718	$307,965	$5,239,476
Mortgage loans	1,039,829	81,845	77,748	54,601	70,360	88,464	666,811
Total	$7,896,106	$505,398	$340,540	$388,374	$359,078	$396,429	$5,906,287

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

A prolonged period of low interest rates may result in increased downward pressure on average earned yields for the investment portfolios supporting our annuity and universal life business as higher-yielding fixed maturity securities and mortgages are sold, mature or are prepaid and replaced with lower-yielding investments. In addition, a flat yield curve reduces the benefit of taking incremental interest rate risk in the investment portfolio while also creating additional competition in the marketplace from certificates of deposit and short-term U.S. government securities. Lower investment income may cause us to lower crediting rates on our spread-based annuity and life insurance products, which in turn may reduce their attractiveness to potential customers. Failure to lower crediting rates as portfolio investment yields decline, either by choice, to ensure our spread-based insurance products are competitive within the market place or for contractual reasons in the case of products earning guaranteed rates, will result in lower earnings.

Interest Crediting Rates Compared to Guarantees
	Liabilities at December 31, 2018	Percent Above Minimum Guarantee
	(Dollars in thousands)
Discretionary rate setting products with minimum guarantees:
Fixed rate annuities	$2,776,657	28.5%
Indexed annuities	629,340	98.8
Universal life insurance	866,571	8.8
Variable annuities and variable universal life insurance	362,554	—
Total discretionary products	4,635,122
Non-discretionary products	768,003
Total interest sensitive product liabilities	$5,403,125

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

Surrender and Discretionary Withdrawal Characteristics of Interest Sensitive Products and Supplementary Contracts Without Life Contingencies
Liabilities at December 31, 2018
(Dollars in thousands)
Surrender charge rate:
Greater than or equal to 5%	$1,034,844
Less than 5%, but still subject to surrender charge	814,114
Not subject to surrender charge	3,387,690
Not subject to surrender or discretionary withdrawal	470,104
Total	$5,706,752

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

Our exposure to interest rate risk stems largely from our annuity products as the cash flows of these products can vary significantly with changes in interest rates. We have holdings in fixed maturity and mortgage loan portfolios to offset the interest rate risk of our annuity products. We actively manage the projected cash flows and duration of these assets and liabilities by minimizing the difference between the two. While it can be difficult to maintain asset and liability durations that are perfectly matched in a dynamic environment, we have identified various strategies that can be implemented if duration mismatches exceed acceptable tolerances. The effective duration of the fixed maturity and mortgage loan portfolios backing our annuity products was 6.4 years at December 31, 2018 and 6.0 years at December 31, 2017. The effective duration of our annuity liabilities was approximately 6.7 years at December 31, 2018 and 7.0 years at December 31, 2017.

If interest rates had increased 10% from levels at December 31, 2018 and 2017, the fair value of our fixed maturity securities and short-term investments would have decreased approximately $150.6 million at December 31, 2018 and $136.0 million at December 31, 2017. These hypothetical changes in value do not take into account any offsetting change in the value of insurance liabilities for investment contracts since we estimate such value to be the cash surrender value for a portion of the underlying contracts. If interest rates had decreased 10% from levels at December 31, 2018 and 2017, the fair value of our debt would increase $2.6 million at December 31, 2018 and $3.1 million at December 31, 2017.

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

Equity Risk

Equity price risk is limited due to the relatively small equity portfolio held at December 31, 2018. However, we are exposed to equity price risk in the following ways:

•	Changes in the fair value of our equity securities directly impact our profitability.

•
We earn mortality and expense fee income based on the value of our separate accounts at annual rates ranging from 0% to 1.45% for 2018, 2017 and 2016. As a result, revenues from these sources fluctuate with changes in the fair value of the equity, fixed maturity and other securities held by the separate accounts.

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

Liquidity and Capital Resources

Cash Flows

During 2018, our operating activities generated cash flows totaling $239.2 million, consisting of net income of $93.8 million adjusted for non-cash operating revenues and expenses netting to $145.4 million. We used cash of $211.9 million in our investing activities during 2018. The primary uses were $935.7 million of investment acquisitions, mostly in fixed maturity securities, partially offset by $735.0 million in sales, maturities and repayments of investments. Our financing activities used cash of $60.9 million during 2018. The primary financing source was $668.5 million in receipts from interest sensitive products credited to policyholder account balances, which was partially offset by $631.2 million for return of policyholder account balances on interest sensitive products and $83.1 million for dividends paid to stockholders.

Sources and Uses of Capital Resources

Parent company cash inflows from operations consist primarily of fees that it charges various subsidiaries and affiliates for management of their operations, expense reimbursements and tax settlements from subsidiaries and affiliates, proceeds from the exercise of employee stock options, investment income and dividends from subsidiaries, if declared and paid. Revenue sources for the parent company during 2018 included management fees from subsidiaries and affiliates totaling $8.5 million and dividends of $92.0 million. Cash outflows are principally for salaries, taxes and other expenses related to providing management services, dividends on outstanding stock, stock repurchases and interest on our parent company debt.

We paid regular cash dividends on our common and preferred stock totaling $45.8 million in 2018, $44.0 million in 2017 and $41.9 million in 2016. In addition, we paid a special $1.50 per common share cash dividend in March 2018 and March 2017 totaling $37.3 million and $37.4 million, respectively, and a special $2.00 per common share cash dividend in March 2016 totaling $49.7 million. It is anticipated that quarterly cash dividend requirements for 2019 will be $0.0075 per Series B redeemable preferred share and $0.48 per common share. In addition, we expect to pay a special dividend of $1.50 per common share in the first quarter of 2019. The level of common stock dividends are analyzed quarterly and are dependent upon our capital and liquidity positions. In addition, alternative uses of excess capital may impact future dividend levels. Assuming these quarterly dividend rates and special dividend, the common and preferred dividends would total approximately $84.5 million in 2019. The parent company expects to have sufficient resources and cash flows to meet its interest and dividend payments throughout 2019. The parent company had available cash and investments totaling $48.6 million at December 31, 2018. The parent company expects to rely on available cash resources, dividends from Farm Bureau Life and management fee income to make dividend payments to its stockholders, interest payments on its debt and to fund any capital initiatives such as stock repurchases. In addition, our parent company and Farm Bureau Life have entered into a reciprocal line of credit arrangement, which provides additional liquidity for either entity up to $20.0 million. As of December 31, 2018, we had no other material commitments for capital expenditures.

As discussed in Note 7 to our consolidated financial statements included in Item 8, we have periodically taken advantage of opportunities to repurchase our outstanding Class A common stock through Class A common stock repurchase programs approved by our Board of Directors. There was $40.9 million remaining for repurchases at December 31, 2018, under the current $50 million Class A common stock repurchase program. Completion of this program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice. We repurchased 232,837 shares of Class A common stock for $15.9 million in 2018, 3,511 shares of Class A common stock for $0.2 million in 2017 and 10,322 shares of stock Class A common stock for $0.6 million in 2016.

Interest payments on our debt totaled $4.9 million in 2018, 2017 and 2016. Interest payments on our debt outstanding at December 31, 2018 are estimated to be $4.9 million in 2019.

Farm Bureau Life’s cash inflows primarily consist of premiums, deposits to policyholder account balances, income from investments, sales, maturities and calls of investments; and repayments of investment principal. Farm Bureau Life’s cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases and payment of policy acquisition costs, policyholder benefits, income taxes, current operating expenses and dividends. Life insurance companies generally produce a positive cash flow that may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. Continuing operations and financing activities from Farm Bureau Life relating to interest sensitive products provided funds totaling $268.9 million in 2018, $325.2 million in 2017 and $490.9 million in 2016.

Farm Bureau Life’s ability to pay dividends to the parent company is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. At December 31, 2018, Farm Bureau Life’s statutory unassigned surplus was $503.7 million. There are certain additional limits on the amount of dividends that may be paid within a year without approval of the Insurance Division, Department of Commerce of the State of Iowa (the Iowa Insurance Division) as discussed in Note 7 to our consolidated financial statements included in Item 8. During 2019, the maximum amount legally available for distribution to the parent company without further regulatory approval is $100.8 million. Timing of such dividends during the year is limited based on the timing of dividends paid within the preceding 12 months.

We manage the amount of capital held by our insurance subsidiaries to ensure they meet regulatory requirements. State laws specify regulatory actions if an insurer’s risk-based capital (RBC) ratio, a measure of solvency, falls below certain levels. The NAIC has a standard formula for annually assessing RBC based on the various risk factors related to an insurance company’s capital and surplus, including insurance, business, asset and interest rate risks. The insurance regulators monitor the level of RBC against a statutory “authorized control level” RBC at which point regulators have the option to assume control of the insurance company. The company action level RBC is 200% of the authorized control level and is the first point at which any action would be triggered. As of December 31, 2018, Farm Bureau Life’s statutory total adjusted capital was $704.5 million, resulting in a RBC ratio of 552%, based on company action level capital of $127.6 million.

On a consolidated basis, we anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally-generated funds. However, there can be no assurance that future experience regarding benefits and surrenders will be similar to historic experience since benefits and surrender levels are influenced by such factors as the interest rate environment, our financial strength ratings, the economy and other factors that impact policyholder behavior. Farm Bureau Life is a member of the FHLB, which provides a source for additional liquidity if needed. This membership allows us to utilize fixed or floating rate advances offered by the FHLB and secured by qualifying collateral. Our total capacity to utilize such advances is impacted by multiple factors including the market value of eligible collateral, our level of statutory admitted assets and excess reserves and our willingness or capacity to hold activity-based FHLB common stock.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2018 or 2017.

Contractual Obligations

In the normal course of business, we enter into insurance contracts, financing transactions, lease agreements or other commitments that are necessary or beneficial to our operations. These commitments may obligate us to certain cash flows during future periods. The following table summarizes such obligations as of December 31, 2018:

Contractual Obligations as of December 31, 2018

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
	(Dollars in thousands)
Insurance liabilities (1)	$16,612,511	$1,274,005	$1,663,499	$1,386,295	$12,288,712
Subordinated note payable to Capital Trust, including interest payments (2)	235,225	4,850	9,700	9,700	210,975
Home office operating leases	6,601	2,200	4,401	—	—
Purchase obligations:
Commitments to purchase or fund investments	47,639	11,359	13,960	9,405	12,915
Commercial mortgage loan commitments	5,650	5,650	—	—	—
Other purchase obligations (3)	71,665	51,702	19,813	150	—
Other long-term liabilities (4)	28,729	9,335	5,093	3,847	10,454
Total	$17,008,020	$1,359,101	$1,716,466	$1,409,397	$12,523,056

(1)
Amounts shown in this table are projected payments through the year 2068 that we are contractually obligated to pay to our life insurance and annuity contract holders. The payments are derived from actuarial models that assume a level interest rate scenario and incorporate assumptions regarding mortality and persistency when applicable. These assumptions are based on our historical experience. The total of the contractual obligations relating to insurance contracts noted above differs from the liability balance on our consolidated balance sheet as follows:

Contractual obligations compared to balance sheet carrying value

	Contractual Obligations	Balance Sheet Carrying Value	Difference
	(Dollars in thousands)
(a) Reserves based on account values, including separate accounts	$10,282,399	$5,819,519	$4,462,880
(b) Supplementary contracts involving life contingencies	204,860	144,887	59,973
(c) Traditional life insurance and accident and health products	5,522,085	1,802,346	3,719,739
(b) Supplementary contracts without life contingencies	317,533	303,627	13,906
(d) Other	285,634	285,634	—
Total	$16,612,511	$8,356,013	$8,256,498

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

(b)	Reserves for supplementary contracts and similar instruments are computed as the present value of future cash payments while the table above includes cash payments without the impact of discounting.

(c)	Traditional life reserves are computed as the present value of future benefits less the present value of future premiums while the contractual obligations table includes gross benefit payments.

(d)
Other insurance liabilities include dividend accumulations, other deposits and other policy claims included in the “Other policy claims and benefits” and “Advance premiums and other deposits” lines on our consolidated balance sheet.

(2)	Amount shown is net of $3.0 million equity investment in the Capital Trust due to the contractual right of offset upon repayment of the note.

(3)
Primarily related to service and maintenance agreements, a portion of which are incurred in our capacity as manager of our property-casualty affiliates. We receive reimbursement from our property-casualty affiliates for such amounts.

(4)
Includes our estimated future contributions to defined and postretirement benefit plans. Contributions related to the qualified pension plan are included through 2019. No amounts related to the qualified pension plan are included beyond 2019 as the contribution amounts will be re-evaluated based on actual results.

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

The costs related to acquiring new business, including certain costs of issuing policies and other variable selling expenses (principally commissions), defined as deferred acquisition costs, are capitalized and amortized into expense. We also record an asset, value of insurance in force acquired, for the cost assigned to insurance contracts when an insurance company is acquired. For nonparticipating traditional life products, these costs are amortized over the premium paying period of the related policies, in proportion to the ratio of annual premium revenues to total anticipated premium revenues. Such anticipated premium revenues are estimated using the same assumptions used for computing liabilities for future policy benefits and are generally “locked in” at the date the policies are issued. For participating traditional life insurance and interest sensitive products, these costs are amortized generally in proportion to expected gross profits from surrender charges and investment, mortality and expense margins. This amortization is adjusted (also known as “unlocked”) when we revise our estimate of current or future gross profits or margins. For example, deferred acquisition costs are amortized earlier than originally estimated when policy terminations are higher than originally estimated or when investments backing the related policyholder liabilities are sold at a gain prior to their anticipated maturity.

Death and other policyholder benefits reflect exposure to mortality risk and fluctuate from year to year based on the level of claims incurred under insurance retention limits.

Pension assets and liabilities are affected by the estimated fair value of plan assets, estimates of the expected return on plan assets and/or discount rates. Actual changes in the fair value of plan assets and differences between the actual return on plan assets and the expected return on plan assets will affect the amount of pension expense ultimately recognized. The December 31, 2018 pension obligation was computed based on an average 4.24% discount rate, which was based on yields for high-quality corporate bonds with a maturity approximating the duration of our pension liability. The long-term return on plan assets is based on current and projected asset allocations. Declines in comparable bond and equity yields would decrease our net pension asset.

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

At December 31, 2018, our fixed maturity securities classified as available for sale had a fair value of $7,033.0 million, with gross unrealized gains totaling $305.7 million and gross unrealized losses totaling $128.9 million. Due to the large number of fixed maturity securities held, the unique attributes of each security and the complexity of valuation methods, it is not practical to estimate a potential range of fair values for different assumptions and methods that could be used in the valuation process.

Fixed maturities - available for sale
We are required to exercise judgment to determine when a decline in the value of a security is other than temporary. Whether a realized loss needs to be recognized in earnings and the amount of the loss primarily depends on whether (1) a decline in fair value is other than temporary, (2) the extent to which a decline is related to credit versus non-credit related factors, (3) our intent to sell the security and (4) whether or not we could be required to sell prior to recovery. The previous amortized cost is adjusted by the loss reported in earnings to provide a new cost basis for fixed maturity securities.

We evaluate the operating results of the underlying issuer, near-term prospects of the issuer, general market conditions, causes for the decline in value, the length of time there has been a decline in value, other key economic measures and our intent to sell and whether or not we would be required to sell prior to recovery.

At December 31, 2018, we had 709 fixed maturity securities with gross unrealized losses totaling $128.9 million. Included in the gross unrealized losses are losses attributable to both movements in market interest rates as well as temporary credit issues. Details regarding these securities are included in the “Financial Condition - Investments” section above.

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
Amortization of deferred acquisition costs for participating life insurance and interest sensitive products is expected to total approximately $24.5 million for 2019, excluding the impact of new production in 2019.

Based upon a historical analysis of fluctuations in estimated gross profits, we believe it is reasonably likely that a 10% change in estimated gross profits could occur. A 10% increase in estimated gross profits for 2018 would result in $1.9 million of additional amortization expense. Correspondingly, a 10% decrease in estimated gross profits would result in a $1.9 million reduction of amortization expense. The information above is for illustrative purposes only and does not reflect our expectations regarding future changes in estimated gross profits.

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
Other assets/liabilities
The determination of net periodic pension cost and related accrued/prepaid pension expense requires the use of estimates as to the expected return on plan assets, discount rate on plan liabilities and other accrual assumptions. Pension expense for 2018 totaled $11.6 million.

To determine our net periodic pension costs for 2018, we assumed an expected long-term rate of return on plan assets of 6.50% and a discount rate of 3.72%. Details regarding the method used to determine the discount rate are summarized in Note 8 to our consolidated financial statements included in Item 8.

The long-term rate of return may fluctuate over time based on asset mix and if investment returns over a long period of time significantly differ from historical returns. The discount rate changes annually as it is based on current yields for high-quality corporate bonds with a maturity approximating the duration of our pension obligations. As fluctuations in the expected long-term rate of return and discount rate have been historically moderate and we have no current plans to change our investment strategy significantly, we believe a change of up to 100 basis points is reasonably likely. A 100 basis point decrease in the expected return on assets would result in a $1.0 million increase in pension expense and a 100 basis point increase would result in a $1.0 million decrease to pension expense. A 100 basis point decrease in the assumed discount rate would result in a $2.3 million increase in pension expense while a 100 basis point increase would result in a $2.1 million decrease to pension expense. The information above is for illustrative purposes only and does not reflect our expectations regarding future changes in the long-term rate of return or discount rates.

Deferred income taxes
The amount of deferred tax assets we hold is dependent on our estimate of the future deductibility of certain items. A valuation allowance against deferred income tax assets is established if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. No valuation allowance was recorded on deferred tax assets at December 31, 2018.

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

At December 31, 2018, we held gross deferred tax assets totaling $34.4 million, primarily related to future policy benefits, employee benefits and loss carryforwards. Utilization of these deferred tax assets is dependent on our future earnings. No valuation allowance has been established for these deferred tax assets, as we believe future earnings will be sufficient to ensure their utilization. If future earnings are no longer expected to be sufficient, a valuation allowance will need to be established. Given the number of variables that impact the level of future earnings, it is not practicable to estimate a range of possible outcomes to the valuation of the deferred tax assets. Future changes in tax rates and other tax laws may also impact the utilization of deferred tax assets.

Recent Accounting Changes

During 2018, we voluntarily changed our accounting policy for LIHTC investments from the equity method to the proportional amortization method. Other accounting pronouncements adopted during the year did not have a material impact on our consolidated financial statements. See Note 1 to our consolidated financial statements included in Item 8 for a discussion of recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risks of Financial Instruments,” for our quantitative and qualitative disclosures about market risk.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a - 15(f). Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

We engage Ernst & Young LLP as the independent registered public accounting firm to audit our financial statements and internal control over financial reporting and express their opinion thereon. A copy of Ernst & Young LLP’s audit opinions follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
FBL Financial Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited FBL Financial Group, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, FBL Financial Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of FBL Financial Group, Inc. as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules listed in the Index at Item 15(a) and our report dated February 27, 2019 expressed an unqualified opinion thereon.

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
February 27, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
FBL Financial Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FBL Financial Group, Inc (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2019 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-01

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for equity securities, other than those equity securities that are consolidated or accounted for under the equity method, to measure equity securities at fair value with changes in fair value recognized in the consolidated statement of operations in the period ended December 31, 2018 due to the adoption of ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has elected to change its method of accounting for low income housing tax credit (LIHTC) investments from the equity method to the proportional amortization method in each of the three years in the period ended December 31, 2018.

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

Des Moines, Iowa
February 27, 2019

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2018	2017
Assets
Investments:
Fixed maturities - available for sale, at fair value (amortized cost: 2018 - $6,856,277; 2017 - $6,757,250)	$7,033,045	$7,291,967
Equity securities at fair value (cost: 2018 - $93,564; 2017 - $96,715)	92,857	104,145
Mortgage loans	1,039,829	971,812
Real estate	1,543	1,543
Policy loans	197,366	191,398
Short-term investments	15,713	17,007
Other investments	33,765	42,371
Total investments	8,414,118	8,620,243

Cash and cash equivalents	19,035	52,696
Securities and indebtedness of related parties	60,962	47,823
Accrued investment income	74,524	76,468
Amounts receivable from affiliates	3,812	3,561
Reinsurance recoverable	102,386	108,948
Deferred acquisition costs	418,802	302,611
Value of insurance in force acquired	10,385	4,560
Current income taxes recoverable	4,807	6,764
Other assets	163,518	177,764
Assets held in separate accounts	561,281	651,963

Total assets	$9,833,630	$10,053,401

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

	December 31,
	2018	2017
Liabilities and stockholders’ equity
Liabilities:
Future policy benefits:
Interest sensitive products	$5,403,125	$5,299,961
Traditional life insurance and accident and health products	1,802,346	1,750,504
Other policy claims and benefits	51,298	44,475
Supplementary contracts without life contingencies	303,627	322,630
Advance premiums and other deposits	260,252	267,023
Amounts payable to affiliates	1,461	1,164
Long-term debt payable to non-affiliates	97,000	97,000
Deferred income taxes	75,449	130,425
Other liabilities	93,532	111,131
Liabilities related to separate accounts	561,281	651,963
Total liabilities	8,649,371	8,676,276

Stockholders’ equity:
FBL Financial Group, Inc. stockholders’ equity
Preferred stock, without par value, at liquidation value - authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 24,707,402 shares in 2018 and 24,919,113 shares in 2017	152,652	153,589
Class B common stock, without par value - authorized 1,500,000 shares, issued and outstanding 11,413 shares in 2018 and 2017	72	72
Accumulated other comprehensive income	91,318	284,983
Retained earnings	937,097	935,423
Total FBL Financial Group, Inc. stockholders’ equity	1,184,139	1,377,067
Noncontrolling interest	120	58
Total stockholders’ equity	1,184,259	1,377,125
Total liabilities and stockholders’ equity	$9,833,630	$10,053,401

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Year ended December 31,
	2018	2017	2016
Revenues:
Interest sensitive product charges	$122,789	$112,936	$111,928
Traditional life insurance premiums	198,312	195,330	196,914
Net investment income	394,618	415,199	404,170
Net realized capital gains (losses) on sales of investments	(7,276)	599	3,106

Total other-than-temporary impairment losses	(5,072)	(1,553)	(7,320)
Non-credit portion in other comprehensive income/loss	74	—	2,451
Net impairment losses recognized in earnings	(4,998)	(1,553)	(4,869)
Other income	16,181	15,400	15,165
Total revenues	719,626	737,911	726,414

Benefits and expenses:
Interest sensitive product benefits	253,753	251,878	238,586
Traditional life insurance benefits	175,209	173,023	177,682
Policyholder dividends	10,130	10,140	10,574
Underwriting, acquisition and insurance expenses	152,055	134,878	135,967
Interest expense	4,851	4,850	4,850
Other expenses	22,595	18,382	16,966
Total benefits and expenses	618,593	593,151	584,625
	101,033	144,760	141,789
Income tax benefit (expense)	(11,650)	39,983	(41,220)
Equity income, net of related income taxes	4,439	2,590	2,269
Net income	93,822	187,333	102,838
Net loss (income) attributable to noncontrolling interest	(29)	(28)	4
Net income attributable to FBL Financial Group, Inc.	$93,793	$187,305	$102,842

Earnings per common share	$3.76	$7.47	$4.11
Earnings per common share - assuming dilution	$3.75	$7.47	$4.10

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Year ended December 31,
	2018	2017	2016
Net income	$93,822	$187,333	$102,838
Other comprehensive income (loss) (1)
Change in net unrealized investment gains/losses	(190,114)	88,685	38,077
Non-credit impairment losses	(58)	—	(1,476)
Change in underfunded status of postretirement benefit plans	1,987	(1,483)	(1,578)
Total other comprehensive income (loss), net of tax	(188,185)	87,202	35,023
Total comprehensive income (loss), net of tax	(94,363)	274,535	137,861
Comprehensive loss (income) attributable to noncontrolling interest	(29)	(28)	4
Total comprehensive income (loss) applicable to FBL Financial Group, Inc.	$(94,392)	$274,507	$137,865

(1)
Other comprehensive income (loss) is recorded net of deferred income taxes and other adjustments for assumed changes in deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	FBL Financial Group, Inc. Stockholders’ Equity
	Series B Preferred Stock	Class A and Class B Common Stock	Accumulated Other Comprehensive Income	Retained Earnings	Non- controlling Interest	Total Stockholders’ Equity
Balance at January 1, 2016	$3,000	$149,320	$114,532	$867,574	$48	$1,134,474
Cumulative effect of accounting change for low income housing tax credit investments	—	—	—	(322)	—	(322)
Net income (loss)	—	—	—	102,842	(4)	102,838
Other comprehensive income	—	—	35,023	—	—	35,023
Issuance of common stock under compensation plans	—	3,718	—	—	—	3,718
Purchase of common stock	—	(63)	—	(523)	—	(586)
Dividends on preferred stock	—	—	—	(150)	—	(150)
Dividends on common stock	—	—	—	(91,452)	—	(91,452)
Receipts related to noncontrolling interest	—	—	—	—	12	12
Balance at December 31, 2016	3,000	152,975	149,555	877,969	56	1,183,555
Net income	—	—	—	187,305	28	187,333
Other comprehensive income	—	—	87,202	—	—	87,202
Reclassification related to the Tax Act	—	—	48,226	(48,226)	—	—
Issuance of common stock under compensation plans	—	708	—	—	—	708
Purchase of common stock	—	(22)	—	(224)	—	(246)
Dividends on preferred stock	—	—	—	(150)	—	(150)
Dividends on common stock	—	—	—	(81,251)	—	(81,251)
Disbursements related to noncontrolling interest	—	—	—	—	(26)	(26)
Balance at December 31, 2017	3,000	153,661	284,983	935,423	58	1,377,125
Cumulative effect of change in accounting principle related to net unrealized gains on equity securities	—	—	(5,480)	5,480	—	—
Net income	—	—	—	93,793	29	93,822
Other comprehensive loss	—	—	(188,185)	—	—	(188,185)
Issuance of common stock under compensation plans	—	499	—	—	—	499
Purchase of common stock	—	(1,436)	—	(14,471)	—	(15,907)
Dividends on preferred stock	—	—	—	(150)	—	(150)
Dividends on common stock	—	—	—	(82,978)	—	(82,978)
Receipts related to noncontrolling interest	—	—	—	—	33	33
Balance at December 31, 2018	$3,000	$152,724	$91,318	$937,097	$120	$1,184,259
See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended December 31,
	2018	2017	2016
Operating activities
Net income	$93,822	$187,333	$102,838
Adjustments to reconcile net income to net cash provided by operating activities:
Interest credited to account balances	164,623	163,111	153,856
Charges for mortality, surrenders and administration	(120,944)	(112,682)	(111,792)
Net realized losses on investments	12,274	3,387	1,763
Change in fair value of derivatives	7,162	(8,007)	(828)
Increase in liabilities for life insurance and other future policy benefits	77,786	87,489	91,080
Deferral of acquisition costs	(47,771)	(44,409)	(42,553)
Amortization of deferred acquisition costs and value of insurance in force	36,371	25,016	30,898
Change in reinsurance recoverable	4,081	(5,097)	(1,392)
Provision for deferred income taxes	(4,952)	(73,094)	9,409
Other	16,725	16,587	1,883
Net cash provided by operating activities	239,177	239,634	235,162

Investing activities
Sales, maturities or repayments:
Fixed maturities - available for sale	590,106	619,627	539,657
Equity securities	7,039	9,880	5,532
Mortgage loans	69,208	62,285	81,425
Derivative instruments	16,754	13,220	2,987
Policy loans	36,720	36,330	35,458
Securities and indebtedness of related parties	8,359	8,999	10,079
Other investments	6,831	164	171
Real estate	—	717	—
Acquisitions:
Fixed maturities - available for sale	(705,250)	(690,013)	(829,184)
Equity securities	(4,447)	(2,692)	(11,057)
Mortgage loans	(139,836)	(217,409)	(160,005)
Derivative instruments	(14,425)	(9,311)	(6,847)
Policy loans	(42,688)	(39,474)	(37,928)
Securities and indebtedness of related parties	(21,146)	(13,555)	(13,288)
Other investments	(7,891)	—	—
Short-term investments, net change	1,294	(659)	11,903
Purchases and disposals of property and equipment, net	(12,520)	(11,427)	(11,787)
Net cash used in investing activities	(211,892)	(233,318)	(382,884)

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Year ended December 31,
	2018	2017	2016
Financing activities
Contract holder account deposits	$668,482	$534,449	$600,383
Contract holder account withdrawals	(631,181)	(440,581)	(344,664)
Dividends paid	(83,128)	(81,401)	(91,602)
Proceeds from the issuance of short-term debt	27,000	—	—
Repayments of short-term debt	(27,000)	—	(15,000)
Issuance (repurchase) of common stock, net	(15,152)	356	1,840
Other financing activities	33	(26)	858
Net cash provided by (used in) financing activities	(60,946)	12,797	151,815
Increase (decrease) in cash and cash equivalents	(33,661)	19,113	4,093
Cash and cash equivalents at beginning of year	52,696	33,583	29,490
Cash and cash equivalents at end of year	$19,035	$52,696	$33,583

Supplemental disclosures of cash flow information
Cash (paid) during the year for:
Interest	$(4,868)	$(4,850)	$(4,854)
Income taxes	(3,005)	(16,347)	(20,894)

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

Voluntary Accounting Policy Change

During 2018, we voluntarily changed our accounting policy for low income housing tax credit (LIHTC) investments from the equity method to the proportional amortization method. We believe the proportional amortization method is preferable because it better reflects the economics of an investment that is made for the primary purpose of receiving tax credits and other tax benefits and is consistent with the accounting method used by most life insurance companies who have disclosed their accounting policies for LIHTC investments. In addition to a change in the timing of the recognition of income or loss on LIHTC investments, there are also differences in how these investments are reported within our consolidated financial statements. The unamortized cost of the LIHTC investments is now reflected in the "Other asset" line instead of the "Securities and indebtedness of related parties" line on the consolidated balance sheets and income/expense from LIHTC investments is now reflected in the "Income taxes" line instead of the "Equity income" line on the consolidated statements of operations.

As a result of this accounting policy change, the opening balance as of January 1, 2016 of retained earnings was reduced by $0.3 million, as shown on the consolidated statements of changes in stockholders’ equity. In addition, the following presents the effect of the change on financial statement line items for prior periods that were retrospectively adjusted:

Consolidated Balance Sheet Impact
	December 31, 2017
	As Originally Reported	As Adjusted	Effect of Change
	(Dollars in thousands)
Assets
Securities and indebtedness of related parties	$130,240	$47,823	$(82,417)
Current income taxes recoverable	3,269	6,764	3,495
Other assets	112,054	177,764	65,710
Total assets			$(13,212)

Liabilities and stockholders’ equity
Deferred income taxes	131,912	130,425	$(1,487)
Retained earnings	947,148	935,423	(11,725)
Total liabilities and stockholders’ equity			$(13,212)

Consolidated Statements of Operations Impact
	Year ended December 31, 2017			Year ended December 31, 2016
	As Originally Reported	As Adjusted	Effect of Change	As Originally Reported	As Adjusted	Effect of Change
	(Dollars in thousands)
Revenues:
Net impairment loss recognized in earnings	$(3,986)	$(1,553)	$2,433	$(4,869)	$(4,869)	$—

Income taxes	40,729	39,983	(746)	(46,010)	(41,220)	4,790
Equity income (loss), net of related income taxes	11,299	2,590	(8,709)	11,440	2,269	(9,171)
Net income (loss) attributable to FBL Financial Group, Inc.			$(7,022)			$(4,381)

Earnings (loss) per common share - basic and assuming dilution			$(0.28)			$(0.18)

Net income would have been $0.8 million lower ($0.03 per basic and diluted share) for the year ended December 31, 2018 if the company had continued to record LIHTC investments using the equity method.

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
January 1, 2017
The guidance was adopted prospectively. Application of this guidance resulted in a federal income tax benefit of $0.2 million ($0.01 per basic and diluted common share) for the year ended December 31, 2018 and $0.6 million ($0.02 per basic and diluted common share) for the year ended December 31, 2017. Prior periods were not restated.

Stockholders’ Equity
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
October 1, 2017
The new guidance was effective for 2018, with early adoption permitted for public companies during periods for which financial statements have not been issued. We adopted the new guidance in 2017, and have reported the reclassification in our Consolidated Statement of Stockholders’ Equity. The adjustment does not impact earnings, but rather is a reclassification of amounts between stockholders’ equity accounts.

Description	Date of adoption	Effect on our consolidated financial statements or other significant matters
Standards adopted continued:
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
January 1, 2018
Upon adoption, we reclassified $5.5 million of net unrealized investment gains, net of adjustments to deferred acquisition costs, interest sensitive policy reserves and income taxes, on our equity securities from AOCI to retained earnings as a cumulative effect adjustment. Application of this guidance resulted in a decrease to net income of $6.2 million ($0.25 per basic and diluted earnings per share) for the year ended December 31, 2018. Prior periods were not restated.

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
January 1, 2019
Our most significant lease is for our home office building. Our other leases are primarily shorter term in nature, relating to additional office space and equipment. We anticipate adoption of this standard will result in an increase to both other assets and other liabilities. We will apply this standard prospectively, recognizing a cumulative effect adjustment, which we expect to be immaterial. Additionally, we do not expect there to be a significant difference in our pattern of lease expense recognition under this guidance.

Description	Date of adoption	Effect on our consolidated financial statements or other significant matters
Standards not yet adopted - continued:
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
January 1, 2020
We are currently evaluating the impact of this new guidance on our consolidated financial statements. We believe the most significant impact upon adoption will be the establishment of an additional valuation allowance for our mortgage loan investments. We will apply this guidance using a modified retrospective approach by recording a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption.

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

Reclassifications

In addition to reclassifications related to LIHTC investments discussed above, in 2018 we began reporting our holdings of Federal Home Loan Bank of Des Moines (FHLB) common stock, which we are required to hold as a member of the FHLB system, as other investments rather than equity securities as the stock is restricted in nature. The 2017 consolidated financial statements have been reclassified to conform to the current financial statement presentation.

Investments

Fixed Maturities and Equity Securities

Fixed maturities are comprised of bonds and redeemable preferred stock and are designated as “available for sale.” Available-for-sale securities, with the exception of interest-only bonds, are reported at fair value and unrealized gains and losses on these securities are included directly in stockholders’ equity as a component of AOCI. The unrealized gains and losses, included in AOCI, are reduced by a provision for deferred income taxes and adjustments to deferred acquisition costs, value of insurance in force acquired, unearned revenue reserves and policyholder liabilities that would have been required as a charge or credit to income had such amounts been realized. Interest-only bonds are considered to have an embedded derivative feature. Accordingly, unrealized gains and losses relating to these securities are recorded as a component of net investment income in the consolidated statements of operations.

Premiums and discounts for all fixed maturity securities are amortized/accreted into investment income over the life of the security using the effective interest method. Amortization/accrual of premiums and discounts on mortgage- and asset-backed securities incorporates prepayment assumptions to estimate the securities’ expected lives. Subsequent revisions in assumptions are recorded using the retrospective or prospective method. Under the retrospective method used for mortgage-backed and asset-backed securities of high credit quality (ratings equal to or greater than “AA” or an equivalent rating by a nationally recognized rating agency at the time of acquisition or that are backed by a U.S. agency), amortized cost of the security is adjusted to the amount that would have existed had the revised assumptions been in place at the date of acquisition. The adjustments to amortized cost are recorded as a charge or credit to net investment income. Under the prospective method, which is used for all other mortgage-backed and asset-backed securities, future cash flows are estimated and interest income is recognized going forward using the new internal rate of return.

Beginning in 2018, equity securities, comprised of mutual funds and common and non-redeemable preferred stocks are reported at fair value with unrealized gains and losses included in the statement of operations. Prior to 2018, these securities were designated as “available for sale” and reported at fair value with the change in unrealized gains and losses included in AOCI. See the preceding table regarding new accounting pronouncements for further discussion of the accounting change.

Mortgage Loans

Mortgage loans are reported at cost adjusted for amortization of premiums, accrual of discounts and net of allowance for loan losses. If we determine that the value of any mortgage loan is impaired (i.e., when it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to its estimated value, which is based upon the present value of expected future cash flows from the loan, the estimated market price of the loan, or the fair value of the underlying collateral less estimated costs to sell. Mortgage loans are placed on non-accrual status if we have concerns regarding the collectability of future payments. Interest income on non-performing loans is generally recognized on a cash basis. Once mortgage loans are classified as nonaccrual loans, the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan has been restructured such that the collection of interest is considered likely.

Real Estate

Our real estate is held for investment and consists of land reported at cost, net of allowance for losses. The carrying value of these assets is subject to regular review. For properties held for investment, if indicators of impairment are present and a property’s expected undiscounted cash flows are not sufficient to recover the property’s carrying value, an impairment loss is recognized and the property’s cost basis is reduced to fair value. No properties were held for investment with impairment charges as of December 31, 2018 or 2017.

Other Investments

Policy loans are reported at unpaid principal balance. Short-term investments, which include investments with remaining maturities of one year or less, but greater than three months at the time of acquisition, are reported at cost adjusted for amortization of premiums and accrual of discounts. Other investments include common stock issued by the FHLB carried at the current redemption value; call options carried at fair value; a promissory note acquired in a sale of a partnership interest carried at the remaining basis of the partnership; and our ownership interest in aircraft acquired in a troubled debt restructuring carried at cost less accumulated depreciation.

We have embedded derivatives associated with modified coinsurance contracts, which are included within reinsurance recoverable. These instruments are carried at fair value with changes reflected in net investment income. See Note 2 for more information regarding our derivative instruments.

Securities and indebtedness of related parties include investments in corporations and partnerships over which we may exercise significant influence and those investments for which we use the equity method of accounting. These corporations and partnerships operate predominately in the investment company, real estate, broker/dealer and insurance industries. In applying the equity method, we record our share of income or loss reported by the equity investees. In accounting for these investments, we consistently use the most recent financial information available, which is generally for periods not more than three months prior to the ending date of the period for which we are reporting. For partnerships operating in the investment company industry, this income or loss includes changes in unrealized gains and losses in the partnerships’ investment portfolios.

Accrued Investment Income

We discontinue the accrual of investment income on invested assets when it is determined that it is probable that we will not collect the income.

Realized Gains and Losses on Investments

Realized gains and losses on sales of investments are determined on the basis of specific identification. The carrying values of all our investments are reviewed on an ongoing basis for credit deterioration. When our review indicates a decline in fair value for a fixed maturity security is an other-than-temporary impairment (OTTI) and we do not intend to sell or believe we will be required to sell the security before recovery of our amortized cost, a specific write down is charged to earnings for the credit loss and a specific charge is recognized in AOCI for the non-credit loss component. If we intend to sell or believe we will be required to sell a fixed maturity security before its recovery, the full amount of the impairment write down to fair value is charged to earnings.

We monitor the financial condition and operations of the issuers of fixed maturities that could potentially have a credit impairment that is OTTI. In determining whether or not an unrealized loss is OTTI, we review factors such as:

•	historical operating trends;

•	business prospects;

•	status of the industry in which the issuer operates;

•	analyst ratings on the issuer and sector;

•	quality of management;

•	size of the unrealized loss;

•	level of current market interest rates compared to market interest rates when the security was purchased; and

•	length of time the security has been in an unrealized loss position.

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

After an OTTI write down of fixed maturities with a credit-only impairment, the cost basis is not adjusted for subsequent recoveries in fair value. For fixed maturities for which we can reasonably estimate future cash flows after a write down, the discount or reduced premium recorded, based on the new cost basis, is amortized over the remaining life of the security. Amortization in this instance is computed using the prospective method and the current estimate of the amount and timing of future cash flows.

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

Reinsurance Recoverable

We use reinsurance to manage certain risks associated with our insurance operations. These reinsurance arrangements provide for greater diversification of business, allow management to control exposure to potential risks arising from large claims and provide additional capacity for growth. For business ceded to other companies, reinsurance recoverable includes the reinsurers’ share of policyholder liabilities, claims and expenses, net of amounts due the reinsurers for premiums. We monitor the financial condition of these reinsurers, establishing an allowance for uncollectible reinsurance recoverables as necessary. We have concluded that no such allowance was required at December 31, 2018 or 2017. For business assumed from other companies, reinsurance recoverable includes premium receivable net of our share of benefits and expenses we owe to the ceding company.

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

Other Assets

Other assets include property and equipment, primarily comprised of capitalized software costs and furniture and equipment, which are reported at cost less allowances for depreciation and amortization. We expense costs incurred in the preliminary stages of developing internal-use software as well as costs incurred post-implementation for maintenance. Capitalization of internal-use software costs occurs after management has authorized the project and it is probable that the software will be used as intended. Amortization of software costs begins after the software has been placed in production. Depreciation and amortization expense is computed primarily using the straight-line method over the estimated useful lives of the assets, which range from three to twenty years. Property and equipment had a carrying value of $38.5 million at December 31, 2018 and $35.8 million at December 31, 2017, and accumulated depreciation and amortization of $79.2 million at December 31, 2018 and $78.7 million at December 31, 2017. Depreciation and amortization expense for property and equipment was $9.9 million in 2018 and $8.7 million in 2017 and 2016.

Other assets at December 31, 2018 and 2017, also includes goodwill of $9.9 million related to the excess of the amounts paid to acquire companies over the fair value of the net assets acquired. Goodwill is not amortized but is subject to annual impairment testing. We evaluate our goodwill balance by comparing the fair value of our reporting units to the carrying value of the goodwill. We conduct a qualitative impairment review at least annually as well as when indicators suggest an impairment may have occurred to determine if indicators of deterioration in the business would suggest its value has declined below the carrying value of goodwill. Such circumstances include changes in the competitive or overall economic environment or other business condition changes that may negatively impact the value of the underlying business. On a periodic basis, as well as in the event circumstances indicate the value of the business may have declined significantly, we will estimate the value of the business using discounted cash flow techniques. We believe this approach better approximates the fair value of our goodwill than a market capitalization approach. A number of significant assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including future premiums, product lapses, investment yields and discount rate. Underlying assumptions are based on historical experience and our best estimates given information available at the time of testing. As a result of this analysis, we have determined our goodwill was not impaired as of December 31, 2018 or 2017.

Future Policy Benefits

Future policy benefit reserves for interest sensitive products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. We also have additional benefit reserves that are established for annuity or universal life-type contracts that provide benefit guarantees, or for contracts that are expected to produce profits followed by losses. The liabilities are accrued in relation to estimated contract assessments. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances. Interest crediting rates for our interest sensitive products ranged from 1.00% to 5.50% in 2018, 2017 and 2016.

The liability for future policy benefits for direct participating traditional life insurance is based on net level premium reserves, including assumptions as to interest, mortality and other factors underlying the guaranteed policy cash values. Reserve interest assumptions are level and range from 2.00% to 6.00%. The average rate of assumed investment yields used in estimating gross margins was 5.48% in 2018, 5.47% in 2017 and 5.51% in 2016. The liability for future policy benefits for non-participating traditional life insurance is computed using a net level method, including assumptions as to mortality, persistency and interest and includes provisions for possible unfavorable deviations.

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

We have accrued dividends for participating business that are established for anticipated amounts earned to date that have not been paid. The declaration of future dividends for participating business is at the discretion of the Board of Directors of Farm Bureau Life. Participating business accounted for 28% of receipts from policyholders during 2018 (2017 - 29% and 2016 - 32%) and represented 10% of life insurance in force at December 31, 2018 and 2017 and 11% at December 31, 2016.

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

Underwriting, Acquisition and Insurance Expenses
	Year ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Components of our underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	$23,801	$24,356	$22,735
Amortization of deferred acquisition costs	33,137	22,507	28,225
Amortization of value of insurance in force acquired	2,167	2,178	2,392
Other underwriting, acquisition and insurance expenses, net of deferrals	92,950	85,837	82,615
Total	$152,055	$134,878	$135,967

Other Income and Other Expenses

Other income and other expenses primarily consist of revenue and expenses generated by our various non-insurance subsidiaries for investment advisory, marketing and distribution, and leasing services. They also include revenues and expenses generated by our parent company for management services. Certain of these activities are performed on behalf of our affiliates. Revenues are recognized for the performance of these services to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those services.

Lease income from leases with affiliates totaled $4.9 million in 2018, $4.6 million in 2017 and $4.8 million in 2016. Investment advisory fee income from affiliates totaled $2.9 million in 2018, $2.7 million in 2017 and $2.5 million in 2016. In addition, Farm Bureau Life has certain items, including fees earned from brokered products, reported as other income and other expense, which netted to $2.7 million in 2018, $2.5 million in 2017 and $3.4 million in 2016. We expense legal costs associated with a loss contingency as incurred.

Retirement and Compensation Plans

We participate with affiliates and an unaffiliated organization in defined benefit pension plans, including a multiemployer plan. The multiemployer plan records an asset or liability based on the difference between contributions made to the plan to date and expense recognized for the plan to date. The obligations for the single employer plans are based on an actuarial valuation of future benefits. For the multiemployer plan, our contributions are commingled with those of the other employers to fund the plan benefit obligations. Should a participating employer be unable to provide funding, the remaining employers would be required to continue funding all future obligations. The multiemployer plan employs a long-term investment strategy of maintaining diversified assets. The expected return on plan assets is set at the long-term rate expected to be earned based on the long-term investment strategy of the plans for assets at the end of the reporting period.

We have a Cash-Based Restricted Stock Unit Plan. Performance and non-performance units are awarded under this plan. In addition to meeting the performance goals, the performance units are subject to a five-year vesting schedule. The non-performance units awarded under this plan vest over five years. The amount payable per unit awarded is equal to the price per share of the Company’s common stock at settlement of the award, and as such, we measure the value of the award each reporting period based on the current stock price. The expense related to the performance units is based on the number of units expected to vest and is recognized over the required service period. The expense related to the non-performance units is recognized over the five-year vesting schedule. The impact of forfeitures is estimated and compensation expense is recognized only for those units expected to vest.

We also have share-based payment arrangements under our Class A Common Stock Compensation Plan, although no new awards have been made since 2011.

See Note 8 for additional details on these plans.

Comprehensive Income

Comprehensive income includes net income, as well as other comprehensive income items not recognized through net income. Other comprehensive income includes unrealized gains and losses on our available-for-sale securities as well as the underfunded obligation for certain retirement and postretirement benefit plans. These items are included in accumulated other comprehensive income, net of tax and other offsets, in stockholders’ equity. The changes in unrealized gains and losses reported in our Statement of Comprehensive Income (Loss), excludes net investment gains and losses included in net income that represent transfers from unrealized to realized gains and losses. These transfers are further discussed in Note 7. The components of the underfunded obligation for certain retirement and postretirement benefit plans are provided in Note 8.

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

2. Investment Operations

Fixed Maturity and Equity Securities

Available-For-Sale Fixed Maturity Securities by Investment Category

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit losses on other-than-temporary impairments (1)
	(Dollars in thousands)
Fixed maturities:
Corporate	$3,231,846	$138,972	$(90,933)	$3,279,885	$—
Residential mortgage-backed	584,133	29,969	(7,242)	606,860	2,823
Commercial mortgage-backed	873,672	24,284	(19,390)	878,566	—
Other asset-backed	697,332	15,567	(5,329)	707,570	1,143
United States Government and agencies	19,673	996	(134)	20,535	—
States and political subdivisions	1,449,621	95,921	(5,913)	1,539,629	—
Total fixed maturities	$6,856,277	$305,709	$(128,941)	$7,033,045	$3,966

Available-For-Sale Fixed Maturity and Equity Securities by Investment Category

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit losses on other-than-temporary impairments (1)
	(Dollars in thousands)
Fixed maturities:
Corporate	$3,374,927	$329,299	$(15,955)	$3,688,271	$(504)
Residential mortgage-backed	483,671	35,890	(3,280)	516,281	339
Commercial mortgage-backed	674,076	34,464	(3,233)	705,307	—
Other asset-backed	818,071	18,645	(3,214)	833,502	845
United States Government and agencies	23,378	1,606	(79)	24,905	—
States and political subdivisions	1,383,127	141,813	(1,239)	1,523,701	—
Total fixed maturities	$6,757,250	$561,717	$(27,000)	$7,291,967	$680

Equity securities:
Non-redeemable preferred stocks	$92,951	$7,146	$(265)	$99,832
Common stocks	3,764	549	—	4,313
Total equity securities	$96,715	$7,695	$(265)	$104,145

(1)
Non-credit losses subsequent to the initial impairment measurement date on OTTI losses are included in the gross unrealized gains and gross unrealized losses columns above. The non-credit loss component of OTTI losses for residential mortgage-backed and other asset-backed securities at December 31, 2018 and December 31, 2017 were in an unrealized gain position due to increases in estimated fair value subsequent to initial recognition of non-credit losses on such securities.

Available-For-Sale Fixed Maturities by Maturity Date

	December 31, 2018
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$123,881	$125,458
Due after one year through five years	517,489	531,498
Due after five years through ten years	698,549	708,191
Due after ten years	3,361,221	3,474,902
	4,701,140	4,840,049
Mortgage-backed and other asset-backed	2,155,137	2,192,996
Total fixed maturities	$6,856,277	$7,033,045

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Fixed maturities not due at a single maturity date have been included in the above table in the year of final contractual maturity.

Net Unrealized Gains on Investments in Accumulated Other Comprehensive Income

	December 31,
	2018	2017
	(Dollars in thousands)
Net unrealized appreciation on:
Fixed maturities - available for sale	$176,768	$534,718
Equity securities	—	7,430
	176,768	542,148
Adjustments for assumed changes in amortization pattern of:
Deferred acquisition costs	(46,732)	(147,173)
Value of insurance in force acquired	(6,878)	(14,870)
Unearned revenue reserve	5,134	12,705
Adjustments for assumed changes in policyholder liabilities	(1,642)	(18,499)
Provision for deferred income taxes (see Note 5)	(26,596)	(78,605)
Net unrealized investment gains	$100,054	$295,706

Change in Unrealized Appreciation/Depreciation of Investments - Recorded in Accumulated Other Comprehensive Income

	Year ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Fixed maturities - available for sale	$(357,950)	$187,639	$89,222
Equity securities	—	4,941	(2,842)
Change in unrealized appreciation/depreciation of investments	$(357,950)	$192,580	$86,380

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

Fixed Maturity Securities with Unrealized Losses by Length of Time

	December 31, 2018
	Less than one year		One year or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$1,035,176	$(60,299)	$207,381	$(30,634)	$1,242,557	$(90,933)	70.5%
Residential mortgage-backed	191,365	(4,482)	74,113	(2,760)	265,478	(7,242)	5.6
Commercial mortgage-backed	302,159	(9,947)	148,855	(9,443)	451,014	(19,390)	15.0
Other asset-backed	250,119	(3,397)	149,997	(1,932)	400,116	(5,329)	4.1
United States Government and agencies	—	—	6,474	(134)	6,474	(134)	0.1
States and political subdivisions	144,681	(3,885)	16,943	(2,028)	161,624	(5,913)	4.7
Total fixed maturities	$1,923,500	$(82,010)	$603,763	$(46,931)	$2,527,263	$(128,941)	100.0%

Fixed Maturity and Equity Securities with Unrealized Losses by Length of Time

	December 31, 2017
	Less than one year		One year or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$85,019	$(1,261)	$183,820	$(14,694)	$268,839	$(15,955)	59.1%
Residential mortgage-backed	76,393	(1,757)	31,779	(1,523)	108,172	(3,280)	12.1
Commercial mortgage-backed	151,158	(2,078)	16,398	(1,155)	167,556	(3,233)	12.0
Other asset-backed	159,111	(2,006)	71,064	(1,208)	230,175	(3,214)	11.9
United States Government and agencies	5,698	(47)	1,864	(32)	7,562	(79)	0.3
States and political subdivisions	5,904	(96)	20,505	(1,143)	26,409	(1,239)	4.6
Total fixed maturities	$483,283	$(7,245)	$325,430	$(19,755)	$808,713	$(27,000)	100.0%

Equity securities:
Non-redeemable preferred stocks	$2,819	$(71)	$4,807	$(194)	$7,626	$(265)
Total equity securities	$2,819	$(71)	$4,807	$(194)	$7,626	$(265)

Fixed maturities in the above tables include 709 securities from 465 issuers at December 31, 2018 and 247 securities from 154 issuers at December 31, 2017.

Unrealized losses increased during 2018 primarily due to higher market interest rates. We do not consider securities to be OTTI when the market decline is attributable to factors such as interest rate movements, market volatility, liquidity, spread widening and credit quality when recovery of all amounts due under the contractual terms of the security is anticipated. Based on our intent not to sell or our belief that we will not be required to sell these securities before recovery of their amortized cost basis, we do not consider these investments to be OTTI at December 31, 2018. We will continue to monitor the investment portfolio for future changes in issuer facts and circumstances that could result in future impairments beyond those currently identified.

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

Any loan delinquent on contractual payments is considered non-performing. Mortgage loans are placed on non-accrual status if we have concerns regarding the collectability of future payments. Interest income on non-performing loans is generally recognized on a cash basis. Once mortgage loans are classified as non-accrual loans, the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan has been restructured such that the collection of interest is considered likely. At December 31, 2018 and December 31, 2017, there were no non-performing loans over 90 days past due on contractual payments. At December 31, 2018, we had committed to provide additional funding for mortgage loans totaling $5.7 million. These commitments arose in the normal course of business at terms that are comparable to similar investments.

Mortgage Loans by Collateral Type

	December 31, 2018		December 31, 2017
Collateral Type	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
Office	$443,048	42.6%	$410,090	42.2%
Retail	310,625	29.9	292,257	30.1
Industrial	211,138	20.3	207,180	21.3
Other	75,018	7.2	62,285	6.4
Total	$1,039,829	100.0%	$971,812	100.0%

Mortgage Loans by Geographic Location within the United States

	December 31, 2018		December 31, 2017
Region of the United States	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
South Atlantic	$301,206	29.0%	$296,947	30.5%
Pacific	162,824	15.7	146,320	15.0
West North Central	126,320	12.1	127,096	13.1
East North Central	117,768	11.3	91,971	9.5
Mountain	101,335	9.7	105,627	10.9
West South Central	85,919	8.3	85,566	8.8
East South Central	76,098	7.3	67,228	6.9
Middle Atlantic	34,843	3.4	16,052	1.7
New England	33,516	3.2	35,005	3.6
Total	$1,039,829	100.0%	$971,812	100.0%

Mortgage Loans by Loan-to-Value Ratio

	December 31, 2018		December 31, 2017
Loan-to-Value Ratio	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
0% - 50%	$409,089	39.3%	$334,037	34.4%
51% - 60%	314,038	30.2	258,359	26.6
61% - 70%	264,973	25.5	297,404	30.6
71% - 80%	37,418	3.6	63,116	6.5
81% - 90%	14,311	1.4	18,896	1.9
Total	$1,039,829	100.0%	$971,812	100.0%

The loan-to-value ratio is determined using the most recent appraised value. Appraisals are updated periodically when there is indication of a possible significant collateral decline or there are loan modifications or refinance requests.

Mortgage Loans by Year of Origination

	December 31, 2018		December 31, 2017
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
2018	$137,519	13.2%	$—	—%
2017	207,540	20.0	214,365	22.1
2016	149,437	14.4	154,359	15.9
2015	128,877	12.4	144,890	14.9
2014	72,827	7.0	77,866	8.0
2013 and prior	343,629	33.0	380,332	39.1
Total	$1,039,829	100.0%	$971,812	100.0%

Impaired Mortgage Loans
	December 31,
	2018	2017
	(Dollars in thousands)
Unpaid principal balance	$18,622	$19,027
Less:
Related allowance	(3,107)	(497)
Carrying value of impaired mortgage loans	$15,515	$18,530

Allowance on Mortgage Loans
	Year ended December 31,
	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$497	$713
Allowances established	2,778	—
Recoveries	(168)	(216)
Balance at end of period	$3,107	$497

Mortgage Loan Modifications

Our commercial mortgage loan portfolio can include loans that have been modified. We assess loan modifications on a loan-by-loan basis to evaluate whether a troubled-debt restructuring has occurred. Generally, the types of concessions include: reduction of the contractual interest rate to a below-market rate, extension of the maturity date and/or a reduction of accrued interest. The amount, timing and extent of the concession granted is considered in determining if an impairment loss is needed for the restructuring. There were no loan modifications during 2018 or 2017.

Components of Net Investment Income
	Year ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Fixed maturities - available for sale	$340,498	$344,302	$342,657
Equity securities	8,488	6,502	6,558
Mortgage loans	45,294	42,185	38,098
Policy loans	9,210	9,014	8,956
Short-term investments, cash and cash equivalents	772	506	365
Derivative income (loss)	(10,405)	7,687	3,935
Prepayment fee income and other	9,208	12,470	10,992
	403,065	422,666	411,561
Less investment expenses	(8,447)	(7,467)	(7,391)
Net investment income	$394,618	$415,199	$404,170

Realized Gains (Losses) - Recorded in Income
	Year ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Realized gains (losses) on sales of investments
Fixed maturities:
Gross gains	$2,195	$1,426	$9,793
Gross losses	(363)	(1,081)	(8,523)
Equity securities	—	(90)	529
Mortgage loans	—	—	817
Real estate	—	304	—
Other	(19)	40	490
	1,813	599	3,106
Net gains and (losses) recognized during the period on equity securities	(9,089)	—	—
Less net gains and (losses) recognized during the period on equity securities sold during the period	(952)	—	—
Net losses recognized during the period on equity securities held at the end of the period (1)	(8,137)	—	—
Net realized gains (losses)	(7,276)	599	3,106

Impairment losses recognized in earnings:
Credit-related portion of fixed maturity losses (2)	(32)	—	(4,767)
Other credit-related (3)	(4,966)	(1,553)	(102)
Net realized gains (losses) on investments recorded in income	$(12,274)	$(954)	$(1,763)

(1)	See Note 1 to our consolidated financial statements for discussion of change in accounting policy for equity securities during 2018.

(2)
Amount represents the credit-related losses recognized for fixed maturities that were impaired through income but not written down to fair value. As discussed above, the non-credit portion of the losses have been recognized in other comprehensive income (loss).

(3)	Amount represents credit-related losses for fixed maturities, mortgage loans, and other investments written down to fair value through income.

Proceeds from sales of fixed maturities were $82.9 million in 2018, $58.7 million in 2017 and $109.5 million in 2016.

Realized losses on sales were on securities that we did not intend to sell at the prior balance sheet date or on securities that were impaired in a prior period, but decreased in value and were sold during the current reporting period.

Credit Loss Component of Other-Than-Temporary Impairments on Fixed Maturities

	Year ended December 31,
	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$(12,392)	$(14,500)
Increases to previously impaired investments	(32)	—
Reductions due to investments sold	3,932	1,521
Reduction for credit loss that no longer has a portion of the OTTI loss recognized in other comprehensive income	2,529	587
Balance at end of period	$(5,963)	$(12,392)

This table sets forth the amount of credit loss impairments on fixed maturities held by the Company for which the non-credit portion of the OTTI was recognized in other comprehensive income (loss) and corresponding changes in such amounts. Credit loss impairments with no portion of the loss recognized in other comprehensive income, such as securities for which OTTI were measured at fair value, are excluded from the table.

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

We have reviewed the circumstances surrounding our investments in VIEs, which consist of (i) limited partnerships or limited liability companies accounted for under the equity method included in securities and indebtedness of related parties and (ii) non-guaranteed federal LIHTC investments included in other assets. In addition, we have reviewed the ownership interests in our VIEs and determined that we do not hold direct majority ownership or have other contractual rights (such as kick out rights) that give us effective control over these entities resulting in us having both the power to direct activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. The maximum loss exposure relative to our VIEs is limited to the carrying value and any unfunded commitments that exist for each particular VIE. We also have not provided additional support or other guarantees that were not previously contractually required (financial or otherwise) to any of the VIEs as of December 31, 2018 or December 31, 2017. Based on this analysis, none of our VIEs were required to be consolidated at December 31, 2018 or December 31, 2017.

LIHTC investments take the form of limited partnerships or limited liability companies, which in turn invest in a number of low income housing projects. We use the proportional amortization method of accounting for these investments. The proportional amortization method amortizes the cost of the investment over the period in which the investor expects to receive tax credits and other tax benefits, and the resulting amortization is recognized along with the tax benefit as a component of federal income tax expense on our consolidated statements of operations. The net benefits reflected in federal income tax expense related to LIHTC investments were $3.8 million at December 31, 2018, $1.2 million at December 31, 2017 and $4.7 million at December 31, 2016. See Note 1 to our consolidated financial statements for discussion of a change in accounting method applied to these investments.

At December 31, 2018, we had committed to provide additional funds for limited partnerships and limited liability companies in which we invest. The amounts of these unfunded commitments totaled $47.6 million, including $1.6 million for LIHTC investment commitments, which are summarized by year in the following table.

Commitments to LIHTC Investments by Year
December 31, 2018
(Dollars in thousands)
2019	$564
2020	165
2021-2025	831
Total	$1,560

VIE Investments by Category

	December 31, 2018		December 31, 2017
	Carrying Value	Maximum Exposure to Loss	Carrying Value	Maximum Exposure to Loss
	(Dollars in thousands)
LIHTC investments	$54,037	$55,597	$65,710	$67,396
Investment companies	40,236	79,578	25,335	62,372
Real estate limited partnerships	8,945	15,673	8,589	20,590
Other	483	493	1,182	1,488
Total	$103,701	$151,341	$100,816	$151,846

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

Derivative Instruments

Our primary derivative exposure relates to purchased call options, which provide an economic hedge against the embedded derivatives in our indexed products. We also have embedded derivatives within our modified coinsurance agreements as well as an interest-only fixed maturity investment. We do not apply hedge accounting to any of our derivative positions, and they are held at fair value.

Derivatives Instruments by Type
	December 31, 2018	December 31, 2017
	(Dollars in thousands)
Assets
Freestanding derivatives:
Call options (reported in other investments)	$4,745	$14,824
Embedded derivatives:
Modified coinsurance (reported in reinsurance recoverable)	157	2,125
Interest-only security (reported in fixed maturities)	855	2,096
Total assets	$5,757	$19,045

Liabilities
Embedded derivatives:
Indexed products (reported in liability for future policy benefits)	$40,028	$27,774
Modified coinsurance (reported in other liabilities)	7,426	268
Total liabilities	$47,454	$28,042

Derivative Income (Loss)
	Year ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Change in fair value of free standing derivatives:
Call options	$(7,749)	$9,372	$2,990
Change in fair value of embedded derivatives:
Modified coinsurance	(2,480)	(1,440)	716
Interest-only security	(176)	(246)	229
Indexed products	3,243	321	(2,390)
Total income (loss) from derivatives	$(7,162)	$8,007	$1,545

Derivative income (loss) is reported in net investment income except for the change in fair value of the embedded derivatives on our indexed products, which is reported in interest sensitive product benefits.

We are exposed to credit losses in the event of nonperformance of the derivative counterparties. This credit risk is minimized by purchasing such agreements from financial institutions with high credit ratings (currently rated A or better by nationally recognized statistical rating organizations). We have also entered into credit support agreements with the counterparties requiring them to post collateral when net exposures exceed pre-determined thresholds that vary by counterparty. The net amount of such exposure is essentially the market value less collateral held for such agreements with each counterparty. The call options are supported by securities collateral received of $3.8 million at December 31, 2018, which is held in a separate custodial account. Subject to certain constraints, we are permitted to sell or re-pledge this collateral, but do not have legal rights to the collateral; accordingly, it has not been recorded on our balance sheet. At December 31, 2018, none of the collateral had been sold or re-pledged. As of December 31, 2018, our net derivative exposure was $1.0 million.

Other

At December 31, 2018, affidavits of deposits covering investments with a carrying value totaling $7,819.0 million were on deposit with state agencies to meet regulatory requirements. Fixed maturities with a carrying value of $484.3 million were on deposit with the FHLB as collateral for funding agreements.

The carrying value of investments which have been non-income producing for the twelve months preceding December 31, 2018 includes real estate totaling $1.5 million.

No investment in any entity or its affiliates (other than bonds issued by agencies of the United States Government) exceeded 10.0% of stockholders’ equity at December 31, 2018.

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

Future policy benefits - indexed product embedded derivatives:

Indexed product contracts include embedded derivatives that are measured at fair value on a recurring basis. These embedded derivatives are a Level 3 measurement. The fair value of the embedded derivatives is based on the discounted excess of projected account values (including a risk margin) over projected guaranteed account values. The key unobservable inputs required in the projection of future values that require management judgment include the risk margin as well as our credit risk. Should the risk margin increase or the credit risk decrease, the discounted cash flows and the estimated fair value of the obligation will increase.

Other liabilities:

Level 2 other liabilities include the embedded derivatives in our modified coinsurance contracts under which we cede business. Fair values for the embedded derivatives are based on the difference between the fair value and the cost basis of the underlying fixed maturities.

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels

	December 31, 2018
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair Value
	(Dollars in thousands)
Assets
Fixed maturities:
Corporate securities	$—	$3,257,874	$22,011	$3,279,885
Residential mortgage-backed securities	—	606,860	—	606,860
Commercial mortgage-backed securities	—	810,626	67,940	878,566
Other asset-backed securities	—	703,969	3,601	707,570
United States Government and agencies	7,917	12,618	—	20,535
States and political subdivisions	—	1,539,629	—	1,539,629
Total fixed maturities	7,917	6,931,576	93,552	7,033,045
Non-redeemable preferred stocks	—	77,433	6,862	84,295
Common stocks (1)	5,261	—	—	5,261
Other investments	—	4,745	—	4,745
Cash, cash equivalents and short-term investments	34,748	—	—	34,748
Reinsurance recoverable	—	157	—	157
Assets held in separate accounts	561,281	—	—	561,281
Total assets	$609,207	$7,013,911	$100,414	$7,723,532

Liabilities
Future policy benefits - indexed product embedded derivatives	$—	$—	$40,028	$40,028
Other liabilities	—	780	—	780
Total liabilities	$—	$780	$40,028	$40,808

(1)
A private equity fund with a fair value estimate of $3.3 million using net asset value per share as a practical expedient, has not been classified in the fair value hierarchy above in accordance with fair value reporting guidance. This fund invests in senior secured middle market loans and has unfunded commitments totaling $6.8 million at December 31, 2018. The investment is not currently eligible for redemption.

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels

	December 31, 2017
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair Value
	(Dollars in thousands)
Assets
Fixed maturities:
Corporate securities	$—	$3,654,671	$33,600	$3,688,271
Residential mortgage-backed securities	—	507,157	9,124	516,281
Commercial mortgage-backed securities	—	619,606	85,701	705,307
Other asset-backed securities	—	780,022	53,480	833,502
United States Government and agencies	9,078	15,827	—	24,905
States and political subdivisions	—	1,523,701	—	1,523,701
Total fixed maturities	9,078	7,100,984	181,905	7,291,967
Non-redeemable preferred stocks	—	92,425	7,407	99,832
Common stocks	4,313	—	—	4,313
Other investments	—	14,824	—	14,824
Cash, cash equivalents and short-term investments	69,703	—	—	69,703
Reinsurance recoverable	—	2,125	—	2,125
Assets held in separate accounts	651,963	—	—	651,963
Total assets	$735,057	$7,210,358	$189,312	$8,134,727

Liabilities
Future policy benefits - indexed product embedded derivatives	$—	$—	$27,774	$27,774
Other liabilities	—	268	—	268
Total liabilities	$—	$268	$27,774	$28,042

Level 3 Assets by Valuation Source - Recurring Basis

	December 31, 2018
	Third-party vendors	Priced internally	Fair Value
	(Dollars in thousands)
Corporate securities	$1,940	$20,071	$22,011
Commercial mortgage-backed securities	67,940	—	67,940
Other asset-backed securities	—	3,601	3,601
Non-redeemable preferred stocks	—	6,862	6,862
Total level 3 assets	$69,880	$30,534	$100,414
Percent of total	69.6%	30.4%	100.0%

	December 31, 2017
	Third-party vendors	Priced internally	Fair Value
	(Dollars in thousands)
Corporate securities	$4,555	$29,045	$33,600
Residential mortgage-backed securities	9,124	—	9,124
Commercial mortgage-backed securities	85,701	—	85,701
Other asset-backed securities	47,080	6,400	53,480
Non-redeemable preferred stocks	—	7,407	7,407
Total level 3 assets	$146,460	$42,852	$189,312
Percent of total	77.4%	22.6%	100.0%

Quantitative Information about Level 3 Fair Value Measurements - Recurring Basis

	December 31, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$19,178	Discounted cash flow	Credit spread	1.23% - 7.00% (4.01%)
Commercial mortgage-backed securities	55,866	Discounted cash flow	Credit spread	1.45% - 3.55% (2.58%)
Non-redeemable preferred stocks	6,862	Discounted cash flow	Credit spread	4.36% (4.36%)
Total assets	$81,906

Liabilities
Future policy benefits - indexed product embedded derivatives	$40,028	Discounted cash flow	Credit risk Risk margin	0.55% - 1.80% (1.25%) 0.15% - 0.40% (0.25%)

	December 31, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$27,682	Discounted cash flow	Credit spread	0.91% - 6.20% (4.17%)
Commercial mortgage-backed securities	72,224	Discounted cash flow	Credit spread	1.40% - 4.10% (2.50%)
Non-redeemable preferred stocks	7,407	Discounted cash flow	Credit spread	2.94% (2.94%)
Total assets	$107,313

Liabilities
Future policy benefits - indexed product embedded derivatives	$27,774	Discounted cash flow	Credit risk Risk margin	0.40% - 1.60% (0.90%) 0.15% - 0.40% (0.25%)

The tables above exclude certain securities with the fair value based on non-binding broker quotes for which we could not reasonably obtain the quantitative unobservable inputs.

Level 3 Financial Instruments Changes in Fair Value - Recurring Basis

	December 31, 2018
				Realized and unrealized gains (losses), net
	Balance, December 31, 2017	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Amort-ization included in net income	Balance, December 31, 2018
	(Dollars in thousands)
Assets
Corporate securities	$33,600	$—	$(9,432)	$—	$(974)	$7,082	$(8,530)	$265	$22,011
Residential mortgage-backed securities	9,124	27,818	—	—	—	—	(36,942)	—	—
Commercial mortgage-backed securities	85,701	36,008	(1,337)	—	(3,599)	—	(48,787)	(46)	67,940
Other asset-backed securities	53,480	28,855	(2,799)	—	(12)	—	(75,923)	—	3,601
Non-redeemable preferred stocks	7,407	—	—	(545)	—	—	—	—	6,862
Total assets	$189,312	$92,681	$(13,568)	$(545)	$(4,585)	$7,082	$(170,182)	$219	$100,414

Liabilities
Future policy benefits - indexed product embedded derivatives	$27,774	$11,514	$(4,447)	$5,187	$—	$—	$—	$—	$40,028

	December 31, 2017
				Realized and unrealized gains (losses), net
	Balance, December 31, 2016	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Amort-ization included in net income	Balance, December 31, 2017
	(Dollars in thousands)
Assets
Corporate securities	$59,119	$5,000	$(12,230)	$84	$(1,365)	$13,440	$(30,409)	$(39)	$33,600
Residential mortgage-backed securities	—	32,455	—	—	(1)	—	(23,331)	1	9,124
Commercial mortgage-backed securities	81,434	25,591	(802)	—	6,218	—	(26,658)	(82)	85,701
Other asset-backed securities	54,368	126,867	(8,886)	—	499	13,353	(132,700)	(21)	53,480
Non-redeemable preferred stocks	7,411	—	—	—	(4)	—	—	—	7,407
Total assets	$202,332	$189,913	$(21,918)	$84	$5,347	$26,793	$(213,098)	$(141)	$189,312

Liabilities
Future policy benefits - indexed product embedded derivatives	$15,778	$6,594	$(2,128)	$7,530	$—	$—	$—	$—	$27,774

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

Valuation of our Financial Instruments Not Reported at Fair Value by Hierarchy Levels

	December 31, 2018
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair Value	Carrying Value
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$1,045,497	$1,045,497	$1,039,829
Policy loans	—	—	237,496	237,496	197,366
Other investments	—	—	30,087	30,087	29,020
Total assets	$—	$—	$1,313,080	$1,313,080	$1,266,215

Liabilities
Future policy benefits	$—	$—	$3,981,947	$3,981,947	$4,217,904
Supplementary contracts without life contingencies	—	—	298,869	298,869	303,627
Advance premiums and other deposits	—	—	252,318	252,318	252,318
Long-term debt	—	—	65,999	65,999	97,000
Liabilities related to separate accounts	—	—	559,799	559,799	561,281
Total liabilities	$—	$—	$5,158,932	$5,158,932	$5,432,130

	December 31, 2017
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair Value	Carrying Value
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$989,503	$989,503	$971,812
Policy loans	—	—	236,223	236,223	191,398
Other investments			28,619	28,619	27,547
Total assets	$—	$—	$1,254,345	$1,254,345	$1,190,757

Liabilities
Future policy benefits	$—	$—	$4,119,880	$4,119,880	$4,164,593
Supplementary contracts without life contingencies	—	—	327,151	327,151	322,630
Advance premiums and other deposits	—	—	259,099	259,099	259,099
Long-term debt	—	—	78,628	78,628	97,000
Liabilities related to separate accounts	—	—	649,610	649,610	651,963
Total liabilities	$—	$—	$5,434,368	$5,434,368	$5,495,285

Level 3 Financial Instruments Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis, generally mortgage loans or real estate that have been deemed to be impaired during the reporting period. During 2018, one mortgage loan was impaired to a fair value totaling $11.1 million which resulted in an impairment charge of $2.8 million. There were no mortgage loans or real estate impaired to fair value during 2017.

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

Farm Bureau Life may cede certain losses under an annual 100% quota share accidental death reinsurance agreement. Coverage includes all acts of terrorism including those of a nuclear, chemical or biological origin. Coverage is subject to an annual aggregate retention of $17.0 million. A maximum occurrence limit of $50.0 million per aircraft applies to policies written on agents of the Company who are participating in company-sponsored incentive trips. Additionally, a $200.0 million occurrence limit applies to employees in the home office building, net of reinsurance on group life policies. All other occurrence catastrophes are unlimited in amount.

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

Impact of Reinsurance on our Financial Statements
	Year ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Ceded (reductions to financial statement items):
Premiums and product charges	$32,450	$32,922	$33,058
Insurance benefits	21,358	24,159	22,515
Allowances for expenses and commissions	4,231	4,548	4,709
Assumed (additions to financial statement items):
Premiums and product charges	2,508	2,637	2,670
Insurance benefits	2,752	6,356	2,302
Allowances for expenses and commissions	1,410	1,543	1,427

Reinsurance in Force and Percentage of Direct Life Insurance in Force
	Year ended December 31,
	2018		2017
	(Dollars in millions)
Ceded reinsurance	$14,030	21.8%	$14,087	22.5%
Assumed reinsurance	455	0.7%	487	0.8%

Policy Provisions

Analysis of the Value of Insurance in Force Acquired

	Year ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Balance at beginning of year	$19,430	$21,608	$24,000
Amortization per fixed schedule	(2,167)	(2,178)	(2,198)
Impact of unlocking actuarial assumptions	—	—	(194)
Balance at end of year	17,263	19,430	21,608
Impact of net unrealized investment gains and losses	(6,878)	(14,870)	(12,382)
Value of insurance in force acquired	$10,385	$4,560	$9,226

We amortize the value of insurance in force based on a fixed amortization schedule. Net amortization for the next five years is expected to be as follows: 2019 - $2.1 million; 2020 - $2.2 million; 2021 - $2.0 million; 2022 - $2.0 million; and 2023 - $2.0 million.

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

GMDB, IDB and GMIB Net Amount at Risk by Type of Guarantee

	December 31, 2018		December 31, 2017
	Separate Account Balance	Net Amount at Risk	Separate Account Balance	Net Amount at Risk
	(Dollars in thousands)
Guaranteed minimum death benefit:
Return of net deposits	$147,567	$430	$173,761	$442
Return the greater of highest anniversary value or net deposits	252,361	29,146	292,112	1,068
Incremental death benefit	228,863	53,727	265,456	67,350
Guaranteed minimum income benefit	24,357	37	29,987	—
Total		$83,340		$68,860

The separate account assets are primarily comprised of stock and bond mutual funds. The net amount at risk for these contracts is based on the amount by which GMDB, IDB or GMIB exceeds account value. The reserve for GMDBs, IDBs or GMIBs, determined using modeling techniques and industry mortality assumptions, that is included in future policy benefits, totaled $7.7 million at December 31, 2018 and $6.9 million at December 31, 2017. The weighted average age of the contract holders with GMDB, IDB or GMIB rider exposure was 58 years at December 31, 2018 and 66 years at December 31, 2017. This average age fluctuates due to the small pool of participants that move in and out of exposure dependent upon market performance and terminations. Benefits paid for GMDBs, IDBs and GMIBs totaled $0.2 million for 2018, $0.8 million for 2017 and $0.5 million for 2016.

5. Income Taxes

Deferred income taxes have been established based upon the temporary differences between the financial statement and income tax bases of assets and liabilities. The reversal of the temporary differences will result in taxable or deductible amounts in future years when the related asset or liability is recovered or settled. A valuation allowance is required if it is more likely than not that a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. Based on the available positive and negative evidence regarding future sources of taxable income, we have determined that the establishment of a valuation allowance was not necessary at December 31, 2018 and 2017.

The Tax Act made broad changes to the U.S. tax code impacting our companies, including reducing the federal corporate tax rate from 35% to 21% and numerous base-broadening provisions. At December 31, 2017, we recorded a provisional estimate of the impact of the Tax Act, which resulted in a reduction of net deferred tax liabilities of $84.8 million, which includes $48.2 million related to deferred taxes previously recognized in accumulated other comprehensive income. At December 31, 2018, the accounting for the Tax Act is complete, as the provisional estimates used have been finalized by filing the 2017 income tax return. This resulted in no significant impact to earnings. Additional estimates have been adjusted, resulting only in reclassification between deferred tax items, such as the deferred tax asset on future policy benefits. In these cases, the overall impact of the Tax Act did not change from 2017.

We invest in LIHTC investments, which generate pre-tax losses but after-tax gains as the related tax credits are realized. The timing of the realization of tax credits is subject to fluctuation from period to period due to the timing of housing project completions and the approval of tax credits. During 2018, we voluntarily changed our accounting policy for LIHTC investments from the equity method to the proportional amortization method. The net income and expense from LIHTC investments are now reflected in the "Income taxes" line instead of the "Equity income" line on the consolidated statements of operations. See Note 1 to our consolidated financial statements for discussion of this accounting change.

Income Tax Expenses (Credits)

	Year ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Taxes provided in consolidated statements of operations on:
Income before equity loss:
Current	$20,429	$34,301	$36,461
Deferred	(4,953)	(73,094)	9,409
LIHTC	(3,826)	(1,190)	(4,650)
	11,650	(39,983)	41,220
Equity income	1,179	1,394	1,221

Taxes provided in consolidated statements of changes in stockholders’ equity:
Accumulated other comprehensive income	(50,025)	43,448	18,882
Class A and Class B common stock (1)	—	—	(846)
	(50,025)	43,448	18,036
	$(37,196)	$4,859	$60,477

(1)
Beginning in 2017, accounting guidance requires tax benefits of equity-based compensation to be recorded through net income rather than directly to stockholders’ equity. Accordingly, we do not expect to have a provision for taxes on Class A and B common stock for years after 2016. See Note 1 to our consolidated financial statements for further discussion of this accounting change.

Effective Tax Rate Reconciliation to Federal Income Tax Rate

	Year ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Income before income taxes and equity loss	$101,033	$144,760	$141,789

Income tax at federal statutory rate	$21,217	$50,666	$49,626
Tax effect (decrease) of:
Tax-exempt dividend and interest income	(3,762)	(3,384)	(2,950)
Net impact of LIHTC	(3,826)	(1,190)	(4,650)
Remeasurement of deferred taxes under the Tax Act	—	(84,806)	—
Other items	(1,979)	(1,269)	(806)
Income tax expense (benefit)	$11,650	$(39,983)	$41,220

In 2018 and 2017, other items affecting the effective tax rate include excess tax benefits from equity-based compensation deductions. Prior to 2017, these tax benefits were recorded to stockholders equity, so they did not impact the effective tax rate.

Tax Effect of Temporary Differences Giving Rise to Deferred Income Tax Assets and Liabilities

	December 31,
	2018	2017
	(Dollars in thousands)
Deferred income tax assets:
Future policy benefits	$25,137	$21,926
Accrued benefit and compensation costs	3,854	3,435
Loss carryforwards	2,870	3,452
Other	2,555	2,669
	34,416	31,482
Deferred income tax liabilities:
Fixed maturity and equity securities	42,961	118,716
Deferred acquisition costs	55,810	33,177
Value of insurance in force acquired	2,181	958
Property and equipment	7,021	5,883
Other	1,892	3,173
	109,865	161,907
Net deferred income tax liability	$75,449	$130,425

We recognize the benefits of uncertain tax positions when the benefits are more-likely-than-not to be sustained. We had no reserve for uncertain tax positions at December 31, 2018 or 2017. We recognize interest related to uncertain tax positions in interest expense and related penalties in other expenses. We paid no such interest and penalties related to federal income taxes during 2018, 2017 or 2016. We do not expect any significant changes in the amount of our reserve for uncertain tax positions within the next twelve months. We are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years prior to 2015.

At December 31, 2018, we had non-life net operating loss carryforwards for federal income tax purposes totaling $12.7 million, which begin to expire after 2032. We also had non-life net operating loss carryforwards in several state jurisdictions, with varying expiration dates. State deferred taxes are not generally provided on any temporary differences or carryforwards, as state taxes have historically been insignificant.

6. Credit Arrangements

Long-term debt includes $97.0 million of our subordinated debt obligation to FBL Financial Group Capital Trust (the Trust). We issued 5% Subordinated Deferrable Interest Notes due June 30, 2047 (the Notes) with a principal amount of $100.0 million to support $97.0 million of 5% Preferred Securities issued by the Trust. We also have a $3.0 million equity investment in the Trust, which is netted against the Notes on the consolidated balance sheets due to a contractual right of offset. The sole assets of the Trust are and will be the Notes and any interest accrued thereon. The interest payment dates on the Notes correspond to the distribution dates on the 5% Preferred Securities. The 5% Preferred Securities, which have a liquidation value of $1,000.00 per share plus accrued and unpaid distributions, mature simultaneously with the Notes. As of December 31, 2018 and 2017, 97,000 shares of 5% Preferred Securities were outstanding, all of which we unconditionally guarantee.

7. Stockholders’ Equity

Share Repurchases

We periodically repurchase our Class A common stock under programs approved by our Board of Directors. These repurchase programs authorize us to make repurchases in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. Under these programs, we repurchased 232,837 shares of stock for $15.9 million in 2018, 3,511 shares of stock for $0.2 million in 2017 and 10,322 shares of stock for $0.6 million in 2016. Completion of this program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares, if any, that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice. There was $40.9 million remaining available for repurchases at December 31, 2018 under the active repurchase program.

Dividends
	Year ended December 31,
	2018	2017	2016
Class A and B common stock:
Cash dividends per common share	$1.84	$1.76	$1.68
Special cash dividend per common share	1.50	1.50	2.00
Total common stock dividends per share	$3.34	$3.26	$3.68

Series B preferred stock cash dividends per share	$0.03	$0.03	$0.03

Special cash dividends paid to our Class A and Class B common shareholders totaled $37.3 million in 2018, $37.4 million in 2017 and $49.7 million in 2016.

Dividend Restrictions

We have agreed that we will not pay dividends on the Class A or Class B Common Stock, nor on the Series B Preferred Stock, if we are in default of the Subordinated Deferrable Interest Note Agreement dated May 30, 1997 with FBL Financial Group Capital Trust. We are compliant with all terms of this agreement at December 31, 2018. See Note 6 for additional information regarding this agreement.

The amount of dividends we have available to pay our common shareholders is limited to a certain extent by the amount of dividends our primary operating subsidiary, Farm Bureau Life, is able to pay to its parent, FBL Financial Group, Inc. See Note 12 for discussion on our statutory dividend restrictions.

Reconciliation of Outstanding Common Stock
	Class A		Class B (1)		Total
	Shares	Dollars	Shares	Dollars	Shares	Dollars
	(Dollars in thousands)
Outstanding at January 1, 2016	24,796,763	$149,248	11,413	$72	24,808,176	$149,320
Issuance of common stock under compensation plans	96,101	3,718	—	—	96,101	3,718
Purchase of common stock	(10,322)	(63)	—	—	(10,322)	(63)
Outstanding at December 31, 2016	24,882,542	152,903	11,413	72	24,893,955	152,975
Issuance of common stock under compensation plans	40,082	708	—	—	40,082	708
Purchase of common stock	(3,511)	(22)	—	—	(3,511)	(22)
Outstanding at December 31, 2017	24,919,113	153,589	11,413	72	24,930,526	153,661
Issuance of common stock under compensation plans	21,126	499	—	—	21,126	499
Purchase of common stock	(232,837)	(1,436)	—	—	(232,837)	(1,436)
Outstanding at December 31, 2018	24,707,402	$152,652	11,413	$72	24,718,815	$152,724

(1)	There is no established market for our Class B common stock, although it is convertible upon demand of the holder into Class A common stock on a share-for-share basis.

Holders of the Class A common stock and Series B preferred stock vote together to elect Class A Directors (four to ten). Holders of the Class B common stock elect the Class B Directors (five to seven). Voting for the Directors is noncumulative. All of the holders of our Class B common stock are parties to a Stockholders’ Agreement. The IFBF’s ownership in the three classes of stock results in IFBF owning 71% of our voting stock as of December 31, 2018, and having the ability to control the Company. Holders of Class A common stock and Class B common stock receive equal per-share cash dividends.

The IFBF owns all of our outstanding Series B preferred stock. Each share of Series B preferred stock has a liquidation preference of $0.60 and voting rights identical to that of Class A common stock with the exception that each Series B share is entitled to two votes while each Class A share is entitled to one vote. The Series B preferred stock pays cumulative cash dividends and is redeemable by us, at our option, at $0.60 per share plus unpaid dividends if the stock ceases to be beneficially owned by a Farm Bureau organization.

Accumulated Other Comprehensive Income, Net of Tax and Other Offsets

	Unrealized Net Investment Gains (Losses) (1)	Accumulated Non-Credit Impairment Gains (Losses)	Underfunded Portion of Certain Benefit Plans (2)	Total
	(Dollars in thousands)
Balance at January 1, 2016	$120,787	$(114)	$(6,141)	$114,532
Other comprehensive income before reclassifications	37,895	1,901	—	39,796
Reclassification adjustments	(1,719)	(1,476)	(1,578)	(4,773)
Balance at December 31, 2016	156,963	311	(7,719)	149,555
Other comprehensive income before reclassifications	88,534	136	—	88,670
Reclassification related to the Tax Act (3)	49,657	90	(1,521)	48,226
Reclassification adjustments	15	—	(1,483)	(1,468)
Balance at December 31, 2017	295,169	537	(10,723)	284,983
Cumulative effect of change in accounting principle related to net unrealized gains on equity securities (4)	(5,480)	—	—	(5,480)
Other comprehensive income before reclassifications	(191,158)	2,654	—	(188,504)
Reclassification adjustments	(1,610)	(58)	1,987	319
Balance at December 31, 2018	$96,921	$3,133	$(8,736)	$91,318

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

(3)	Reclassification of the initial impact of the remeasurement of deferred tax assets and liabilities upon enactment of the Tax Act. See discussion of this accounting change as discussed in Note 1.

(4)	See Note 1 to our consolidated financial statements for further discussion on this one-time adjustment related to an accounting change.

Accumulated Other Comprehensive Income Reclassification Adjustments

	Year ended December 31, 2018
	Unrealized Net Investment Gains (Losses) (1)	Accumulated Non-Credit Impairment Losses (1)	Underfunded Portion of Certain Benefit Plans (2)	Total
	(Dollars in thousands)
Realized capital gains on sales of fixed maturities	$(1,832)	$—	$—	$(1,832)
Adjustments for assumed changes in deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	(206)	1	—	(205)
Other than temporary impairment losses	—	(74)	—	(74)
Other expenses - change in unrecognized postretirement items:
Net actuarial gain	—	—	2,515	2,515
Reclassifications before income taxes	(2,038)	(73)	2,515	404
Income taxes	428	15	(528)	(85)
Reclassification adjustments	$(1,610)	$(58)	$1,987	$319

Accumulated Other Comprehensive Income Reclassification Adjustments

	Year ended December 31, 2017
	Unrealized Net Investment Gains (Losses) (1)	Accumulated Non-Credit Impairment Losses (1)	Underfunded Portion of Certain Benefit Plans (2)	Total
	(Dollars in thousands)
Realized capital gains on sales of investments	$(255)	$—	$—	$(255)
Adjustments for assumed changes in deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	274	—	—	274
Other expenses - change in unrecognized postretirement items:
Net actuarial loss	—	—	(1,702)	(1,702)
Reclassifications before income taxes	19	—	(1,702)	(1,683)
Income taxes	(4)	—	219	215
Reclassification adjustments	$15	$—	$(1,483)	$(1,468)

	Year ended December 31, 2016
	Unrealized Net Investment Gains (Losses) (1)	Accumulated Non-Credit Impairment Losses (1)	Underfunded Portion of Certain Benefit Plans (2)	Total
	(Dollars in thousands)
Realized capital gains on sales of investments	$(1,799)	$—	$—	$(1,799)
Adjustments for assumed changes in deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	(845)	180	—	(665)
Other than temporary impairment losses	—	(2,451)	—	(2,451)
Other expenses - change in unrecognized postretirement items:
Prior service costs	—	—	(1)	(1)
Net actuarial loss	—	—	(2,425)	(2,425)
Reclassifications before income taxes	(2,644)	(2,271)	(2,426)	(7,341)
Income taxes	925	795	848	2,568
Reclassification adjustments	$(1,719)	$(1,476)	$(1,578)	$(4,773)

(1)	See Note 2 for further information.

(2)	For descriptions of the underfunded portion of our postretirement benefit plans, see Note 8 - Other Retirement Plans, and for certain other defined benefit plans, see Note 8 - Defined Benefit Plans.

8. Retirement and Compensation Plans

Defined Benefit Pension Plans

We participate in various defined benefit pension plans (the Plans), including a multiemployer plan. The multiemployer plan is considered qualified under Internal Revenue Service regulations, and covers our employees and the employees of the other participating companies who had attained age 21, had one year of service and were employed prior to January 1, 2013. We also have a plan that provides supplemental pension benefits to certain highly compensated employees who have salaries and/or pension benefits in excess of the qualified limits imposed by federal law and were employed prior to January 1, 2013. Benefits under these plans are based on years of service and the employee’s compensation. The plans are discussed below.

Multiemployer Defined Benefit Plan

The FBL Financial Group Retirement Plan (the Multiemployer Plan) is considered a multiemployer plan, with the participation of affiliated and unaffiliated employers along with FBL Financial Group, Inc. and its subsidiaries. Under the multiemployer plan structure, our contributions are commingled with those of the other employers to fund the plan benefit obligations. Should a participating employer be unable to provide funding, the remaining employers would be required to continue funding all future obligations. If an employer elects to discontinue participation, prior to departure they will be required to contribute their portion of the underfunded pension obligation associated with their employees. This required contribution will be based on an actuarial estimate of future benefit obligations, which as an estimate may not ultimately be sufficient to fund future actual benefits. None of the participating employers have provided notice that they would be discontinuing participation in the Multiemployer Plan or would otherwise be unable to continue providing their share of required funding as of December 31, 2018.

Contributions are made each year, resulting in the Multiemployer Plan being partially funded for payment of projected future benefit obligations. Effective in 2013, the Multiemployer Plan was closed to new participants and those participants who had not attained age 40 and 10 years of service as of December 31, 2012 no longer accrue additional years of service in the Multiemployer Plan.

Multiemployer Plan name	FBL Financial Group Retirement Plan
Employer identification number	42-1411715
Plan number	001
FBL’s contributions (in thousands)
2018	$30,000
2017	$45,000
2016	$30,000

Net periodic pension cost of the Multiemployer Plan is allocated between participating employers on a basis of time incurred by the respective employees for each employer. Such allocations are reviewed annually. The Multiemployer Plan is not subject to collective bargaining agreements, a financial improvement plan or a rehabilitation plan. No surcharges were required to be paid to the Multiemployer Plan during 2018, 2017 or 2016. We are the primary employer in the Multiemployer Plan, providing more than 5 percent of the total contributions during 2018, 2017 and 2016.

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

Funding Status and Net Periodic Pension Costs

	Multiemployer Plan		Other Plans
	As of and for the year ended December 31,		As of and for the year ended December 31,
	2018	2017	2018	2017
	(Dollars in thousands)
Change in projected benefit obligation:
Net benefit obligation at beginning of the year	$375,999	$336,454	$26,914	$24,585
Service cost	5,973	5,552	539	436
Interest cost	13,642	14,124	958	1,003
Actuarial loss (gain)	(20,594)	41,855	(1,170)	2,728
Benefits paid	(4,001)	(21,986)	(1,878)	(1,838)
Settlements	(56,256)	—	—	—
Special termination benefit	5,168	—	—	—
Projected benefit obligation	319,931	375,999	25,363	26,914

Change in plan assets:
Fair value of plan assets at beginning of the year	345,396	291,071	—	—
Actual return on plan assets	869	31,311	—	—
Employer contributions	30,000	45,000	1,878	1,838
Benefits paid	(4,001)	(21,986)	(1,878)	(1,838)
Settlements	(56,256)	—	—	—
Fair value of plan assets at end of the year	316,008	345,396	—	—
Underfunded status at end of the year	$(3,923)	$(30,603)	$(25,363)	$(26,914)

Accumulated benefit obligation	$287,052	$334,462	$22,753	$23,504

The fair value of plan assets of the Multiemployer Plan exceeded the accumulated benefit obligation at December 31, 2018 and December 31, 2017.

Net Periodic Pension Costs Incurred by the Plans

	Multiemployer Plan			Other Plans
	As of and for the year ended December 31,			As of and for the year ended December 31,
	2018	2017	2016	2018	2017	2016
	(Dollars in thousands)
Service cost	$5,973	$5,552	$5,795	$539	$436	$335
Interest cost	13,642	14,124	14,447	958	1,003	966
Expected return on plan assets	(22,247)	(19,184)	(17,865)	—	—	—
Amortization of prior service cost	46	131	144	—	—	(1)
Amortization of actuarial loss	12,507	10,121	9,432	1,353	1,172	918
Effect of settlement	17,406	—	—	—	—	—
Effect of special termination benefit	5,168	—	—	—	—	—
Net periodic pension cost	$32,495	$10,744	$11,953	$2,850	$2,611	$2,218

FBL Financial Group, Inc. share of net periodic pension cost	$9,956	$3,404	$3,807	$1,671	$1,551	$1,260

Pension settlement charges were recognized after determining the total cash payments exceeded the sum of the service and interest cost for 2018. For years in which settlement charges occur, benefits paid as lump sum distributions are included with settlements. The special termination benefit represents a voluntary early retirement window offered in the Multiemployer Plan during 2018 that provided an additional two years of service and two years of age benefit enhancement.

The Plans’ prior service costs are amortized using a straight-line amortization method over the average remaining service period or life expectancy of the employees, depending upon who is covered under each plan. For actuarial gains and losses, a corridor (10% of the greater of the projected benefit obligation or the market value of plan assets) is used to determine the amounts to amortize. For the Multiemployer Plan it is expected that net periodic pension cost in 2019 will include $9.4 million for amortization of the actuarial loss. For the Other Plans it is expected that net periodic pension cost in 2019, included in accumulated other comprehensive income, will include $1.1 million for amortization of the actuarial loss.

We expect contributions to be paid to the Multiemployer Plan by us and our affiliated and unaffiliated employers for 2019 to be approximately $15.0 million, of which $4.7 million is expected to be contributed by us. Expected benefits to be paid under the Multiemployer Plan are as follows: 2019 - $13.8 million, 2020 - $15.2 million, 2021 - $18.1 million, 2022 - $18.8 million, 2023 - $19.9 million and 2024 through 2028 - $111.8 million. Since the Other Plans are not funded, contributions are made as benefit obligations become due. Expected benefits to be paid under the Other Plans are as follows: 2019 - $3.9 million, 2020 - $2.2 million, 2021 - $3.2 million, 2022 - $2.5 million, 2023 - $2.2 million and 2024 through 2028 - $15.5 million.

FBL’s Proportionate Share of Prepaid or Accrued Pension Cost

	Multiemployer Plan		Other Plans
	As of and for the year ended December 31,		As of and for the year ended December 31,
	2018	2017	2018	2017
	(Dollars in thousands)
Amount recognized in FBL’s consolidated balance sheets
Prepaid benefit cost	$36,105	$36,858	$726	$740
Accrued benefit cost	(12)	—	(19,480)	(21,245)
Net amount recognized	$36,093	$36,858	$(18,754)	$(20,505)

Amount recognized in FBL’s accumulated other comprehensive income, before taxes (1)
Net actuarial loss			$11,126	$13,649
Net amount recognized			$11,126	$13,649

(1)
For our Multiemployer Plan, the underfunded portion of the pension benefit obligation is not required to be recognized as a liability in our consolidated balance sheets. The unrecognized liability for the underfunded status of our Multiemployer Plan totaled $3.9 million at December 31, 2018 and $30.6 million at December 31, 2017.

Weighted Average Assumptions Used to Determine Benefit Obligation
	December 31
	2018	2017
Discount rate	4.24%	3.72%
Annual salary increases	3.21%	3.27%

The discount rate is estimated by projecting and discounting future benefit payments inherent in the projected benefit obligation using a commercially available “spot” yield curve constructed using techniques and a bond universe specifically selected to meet the accounting standard requirements.

Weighted Average Assumptions Used to Determine Net Periodic Pension Cost

	Year Ended December 31,
	2018	2017	2016
Discount rate	3.72%	4.29%	4.65%
Expected long-term return on plan assets	6.50%	6.60%	6.75%
Annual salary increases	3.27%	3.31%	3.31%

The Multiemployer Plan’s expected long-term return on assets represents the rate of earnings expected in the funds invested to provide for anticipated benefit payments. We have analyzed the expected rates of return and determined that the long-term return assumption should be revised downward in 2018 to 6.50%.

Multiemployer Plan Assets

The Multiemployer Plan assets are primarily invested in annuity products and insurance company pooled separate accounts that invest predominately in equity securities and real estate. Certain pension obligations that are fully funded through annuity contracts with Farm Bureau Life, are presented as funded annuity contracts below. For much of 2018, excluding the funded annuity contracts, the Multiemployer Plan’s long-term investment allocation targets were as follows: 55% in fixed income investments, 35% in equities and 10% in alternative investments. During the fourth quarter of 2018, a portion of the fixed income investment and equities were transferred to a liability driven investing strategy. Upon implementing the liability driven investing strategy, the Multiemployer Plan’s long-term target investment allocation is 46.75% in fixed income investments, 29.75% in equities, 15% in the liability driven investing strategy and 8.5% in alternative investments. At December 31, 2018, the Multiemployer Plan assets were invested approximately 53% in fixed income investments, 27% in equities, 16% in the liability driven investing strategy and 4% in alternative investments. The fixed income investments consist primarily of the group annuity contract and fixed income securities held in pooled separate accounts. The equity securities are in pooled separate accounts and mutual funds. The liability driven investing strategy consists of holdings of corporate bonds, United States government treasuries and cash. The alternative investments consist of interests in limited partnerships that own various liquid and illiquid assets. The investment strategy for the Multiemployer Plan is to (1) achieve a long-term return sufficient to satisfy all Multiemployer Plan obligations, (2) assume a prudent level of risk and (3) maintain adequate liquidity. The expected return on Multiemployer Plan assets is set at the long-term rate expected to be earned based on the long-term investment strategy of the Multiemployer Plan. In estimating the expected rate of return for each asset class, factors such as historical rates of return, expected future risk-free rates of return and anticipated returns given the risk profile of each asset class are analyzed.

The valuation methodologies used for assets measured at fair value are:

•	Group and funded annuity contracts: contract value is equivalent to fair value, as the interest-crediting rates are periodically reset to align with market rates at the discretion of the issuer.

•
Pooled separate accounts: the net asset value of separate account shares is based on the latest quoted market price of the underlying investments or in the case of a real estate separate account, estimates of the current market value of the underlying property held.

•	Mutual funds: the net asset value of mutual funds is based on quoted market prices available in active markets.

•
Fixed maturities: the fair value of U.S. Treasuries is estimated using quoted market prices available in active markets. The fair value of corporate securities is obtained from third party pricing vendors. We have regular interaction with these vendors to ensure we understand their pricing methodologies and confirm they are utilizing observable market information.

•	Cash and cash equivalents: due to the short-term nature, the carrying amounts approximate fair value.

•
Alternative investments: the carrying value of the limited partnership interests reflects the Plan’s proportionate share of the net asset value of those partnerships, which is derived from the fair value of the underlying holdings, and as of December 31, 2018, excludes the net asset value of one limited partnership because that partnership’s fair value is measured using the net asset value per share practical expedient.

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
Level 3 - Inputs are unobservable and require management’s judgment about the assumptions that market participants would use in pricing the assets.

Fair Values of the Multiemployer Plan Assets by Asset Category and Hierarchy Levels

	December 31, 2018
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Mutual funds: (1)
U.S. equity funds	$20,138	$—	$—	$20,138
International funds	35,854	—	—	35,854
Pooled separate accounts: (1)
Short-term fixed income funds	—	510	—	510
Fixed income funds	—	12,117	—	12,117
U.S. equity funds	—	13,788	—	13,788
Real estate fund	—	12,455	—	12,455
Annuities: (2)
Group annuity contract	—	—	148,106	148,106
Funded annuity contracts	—	—	10,500	10,500
Fixed maturities: (3)
Corporate	—	24,002	—	24,002
United States government and agencies	25,039	—	—	25,039
Alternative investments: (4)
Limited partnerships	—	—	12,410	12,410
Cash and cash equivalents (5)	538	—	—	538
Total	$81,569	$62,872	$171,016	$315,457

	December 31, 2017
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Mutual funds: (1)
U.S. equity funds	$39,563	$—	$—	$39,563
International funds	40,349	—	—	40,349
Pooled separate accounts: (1)
Short-term fixed income funds	—	793	—	793
Fixed income funds	—	14,689	—	14,689
U.S. equity funds	—	32,726	—	32,726
Real estate fund	—	15,526	—	15,526
Annuities: (2)
Group annuity contract	—	—	181,403	181,403
Funded annuity contracts	—	—	10,776	10,776
Alternative investments: (4)
Limited partnerships	—	—	9,571	9,571
Total	$79,912	$63,734	$201,750	$345,396

(1)	Represents mutual funds and pooled separate account investments with Principal Life Insurance Company.

(2)	Represents group annuity contracts with Farm Bureau Life.

(3)	Represents bonds to support liability driven investing strategy.

(4)
Represents interests in several limited partnerships. As of December 31, 2018, a limited partnership with a fair value estimate of $0.6 million using net asset value per share as a practical expedient has not been classified in the fair value hierarchy above in accordance with fair value reporting guidance.

(5)	Represents approximate fair value of cash held.

Level 3 Multiemployer Plan Asset Changes in Fair Value

	December 31, 2018
			Return on assets
	December 31, 2017	Purchases (disposals), net	Held at year end	Sold during year	Transfers into (out) of level 3	December 31, 2018
	(Dollars in thousands)
Group annuity contract	$181,403	$(21,353)	$7,056	$—	$(19,000)	$148,106
Funded annuity contracts	10,776	(896)	620	—	—	10,500
Limited partnerships	9,571	1,789	1,050	—	—	12,410
Total	$201,750	$(20,460)	$8,726	$—	$(19,000)	$171,016

	December 31, 2017
			Return on assets
	December 31, 2016	Purchases (disposals), net	Held at year end	Sold during year	Transfers into (out) of level 3	December 31, 2017
	(Dollars in thousands)
Group annuity contract	$141,782	$33,221	$6,400	$—	$—	$181,403
Funded annuity contracts	11,382	(1,258)	652	—	—	10,776
Limited partnerships	8,447	314	810	—	—	9,571
Total	$161,611	$32,277	$7,862	$—	$—	$201,750

Other Retirement Plans

We participate with affiliated and unaffiliated employers in a 401(k) defined contribution plan, which covers substantially all employees. We match employee contributions and provide an additional discretionary contribution as summarized in the table below. Costs are allocated among the affiliates on a basis of time incurred by the respective employees for each company. Our expense related to this plan totaled $2.9 million in 2018, $2.6 million in 2017 and $2.4 million in 2016.

Attained age 40 and 10 years of service at December 31, 2012	Accruing years of service in the Multiemployer Plan	100% Employer Match	50% Employer Match	Discretionary Employer Contribution
Yes	Yes	first 2% of employee’s contributions	employee contributions between 2% and 4%	No
No	No	first 4% of employee’s contributions	employee contributions between 4% and 6%	2.75% to 5.75%

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

In addition to benefits offered under the aforementioned benefit plans, we participate with affiliated and unaffiliated employers in a plan that provides group term life insurance benefits to retirees. We froze our portion of the plan on December 31, 2016 such that no new participants will enter the plan. During 2016, we recognized $0.2 million in curtailment gain related to freezing the group term life benefits to retirees. We also have two single-employer plans, frozen to new participants, that provide health and medical benefits to a small group of retirees. Postretirement benefit (income)/expense for this plan is allocated in a manner consistent with pension expense discussed above and totaled less than ($0.1) million in 2018 and ($0.1) million in 2017 and 2016. Changes in the underfunded portion of these plans, reported in other comprehensive income, aggregated less than ($0.1) million in 2018, ($0.1) million in 2017 and less than ($0.1) million in 2016. During 2018, our allocated expense totaled $0.4 million related to 18 months of medical benefits to be provided to employees who accepted the voluntary early retirement window offered during 2018.

Share-based Compensation Plans

The share-based payment arrangements under our Class A Common Stock Compensation Plan are described below. Expenses have been fully recognized under this plan.

We also have a Cash-Based Restricted Stock Unit Plan. We allocate a portion of the expense for these arrangements to affiliates; expense amounts below represent our share of these expenses. Compensation expense for arrangements under this plan totaled $1.7 million for 2018, $1.9 million for 2017 and $2.3 million for 2016. The income tax benefit recognized in the statements of operations for this arrangement totaled $0.6 million in 2018, $1.0 million in 2017 and $1.2 million in 2016.

Stock Option Awards

Prior to 2012, we granted stock options for Class A common stock to officers and employees, which have a contractual term of 10 years. Prior to 2009, we also granted stock options for Class A common stock to directors, which were fully vested upon grant and had a contractual term that varied with the length of time the director remained on the Board, up to 10 years. The exercise price for all options is equal to the fair value of the common stock on the grant date.

Stock Option Activity
	Number of Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
	(Dollars in thousands, except per share data)
Shares under option at January 1, 2018	23,868	$21.92
Exercised	(12,692)	19.12
Forfeited or expired	—	—
Shares under option at December 31, 2018	11,176	25.11	1.42	$453

Vested at December 31, 2018	11,176	$25.11	1.42	$453
Exercisable options at December 31, 2018	11,176	$25.11	1.42	$453

(1)	Represents the difference between the share price and exercise price for each option, excluding options for which the exercise price is above the share price, at December 31, 2018.

The intrinsic value of options exercised during the year totaled $0.7 million for 2018, $0.8 million for 2017 and $3.2 million for 2016.

We issue new shares to satisfy stock option exercises.    Cash received from stock options exercised totaled $0.3 million for 2018, $0.7 million for 2017 and $2.5 million for 2016. The actual tax benefit realized from stock options exercised totaled $0.1 million for 2018, $0.2 million for 2017 and $1.0 million for 2016.

Cash-Based Restricted Stock Units

We annually grant performance and non-performance cash-based restricted stock units to certain executives. The restricted stock units will vest and be paid out in cash over 5 years, contingent on continued employment with us. The performance units have the same vesting requirements, but are also contingent upon meeting a financial goal.

The amount payable per unit awarded is equal to the price per share of the Company’s common stock at settlement of the award, and as such, we measure the value of the award each reporting period based on the current stock price. The effects of changes in the stock price during the service period are recognized as compensation cost over the service period.

Restricted Stock Unit Activity
	Number of Units	Weighted-Average Grant-Date Fair Value per Unit
Restricted stock units at January 1, 2018	102,578	$52.85
Granted	24,639	71.20
Vested	(40,231)	46.99
Forfeited or canceled	(9,795)	60.73
Restricted stock units at December 31, 2018	77,191	60.76

The weighted average grant-date fair value per common share of restricted stock units granted was $71.20 in 2018, $69.10 in 2017 and $60.34 in 2016. Unrecognized compensation expense related to unvested restricted stock units based on the stock price at December 31, 2018 totaled $2.0 million. This expense is expected to be recognized over a weighted-average period of 1.89 years. Dividends are paid on restricted stock units upon vesting. Cash payments including dividends for restricted stock units totaled $3.3 million in 2018 and 2017 and 2.7 million in 2016.

Other

We have a Director Compensation Plan under which non-employee directors on our Board may elect to receive a portion of their compensation in the form of cash or deferred cash-based stock units. Cash-based stock units outstanding under this plan totaled 25,016 at December 31, 2018 and 25,243 at December 31, 2017. Prior to 2012, deferred stock units were used instead of deferred cash-based stock units. Under this plan, we have deferred stock units outstanding totaling 50,194 at December 31, 2018 and 53,254 at December 31, 2017. At December 31, 2018, there were 105,687 shares of Class A common stock available for future issuance under the Director Compensation Plan.

We also have an Executive Salary and Bonus Deferred Compensation Plan under which certain officers of the Company were allowed to use their base salary and annual cash bonus to purchase deferred cash-based stock units. Cash-based stock units outstanding under this plan totaled 10,743 at December 31, 2018 and 11,661 at December 31, 2017. Prior to 2012, deferred stock units were used instead of deferred cash-based stock units. Under this plan, we have deferred stock units outstanding totaling 48,312 at December 31, 2018 and 50,208 at December 31, 2017. At December 31, 2018, shares of Class A common stock available for future issuance under this plan totaled 95,304. This plan was frozen to future deferrals on December 31, 2013.

We also have an Executive Excess 401(k) Plan under which officers of the Company who met salary guidelines and 401(k) contribution guidelines were allowed to purchase unregistered deferred stock units. Under this plan, we have deferred stock units outstanding totaling 3,327 at December 31, 2018 and 3,175 at December 31, 2017. This plan was frozen to future deferrals on December 31, 2013.

9. Management and Other Agreements

We have management agreements under which we provide general business, administrative and management services to Farm Bureau Property & Casualty Insurance Company and other affiliates. Fee income for these services totaled $2.0 million in 2018 and 2017 and $2.2 million in 2016. In addition, as discussed in Note 1, we provide investment advisory services and lease property and equipment under agreements with Farm Bureau Property & Casualty, other affiliates and non-affiliates.

We share certain office facilities and services with the IFBF and its affiliated companies. These expenses are allocated based on cost and time studies that are updated annually and consist primarily of rent, salaries and related expenses, travel and other operating costs. In addition, Farm Bureau Management Corporation, a wholly-owned subsidiary of the IFBF, provides certain services to us under a separate arrangement. We incurred related expenses totaling $1.2 million in 2018, $1.1 million in 2017 and $1.0 million in 2016.

We also have an expense allocation agreement with Farm Bureau Property & Casualty Insurance Company for the use of property and equipment. Expense relating to this agreement totaled $0.3 million in 2018, 2017 and 2016.

We have service agreements with the Farm Bureau-affiliated property-casualty companies operating within our marketing territory, including Farm Bureau Property & Casualty Insurance Company and another affiliate. Under the service agreements, the property-casualty companies are responsible for development and management of our agency force for a fee. We incurred expenses totaling $9.2 million in 2018, $9.1 million in 2017 and $8.6 million in 2016 relating to these arrangements.

We are licensed by the IFBF to use the “Farm Bureau” and “FB” designations in Iowa. In connection with this license, we incurred royalty expense totaling $0.6 million in 2018, 2017 and 2016. We have similar arrangements with other state Farm Bureau organizations in our market territory. Total royalty expense to Farm Bureau organizations other than the IFBF totaled $1.8 million in 2018, 2017 and 2016. The royalty agreement with the IFBF provides IFBF an option to terminate the agreement if our quarterly common stock dividend is less than $0.10 per share.

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

We lease our home office properties under a 10-year operating lease, which expires in 2021, from a wholly-owned subsidiary of the IFBF. Future remaining minimum lease payments under this lease, as of December 31, 2018, are as follows: 2019 - $2.2 million, 2020 - $2.2 million and 2021 - $2.2 million. Rent expense for the lease totaled $4.3 million in 2018 and $4.1 million in 2017 and 2016. These amounts are net of $0.2 million in 2018, 2017 and 2016 in amortization of a deferred gain on the exchange of our home office properties for common stock in 1998. The remaining unamortized deferred gain totaled $0.5 million at December 31, 2018 and $0.7 million at December 31, 2017.

From time to time, assessments are levied on our insurance subsidiaries by life and health guaranty associations in most states in which the subsidiaries are licensed. These assessments, which are accrued for, are to cover losses of policyholders of insolvent or rehabilitated companies. In some states, these assessments can be partially recovered through a reduction in future premium taxes. Expenses for guaranty fund assessments, net of related premium tax offsets, totaled less than $0.1 million in 2018, 2017 and 2016.

11. Earnings per Share

Computation of Earnings per Common Share

	Year ended December 31,
	2018	2017	2016
	(Dollars in thousands, except per share data)
Numerator:
Net income attributable to FBL Financial Group, Inc.	$93,793	$187,305	$102,842
Less: Dividends on Series B preferred stock	150	150	150
Income available to common stockholders	$93,643	$187,155	$102,692

Denominator:
Weighted-average shares - basic	24,932,189	25,038,334	24,985,400
Effect of dilutive securities - stock-based compensation	12,412	19,111	43,683
Weighted-average shares - diluted	24,944,601	25,057,445	25,029,083

Earnings per common share	$3.76	$7.47	$4.11
Earnings per common share - assuming dilution	$3.75	$7.47	$4.10

There were no antidilutive stock options outstanding in any period presented.

12. Statutory Insurance Information

The statutory financial statements of Farm Bureau Life and Greenfields are prepared in accordance with the accounting practices prescribed or permitted by the Insurance Division of the state of Iowa. The insurance division has adopted the accounting guidance contained in the National Association of Insurance Commissioners (NAIC) Accounting Practices and Procedures manual (NAIC SAP) as the prescribed accounting practice for insurance companies domiciled in Iowa. The insurance division may permit accounting practices that differ from those prescribed by NAIC SAP. Farm Bureau Life has adopted such practices related to index products and option accounting which resulted in $7.5 million lower net income and $2.6 million higher statutory surplus than NAIC SAP in 2018. These practices resulted in an immaterial difference to net income and no difference to statutory surplus in 2017 or 2016. Several differences exist between GAAP and statutory accounting practices. Principally, under statutory accounting, deferred acquisition costs are not capitalized, fixed maturity securities are generally carried at amortized cost, insurance liabilities are presented net of reinsurance, contract holder liabilities are generally valued using more conservative assumptions and certain assets are non-admitted.

Statutory Information of our Insurance Subsidiaries

	Year ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Farm Bureau Life:
Net gain from operations (excludes impact of realized gains and losses on investments)	$100,819	$106,062	$106,143
Net income	103,923	104,947	100,657
Greenfields:
Net loss from operations (excludes impact of realized gains and losses on investments)	(321)	(192)	(443)
Net loss	(321)	(192)	(443)

Statutory Information of our Insurance Subsidiaries - Continued

	Farm Bureau Life		Greenfields
	December 31,		December 31,
	2018	2017	2018	2017
	(Dollars in thousands)
Total capital and surplus	$637,205	$615,973	$8,677	$9,006
Unassigned surplus (deficit)	503,722	482,490	(2,123)	(1,794)
Risk-Based Capital measurements:
Total adjusted capital	704,541	682,570	8,688	9,028
Company action level capital	127,632	123,628	218	172
RBC Ratio	552%	552%	3,978%	5,249%

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

Farm Bureau Life’s ability to pay dividends to the parent company is restricted by the Iowa Insurance Holding Company Act to earned surplus arising from its business as of the date the dividend is paid. In addition, prior approval of the Iowa Insurance Commissioner is required for a dividend distribution of cash or other property whose fair value, together with that of other dividends made within the preceding 12 months, exceeds the greater of (i) 10% of policyholders’ surplus as of the preceding year end, or (ii) the statutory net gain from operations of the insurer for the preceding calendar year. As shown in the tables above, at December 31, 2018, Farm Bureau Life’s net gain from operations of $100.8 million, exceeded 10% of statutory surplus; accordingly, that amount is the maximum available for distribution to FBL Financial Group, Inc. without regulatory approval during 2019. Timing of such dividends during the year is limited based on the timing of dividends paid within the preceding 12 months.

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

The Life Insurance segment consists of whole life, term life and universal life policies, including indexed universal life (IUL). These policies provide benefits upon the death of the insured and may also allow the customer to build cash value on a tax-deferred basis. With IUL, we bear the underlying investment risk and credit interest in an amount equal to a percentage of the gain in a specified market index, subject to minimum guarantees.

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

We use non-GAAP operating income (a measure of earnings not recognized under GAAP), in addition to net income, to measure our performance. Non-GAAP operating income, for the periods presented, consists of net income adjusted to exclude the impact of changes in federal statutory income tax rates and tax laws, realized gains and losses on investments and the change in fair value of derivatives and equity securities, which can fluctuate greatly from period to period. These fluctuations make it difficult to analyze core operating trends. In addition, for derivatives not designated as hedges, there is a mismatch between the valuation of the asset and liability when deriving net income (loss). Specifically, call options relating to our indexed business are one-year assets while the embedded derivatives in the indexed contracts represent the rights of the contract holder to receive index credits over the entire period the indexed annuities are expected to be in force.
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
We analyze our segment results based on pre-tax non-GAAP operating income. Accordingly, income taxes are not allocated to the segments. In addition, non-GAAP operating results are reported net of transactions between the segments. Adjustments to net income are net of amortization of unearned revenue reserves, deferred acquisition costs and value of insurance in force acquired, as well as changes in interest sensitive product reserves and income taxes attributable to these items. While not applicable for the periods reported herein, our non-GAAP operating income policy also calls for adjustments to net income relating to the following:

•	settlements or judgments arising from lawsuits, net of any recoveries from third parties,

•	the cumulative effect of changes in accounting principles and

•	discontinued operations.

Reconciliation Between Net Income and Non-GAAP Operating Income

	Year ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Net income attributable to FBL Financial Group, Inc. (1)	$93,793	$187,305	$102,842
Net income adjustments:
Initial impact of the Tax Act (2)	(617)	(81,157)	—
Net realized gains/losses on investments (3) (4)	9,546	459	713
Change in fair value of derivatives (3)	6,188	(2,549)	(1,485)
Non-GAAP operating income (1)	$108,910	$104,058	$102,070

Financial Information Concerning our Operating Segments

	Year ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Pre-tax non-GAAP operating income:
Annuity	$62,846	$68,821	$66,025
Life Insurance	47,680	53,856	55,977
Corporate and Other (1)	16,013	23,350	22,095
Total pre-tax non-GAAP operating income (1)	126,539	146,027	144,097
Income taxes on non-GAAP operating income (1)	(17,629)	(41,969)	(42,027)
Non-GAAP operating income (1)	$108,910	$104,058	$102,070

Non-GAAP operating revenues:
Annuity	$223,996	$224,184	$214,486
Life Insurance	430,194	418,593	414,446
Corporate and Other	93,681	94,340	92,703
	747,871	737,117	721,635
Net realized gains/losses on investments (3) (4)	(12,455)	(1,469)	(1,771)
Change in fair value of derivatives (3)	(15,790)	2,263	6,550
Consolidated revenues	$719,626	$737,911	$726,414

Net investment income:
Annuity	$218,823	$219,700	$210,679
Life Insurance	158,003	158,318	154,427
Corporate and Other	33,272	34,918	32,514
	410,098	412,936	397,620
Change in fair value of derivatives	(15,480)	2,263	6,550
Consolidated net investment income	$394,618	$415,199	$404,170

Depreciation and amortization:
Annuity	$9,335	$6,489	$8,253
Life Insurance	16,515	18,720	15,117
Corporate and Other	7,025	(1,120)	5,178
	32,875	24,089	28,548
Net realized gains (losses) on investments (3)	(184)	(240)	(673)
Change in fair value of derivatives (3)	(1,598)	(639)	562
Consolidated depreciation and amortization	$31,093	$23,210	$28,437

Operating Segment Assets
	December 31,
	2018	2017
	(Dollars in thousands)
Assets:
Annuity	$4,627,277	$4,608,735
Life Insurance	3,528,561	3,367,562
Corporate and Other (1)	1,554,634	1,696,999
	9,710,472	9,673,296
Unrealized gains in accumulated other comprehensive income (5)	123,158	380,105
Consolidated assets (1)	$9,833,630	$10,053,401

(1)	Prior period amounts have been adjusted to reflect the accounting change for LIHTC investments. See Note 1 to our consolidated financial statements for additional information.

(2)	Amount represents a change in our deferred tax assets and liabilities due to the enactment of the Tax Act. See Note 5 to our consolidated financial statements for additional information.

(3)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred acquisition costs, value of insurance in force acquired, interest sensitive product reserves and income taxes attributable to these items.

(4)	Beginning in 2018, amounts include the change in fair value of equity securities due to a change in accounting guidance. See Note 1 to our consolidated financial statements for additional information.

(5)	Amounts are net adjustments for assumed changes in deferred acquisition costs and value of insurance in force acquired attributable to these items.

Depreciation and amortization related to property and equipment are allocated to the product segments while the related property, equipment and capitalized software are allocated to the Corporate and Other segment. Depreciation and amortization for the Corporate and Other segment include $4.5 million for 2018, $4.1 million for 2017 and $4.4 million for 2016 relating to leases with affiliates. In the consolidated statements of operations, we record these depreciation amounts net of related lease income from affiliates.

Interest expense is attributable to the Corporate and Other segment. Expenditures for long-lived assets were not significant during the periods presented above. Goodwill at December 31, 2018 and 2017 was allocated to the segments as follows: Annuity ($3.9 million) and Life Insurance ($6.1 million).

Equity income related to securities and indebtedness of related parties is attributable to the Life Insurance and Corporate and Other segments. As discussed in Note 1, LIHTC investments are no longer included in equity income and prior period amounts have been adjusted to reflect the accounting change. The following chart provides the related equity income by segment.

Equity Income by Operating Segment
	Year ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Pre-tax equity income:
Life Insurance	$3,840	$2,741	$—
Corporate and Other	1,778	1,243	3,490
Total pre-tax equity income	5,618	3,984	3,490

Income taxes	(1,179)	(1,394)	(1,221)
Equity income, net of related income taxes	$4,439	$2,590	$2,269

Premiums collected, which is not a measure used in financial statements prepared according to GAAP, include premiums received on life insurance policies and deposits on annuities and universal life-type products. Premiums collected is a common life insurance industry measure of agent productivity. Net premiums collected totaled $640.1 million in 2018, $631.0 million in 2017 and $689.7 million in 2016.

Under GAAP, premiums on whole life and term life policies are recognized as revenues over the premium-paying period and reported in the Life Insurance segment. The following chart provides a reconciliation of life insurance premiums collected to those reported in the GAAP financial statements.

Reconciliation of Traditional Life Insurance Premiums, Net of Reinsurance
	Year ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Traditional and universal life insurance premiums collected	$304,229	$292,344	$281,551
Premiums collected on interest sensitive products	(106,609)	(97,963)	(85,622)
Traditional life insurance premiums collected	197,620	194,381	195,929
Change in due premiums and other	692	949	985
Traditional life insurance premiums as included in the Consolidated Statements of Operations.	$198,312	$195,330	$196,914

There is no comparable GAAP financial measure for premiums collected on annuities and universal life-type products. GAAP revenues for those interest sensitive and variable products consist of various policy charges and fees assessed on those contracts, as summarized in the chart below.

Interest Sensitive Product Charges by Segment
	Year ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Annuity
Surrender charges and other	$5,173	$4,484	$3,803

Life Insurance
Administration charges	$16,944	$15,487	$14,170
Cost of insurance charges	50,727	46,096	48,111
Surrender charges	2,352	1,913	1,181
Amortization of policy initiation fees	3,972	1,437	(24)
Total	$73,995	$64,933	$63,438

Corporate and Other
Administration charges	$5,021	$5,332	$5,547
Cost of insurance charges	29,151	29,670	29,805
Surrender charges	92	150	213
Separate account charges	8,535	8,246	7,957
Amortization of policy initiation fees	822	121	1,165
Total	$43,621	$43,519	$44,687

Consolidated interest sensitive product charges as included in the Statements of Operations	$122,789	$112,936	$111,928

Cost of insurance charges in the Life Insurance segment decreased in 2017, compared to 2016, due to a $3.2 million correction of fees charged during prior periods on a closed block of business.

Changes in amortization of policy initiation fees, compared to the prior year periods, is primarily due to the impact of unlocking assumptions used in the calculation of unearned revenue reserves.

Premium Concentration by State
	Year ended December 31,
	2018	2017	2016
Life and annuity collected premiums:
Iowa	25.5%	25.9%	25.1%
Kansas	19.2	18.1	19.1
Oklahoma	7.9	8.2	8.0

14. Quarterly Financial Information (Unaudited)

Unaudited Quarterly Results of Operations

	2018
Quarter ended	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share data)
Premiums and product charges	$79,595	$81,997	$79,285	$80,224
Net investment income	101,022	103,974	105,757	83,865
Realized gains (losses) on investments	(2,787)	841	(759)	(9,569)
Total revenues	182,430	190,449	188,111	158,636
Net income attributable to FBL Financial Group, Inc.	23,565	32,803	31,010	6,415

Earnings per common share	$0.94	$1.31	$1.24	$0.26
Earnings per common share - assuming dilution	$0.94	$1.31	$1.24	$0.26

	2017
Quarter ended	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share data)
Premiums and product charges	$77,635	$79,718	$75,091	$75,822
Net investment income	100,994	103,908	102,950	107,347
Realized gains (losses) on investments	(469)	921	14	(1,420)
Total revenues	181,920	188,997	181,556	185,438
Net income attributable to FBL Financial Group, Inc.	25,144	32,054	26,127	103,980

Earnings per common share	$1.00	$1.28	$1.04	$4.15
Earnings per common share - assuming dilution	$1.00	$1.28	$1.04	$4.15

Net income and earnings per share for the quarter ended December 31, 2017 reflect the initial impact of the Tax Act. See Note 1 and Note 5 for more details. During 2018, we voluntarily changed our accounting policy for low income housing tax credit (LIHTC) investments from the equity method to the proportional amortization method, see Note 1 for more details. Prior periods have been adjusted.

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

Our internal control over financial reporting changes from time-to-time as we modify and enhance our systems and processes to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. Any significant changes in controls are evaluated prior to implementation to help ensure the continued effectiveness of our internal controls and internal control environment. While changes have taken place in our internal controls during the quarter ended December 31, 2018, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

See Item 8 for Management’s Report on Internal Control Over Financial Reporting. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this examination.

ITEM 9B. OTHER INFORMATION

There is no information required to be disclosed on Form 8-K for the quarter ended December 31, 2018 that has not been previously reported.

PART III

The information required by Part III, Items 10 through 14, is hereby incorporated by reference from our definitive proxy statement for our annual shareholders meeting to be held May 15, 2019, to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2018.

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
		8-K	001-11917	June 6, 1997
10.1	Trademark License from the American Farm Bureau Federation to Farm Bureau Life Insurance Company, dated May 20, 1987	10-K	001-11917	December 31, 2017
10.2	Form of Royalty Agreement with Farm Bureau organizations adopted 2009	10-K	001-11917	December 31, 2009
10.3	Restated Services Agreement between FBL Financial Group, Inc. and Farm Bureau Management Corporation, dated May 2017	10-K	001-11917	December 31, 2017
10.4
Management Services Agreement effective as of January 1, 2012 between Farm Bureau Mutual Holding Company, Farm Bureau Multi-State Services, Inc., Farm Bureau Property & Casualty Insurance Company and Western Agricultural Insurance Company, and FBL Financial Group, Inc.
		10-K	001-11917	December 31, 2012
10.5	Lease Agreement dated as of March 31, 1998 between IFBF Property Management, Inc., FBL Financial Group, Inc. and Farm Bureau Property & Casualty Insurance Company	10-Q	001-11917	March 31, 1998
10.5(a)	Amendment effective January 1, 2012 to Lease Agreement	10-K	001-11917	December 31, 2011
10.6	Building Management Services Agreement, dated March 31, 1998, between IFBF Property Management, Inc. and FBL Financial Group, Inc.	10-Q	001-11917	March 31, 1998
10.7*	2006 Class A Common Stock Compensation Plan as amended through February 17, 2011	10-Q	001-11917	March 31, 2011
10.7(a)*	Form of Stock Option Agreement, pursuant to the FBL Financial Group, Inc. 2006 Class A Common Stock Compensation Plan	10-Q	001-11917	March 31, 2011
10.8*	Executive Salary and Bonus Deferred Compensation Plan as amended through August 21, 2013	10-Q	001-11917	September 30, 2013
10.9*	Rules for Payment of Meeting Fees, Retainers and Expenses to the Board of Directors of FBL Financial Group, Inc.	10-K	001-11917	December 31, 2007
10.10*	Rules for Payment of Meeting Fees, Retainers and Expenses to the Board of Directors of Farm Bureau Life Insurance Company	10-K	001-11917	December 31, 2017
10.11*	Management Performance Plan, effective January 1, 2016	10-Q	001-11917	March 31, 2016
10.12*	Director Compensation Plan as amended through December 15, 2011	10-K	001-11917	December 31, 2011
10.13*	Cash-Based Restricted Stock Unit Plan as amended through August 21, 2013	10-Q	001-11917	September 30, 2013

Incorporated by reference
Exhibit #	Description	Form	SEC File No.	Report Date
10.14*	Form of Restricted Stock Unit Agreement between the Company and participants (other than the Chief Executive Officer) in the Company's Cash-Based Restricted Stock Unit Plan.	10-Q	001-11917	March 31, 2014
10.15*	Form of 2016 Restricted Stock Unit Agreement between the Company and its executive officers	10-Q	001-11917	March 31, 2016
10.16*	Form of 2016 Restricted Stock Unit Agreement between the Company and participants (other than executive officers)	10-Q	001-11917	March 31, 2016
10.17*	Form of 2017 Restricted Stock Unit Agreement between the Company and its executive officers	10-Q	001-11917	March 31, 2017
10.18*	Form of 2017 Restricted Stock Unit Agreement between the Company and participants (other than executive officers)	10-Q	001-11917	March 31, 2017
10.19*	Form of 2018 Restricted Stock Unit Agreement between the Company and its executive officers	10-Q	001-11917	March 31, 2018
10.20*	Form of 2018 Restricted Stock Unit Agreement between the Company and participants (other than executive officers)	10-Q	001-11917	March 31, 2018
10.21*	Restricted Stock Unit Agreement dated February 1, 2015 between James P. Brannen and the Company	10-Q	001-11917	March 31, 2015
10.22*	Cash-Based Restricted Surplus Unit Plan, effective November 18, 2015	10-K	001-11917	December 31, 2015
10.23*	Form of 2016 Restricted Surplus Unit Agreement between the Company and its executive officers	10-Q	001-11917	March 31, 2016
10.24*	Form of 2016 Restricted Surplus Unit Agreement between the Company and participants (other than executive officers)	10-Q	001-11917	March 31, 2016
10.25*	Form of 2017 Restricted Surplus Unit Agreement between the Company and its executive officers	10-Q	001-11917	March 31, 2017
10.26*	Form of 2017 Restricted Surplus Unit Agreement between the Company and participants (other than executive officers)	10-Q	001-11917	March 31, 2017
10.27*	Form of 2018 Restricted Surplus Unit Agreement between the Company and its executive officers	10-Q	001-11917	March 31, 2018
10.28*	Form of 2018 Restricted Surplus Unit Agreement between the Company and participants (other than executive officers)	10-Q	001-11917	March 31, 2018
21+	Subsidiaries of FBL Financial Group, Inc.
23+	Consent of Independent Registered Public Accounting Firm
31.1+	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101+#
Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language) from FBL Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018 as follows: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Financial Statements.

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
Date: February 27, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES P. BRANNEN James P. Brannen	Chief Executive Officer (Principal Executive Officer) and Director	February 27, 2019

/s/ DONALD J. SEIBEL Donald J. Seibel	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 27, 2019

/s/ ANTHONY J. ALDRIDGE Anthony J. Aldridge	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2019

/s/ CRAIG D. HILL Craig D. Hill	Chairman of the Board and Director	February 27, 2019

/s/ PAUL E. LARSON Paul E. Larson	Vice Chair and Director	February 27, 2019

Roger K. Brooks	Director	February 27, 2019

/s/ RICHARD W. FELTS Richard W. Felts	Director	February 27, 2019

/s/ JOE D. HEINRICH Joe D. Heinrich	Director	February 27, 2019

/s/ JAMES A. HOLTE James A. Holte	Director	February 27, 2019

/s/ PAUL A. JUFFER Paul A. Juffer	Director	February 27, 2019

/s/ KEVIN D. PAAP Kevin D. Paap	Director	February 27, 2019

/s/ SCOTT E. VANDERWAL Scott E. VanderWal	Director	February 27, 2019

Schedule I - Summary of Investments - Other
Than Investments in Related Parties
FBL FINANCIAL GROUP, INC.
December 31, 2018

Column A	Column B	Column C	Column D
Type of Investment	Cost (1)	Value	Amount at which shown in the balance sheet
	(Dollars in thousands)
Fixed maturities, available for sale:
Bonds:
Corporate	$3,231,846	$3,279,885	$3,279,885
Mortgage- and asset-backed	2,155,137	2,192,996	2,192,996
United States Government and agencies	19,673	20,535	20,535
States and political subdivisions	1,449,621	1,539,629	1,539,629
Total	6,856,277	$7,033,045	7,033,045

Equity securities:
Common stocks:
Banks, trusts and insurance companies	5,303	$5,261	5,261
Industrial, miscellaneous and all other	3,301	3,301	3,301
Non-redeemable preferred stocks	84,960	84,295	84,295
Total	93,564	$92,857	92,857

Mortgage loans (2)	1,042,936		1,039,829
Investment real estate (2)	1,703		1,543
Policy loans	197,366		197,366
Short-term investments	15,713		15,713
Other investments	36,704		33,765
Total investments	$8,244,263		$8,414,118

(1)
Cost adjusted for repayments and amortization of premiums and accrual of discounts for fixed maturities and short-term investments; original cost for equity securities, real estate and other investments; and unpaid principal balance for mortgage loans and policy loans.

(2)	Amount shown on balance sheet differs from cost due to allowance for possible losses.

-Schedule II - Condensed Financial Information of Registrant
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Condensed Balance Sheets
(Dollars in thousands)

	December 31,
	2018	2017
Assets
Investments in subsidiaries (eliminated in consolidation)	$1,233,663	$1,410,937
Fixed maturities - available for sale, at fair value (amortized cost: 2018 - $21,420; 2017 - $24,936)	25,647	29,430
Equity securities (cost: 2018 - $5,304; 2017 - $3,764)	5,262	4,313
Short-term investments	5,607	6,460
Cash and cash equivalents	12,116	23,954
Amounts receivable from affiliates	935	1,142
Amounts receivable from subsidiaries (eliminated in consolidation)	3,719	3,807
Accrued investment income	18	16
Current income taxes recoverable	338	—
Deferred income tax assets	6,474	7,098
Other assets	13,257	13,381
Total assets	$1,307,036	$1,500,538

Liabilities and stockholders’ equity
Liabilities:
Accrued expenses and other liabilities	$25,896	$26,093
Amounts payable from subsidiaries (eliminated in consolidation)	1	6
Current income taxes	—	372
Long-term debt payable to non-affiliates	97,000	97,000
Total liabilities	122,897	123,471

Stockholders’ equity:
Preferred stock	3,000	3,000
Class A common stock	152,652	153,589
Class B common stock	72	72
Accumulated other comprehensive income	91,318	284,983
Retained earnings	937,097	935,423
Total stockholders’ equity	1,184,139	1,377,067
Total liabilities and stockholders’ equity	$1,307,036	$1,500,538

See accompanying notes to condensed financial statements.

Schedule II -Condensed Financial Information of Registrant (Continued)
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Condensed Statements of Operations
(Dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Net investment income	$2,381	$1,972	$2,013
Realized gains (losses) on investments	(591)	—	—
Dividends from subsidiaries (eliminated in consolidation)	91,997	71,500	85,900
Management fee income from affiliates	2,001	2,001	2,179
Management fee income from subsidiaries (eliminated in consolidation)	6,458	5,805	5,652
Other income	2	2	2
Total revenues	102,248	81,280	95,746
Expenses:
Interest expense	4,850	4,850	4,850
General and administrative expenses	8,605	8,408	9,002
Total expenses	13,455	13,258	13,852
	88,793	68,022	81,894
Income tax benefit (expense)	2,175	(2,321)	2,349
Income before equity in undistributed income of subsidiaries	90,968	65,701	84,243
Equity in undistributed income of subsidiaries (eliminated in consolidation)	2,825	121,604	18,599
Net income	$93,793	$187,305	$102,842

See accompanying notes to condensed financial statements.

Schedule II - Condensed Financial Information of Registrant (Continued)
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Condensed Statements of Cash Flows
(Dollars in thousands)

	Year ended December 31,
	2018	2017	2016
Net cash provided by (used in) operating activities	$(2,102)	$417	$(4,342)

Investing activities
Sales, maturities or redemptions of fixed maturities - available for sale	4,641	5,478	5,641
Acquisitions of equity securities - available for sale	(1,147)	(702)	(1,397)
Short-term investments, net change	853	(472)	7,078
Dividends from subsidiaries (eliminated in consolidation)	91,997	71,500	85,900
Net cash provided by investing activities	96,344	75,804	97,222

Financing activities
Excess tax deductions on stock-based compensation	—	—	846
Issuance (repurchase) of common stock, net	(15,152)	330	1,840
Capital contribution to subsidiary	(7,800)	(2,000)	—
Dividends paid	(83,128)	(81,400)	(91,602)
Net cash used in financing activities	(106,080)	(83,070)	(88,916)
Increase (decrease) in cash and cash equivalents	(11,838)	(6,849)	3,964
Cash and cash equivalents at beginning of year	23,954	30,803	26,839
Cash and cash equivalents at end of year	$12,116	$23,954	$30,803

Supplemental disclosure of cash flow information
Cash received (paid) during the year for:
Income taxes	$1,617	$2,849	$5,486
Interest	(4,850)	(4,850)	(4,850)

See accompanying notes to condensed financial statements.

Schedule II - Condensed Financial Information of Registrant (Continued)
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Notes to Condensed Financial Statements
December 31, 2018

1. Basis of Presentation

The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of FBL Financial Group, Inc.

In the parent company only financial statements, our investments in subsidiaries are stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. In addition, the carrying value includes net unrealized gains/losses on the subsidiaries’ investments classified as “available for sale.”

2. Dividends from Subsidiaries

The parent company received dividends in the form of cash totaling $92.0 million in 2018, $71.5 million in 2017 and $85.9 million in 2016.

3. Debt

See Note 6 to the consolidated financial statements included in Item 8 for a description of the parent company’s debt The company’s debt matures in 2047.

4. Income Taxes

The Tax Act made broad changes to the U.S. tax code impacting our companies, including reducing the federal corporate tax rate from 35% to 21% and numerous base-broadening provisions. At December 31, 2017, we recorded a provisional estimate of the impact of the Tax Act, which resulted in a reduction of net deferred tax liabilities of $4.2 million. At December 31, 2018, the accounting for the Tax Act is complete, as the provisional estimates used have been finalized by filing the 2017 income tax return. This resulted in no significant impact to earnings. Additional estimates have been adjusted, resulting only in reclassification between deferred tax items, such as the deferred tax asset on future policy benefits. In these cases, the overall impact of the Tax Act did not change from 2017.

Schedule III - Supplementary Insurance Information
FBL FINANCIAL GROUP, INC.

Column A	Column B	Column C	Column D	Column E
	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned revenues	Other policyholder funds
	(Dollars in thousands)
December 31, 2018:
Annuity	$93,819	$4,036,152	$—	$338,646
Life Insurance	308,937	2,776,656	19,427	194,879
Corporate and Other	62,778	416,403	11,623	30,354
Impact of unrealized gains/losses	(46,732)	1,642	(5,134)	—
Total	$418,802	$7,230,853	$25,916	$563,879

December 31, 2017:
Annuity	$92,116	$3,963,187	$—	$355,877
Life Insurance	287,421	2,677,519	17,043	201,693
Corporate and Other	70,247	419,411	11,986	32,083
Impact of unrealized gains/losses	(147,173)	18,499	(12,705)	—
Total	$302,611	$7,078,616	$16,324	$589,653

December 31, 2016:
Annuity	$88,762	$3,827,295	$—	$364,966
Life Insurance	267,545	2,573,276	13,526	199,944
Corporate and Other	69,664	417,524	11,611	30,543
Impact of unrealized gains/losses	(95,647)	3,795	(4,215)	—
Total	$330,324	$6,821,890	$20,922	$595,453

Schedule III - Supplementary Insurance Information (Continued)
FBL FINANCIAL GROUP, INC.

Column A	Column F	Column G	Column H	Column I	Column J
	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred acquisition costs	Other operating expenses
	(Dollars in thousands)
December 31, 2018:
Annuity	$5,173	$218,823	$124,015	$11,243	$25,892
Life Insurance	272,797	158,003	276,571	15,264	84,389
Corporate and Other	43,622	33,272	34,465	8,869	8,637
Change in fair value of derivatives	(310)	(15,480)	(6,065)	(1,893)	—
Impact of realized gains/losses (1)	(181)	—	(24)	(346)	—
Total	$321,101	$394,618	$428,962	$33,137	$118,918

December 31, 2017:
Annuity	$4,484	$219,700	$122,224	$8,506	$24,633
Life Insurance	260,780	158,318	264,657	14,368	78,313
Corporate and Other	43,517	34,918	39,060	488	9,425
Change in fair value of derivatives	—	2,263	(1,021)	(639)	—
Impact of realized gains/losses	(515)	—	(19)	(216)	—
Total	$308,266	$415,199	$424,901	$22,507	$112,371

December 31, 2016:
Annuity	$3,803	$210,679	$113,543	$11,185	$23,733
Life Insurance	260,331	154,427	261,757	11,038	75,100
Corporate and Other	44,716	32,514	37,296	6,078	8,912
Change in fair value of derivatives	—	6,550	3,704	562	—
Impact of realized gains/losses	(8)	—	(32)	(638)	(3)
Total	$308,842	$404,170	$416,268	$28,225	$107,742

(1)	Beginning in 2018, amount includes changes in fair value of equity securities.

Schedule IV - Reinsurance
FBL FINANCIAL GROUP, INC.

Column A	Column B	Column C	Column D	Column E	Column F
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percent of amount assumed to net
	(Dollars in thousands)
Year ended December 31, 2018:
Life insurance in force, at end of year	$64,290,040	$14,029,567	$455,176	$50,715,649	0.9%
Insurance premiums and other considerations:
Interest sensitive product charges	$121,456	$1,044	$2,377	$122,789	1.9%
Traditional life insurance premiums	223,960	25,779	131	198,312	0.1%
Accident and health premiums	6,038	5,627	—	411	—
	$351,454	$32,450	$2,508	$321,512	0.8%
Year ended December 31, 2017:
Life insurance in force, at end of year	$62,667,310	$14,086,576	$487,284	$49,068,018	1.0%
Insurance premiums and other considerations:
Interest sensitive product charges	$111,616	$1,021	$2,341	$112,936	2.1%
Traditional life insurance premiums	220,866	25,832	296	195,330	0.2%
Accident and health premiums	6,486	6,069	—	417	—
	$338,968	$32,922	$2,637	$308,683	0.9%
Year ended December 31, 2016:
Life insurance in force, at end of year	$60,753,614	$14,258,457	$523,538	$47,018,695	1.1%
Insurance premiums and other considerations:
Interest sensitive product charges	$110,608	$1,003	$2,323	$111,928	2.1%
Traditional life insurance premiums	222,037	25,470	347	196,914	0.2%
Accident and health premiums	6,956	6,585	—	371	—
	$339,601	$33,058	$2,670	$309,213	0.9%