Form 10-Q
period 2019-03-31
FBL FINANCIAL GROUP INC
filed 2019-05-02
CIK 1012771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019.
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to _______________________

Commission File Number: 1-11917

(Exact name of registrant as specified in its charter)

Iowa	42-1411715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5400 University Avenue, West Des Moines, Iowa	50266-5997
(Address of principal executive offices)	(Zip Code)

(515) 225-5400
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, without par value	FFG	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Title of each class	Outstanding at May 1, 2019
Class A Common Stock, without par value	24,641,535
Class B Common Stock, without par value	11,413

(This page has been intentionally left blank.)

FBL FINANCIAL GROUP, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

ITEM 1. FINANCIAL STATEMENTS

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	March 31, 2019	December 31, 2018
Assets
Investments:
Fixed maturities - available for sale, at fair value (amortized cost: 2019 - $6,873,217; 2018 - $6,856,277)	$7,231,584	$7,033,045
Equity securities at fair value (cost: 2019 - $104,814; 2018 - $93,564)	108,525	92,857
Mortgage loans	1,023,655	1,039,829
Real estate	1,543	1,543
Policy loans	199,230	197,366
Short-term investments	11,515	15,713
Other investments	44,663	33,765
Total investments	8,620,715	8,414,118

Cash and cash equivalents	6,057	19,035
Securities and indebtedness of related parties	64,377	60,962
Accrued investment income	80,102	74,524
Amounts receivable from affiliates	5,735	3,812
Reinsurance recoverable	103,825	102,386
Deferred acquisition costs	373,711	418,802
Value of insurance in force acquired	6,259	10,385
Current income taxes recoverable	3,510	4,807
Other assets	169,756	163,518
Assets held in separate accounts	614,121	561,281

Total assets	$10,048,168	$9,833,630

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

	March 31, 2019	December 31, 2018
Liabilities and stockholders’ equity
Liabilities:
Future policy benefits:
Interest sensitive products	$5,426,491	$5,403,125
Traditional life insurance and accident and health products	1,815,340	1,802,346
Other policy claims and benefits	44,418	51,298
Supplementary contracts without life contingencies	303,771	303,627
Advance premiums and other deposits	264,544	260,252
Amounts payable to affiliates	953	1,461
Short-term debt payable to non-affiliates	4,000	—
Long-term debt payable to non-affiliates	97,000	97,000
Deferred income taxes	103,300	75,449
Other liabilities	110,709	93,532
Liabilities related to separate accounts	614,121	561,281
Total liabilities	8,784,647	8,649,371

Stockholders’ equity:
FBL Financial Group, Inc. stockholders’ equity:
Preferred stock, without par value, at liquidation value - authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 24,640,927 shares in 2019 and 24,707,402 shares in 2018	152,444	152,652
Class B common stock, without par value - authorized 1,500,000 shares, issued and outstanding 11,413 shares in 2019 and 2018	72	72
Accumulated other comprehensive income	189,166	91,318
Retained earnings	918,718	937,097
Total FBL Financial Group, Inc. stockholders’ equity	1,263,400	1,184,139
Noncontrolling interest	121	120
Total stockholders’ equity	1,263,521	1,184,259
Total liabilities and stockholders’ equity	$10,048,168	$9,833,630

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share data)

	Three months ended March 31,
	2019	2018
Revenues:
Interest sensitive product charges	$31,266	$30,098
Traditional life insurance premiums	49,392	49,497
Net investment income	109,640	101,022
Net realized capital gains (losses)	10,157	(1,747)
Net other-than-temporary impairment losses recognized in earnings	(869)	(1,040)
Other income	3,970	4,600
Total revenues	203,556	182,430

Benefits and expenses:
Interest sensitive product benefits	70,596	61,345
Traditional life insurance benefits	46,675	45,456
Policyholder dividends	2,534	2,551
Underwriting, acquisition and insurance expenses	36,189	39,577
Interest expense	1,212	1,213
Other expenses	6,250	5,593
Total benefits and expenses	163,456	155,735
	40,100	26,695
Income taxes	(6,276)	(3,813)
Equity income, net of related income taxes	220	660
Net income	34,044	23,542
Net loss (income) attributable to noncontrolling interest	(1)	23
Net income attributable to FBL Financial Group, Inc.	$34,043	$23,565

Earnings per common share	$1.37	$0.94
Earnings per common share - assuming dilution	$1.37	$0.94

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2019	2018
Net income	$34,044	$23,542
Other comprehensive income (loss) (1)
Change in net unrealized investment gains/losses	97,640	(93,154)
Change in underfunded status of postretirement benefit plans	208	262
Total other comprehensive income (loss), net of tax	97,848	(92,892)
Total comprehensive income (loss), net of tax	131,892	(69,350)
Comprehensive loss (income) attributable to noncontrolling interest	(1)	23
Total comprehensive income (loss) applicable to FBL Financial Group, Inc.	$131,891	$(69,327)

(1)
Other comprehensive income (loss) is recorded net of deferred income taxes and other adjustments for assumed changes in deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands)

	FBL Financial Group, Inc. Stockholders’ Equity
	Series B Preferred Stock	Class A and Class B Common Stock	Accumulated Other Comprehensive Income	Retained Earnings	Non- controlling Interest	Total Stockholders’ Equity
Balance at January 1, 2018	$3,000	$153,661	$284,983	$935,423	$58	$1,377,125
Cumulative effect of change in accounting principle related to net unrealized gains on equity securities	—	—	(5,869)	5,869	—	—
Net income - three months ended March 31, 2018	—	—	—	23,565	(23)	23,542
Other comprehensive loss	—	—	(92,892)	—	—	(92,892)
Stock-based compensation	—	218	—	—	—	218
Purchase of common stock	—	(612)	—	(6,194)	—	(6,806)
Dividends on preferred stock	—	—	—	(38)	—	(38)
Dividends on common stock	—	—	—	(48,753)	—	(48,753)
Balance at March 31, 2018	$3,000	$153,267	$186,222	$909,872	$35	$1,252,396

Balance at January 1, 2019	$3,000	$152,724	$91,318	$937,097	$120	$1,184,259
Cumulative effect of change in accounting principle related to leases	—	—	—	595	—	595
Net income - three months ended March 31, 2019	—	—	—	34,043	1	34,044
Other comprehensive income	—	—	97,848	—	—	97,848
Stock-based compensation	—	202	—	—	—	202
Purchase of common stock	—	(410)	—	(4,167)	—	(4,577)
Dividends on preferred stock	—	—	—	(38)	—	(38)
Dividends on common stock	—	—	—	(48,812)	—	(48,812)
Balance at March 31, 2019	$3,000	$152,516	$189,166	$918,718	$121	$1,263,521

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2019	2018
Operating activities
Net income	$34,044	$23,542
Adjustments to reconcile net income to net cash provided by operating activities:
Interest credited to account balances	38,531	40,650
Charges for mortality, surrenders and administration	(31,201)	(29,827)
Net realized (gains) losses on investments	(9,288)	3,042
Change in fair value of derivatives	(29)	(534)
Increase in liabilities for life insurance and other future policy benefits	17,507	18,264
Deferral of acquisition costs	(11,739)	(11,293)
Amortization of deferred acquisition costs and value of insurance in force	7,774	10,314
Change in reinsurance recoverable	(805)	2,454
Provision for deferred income taxes	1,822	(3,146)
Other	(1,923)	(1,865)
Net cash provided by operating activities	44,693	51,601

Investing activities
Sales, maturities or repayments:
Fixed maturities - available for sale	128,274	138,254
Mortgage loans	24,603	10,383
Derivative instruments	2,121	4,131
Policy loans	9,095	9,133
Securities and indebtedness of related parties	1,133	1,596
Other long-term investments	1,210	938
Acquisitions:
Fixed maturities - available for sale	(128,578)	(288,677)
Equity securities - available for sale	(11,069)	(1,389)
Mortgage loans	(5,650)	(7,186)
Derivative instruments	(4,432)	(3,219)
Policy loans	(10,959)	(11,148)
Securities and indebtedness of related parties	(4,710)	(4,633)
Other long-term investments	(975)	(5,531)
Short-term investments, net change	4,198	(13,068)
Purchases and disposals of property and equipment, net	(4,049)	(1,859)
Net cash provided by (used in) investing activities	212	(172,275)

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Three months ended March 31,
	2019	2018
Financing activities
Contract holder account deposits	$135,844	$261,240
Contract holder account withdrawals	(143,456)	(124,978)
Dividends paid	(48,850)	(48,791)
Proceeds from issuance of short-term debt	4,000	—
Issuance or repurchase of common stock, net	(5,421)	(5,840)
Net cash provided by (used in) financing activities	(57,883)	81,631
Decrease in cash and cash equivalents	(12,978)	(39,043)
Cash and cash equivalents at beginning of period	19,035	52,696
Cash and cash equivalents at end of period	$6,057	$13,653

Supplemental disclosures of cash flow information
Cash (paid) received during the period for:
Interest	$(1,213)	$(1,213)
Income taxes	—	(5)

See accompanying notes.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2019

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

Operating results for the quarter ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. We encourage you to refer to the notes to our consolidated financial statements included in Item 8 of our Form 10-K for the year ended December 31, 2018 for a complete description of our material accounting policies. Also included in the Form 10-K is a description of areas of judgments and estimates and other information necessary to understand our financial position and results of operations.

New Accounting Pronouncements

Description	Date of adoption	Effect on our consolidated financial statements or other significant matters
Standards adopted:
Leases
In February 2016, the FASB issued a new lease accounting standard, which, for most lessees, results in a gross-up of the balance sheet. Under the new standard, lessees recognize the leased assets on the balance sheet and recognize a corresponding liability for the present value of lease payments over the lease term. The new standard requires the application of judgment and estimates. Also, there are accounting policy elections that may be taken both at transition and for the accounting post-transition, including whether to adopt a short-term lease recognition exemption.
January 1, 2019
Upon adoption using the modified retrospective approach, a cumulative effect adjustment of $0.6 million representing the elimination of a deferred gain on a sale-leaseback transaction was recorded to retained earnings and both other assets and other liabilities increased by $7.2 million. We elected the practical expedients provided for under the guidance, but did not use hindsight in determining lease term. We have no finance leases and have elected to treat leases with terms of twelve months or less as short-term leases. The impact to earnings per share due to adopting this guidance for the three months ended March 31, 2019 was less than ($0.01) per share. See Note 6 for additional discussion.

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
January 1, 2018
Upon adoption, we reclassified $5.9 million of net unrealized investment gains, net of adjustments to deferred acquisition costs, interest sensitive policy reserves and income taxes, on our equity securities from accumulated other comprehensive income to retained earnings as a cumulative effect adjustment.

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

Reclassifications

During the third quarter of 2018, we voluntarily changed our accounting policy for low income housing tax credit investments as discussed in Note 1 to our consolidated financial statements included in Item 8 of our Form 10-K for the fiscal year ended December 31, 2018. The 2018 consolidated financial statements have been reclassified to reflect this accounting change.

2. Investment Operations

Fixed Maturity Securities

Available-For-Sale Fixed Maturity Securities by Investment Category
	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit losses on other-than-temporary impairments (1)
	(Dollars in thousands)
Fixed maturities:
Corporate	$3,259,853	$213,704	$(40,981)	$3,432,576	$—
Residential mortgage-backed	584,767	36,715	(2,733)	618,749	3,035
Commercial mortgage-backed	896,528	31,393	(11,217)	916,704	—
Other asset-backed	680,507	17,781	(3,472)	694,816	968
United States Government and agencies	19,555	1,203	(45)	20,713	—
States and political subdivisions	1,432,007	118,037	(2,018)	1,548,026	—
Total fixed maturities	$6,873,217	$418,833	$(60,466)	$7,231,584	$4,003

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit losses on other-than-temporary impairments (1)
	(Dollars in thousands)
Fixed maturities:
Corporate	$3,231,846	$138,972	$(90,933)	$3,279,885	$—
Residential mortgage-backed	584,133	29,969	(7,242)	606,860	2,823
Commercial mortgage-backed	873,672	24,284	(19,390)	878,566	—
Other asset-backed	697,332	15,567	(5,329)	707,570	1,143
United States Government and agencies	19,673	996	(134)	20,535	—
States and political subdivisions	1,449,621	95,921	(5,913)	1,539,629	—
Total fixed maturities	$6,856,277	$305,709	$(128,941)	$7,033,045	$3,966

(1)
Non-credit losses subsequent to the initial impairment measurement date on other-than-temporary impairment (OTTI) losses are included in the gross unrealized gains and gross unrealized losses columns above. The non-credit loss component of OTTI losses for residential mortgage-backed and other asset-backed securities at March 31, 2019 and December 31, 2018 were in an unrealized gain position due to increases in estimated fair value subsequent to initial recognition of non-credit losses on such securities.

Available-For-Sale Fixed Maturities by Maturity Date
	March 31, 2019
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$106,619	$107,635
Due after one year through five years	534,193	555,588
Due after five years through ten years	697,348	729,149
Due after ten years	3,373,255	3,608,943
	4,711,415	5,001,315
Mortgage-backed and other asset-backed	2,161,802	2,230,269
Total fixed maturities	$6,873,217	$7,231,584

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Fixed maturities not due at a single maturity date have been included in the above table in the year of final contractual maturity.

Net Unrealized Gains on Investments in Accumulated Other Comprehensive Income
	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Net unrealized appreciation on:
Fixed maturities - available for sale	$358,367	$176,768
Adjustments for assumed changes in amortization pattern of:
Deferred acquisition costs	(96,710)	(46,732)
Value of insurance in force acquired	(10,469)	(6,878)
Unearned revenue reserve	11,297	5,134
Adjustments for assumed changes in policyholder liabilities	(12,240)	(1,642)
Provision for deferred income taxes	(52,551)	(26,596)
Net unrealized investment gains	$197,694	$100,054

Net unrealized investment gains and losses are recorded net of deferred income taxes and other adjustments for assumed changes in deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities.

Fixed Maturity Securities with Unrealized Losses by Length of Time
	March 31, 2019
	Less than one year		One year or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$211,512	$(7,452)	$445,481	$(33,529)	$656,993	$(40,981)	67.8%
Residential mortgage-backed	16,335	(590)	89,982	(2,143)	106,317	(2,733)	4.5
Commercial mortgage-backed	41,535	(673)	294,545	(10,544)	336,080	(11,217)	18.6
Other asset-backed	142,050	(2,218)	170,790	(1,254)	312,840	(3,472)	5.7
United States Government and agencies	—	—	3,699	(45)	3,699	(45)	0.1
States and political subdivisions	7,872	(571)	23,357	(1,447)	31,229	(2,018)	3.3
Total fixed maturities	$419,304	$(11,504)	$1,027,854	$(48,962)	$1,447,158	$(60,466)	100.0%

	December 31, 2018
	Less than one year		One year or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$1,035,176	$(60,299)	$207,381	$(30,634)	$1,242,557	$(90,933)	70.5%
Residential mortgage-backed	191,365	(4,482)	74,113	(2,760)	265,478	(7,242)	5.6
Commercial mortgage-backed	302,159	(9,947)	148,855	(9,443)	451,014	(19,390)	15.0
Other asset-backed	250,119	(3,397)	149,997	(1,932)	400,116	(5,329)	4.1
United States Government and agencies	—	—	6,474	(134)	6,474	(134)	0.1
States and political subdivisions	144,681	(3,885)	16,943	(2,028)	161,624	(5,913)	4.7
Total fixed maturities	$1,923,500	$(82,010)	$603,763	$(46,931)	$2,527,263	$(128,941)	100.0%

Fixed maturities in the above tables include 412 securities from 271 issuers at March 31, 2019 and 709 securities from 465 issuers at December 31, 2018.

Unrealized losses decreased during the three months ended March 31, 2019 primarily due to lower market interest rates. We do not consider securities to be OTTI when the market decline is attributable to factors such as interest rate movements, market volatility, liquidity, spread widening and credit quality when recovery of all amounts due under the contractual terms of the security is anticipated. Based on our intent not to sell or our belief that we will not be required to sell these securities before recovery of their amortized cost basis, we do not consider these investments to be OTTI at March 31, 2019. We will continue to monitor the investment portfolio for future changes in issuer facts and circumstances that could result in future impairments beyond those currently identified.

As described more fully in Note 1 to our consolidated financial statements included in Item 8 of our Form 10-K for the year ended December 31, 2018, we perform a regular evaluation of all investment classes for impairment in order to evaluate whether such investments are OTTI.

Credit Loss Component of Other-Than-Temporary Impairments on Fixed Maturities
	Three months ended March 31,
	2019	2018
	(Dollars in thousands)
Balance at beginning of period	$(5,963)	$(12,392)
Reductions due to investments sold or paid down	230	271
Reduction for credit loss that no longer has a portion of the OTTI loss recognized in other comprehensive income	—	2,529
Balance at end of period	$(5,733)	$(9,592)

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

Realized Gains (Losses) - Recorded in Income
	Three months ended March 31,
	2019	2018
	(Dollars in thousands)
Realized gains (losses) on investments
Fixed maturities:
Gross gains	$2,994	$83
Mortgage loans	2,778	—
Other	(4)	(13)
	5,768	70

Net gains (losses) recognized during the period on equity securities	4,419	(1,817)
Less net gains and (losses) recognized during the period on equity securities sold during the period	(30)	—
Net gains (losses) recognized during the period on equity securities held at the end of the period	4,389	(1,817)
Net realized gains (losses)	10,157	(1,747)

Impairment losses recognized in earnings:
Other credit-related	(869)	(1,040)
Net realized gains (losses) on investments recorded in income	$9,288	$(3,042)

Proceeds from sales of fixed maturities totaled $6.7 million during the three months ended March 31, 2019 and $5.2 million during the three months ended March 31, 2018.

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

Any loan delinquent on contractual payments is considered non-performing. Mortgage loans are placed on non-accrual status if we have concerns regarding the collectability of future payments. Interest income on non-performing loans is generally recognized on a cash basis. Once mortgage loans are classified as non-accrual loans, the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan has been restructured such that the collection of interest is considered likely. At March 31, 2019 and December 31, 2018, there were no non-performing loans over 90 days past due on contractual payments. At March 31, 2019, we had committed to provide additional funding for mortgage loans totaling $9.5 million. These commitments arose in the normal course of business at terms that are comparable to similar investments.

Mortgage Loans by Collateral Type
	March 31, 2019		December 31, 2018
Collateral Type	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
Office	$438,068	42.8%	$443,048	42.6%
Retail	312,276	30.5	310,625	29.9
Industrial	198,973	19.4	211,138	20.3
Other	74,338	7.3	75,018	7.2
Total	$1,023,655	100.0%	$1,039,829	100.0%

Mortgage Loans by Geographic Location within the United States
	March 31, 2019		December 31, 2018
Region of the United States	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
South Atlantic	$297,927	29.1%	$301,206	29.0%
Pacific	157,713	15.4	162,824	15.7
West North Central	127,499	12.5	126,320	12.1
East North Central	121,913	11.9	117,768	11.3
Mountain	90,475	8.8	101,335	9.7
West South Central	85,003	8.3	85,919	8.3
East South Central	75,442	7.4	76,098	7.3
Middle Atlantic	34,559	3.4	34,843	3.4
New England	33,124	3.2	33,516	3.2
Total	$1,023,655	100.0%	$1,039,829	100.0%

Mortgage Loans by Loan-to-Value Ratio
	March 31, 2019		December 31, 2018
Loan-to-Value Ratio	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
0% - 50%	$404,912	39.6%	$409,089	39.3%
51% - 60%	304,608	29.8	314,038	30.2
61% - 70%	270,610	26.4	264,973	25.5
71% - 80%	37,186	3.6	37,418	3.6
81% - 90%	6,339	0.6	14,311	1.4
Total	$1,023,655	100.0%	$1,039,829	100.0%

The loan-to-value ratio is determined using the most recent appraised value. Appraisals are updated periodically when there is indication of a possible significant collateral decline or there are loan modifications or refinance requests.

Mortgage Loans by Year of Origination
	March 31, 2019		December 31, 2018
Year of Origination	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
2019	$5,650	0.6%	$—	—%
2018	136,693	13.4	137,519	13.2
2017	205,744	20.1	207,540	20.0
2016	148,175	14.4	149,437	14.4
2015	127,800	12.5	128,877	12.4
2014 & prior	399,593	39.0	416,456	40.0
Total	$1,023,655	100.0%	$1,039,829	100.0%

Impaired Mortgage Loans
	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Unpaid principal balance	$4,706	$18,622
Less:
Related allowance	(329)	(3,107)
Carrying value of impaired mortgage loans	$4,377	$15,515

Allowance on Mortgage Loans
	Three months ended March 31,
	2019	2018
	(Dollars in thousands)
Balance at beginning of period	$3,107	$497
Recoveries	(2,778)	(50)
Balance at end of period	$329	$447

Mortgage Loan Modifications

Our commercial mortgage loan portfolio can include loans that have been modified. We assess loan modifications on a loan-by-loan basis to evaluate whether a troubled debt restructuring has occurred. Generally, the types of concessions include: reduction of the contractual interest rate to a below-market rate, extension of the maturity date and/or a reduction of accrued interest. The amount, timing and extent of the concession granted is considered in determining if an impairment loss is needed for the restructuring. There were no loan modifications during the three months ended March 31, 2019 or March 31, 2018.

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

We have reviewed the circumstances surrounding our investments in VIEs, which consist of (i) limited partnerships or limited liability companies accounted for under the equity method included in securities and indebtedness of related parties and (ii) non-guaranteed federal LIHTC investments included in other assets. In addition, we have reviewed the ownership interest in our VIEs and determined that we do not hold direct majority ownership or have other contractual rights (such as kick out rights) that give us effective control over these entities resulting in us having both the power to direct activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. The maximum loss exposure relative to our VIEs is limited to the carrying value and any unfunded commitments that exist for each particular VIE. We also have not provided additional support or other guarantees that were not previously contractually required (financial or otherwise) to any of the VIEs as of March 31, 2019 or December 31, 2018. Based on our analysis, none of our VIEs were required to be consolidated at March 31, 2019 or December 31, 2018.

LIHTC investments take the form of limited partnerships or limited liability companies, which in turn invest in a number of low income housing projects. We use the proportional amortization method of accounting for these investments. The proportional amortization method amortizes the cost of the investment over the period in which the investor expects to receive tax credits and other tax benefits, and the resulting amortization is recognized along with the tax benefits as a component of federal income tax expense on our consolidated statements of operations. The net benefits reflected in federal income tax expense related to LIHTC investments were $0.9 million for the first quarter of 2019, compared to $0.9 million for the first quarter of 2018.

At March 31, 2019, we had committed to provide additional funds for limited partnerships and limited liability companies in which we invest. The amounts of these unfunded commitments totaled $44.8 million, including $1.5 million for LIHTC investment commitments, which are summarized by year in the following table.

LIHTC Investment Commitments by Year
March 31, 2019
(Dollars in thousands)
2019	$505
2020	165
2021-2025	831
Total	$1,501

VIE Investments by Category
	March 31, 2019		December 31, 2018
	Carrying Value	Maximum Exposure to Loss	Carrying Value	Maximum Exposure to Loss
	(Dollars in thousands)
LIHTC investments	$51,156	$52,657	$54,037	$55,597
Investment companies	44,164	80,590	40,236	79,578
Real estate limited partnerships	8,489	15,344	8,945	15,673
Other	494	504	483	493
Total	$104,303	$149,095	$103,701	$151,341

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

Derivatives Instruments by Type
	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Assets
Freestanding derivatives:
Call options (reported in other investments)	$15,741	$4,745
Embedded derivatives:
Modified coinsurance (reported in reinsurance recoverable)	110	157
Interest-only security (reported in fixed maturities)	786	855
Total assets	$16,637	$5,757

Liabilities
Embedded derivatives:
Indexed products (reported in liability for future policy benefits)	$51,891	$40,028
Modified coinsurance (reported in other liabilities)	99	7,426
Total liabilities	$51,990	$47,454

Derivative Income (Loss)
	Three months ended March 31,
	2019	2018
	(Dollars in thousands)
Change in fair value of free standing derivatives:
Call options	$8,685	$(1,152)
Change in fair value of embedded derivatives:
Modified coinsurance	633	(943)
Interest-only security	47	(35)
Indexed products	(9,336)	2,664
Total income from derivatives	$29	$534

Derivative income is reported in net investment income except for the change in fair value of the embedded derivatives on our indexed products, which is reported in interest sensitive product benefits.

We are exposed to credit losses in the event of nonperformance of the derivative counterparties. This credit risk is minimized by purchasing such agreements from financial institutions with high credit ratings (currently rated A or better by nationally recognized statistical rating organizations). We have also entered into credit support agreements with the counterparties requiring them to post collateral when net exposures exceed pre-determined thresholds that vary by counterparty. The net amount of such exposure is essentially the market value less collateral held for such agreements with each counterparty. The call options are supported by securities collateral received of $11.9 million at March 31, 2019, which is held in a separate custodial account. Subject to certain constraints, we are permitted to sell or re-pledge this collateral, but do not have legal rights to the collateral; accordingly, it has not been recorded on our balance sheet. At March 31, 2019, none of the collateral had been sold or re-pledged. As of March 31, 2019, our net derivative exposure was $4.0 million.

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

Equity securities:

Level 1 equity securities consist of mutual funds and common stocks that are actively traded, allowing us to use current market prices as an estimate of their fair value.

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

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels
	March 31, 2019
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair Value
	(Dollars in thousands)
Assets
Fixed maturities:
Corporate securities	$—	$3,405,623	$26,953	$3,432,576
Residential mortgage-backed securities	—	618,749	—	618,749
Commercial mortgage-backed securities	—	908,579	8,125	916,704
Other asset-backed securities	—	687,167	7,649	694,816
United States Government and agencies	7,894	12,819	—	20,713
States and political subdivisions	—	1,548,026	—	1,548,026
Total fixed maturities	7,894	7,180,963	42,727	7,231,584
Non-redeemable preferred stocks	—	80,980	7,129	88,109
Common stocks (1)	16,716	—	—	16,716
Other investments	—	15,741	—	15,741
Cash, cash equivalents and short-term investments	17,572	—	—	17,572
Reinsurance recoverable	—	109	—	109
Assets held in separate accounts	614,121	—	—	614,121
Total assets	$656,303	$7,277,793	$49,856	$7,983,952

Liabilities
Future policy benefits - indexed product embedded derivatives	$—	$—	$51,891	$51,891
Other liabilities	—	99	—	99
Total liabilities	$—	$99	$51,891	$51,990

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels
	December 31, 2018
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair Value
	(Dollars in thousands)
Assets
Fixed maturities:
Corporate securities	$—	$3,257,874	$22,011	$3,279,885
Residential mortgage-backed securities	—	606,860	—	606,860
Commercial mortgage-backed securities	—	810,626	67,940	878,566
Other asset-backed securities	—	703,969	3,601	707,570
United States Government and agencies	7,917	12,618	—	20,535
States and political subdivisions	—	1,539,629	—	1,539,629
Total fixed maturities	7,917	6,931,576	93,552	7,033,045
Non-redeemable preferred stocks	—	77,433	6,862	84,295
Common stocks (1)	5,261	—	—	5,261
Other investments	—	4,745	—	4,745
Cash, cash equivalents and short-term investments	34,748	—	—	34,748
Reinsurance recoverable	—	157	—	157
Assets held in separate accounts	561,281	—	—	561,281
Total assets	$609,207	$7,013,911	$100,414	$7,723,532

Liabilities
Future policy benefits - indexed product embedded derivatives	$—	$—	$40,028	$40,028
Other liabilities	—	780	—	780
Total liabilities	$—	$780	$40,028	$40,808

(1)
A private equity fund with a fair value estimate of $3.7 million at March 31, 2019 and $3.3 million at December 31, 2018 using net asset value per share as a practical expedient, has not been classified in the fair value hierarchy above in accordance with fair value reporting guidance. This fund invests in senior secured middle market loans and had unfunded commitments totaling $6.4 million at March 31, 2019 and December 31, 2018. The investment is not currently eligible for redemption.

Level 3 Assets by Valuation Source - Recurring Basis
	March 31, 2019
	Third-party vendors	Priced internally	Fair Value
	(Dollars in thousands)
Corporate securities	$7,782	$19,171	$26,953
Commercial mortgage-backed securities	8,125	—	8,125
Other asset-backed securities	5,000	2,649	7,649
Non-redeemable preferred stocks	—	7,129	7,129
Total assets	$20,907	$28,949	$49,856
Percent of total	41.9%	58.1%	100.0%

Level 3 Assets by Valuation Source - Recurring Basis
	December 31, 2018
	Third-party vendors	Priced internally	Fair Value
	(Dollars in thousands)
Corporate securities	$1,940	$20,071	$22,011
Commercial mortgage-backed securities	67,940	—	67,940
Other asset-backed securities	—	3,601	3,601
Non-redeemable preferred stocks	—	6,862	6,862
Total assets	$69,880	$30,534	$100,414
Percent of total	69.6%	30.4%	100.0%

Quantitative Information about Level 3 Fair Value Measurements - Recurring Basis
	March 31, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$18,460	Discounted cash flow	Credit spread	1.06% - 5.95% (3.77%)
Commercial mortgage-backed securities	8,125	Discounted cash flow	Credit spread	1.30% - 2.25% (1.90%)
Non-redeemable preferred stocks	7,129	Discounted cash flow	Credit spread	3.40% (3.40%)
Total assets	$33,714

Liabilities
Future policy benefits - indexed product embedded derivatives	$51,891	Discounted cash flow	Credit risk Risk margin	0.35% - 1.70% (1.05%) 0.15% - 0.40% (0.25%)

	December 31, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$19,178	Discounted cash flow	Credit spread	1.23% - 7.00% (4.01%)
Commercial mortgage-backed securities	55,866	Discounted cash flow	Credit spread	1.45% - 3.55% (2.58%)
Non-redeemable preferred stocks	6,862	Discounted cash flow	Credit spread	4.36% (4.36%)
Total assets	$81,906

Liabilities
Future policy benefits - indexed product embedded derivatives	$40,028	Discounted cash flow	Credit risk Risk margin	0.55% - 1.80% (1.05%) 0.15% - 0.40% (0.25%)

The tables above exclude certain securities with the fair value based on non-binding broker quotes for which we could not reasonably obtain the quantitative unobservable inputs.

Level 3 Financial Instruments Changes in Fair Value - Recurring Basis
	March 31, 2019
				Realized and unrealized gains (losses), net
	Balance, December 31, 2018	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Transfers into Level 3	Transfers out of Level 3 (1)	Amort-ization included in net income	Balance, March 31, 2019
	(Dollars in thousands)
Assets
Corporate securities	$22,011	$6,000	$(1,262)	$—	$212	$—	$—	$(8)	$26,953
Commercial mortgage-backed securities	67,940	—	(92)	—	195	—	(59,918)	—	8,125
Other asset-backed securities	3,601	5,000	(83)	—	(869)	—	—	—	7,649
Non-redeemable preferred stocks	6,862	—	—	—	267	—	—	—	7,129
Total assets	$100,414	$11,000	$(1,437)	$—	$(195)	$—	$(59,918)	$(8)	$49,856

Liabilities
Future policy benefits - indexed product embedded derivatives	$40,028	$3,479	$(1,169)	$9,553	$—	$—	$—	$—	$51,891

	March 31, 2018
				Realized and unrealized gains (losses), net
	Balance, December 31, 2017	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Transfers into Level 3	Transfers out of Level 3 (1)	Amort-ization included in net income	Balance, March 31, 2018
	(Dollars in thousands)
Assets
Corporate securities	$33,600	$—	$(1,091)	$—	$30	$—	$(2,000)	$(8)	$30,531
Residential mortgage-backed securities	9,124	—	—	—	—	—	(9,124)	—	—
Commercial mortgage-backed securities	85,701	21,875	(227)	—	(1,838)	—	(13,477)	(22)	92,012
Other asset-backed securities	53,480	8,250	(2,025)	—	13	—	(47,080)	—	12,638
Non-redeemable preferred stocks	7,407	—	—	—	(82)	—	—	—	7,325
Total assets	$189,312	$30,125	$(3,343)	$—	$(1,877)	$—	$(71,681)	$(30)	$142,506

Liabilities
Future policy benefits - indexed product embedded derivatives	$27,774	$2,254	$(942)	$(366)	$—	$—	$—	$—	$28,720

(1)
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

Valuation of our Financial Instruments Not Reported at Fair Value by Hierarchy Levels
	March 31, 2019
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair Value	Carrying Value
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$1,044,026	$1,044,026	$1,023,655
Policy loans	—	—	244,677	244,677	199,230
Other investments	—	—	29,958	29,958	28,922
Total assets	$—	$—	$1,318,661	$1,318,661	$1,251,807

Liabilities
Future policy benefits	$—	$—	$4,101,370	$4,101,370	$4,215,476
Supplementary contracts without life contingencies	—	—	305,768	305,768	303,771
Advance premiums and other deposits	—	—	256,261	256,261	256,261
Short-term debt	—	—	4,000	4,000	4,000
Long-term debt	—	—	71,004	71,004	97,000
Liabilities related to separate accounts	—	—	612,681	612,681	614,121
Total liabilities	$—	$—	$5,351,084	$5,351,084	$5,490,629

	December 31, 2018
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair Value	Carrying Value
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$1,045,497	$1,045,497	$1,039,829
Policy loans	—	—	237,496	237,496	197,366
Other investments	—	—	30,087	30,087	29,020
Total assets	$—	$—	$1,313,080	$1,313,080	$1,266,215

Liabilities
Future policy benefits	$—	$—	$3,981,947	$3,981,947	$4,217,904
Supplementary contracts without life contingencies	—	—	298,869	298,869	303,627
Advance premiums and other deposits	—	—	252,318	252,318	252,318
Long-term debt	—	—	65,999	65,999	97,000
Liabilities related to separate accounts	—	—	559,799	559,799	561,281
Total liabilities	$—	$—	$5,158,932	$5,158,932	$5,432,130

Level 3 Financial Instruments Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis, generally mortgage loans or real estate that have been deemed to be impaired during the reporting period. There were no mortgage loans or real estate impaired to fair value during the three months ended March 31, 2019 or March 31, 2018.

4. Defined Benefit Plan

We participate with affiliates and an unaffiliated organization in defined benefit pension plans, including a multiemployer plan. Our share of net periodic pension cost for the plans is recorded as expense in our consolidated statements of operations.

Components of Net Periodic Pension Cost for FBL and Affiliates Combined - Multiemployer Plan
	Three months ended March 31,
	2019	2018
	(Dollars in thousands)
Service cost	$1,137	$1,493
Interest cost	3,318	3,411
Expected return on assets	(4,707)	(5,562)
Amortization of prior service cost	—	11
Amortization of actuarial loss	2,229	3,127
Net periodic pension cost	$1,977	$2,480

FBL Financial Group, Inc. share of net periodic pension costs	$633	$760

Components of Net Periodic Pension Cost for FBL and Affiliates Combined - Other Plans
	Three months ended March 31,
	2019	2018
	(Dollars in thousands)
Service cost	$117	$135
Interest cost	248	240
Amortization of actuarial loss	266	338
Net periodic pension cost	$631	$713

FBL Financial Group, Inc. share of net periodic pension costs	$362	$418

5. Credit Arrangements

Short-term debt as of March 31, 2019 consists of a $4.0 million short-term advance, collateralized by fixed maturity securities, payable to Federal Home Loan Bank of Des Moines (FHLB.) The advance was taken on March 29, 2019 and was paid off on April 1, 2019, with an interest rate of 2.62%.

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

Lease Commitments

As discussed in Note 1 to our consolidated financial statements, we adopted new accounting guidance for leases. Upon adoption, we elected to follow the following practical expedients as allowed under the new guidance:

•	We did not reassess whether any expired or existing contracts are or contain leases.

•	We did not reassess the lease classification (operating vs. finance) for any expired or existing leases.

•	We did not reassess initial direct costs for any existing leases.

We consider leases with original terms of one year or less to be short-term. We have elected not to carry short-term leases on our consolidated balance sheet. We have no agreements with lease and non-lease components. None of our leases are considered finance leases.
At March 31, 2019 and on the date of adoption, January 1, 2019, we held four long-term leases all of which related to real estate. The net present value of future cash flows for these leases is reported within our consolidated balance sheet in other assets and other liabilities. The carrying value of these leases was $6.8 million at March 31, 2019, and $7.2 million on the date of adoption, January 1, 2019. The most significant lease is for our home office facilities, which is owned by a subsidiary of our majority owner, the Iowa Farm Bureau Federation. That lease has a carrying value of $5.6 million as of March 31, 2019 and $6.1 million on January 1, 2019. All of the leases are based on fixed terms which expire from 2021 through 2024, but allow renewal. Two of the leases, not including the home office property, contain provisions that allow the lease cost to increase based on a stated step-up schedule or changes in the consumer price index. Our estimated incremental borrowing rate of 4.5% was used in determining the net present value of the future leases commitments.
Total lease expense for the quarter ended March 31, 2019 was $1.3 million.

Future remaining minimum lease payments for the long-term leases discussed above, as of March 31, 2019, are as follows:

Lease commitments by year
March 31, 2019
(Dollars in thousands)
2019	$1,920
2020	2,573
2021	2,574
2022	222
2023	55
Thereafter	24
Total minimum lease payments	7,368
Less: Interest	(526)
Present value of lease liabilities	$6,842

7. Stockholders’ Equity

Share Repurchases

We periodically repurchase our Class A common stock under programs approved by our Board of Directors. These repurchase programs authorize us to make repurchases in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. Under these programs, we repurchased 66,475 shares for$4.6 million during the three months ended March 31, 2019 and 99,312 shares for $6.8 million during the three months ended March 31, 2018. Completion of the current program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice. At March 31, 2019, $36.3 million remains available for repurchase under the active repurchase program.

Dividends
	Three months ended March 31,
	2019	2018
Class A and B common stock:
Cash dividends per common share	$0.48	$0.46
Special cash dividend per common share	1.50	1.50
Total common stock dividends per share	$1.98	$1.96

Series B preferred stock dividends per share	$0.0075	$0.0075

Special cash dividends paid to our Class A and Class B common shareholders totaled $37.0 million in the first quarter of 2019 and $37.3 million in the first quarter of 2018.

Reconciliation of Outstanding Common Stock
	Class A		Class B		Total
	Shares	Dollars	Shares	Dollars	Shares	Dollars
	(Dollars in thousands)
Outstanding at January 1, 2018	24,919,113	$153,589	11,413	$72	24,930,526	$153,661
Stock-based compensation	6,762	218	—	—	6,762	218
Purchase of common stock	(99,312)	(612)	—	—	(99,312)	(612)
Outstanding at March 31, 2018	24,826,563	$153,195	11,413	$72	24,837,976	$153,267

Outstanding at January 1, 2019	24,707,402	$152,652	11,413	$72	24,718,815	$152,724
Stock-based compensation	—	202	—	—	—	202
Purchase of common stock	(66,475)	(410)	—	—	(66,475)	(410)
Outstanding at March 31, 2019	24,640,927	$152,444	11,413	$72	24,652,340	$152,516

Accumulated Other Comprehensive Income, Net of Tax and Other Offsets
	Unrealized Net Investment Gains (Losses) on Available For Sale Securities (1)	Accumulated Non-Credit Impairment Losses (1)	Underfunded Status of Postretirement Benefit Plans	Total
	(Dollars in thousands)
Balance at January 1, 2018	$295,169	$537	$(10,723)	$284,983
Cumulative effect of change in accounting principle related to net unrealized gains on equity securities (2)	(5,869)	—	—	(5,869)
Other comprehensive income (loss) before reclassifications	(95,937)	2,808	—	(87,260)
Reclassification adjustments	(25)	—	262	237
Balance at March 31, 2018	$193,338	$3,345	$(10,461)	$186,222

Balance at January 1, 2019	$96,921	$3,133	$(8,736)	$91,318
Other comprehensive income before reclassifications	99,871	29	—	99,900
Reclassification adjustments	(2,260)	—	208	(2,052)
Balance at March 31, 2019	$194,532	$3,162	$(8,528)	$189,166

(1)
Includes the impact of taxes, deferred acquisition costs, value of insurance in force acquired, unearned revenue reserves and policyholder liabilities. See Note 2 to our consolidated financial statements for further information.

(2)	See Note 1 to our consolidated financial statements for further discussion on this one-time adjustment related to an accounting change.

Accumulated Other Comprehensive Income Reclassification Adjustments
	Three months ended March 31, 2019
	Unrealized Net Investment Gains (Losses) on Available For Sale Securities (1)	Accumulated Non-Credit Impairment Losses (1)	Underfunded Status of Postretirement Benefit Plans	Total
	(Dollars in thousands)
Realized capital gains on sales of fixed maturities	$(2,994)	$—	$—	$(2,994)
Adjustments for assumed changes in deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	133	—	—	133
Other expenses - change in unrecognized postretirement items:
Net actuarial loss	—	—	263	263
Reclassifications before income taxes	(2,861)	—	263	(2,598)
Income taxes	601	—	(55)	546
Reclassification adjustments	$(2,260)	$—	$208	$(2,052)

	Three months ended March 31, 2018
	Unrealized Net Investment Gains (Losses) on Available For Sale Securities (1)	Accumulated Non-Credit Impairment Losses (1)	Underfunded Status of Postretirement Benefit Plans	Total
	(Dollars in thousands)
Realized capital gains on sales of fixed maturities	$(83)	$—	$—	$(83)
Adjustments for assumed changes in deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	51	—	—	51
Other expenses - change in unrecognized postretirement items:
Net actuarial loss	—	—	331	331
Reclassifications before income taxes	(32)	—	331	299
Income taxes	7	—	(69)	(62)
Reclassification adjustments	$(25)	$—	$262	$237

(1)	See Note 2 to our consolidated financial statements for further information.

8. Earnings per Share

Computation of Earnings per Common Share

	Three months ended March 31,
	2019	2018
	(Dollars in thousands, except per share data)
Numerator:
Net income attributable to FBL Financial Group, Inc.	$34,043	$23,565
Less: Dividends on Series B preferred stock	38	38
Income available to common stockholders	$34,005	$23,527

Denominator:
Weighted average shares - basic	24,765,277	25,003,691
Effect of dilutive securities - stock-based compensation	11,176	15,818
Weighted average shares - diluted	24,776,453	25,019,509

Earnings per common share	$1.37	$0.94
Earnings per common share - assuming dilution	$1.37	$0.94

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
Our chief operating decision makers use pre-tax adjusted operating income to evaluate segment performance and allocate resources. Pre-tax adjusted operating income is not a measure used in financial statements prepared in accordance with GAAP, but is a common life insurance industry measure of performance.
Pre-tax adjusted operating income consists of pre-tax net income adjusted to exclude realized gains and losses on investments and the change in fair value of derivatives and equity securities, which can fluctuate greatly from period to period. These fluctuations make it difficult to analyze core operating trends. In addition, for derivatives not designated as hedges, there is a mismatch between the valuation of the asset and liability when deriving net income (loss). Specifically, call options relating to our indexed business are one-year assets while the embedded derivatives in the indexed contracts represent the rights of the contract holder to receive index credits over the entire period the indexed products are expected to be in force. Adjustments to pre-tax net income are net of amortization of unearned revenue reserves, deferred acquisition costs and value of insurance in force acquired, as well as changes in interest sensitive product reserves. While not applicable for the periods reported herein, in determining pre-tax adjusted operating income we will also remove the impact of: settlements or judgments arising from lawsuits, net of any recoveries from third parties; the cumulative effect of changes in accounting principles and discontinued operations.
Segment results are reported net of inter-segment transactions.

Financial Information Concerning our Operating Segments

	Three months ended March 31,
	2019	2018
	(Dollars in thousands)
Pre-tax adjusted operating income:
Annuity	$15,662	$16,582
Life Insurance	10,092	10,897
Corporate and Other	4,319	3,533
Total pre-tax adjusted operating income	30,073	31,012

Adjustments to pre-tax adjusted operating income:
Net realized gains/losses on investments (1)	9,152	(2,814)
Change in fair value of derivatives (1)	1,153	(644)
Pre-tax net income attributable to FBL Financial Group, Inc.	40,378	27,554
Income tax expense	(6,276)	(3,813)
Tax on equity income	(59)	(176)
Net income attributable to FBL Financial Group, Inc.	$34,043	$23,565

Adjusted operating revenues:
Annuity	$52,682	$57,435
Life Insurance	107,258	107,727
Corporate and Other	23,128	24,111
	183,068	189,273
Net realized gains/losses on investments (1)	9,289	(2,971)
Change in fair value of derivatives (1)	11,199	(3,872)
Consolidated revenues	$203,556	$182,430

(1)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred acquisition costs, value of insurance in force acquired and interest sensitive policy reserves attributable to these items.

Interest expense is attributable to the Corporate and Other segment. Expenditures for long-lived assets were not significant during the periods presented above. Goodwill at March 31, 2019 and December 31, 2018 was allocated among the segments as follows: Annuity ($3.9 million) and Life Insurance ($6.1 million).

Equity income related to securities and indebtedness of related parties is attributable to the Life Insurance and Corporate and Other segments. The following chart provides the related equity income by segment.

Equity Income by Operating Segment
	Three months ended March 31,
	2019	2018
	(Dollars in thousands)
Pre-tax equity income:
Life Insurance	$370	$695
Corporate and Other	(91)	141
	279	836

Income taxes	(59)	(176)
Equity income, net of related income taxes	$220	$660

Premiums collected, which is not a measure used in financial statements prepared according to GAAP, includes premiums received on life insurance policies and deposits on annuities and universal life-type products. Premiums collected is a common life insurance industry measure of agent productivity. Net premiums collected totaled $160.7 million for the quarter ended March 31, 2019 and $169.7 million for the same period in 2018.

Under GAAP, premiums on whole life and term life policies are recognized as revenues over the premium-paying period and reported in the Life Insurance segment. The following chart provides a reconciliation of life insurance premiums collected to those reported in the GAAP financial statements.

Reconciliation of Traditional Life Insurance Premiums, Net of Reinsurance

	Three months ended March 31,
	2019	2018
	(Dollars in thousands)
Traditional and universal life insurance premiums collected	$78,001	$76,263
Premiums collected on interest sensitive products	(28,379)	(26,582)
Traditional life insurance premiums collected	49,622	49,681
Change in due premiums and other	(230)	(184)
Traditional life insurance premiums as included in the Consolidated Statements of Operations	$49,392	$49,497

There is no comparable GAAP financial measure for premiums collected on annuities and universal life-type products. GAAP revenues for those interest sensitive and variable products consist of various policy charges and fees assessed on those contracts, as summarized in the chart below.

Interest Sensitive Product Charges by Segment
	Three months ended March 31,
	2019	2018
	(Dollars in thousands)
Annuity
Surrender charges and other	$1,567	$1,202

Life Insurance
Administration charges	4,667	4,046
Cost of insurance charges	12,633	12,537
Surrender charges	621	681
Amortization of policy initiation fees	1,067	795
Total	18,988	18,059

Corporate and Other
Administration charges	$1,236	$1,316
Cost of insurance charges	7,202	7,140
Surrender charges	24	23
Separate account charges	1,936	2,145
Amortization of policy initiation fees	7	397
Total	10,405	11,021

Impact of net realized gains/losses on investments and change in fair value of derivatives on amortization of unearned revenue reserves	306	(184)
Interest sensitive product charges as included in the Consolidated Statements of Operations	$31,266	$30,098

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes a summary of FBL Financial Group, Inc.’s consolidated results of operations, financial condition and where appropriate, factors that management believes may affect future performance. Unless noted otherwise, all references to FBL Financial Group, Inc. (we or the Company) include all of its direct and indirect subsidiaries, including insurance subsidiaries Farm Bureau Life Insurance Company (Farm Bureau Life) and Greenfields Life Insurance Company (Greenfields Life). Please read this discussion in conjunction with the accompanying consolidated financial statements and related notes. In addition, we encourage you to refer to our Form 10-K for the fiscal year ended December 31, 2018 for a complete description of our significant accounting policies and estimates. Familiarity with this information is important in understanding our financial position and results of operations.

This Form 10-Q includes statements relating to anticipated financial performance, business prospects, new products and similar matters. These statements and others, which include words such as “expect,” “anticipate,” “believe,” “intend” and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. A variety of factors could cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. See Part 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 for additional information on the risks and uncertainties that may affect the operations, performance, development and results of our business.

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

We analyze operations by reviewing financial information regarding our primary products that are aggregated in Annuity and Life Insurance product segments. In addition, our Corporate and Other segment includes various support operations, corporate capital and other product lines that are not currently underwritten by the Company. We analyze our segment results based on pre-tax adjusted operating income, which excludes the impact of certain items that are included in pre-tax net income. Pre-tax adjusted operating income is a basis allowed for segment reporting under U.S. generally accounting principles (GAAP). We also analyze operations using adjusted operating income on a post-tax basis. Adjusted operating income on a post-tax basis is not a measure used in financial statements prepared in accordance with GAAP, but is a common life insurance industry measure of performance. We have included a reconciliation to the comparable GAAP measure herein. See Note 9 to our consolidated financial statements for further information regarding how we define our segments and pre-tax adjusted operating income.

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

Economic and other environmental factors that may impact our business include, but are not limited to, the following:

•	The U.S. 10-year Treasury yield decreased during the first quarter of 2019 to 2.41% at March 31, 2019 from 2.69% at December 31, 2018.

•	Gross Domestic Product increased at an annual rate of 3.2% during the first quarter of 2019 based on recent estimates.

•	U.S. unemployment was estimated to be 3.8% at the end of the first quarter of 2019.

•
U.S. net farm income is forecast to increase 10.0% in 2019 and farm real estate value is estimated to increase 1.8% during the first quarter of 2019 according to recent U.S. Department of Agriculture estimates.

•	The impact to our customer base from tariffs recently imposed as well as proposed on the general U.S. and farm economies.

•	The long-term impact of the enactment of the Tax Cuts and Jobs Act of 2017 on the general U.S. economy, business initiatives and consumer demand for our insurance products.

The interest rate environment continues to impact our investment yields as well as the interest we credit on our interest sensitive products. The 10-year U.S. Treasury yield trended lower in the first quarter and finished at 2.41%, 28 basis points lower than year-end 2018. We experienced an increase in the fair value of our fixed maturity security portfolio during the first quarter of 2019 primarily due to a decrease in market yields. Average corporate credit spreads tightened during the first quarter of 2019 by approximately 33 basis points as yields remain historically low. Low crediting rates pose challenges to maintaining attractive annuity and universal life products, although our rates are comparable to other insurance companies, allowing us to maintain our competitive position within the market. See the segment discussion and “Financial Condition” section that follows for additional information regarding the impact of low market interest rates on our business.

Results of Operations for the Periods Ended March 31, 2019 and 2018

	Three months ended March 31,
	2019	2018	Change
	(Dollars in thousands, except per share data)
Net income attributable to FBL Financial Group, Inc.	$34,043	$23,565	44%
Net income adjustments:
Net realized gains/losses on investments (1)	(7,230)	2,223	(425)%
Change in fair value of derivatives (1)	(911)	509	(279)%
Adjusted operating income (2)	$25,902	$26,297	(2)%

Pre-tax adjusted operating income:
Annuity segment	$15,662	$16,582	(6)%
Life Insurance segment	10,092	10,897	(7)%
Corporate and Other segment	4,319	3,533	22%
Total pre-tax adjusted operating income	30,073	31,012	(3)%
Income taxes on adjusted operating income	(4,171)	(4,715)	(12)%
Adjusted operating income (2)	$25,902	$26,297	(2)%

Earnings per common share - assuming dilution	$1.37	$0.94	46%
Adjusted operating income per common share - assuming dilution (2)	1.04	1.05	(1)%
Effective tax rate on adjusted operating income	14%	15%
Average invested assets, at amortized cost (3)	$8,292,919	$8,191,122	1%
Annualized yield on average invested assets (3)	4.97%	5.21%

(1)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred acquisition costs and value of insurance in force acquired, as well as changes in interest sensitive product reserves and income taxes attributable to these items.

(2)	Adjusted operating income is a non-GAAP measure of earnings, see the Overview section above for additional information.

(3)	Average invested assets and annualized yield, including investments held as securities and indebtedness of related parties.

Net income increased in the first quarter of 2019, compared to the prior year period, primarily due to net realized gains from investments and changes in fair value of derivatives. Net income and adjusted operating income were negatively impacted by less investment-related income, less spread income earned from lower yields on invested assets and an increase in death benefits, partially offset by the positive impact of market performance on our indexed products and variable business. See the discussion that follows for details regarding pre-tax adjusted operating income by segment.

Annuity Segment
	Three months ended March 31,
	2019	2018	Change
	(Dollars in thousands)
Adjusted operating revenues:
Interest sensitive product charges	$1,567	$1,202	30%
Net investment income	51,115	56,233	(9)%
Total adjusted operating revenues	52,682	57,435	(8)%

Adjusted operating benefits and expenses:
Interest sensitive product benefits	28,070	31,286	(10)%
Underwriting, acquisition and insurance expenses:
Commissions net of deferrals	514	504	2%
Amortization of deferred acquisition costs	2,679	3,065	(13)%
Amortization of value of insurance in force	163	172	(5)%
Other underwriting expenses	5,594	5,826	(4)%
Total underwriting, acquisition and insurance expenses	8,950	9,567	(6)%
Total adjusted operating benefits and expenses	37,020	40,853	(9)%
Pre-tax adjusted operating income	$15,662	$16,582	(6)%

Other data
Annuity premiums collected, direct (1)	$69,506	$78,810	(12)%
Policy liabilities and accruals, end of period	4,379,558	4,462,979	(2)%
Average invested assets, at amortized cost	4,481,499	4,505,251	(1)%
Other investment-related income included in net investment income (2)	1,039	2,657	(61)%
Average individual annuity account value	3,179,153	3,106,259	2%

Earned spread on individual annuity products:
Weighted average yield on cash and invested assets	4.76%	5.03%
Weighted average crediting rate	2.53%	2.46%
Spread	2.23%	2.57%

Individual annuity withdrawal rate	5.6%	5.4%

(1)	Premiums collected is a non-GAAP measure of sales production, see Note 9 to our consolidated financial statements for additional information.

(2)	Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our payment speed assumptions.

Pre-tax adjusted operating income for the Annuity segment decreased in the first quarter of 2019, compared to the prior year period, primarily due to less other investment-related income and reduced spread income earned from lower yields on invested assets, partially offset by the impact of favorable market performance on reserves associated with guaranteed living withdrawal benefits.

The average aggregate account value for individual annuity contracts in force increased in the first quarter of 2019, compared to the prior year period, due to continued sales and the crediting of interest. Premiums collected were lower in the first quarter of 2019, compared to the prior year period, due to decreased sales of indexed annuity products, partially offset by increased sales of fixed rate deferred annuity products. Individual fixed rate deferred annuity collected premiums were $39.4 million in the first quarter of 2019, compared to $38.4 million in the first quarter of 2018. Indexed annuity collected premiums were $28.3 million in the first quarter of 2019, compared to $37.7 million in the first quarter of 2018. The decrease in our annuity segment policy liabilities contributed to decreases in revenues and benefits. The decrease was driven by a decrease in outstanding funding agreements with FHLB which totaled $437.2 million at March 31, 2019 and $530.3 million at March 31, 2018.

Amortization of deferred acquisition costs was less during the first quarter of 2019, compared to the prior year period, due to changes in actual and expected profits on the underlying business.

The weighted average yield on cash and invested assets for individual annuities decreased in the first quarter of 2019, compared to the prior year period, primarily due to lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, compared with the average existing portfolio yield, and less other investment-related income. See the “Financial Condition” section for additional information regarding the yields obtained on investment acquisitions. Weighted average crediting rates on our individual annuity products increased due to increased amortization on our call options supporting our indexed annuity products.

Life Insurance Segment
	Three months ended March 31,
	2019	2018	Change
	(Dollars in thousands)
Adjusted operating revenues:
Interest sensitive product charges and other income	$18,875	$17,980	5%
Traditional life insurance premiums	49,392	49,497	—%
Net investment income	38,991	40,250	(3)%
Total adjusted operating revenues	107,258	107,727	—%

Adjusted operating benefits and expenses:
Interest sensitive product benefits:
Interest and index credits	8,051	8,393	(4)%
Death benefits and other	14,466	15,241	(5)%
Total interest sensitive product benefits	22,517	23,634	(5)%
Traditional life insurance benefits:
Death benefits	24,416	23,735	3%
Surrender and other benefits	9,723	10,144	(4)%
Increase in traditional life future policy benefits	12,534	11,578	8%
Total traditional life insurance benefits	46,673	45,457	3%
Distributions to participating policyholders	2,534	2,551	(1)%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	4,639	4,923	(6)%
Amortization of deferred acquisition costs	4,799	4,436	8%
Amortization of value of insurance in force	372	373	—%
Other underwriting expenses	16,002	16,151	(1)%
Total underwriting, acquisition and insurance expenses	25,812	25,883	—%
Total adjusted operating benefits and expenses	97,536	97,525	—%
	9,722	10,202	(5)%
Equity income, before tax	370	695	(47)%
Pre-tax adjusted operating income	$10,092	$10,897	(7)%

Life Insurance Segment - continued
	Three months ended March 31,
	2019	2018	Change
	(Dollars in thousands)
Other data
Life premiums collected, net of reinsurance (1)	$78,001	$76,263	2%
Policy liabilities and accruals, end of period	3,015,751	2,918,284	3%
Life insurance in force, end of period	60,240,261	58,543,298	3%
Average invested assets, at amortized cost (2)	3,107,575	2,979,404	4%
Other investment-related income included in net investment income (3)	330	1,498	(78)%
Average interest sensitive life account value	869,476	844,559	3%

Interest sensitive life insurance spread:
Weighted average yield on cash and invested assets (2)	5.21%	5.33%
Weighted average crediting rate	3.68%	3.64%
Spread	1.53%	1.69%

Life insurance lapse and surrender rates	4.6%	4.9%
Death benefits, net of reinsurance and reserves released	$26,672	$26,479	1%

(1)	Premiums collected is a non-GAAP measure of sales production, see Note 9 to our consolidated financial statements for additional information.

(2)	Average invested assets and weighted average yield including investments held as securities and indebtedness of related parties.

(3)	Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our payment speed assumptions.

Pre-tax adjusted operating income for the Life Insurance segment decreased in the first quarter of 2019, compared to the prior year period, primarily due to less other investment-related income, partially offset by the impact of an increase in the volume of business in force.

Continued growth in our business in force contributes to the increase in revenues and benefits.

Amortization of deferred acquisition costs was higher during the first quarter of 2019, compared to the prior year period, due to changes in actual and expected profits on the underlying business.

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

The weighted average yield on cash and invested assets for interest sensitive life insurance products decreased in the first quarter of 2019, compared to the prior year period, due to lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, and less other investment-related income. See the “Financial Condition” section for additional information regarding the yields obtained on investment acquisitions. Weighted average crediting rates on our interest sensitive life insurance products increased due to increased amortization on our call options supporting our indexed universal life product.

Corporate and Other Segment
	Three months ended March 31,
	2019	2018	Change
	(Dollars in thousands)
Adjusted operating revenues:
Interest sensitive product charges	$10,405	$11,021	(6)%
Net investment income	8,640	8,411	3%
Other income	4,083	4,679	(13)%
Total adjusted operating revenues	23,128	24,111	(4)%

Adjusted operating benefits and expenses:
Interest sensitive product benefits	10,365	9,342	11%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	704	680	4%
Amortization of deferred acquisition costs	(967)	2,512	(138)%
Other underwriting expenses	1,153	1,402	(18)%
Total underwriting, acquisition and insurance expenses	890	4,594	(81)%
Interest expense	1,212	1,213	—%
Other expenses	6,250	5,593	12%
Total adjusted operating benefits and expenses	18,717	20,742	(10)%
	4,411	3,369	31%
Net (income) loss attributable to noncontrolling interest	(1)	23	(104)%
Equity (loss) income, before tax	(91)	141	(165)%
Pre-tax adjusted operating income	$4,319	$3,533	22%

Other data
Average invested assets, at amortized cost (1)	$703,846	$706,468	—%
Other investment-related income included in net investment income (2)	121	137	(12)%
Average interest sensitive life account value	361,872	360,586	—%
Death benefits, net of reinsurance and reserves released	7,069	5,939	19%
Estimated impact on pre-tax adjusted operating income from separate account performance on amortization of deferred acquisition costs, deferred sales inducements and unearned revenue reserve	2,200	(700)	(414)%

(1)	Average invested assets including investments held as securities and indebtedness of related parties.

(2)	Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our payment speed assumptions.

Pre-tax adjusted operating income increased for the Corporate and Other segment in the first quarter of 2019, compared to the prior year period, primarily due to a decrease in amortization of deferred acquisition costs from the impact of favorable market performance on our variable business, partially offset by increases in death benefits and expenses.

Death benefits, net of reinsurance and reserves released, increased in the first quarter of 2019, compared to the prior year period, primarily due to an increase in the average size of claims.

Other income and other expenses includes fees and expenses from sales of brokered products and operating results of our non-insurance subsidiaries, which include management, advisory, marketing and distribution services and leasing activities.
Other expenses increased in the first quarter of 2019, compared to the prior year period, primarily due to costs associated with expanding our wealth management offerings. Other income included a one-time benefit of $0.7 million in first quarter of 2018.

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

Equity income, net of related taxes, for the first quarter of 2019 was $0.2 million compared with $0.7 million for the first quarter of 2018. See Note 2 to our consolidated financial statements for further information.

Income Taxes on Adjusted Operating Income

The effective tax rate on adjusted operating income was 13.9% for the first quarter of 2019, compared with 15.2% for the first quarter of 2018. The effective tax rates differ from the federal statutory rate of 21% primarily due to the impact of LIHTC investments and tax-exempt investment income.

Components of income taxes
	Three months ended March 31,
	2019	2018
	(Dollars in thousands)
Income tax expense	$(6,276)	$(3,813)
Tax on equity income	(59)	(176)
Income tax offset on net income adjustments	2,164	(726)
Income taxes on adjusted operating income	$(4,171)	$(4,715)

Income taxes on adjusted operating income before benefits of LIHTC investments	$(5,076)	$(5,642)
Amounts related to LIHTC investments	905	927
Income taxes on adjusted operating income	$(4,171)	$(4,715)

Impact of Adjustments to Net Income Attributable to FBL

	Three months ended March 31,
	2019	2018
	(Dollars in thousands)
Realized gains (losses) on investments and change in fair value of equity securities and derivatives	$10,846	$(3,995)
Offsets: (1)
Change in amortization	(256)	338
Reserve change on interest sensitive products	(285)	199
Income tax	(2,164)	726
Net impact of adjustments to net income	$8,141	$(2,732)
Net impact per common share - basic and assuming dilution	$0.33	$(0.11)

(1)
The items excluded from adjusted operating income impact the amortization of deferred acquisition costs, value of business acquired and unearned revenue reserve. Certain interest sensitive reserves as well as income taxes are also impacted.

Realized Gains (Losses) on Investments
	Three months ended March 31,
	2019	2018
	(Dollars in thousands)
Realized gains (losses) on investments:
Realized gains	$5,772	$83
Realized losses	(34)	(13)
Change in unrealized gains/losses on equity securities	4,419	(1,817)
Total other-than-temporary impairment charges	(869)	(1,040)
Net realized investment gains (losses)	$9,288	$(2,787)

The level of realized gains (losses) is subject to fluctuation from period to period due to movements in credit spreads and prevailing interest rates, changes in the economic environment, the timing of the sales of the investments generating the realized gains and losses, as well as the timing of other than temporary impairment charges, recovery of allowances and unrealized gains and losses on equity securities. See “Financial Condition - Investments” and Note 2 to our consolidated financial statements for details regarding our unrealized gains and losses on available-for-sale securities at March 31, 2019 and December 31, 2018.

Investment Credit Impairment Losses Recognized in Net Income
	Three months ended March 31,
	2019	2018
	(Dollars in thousands)
Corporate securities:
Financial	$—	$26
Energy	—	1,014
Other asset-backed	869	—
Total other-than-temporary impairment losses reported in net income	$869	$1,040

Other-than-temporary credit impairment losses for the three months ended March 31, 2019 include an asset-backed bond due to a decline in expected cash flows. Other-than-temporary credit impairment losses for the three months ended March 31, 2018 included a previously impaired energy sector bond due to the commencement of bankruptcy proceedings.

Financial Condition

Investments

Our investment portfolio increased 2.5% to $8,620.7 million at March 31, 2019 compared to $8,414.1 million at December 31, 2018. The portfolio increase is primarily due to $181.6 million of net unrealized appreciation of fixed maturities. Additional details regarding securities in an unrealized gain or loss position at March 31, 2019 are included in the discussion that follows and in Note 2 to our consolidated financial statements. Details regarding investment impairments are discussed above in the “Realized Gains (Losses) on Investments” section under “Results of Operations.”

We manage the investment portfolio to optimize risk-adjusted yield within the context of prudent asset-liability management. We evaluate multiple cash flow testing scenarios as part of this process. The Company’s investment policy calls for investing primarily in high quality fixed maturities and commercial mortgage loans.

Fixed Maturity Acquisitions Selected Information
	Three months ended March 31,
	2019	2018
	(Dollars in thousands)
Cost of acquisitions:
Corporate	$75,567	$48,683
Mortgage- and asset-backed	57,951	189,771
Tax-exempt municipals	8,060	33,750
Total	$141,578	$272,204
Effective annual yield	4.33%	3.89%
Credit quality
NAIC 1 designation	74.3%	85.6%
NAIC 2 designation	25.7%	14.4%
Weighted-average life in years	15.0	16.0
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

A portion of the securities acquired during the three months ended March 31, 2019 and March 31, 2018 were acquired with the proceeds from advances on our funding agreements with the FHLB. The securities acquired to support these funding agreements often carry a lower average yield than securities acquired to support our other insurance products, due to the shorter maturity and relatively low interest rate paid on those advances. In addition, certain municipal securities acquired are exempt from federal income taxes, and accordingly have a higher actual return than reflected in the yields stated above. The average yield of the securities acquired, excluding the securities supporting the funding agreements and using a tax-adjusted yield for the municipal securities, was 4.42% during the three months ended March 31, 2019 and was 3.97% during the three months ended March 31, 2018.

Investment Portfolio Summary
	March 31, 2019		December 31, 2018
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities - available for sale:
Public	$5,512,264	63.9%	$5,367,590	63.8%
144A private placement	1,522,247	17.7	1,477,550	17.6
Private placement	197,073	2.3	187,905	2.2
Total fixed maturities - available for sale	7,231,584	83.9	7,033,045	83.6
Equity securities	108,525	1.3	92,857	1.1
Mortgage loans	1,023,655	11.9	1,039,829	12.4
Real estate	1,543	—	1,543	—
Policy loans	199,230	2.3	197,366	2.3
Short-term investments	11,515	0.1	15,713	0.2
Other investments	44,663	0.5	33,765	0.4
Total investments	$8,620,715	100.0%	$8,414,118	100.0%

As of March 31, 2019, 97.3% (based on carrying value) of the available-for-sale fixed maturities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of March 31, 2019, no single non-investment grade holding exceeded 0.2% of total investments.

Credit Quality by NAIC Designation and Equivalent Rating
		March 31, 2019		December 31, 2018
NAIC Designation	Equivalent Rating (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$4,939,251	68.3%	$4,802,497	68.3%
2	BBB	2,100,462	29.0	2,063,069	29.3
	Total investment grade	7,039,713	97.3	6,865,566	97.6
3	BB	121,325	1.7	105,544	1.5
4	B	50,009	0.7	48,051	0.7
5	CCC	11,466	0.2	9,640	0.1
6	In or near default	9,071	0.1	4,244	0.1
	Total below investment grade	191,871	2.7	167,479	2.4
	Total fixed maturities - available for sale	$7,231,584	100.0%	$7,033,045	100.0%

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

Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification
	March 31, 2019
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$331,507	$261,110	$17,273	$70,397	$(3,133)
Capital goods	252,936	179,799	11,872	73,137	(2,369)
Communications	137,686	111,916	8,921	25,770	(2,146)
Consumer cyclical	119,234	106,500	5,899	12,734	(1,208)
Consumer non-cyclical	538,302	343,974	23,800	194,328	(16,337)
Energy	404,739	332,634	23,371	72,105	(7,942)
Finance	632,748	522,635	32,934	110,113	(4,023)
Transportation	106,348	93,348	5,301	13,000	(1,111)
Utilities	744,403	675,517	75,760	68,886	(2,193)
Other	164,673	148,150	8,573	16,523	(519)
Total corporate securities	3,432,576	2,775,583	213,704	656,993	(40,981)
Mortgage- and asset-backed securities	2,230,269	1,475,032	85,889	755,237	(17,422)
United States Government and agencies	20,713	17,014	1,203	3,699	(45)
States and political subdivisions	1,548,026	1,516,797	118,037	31,229	(2,018)
Total	$7,231,584	$5,784,426	$418,833	$1,447,158	$(60,466)

Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification

	December 31, 2018
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$321,192	$194,019	$9,990	$127,173	$(8,376)
Capital goods	248,385	123,157	6,933	125,228	(7,208)
Communications	131,364	75,687	5,098	55,677	(4,705)
Consumer cyclical	105,882	74,866	3,627	31,016	(1,782)
Consumer non-cyclical	497,789	224,674	12,441	273,115	(29,469)
Energy	384,982	227,770	11,460	157,212	(17,063)
Finance	602,159	392,188	22,124	209,971	(10,298)
Transportation	96,579	61,034	3,049	35,545	(2,135)
Utilities	733,604	565,250	60,399	168,354	(7,483)
Other	157,949	98,683	3,851	59,266	(2,414)
Total corporate securities	3,279,885	2,037,328	138,972	1,242,557	(90,933)
Mortgage- and asset-backed securities	2,192,996	1,076,388	69,820	1,116,608	(31,961)
United States Government and agencies	20,535	14,061	996	6,474	(134)
States and political subdivisions	1,539,629	1,378,005	95,921	161,624	(5,913)
Total	$7,033,045	$4,505,782	$305,709	$2,527,263	$(128,941)

Credit Quality of Available-for-Sale Fixed Maturities with Unrealized Losses
		March 31, 2019
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$803,920	55.5%	$(18,923)	31.3%
2	BBB	539,618	37.3	(23,424)	38.7
	Total investment grade	1,343,538	92.8	(42,347)	70.0
3	BB	60,328	4.2	(8,251)	13.6
4	B	26,033	1.8	(9,115)	15.1
5	CCC	8,489	0.6	(401)	0.7
6	In or near default	8,770	0.6	(352)	0.6
	Total below investment grade	103,620	7.2	(18,119)	30.0
	Total	$1,447,158	100.0%	$(60,466)	100.0%

Credit Quality of Available-for-Sale Fixed Maturities with Unrealized Losses
		December 31, 2018
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$1,500,626	59.4%	$(45,593)	35.3%
2	BBB	903,855	35.7	(61,615)	47.8
	Total investment grade	2,404,481	95.1	(107,208)	83.1
3	BB	90,883	3.6	(10,056)	7.8
4	B	26,212	1.1	(10,887)	8.5
5	CCC	5,679	0.2	(790)	0.6
6	In or near default	8	—	—	—
	Total below investment grade	122,782	4.9	(21,733)	16.9
	Total	$2,527,263	100.0%	$(128,941)	100.0%

Available-For-Sale Fixed Maturities with Unrealized Losses by Length of Time
	March 31, 2019
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$23,998	$—	$(136)
Greater than three months to six months	—	96,397	—	(1,490)
Greater than six months to nine months	—	87,318	—	(3,043)
Greater than nine months to twelve months	—	223,095	—	(6,835)
Greater than twelve months	21,769	1,055,047	(7,406)	(41,556)
Total	$21,769	$1,485,855	$(7,406)	$(53,060)

	December 31, 2018
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$329,067	$—	$(7,081)
Greater than three months to six months	—	362,426	—	(10,386)
Greater than six months to nine months	—	514,023	—	(21,352)
Greater than nine months to twelve months	—	799,994	—	(43,191)
Greater than twelve months	24,809	625,885	(9,547)	(37,384)
Total	$24,809	$2,631,395	$(9,547)	$(119,394)

Available-For-Sale Fixed Maturities with Unrealized Losses by Maturity Date
	March 31, 2019		December 31, 2018
	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Due in one year or less	$498	$(2)	$496	$(4)
Due after one year through five years	36,450	(1,765)	86,795	(3,286)
Due after five years through ten years	146,922	(6,906)	299,532	(14,667)
Due after ten years	508,051	(34,371)	1,023,832	(79,023)
	691,921	(43,044)	1,410,655	(96,980)
Mortgage- and asset-backed	755,237	(17,422)	1,116,608	(31,961)
Total	$1,447,158	$(60,466)	$2,527,263	$(128,941)

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

At each balance sheet date, we review and update our expectation of future prepayment speeds and the book value of the mortgage and other asset-backed securities purchased at a premium or discount is reset, if needed. See Note 1 to our consolidated financial statements included in Item 8 of our Form 10-K for the year ended December 31, 2018 for more detail on accounting for the amortization of premium and accrual of discount on mortgage-backed and asset-backed securities.

Our direct exposure to the Alt-A home equity and subprime first-lien sectors is limited to investments in structured securities collateralized by senior tranches of residential mortgage loans. We also have a partnership interest in one fund at March 31, 2019 and December 31, 2018, that owns securities backed by Alt-A home equity, subprime first-lien and adjustable rate mortgage collateral. The fund is reported as securities and indebtedness of related parties in our consolidated balance sheets with a fair value of $1.7 million at March 31, 2019 and $2.0 million at December 31, 2018. We do not own any direct investments in subprime lenders.

Mortgage- and Asset-Backed Securities by Collateral Type
	March 31, 2019			December 31, 2018
	Amortized Cost	Carrying Value	Percent of Fixed Maturities	Amortized Cost	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Government agency	$225,720	$235,689	3.2%	$227,545	$232,658	3.3%
Prime	285,112	298,106	4.1	279,856	287,073	4.1
Alt-A	78,077	92,161	1.3	81,668	95,396	1.4
Subprime	143,305	153,562	2.1	143,441	152,907	2.1
Commercial mortgage	896,528	916,704	12.7	873,672	878,566	12.5
Non-mortgage	533,060	534,047	7.4	548,955	546,396	7.8
Total	$2,161,802	$2,230,269	30.8%	$2,155,137	$2,192,996	31.2%

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

Residential Mortgage-Backed Securities by NAIC Designation and Origination Year
	March 31, 2019
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$69,191	$70,450	$68,796	$88,297	$437,016	$447,422	$575,003	$606,169
2	—	—	1,047	1,012	—	—	1,047	1,012
3	—	—	480	472	—	—	480	472
4	—	—	7,910	10,760	—	—	7,910	10,760
6	8	8	—	—	—	—	8	8
Total	$69,518	$70,786	$78,233	$100,541	$437,016	$447,422	$584,767	$618,749

	December 31, 2018
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$72,281	$72,921	$69,478	$89,128	$430,982	$430,881	$572,741	$592,930
2	—	—	2,420	2,301	—	—	2,420	2,301
3	—	—	562	553	—	—	562	553
4	354	359	8,048	10,709	—	—	8,402	11,068
6	8	8	—	—	—	—	8	8
Total	$72,643	$73,288	$80,508	$102,691	$430,982	$430,881	$584,133	$606,860

The commercial mortgage-backed securities (CMBS) are primarily sequential securities. CMBS typically have cash flows that are less subject to refinance risk than residential mortgage-backed securities principally due to prepayment restrictions on many of the underlying commercial mortgage loans.

Commercial Mortgage-Backed Securities by NAIC Designation and Origination Year
	March 31, 2019
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$8,297	$8,919	$113,288	$126,780	$739,238	$743,760	$860,823	$879,459
2	—	—	35,705	37,245	—	—	35,705	37,245
Total (1)	$8,297	$8,919	$148,993	$164,025	$739,238	$743,760	$896,528	$916,704

Commercial Mortgage-Backed Securities by NAIC Designation and Origination Year
	December 31, 2018
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$8,415	$9,029	$113,526	$124,885	$715,899	$708,447	$837,840	$842,361
2	—	—	35,832	36,205	—	—	35,832	36,205
Total (1)	$8,415	$9,029	$149,358	$161,090	$715,899	$708,447	$873,672	$878,566

(1)
The CMBS portfolio included government agency-backed securities with a carrying value of $733.0 million at March 31, 2019 and $693.3 million at December 31, 2018. Also included in the CMBS are military housing bonds totaling $159.9 million at March 31, 2019 and $156.7 million at December 31, 2018. These bonds are used to fund the construction of multi-family homes on United States military bases. The bonds are backed by a first mortgage lien on residential military housing projects.

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

Other Asset-Backed Securities by NAIC Designation and Origination Year
	March 31, 2019
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$8,997	$8,756	$141,103	$154,699	$397,964	$396,693	$548,064	$560,148
2	1,546	1,649	1,791	1,852	123,149	124,840	126,486	128,341
3	—	—	—	—	3,131	3,509	3,131	3,509
4	176	168	—	—	—	—	176	168
5	—	—	—	—	2,650	2,650	2,650	2,650
Total	$10,719	$10,573	$142,894	$156,551	$526,894	$527,692	$680,507	$694,816

	December 31, 2018
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$9,314	$9,038	$141,728	$154,747	$415,228	$412,078	$566,270	$575,863
2	1,586	1,693	1,890	1,943	121,796	122,300	125,272	125,936
3	—	—	313	303	1,697	1,697	2,010	2,000
4	179	170	—	—	—	—	179	170
5	—	—	—	—	3,601	3,601	3,601	3,601
Total	$11,079	$10,901	$143,931	$156,993	$542,322	$539,676	$697,332	$707,570

State and Political Subdivision Securities

State and political subdivision securities totaled $1,548.0 million, or 21.4% of total fixed maturities, at March 31, 2019, and $1,539.6 million, or 21.9% of total fixed maturities at December 31, 2018 and include investments in general obligation, revenue and municipal housing bonds. Our investment strategy is to utilize municipal bonds in addition to corporate bonds, as we believe they provide additional diversification and have historically low default rates compared with similarly rated corporate bonds. We evaluate the credit strength of the underlying issues on both a quantitative and qualitative basis, excluding insurance, prior to acquisition. The majority of the municipal bonds we hold are investment grade credits without consideration of insurance. Our municipal bonds are well diversified by type and geography with the top exposure being water and sewer revenue bonds. We do not hold any Puerto Rico-related bonds. Exposure to the state of Illinois and municipalities within the state accounted for 1.4% of our total fixed maturities at March 31, 2019. As of March 31, 2019, our Illinois-related portfolio holdings were rated investment grade, and were trading at 110.2% of amortized cost. Our municipal bond exposure had an average rating of Aa2/AA and our holdings were trading at 108.1% of amortized cost at March 31, 2019.

Mortgage Loans

Mortgage loans totaled $1,023.7 million at March 31, 2019 and $1,039.8 million at December 31, 2018. Our mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. The total number of commercial mortgage loans outstanding was 207 at March 31, 2019 and 208 at December 31, 2018. In the first three months of 2019, one new loan in the amount of $5.7 million was funded with a loan term of 23 years and a net yield of 4.97%. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. The majority of our mortgage loans amortize principal, with 2.2% that are interest-only loans as of March 31, 2019. At March 31, 2019, the average loan-to-value of the current outstanding principal balance using the most recent appraised value was 52.9% and the weighted average debt service coverage ratio was 1.6 based on the results of our 2017 annual study. See Note 2 to our consolidated financial statements for further discussion regarding our mortgage loans.

Other Assets and Liabilities

	March 31, 2019	December 31, 2018	Percentage change
Selected other assets:
Cash and cash equivalents	6,057	19,035	(68.2)%
Reinsurance recoverable	103,825	102,386	1.4%
Deferred acquisition costs	373,711	418,802	(10.8)%
Other assets	169,756	163,518	3.8%
Assets held in separate accounts	614,121	561,281	9.4%
Selected other liabilities:
Future policy benefits	7,241,831	7,205,471	0.5%
Other policyholder funds	612,733	615,177	(0.4)%
Deferred income taxes	103,300	75,449	36.9%
Other liabilities	110,709	93,532	18.4%
Liabilities held in separate accounts	614,121	561,281	9.4%

Cash and cash equivalents decreased primarily due to normal fluctuations in timing of payments made and received. Deferred acquisition costs decreased compared to the prior year primarily due to a $50.0 million increase in the impact of the change in net unrealized appreciation on fixed maturity securities during the period. Assets and liabilities held in separate accounts increased due to market performance on the underlying investment portfolios.

Future policy benefits increased primarily due to an increase in the volume of annuity and life business in force. Deferred income taxes increased primarily due to the tax impact of the change in unrealized appreciation/depreciation on investments. Other liabilities increased due to an increase in unsettled security trades.

Stockholders’ Equity

As discussed in Note 7 to our consolidated financial statements, stockholders’ equity was impacted by capital deployment actions during the first quarter of 2019, which included a special cash dividend of $1.50 per share on Class A and Class B common stock and an increase in our regular quarterly dividend by 4.3% to $0.48 per share.

	March 31, 2019	December 31, 2018	Percentage change
	(dollars in thousands, except per share data)
Total FBL Financial Group, Inc. stockholders’ equity	$1,263,400	$1,184,139	6.7%
Common stockholders’ equity	1,260,400	1,181,139	6.7%

Book value per share	$51.13	$47.78	7.0%
Less: Per share impact of accumulated other comprehensive income	7.68	3.69	108.1%
Book value per share, excluding accumulated other comprehensive income	$43.45	$44.09	(1.5)%

Our stockholders’ equity increased compared to the prior year primarily due to the change in unrealized appreciation of fixed maturity securities during the period and net income, partially offset by dividends paid. Book value per share excluding accumulated other comprehensive income is a non-GAAP financial measure. Since accumulated other comprehensive income fluctuates from quarter to quarter due to unrealized changes in the fair value of investments caused principally by changes in market interest rates, FBL Financial Group believes this non-GAAP financial measure provides useful supplemental information.

Liquidity and Capital Resources

Cash Flows

During the first three months of 2019, our operating activities generated cash flows totaling $44.7 million, consisting of net income of $34.0 million adjusted for non-cash operating revenues and expenses netting to $10.7 million. We used cash of $0.2 million in our investing activities during the 2019 period. The primary uses were $166.4 million of investment acquisitions, mostly in fixed maturity securities, partially offset by $166.4 million in sales, maturities and repayments of investments. Our financing activities used cash of $57.9 million during the 2019 period. The primary financing source was $135.8 million in receipts from interest sensitive products credited to policyholder account balances, which was offset by $143.5 million for return of policyholder account balances on interest sensitive products and $48.9 million for dividends paid to stockholders.

Sources and Uses of Capital Resources

Parent company cash inflows from operations consist primarily of fees that it charges various subsidiaries and affiliates for management of their operations, expense reimbursements and tax settlements from subsidiaries and affiliates, proceeds from investment income and dividends from subsidiaries, if declared and paid. Revenue sources for the parent company during the three months ended March 31, 2019 included management fees from subsidiaries and affiliates totaling $2.1 million and dividends of $50.0 million. Cash outflows are principally for salaries, taxes and other expenses related to providing management services, dividends on outstanding stock, stock repurchases and interest on our parent company debt.

We paid regular cash dividends on our common and preferred stock during the three-month period ended March 31 totaling $11.9 million in 2019 and $11.5 million in 2018. In addition, we paid a special $1.50 per common share cash dividend in March 2019 and March 2018 totaling $37.0 million and $37.3 million, respectively. It is anticipated that quarterly cash dividend requirements for 2019 will be $0.0075 per Series B preferred share and $0.48 per common share. The level of common stock dividends are analyzed quarterly and are dependent upon our capital and liquidity positions. In addition, alternative uses of excess capital may impact future dividend levels. Assuming these quarterly dividend rates, the common and preferred dividends would total approximately $35.6 million for the remainder of 2019. The parent company expects to have sufficient resources and cash flows to meet its interest and dividend payments throughout 2019. The parent company had available cash and investments totaling $34.7 million at March 31, 2019. The parent company expects to rely on available cash resources, dividends from Farm Bureau Life and management fee income to make dividend payments to its stockholders, interest payments on its debt and to fund any capital initiatives such as stock repurchases. In addition, our parent company and Farm Bureau Life have entered into a reciprocal line of credit arrangement, which provides additional liquidity for either entity up to $20.0 million. We had no material commitments for capital expenditures as of March 31, 2019.

As discussed in Note 7 to our consolidated financial statements, we have periodically taken advantage of opportunities to repurchase our outstanding Class A common stock through Class A common stock repurchase programs approved by our Board of Directors. At March 31, 2019, $36.3 million remains available for repurchase under the current Class A common stock repurchase program. Under this program, we repurchased 66,475 shares for $4.6 million during the three months ended March 31, 2019. Completion of this program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

Interest payments on our debt totaled $1.2 million for the three months ended March 31, 2019 and March 31, 2018. Interest payments on our debt outstanding at March 31, 2019 are estimated to be $3.6 million for the remainder of 2019.

Farm Bureau Life’s cash inflows primarily consist of premiums; deposits to policyholder account balances; income from investments; sales, maturities and calls of investments; and repayments of investment principal. Farm Bureau Life’s cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, current operating expenses and dividends. Life insurance companies generally produce a positive cash flow that may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. Continuing operations and financing activities from Farm Bureau Life relating to interest sensitive products provided funds totaling $45.3 million for the three months ended March 31, 2019 and $196.4 million for the prior year period.

Farm Bureau Life’s ability to pay dividends to the parent company is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. At December 31, 2018, Farm Bureau Life’s statutory unassigned surplus was $503.7 million. There are certain additional limits on the amount of dividends that may be paid within a year without approval of the Insurance Division, Department of Commerce of the State of Iowa as discussed in Note 7 to our consolidated financial statements included in Item 8 of our 2018 Form 10-K. During the remainder of 2019, the maximum amount legally available for distribution to the parent company without further regulatory approval is $50.8 million.

We manage the amount of capital held by our insurance subsidiaries to ensure they meet regulatory requirements. State laws specify regulatory actions if an insurer’s risk-based capital (RBC) ratio, a measure of solvency, falls below certain levels. The NAIC has a standard formula for annually assessing RBC based on the various risk factors related to an insurance company’s capital and surplus, including insurance, business, asset and interest rate risks. The insurance regulators monitor the level of RBC against a statutory “authorized control level” RBC at which point regulators have the option to assume control of the insurance company. The company action level RBC is 200% of the authorized control level and is the first point at which any action would be triggered. Our adjusted capital and RBC is reported to our insurance regulators annually based on formulas that may be revised throughout the year. We estimate our adjusted capital and RBC quarterly; however, these estimates may differ from actual results. As of March 31, 2019, Farm Bureau Life’s statutory total adjusted capital is estimated at $677.2 million, resulting in a RBC ratio of 517%, based on company action level capital of $131.0 million.

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

Contractual Obligations

In the normal course of business, we enter into insurance contracts, financing transactions, lease agreements or other commitments that are necessary or beneficial to our operations. These commitments may obligate us to certain cash flows during future periods. There have been no material changes to our total contractual obligations since December 31, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks of Financial Instruments

There have been no material changes in the market risks from the information provided in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Form 10-K for the fiscal year ended December 31, 2018.

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

Our internal control over financial reporting changes from time-to-time as we modify and enhance our systems and processes to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. While changes have taken place in our internal controls during the quarter ended March 31, 2019, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

The performance of our company is subject to a variety of risks that you should review. Occurrence of these risks could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. Please refer to Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Repurchases of Equity Securities

The following table sets forth issuer purchases of equity securities for the quarter ended March 31, 2019.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 through January 31, 2019	57,726	$68.81	57,726	$36,927,457
February 1, 2019 through February 28, 2019	8,749	69.26	8,749	$36,321,488
March 1, 2019 through March 31, 2019	—	—	—	$36,321,488
Total	66,475	$68.87

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

ITEM 6. EXHIBITS

(a) Exhibits:

10.1*+	Management Performance Plan, effective January 1, 2019
10.2*+	Cash-Based Restricted Stock Unit Plan, as amended through February 27, 2019
10.3*+	Cash-Based Restricted Surplus Unit Plan, as amended through February 27, 2019
10.4*+	Form of 2019 Restricted Stock Unit Agreement between the Company and participants
10.5*+	Form of 2019 Restricted Surplus Unit Agreement between the Company and participants
31.1+	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101+#
Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language) from FBL Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 as follows: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Financial Statements

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

Date: May 2, 2019

FBL FINANCIAL GROUP, INC.

By	/s/ James P. Brannen
James P. Brannen
Chief Executive Officer (Principal Executive Officer)

By	/s/ Donald J. Seibel
Donald J. Seibel
Chief Financial Officer and Treasurer (Principal Financial Officer)

By	/s/ Anthony J. Aldridge
Anthony J. Aldridge
Chief Accounting Officer (Principal Accounting Officer)