Form 10-Q
period 2019-06-30
FBL FINANCIAL GROUP INC
filed 2019-08-01
CIK 1012771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019.
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to _______________________

Commission File Number: 1-11917
FBL FINANCIAL GROUP INC
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Title of each class	Outstanding at July 30, 2019
Class A Common Stock, without par value	24,648,472
Class B Common Stock, without par value	11,413

(This page has been intentionally left blank.)

FBL FINANCIAL GROUP, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

ITEM 1. FINANCIAL STATEMENTS

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	June 30, 2019	December 31, 2018
Assets
Investments:
Fixed maturities - available for sale, at fair value (amortized cost: 2019 - $6,909,984; 2018 - $6,856,277)	$7,484,622	$7,033,045
Equity securities at fair value (cost: 2019 - $101,847; 2018 - $93,564)	106,021	92,857
Mortgage loans	1,019,124	1,039,829
Real estate	1,543	1,543
Policy loans	200,246	197,366
Short-term investments	9,521	15,713
Other investments	48,833	33,765
Total investments	8,869,910	8,414,118

Cash and cash equivalents	13,854	19,035
Securities and indebtedness of related parties	68,733	60,962
Accrued investment income	73,683	74,524
Amounts receivable from affiliates	6,330	3,812
Reinsurance recoverable	102,898	102,386
Deferred acquisition costs	314,301	418,802
Value of insurance in force acquired	3,366	10,385
Current income taxes recoverable	2,036	4,807
Other assets	179,408	163,518
Assets held in separate accounts	625,177	561,281

Total assets	$10,259,696	$9,833,630

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

	June 30, 2019	December 31, 2018
Liabilities and stockholders’ equity
Liabilities:
Future policy benefits:
Interest sensitive products	$5,471,944	$5,403,125
Traditional life insurance and accident and health products	1,826,458	1,802,346
Other policy claims and benefits	40,058	51,298
Supplementary contracts without life contingencies	302,685	303,627
Advance premiums and other deposits	258,295	260,252
Amounts payable to affiliates	3,421	1,461
Long-term debt payable to non-affiliates	97,000	97,000
Deferred income taxes	134,702	75,449
Other liabilities	102,414	93,532
Liabilities related to separate accounts	625,177	561,281
Total liabilities	8,862,154	8,649,371

Stockholders’ equity:
FBL Financial Group, Inc. stockholders’ equity:
Preferred stock, without par value, at liquidation value - authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 24,648,472 shares in 2019 and 24,707,402 shares in 2018	152,454	152,652
Class B common stock, without par value - authorized 1,500,000 shares, issued and outstanding 11,413 shares in 2019 and 2018	72	72
Accumulated other comprehensive income	302,793	91,318
Retained earnings	939,143	937,097
Total FBL Financial Group, Inc. stockholders’ equity	1,397,462	1,184,139
Noncontrolling interest	80	120
Total stockholders’ equity	1,397,542	1,184,259
Total liabilities and stockholders’ equity	$10,259,696	$9,833,630

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenues:
Interest sensitive product charges	$32,534	$30,906	$63,800	$61,004
Traditional life insurance premiums	50,987	51,091	100,379	100,588
Net investment income	104,894	103,974	214,534	204,996
Net realized capital gains (losses)	377	841	10,534	(906)
Net other-than-temporary impairment losses recognized in earnings	—	—	(869)	(1,040)
Other income	4,114	3,637	8,084	8,237
Total revenues	192,906	190,449	396,462	372,879

Benefits and expenses:
Interest sensitive product benefits	65,223	62,637	135,819	123,982
Traditional life insurance benefits	41,960	43,725	88,635	89,181
Policyholder dividends	2,564	2,560	5,098	5,111
Underwriting, acquisition and insurance expenses	38,948	37,210	75,137	76,787
Interest expense	1,212	1,213	2,424	2,426
Other expenses	6,635	5,627	12,885	11,220
Total benefits and expenses	156,542	152,972	319,998	308,707
	36,364	37,477	76,464	64,172
Income taxes	(5,511)	(5,831)	(11,787)	(9,644)
Equity income, net of related income taxes	1,404	1,139	1,624	1,799
Net income	32,257	32,785	66,301	56,327
Net loss attributable to noncontrolling interest	41	18	40	41
Net income attributable to FBL Financial Group, Inc.	$32,298	$32,803	$66,341	$56,368

Earnings per common share	$1.30	$1.31	$2.68	$2.26
Earnings per common share - assuming dilution	$1.30	$1.31	$2.68	$2.25

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income	$32,257	$32,785	$66,301	$56,327
Other comprehensive income (loss) (1)
Change in net unrealized investment gains/losses	113,416	(55,797)	211,056	(148,951)
Change in underfunded status of postretirement benefit plans	211	267	419	529
Total other comprehensive income (loss), net of tax	113,627	(55,530)	211,475	(148,422)
Total comprehensive income (loss), net of tax	145,884	(22,745)	277,776	(92,095)
Comprehensive loss attributable to noncontrolling interest	41	18	40	41
Total comprehensive income (loss) applicable to FBL Financial Group, Inc.	$145,925	$(22,727)	$277,816	$(92,054)

(1)
Other comprehensive income (loss) is recorded net of deferred income taxes and other adjustments for assumed changes in deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands)

	FBL Financial Group, Inc. Stockholders’ Equity
	Series B Preferred Stock	Class A and Class B Common Stock	Accumulated Other Comprehensive Income	Retained Earnings	Non- controlling Interest	Total Stockholders’ Equity
Balance at April 1, 2018	$3,000	$153,267	$186,222	$909,872	$35	$1,252,396
Cumulative effect of change in accounting principle related to net unrealized gains on equity securities	—	—	389	(389)	—	—
Net income - three months ended June 30, 2018	—	—	—	32,803	(18)	32,785
Other comprehensive loss	—	—	(55,530)	—	—	(55,530)
Stock-based compensation	—	102	—	—	—	102
Purchase of common stock	—	(183)	—	(1,860)	—	(2,043)
Dividends on preferred stock	—	—	—	(37)	—	(37)
Dividends on common stock	—	—	—	(11,416)	—	(11,416)
Receipts related to noncontrolling interest	—	—	—	—	15	15
Balance at June 30, 2018	$3,000	$153,186	$131,081	$928,973	$32	$1,216,272

Balance at April 1, 2019	$3,000	$152,516	$189,166	$918,718	$121	$1,263,521
Net income - three months ended June 30, 2019	—	—	—	32,298	(41)	32,257
Other comprehensive income	—	—	113,627	—	—	113,627
Stock-based compensation	—	10	—	—	—	10
Dividends on preferred stock	—	—	—	(37)	—	(37)
Dividends on common stock	—	—	—	(11,836)	—	(11,836)
Balance at June 30, 2019	$3,000	$152,526	$302,793	$939,143	$80	$1,397,542

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
(Dollars in thousands)

	FBL Financial Group, Inc. Stockholders’ Equity
	Series B Preferred Stock	Class A and Class B Common Stock	Accumulated Other Comprehensive Income	Retained Earnings	Non- controlling Interest	Total Stockholders’ Equity
Balance at January 1, 2018	$3,000	$153,661	$284,983	$935,423	$58	$1,377,125
Cumulative effect of change in accounting principle related to net unrealized gains on equity securities	—	—	(5,480)	5,480	—	—
Net income - six months ended June 30, 2018	—	—	—	56,368	(41)	56,327
Other comprehensive loss	—	—	(148,422)	—	—	(148,422)
Stock-based compensation	—	320	—	—	—	320
Purchase of common stock	—	(795)	—	(8,054)	—	(8,849)
Dividends on preferred stock	—	—	—	(75)	—	(75)
Dividends on common stock	—	—	—	(60,169)	—	(60,169)
Receipts related to noncontrolling interest	—	—	—	—	15	15
Balance at June 30, 2018	$3,000	$153,186	$131,081	$928,973	$32	$1,216,272

Balance at January 1, 2019	$3,000	$152,724	$91,318	$937,097	$120	$1,184,259
Cumulative effect of change in accounting principle related to leases	—	—	—	595	—	595
Net income - six months ended June 30, 2019	—	—	—	66,341	(40)	66,301
Other comprehensive income	—	—	211,475	—	—	211,475
Stock-based compensation	—	212	—	—	—	212
Purchase of common stock	—	(410)	—	(4,167)	—	(4,577)
Dividends on preferred stock	—	—	—	(75)	—	(75)
Dividends on common stock	—	—	—	(60,648)	—	(60,648)
Balance at June 30, 2019	$3,000	$152,526	$302,793	$939,143	$80	$1,397,542

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Six months ended June 30,
	2019	2018
Operating activities
Net income	$66,301	$56,327
Adjustments to reconcile net income to net cash provided by operating activities:
Interest credited to account balances	80,152	82,699
Charges for mortality, surrenders and administration	(62,978)	(60,081)
Net realized (gains) losses on investments	(9,665)	2,705
Change in fair value of derivatives	(1,242)	(3,089)
Increase in liabilities for life insurance and other future policy benefits	34,593	38,308
Deferral of acquisition costs	(22,628)	(22,244)
Amortization of deferred acquisition costs and value of insurance in force	17,176	20,318
Change in reinsurance recoverable	742	5,097
Provision for deferred income taxes	3,020	(4,190)
Other	(19,850)	11,362
Net cash provided by operating activities	85,621	127,212

Investing activities
Sales, maturities or repayments:
Fixed maturities - available for sale	314,460	352,051
Equity securities - available for sale	5,085	—
Mortgage loans	49,386	36,861
Derivative instruments	7,314	8,912
Policy loans	18,057	19,030
Securities and indebtedness of related parties	4,466	3,021
Other long-term investments	2,950	3,524
Acquisitions:
Fixed maturities - available for sale	(346,440)	(529,344)
Equity securities - available for sale	(13,092)	(2,283)
Mortgage loans	(25,902)	(47,936)
Derivative instruments	(9,766)	(7,049)
Policy loans	(20,937)	(22,470)
Securities and indebtedness of related parties	(11,476)	(8,409)
Other long-term investments	(2,788)	(6,531)
Short-term investments, net change	6,192	1,866
Purchases and disposals of property and equipment, net	(7,931)	(6,067)
Net cash used in investing activities	(30,422)	(204,824)

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Six months ended June 30,
	2019	2018
Financing activities
Contract holder account deposits	$316,988	$402,751
Contract holder account withdrawals	(311,187)	(311,878)
Dividends paid	(60,723)	(60,244)
Proceeds from issuance of short-term debt	4,000	27,000
Repayments of short-term debt	(4,000)	—
Issuance or repurchase of common stock, net	(5,458)	(9,023)
Other financing activities	—	15
Net cash provided by (used in) financing activities	(60,380)	48,621
Decrease in cash and cash equivalents	(5,181)	(28,991)
Cash and cash equivalents at beginning of period	19,035	52,696
Cash and cash equivalents at end of period	$13,854	$23,705

Supplemental disclosures of cash flow information
Cash (paid) received during the period for:
Interest	$(2,426)	$(2,425)
Income taxes	(30)	(20)

See accompanying notes.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2019

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

Operating results for the quarter ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. We encourage you to refer to the notes to our consolidated financial statements included in Item 8 of our Form 10-K for the year ended December 31, 2018 for a complete description of our material accounting policies. Also included in the Form 10-K is a description of areas of judgments and estimates and other information necessary to understand our financial position and results of operations.

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
January 1, 2019
Upon adoption using the modified retrospective approach, a cumulative effect adjustment of $0.6 million was recorded to retained earnings, representing the elimination of a deferred gain on a sale-leaseback transaction, and both other assets and other liabilities increased by $7.2 million. We elected the practical expedients provided for under the guidance, but did not use hindsight in determining lease term. We have no finance leases and have elected to treat leases with terms of twelve months or less as short-term leases. The impact to earnings per share due to adopting this guidance for the three and six months ended June 30, 2019 was ($0.01) per share. See Note 5 for additional discussion.

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
Standards not yet adopted:
Financial instruments - credit impairment
In June 2016, the FASB issued guidance amending the accounting for the credit impairment of financial instruments. Under the new guidance, impairment losses are required to be estimated using an expected loss model under which a valuation allowance is established and adjusted over time. The valuation allowance will be based on the probability of loss over the life of the instrument, considering historical, current and forecasted information. The new guidance differs significantly from the incurred loss model used today, and will result in the earlier recognition of impairment losses. The new guidance may also increase the volatility of earnings to the extent actual results differ from the assumptions used in the establishment of the valuation allowance. The financial instruments for which we will be required to use the new model include but are not limited to, mortgage loans, lease receivables and reinsurance recoverables. Our available-for-sale fixed maturities will continue to apply the incurred loss model; however, such losses will be in the form of a valuation allowance, which can be increased in the case of future credit losses or decreased should conditions improve.
January 1, 2020
We are currently evaluating the impact of this new guidance on our consolidated financial statements. We believe the most significant impact upon adoption will be the establishment of an additional valuation allowance for our mortgage loan investments, which historically have not experienced significant credit impairment losses. We will apply this guidance using a modified retrospective approach by recording a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption.

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

2. Investment Operations

Fixed Maturity Securities

Available-For-Sale Fixed Maturity Securities by Investment Category
	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit losses on other-than-temporary impairments (1)
	(Dollars in thousands)
Fixed maturities:
Corporate	$3,287,380	$320,359	$(21,989)	$3,585,750	$—
Residential mortgage-backed	581,099	49,055	(775)	629,379	2,084
Commercial mortgage-backed	937,041	67,240	(526)	1,003,755	—
Other asset-backed	671,762	22,017	(2,332)	691,447	740
United States Government and agencies	17,029	1,572	(16)	18,585	—
States and political subdivisions	1,415,673	140,791	(758)	1,555,706	—
Total fixed maturities	$6,909,984	$601,034	$(26,396)	$7,484,622	$2,824

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit losses on other-than-temporary impairments (1)
	(Dollars in thousands)
Fixed maturities:
Corporate	$3,231,846	$138,972	$(90,933)	$3,279,885	$—
Residential mortgage-backed	584,133	29,969	(7,242)	606,860	2,823
Commercial mortgage-backed	873,672	24,284	(19,390)	878,566	—
Other asset-backed	697,332	15,567	(5,329)	707,570	1,143
United States Government and agencies	19,673	996	(134)	20,535	—
States and political subdivisions	1,449,621	95,921	(5,913)	1,539,629	—
Total fixed maturities	$6,856,277	$305,709	$(128,941)	$7,033,045	$3,966

(1)
Non-credit losses subsequent to the initial impairment measurement date on other-than-temporary impairment (OTTI) losses are included in the gross unrealized gains and gross unrealized losses columns above. The non-credit loss component of OTTI losses for residential mortgage-backed and other asset-backed securities at June 30, 2019 and December 31, 2018 were in an unrealized gain position due to increases in estimated fair value subsequent to initial recognition of non-credit losses on such securities.

Available-For-Sale Fixed Maturities by Maturity Date
	June 30, 2019
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$73,729	$74,777
Due after one year through five years	530,041	556,513
Due after five years through ten years	716,263	771,586
Due after ten years	3,400,049	3,757,165
	4,720,082	5,160,041
Mortgage-backed and other asset-backed	2,189,902	2,324,581
Total fixed maturities	$6,909,984	$7,484,622

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Fixed maturities not due at a single maturity date have been included in the above table in the year of final contractual maturity.

Net Unrealized Gains on Investments in Accumulated Other Comprehensive Income
	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Net unrealized appreciation on:
Fixed maturities - available for sale	$574,638	$176,768
Adjustments for assumed changes in amortization pattern of:
Deferred acquisition costs	(158,405)	(46,732)
Value of insurance in force acquired	(12,827)	(6,878)
Unearned revenue reserve	15,127	5,134
Adjustments for assumed changes in policyholder liabilities	(24,724)	(1,642)
Provision for deferred income taxes	(82,699)	(26,596)
Net unrealized investment gains	$311,110	$100,054

Net unrealized investment gains and losses are recorded net of deferred income taxes and other adjustments for assumed changes in deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities.

Fixed Maturity Securities with Unrealized Losses by Length of Time
	June 30, 2019
	Less than one year		One year or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$29,173	$(738)	$252,898	$(21,251)	$282,071	$(21,989)	83.3%
Residential mortgage-backed	3,857	(329)	24,215	(446)	28,072	(775)	2.9
Commercial mortgage-backed	89	—	18,704	(526)	18,793	(526)	2.0
Other asset-backed	95,239	(1,401)	93,275	(931)	188,514	(2,332)	8.8
United States Government and agencies	—	—	2,982	(16)	2,982	(16)	0.1
States and political subdivisions	4,219	(208)	6,426	(550)	10,645	(758)	2.9
Total fixed maturities	$132,577	$(2,676)	$398,500	$(23,720)	$531,077	$(26,396)	100.0%

	December 31, 2018
	Less than one year		One year or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$1,035,176	$(60,299)	$207,381	$(30,634)	$1,242,557	$(90,933)	70.5%
Residential mortgage-backed	191,365	(4,482)	74,113	(2,760)	265,478	(7,242)	5.6
Commercial mortgage-backed	302,159	(9,947)	148,855	(9,443)	451,014	(19,390)	15.0
Other asset-backed	250,119	(3,397)	149,997	(1,932)	400,116	(5,329)	4.1
United States Government and agencies	—	—	6,474	(134)	6,474	(134)	0.1
States and political subdivisions	144,681	(3,885)	16,943	(2,028)	161,624	(5,913)	4.7
Total fixed maturities	$1,923,500	$(82,010)	$603,763	$(46,931)	$2,527,263	$(128,941)	100.0%

Fixed maturities in the above tables include 182 securities from 144 issuers at June 30, 2019 and 709 securities from 465 issuers at December 31, 2018.

Unrealized losses decreased during the six months ended June 30, 2019 primarily due to lower market interest rates. We do not consider securities to be OTTI when the market decline is attributable to factors such as interest rate movements, market volatility, liquidity, spread widening and credit quality when recovery of all amounts due under the contractual terms of the security is anticipated. Based on our intent not to sell or our belief that we will not be required to sell these securities before recovery of their amortized cost basis, we do not consider these investments to be OTTI at June 30, 2019. We will continue to monitor the investment portfolio for future changes in issuer facts and circumstances that could result in future impairments beyond those currently identified.

As described more fully in Note 1 to our consolidated financial statements included in Item 8 of our Form 10-K for the year ended December 31, 2018, we perform a regular evaluation of all investment classes for impairment in order to evaluate whether such investments are OTTI.

Credit Loss Component of Other-Than-Temporary Impairments on Fixed Maturities
	Six months ended June 30,
	2019	2018
	(Dollars in thousands)
Balance at beginning of period	$(5,963)	$(12,392)
Reductions due to investments sold or paid down	729	3,369
Reduction for credit loss that no longer has a portion of the OTTI loss recognized in other comprehensive income	—	2,529
Balance at end of period	$(5,234)	$(6,494)

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

Realized Gains (Losses) - Recorded in Income
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Realized gains (losses) on investments
Fixed maturities:
Gross gains	$143	$1,713	$3,137	$1,796
Gross losses	(304)	(1)	(304)	(1)
Mortgage loans	—	—	2,778	—
Other	—	(5)	(4)	(18)
	(161)	1,707	5,607	1,777

Net gains (losses) recognized during the period on equity securities held at the end of the period	463	(866)	4,882	(2,683)
Net gains recognized during the period on equity securities sold during the period	75	—	45	—
Net gains (losses) recognized during the period on equity securities	538	(866)	4,927	(2,683)
Net realized gains (losses)	377	841	10,534	(906)

Impairment losses recognized in earnings:
Other credit-related	—	—	(869)	(1,040)
Net realized gains (losses) on investments recorded in income	$377	$841	$9,665	$(1,946)

Proceeds from sales of fixed maturities totaled $22.2 million during the six months ended June 30, 2019 and $56.3 million during the six months ended June 30, 2018.

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

Any loan delinquent on contractual payments is considered non-performing. Mortgage loans are placed on non-accrual status if we have concerns regarding the collectability of future payments. Interest income on non-performing loans is generally recognized on a cash basis. Once mortgage loans are classified as non-accrual loans, the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan has been restructured such that the collection of interest is considered likely. At June 30, 2019 and December 31, 2018, there were no non-performing loans over 90 days past due on contractual payments. At June 30, 2019, we had committed to provide additional funding for mortgage loans totaling $9.3 million. These commitments arose in the normal course of business at terms that are comparable to similar investments.

Mortgage Loans by Collateral Type
	June 30, 2019		December 31, 2018
Collateral Type	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
Office	$421,867	41.4%	$443,048	42.6%
Retail	317,685	31.2	310,625	29.9
Industrial	205,917	20.2	211,138	20.3
Other	73,655	7.2	75,018	7.2
Total	$1,019,124	100.0%	$1,039,829	100.0%

Mortgage Loans by Geographic Location within the United States
	June 30, 2019		December 31, 2018
Region of the United States	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
South Atlantic	$304,277	29.9%	$301,206	29.0%
Pacific	156,210	15.3	162,824	15.7
East North Central	120,371	11.8	117,768	11.3
West North Central	112,130	11.0	126,320	12.1
Mountain	89,531	8.8	101,335	9.7
West South Central	85,648	8.4	85,919	8.3
East South Central	83,959	8.2	76,098	7.3
Middle Atlantic	34,271	3.4	34,843	3.4
New England	32,727	3.2	33,516	3.2
Total	$1,019,124	100.0%	$1,039,829	100.0%

Mortgage Loans by Loan-to-Value Ratio
	June 30, 2019		December 31, 2018
Loan-to-Value Ratio	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
0% - 50%	$415,111	40.7%	$409,089	39.3%
51% - 60%	298,116	29.3	314,038	30.2
61% - 70%	283,310	27.8	264,973	25.5
71% - 80%	18,235	1.8	37,418	3.6
81% - 90%	4,352	0.4	14,311	1.4
Total	$1,019,124	100.0%	$1,039,829	100.0%

The loan-to-value ratio is determined using the most recent appraised value. Appraisals are updated periodically when there is indication of a possible significant collateral decline or there are loan modifications or refinance requests.

Mortgage Loans by Year of Origination
	June 30, 2019		December 31, 2018
Year of Origination	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
2019	$25,878	2.6%	$—	—%
2018	135,831	13.3	137,519	13.2
2017	203,949	20.0	207,540	20.0
2016	146,900	14.4	149,437	14.4
2015	126,711	12.4	128,877	12.4
2014 & prior	379,855	37.3	416,456	40.0
Total	$1,019,124	100.0%	$1,039,829	100.0%

Impaired Mortgage Loans
	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Unpaid principal balance	$4,681	$18,622
Less:
Related allowance	(329)	(3,107)
Carrying value of impaired mortgage loans	$4,352	$15,515

Allowance on Mortgage Loans
	Six months ended June 30,
	2019	2018
	(Dollars in thousands)
Balance at beginning of period	$3,107	$497
Recoveries	(2,778)	(100)
Balance at end of period	$329	$397

Mortgage Loan Modifications

Our commercial mortgage loan portfolio can include loans that have been modified. We assess loan modifications on a loan-by-loan basis to evaluate whether a troubled debt restructuring has occurred. Generally, the types of concessions include reduction of the contractual interest rate to a below-market rate, extension of the maturity date and/or a reduction of accrued interest. The amount, timing and extent of the concession granted is considered in determining if an impairment loss is needed for the restructuring. There were no loan modifications during the six months ended June 30, 2019 or June 30, 2018.

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

We have reviewed the circumstances surrounding our investments in VIEs, which consist of (i) limited partnerships or limited liability companies accounted for under the equity method included in securities and indebtedness of related parties and (ii) non-guaranteed federal LIHTC investments included in other assets. In addition, we have reviewed the ownership interest in our VIEs and determined that we do not hold direct majority ownership or have other contractual rights (such as kick out rights) that give us effective control over these entities resulting in us having both the power to direct activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. The maximum loss exposure relative to our VIEs is limited to the carrying value and any unfunded commitments that exist for each particular VIE. We also have not provided additional support or other guarantees that were not previously contractually required (financial or otherwise) to any of the VIEs as of June 30, 2019 or December 31, 2018. Based on our analysis, none of our VIEs were required to be consolidated at June 30, 2019 or December 31, 2018.

LIHTC investments take the form of limited partnerships or limited liability companies, which in turn invest in a number of low income housing projects. We use the proportional amortization method of accounting for these investments. The proportional amortization method amortizes the cost of the investment over the period in which the investor expects to receive tax credits and other tax benefits, and the resulting amortization is recognized along with the tax benefits as a component of federal income tax expense on our consolidated statements of operations. The net benefits reflected in federal income tax expense related to LIHTC investments were $0.9 million for the second quarter of 2019 and $1.8 million for the six months ended June 30, 2019, compared to $0.9 million for the second quarter of 2018 and $1.9 million for the six months ended June 30, 2018.

VIE Investments by Category
	June 30, 2019		December 31, 2018
	Carrying Value	Maximum Exposure to Loss	Carrying Value	Maximum Exposure to Loss
	(Dollars in thousands)
LIHTC investments	$48,250	$49,752	$54,037	$55,597
Investment companies	47,840	94,091	40,236	79,578
Real estate limited partnerships	9,415	15,938	8,945	15,673
Other	493	493	483	493
Total	$105,998	$160,274	$103,701	$151,341

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

Derivatives Instruments by Type
	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Assets
Freestanding derivatives:
Call options (reported in other investments)	$19,698	$4,745
Embedded derivatives:
Modified coinsurance (reported in reinsurance recoverable)	824	157
Interest-only security (reported in fixed maturities)	676	855
Total assets	$21,198	$5,757

Liabilities
Embedded derivatives:
Indexed products (reported in liability for future policy benefits)	$59,375	$40,028
Modified coinsurance (reported in other liabilities)	193	7,426
Total liabilities	$59,568	$47,454

Derivative Income (Loss)
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Change in fair value of free-standing derivatives:
Call options	$3,816	$2,193	$12,502	$1,041
Change in fair value of embedded derivatives:
Modified coinsurance	620	125	1,253	(818)
Interest-only security	69	(44)	116	(79)
Indexed products	(3,294)	281	(12,629)	2,945
Total income from derivatives	$1,211	$2,555	$1,242	$3,089

Derivative income is reported in net investment income except for the change in fair value of the embedded derivatives on our indexed products, which is reported in interest sensitive product benefits.

We are exposed to credit losses in the event of nonperformance of the derivative counterparties. This credit risk is minimized by purchasing such agreements from financial institutions with high credit ratings (currently rated A or better by nationally recognized statistical rating organizations). We have also entered into credit support agreements with the counterparties requiring them to post collateral when net exposures exceed pre-determined thresholds that vary by counterparty. The net amount of such exposure is essentially the market value less collateral held for such agreements with each counterparty. The call options are supported by securities collateral received of $16.2 million at June 30, 2019, which is held in a separate custodial account. Subject to certain constraints, we are permitted to sell or re-pledge this collateral, but do not have legal rights to the collateral; accordingly, it has not been recorded on our balance sheet. At June 30, 2019, none of the collateral had been sold or re-pledged. As of June 30, 2019, our net derivative exposure was $3.6 million.

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

Level 2 fixed maturities consist of corporate, mortgage- and asset-backed, United States Government agencies, state and political subdivisions and private placement corporate securities with observable market data, and in some circumstances recent trade activity. When quoted prices of identical assets in active markets are not available we obtain prices from third-party pricing vendors. We have regular interaction with these vendors to ensure we understand their pricing methodologies and to confirm they are utilizing observable market information. Their methodologies vary by asset class and include inputs such as estimated cash flows, benchmark yields, reported trades, credit quality, industry events and economic events. Fixed maturities with validated prices from pricing services, which includes the majority of our public fixed maturities in all asset classes, are generally reflected in Level 2.

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

Level 3 fixed maturities include corporate, mortgage- and asset-backed and private placement corporate securities for which there is little or no current market data available. We use external pricing sources, or if prices are not available, we will estimate fair value internally. Fair values of private corporate investments in Level 3 are determined by reference to the public market, private transactions or valuations for comparable companies or assets in the relevant asset class when such amounts are available. For other securities for which an exit price based on relevant observable inputs is not obtained, the fair value is determined using a matrix calculation. Fair values estimated using matrix pricing methods rely on an estimate of credit spreads to a risk-free U.S. Treasury yield. Selecting the credit spread requires judgment based on an understanding of the security and may include a market liquidity premium. Our selection of comparable companies as well as the level of spread requires significant judgment. Increases in spreads used in our matrix models, or those used to value comparable companies, will result in a decrease in discounted cash flows used, and accordingly in the estimated fair value of the security.

We obtain fixed maturity fair values from a variety of external independent pricing services, including brokers, with access to observable data including recent trade information, if available. In certain circumstances in which an external price is not available for a Level 3 security, we will internally estimate its fair value. Our process for evaluation and selection of the fair values includes:

•
We follow a “pricing waterfall” policy, which establishes the pricing source preference for a particular security or security type. The order of preference is based on our evaluation of the valuation methods used, the source’s knowledge of the instrument and the reliability of the prices we have received from the source in the past. Our valuation policy dictates that fair values are initially sought from third-party pricing services. If our review of the prices received from our preferred source indicates an inaccurate price, we will use an alternative source within the waterfall and document the decision. In the event that fair values are not available from one of our external pricing services or upon review of the fair values provided it is determined that they may not be reflective of market conditions, those securities are submitted to brokers familiar with the security to obtain non-binding price quotes. Broker quotes tend to be used in limited circumstances such as for newly issued, private placement corporate bonds and other instruments that are not widely traded. For those securities for which an externally provided fair value is not available, we use cash flow modeling techniques to estimate fair value.

•	We evaluate third-party pricing source estimation methodologies to assess whether they will provide a fair value that approximates a market exit price.

•	We perform an overall analysis of portfolio fair value movement against general movements in interest rates and spreads.

•
We compare period-to-period price trends to detect unexpected price fluctuations based on our knowledge of the market and the particular instrument. As fluctuations are noted, we will perform further research that may include discussions with the original pricing source or other external sources to ensure we agree with the valuation.

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

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels
	June 30, 2019
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair Value
	(Dollars in thousands)
Assets
Fixed maturities:
Corporate securities	$—	$3,566,052	$19,698	$3,585,750
Residential mortgage-backed securities	—	627,255	2,124	629,379
Commercial mortgage-backed securities	—	995,421	8,334	1,003,755
Other asset-backed securities	—	677,645	13,802	691,447
United States Government and agencies	7,382	11,203	—	18,585
States and political subdivisions	—	1,555,706	—	1,555,706
Total fixed maturities	7,382	7,433,282	43,958	7,484,622
Non-redeemable preferred stocks	—	76,823	7,048	83,871
Common stocks (1)	16,749	—	—	16,749
Other investments	—	19,698	—	19,698
Cash, cash equivalents and short-term investments	23,375	—	—	23,375
Reinsurance recoverable	—	824	—	824
Assets held in separate accounts	625,177	—	—	625,177
Total assets	$672,683	$7,530,627	$51,006	$8,254,316

Liabilities
Future policy benefits - indexed product embedded derivatives	$—	$—	$59,375	$59,375
Other liabilities	—	193	—	193
Total liabilities	$—	$193	$59,375	$59,568

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels
	December 31, 2018
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair Value
	(Dollars in thousands)
Assets
Fixed maturities:
Corporate securities	$—	$3,257,874	$22,011	$3,279,885
Residential mortgage-backed securities	—	606,860	—	606,860
Commercial mortgage-backed securities	—	810,626	67,940	878,566
Other asset-backed securities	—	703,969	3,601	707,570
United States Government and agencies	7,917	12,618	—	20,535
States and political subdivisions	—	1,539,629	—	1,539,629
Total fixed maturities	7,917	6,931,576	93,552	7,033,045
Non-redeemable preferred stocks	—	77,433	6,862	84,295
Common stocks (1)	5,261	—	—	5,261
Other investments	—	4,745	—	4,745
Cash, cash equivalents and short-term investments	34,748	—	—	34,748
Reinsurance recoverable	—	157	—	157
Assets held in separate accounts	561,281	—	—	561,281
Total assets	$609,207	$7,013,911	$100,414	$7,723,532

Liabilities
Future policy benefits - indexed product embedded derivatives	$—	$—	$40,028	$40,028
Other liabilities	—	780	—	780
Total liabilities	$—	$780	$40,028	$40,808

(1)
A private equity fund with a fair value estimate of $5.4 million at June 30, 2019 and $3.3 million at December 31, 2018 using net asset value per share as a practical expedient, has not been classified in the fair value hierarchy above in accordance with fair value reporting guidance. This fund invests in senior secured middle market loans and had unfunded commitments totaling $4.7 million at June 30, 2019 and $6.8 million at December 31, 2018. The investment is not currently eligible for redemption.

Level 3 Assets by Valuation Source - Recurring Basis
	June 30, 2019
	Third-party vendors	Priced internally	Fair Value
	(Dollars in thousands)
Corporate securities	$—	$19,698	$19,698
Residential mortgage-backed securities	2,124	—	2,124
Commercial mortgage-backed securities	8,334	—	8,334
Other asset-backed securities	11,710	2,092	13,802
Non-redeemable preferred stocks	—	7,048	7,048
Total assets	$22,168	$28,838	$51,006
Percent of total	43.5%	56.5%	100.0%

Level 3 Assets by Valuation Source - Recurring Basis
	December 31, 2018
	Third-party vendors	Priced internally	Fair Value
	(Dollars in thousands)
Corporate securities	$1,940	$20,071	$22,011
Commercial mortgage-backed securities	67,940	—	67,940
Other asset-backed securities	—	3,601	3,601
Non-redeemable preferred stocks	—	6,862	6,862
Total assets	$69,880	$30,534	$100,414
Percent of total	69.6%	30.4%	100.0%

Quantitative Information about Level 3 Fair Value Measurements - Recurring Basis
	June 30, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$18,012	Discounted cash flow	Credit spread	1.09% - 6.50% (3.82%)
Commercial mortgage-backed securities	8,334	Discounted cash flow	Credit spread	1.20% - 2.20% (1.85%)
Non-redeemable preferred stocks	7,048	Discounted cash flow	Credit spread	2.86% (2.86%)
Total assets	$33,394

Liabilities
Future policy benefits - indexed product embedded derivatives	$59,375	Discounted cash flow	Credit risk Risk margin	0.40% - 1.65% (1.00%) 0.15% - 0.40% (0.25%)

	December 31, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$19,178	Discounted cash flow	Credit spread	1.23% - 7.00% (4.01%)
Commercial mortgage-backed securities	55,866	Discounted cash flow	Credit spread	1.45% - 3.55% (2.58%)
Non-redeemable preferred stocks	6,862	Discounted cash flow	Credit spread	4.36% (4.36%)
Total assets	$81,906

Liabilities
Future policy benefits - indexed product embedded derivatives	$40,028	Discounted cash flow	Credit risk Risk margin	0.55% - 1.80% (1.05%) 0.15% - 0.40% (0.25%)

The tables above exclude certain securities with the fair value based on non-binding broker quotes for which we could not reasonably obtain the quantitative unobservable inputs.

Level 3 Financial Instruments Changes in Fair Value - Recurring Basis
	June 30, 2019
				Realized and unrealized gains (losses), net
	Balance, December 31, 2018	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Transfers into Level 3	Transfers out of Level 3 (1)	Amort-ization included in net income	Balance, June 30, 2019
	(Dollars in thousands)
Assets
Corporate securities	$22,011	$6,000	$(2,673)	$—	$376	$—	$(6,000)	$(16)	$19,698
Residential mortgage-backed securities	—	2,124	—	—	—	—	—	—	2,124
Commercial mortgage-backed securities	67,940	—	(186)	—	498	—	(59,918)	—	8,334
Other asset-backed securities	3,601	16,710	(640)	—	(869)	—	(5,000)	—	13,802
Non-redeemable preferred stocks	6,862	—	—	—	186	—	—	—	7,048
Total assets	$100,414	$24,834	$(3,499)	$—	$191	$—	$(70,918)	$(16)	$51,006

Liabilities
Future policy benefits - indexed product embedded derivatives	$40,028	$6,899	$(3,364)	$15,812	$—	$—	$—	$—	$59,375

	June 30, 2018
				Realized and unrealized gains (losses), net
	Balance, December 31, 2017	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Transfers into Level 3	Transfers out of Level 3 (1)	Amort-ization included in net income	Balance, June 30, 2018
	(Dollars in thousands)
Assets
Corporate securities	$33,600	$—	$(7,682)	$—	$(812)	$7,082	$(2,000)	$282	$30,470
Residential mortgage-backed securities	9,124	23,940	—	—	—	—	(9,124)	—	23,940
Commercial mortgage-backed securities	85,701	35,531	(423)	—	(2,590)	—	(30,826)	(26)	87,367
Other asset-backed securities	53,480	20,255	(2,106)	—	13	—	(55,343)	—	16,299
Non-redeemable preferred stocks	7,407	—	—	—	(351)	—	—	—	7,056
Total assets	$189,312	$79,726	$(10,211)	$—	$(3,740)	$7,082	$(97,293)	$256	$165,132

Liabilities
Future policy benefits - indexed product embedded derivatives	$27,774	$5,226	$(2,476)	$2,445	$—	$—	$—	$—	$32,969

(1)
Transfers out of Level 3 include those assets that we are now able to obtain pricing from a third-party pricing vendor that uses observable inputs. The fair values of newly issued securities often require additional estimation until a market is created, which is generally within a few months after issuance. Once a market is created, as was the case for the majority of the security transfers out of the Level 3 category above, Level 2 valuation sources become available. There were no transfers between Level 1 and Level 2 during the periods presented above.

The Company has other financial assets and financial liabilities that are not carried at fair value but for which fair value disclosure is required. The following table presents the carrying value, fair value and fair value hierarchy level of these financial assets and financial liabilities.

Valuation of our Financial Instruments Not Reported at Fair Value by Hierarchy Levels
	June 30, 2019
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair Value	Carrying Value
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$1,061,562	$1,061,562	$1,019,124
Policy loans	—	—	253,802	253,802	200,246
Other investments	—	—	29,934	29,934	29,135
Total assets	$—	$—	$1,345,298	$1,345,298	$1,248,505

Liabilities
Future policy benefits	$—	$—	$4,255,017	$4,255,017	$4,237,938
Supplementary contracts without life contingencies	—	—	311,443	311,443	302,685
Advance premiums and other deposits	—	—	250,601	250,601	250,601
Long-term debt	—	—	78,182	78,182	97,000
Liabilities related to separate accounts	—	—	623,839	623,839	625,177
Total liabilities	$—	$—	$5,519,082	$5,519,082	$5,513,401

	December 31, 2018
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair Value	Carrying Value
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$1,045,497	$1,045,497	$1,039,829
Policy loans	—	—	237,496	237,496	197,366
Other investments	—	—	30,087	30,087	29,020
Total assets	$—	$—	$1,313,080	$1,313,080	$1,266,215

Liabilities
Future policy benefits	$—	$—	$3,981,947	$3,981,947	$4,217,904
Supplementary contracts without life contingencies	—	—	298,869	298,869	303,627
Advance premiums and other deposits	—	—	252,318	252,318	252,318
Long-term debt	—	—	65,999	65,999	97,000
Liabilities related to separate accounts	—	—	559,799	559,799	561,281
Total liabilities	$—	$—	$5,158,932	$5,158,932	$5,432,130

Level 3 Financial Instruments Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis, generally mortgage loans or real estate that have been deemed to be impaired during the reporting period. There were no mortgage loans or real estate impaired to fair value during the six months ended June 30, 2019 or June 30, 2018.

4. Defined Benefit Plan

We participate with affiliates and an unaffiliated organization in defined benefit pension plans, including a multiemployer plan. Our share of net periodic pension cost for the plans is recorded as expense in our consolidated statements of operations.

Components of Net Periodic Pension Cost for FBL and Affiliates Combined - Multiemployer Plan
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Service cost	$1,137	$1,493	$2,274	$2,986
Interest cost	3,319	3,410	6,637	6,821
Expected return on assets	(4,707)	(5,562)	(9,414)	(11,124)
Amortization of prior service cost	—	12	—	23
Amortization of actuarial loss	2,228	3,127	4,457	6,254
Net periodic pension cost	$1,977	$2,480	$3,954	$4,960

FBL Financial Group, Inc. share of net periodic pension costs	$633	$760	$1,266	$1,520

Components of Net Periodic Pension Cost for FBL and Affiliates Combined - Other Plans
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Service cost	$116	$134	$233	$269
Interest cost	248	239	496	479
Amortization of actuarial loss	267	339	533	677
Net periodic pension cost	$631	$712	$1,262	$1,425

FBL Financial Group, Inc. share of net periodic pension costs	$363	$417	$725	$835

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

Lease Commitments

As discussed in Note 1 to our consolidated financial statements, we adopted new accounting guidance for leases during 2019. Upon adoption, we elected to follow the following practical expedients as allowed under the new guidance:

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

On the date of adoption, January 1, 2019, we held four long-term leases all of which related to real estate. The net present value of future cash flows for these leases is reported within our consolidated balance sheet in other assets and other liabilities. The carrying value of these leases was $14.9 million at June 30, 2019, and $7.2 million on the date of adoption. The most significant lease is for our home office facilities, which is owned by a subsidiary of our majority owner, the Iowa Farm Bureau Federation. Due to substantial leasehold improvements underway on this property, there is reasonable assurance that we will exercise the five-year renewal of the lease term, increasing the carrying value of our leased asset during the second quarter of 2019 to $13.6 million on June 30, 2019, compared to $6.1 million on January 1, 2019. All of our leases are based on fixed terms which expire from 2021 through 2024, but allow renewal. Two of our leases, not including the home office property, contain provisions that allow the lease cost to increase based on a stated step-up schedule or changes in the consumer price index. Our estimated incremental borrowing rate of 4.5% was used in determining the net present value of the future leases commitments.
Total lease expense was $1.3 million for the quarter and $2.6 million for the six months ended June 30, 2019.

Future remaining minimum lease payments for the long-term leases discussed above, as of June 30, 2019, are as follows:

Lease commitments by year
June 30, 2019
(Dollars in thousands)
2019	$1,303
2020	2,608
2021	2,610
2022	2,444
2023	2,278
Thereafter	6,594
Total minimum lease payments	17,837
Less: Interest	(2,894)
Present value of lease liabilities	$14,943

Commitments for Partnership Investments and Private Corporate Bond Investments

In addition to our commitments to fund mortgage loans discussed above, we have unfunded investment commitments at June 30, 2019 to limited partnerships and limited liability companies of $54.3 million and to purchase privately placed corporate securities of $17.2 million.

6. Stockholders’ Equity

Share Repurchases

We periodically repurchase our Class A common stock under programs approved by our Board of Directors. These repurchase programs authorize us to make repurchases in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. Under these programs, we repurchased 66,475 shares for $4.6 million during the six months ended June 30, 2019 and 129,011 shares for $8.8 million during the six months ended June 30, 2018. Completion of the current program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice. At June 30, 2019, $36.3 million remains available for repurchase under the active repurchase program.

Dividends
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Class A and B common stock:
Cash dividends per common share	$0.48	$0.46	$0.96	$0.92
Special cash dividend per common share	—	—	1.50	1.50
Total common stock dividends per share	$0.48	$0.46	$2.46	$2.42

Series B preferred stock dividends per share	$0.0075	$0.0075	$0.0150	$0.0150

Special cash dividends paid to our Class A and Class B common shareholders totaled $37.0 million for the six months ended June 30, 2019 and $37.3 million for the six months ended June 30, 2018.

Reconciliation of Outstanding Common Stock
	Class A		Class B		Total
	Shares	Dollars	Shares	Dollars	Shares	Dollars
	(Dollars in thousands)
Outstanding at January 1, 2018	24,919,113	$153,589	11,413	$72	24,930,526	$153,661
Stock-based compensation	16,694	320	—	—	16,694	320
Purchase of common stock	(129,011)	(795)	—	—	(129,011)	(795)
Outstanding at June 30, 2018	24,806,796	$153,114	11,413	$72	24,818,209	$153,186

Outstanding at January 1, 2019	24,707,402	$152,652	11,413	$72	24,718,815	$152,724
Stock-based compensation	7,545	212	—	—	7,545	212
Purchase of common stock	(66,475)	(410)	—	—	(66,475)	(410)
Outstanding at June 30, 2019	24,648,472	$152,454	11,413	$72	24,659,885	$152,526

Accumulated Other Comprehensive Income, Net of Tax and Other Offsets
	Unrealized Net Investment Gains (Losses) on Available-for-Sale Securities (1)	Accumulated Non-Credit Impairment Losses (1)	Underfunded Status of Postretirement Benefit Plans	Total
	(Dollars in thousands)
Balance at January 1, 2018	$295,169	$537	$(10,723)	$284,983
Cumulative effect of change in accounting principle related to net unrealized gains on equity securities (2)	(5,480)	—	—	(5,480)
Other comprehensive income (loss) before reclassifications	(149,645)	2,118	—	(147,527)
Reclassification adjustments	(1,424)	—	529	(895)
Balance at June 30, 2018	$138,620	$2,655	$(10,194)	$131,081

Balance at January 1, 2019	$96,921	$3,133	$(8,736)	$91,318
Other comprehensive income (loss) before reclassifications	214,083	(902)	—	213,181
Reclassification adjustments	(2,125)	—	419	(1,706)
Balance at June 30, 2019	$308,879	$2,231	$(8,317)	$302,793

(1)
Includes the impact of taxes, deferred acquisition costs, value of insurance in force acquired, unearned revenue reserves and policyholder liabilities. See Note 2 to our consolidated financial statements for further information.

(2)	See Note 1 to our consolidated financial statements for further discussion on this one-time adjustment related to an accounting change.

Accumulated Other Comprehensive Income Reclassification Adjustments
	Six months ended June 30, 2019
	Unrealized Net Investment Gains (Losses) on Available-for-Sale Securities (1)	Accumulated Non-Credit Impairment Losses (1)	Underfunded Status of Postretirement Benefit Plans	Total
	(Dollars in thousands)
Realized capital gains on sales of fixed maturities	$(2,833)	$—	$—	$(2,833)
Adjustments for assumed changes in deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	143	—	—	143
Other expenses - change in unrecognized postretirement items:
Net actuarial loss	—	—	530	530
Reclassifications before income taxes	(2,690)	—	530	(2,160)
Income taxes	565	—	(111)	454
Reclassification adjustments	$(2,125)	$—	$419	$(1,706)

Accumulated Other Comprehensive Income Reclassification Adjustments
	Six months ended June 30, 2018
	Unrealized Net Investment Gains (Losses) on Available-for-Sale Securities (1)	Accumulated Non-Credit Impairment Losses (1)	Underfunded Status of Postretirement Benefit Plans	Total
	(Dollars in thousands)
Realized capital gains on sales of fixed maturities	$(1,795)	$—	$—	$(1,795)
Adjustments for assumed changes in deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	(8)	—	—	(8)
Other expenses - change in unrecognized postretirement items:
Net actuarial loss	—	—	668	668
Reclassifications before income taxes	(1,803)	—	668	(1,135)
Income taxes	379	—	(139)	240
Reclassification adjustments	$(1,424)	$—	$529	$(895)

(1)	See Note 2 to our consolidated financial statements for further information.

7. Earnings per Share

Computation of Earnings per Common Share

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)
Numerator:
Net income attributable to FBL Financial Group, Inc.	$32,298	$32,803	$66,341	$56,368
Less: Dividends on Series B preferred stock	37	37	75	75
Income available to common stockholders	$32,261	$32,766	$66,266	$56,293

Denominator:
Weighted average shares - basic	24,757,090	24,916,597	24,761,161	24,960,391
Effect of dilutive securities - stock-based compensation	11,122	12,903	11,149	14,405
Weighted average shares - diluted	24,768,212	24,929,500	24,772,310	24,974,796

Earnings per common share	$1.30	$1.31	$2.68	$2.26
Earnings per common share - assuming dilution	$1.30	$1.31	$2.68	$2.25

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
Segment results are reported net of inter-segment transactions.

Financial Information Concerning our Operating Segments

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Pre-tax adjusted operating income:
Annuity	$14,637	$15,998	$30,299	$32,580
Life Insurance	18,239	16,381	28,331	27,278
Corporate and Other	4,595	5,434	8,914	8,967
Total pre-tax adjusted operating income	37,471	37,813	67,544	68,825

Adjustments to pre-tax adjusted operating income:
Net realized gains/losses on investments (1)	366	878	9,518	(1,936)
Change in fair value of derivatives (1)	345	246	1,498	(398)
Pre-tax net income attributable to FBL Financial Group, Inc.	38,182	38,937	78,560	66,491
Income tax expense	(5,511)	(5,831)	(11,787)	(9,644)
Tax on equity income	(373)	(303)	(432)	(479)
Net income attributable to FBL Financial Group, Inc.	$32,298	$32,803	$66,341	$56,368

Adjusted operating revenues:
Annuity	$54,263	$56,415	$106,945	$113,850
Life Insurance	110,938	109,581	218,196	217,308
Corporate and Other	23,554	23,869	46,682	47,980
	188,755	189,865	371,823	379,138
Net realized gains/losses on investments (1)	377	844	9,666	(2,127)
Change in fair value of derivatives (1)	3,774	(260)	14,973	(4,132)
Consolidated revenues	$192,906	$190,449	$396,462	$372,879

(1)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred acquisition costs, value of insurance in force acquired and interest sensitive policy reserves attributable to these items.

Interest expense is attributable to the Corporate and Other segment. Expenditures for long-lived assets were not significant during the periods presented above. Goodwill at June 30, 2019 and December 31, 2018 was allocated among the segments as follows: Annuity ($3.9 million) and Life Insurance ($6.1 million).

Equity income related to securities and indebtedness of related parties is attributable to the Life Insurance and Corporate and Other segments. The following chart provides the related equity income by segment.

Equity Income by Operating Segment
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Pre-tax equity income:
Life Insurance	$1,008	$1,292	$1,378	$1,987
Corporate and Other	769	150	678	291
	1,777	1,442	2,056	2,278

Income taxes	(373)	(303)	(432)	(479)
Equity income, net of related income taxes	$1,404	$1,139	$1,624	$1,799

Premiums collected, which is not a measure used in financial statements prepared according to GAAP, includes premiums received on life insurance policies and deposits on annuities and universal life-type products. Premiums collected is a common life insurance industry measure of agent productivity. Net premiums collected totaled $152.2 million for the quarter ended June 30, 2019 and $171.4 million for the same period in 2018. Net premiums collected totaled $312.9 million for the six months ended June 30, 2019 and $341.0 million for the same period in 2018.

Under GAAP, premiums on whole life and term life policies are recognized as revenues over the premium-paying period and reported in the Life Insurance segment. The following chart provides a reconciliation of life insurance premiums collected to those reported in the GAAP financial statements.

Reconciliation of Traditional Life Insurance Premiums, Net of Reinsurance

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Traditional and universal life insurance premiums collected	$79,398	$77,900	$157,399	$154,163
Premiums collected on interest sensitive products	(29,517)	(27,849)	(57,896)	(54,431)
Traditional life insurance premiums collected	49,881	50,051	99,503	99,732
Change in due premiums and other	1,106	1,040	876	856
Traditional life insurance premiums as included in the Consolidated Statements of Operations	$50,987	$51,091	$100,379	$100,588

There is no comparable GAAP financial measure for premiums collected on annuities and universal life-type products. GAAP revenues for those interest sensitive and variable products consist of various policy charges and fees assessed on those contracts, as summarized in the chart below.

Interest Sensitive Product Charges by Segment
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Annuity
Rider and other product charges	$1,370	$933	$2,633	$1,786
Surrender charges	402	284	706	633
Total	1,772	1,217	3,339	2,419

Life Insurance
Administration charges	4,926	4,194	9,593	8,240
Cost of insurance charges	12,813	12,681	25,446	25,218
Surrender charges	718	568	1,339	1,249
Amortization of policy initiation fees	1,178	1,636	2,245	2,431
Total	19,635	19,079	38,623	37,138

Corporate and Other
Administration charges	1,232	1,325	2,468	2,641
Cost of insurance charges	7,184	7,195	14,386	14,335
Surrender charges	37	20	61	43
Separate account charges	2,016	2,165	3,952	4,310
Amortization of policy initiation fees	245	397	252	794
Total	10,714	11,102	21,119	22,123

Impact of net realized gains/losses on investments and change in fair value of derivatives on amortization of unearned revenue reserves	413	(492)	719	(676)
Interest sensitive product charges as included in the Consolidated Statements of Operations	$32,534	$30,906	$63,800	$61,004

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

Economic and other environmental factors that may impact our business include, but are not limited to, the following:

•	The U.S. 10-year Treasury yield decreased during the second quarter of 2019 to 2.00% at June 30, 2019 from 2.69% at December 31, 2018.

•	Gross Domestic Product increased at an annual rate of 2.1% during the second quarter of 2019 based on recent estimates.

•	U.S. unemployment was estimated to be 3.7% at the end of the second quarter of 2019.

•	U.S. net farm income is forecast to increase 10.0% in 2019 and farm real estate value is estimated to increase 1.8% during 2019 according to recent U.S. Department of Agriculture estimates.

•	The impact to our customer base from tariffs recently imposed as well as proposed on the general U.S. and farm economies.

•	The long-term impact of the enactment of the Tax Cuts and Jobs Act of 2017 on the general U.S. economy, business initiatives and consumer demand for our insurance products.

•	The Securities and Exchange Commission recently adopted new regulations impacting certain securities products and services. See Part II, Item 1A for further information.

The interest rate environment continues to impact our investment yields as well as the interest we credit on our interest sensitive products. The 10-year U.S. Treasury yield trended lower in the second quarter and finished at 2.00%, 69 basis points lower than year-end 2018. We experienced an increase in the fair value of our fixed maturity security portfolio during the second quarter of 2019 primarily due to a decrease in market yields. Average corporate credit spreads tightened during the second quarter of 2019 by approximately 4 basis points as yields remain historically low. Low crediting rates pose challenges to maintaining attractive annuity and universal life products, although our rates are comparable to other insurance companies, allowing us to maintain our competitive position within the market. See the segment discussion and “Financial Condition” section that follows for additional information regarding the impact of low market interest rates on our business.

Results of Operations for the Periods Ended June 30, 2019 and 2018

	Three months ended June 30,			Six months ended June 30,
	2019	2018	Change	2019	2018	Change
	(Dollars in thousands, except per share data)
Net income attributable to FBL Financial Group, Inc.	$32,298	$32,803	(2)%	$66,341	$56,368	18%
Net income adjustments:
Net realized gains/losses on investments (1)	(289)	(694)	(58)%	(7,519)	1,529	(592)%
Change in fair value of derivatives (1)	(272)	(194)	40%	(1,183)	315	(476)%
Adjusted operating income (2)	$31,737	$31,915	(1)%	$57,639	$58,212	(1)%

Pre-tax adjusted operating income:
Annuity segment	$14,637	$15,998	(9)%	$30,299	$32,580	(7)%
Life Insurance segment	18,239	16,381	11%	28,331	27,278	4%
Corporate and Other segment	4,595	5,434	(15)%	8,914	8,967	(1)%
Total pre-tax adjusted operating income	37,471	37,813	(1)%	67,544	68,825	(2)%
Income taxes on adjusted operating income	(5,734)	(5,898)	(3)%	(9,905)	(10,613)	(7)%
Adjusted operating income (2)	$31,737	$31,915	(1)%	$57,639	$58,212	(1)%

Earnings per common share - assuming dilution	$1.30	$1.31	(1)%	$2.68	$2.25	19%
Adjusted operating income per common share - assuming dilution (2)	1.28	1.28	—%	2.32	2.33	—%
Effective tax rate on adjusted operating income	15%	16%		15%	15%
Average invested assets, at amortized cost (3)				$8,307,155	$8,227,072	1%
Annualized yield on average invested assets (3)				5.00%	5.18%

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

Net income and pre-tax adjusted operating income decreased in the second quarter of 2019, compared to the prior year period, primarily due to less spread income earned from lower yields on invested assets and increased expenses, partially offset by a decrease in death benefits and the positive impact of market performance on our indexed products and variable business. Net income increased in the six months ended June 30, 2019, compared to the prior year period, primarily due to net realized gains from investments and changes in the fair value of derivatives. Net income and pre-tax adjusted operating income for the six month period, compared to the prior year period, was negatively impacted by less spread income earned from lower yields on invested assets, less other investment-related income and increased expenses, partially offset by the positive impact of market performance on our indexed products and variable business. See the discussion that follows for details regarding pre-tax adjusted operating income by segment.

Annuity Segment
	Three months ended June 30,			Six months ended June 30,
	2019	2018	Change	2019	2018	Change
	(Dollars in thousands)
Adjusted operating revenues:
Interest sensitive product charges	$1,772	$1,217	46%	$3,339	$2,419	38%
Net investment income	52,491	55,198	(5)%	103,606	111,431	(7)%
Total adjusted operating revenues	54,263	56,415	(4)%	106,945	113,850	(6)%

Adjusted operating benefits and expenses:
Interest sensitive product benefits	30,450	31,393	(3)%	58,520	62,679	(7)%
Underwriting, acquisition and insurance expenses:
Commissions net of deferrals	482	518	(7)%	996	1,022	(3)%
Amortization of deferred acquisition costs	2,917	3,070	(5)%	5,596	6,135	(9)%
Amortization of value of insurance in force	163	172	(5)%	326	344	(5)%
Other underwriting expenses	5,614	5,264	7%	11,208	11,090	1%
Total underwriting, acquisition and insurance expenses	9,176	9,024	2%	18,126	18,591	(3)%
Total adjusted operating benefits and expenses	39,626	40,417	(2)%	76,646	81,270	(6)%
Pre-tax adjusted operating income	$14,637	$15,998	(9)%	$30,299	$32,580	(7)%

Other data
Annuity premiums collected, direct (1)	$59,652	$79,838	(25)%	$129,158	$158,648	(19)%
Policy liabilities and accruals, end of period				4,400,928	4,422,265	—%
Average invested assets, at amortized cost				4,486,038	4,523,314	(1)%
Other investment-related income included in net investment income (2)	507	1,233	(59)%	1,546	3,890	(60)%
Average individual annuity account value				3,180,894	3,123,772	2%

Earned spread on individual annuity products:
Weighted average yield on cash and invested assets				4.75%	4.92%
Weighted average crediting rate				2.56%	2.48%
Spread				2.19%	2.44%

Individual annuity withdrawal rate				5.5%	5.2%

(1)	Premiums collected is a non-GAAP measure of sales production, see Note 8 to our consolidated financial statements for additional information.

(2)	Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our payment speed assumptions.

Pre-tax adjusted operating income for the Annuity segment decreased in the second quarter of 2019 and the six months ended June 30, 2019, compared to the prior year periods, primarily due to reduced spread income earned from lower yields on invested assets and lower other investment-related income, partially offset by the impact of favorable market performance on reserves associated with guaranteed living withdrawal benefits and increases in interest sensitive product charges due to growth in our indexed annuity business in force.

The average aggregate account value for individual annuity contracts in force increased in the six months ended June 30, 2019, compared to the prior year period, due to continued sales and the crediting of interest. Premiums collected were lower in the second quarter of 2019 and the six months ended June 30, 2019, compared to the prior year periods, due to decreased sales of indexed annuity and fixed rate deferred annuity products. Individual fixed rate deferred annuity collected premiums were $30.3 million in the second quarter of 2019 and $69.7 million in the six months ended June 30, 2019, compared to $39.0 million in the second quarter of 2018 and $77.4 million in the six months ended June 30, 2018. Indexed annuity collected premiums were $28.4 million in the second quarter of 2019 and $56.7 million in the six months ended June 30, 2019, compared to $37.4 million in the second quarter of 2018 and $75.1 million in the six months ended June 30, 2018. Outstanding funding agreements with FHLB decreased to $443.0 million at June 30, 2019 compared with $463.7 million at June 30, 2018 and contributed to the decrease in our annuity segment policy liabilities. The decrease in our annuity segment policy liabilities contributed to decreases in benefits, invested assets and net investment income.

Interest sensitive product charges increased for the quarter and six month periods ending June 30, 2019, compared to the prior year periods, primarily due to growth in our indexed annuity business in force resulting from the introduction of a flexible premium indexed annuity product in the third quarter of 2017, which includes certain product fees beginning at the end of the contract year.

Amortization of deferred acquisition costs was less during the second quarter of 2019 and six months ended June 30, 2019, compared to the prior year periods, primarily due to changes in actual spreads earned and expected profits on the underlying business.

The weighted average yield on cash and invested assets for individual annuities decreased in the six months ended June 30, 2019, compared to the prior year period, primarily due to less other investment-related income and lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, compared with the average existing portfolio yield. See the “Financial Condition” section for additional information regarding the yields obtained on investment acquisitions. Weighted average crediting rates on our individual annuity products increased due to increased amortization on our call options supporting our indexed annuity products.

Life Insurance Segment
	Three months ended June 30,			Six months ended June 30,
	2019	2018	Change	2019	2018	Change
	(Dollars in thousands)
Adjusted operating revenues:
Interest sensitive product charges and other income	$19,497	$18,726	4%	$38,372	$36,706	5%
Traditional life insurance premiums	50,987	51,091	—%	100,379	100,588	—%
Net investment income	40,454	39,764	2%	79,445	80,014	(1)%
Total adjusted operating revenues	110,938	109,581	1%	218,196	217,308	—%

Adjusted operating benefits and expenses:
Interest sensitive product benefits:
Interest and index credits	9,018	9,093	(1)%	17,069	17,486	(2)%
Death benefits and other	13,892	14,709	(6)%	28,358	29,950	(5)%
Total interest sensitive product benefits	22,910	23,802	(4)%	45,427	47,436	(4)%
Traditional life insurance benefits:
Death benefits	20,577	19,297	7%	44,993	43,032	5%
Surrender and other benefits	10,092	10,392	(3)%	19,815	20,536	(4)%
Increase in traditional life future policy benefits	11,291	14,022	(19)%	23,825	25,600	(7)%
Total traditional life insurance benefits	41,960	43,711	(4)%	88,633	89,168	(1)%
Distributions to participating policyholders	2,564	2,560	—%	5,098	5,111	—%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	5,179	4,715	10%	9,818	9,638	2%
Amortization of deferred acquisition costs	4,344	4,498	(3)%	9,143	8,934	2%
Amortization of value of insurance in force	372	373	—%	744	746	—%
Other underwriting expenses	16,378	14,833	10%	32,380	30,984	5%
Total underwriting, acquisition and insurance expenses	26,273	24,419	8%	52,085	50,302	4%
Total adjusted operating benefits and expenses	93,707	94,492	(1)%	191,243	192,017	—%
	17,231	15,089	14%	26,953	25,291	7%
Equity income, before tax	1,008	1,292	(22)%	1,378	1,987	(31)%
Pre-tax adjusted operating income	$18,239	$16,381	11%	$28,331	$27,278	4%

Life Insurance Segment - continued
	Three months ended June 30,			Six months ended June 30,
	2019	2018	Change	2019	2018	Change
	(Dollars in thousands)
Other data
Life premiums collected, net of reinsurance (1)	$79,398	$77,900	2%	$157,399	$154,163	2%
Policy liabilities and accruals, end of period				3,032,835	2,942,046	3%
Life insurance in force, end of period				60,708,865	59,008,306	3%
Average invested assets, at amortized cost (2)				3,122,408	2,999,681	4%
Other investment-related income included in net investment income (3)	953	374	155%	1,283	1,872	(31)%
Average interest sensitive life account value				872,635	848,459	3%

Interest sensitive life insurance spread:
Weighted average yield on cash and invested assets (2)				5.27%	5.35%
Weighted average crediting rate				3.72%	3.68%
Spread				1.55%	1.67%

Life insurance lapse and surrender rates				4.7%	4.8%
Death benefits, net of reinsurance and reserves released	$19,867	$22,384	(11)%	$46,539	$48,863	(5)%

(1)	Premiums collected is a non-GAAP measure of sales production, see Note 8 to our consolidated financial statements for additional information.

(2)	Average invested assets and weighted average yield including investments held as securities and indebtedness of related parties.

(3)	Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our payment speed assumptions.

Pre-tax adjusted operating income for the Life Insurance segment increased in the second quarter of 2019 and the six months ended June 30, 2019, compared to the prior year periods, primarily due to decreases in death benefits, net of reinsurance and reserves released and the impact of an increase in the volume of business in force, partially offset by an increase in expenses.

Continued growth in our business in force contributed to the increase in revenues and expenses. Increases in expenses in the quarter and six months ended June 30, 2019, compared to the prior year periods, were also due to additional expenses associated with system enhancements.

Amortization of deferred acquisition costs was lower during the second quarter of 2019, but higher during the six months ended June 30, 2019, compared to the prior year periods, due to changes in actual and expected profits on the underlying business.

Death benefits, net of reinsurance and reserves released, decreased in the second quarter of 2019 and the six months ended June 30, 2019, compared to the prior year periods, primarily due to a decrease in the average claim amount, net of reinsurance and reserves released, in the second quarter of 2019.

We assign a portion of our investments held in securities and indebtedness of related parties to the Life Insurance segment. These investments include equity interests in limited liability partnerships and corporations, accounted for under the equity method of accounting. Equity income, before tax, consists of our proportionate share of gains and losses attributable to our relative ownership interest in these investments. See the Equity Income discussion that follows, and Note 8 to our consolidated financial statements, for additional information regarding these investments.

The weighted average yield on cash and invested assets for interest sensitive life insurance products decreased in the six months ended June 30, 2019, compared to the prior year period, due to lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, partially offset by an increase in other investment-related income. See the “Financial Condition” section for additional information regarding the yields obtained on investment acquisitions. Weighted average crediting rates on our interest sensitive life insurance products increased due to increased amortization on our call options supporting our indexed universal life product.

Corporate and Other Segment
	Three months ended June 30,			Six months ended June 30,
	2019	2018	Change	2019	2018	Change
	(Dollars in thousands)
Adjusted operating revenues:
Interest sensitive product charges	$10,714	$11,102	(3)%	$21,119	$22,123	(5)%
Net investment income	8,588	8,777	(2)%	17,228	17,188	—%
Other income	4,252	3,990	7%	8,335	8,669	(4)%
Total adjusted operating revenues	23,554	23,869	(1)%	46,682	47,980	(3)%

Adjusted operating benefits and expenses:
Interest sensitive product benefits	8,858	7,714	15%	19,223	17,056	13%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	746	667	12%	1,450	1,347	8%
Amortization of deferred acquisition costs	905	1,876	(52)%	(62)	4,388	(101)%
Other underwriting expenses	1,413	1,506	(6)%	2,566	2,908	(12)%
Total underwriting, acquisition and insurance expenses	3,064	4,049	(24)%	3,954	8,643	(54)%
Interest expense	1,212	1,213	—%	2,424	2,426	—%
Other expenses	6,635	5,627	18%	12,885	11,220	15%
Total adjusted operating benefits and expenses	19,769	18,603	6%	38,486	39,345	(2)%
	3,785	5,266	(28)%	8,196	8,635	(5)%
Net loss attributable to noncontrolling interest	41	18	128%	40	41	(2)%
Equity income, before tax	769	150	413%	678	291	133%
Pre-tax adjusted operating income	$4,595	$5,434	(15)%	$8,914	$8,967	(1)%

Other data
Average invested assets, at amortized cost (1)				$698,709	$704,077	(1)%
Other investment-related income included in net investment income (2)	$367	$149	146%	488	286	71%
Average interest sensitive life account value				361,570	359,978	—%
Death benefits, net of reinsurance and reserves released	5,453	4,321	26%	12,522	10,260	22%
Estimated impact on pre-tax adjusted operating income from separate account performance on amortization of deferred acquisition costs, deferred sales inducements and unearned revenue reserve	600	(255)	(335)%	2,800	(1,115)	(351)%

(1)	Average invested assets including investments held as securities and indebtedness of related parties.

(2)	Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our payment speed assumptions.

Pre-tax adjusted operating income decreased for the Corporate and Other segment in the second quarter of 2019 and the six months ended June 30, 2019, compared to the prior year periods, primarily due to increases in death benefits and expenses, partially offset by a decrease in amortization of deferred acquisition costs resulting from the impact of favorable market performance on our variable business.

Death benefits, net of reinsurance and reserves released, increased in the second quarter of 2019 and the six months ended June 30, 2019, compared to the prior year periods, due to increases in the average size and number of claims.

Other income and other expenses include fees and expenses from sales of brokered products and operating results of our non-insurance subsidiaries, which include management, advisory, marketing and distribution services and leasing activities. Other expenses increased in the second quarter of 2019 and six months ended June 30, 2019, compared to the prior year periods, primarily due to costs associated with expanding our wealth management offerings. Other income included a one-time benefit of $0.7 million in the first quarter of 2018.

We assign a portion of our investments held in securities and indebtedness of related parties to the Corporate and Other segment. These investments include equity interests in limited liability partnerships and corporations, accounted for under the equity method of accounting. Equity income, before tax, consists of our proportionate share of gains and losses attributable to our relative ownership interest in these investments. See the Equity Income discussion that follows, and Note 8 to our consolidated financial statements, for additional information regarding these investments.

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

Equity income, net of related taxes, for the second quarter of 2019 was $1.4 million compared with $1.1 million for the second quarter of 2018, and $1.6 million for the six months ended June 30, 2019 compared with $1.8 million for the six months ended June 30, 2018. See Note 2 to our consolidated financial statements for further information.

Income Taxes on Adjusted Operating Income

The effective tax rate on adjusted operating income was 15.3% for the second quarter of 2019 and 14.7% for the six months ended June 30, 2019, compared with 15.6% for the second quarter of 2018 and 15.4% for the six months ended June 30, 2018. The effective tax rates differ from the federal statutory rate of 21% primarily due to the impact of LIHTC investments and tax-exempt investment income.

Components of income taxes
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Income tax expense	$(5,511)	$(5,831)	$(11,787)	$(9,644)
Tax on equity income	(373)	(303)	(432)	(479)
Income tax offset on net income adjustments	150	236	2,314	(490)
Income taxes on adjusted operating income	$(5,734)	$(5,898)	$(9,905)	$(10,613)

Income taxes on adjusted operating income before benefits of LIHTC investments	$(6,633)	$(6,824)	$(11,709)	$(12,466)
Amounts related to LIHTC investments	899	926	1,804	1,853
Income taxes on adjusted operating income	$(5,734)	$(5,898)	$(9,905)	$(10,613)

Impact of Adjustments to Net Income Attributable to FBL

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Realized gains (losses) on investments and change in fair value of equity securities and derivatives	$444	$1,357	$11,290	$(2,638)
Offsets: (1)
Change in amortization	(48)	(226)	(304)	112
Reserve change on interest sensitive products	315	(7)	30	192
Income tax	(150)	(236)	(2,314)	490
Net impact of adjustments to net income	$561	$888	$8,702	$(1,844)
Net impact per common share - basic and assuming dilution	$0.02	$0.03	$0.36	$(0.08)

(1)
The items excluded from adjusted operating income impact the amortization of deferred acquisition costs, value of business acquired and unearned revenue reserve. Certain interest sensitive reserves as well as income taxes are also impacted.

Realized Gains (Losses) on Investments
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Realized gains (losses) on investments:
Realized gains	$218	$1,713	$5,990	$1,796
Realized losses	(304)	(6)	(338)	(19)
Change in unrealized gains/losses on equity securities	463	(866)	4,882	(2,683)
Total other-than-temporary impairment charges	—	—	(869)	(1,040)
Net realized investment gains (losses)	$377	$841	$9,665	$(1,946)

The level of realized gains (losses) is subject to fluctuation from period to period due to movements in credit spreads and prevailing interest rates, changes in the economic environment, the timing of the sales of the investments generating the realized gains and losses, as well as the timing of other than temporary impairment charges, recovery of allowances and unrealized gains and losses on equity securities. See “Financial Condition - Investments” and Note 2 to our consolidated financial statements for details regarding our unrealized gains and losses on available-for-sale securities at June 30, 2019 and December 31, 2018.

Investment Credit Impairment Losses Recognized in Net Income
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Corporate securities:
Financial	$—	$—	$—	$26
Energy	—	—	—	1,014
Other asset-backed	—	—	869
Total other-than-temporary impairment losses reported in net income	$—	$—	$869	$1,040

Other-than-temporary credit impairment losses for the six months ended June 30, 2019 include an asset-backed bond due to a decline in expected cash flows. Other-than-temporary credit impairment losses for the six months ended June 30, 2018 included a previously impaired energy sector bond due to the commencement of bankruptcy proceedings.

Financial Condition

Investments

Our investment portfolio increased 5.4% to $8,869.9 million at June 30, 2019 compared to $8,414.1 million at December 31, 2018. The portfolio increase is primarily due to $397.9 million of net unrealized appreciation of fixed maturities. Additional details regarding securities in an unrealized gain or loss position at June 30, 2019 are included in the discussion that follows and in Note 2 to our consolidated financial statements. Details regarding investment impairments are discussed above in the “Realized Gains (Losses) on Investments” section under “Results of Operations.”

We manage the investment portfolio to optimize risk-adjusted yield within the context of prudent asset-liability management. We evaluate multiple cash flow testing scenarios as part of this process. The Company’s investment policy calls for investing primarily in high quality fixed maturities and commercial mortgage loans.

Fixed Maturity Acquisitions Selected Information
	Six months ended June 30,
	2019	2018
	(Dollars in thousands)
Cost of acquisitions:
Corporate	$192,180	$86,494
Mortgage- and asset-backed	152,187	366,866
Tax-exempt municipals	18,692	60,600
Total	$363,059	$513,960
Effective annual yield	4.18%	4.05%
Credit quality
NAIC 1 designation	65.3%	84.6%
NAIC 2 designation	34.7%	15.4%
Weighted-average life in years	16.0	14.0
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

A portion of the securities acquired during the six months ended June 30, 2019 and June 30, 2018 were acquired with the proceeds from advances on our funding agreements with the FHLB. The securities acquired to support these funding agreements often carry a lower average yield than securities acquired to support our other insurance products, due to the shorter maturity and relatively low interest rate paid on those advances. In addition, certain municipal securities acquired are exempt from federal income taxes, and accordingly have a higher actual return than reflected in the yields stated above. The average yield of the securities acquired, excluding the securities supporting the funding agreements and using a tax-adjusted yield for the municipal securities, was 4.24% during the six months ended June 30, 2019 and was 4.13% during the six months ended June 30, 2018.

Investment Portfolio Summary
	June 30, 2019		December 31, 2018
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities - available for sale:
Public	$5,721,967	64.5%	$5,367,590	63.8%
144A private placement	1,560,078	17.6	1,477,550	17.6
Private placement	202,577	2.3	187,905	2.2
Total fixed maturities - available for sale	7,484,622	84.4	7,033,045	83.6
Equity securities	106,021	1.2	92,857	1.1
Mortgage loans	1,019,124	11.5	1,039,829	12.4
Real estate	1,543	—	1,543	—
Policy loans	200,246	2.3	197,366	2.3
Short-term investments	9,521	0.1	15,713	0.2
Other investments	48,833	0.5	33,765	0.4
Total investments	$8,869,910	100.0%	$8,414,118	100.0%

As of June 30, 2019, 97.7% (based on carrying value) of the available-for-sale fixed maturities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of June 30, 2019, no single non-investment grade holding exceeded 0.2% of total investments.

Credit Quality by NAIC Designation and Equivalent Rating
		June 30, 2019		December 31, 2018
NAIC Designation	Equivalent Rating (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$5,089,917	68.0%	$4,802,497	68.3%
2	BBB	2,224,368	29.7	2,063,069	29.3
	Total investment grade	7,314,285	97.7	6,865,566	97.6
3	BB	118,700	1.6	105,544	1.5
4	B	46,803	0.6	48,051	0.7
5	CCC	4,827	0.1	9,640	0.1
6	In or near default	7	—	4,244	0.1
	Total below investment grade	170,337	2.3	167,479	2.4
	Total fixed maturities - available for sale	$7,484,622	100.0%	$7,033,045	100.0%

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

Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification
	June 30, 2019
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$342,720	$307,173	$25,157	$35,547	$(1,319)
Capital goods	281,101	257,517	20,495	23,584	(316)
Communications	139,377	121,426	13,456	17,951	(562)
Consumer cyclical	136,994	123,518	9,088	13,476	(436)
Consumer non-cyclical	577,479	477,414	44,810	100,065	(7,545)
Energy	408,248	370,359	33,306	37,889	(8,586)
Finance	656,430	636,203	48,924	20,227	(2,119)
Transportation	111,171	105,506	8,521	5,665	(530)
Utilities	760,344	737,563	103,206	22,781	(487)
Other	171,886	167,000	13,396	4,886	(89)
Total corporate securities	3,585,750	3,303,679	320,359	282,071	(21,989)
Mortgage- and asset-backed securities	2,324,581	2,089,202	138,312	235,379	(3,633)
United States Government and agencies	18,585	15,603	1,572	2,982	(16)
States and political subdivisions	1,555,706	1,545,061	140,791	10,645	(758)
Total	$7,484,622	$6,953,545	$601,034	$531,077	$(26,396)

	December 31, 2018
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$321,192	$194,019	$9,990	$127,173	$(8,376)
Capital goods	248,385	123,157	6,933	125,228	(7,208)
Communications	131,364	75,687	5,098	55,677	(4,705)
Consumer cyclical	105,882	74,866	3,627	31,016	(1,782)
Consumer non-cyclical	497,789	224,674	12,441	273,115	(29,469)
Energy	384,982	227,770	11,460	157,212	(17,063)
Finance	602,159	392,188	22,124	209,971	(10,298)
Transportation	96,579	61,034	3,049	35,545	(2,135)
Utilities	733,604	565,250	60,399	168,354	(7,483)
Other	157,949	98,683	3,851	59,266	(2,414)
Total corporate securities	3,279,885	2,037,328	138,972	1,242,557	(90,933)
Mortgage- and asset-backed securities	2,192,996	1,076,388	69,820	1,116,608	(31,961)
United States Government and agencies	20,535	14,061	996	6,474	(134)
States and political subdivisions	1,539,629	1,378,005	95,921	161,624	(5,913)
Total	$7,033,045	$4,505,782	$305,709	$2,527,263	$(128,941)

Credit Quality of Available-for-Sale Fixed Maturities with Unrealized Losses
		June 30, 2019
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$247,743	46.6%	$(3,643)	13.8%
2	BBB	195,842	36.9	(6,745)	25.6
	Total investment grade	443,585	83.5	(10,388)	39.4
3	BB	54,856	10.3	(7,700)	29.1
4	B	30,212	5.7	(8,290)	31.4
5	CCC	2,417	0.5	(18)	0.1
6	In or near default	7	—	—	—
	Total below investment grade	87,492	16.5	(16,008)	60.6
	Total	$531,077	100.0%	$(26,396)	100.0%

		December 31, 2018
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$1,500,626	59.4%	$(45,593)	35.3%
2	BBB	903,855	35.7	(61,615)	47.8
	Total investment grade	2,404,481	95.1	(107,208)	83.1
3	BB	90,883	3.6	(10,056)	7.8
4	B	26,212	1.1	(10,887)	8.5
5	CCC	5,679	0.2	(790)	0.6
6	In or near default	8	—	—	—
	Total below investment grade	122,782	4.9	(21,733)	16.9
	Total	$2,527,263	100.0%	$(128,941)	100.0%

Available-For-Sale Fixed Maturities with Unrealized Losses by Length of Time
	June 30, 2019
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$32,615	$—	$(240)
Greater than three months to six months	—	2,005	—	(5)
Greater than six months to nine months	—	63,916	—	(930)
Greater than nine months to twelve months	—	36,717	—	(1,501)
Greater than twelve months	31,759	390,461	(10,539)	(13,181)
Total	$31,759	$525,714	$(10,539)	$(15,857)

Available-For-Sale Fixed Maturities with Unrealized Losses by Length of Time
	December 31, 2018
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$329,067	$—	$(7,081)
Greater than three months to six months	—	362,426	—	(10,386)
Greater than six months to nine months	—	514,023	—	(21,352)
Greater than nine months to twelve months	—	799,994	—	(43,191)
Greater than twelve months	24,809	625,885	(9,547)	(37,384)
Total	$24,809	$2,631,395	$(9,547)	$(119,394)

Available-For-Sale Fixed Maturities with Unrealized Losses by Maturity Date
	June 30, 2019		December 31, 2018
	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Due in one year or less	$1,494	$(5)	$496	$(4)
Due after one year through five years	11,673	(1,646)	86,795	(3,286)
Due after five years through ten years	56,340	(3,116)	299,532	(14,667)
Due after ten years	226,191	(17,996)	1,023,832	(79,023)
	295,698	(22,763)	1,410,655	(96,980)
Mortgage- and asset-backed	235,379	(3,633)	1,116,608	(31,961)
Total	$531,077	$(26,396)	$2,527,263	$(128,941)

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

Our direct exposure to the Alt-A home equity and subprime first-lien sectors is limited to investments in structured securities collateralized by senior tranches of residential mortgage loans. We also have a partnership interest in one fund at June 30, 2019 and December 31, 2018, that owns securities backed by Alt-A home equity, subprime first-lien and adjustable rate mortgage collateral. The fund is reported as securities and indebtedness of related parties in our consolidated balance sheets with a fair value of $1.7 million at June 30, 2019 and $2.0 million at December 31, 2018. We do not own any direct investments in subprime lenders.

Mortgage- and Asset-Backed Securities by Collateral Type
	June 30, 2019			December 31, 2018
	Amortized Cost	Carrying Value	Percent of Fixed Maturities	Amortized Cost	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Government agency	$224,204	$241,490	3.2%	$227,545	$232,658	3.3%
Prime	284,109	303,974	4.1	279,856	287,073	4.1
Alt-A	74,816	88,453	1.2	81,668	95,396	1.4
Subprime	139,211	151,323	2.0	143,441	152,907	2.1
Commercial mortgage	937,041	1,003,755	13.4	873,672	878,566	12.5
Non-mortgage	530,521	535,586	7.2	548,955	546,396	7.8
Total	$2,189,902	$2,324,581	31.1%	$2,155,137	$2,192,996	31.2%

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

Residential Mortgage-Backed Securities by NAIC Designation and Origination Year
	June 30, 2019
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$66,502	$68,643	$67,575	$87,369	$438,512	$462,976	$572,589	$618,988
3	—	—	445	—	—	438	445	438
4	—	—	7,756	9,628	—	—	7,756	9,628
5	302	318	—	—	—	—	302	318
6	7	7	—	—	—	—	7	7
Total	$66,811	$68,968	$75,776	$96,997	$438,512	$463,414	$581,099	$629,379

	December 31, 2018
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$72,281	$72,921	$69,478	$89,128	$430,982	$430,881	$572,741	$592,930
2	—	—	2,420	2,301	—	—	2,420	2,301
3	—	—	562	553	—	—	562	553
4	354	359	8,048	10,709	—	—	8,402	11,068
6	8	8	—	—	—	—	8	8
Total	$72,643	$73,288	$80,508	$102,691	$430,982	$430,881	$584,133	$606,860

The commercial mortgage-backed securities (CMBS) are primarily sequential securities. CMBS typically have cash flows that are less subject to refinance risk than residential mortgage-backed securities principally due to prepayment restrictions on many of the underlying commercial mortgage loans.

Commercial Mortgage-Backed Securities by NAIC Designation and Origination Year
	June 30, 2019
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$8,162	$9,008	$112,537	$130,047	$780,738	$826,421	$901,437	$965,476
2	—	—	35,604	38,279	—	—	35,604	38,279
Total (1)	$8,162	$9,008	$148,141	$168,326	$780,738	$826,421	$937,041	$1,003,755

	December 31, 2018
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$8,415	$9,029	$113,526	$124,885	$715,899	$708,447	$837,840	$842,361
2	—	—	35,832	36,205	—	—	35,832	36,205
Total (1)	$8,415	$9,029	$149,358	$161,090	$715,899	$708,447	$873,672	$878,566

(1)
The CMBS portfolio included government agency-backed securities with a carrying value of $811.4 million at June 30, 2019 and $693.3 million at December 31, 2018. Also included in the CMBS are military housing bonds totaling $164.6 million at June 30, 2019 and $156.7 million at December 31, 2018. These bonds are used to fund the construction of multi-family homes on United States military bases. The bonds are backed by a first mortgage lien on residential military housing projects.

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

Other Asset-Backed Securities by NAIC Designation and Origination Year
	June 30, 2019
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$8,779	$8,626	$138,706	$153,863	$398,348	$399,493	$545,833	$561,982
2	1,503	1,633	1,704	1,776	117,353	120,394	120,560	123,803
3	—	—	—	—	3,105	3,402	3,105	3,402
4	172	168	—	—	—	—	172	168
5	—	—	—	—	2,092	2,092	2,092	2,092
Total	$10,454	$10,427	$140,410	$155,639	$520,898	$525,381	$671,762	$691,447

Other Asset-Backed Securities by NAIC Designation and Origination Year
	December 31, 2018
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$9,314	$9,038	$141,728	$154,747	$415,228	$412,078	$566,270	$575,863
2	1,586	1,693	1,890	1,943	121,796	122,300	125,272	125,936
3	—	—	313	303	1,697	1,697	2,010	2,000
4	179	170	—	—	—	—	179	170
5	—	—	—	—	3,601	3,601	3,601	3,601
Total	$11,079	$10,901	$143,931	$156,993	$542,322	$539,676	$697,332	$707,570

State and Political Subdivision Securities

State and political subdivision securities totaled $1,555.7 million, or 20.8% of total fixed maturities, at June 30, 2019, and $1,539.6 million, or 21.9% of total fixed maturities at December 31, 2018 and include investments in general obligation, revenue and municipal housing bonds. Our investment strategy is to utilize municipal bonds in addition to corporate bonds, as we believe they provide additional diversification and have historically low default rates compared with similarly rated corporate bonds. We evaluate the credit strength of the underlying issues on both a quantitative and qualitative basis, excluding insurance, prior to acquisition. The majority of the municipal bonds we hold are investment grade credits without consideration of insurance. Our municipal bonds are well diversified by type and geography with the top exposure being water and sewer revenue bonds. Our municipal bond holdings were trading at 108.6% of amortized cost at June 30, 2019. We do not hold any Puerto Rico-related bonds. Exposure to the state of Illinois and municipalities within the state accounted for 1.3% of our total fixed maturities at June 30, 2019. As of June 30, 2019, our Illinois-related portfolio holdings were rated investment grade and were trading at 113.6% of amortized cost.

Mortgage Loans

Mortgage loans totaled $1,019.1 million at June 30, 2019 and $1,039.8 million at December 31, 2018. Our mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. The total number of commercial mortgage loans outstanding was 210 at June 30, 2019 and 208 at December 31, 2018. In the first six months of 2019, new loans ranged from $1.6 million to $9.2 million in size, with an average loan size of $5.2 million, an average loan term of 19 years and an average net yield of 4.73%. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. The majority of our mortgage loans amortize principal, with 1.7% that are interest-only loans as of June 30, 2019. At June 30, 2019, the average loan-to-value of the current outstanding principal balance using the most recent appraised value was 52.4% and the weighted average debt service coverage ratio was 1.7 based on the results of our 2018 annual study. See Note 2 to our consolidated financial statements for further discussion regarding our mortgage loans.

Other Assets and Liabilities

	June 30, 2019	December 31, 2018	Percentage change
Selected other assets:
Cash and cash equivalents	13,854	19,035	(27.2)%
Reinsurance recoverable	102,898	102,386	0.5%
Deferred acquisition costs	314,301	418,802	(25.0)%
Other assets	179,408	163,518	9.7%
Assets held in separate accounts	625,177	561,281	11.4%
Selected other liabilities:
Future policy benefits	7,298,402	7,205,471	1.3%
Other policyholder funds	601,038	615,177	(2.3)%
Deferred income taxes	134,702	75,449	78.5%
Other liabilities	102,414	93,532	9.5%
Liabilities held in separate accounts	625,177	561,281	11.4%

Cash and cash equivalents decreased primarily due to normal fluctuations in timing of payments made and received. Deferred acquisition costs decreased compared to the prior year primarily due to a $111.7 million increase in the impact of the change in net unrealized appreciation on fixed maturity securities during the period. Other assets increased primarily due to revaluation of our leased asset related to our home office building as discussed in Note 5 to our consolidated financial statements. Assets and liabilities held in separate accounts increased due to market performance on the underlying investment portfolios.

Future policy benefits increased primarily due to an increase in the volume of annuity and life business in force. Deferred income taxes increased primarily due to the tax impact of the change in unrealized appreciation/depreciation on investments. Other liabilities increased due to an increase in unsettled security trades and lease obligations related to our home office building as discussed above, partially offset by decreases in amounts for expenses and commissions.

Stockholders’ Equity

As discussed in Note 6 to our consolidated financial statements, stockholders’ equity was impacted by capital deployment actions during the first quarter of 2019, which included a special cash dividend of $1.50 per share on Class A and Class B common stock and an increase in our regular quarterly dividend by 4.3% to $0.48 per share.

	June 30, 2019	December 31, 2018	Percentage change
	(dollars in thousands, except per share data)
Total FBL Financial Group, Inc. stockholders’ equity	$1,397,462	$1,184,139	18.0%
Common stockholders’ equity	1,394,462	1,181,139	18.1%

Book value per share	$56.55	$47.78	18.4%
Less: Per share impact of accumulated other comprehensive income	12.28	3.69	232.8%
Book value per share, excluding accumulated other comprehensive income (1)	$44.27	$44.09	0.4%

(1)
Book value per share excluding accumulated other comprehensive income is a non-GAAP financial measure. Since accumulated other comprehensive income fluctuates from quarter to quarter due to unrealized changes in the fair value of investments caused principally by changes in market interest rates, we believe this non-GAAP financial measure provides useful supplemental information.

Our stockholders’ equity increased compared to the prior year primarily due to the change in unrealized appreciation of fixed maturity securities during the period and net income, partially offset by dividends paid.

Liquidity and Capital Resources

Cash Flows

During the first six months of 2019, our operating activities generated cash flows totaling $85.6 million, consisting of net income of $66.3 million adjusted for non-cash operating revenues and expenses netting to $19.3 million. We used cash of $30.4 million in our investing activities during the 2019 period. The primary uses were $430.4 million of investment acquisitions, mostly in fixed maturity securities, partially offset by $401.7 million in sales, maturities and repayments of investments. Our financing activities used cash of $60.4 million during the 2019 period. The primary financing source was $317.0 million in receipts from interest sensitive products credited to policyholder account balances, which was offset by $311.2 million for return of policyholder account balances on interest sensitive products and $60.7 million for dividends paid to stockholders.

Sources and Uses of Capital Resources

Parent company cash inflows from operations consist primarily of fees that it charges various subsidiaries and affiliates for management of their operations, expense reimbursements and tax settlements from subsidiaries and affiliates, proceeds from investment income and dividends from subsidiaries, if declared and paid. Revenue sources for the parent company during the six months ended June 30, 2019 included management fees from subsidiaries and affiliates totaling $4.2 million and dividends of $63.5 million. Cash outflows are principally for salaries, taxes and other expenses related to providing management services, dividends on outstanding stock, stock repurchases and interest on our parent company debt.

We paid regular cash dividends on our common and preferred stock during the six-month period ended June 30 totaling $23.7 million in 2019 and $22.9 million in 2018. In addition, we paid a special $1.50 per common share cash dividend in March 2019 and March 2018 totaling $37.0 million and $37.3 million, respectively. It is anticipated that quarterly cash dividend requirements for 2019 will be $0.0075 per Series B preferred share and $0.48 per common share. Common stock dividend rates are analyzed quarterly and are dependent upon our capital and liquidity positions. In addition, alternative uses of excess capital may impact future dividend levels. Assuming these quarterly dividend rates, the common and preferred dividends would total approximately $23.7 million for the remainder of 2019. The parent company expects to have sufficient resources and cash flows to meet its interest and dividend payments throughout 2019. The parent company had available cash and investments totaling $38.8 million at June 30, 2019. The parent company expects to rely on available cash resources, dividends from Farm Bureau Life and management fee income to make dividend payments to its stockholders, interest payments on its debt and to fund any capital initiatives such as stock repurchases. In addition, our parent company and Farm Bureau Life have entered into a reciprocal line of credit arrangement, which provides additional liquidity for either entity up to $20.0 million. We had no material commitments for capital expenditures as of June 30, 2019.

As discussed in Note 6 to our consolidated financial statements, we have periodically taken advantage of opportunities to repurchase our outstanding Class A common stock through Class A common stock repurchase programs approved by our Board of Directors. At June 30, 2019, $36.3 million remains available for repurchase under the current Class A common stock repurchase program. Under this program, we repurchased 66,475 shares for $4.6 million during the six months ended June 30, 2019. Completion of this program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

Interest payments on our debt totaled $2.4 million for the six months ended June 30, 2019 and June 30, 2018. Interest payments on our debt outstanding at June 30, 2019 are estimated to be $2.4 million for the remainder of 2019.

Farm Bureau Life’s cash inflows primarily consist of premiums; deposits to policyholder account balances; income from investments; sales, maturities and calls of investments; and repayments of investment principal. Farm Bureau Life’s cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, current operating expenses and dividends. Life insurance companies generally produce a positive cash flow that may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. Continuing operations and financing activities from Farm Bureau Life relating to interest sensitive products provided funds totaling $96.1 million for the six months ended June 30, 2019 and $222.6 million for the prior year period.

Farm Bureau Life’s ability to pay dividends to the parent company is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. At December 31, 2018, Farm Bureau Life’s statutory unassigned surplus was $503.7 million. There are certain additional limits on the amount of dividends that may be paid within a year without approval of the Insurance Division, Department of Commerce of the State of Iowa as discussed in Note 7 to our consolidated financial statements included in Item 8 of our 2018 Form 10-K. During the remainder of 2019, the maximum amount legally available for distribution to the parent company without further regulatory approval is $38.3 million.

We manage the amount of capital held by our insurance subsidiaries to ensure they meet regulatory requirements. State laws specify regulatory actions if an insurer’s risk-based capital (RBC) ratio, a measure of solvency, falls below certain levels. The NAIC has a standard formula for annually assessing RBC based on the various risk factors related to an insurance company’s capital and surplus, including insurance, business, asset and interest rate risks. The insurance regulators monitor the level of RBC against a statutory “authorized control level” RBC at which point regulators have the option to assume control of the insurance company. The company action level RBC is 200% of the authorized control level and is the first point at which any action would be triggered. Our adjusted capital and RBC is reported to our insurance regulators annually based on formulas that may be revised throughout the year. We estimate our adjusted capital and RBC quarterly; however, these estimates may differ from actual results. As of June 30, 2019, Farm Bureau Life’s statutory total adjusted capital is estimated at $693.2 million, resulting in an RBC ratio of 553%, based on company action level capital of $125.4 million.

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

Our internal control over financial reporting changes from time-to-time as we modify and enhance our systems and processes to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. While changes have taken place in our internal controls during the quarter ended June 30, 2019, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

In June 2019, the Securities and Exchange Commission adopted new regulations impacting securities products and services. These regulations, including Regulation Best Interest and the Customer Relationship Summary requirement, will require us to make additional disclosures to customers and omay require us to make changes to certain products and services we offer.  We are currently evaluating the impact of the new regulations on our business, including the cost of compliance.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Repurchases of Equity Securities

We had no issuer repurchases of equity securities for the quarter ended June 30, 2019. We have $36.3 million available under the repurchase program announced on March 1, 2018, which will expire March 31, 2022. The program authorizes us to make repurchases of Class A common stock in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. Completion of the program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares, if any, that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

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
101+
Interactive Data Files formatted in iXBRL (Inline eXtensible Business Reporting Language) from FBL Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2019 as follows: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Financial Statements

+	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 1, 2019

FBL FINANCIAL GROUP, INC.

By	/s/ James P. Brannen
James P. Brannen
Chief Executive Officer (Principal Executive Officer)

By	/s/ Donald J. Seibel
Donald J. Seibel
Chief Financial Officer and Treasurer (Principal Financial Officer)

By	/s/ Anthony J. Aldridge
Anthony J. Aldridge
Chief Accounting Officer (Principal Accounting Officer)