Form 10-Q
period 2019-09-30
FBL FINANCIAL GROUP INC
filed 2019-10-31
CIK 1012771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019.
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to _______________________

Commission File Number: 1-11917

FBL FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Iowa			42-1411715
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

5400 University Avenue,	West Des Moines,	Iowa	50266-5997
(State or other jurisdiction of incorporation or organization)			(Zip Code)

		(515)	225-5400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, without par value	FFG	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Title of each class	Outstanding at October 29, 2019
Class A Common Stock, without par value	24,650,895
Class B Common Stock, without par value	11,413

(This page has been intentionally left blank.)

FBL FINANCIAL GROUP, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

ITEM 1. FINANCIAL STATEMENTS

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	September 30, 2019	December 31, 2018
Assets
Investments:
Fixed maturities - available for sale, at fair value (amortized cost: 2019 - $6,956,353; 2018 - $6,856,277)	$7,729,814	$7,033,045
Equity securities at fair value (cost: 2019 - $93,365; 2018 - $93,564)	97,705	92,857
Mortgage loans	1,002,839	1,039,829
Real estate	1,543	1,543
Policy loans	200,354	197,366
Short-term investments	22,743	15,713
Other investments	54,127	33,765
Total investments	9,109,125	8,414,118

Cash and cash equivalents	13,007	19,035
Securities and indebtedness of related parties	71,278	60,962
Accrued investment income	78,962	74,524
Amounts receivable from affiliates	3,334	3,812
Reinsurance recoverable	105,493	102,386
Deferred acquisition costs	253,112	418,802
Value of insurance in force acquired	2,694	10,385
Current income taxes recoverable	6,448	4,807
Other assets	172,930	163,518
Assets held in separate accounts	612,338	561,281

Total assets	$10,428,721	$9,833,630

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

	September 30, 2019	December 31, 2018
Liabilities and stockholders’ equity
Liabilities:
Future policy benefits:
Interest sensitive products	$5,491,250	$5,403,125
Traditional life insurance and accident and health products	1,834,544	1,802,346
Other policy claims and benefits	39,846	51,298
Supplementary contracts without life contingencies	298,499	303,627
Advance premiums and other deposits	257,108	260,252
Amounts payable to affiliates	1,422	1,461
Short-term debt payable to non-affiliates	16,000	—
Long-term debt payable to non-affiliates	97,000	97,000
Deferred income taxes	165,215	75,449
Other liabilities	101,162	93,532
Liabilities related to separate accounts	612,338	561,281
Total liabilities	8,914,384	8,649,371

Stockholders’ equity:
FBL Financial Group, Inc. stockholders’ equity:
Preferred stock, without par value, at liquidation value - authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 24,650,895 shares in 2019 and 24,707,402 shares in 2018	152,566	152,652
Class B common stock, without par value - authorized 1,500,000 shares, issued and outstanding 11,413 shares in 2019 and 2018	72	72
Accumulated other comprehensive income	406,175	91,318
Retained earnings	952,397	937,097
Total FBL Financial Group, Inc. stockholders’ equity	1,514,210	1,184,139
Noncontrolling interest	127	120
Total stockholders’ equity	1,514,337	1,184,259
Total liabilities and stockholders’ equity	$10,428,721	$9,833,630

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues:
Interest sensitive product charges	$31,135	$31,161	$94,935	$92,165
Traditional life insurance premiums	46,982	48,124	147,361	148,712
Net investment income	101,478	105,757	316,012	310,753
Net realized capital gains (losses)	696	(709)	11,230	(1,615)
Net other-than-temporary impairment losses recognized in earnings	(50)	(50)	(919)	(1,090)
Other income	4,417	3,828	12,501	12,065
Total revenues	184,658	188,111	581,120	560,990

Benefits and expenses:
Interest sensitive product benefits	67,147	70,145	202,966	194,127
Traditional life insurance benefits	42,877	44,168	131,512	133,349
Policyholder dividends	2,441	2,480	7,539	7,591
Underwriting, acquisition and insurance expenses	39,197	30,834	114,334	107,621
Interest expense	1,213	1,212	3,637	3,638
Other expenses	5,764	5,061	18,649	16,281
Total benefits and expenses	158,639	153,900	478,637	462,607
	26,019	34,211	102,483	98,383
Income taxes	(1,642)	(4,818)	(13,429)	(14,462)
Equity income, net of related income taxes	799	1,642	2,423	3,441
Net income	25,176	31,035	91,477	87,362
Net (income) loss attributable to noncontrolling interest	(47)	(25)	(7)	16
Net income attributable to FBL Financial Group, Inc.	$25,129	$31,010	$91,470	$87,378

Earnings per common share	$1.01	$1.24	$3.69	$3.50
Earnings per common share - assuming dilution	$1.01	$1.24	$3.69	$3.50

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income	$25,176	$31,035	$91,477	$87,362
Other comprehensive income (loss) (1)
Change in net unrealized investment gains/losses	103,172	(42,388)	314,228	(191,339)
Change in underfunded status of postretirement benefit plans	210	268	629	797
Total other comprehensive income (loss), net of tax	103,382	(42,120)	314,857	(190,542)
Total comprehensive income (loss), net of tax	128,558	(11,085)	406,334	(103,180)
Comprehensive (income) loss attributable to noncontrolling interest	(47)	(25)	(7)	16
Total comprehensive income (loss) applicable to FBL Financial Group, Inc.	$128,511	$(11,110)	$406,327	$(103,164)

(1)
Other comprehensive income (loss) is recorded net of deferred income taxes and other adjustments for assumed changes in deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands)

	FBL Financial Group, Inc. Stockholders’ Equity
	Series B Preferred Stock	Class A and Class B Common Stock	Accumulated Other Comprehensive Income	Retained Earnings	Non- controlling Interest	Total Stockholders’ Equity
Balance at July 1, 2018	$3,000	$153,186	$131,081	$928,973	$32	$1,216,272
Net income - three months ended September 30, 2018	—	—	—	31,010	25	31,035
Other comprehensive loss	—	—	(42,120)	—	—	(42,120)
Stock-based compensation	—	46	—	—	—	46
Dividends on preferred stock	—	—	—	(37)	—	(37)
Dividends on common stock	—	—	—	(11,416)	—	(11,416)
Receipts related to noncontrolling interest	—	—	—	—	18	18
Balance at September 30, 2018	$3,000	$153,232	$88,961	$948,530	$75	$1,193,798

Balance at July 1, 2019	$3,000	$152,526	$302,793	$939,143	$80	$1,397,542
Net income - three months ended September 30, 2019	—	—	—	25,129	47	25,176
Other comprehensive income	—	—	103,382	—	—	103,382
Stock-based compensation	—	112	—	—	—	112
Dividends on preferred stock	—	—	—	(37)	—	(37)
Dividends on common stock	—	—	—	(11,838)	—	(11,838)
Balance at September 30, 2019	$3,000	$152,638	$406,175	$952,397	$127	$1,514,337

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
(Dollars in thousands)

	FBL Financial Group, Inc. Stockholders’ Equity
	Series B Preferred Stock	Class A and Class B Common Stock	Accumulated Other Comprehensive Income	Retained Earnings	Non- controlling Interest	Total Stockholders’ Equity
Balance at January 1, 2018	$3,000	$153,661	$284,983	$935,423	$58	$1,377,125
Cumulative effect of change in accounting principle related to net unrealized gains on equity securities	—	—	(5,480)	5,480	—	—
Net income - nine months ended September 30, 2018	—	—	—	87,378	(16)	87,362
Other comprehensive loss	—	—	(190,542)	—	—	(190,542)
Stock-based compensation	—	366	—	—	—	366
Purchase of common stock	—	(795)	—	(8,054)	—	(8,849)
Dividends on preferred stock	—	—	—	(112)	—	(112)
Dividends on common stock	—	—	—	(71,585)	—	(71,585)
Receipts related to noncontrolling interest	—	—	—	—	33	33
Balance at September 30, 2018	$3,000	$153,232	$88,961	$948,530	$75	$1,193,798

Balance at January 1, 2019	$3,000	$152,724	$91,318	$937,097	$120	$1,184,259
Cumulative effect of change in accounting principle related to leases	—	—	—	595	—	595
Net income - nine months ended September 30, 2019	—	—	—	91,470	7	91,477
Other comprehensive income	—	—	314,857	—	—	314,857
Stock-based compensation	—	324	—	—	—	324
Purchase of common stock	—	(410)	—	(4,167)	—	(4,577)
Dividends on preferred stock	—	—	—	(112)	—	(112)
Dividends on common stock	—	—	—	(72,486)	—	(72,486)
Balance at September 30, 2019	$3,000	$152,638	$406,175	$952,397	$127	$1,514,337

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Nine months ended September 30,
	2019	2018
Operating activities
Net income	$91,477	$87,362
Adjustments to reconcile net income to net cash provided by operating activities:
Interest credited to account balances	119,250	123,425
Charges for mortality, surrenders and administration	(94,277)	(89,958)
Net realized (gains) losses on investments	(10,311)	2,705
Change in fair value of derivatives	2,239	(2,370)
Increase in liabilities for life insurance and other future policy benefits	49,307	61,112
Deferral of acquisition costs	(31,908)	(31,276)
Amortization of deferred acquisition costs and value of insurance in force	27,589	24,199
Change in reinsurance recoverable	(994)	2,370
Provision for deferred income taxes	6,051	(1,816)
Other	(7,130)	1,050
Net cash provided by operating activities	151,293	176,803

Investing activities
Sales, maturities or repayments:
Fixed maturities - available for sale	489,597	455,104
Equity securities - available for sale	15,109	—
Mortgage loans	74,970	51,680
Derivative instruments	9,201	13,203
Policy loans	27,436	28,416
Securities and indebtedness of related parties	6,941	4,945
Other long-term investments	3,686	4,948
Acquisitions:
Fixed maturities - available for sale	(577,634)	(613,278)
Equity securities - available for sale	(14,545)	(2,799)
Mortgage loans	(35,202)	(95,336)
Derivative instruments	(14,325)	(10,480)
Policy loans	(30,424)	(32,741)
Securities and indebtedness of related parties	(16,189)	(15,922)
Other long-term investments	(4,397)	(6,611)
Short-term investments, net change	(7,030)	(8,562)
Purchases and disposals of property and equipment, net	(11,886)	(8,483)
Net cash used in investing activities	(84,692)	(235,916)

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Nine months ended September 30,
	2019	2018
Financing activities
Contract holder account deposits	$438,573	$525,245
Contract holder account withdrawals	(449,211)	(423,714)
Dividends paid	(72,598)	(71,697)
Proceeds from issuance of short-term debt	20,000	27,000
Repayments of short-term debt	(4,000)	(27,000)
Issuance or repurchase of common stock, net	(5,393)	(9,025)
Other financing activities	—	33
Net cash provided by (used in) financing activities	(72,629)	20,842
Decrease in cash and cash equivalents	(6,028)	(38,271)
Cash and cash equivalents at beginning of period	19,035	52,696
Cash and cash equivalents at end of period	$13,007	$14,425

Supplemental disclosures of cash flow information
Cash (paid) received during the period for:
Interest	$(3,641)	$(3,656)
Income taxes	(30)	(2,027)

See accompanying notes.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2019

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

Operating results for the three- and nine-months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. We encourage you to refer to the notes to our consolidated financial statements included in Item 8 of our Form 10-K for the year ended December 31, 2018 for a complete description of our material accounting policies. Also included in the Form 10-K is a description of areas of judgments and estimates and other information necessary to understand our financial position and results of operations.

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
January 1, 2019
Upon adoption using the modified retrospective approach, a cumulative effect adjustment of $0.6 million was recorded to retained earnings, representing the elimination of a deferred gain on a sale-leaseback transaction, and both other assets and other liabilities increased by $7.2 million. We elected the practical expedients provided for under the guidance but did not use hindsight in determining lease term. We have no finance leases and have elected to treat leases with terms of twelve months or less as short-term leases. The impact to earnings per share due to adopting this guidance was less than ($0.01) per share for the three months ended September 30, 2019 and was ($0.01) per share for the nine months ended September 30, 2019. See Note 6 for additional discussion.

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

2. Investment Operations

Fixed Maturity Securities

Available-For-Sale Fixed Maturity Securities by Investment Category
	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit losses on other-than-temporary impairments (1)
	(Dollars in thousands)
Fixed maturities:
Corporate	$3,358,339	$435,001	$(20,576)	$3,772,764	$—
Residential mortgage-backed	616,674	60,052	(727)	675,999	2,120
Commercial mortgage-backed	947,232	112,337	(115)	1,059,454	—
Other asset-backed	669,925	23,291	(2,031)	691,185	616
United States Government and agencies	12,929	2,228	(10)	15,147	—
States and political subdivisions	1,351,254	164,548	(537)	1,515,265	—
Total fixed maturities	$6,956,353	$797,457	$(23,996)	$7,729,814	$2,736

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit losses on other-than-temporary impairments (1)
	(Dollars in thousands)
Fixed maturities:
Corporate	$3,231,846	$138,972	$(90,933)	$3,279,885	$—
Residential mortgage-backed	584,133	29,969	(7,242)	606,860	2,823
Commercial mortgage-backed	873,672	24,284	(19,390)	878,566	—
Other asset-backed	697,332	15,567	(5,329)	707,570	1,143
United States Government and agencies	19,673	996	(134)	20,535	—
States and political subdivisions	1,449,621	95,921	(5,913)	1,539,629	—
Total fixed maturities	$6,856,277	$305,709	$(128,941)	$7,033,045	$3,966

(1)
Non-credit losses subsequent to the initial impairment measurement date on other-than-temporary impairment (OTTI) losses are included in the gross unrealized gains and gross unrealized losses columns above. The non-credit loss component of OTTI losses for residential mortgage-backed and other asset-backed securities at September 30, 2019 and December 31, 2018 were in an unrealized gain position due to increases in estimated fair value subsequent to initial recognition of non-credit losses on such securities.

Available-For-Sale Fixed Maturities by Maturity Date
	September 30, 2019
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$74,240	$75,286
Due after one year through five years	518,575	546,970
Due after five years through ten years	740,854	809,562
Due after ten years	3,388,853	3,871,358
	4,722,522	5,303,176
Mortgage-backed and other asset-backed	2,233,831	2,426,638
Total fixed maturities	$6,956,353	$7,729,814

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Fixed maturities not due at a single maturity date have been included in the above table in the year of final contractual maturity.

Net Unrealized Gains on Investments in Accumulated Other Comprehensive Income
	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Net unrealized appreciation on:
Fixed maturities - available for sale	$773,461	$176,768
Adjustments for assumed changes in amortization pattern of:
Deferred acquisition costs	(219,109)	(46,732)
Value of insurance in force acquired	(12,963)	(6,878)
Unearned revenue reserve	19,697	5,134
Adjustments for assumed changes in policyholder liabilities	(36,679)	(1,642)
Provision for deferred income taxes	(110,125)	(26,596)
Net unrealized investment gains	$414,282	$100,054

Net unrealized investment gains and losses are recorded net of deferred income taxes and other adjustments for assumed changes in deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities.

Fixed Maturity Securities with Unrealized Losses by Length of Time
	September 30, 2019
	Less than one year		One year or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$74,584	$(4,647)	$97,588	$(15,929)	$172,172	$(20,576)	85.8%
Residential mortgage-backed	32,074	(536)	3,731	(191)	35,805	(727)	3.0
Commercial mortgage-backed	10,320	(61)	2,786	(54)	13,106	(115)	0.5
Other asset-backed	95,730	(671)	68,909	(1,360)	164,639	(2,031)	8.5
United States Government and agencies	—	—	2,988	(10)	2,988	(10)	—
States and political subdivisions	3,937	(60)	5,944	(477)	9,881	(537)	2.2
Total fixed maturities	$216,645	$(5,975)	$181,946	$(18,021)	$398,591	$(23,996)	100.0%

	December 31, 2018
	Less than one year		One year or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$1,035,176	$(60,299)	$207,381	$(30,634)	$1,242,557	$(90,933)	70.5%
Residential mortgage-backed	191,365	(4,482)	74,113	(2,760)	265,478	(7,242)	5.6
Commercial mortgage-backed	302,159	(9,947)	148,855	(9,443)	451,014	(19,390)	15.0
Other asset-backed	250,119	(3,397)	149,997	(1,932)	400,116	(5,329)	4.1
United States Government and agencies	—	—	6,474	(134)	6,474	(134)	0.1
States and political subdivisions	144,681	(3,885)	16,943	(2,028)	161,624	(5,913)	4.7
Total fixed maturities	$1,923,500	$(82,010)	$603,763	$(46,931)	$2,527,263	$(128,941)	100.0%

Fixed maturities in the above tables include 142 securities from 112 issuers at September 30, 2019 and 709 securities from 465 issuers at December 31, 2018.

Unrealized losses decreased during the nine months ended September 30, 2019 primarily due to lower market interest rates and tightening credit spreads. We do not consider securities to be OTTI when the market decline is attributable to factors such as interest rate movements, market volatility, liquidity, spread widening and credit quality when recovery of all amounts due under the contractual terms of the security is anticipated. Based on our intent not to sell or our belief that we will not be required to sell these securities before recovery of their amortized cost basis, we do not consider these investments to be OTTI at September 30, 2019. We will continue to monitor the investment portfolio for future changes in issuer facts and circumstances that could result in future impairments beyond those currently identified.

As described more fully in Note 1 to our consolidated financial statements included in Item 8 of our Form 10-K for the year ended December 31, 2018, we perform a regular evaluation of all investment classes for impairment in order to evaluate whether such investments are OTTI.

Credit Loss Component of Other-Than-Temporary Impairments on Fixed Maturities
	Nine months ended September 30,
	2019	2018
	(Dollars in thousands)
Balance at beginning of period	$(5,963)	$(12,392)
Reductions due to investments sold or paid down	939	3,648
Reduction for credit loss that no longer has a portion of the OTTI loss recognized in other comprehensive income	—	2,529
Balance at end of period	$(5,024)	$(6,215)

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

Realized Gains (Losses) - Recorded in Income
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Realized gains (losses) on investments
Fixed maturities:
Gross gains	$534	$25	$3,671	$1,821
Gross losses	—	(1)	(304)	(2)
Mortgage loans	—	—	2,778	—
Other	—	(1)	(4)	(19)
	534	23	6,141	1,800

Net gains (losses) recognized during the period on equity securities held at the end of the period	165	(732)	5,047	(3,415)
Net gains recognized during the period on equity securities sold during the period	(3)	—	42	—
Net gains (losses) recognized during the period on equity securities	162	(732)	5,089	(3,415)
Net realized gains (losses)	696	(709)	11,230	(1,615)

Impairment losses recognized in earnings:
Other credit-related	(50)	(50)	(919)	(1,090)
Net realized gains (losses) on investments recorded in income	$646	$(759)	$10,311	$(2,705)

Proceeds from sales of fixed maturities totaled $27.7 million during the nine months ended September 30, 2019 and $59.3 million during the nine months ended September 30, 2018.

Realized gains and losses on sales of investments are determined based on specific identification.

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

Any loan delinquent on contractual payments is considered non-performing. Mortgage loans are placed on non-accrual status if we have concerns regarding the collectability of future payments. Interest income on non-performing loans is generally recognized on a cash basis. Once mortgage loans are classified as non-accrual loans, the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan has been restructured such that the collection of interest is considered likely. At September 30, 2019 and December 31, 2018, there were no non-performing loans over 90 days past due on contractual payments. At September 30, 2019, we had not committed to provide any additional funding for mortgage loans.

Mortgage Loans by Collateral Type
	September 30, 2019		December 31, 2018
Collateral Type	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
Office	$429,094	42.8%	$454,694	43.7%
Retail	334,693	33.4	332,579	32.0
Industrial	226,164	22.5	234,453	22.5
Other	12,888	1.3	18,103	1.7
Total	$1,002,839	100.0%	$1,039,829	100.0%

Mortgage Loans by Geographic Location within the United States
	September 30, 2019		December 31, 2018
Region of the United States	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
South Atlantic	$291,569	29.1%	$301,206	29.0%
Pacific	154,689	15.4	162,824	15.7
East North Central	118,723	11.8	117,768	11.3
West North Central	110,554	11.0	126,320	12.1
Mountain	97,875	9.8	101,335	9.7
West South Central	84,714	8.5	85,919	8.3
East South Central	78,408	7.8	76,098	7.3
Middle Atlantic	33,981	3.4	34,843	3.4
New England	32,326	3.2	33,516	3.2
Total	$1,002,839	100.0%	$1,039,829	100.0%

Mortgage Loans by Loan-to-Value Ratio
	September 30, 2019		December 31, 2018
Loan-to-Value Ratio	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
0% - 50%	$409,414	40.8%	$409,089	39.3%
51% - 60%	296,641	29.6	314,038	30.2
61% - 70%	265,037	26.4	264,973	25.5
71% - 80%	31,747	3.2	37,418	3.6
81% - 90%	—	—	14,311	1.4
Total	$1,002,839	100.0%	$1,039,829	100.0%

The loan-to-value ratio is determined using the most recent appraised value. Appraisals are updated periodically when there is indication of a possible significant collateral decline or there are loan modifications or refinance requests.

Mortgage Loans by Year of Origination
	September 30, 2019		December 31, 2018
Year of Origination	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
2019	$35,060	3.5%	$—	—%
2018	134,876	13.5	137,519	13.2
2017	202,126	20.2	207,540	20.0
2016	145,612	14.5	149,437	14.4
2015	120,799	12.0	128,877	12.4
2014 & prior	364,366	36.3	416,456	40.0
Total	$1,002,839	100.0%	$1,039,829	100.0%

Impaired Mortgage Loans
	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Unpaid principal balance	$4,656	$18,622
Less:
Related allowance	(329)	(3,107)
Carrying value of impaired mortgage loans	$4,327	$15,515

Allowance on Mortgage Loans
	Nine months ended September 30,
	2019	2018
	(Dollars in thousands)
Balance at beginning of period	$3,107	$497
Recoveries	(2,778)	(151)
Balance at end of period	$329	$346

Mortgage Loan Modifications

Our commercial mortgage loan portfolio can include loans that have been modified. We assess loan modifications on a loan-by-loan basis to evaluate whether a troubled debt restructuring has occurred. Generally, the types of concessions include reduction of the contractual interest rate to a below-market rate, extension of the maturity date and/or a reduction of accrued interest. The amount, timing and extent of the concession granted is considered in determining if an impairment loss is needed for the restructuring. There were no loan modifications during the nine months ended September 30, 2019 or September 30, 2018.

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

We have reviewed the circumstances surrounding our investments in VIEs, which consist of (i) limited partnerships or limited liability companies accounted for under the equity method included in securities and indebtedness of related parties and (ii) non-guaranteed federal low income housing tax credit (LIHTC) investments included in other assets. In addition, we have reviewed the ownership interest in our VIEs and determined that we do not hold direct majority ownership or have other contractual rights (such as kick out rights) that give us effective control over these entities resulting in us having both the power to direct activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. The maximum loss exposure relative to our VIEs is limited to the carrying value and any unfunded commitments that exist for each particular VIE. We also have not provided additional support or other guarantees that were not previously contractually required (financial or otherwise) to any of the VIEs as of September 30, 2019 or December 31, 2018. Based on our analysis, none of our VIEs were required to be consolidated at September 30, 2019 or December 31, 2018.

LIHTC investments take the form of limited partnerships or limited liability companies, which in turn invest in a number of low income housing projects. We use the proportional amortization method of accounting for these investments. The proportional amortization method amortizes the cost of the investment over the period in which the investor expects to receive tax credits and other tax benefits, and the resulting amortization is recognized along with the tax benefits as a component of federal income tax expense on our consolidated statements of operations. The net benefits reflected in federal income tax expense related to LIHTC investments were $0.9 million for the third quarters of 2019 and 2018 and $2.7 million for the nine-month periods ended September 30, 2019 and September 30, 2018.

VIE Investments by Category
	September 30, 2019		December 31, 2018
	Carrying Value	Maximum Exposure to Loss	Carrying Value	Maximum Exposure to Loss
	(Dollars in thousands)
LIHTC investments	$45,715	$46,779	$54,037	$55,597
Investment companies	50,611	103,705	40,236	79,578
Real estate limited partnerships	9,208	15,688	8,945	15,673
Other	492	492	483	493
Total	$106,026	$166,664	$103,701	$151,341

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

Derivatives Instruments by Type
	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Assets
Freestanding derivatives:
Call options (reported in other investments)	$23,960	$4,745
Embedded derivatives:
Modified coinsurance (reported in reinsurance recoverable)	1,774	157
Interest-only security (reported in fixed maturities)	422	855
Total assets	$26,156	$5,757

Liabilities
Embedded derivatives:
Indexed products (reported in liability for future policy benefits)	$66,846	$40,028
Modified coinsurance (reported in other liabilities)	284	780
Total liabilities	$67,130	$40,808

Derivative Income (Loss)
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Change in fair value of free-standing derivatives:
Call options	$1,590	$6,000	$14,092	$7,039
Change in fair value of embedded derivatives:
Modified coinsurance	859	(1,210)	2,112	(2,027)
Interest-only security	(99)	(1)	17	(79)
Indexed products	(5,831)	(5,509)	(18,460)	(2,563)
Total income from derivatives	$(3,481)	$(720)	$(2,239)	$2,370

Derivative income is reported in net investment income except for the change in fair value of the embedded derivatives on our indexed products, which is reported in interest sensitive product benefits.

We are exposed to credit losses in the event of nonperformance of the derivative counterparties. This credit risk is minimized by purchasing such agreements from financial institutions with high credit ratings (currently rated A or better by nationally recognized statistical rating organizations). We have also entered into credit support agreements with the counterparties requiring them to post collateral when net exposures exceed pre-determined thresholds that vary by counterparty. The net amount of such exposure is essentially the market value less collateral held for such agreements with each counterparty. The call options are supported by securities collateral received of $20.2 million at September 30, 2019, which is held in a separate custodial account. Subject to certain constraints, we are permitted to sell or re-pledge this collateral, but do not have legal rights to the collateral; accordingly, it has not been recorded on our balance sheet. At September 30, 2019, none of the collateral had been sold or re-pledged. As of September 30, 2019, our net derivative exposure was $4.1 million.

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

Level 2 fixed maturities consist of corporate, mortgage- and asset-backed, United States Government agencies, state and political subdivisions and private placement corporate securities with observable market data, and in some circumstances recent trade activity. When quoted prices of identical assets in active markets are not available, we obtain prices from third-party pricing vendors. We have regular interaction with these vendors to ensure we understand their pricing methodologies and to confirm they are utilizing observable market information. Their methodologies vary by asset class and include inputs such as estimated cash flows, benchmark yields, reported trades, credit quality, industry events and economic events. Fixed maturities with validated prices from pricing services, which includes the majority of our public fixed maturities in all asset classes, are generally reflected in Level 2.

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

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels
	September 30, 2019
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair Value
	(Dollars in thousands)
Assets
Fixed maturities:
Corporate securities	$—	$3,762,713	$10,051	$3,772,764
Residential mortgage-backed securities	—	659,745	16,254	675,999
Commercial mortgage-backed securities	—	1,048,157	11,297	1,059,454
Other asset-backed securities	—	685,430	5,755	691,185
United States Government and agencies	5,346	9,801	—	15,147
States and political subdivisions	—	1,515,265	—	1,515,265
Total fixed maturities	5,346	7,681,111	43,357	7,729,814
Non-redeemable preferred stocks	—	67,459	7,084	74,543
Common stocks (1)	16,461	—	—	16,461
Other investments	—	23,960	—	23,960
Cash, cash equivalents and short-term investments	35,750	—	—	35,750
Reinsurance recoverable	—	1,774	—	1,774
Assets held in separate accounts	612,338	—	—	612,338
Total assets	$669,895	$7,774,304	$50,441	$8,494,640

Liabilities
Future policy benefits - indexed product embedded derivatives	$—	$—	$66,846	$66,846
Other liabilities	—	284	—	284
Total liabilities	$—	$284	$66,846	$67,130

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels
	December 31, 2018
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair Value
	(Dollars in thousands)
Assets
Fixed maturities:
Corporate securities	$—	$3,257,874	$22,011	$3,279,885
Residential mortgage-backed securities	—	606,860	—	606,860
Commercial mortgage-backed securities	—	810,626	67,940	878,566
Other asset-backed securities	—	703,969	3,601	707,570
United States Government and agencies	7,917	12,618	—	20,535
States and political subdivisions	—	1,539,629	—	1,539,629
Total fixed maturities	7,917	6,931,576	93,552	7,033,045
Non-redeemable preferred stocks	—	77,433	6,862	84,295
Common stocks (1)	5,261	—	—	5,261
Other investments	—	4,745	—	4,745
Cash, cash equivalents and short-term investments	34,748	—	—	34,748
Reinsurance recoverable	—	157	—	157
Assets held in separate accounts	561,281	—	—	561,281
Total assets	$609,207	$7,013,911	$100,414	$7,723,532

Liabilities
Future policy benefits - indexed product embedded derivatives	$—	$—	$40,028	$40,028
Other liabilities	—	780	—	780
Total liabilities	$—	$780	$40,028	$40,808

(1)
A private equity fund with a fair value estimate of $6.7 million at September 30, 2019 and $3.3 million at December 31, 2018 using net asset value per share as a practical expedient, has not been classified in the fair value hierarchy above in accordance with fair value reporting guidance. This fund invests in senior secured middle market loans and had unfunded commitments totaling $3.4 million at September 30, 2019 and $6.8 million at December 31, 2018. The investment is not currently eligible for redemption.

Level 3 Assets by Valuation Source - Recurring Basis
	September 30, 2019
	Third-party vendors	Priced internally	Fair Value
	(Dollars in thousands)
Corporate securities	$1,429	$8,622	$10,051
Residential mortgage-backed securities	16,254	—	16,254
Commercial mortgage-backed securities	11,297	—	11,297
Other asset-backed securities	4,000	1,755	5,755
Non-redeemable preferred stocks	—	7,084	7,084
Total assets	$32,980	$17,461	$50,441
Percent of total	65.4%	34.6%	100.0%

Level 3 Assets by Valuation Source - Recurring Basis
	December 31, 2018
	Third-party vendors	Priced internally	Fair Value
	(Dollars in thousands)
Corporate securities	$1,940	$20,071	$22,011
Commercial mortgage-backed securities	67,940	—	67,940
Other asset-backed securities	—	3,601	3,601
Non-redeemable preferred stocks	—	6,862	6,862
Total assets	$69,880	$30,534	$100,414
Percent of total	69.6%	30.4%	100.0%

Quantitative Information about Level 3 Fair Value Measurements - Recurring Basis
	September 30, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$10,051	Discounted cash flow	Credit spread	0.51% - 5.50% (3.70%)
Other asset-backed securities	4,000	Discounted cash flow	Credit spread	1.10% - 2.28% (1.90%)
Commercial mortgage-backed securities	11,297	Discounted cash flow	Credit spread	1.30% - 2.45% (2.15%)
Residential mortgage-backed securities	16,254	Discounted cash flow	Credit spread	1.45% - 1.85% (1.62%)
Non-redeemable preferred stocks	7,084	Discounted cash flow	Credit spread	3.39% (3.39%)
Total assets	$48,686

Liabilities
Future policy benefits - indexed product embedded derivatives	$66,846	Discounted cash flow	Credit risk Risk margin	0.40% - 1.60% (1.00%) 0.15% - 0.40% (0.25%)

	December 31, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$19,178	Discounted cash flow	Credit spread	1.23% - 7.00% (4.01%)
Commercial mortgage-backed securities	55,866	Discounted cash flow	Credit spread	1.45% - 3.55% (2.58%)
Non-redeemable preferred stocks	6,862	Discounted cash flow	Credit spread	4.36% (4.36%)
Total assets	$81,906

Liabilities
Future policy benefits - indexed product embedded derivatives	$40,028	Discounted cash flow	Credit risk Risk margin	0.55% - 1.80% (1.05%) 0.15% - 0.40% (0.25%)

The tables above exclude certain securities with the fair value based on non-binding broker quotes for which we could not reasonably obtain the quantitative unobservable inputs.

Level 3 Financial Instruments Changes in Fair Value - Recurring Basis
	September 30, 2019
				Realized and unrealized gains (losses), net
	Balance, December 31, 2018	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Transfers into Level 3	Transfers out of Level 3 (1)	Amort-ization included in net income	Balance, September 30, 2019
	(Dollars in thousands)
Assets
Corporate securities	$22,011	$6,000	$(3,172)	$—	$465	$—	$(15,230)	$(23)	$10,051
Residential mortgage-backed securities	—	18,378	—	—	—	—	(2,124)	—	16,254
Commercial mortgage-backed securities	67,940	2,984	(280)	—	571	—	(59,918)	—	11,297
Other asset-backed securities	3,601	20,710	(977)	—	(869)	—	(16,710)	—	5,755
Non-redeemable preferred stocks	6,862	—	—	—	222	—	—	—	7,084
Total assets	$100,414	$48,072	$(4,429)	$—	$389	$—	$(93,982)	$(23)	$50,441

Liabilities
Future policy benefits - indexed product embedded derivatives	$40,028	$10,956	$(4,848)	$20,710	$—	$—	$—	$—	$66,846

	September 30, 2018
				Realized and unrealized gains (losses), net
	Balance, December 31, 2017	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Transfers into Level 3	Transfers out of Level 3 (1)	Amort-ization included in net income	Balance, September 30, 2018
	(Dollars in thousands)
Assets
Corporate securities	$33,600	$—	$(8,373)	$—	$(878)	$7,082	$(8,530)	$273	$23,174
Residential mortgage-backed securities	9,124	27,818	—	—	—	—	(33,064)	—	3,878
Commercial mortgage-backed securities	85,701	36,008	(659)	—	(4,522)	—	(39,990)	(26)	76,512
Other asset-backed securities	53,480	28,855	(2,622)	—	(12)	—	(67,347)	—	12,354
Non-redeemable preferred stocks	7,407	—	—	—	(197)	—	—	—	7,210
Total assets	$189,312	$92,681	$(11,654)	$—	$(5,609)	$7,082	$(148,931)	$247	$123,128

Liabilities
Future policy benefits - indexed product embedded derivatives	$27,774	$7,920	$(3,919)	$10,242	$—	$—	$—	$—	$42,017

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

Valuation of our Financial Instruments Not Reported at Fair Value by Hierarchy Levels
	September 30, 2019
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair Value	Carrying Value
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$1,054,511	$1,054,511	$1,002,839
Policy loans	—	—	261,036	261,036	200,354
Other investments	—	—	30,883	30,883	30,166
Total assets	$—	$—	$1,346,430	$1,346,430	$1,233,359

Liabilities
Future policy benefits	$—	$—	$4,376,693	$4,376,693	$4,235,037
Supplementary contracts without life contingencies	—	—	311,505	311,505	298,499
Advance premiums and other deposits	—	—	248,999	248,999	248,999
Short-term debt	—	—	16,000	16,000	16,000
Long-term debt	—	—	83,672	83,672	97,000
Liabilities related to separate accounts	—	—	611,085	611,085	612,338
Total liabilities	$—	$—	$5,647,954	$5,647,954	$5,507,873

	December 31, 2018
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair Value	Carrying Value
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$1,045,497	$1,045,497	$1,039,829
Policy loans	—	—	237,496	237,496	197,366
Other investments	—	—	30,087	30,087	29,020
Total assets	$—	$—	$1,313,080	$1,313,080	$1,266,215

Liabilities
Future policy benefits	$—	$—	$3,981,947	$3,981,947	$4,217,904
Supplementary contracts without life contingencies	—	—	298,869	298,869	303,627
Advance premiums and other deposits	—	—	252,318	252,318	252,318
Long-term debt	—	—	65,999	65,999	97,000
Liabilities related to separate accounts	—	—	559,799	559,799	561,281
Total liabilities	$—	$—	$5,158,932	$5,158,932	$5,432,130

Level 3 Financial Instruments Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis, generally mortgage loans or real estate that have been deemed to be impaired during the reporting period. There were no mortgage loans or real estate impaired to fair value during the nine months ended September 30, 2019 or September 30, 2018.

4. Defined Benefit Plan

We participate with affiliates and an unaffiliated organization in defined benefit pension plans, including a multiemployer plan. Our share of net periodic pension cost for the plans is recorded as expense in our consolidated statements of operations.

Components of Net Periodic Pension Cost for FBL and Affiliates Combined - Multiemployer Plan
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Service cost	$1,138	$1,494	$3,412	$4,480
Interest cost	3,318	3,411	9,955	10,232
Expected return on assets	(4,707)	(5,562)	(14,121)	(16,686)
Amortization of prior service cost	—	11	—	34
Amortization of actuarial loss	2,228	3,126	6,685	9,380
Net periodic pension cost	$1,977	$2,480	$5,931	$7,440

FBL Financial Group, Inc. share of net periodic pension costs	$634	$760	$1,900	$2,280

Components of Net Periodic Pension Cost for FBL and Affiliates Combined - Other Plans
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Service cost	$117	$135	$350	$404
Interest cost	248	240	744	719
Amortization of actuarial loss	267	338	800	1,015
Net periodic pension cost	$632	$713	$1,894	$2,138

FBL Financial Group, Inc. share of net periodic pension costs	$362	$418	$1,087	$1,253

5. Credit Arrangements

Short-term debt totaling $16.0 million as of September 30, 2019 consists of two short-term advances, collateralized by fixed maturity securities, payable to Federal Home Loan Bank of Des Moines (FHLB). The advances included a $10.0 million advance on September 26, 2019 that was paid off on October 1, 2019 with a weighted average interest rate of 2.09%, and a $6.0 million advance on September 30, 2019 that was paid off on October 2, 2019 with a weighted average interest rate of 2.05%

6. Commitments and Contingencies

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
On the date of adoption, January 1, 2019, we held four long-term leases and currently hold six long-term leases, all of which relate to real estate. The net present value of future cash flows for these leases is reported within our consolidated balance sheet in other assets and other liabilities. The carrying value of these leases total $14.4 million at September 30, 2019 and $7.2 million on the date of adoption. The most significant lease is for our home office facilities, which is owned by a subsidiary of our majority owner, the Iowa Farm Bureau Federation. The carrying value of this lease increased from $6.1 million on January 1, 2019 to $13.6 million on September 30, 2019 because we have reasonable assurance of exercising the five-year renewal of the lease term due to substantial leasehold improvements underway on this property. All of our leases are based on fixed terms which expire from 2021 through 2026, but allow renewal. Two of our leases, not including the home office property, contain provisions that allow the lease cost to increase based on a stated step-up schedule or changes in the consumer price index. Our estimated incremental borrowing rate of 4.5% was used in determining the net present value of the future leases commitments.
Total lease expense was $1.4 million for the quarter and $4.1 million for the nine months ended September 30, 2019.

Future remaining minimum lease payments for the long-term leases discussed above, as of September 30, 2019, are as follows:

Lease commitments by year
September 30, 2019
(Dollars in thousands)
2019	$651
2020	2,626
2021	2,628
2022	2,462
2023	2,297
Thereafter	6,641
Total minimum lease payments	17,305
Less: Interest	(2,893)
Present value of lease liabilities	$14,412

Commitments for Partnership Investments and Private Corporate Bond Investments

At September 30, 2019, we have unfunded investment commitments to limited partnerships and limited liability companies of $60.6 million and privately placed corporate securities commitments of $11.0 million.

7. Stockholders’ Equity

Share Repurchases

We periodically repurchase our Class A common stock under programs approved by our Board of Directors. These repurchase programs authorize us to make repurchases in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. Under these programs, we repurchased 66,475 shares for $4.6 million during the nine months ended September 30, 2019 and 129,011 shares for $8.8 million during the nine months ended September 30, 2018. Completion of the current program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice. At September 30, 2019, $36.3 million remains available for repurchase under the active repurchase program.

Dividends
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Class A and B common stock:
Cash dividends per common share	$0.48	$0.46	$1.44	$1.38
Special cash dividend per common share	—	—	1.50	1.50
Total common stock dividends per share	$0.48	$0.46	$2.94	$2.88

Series B preferred stock dividends per share	$0.0075	$0.0075	$0.0225	$0.0225

Special cash dividends paid to our Class A and Class B common shareholders totaled $37.0 million for the nine months ended September 30, 2019 and $37.3 million for the nine months ended September 30, 2018.

Reconciliation of Outstanding Common Stock
	Class A		Class B		Total
	Shares	Dollars	Shares	Dollars	Shares	Dollars
	(Dollars in thousands)
Outstanding at January 1, 2018	24,919,113	$153,589	11,413	$72	24,930,526	$153,661
Stock-based compensation	16,694	366	—	—	16,694	366
Purchase of common stock	(129,011)	(795)	—	—	(129,011)	(795)
Outstanding at September 30, 2018	24,806,796	$153,160	11,413	$72	24,818,209	$153,232

Outstanding at January 1, 2019	24,707,402	$152,652	11,413	$72	24,718,815	$152,724
Stock-based compensation	9,968	324	—	—	9,968	324
Purchase of common stock	(66,475)	(410)	—	—	(66,475)	(410)
Outstanding at September 30, 2019	24,650,895	$152,566	11,413	$72	24,662,308	$152,638

Accumulated Other Comprehensive Income, Net of Tax and Other Offsets
	Unrealized Net Investment Gains (Losses) on Available-for-Sale Securities (1)	Accumulated Non-Credit Impairment Losses (1)	Underfunded Status of Postretirement Benefit Plans	Total
	(Dollars in thousands)
Balance at January 1, 2018	$295,169	$537	$(10,723)	$284,983
Cumulative effect of change in accounting principle related to net unrealized gains on equity securities (2)	(5,480)	—	—	(5,480)
Other comprehensive income (loss) before reclassifications	(192,832)	2,932	—	(189,900)
Reclassification adjustments	(1,439)	—	797	(642)
Balance at September 30, 2018	$95,418	$3,469	$(9,926)	$88,961

Balance at January 1, 2019	$96,921	$3,133	$(8,736)	$91,318
Other comprehensive income (loss) before reclassifications	317,677	(972)	—	316,705
Reclassification adjustments	(2,477)	—	629	(1,848)
Balance at September 30, 2019	$412,121	$2,161	$(8,107)	$406,175

(1)
Includes the impact of taxes, deferred acquisition costs, value of insurance in force acquired, unearned revenue reserves and policyholder liabilities. See Note 2 to our consolidated financial statements for further information.

(2)	See Note 1 to our consolidated financial statements for further discussion on this one-time adjustment related to an accounting change.

Accumulated Other Comprehensive Income Reclassification Adjustments
	Nine months ended September 30, 2019
	Unrealized Net Investment Gains (Losses) on Available-for-Sale Securities (1)	Accumulated Non-Credit Impairment Losses (1)	Underfunded Status of Postretirement Benefit Plans	Total
	(Dollars in thousands)
Realized capital gains on sales of fixed maturities	$(3,367)	$—	$—	$(3,367)
Adjustments for assumed changes in deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	232	—	—	232
Other expenses - change in unrecognized postretirement items:
Net actuarial loss	—	—	797	797
Reclassifications before income taxes	(3,135)	—	797	(2,338)
Income taxes	658	—	(168)	490
Reclassification adjustments	$(2,477)	$—	$629	$(1,848)

Accumulated Other Comprehensive Income Reclassification Adjustments
	Nine months ended September 30, 2018
	Unrealized Net Investment Gains (Losses) on Available-for-Sale Securities (1)	Accumulated Non-Credit Impairment Losses (1)	Underfunded Status of Postretirement Benefit Plans	Total
	(Dollars in thousands)
Realized capital gains on sales of fixed maturities	$(1,819)	$—	$—	$(1,819)
Adjustments for assumed changes in deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	(3)	—	—	(3)
Other expenses - change in unrecognized postretirement items:
Net actuarial loss	—	—	1,009	1,009
Reclassifications before income taxes	(1,822)	—	1,009	(813)
Income taxes	383	—	(212)	171
Reclassification adjustments	$(1,439)	$—	$797	$(642)

(1)	See Note 2 to our consolidated financial statements for further information.

8. Earnings per Share

Computation of Earnings per Common Share

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)
Numerator:
Net income attributable to FBL Financial Group, Inc.	$25,129	$31,010	$91,470	$87,378
Less: Dividends on Series B preferred stock	37	37	112	112
Income available to common stockholders	$25,092	$30,973	$91,358	$87,266

Denominator:
Weighted average shares - basic	24,758,639	24,918,725	24,760,311	24,946,752
Effect of dilutive securities - stock-based compensation	10,035	11,076	10,773	13,317
Weighted average shares - diluted	24,768,674	24,929,801	24,771,084	24,960,069

Earnings per common share	$1.01	$1.24	$3.69	$3.50
Earnings per common share - assuming dilution	$1.01	$1.24	$3.69	$3.50

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
Pre-tax adjusted operating income consists of pre-tax net income adjusted to exclude realized gains and losses on investments and the change in fair value of derivatives and equity securities, which can fluctuate greatly from period to period. These fluctuations make it difficult to analyze core operating trends. In addition, for derivatives not designated as hedges, there is a mismatch between the valuation of the asset and liability when deriving net income (loss). Specifically, call options relating to our indexed annuity business are one-year assets while the embedded derivatives in the indexed contracts represent the rights of the contract holder to receive index credits over the entire period the indexed products are expected to be in force. Adjustments to pre-tax net income are net of amortization of unearned revenue reserves, deferred acquisition costs and value of insurance in force acquired, as well as changes in interest sensitive product reserves. While not applicable for the periods reported herein, in determining pre-tax adjusted operating income we will also remove the impact of: settlements or judgments arising from lawsuits, net of any recoveries from third parties; the cumulative effect of changes in accounting principles and discontinued operations.
Segment results are reported net of inter-segment transactions.

Financial Information Concerning our Operating Segments

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Pre-tax adjusted operating income:
Annuity	$8,121	$18,179	$38,420	$50,759
Life Insurance	14,032	11,958	42,363	39,236
Corporate and Other	4,939	7,999	13,853	16,966
Total pre-tax adjusted operating income	27,092	38,136	94,636	106,961

Adjustments to pre-tax adjusted operating income:
Net realized gains/losses on investments (1)	557	(764)	10,075	(2,700)
Change in fair value of derivatives (1)	(666)	(1,109)	832	(1,507)
Pre-tax net income attributable to FBL Financial Group, Inc.	26,983	36,263	105,543	102,754
Income tax expense	(1,642)	(4,818)	(13,429)	(14,462)
Tax on equity income	(212)	(435)	(644)	(914)
Net income attributable to FBL Financial Group, Inc.	$25,129	$31,010	$91,470	$87,378

Adjusted operating revenues:
Annuity	$51,241	$55,424	$158,186	$169,274
Life Insurance	104,595	106,546	322,791	323,854
Corporate and Other	23,233	22,779	69,915	70,759
	179,069	184,749	550,892	563,887
Net realized gains/losses on investments (1)	647	(758)	10,313	(2,885)
Change in fair value of derivatives (1)	4,942	4,120	19,915	(12)
Consolidated revenues	$184,658	$188,111	$581,120	$560,990

(1)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred acquisition costs, value of insurance in force acquired and interest sensitive policy reserves attributable to these items.

Interest expense is attributable to the Corporate and Other segment. Expenditures for long-lived assets were not significant during the periods presented above. Goodwill at September 30, 2019 and December 31, 2018 was allocated among the segments as follows: Annuity ($3.9 million) and Life Insurance ($6.1 million).

Equity income related to securities and indebtedness of related parties is attributable to the Life Insurance and Corporate and Other segments. The following chart provides the related equity income by segment.

Equity Income by Operating Segment
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Pre-tax equity income:
Life Insurance	$821	$860	$2,199	$2,847
Corporate and Other	190	1,217	868	1,508
	1,011	2,077	3,067	4,355

Income taxes	(212)	(435)	(644)	(914)
Equity income, net of related income taxes	$799	$1,642	$2,423	$3,441

Premiums collected, which is not a measure used in financial statements prepared according to GAAP, includes premiums received on life insurance policies and deposits on annuities and universal life-type products. Premiums collected is a common life insurance industry measure of agent productivity. Net premiums collected totaled $142.1 million for the quarter ended September 30, 2019 and $141.7 million for the same period in 2018. Net premiums collected totaled $455.1 million for the nine months ended September 30, 2019 and $482.7 million for the same period in 2018.

Under GAAP, premiums on whole life and term life policies are recognized as revenues over the premium-paying period and reported in the Life Insurance segment. The following chart provides a reconciliation of life insurance premiums collected to those reported in the GAAP financial statements.

Reconciliation of Traditional Life Insurance Premiums, Net of Reinsurance

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Traditional and universal life insurance premiums collected	$75,043	$73,867	$232,442	$228,030
Premiums collected on interest sensitive products	(27,488)	(25,507)	(85,384)	(79,938)
Traditional life insurance premiums collected	47,555	48,360	147,058	148,092
Change in due premiums and other	(573)	(236)	303	620
Traditional life insurance premiums as included in the Consolidated Statements of Operations	$46,982	$48,124	$147,361	$148,712

There is no comparable GAAP financial measure for premiums collected on annuities and universal life-type products. GAAP revenues for those interest sensitive and variable products consist of various policy charges and fees assessed on those contracts, as summarized in the chart below.

Interest Sensitive Product Charges by Segment
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Annuity
Rider and other product charges	$1,248	$941	$3,881	$2,727
Surrender charges	360	339	1,066	972
Total	1,608	1,280	4,947	3,699

Life Insurance
Administration charges	4,570	4,100	14,163	12,340
Cost of insurance charges	13,415	13,160	38,861	38,378
Surrender charges	698	497	2,037	1,746
Amortization of policy initiation fees	480	1,119	2,725	3,550
Total	19,163	18,876	57,786	56,014

Corporate and Other
Administration charges	1,118	1,185	3,586	3,826
Cost of insurance charges	6,952	7,698	21,338	22,033
Surrender charges	17	15	78	58
Separate account charges	2,115	2,155	6,067	6,465
Amortization of policy initiation fees	206	(559)	458	235
Total	10,408	10,494	31,527	32,617

Impact of net realized gains/losses on investments and change in fair value of derivatives on amortization of unearned revenue reserves	(44)	511	675	(165)
Interest sensitive product charges as included in the Consolidated Statements of Operations	$31,135	$31,161	$94,935	$92,165

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes a summary of FBL Financial Group, Inc.’s consolidated results of operations, financial condition and where appropriate, factors that management believes may affect future performance. Unless noted otherwise, all references to FBL Financial Group, Inc. (we or the Company) include all of its direct and indirect subsidiaries, including insurance subsidiaries Farm Bureau Life Insurance Company (Farm Bureau Life) and Greenfields Life Insurance Company (Greenfields Life). Please read this discussion in conjunction with the accompanying consolidated financial statements and related notes. In addition, we encourage you to refer to our Form 10-K for the year ended December 31, 2018 for a complete description of our significant accounting policies and estimates. Familiarity with this information is important in understanding our financial position and results of operations.

This Form 10-Q includes statements relating to anticipated financial performance, business prospects, new products and similar matters. These statements and others, which include words such as “expect,” “anticipate,” “believe,” “intend” and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. A variety of factors could cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. See Part 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2018 for additional information on the risks and uncertainties that may affect the operations, performance, development and results of our business.

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

We analyze operations by reviewing financial information regarding our primary products that are aggregated in Annuity and Life Insurance product segments. In addition, our Corporate and Other segment includes various support operations, corporate capital and other product lines that are not currently underwritten by the Company. We analyze our segment results based on pre-tax adjusted operating income, which excludes the impact of certain items that are included in pre-tax net income. Pre-tax adjusted operating income is a basis allowed for segment reporting under U.S. generally accounting principles (GAAP). We also analyze operations using adjusted operating income on a post-tax basis, which excludes the initial impact from changes in tax laws. Adjusted operating income on a post-tax basis is not a measure used in financial statements prepared in accordance with GAAP, but is a common life insurance industry measure of performance. We have included a reconciliation to the comparable GAAP measure herein. See Note 9 to our consolidated financial statements for further information regarding how we define our segments and pre-tax adjusted operating income.

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

Economic and other environmental factors that may impact our business include, but are not limited to, the following:

•	The U.S. 10-year Treasury yield decreased during 2019 to 1.68% at September 30, 2019 from 2.69% at December 31, 2018.

•	Gross Domestic Product increased at an annual rate of 1.9% during the third quarter of 2019 based on recent estimates.

•	U.S. unemployment was estimated to be 3.5% at the end of the third quarter of 2019.

•
U.S. net farm income is forecast to increase 4.8% in 2019 and farm real estate value is estimated to increase 1.9% during 2019 according to recent U.S. Department of Agriculture estimates. It is uncertain how or if the new tariffs will impact these estimates.

•	The long-term impact of the enactment of the Tax Cuts and Jobs Act of 2017 on the general U.S. economy, business initiatives and consumer demand for our insurance products.

•	The Securities and Exchange Commission recently adopted regulations impacting certain securities products and services. See Part II, Item 1A for further information.

The interest rate environment continues to impact our investment yields as well as the interest we credit on our interest sensitive products. The 10-year U.S. Treasury yield trended lower in the third quarter and finished at 1.68%, 101 basis points lower than year-end 2018. We experienced an increase in the fair value of our fixed maturity security portfolio during the third quarter of 2019 primarily due to a decrease in market yields. Average corporate credit spreads tightened during the third quarter of 2019 by approximately 4 basis points as yields remain historically low. Low crediting rates pose challenges to maintaining attractive annuity and universal life products, although our rates are comparable to other insurance companies, allowing us to maintain our competitive position within the market. See the segment discussion and “Financial Condition” section that follows for additional information regarding the impact of low market interest rates on our business.

Results of Operations for the Periods Ended September 30, 2019 and 2018

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
	(Dollars in thousands, except per share data)
Net income attributable to FBL Financial Group, Inc.	$25,129	$31,010	(19)%	$91,470	$87,378	5%
Net income adjustments:
Initial impact of the Tax Act (1)	—	(617)	N/A	—	(617)	N/A
Net realized gains/losses on investments (2)	(440)	603	(173)%	(7,960)	2,132	(473)%
Change in fair value of derivatives (2)	526	876	(40)%	(657)	1,191	(155)%
Adjusted operating income (3)	$25,215	$31,872	(21)%	$82,853	$90,084	(8)%

Pre-tax adjusted operating income:
Annuity segment	$8,121	$18,179	(55)%	$38,420	$50,759	(24)%
Life Insurance segment	14,032	11,958	17%	42,363	39,236	8%
Corporate and Other segment	4,939	7,999	(38)%	13,853	16,966	(18)%
Total pre-tax adjusted operating income	27,092	38,136	(29)%	94,636	106,961	(12)%
Income taxes on adjusted operating income	(1,877)	(6,264)	(70)%	(11,783)	(16,877)	(30)%
Adjusted operating income (3)	$25,215	$31,872	(21)%	$82,853	$90,084	(8)%

Earnings per common share - assuming dilution	$1.01	$1.24	(19)%	$3.69	$3.50	5%
Adjusted operating income per common share - assuming dilution (3)	1.02	1.28	(20)%	3.34	3.60	(7)%
Effective tax rate on adjusted operating income	7%	16%		12%	16%
Average invested assets, at amortized cost (4)				$8,323,273	$8,252,013	1%
Annualized yield on average invested assets (4)				4.97%	5.16%
Impact on adjusted operating income of unlocking deferred acquisition costs, deferred sales inducements, unearned revenue reserve and interest sensitive product reserves, net of tax	$(2,109)	$(227)	829%	$(2,109)	$(227)	829%

(1)
Amount represents a change in our deferred tax assets and liabilities due to the initial impact of the enactment of the Tax Cuts and Jobs Act of 2017 (Tax Act). See Note 5 to our consolidated financial statements in our Form 10-K for the year ended December 31, 2018 for additional information on the Tax Act.

(2)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred acquisition costs and value of insurance in force acquired, as well as changes in interest sensitive product reserves and income taxes attributable to these items.

(3)	Adjusted operating income is a non-GAAP measure of earnings, see the Overview section above for additional information.

(4)	Average invested assets and annualized yield, including investments held as securities and indebtedness of related parties.

Net income and adjusted operating income decreased in the third quarter of 2019, compared to the prior year period, primarily due to less spread income earned from lower yields on invested assets, the impact of unlocking actuarial assumptions and increased expenses, partially offset by lower income taxes due to the execution of a non-recurring tax planning strategy. Net income in the third quarter of 2019, compared to the prior year period, benefitted from an increase in net realized gains on investments. Net income and adjusted operating income for the nine month period, compared to the prior year period, were negatively impacted by less spread income earned from lower yields on invested assets, less other investment-related income, increased expenses and the impact of unlocking actuarial assumptions, partially offset by a decrease in the amortization of deferred acquisition costs from the impact of market performance variable business and less income taxes due to the execution of a non-recurring tax planning strategy. Net income increased in the nine months ended September 30, 2019, compared to the prior year period, primarily due to net realized gains from investments and changes in the fair value of derivatives. See the discussion that follows for details regarding pre-tax adjusted operating income by segment.

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

Annuity Segment
	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
	(Dollars in thousands)
Adjusted operating revenues:
Interest sensitive product charges	$1,608	$1,280	26%	$4,947	$3,699	34%
Net investment income	49,633	54,144	(8)%	153,239	165,575	(7)%
Total adjusted operating revenues	51,241	55,424	(8)%	158,186	169,274	(7)%

Adjusted operating benefits and expenses:
Interest sensitive product benefits	28,585	29,037	(2)%	87,105	91,716	(5)%
Underwriting, acquisition and insurance expenses:
Commissions net of deferrals	405	374	8%	1,401	1,396	—%
Amortization of deferred acquisition costs	8,015	2,319	246%	13,611	8,454	61%
Amortization of value of insurance in force	164	165	(1)%	490	509	(4)%
Other underwriting expenses	5,951	5,350	11%	17,159	16,440	4%
Total underwriting, acquisition and insurance expenses	14,535	8,208	77%	32,661	26,799	22%
Total adjusted operating benefits and expenses	43,120	37,245	16%	119,766	118,515	1%
Pre-tax adjusted operating income	$8,121	$18,179	(55)%	$38,420	$50,759	(24)%

Annuity Segment - continued
	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
	(Dollars in thousands)			(Dollars in thousands)
Other data
Annuity premiums collected, direct (1)	$56,076	$56,333	—%	$185,234	$214,981	(14)%
Policy liabilities and accruals, end of period				4,392,884	4,441,277	(1)%
Average invested assets, at amortized cost				4,489,981	4,533,009	(1)%
Other investment-related income included in net investment income (2)	699	854	(18)%	2,245	4,744	(53)%
Average individual annuity account value				3,173,145	3,124,364	2%

Earned spread on individual annuity products:
Weighted average yield on cash and invested assets				4.72%	4.91%
Weighted average crediting rate				2.57%	2.50%
Spread				2.15%	2.41%

Individual annuity withdrawal rate				5.7%	5.3%

(1)	Premiums collected is a non-GAAP measure of sales production, see Note 9 to our consolidated financial statements for additional information.

(2)	Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our payment speed assumptions.

Pre-tax adjusted operating income for the Annuity segment decreased in the third quarter of 2019 and the nine months ended September 30, 2019, compared to the prior year periods, primarily due to the impact of unlocking actuarial assumptions and reduced spread income earned primarily from lower yields on invested assets. The nine-month period, compared to the prior year period, was also impacted by lower other investment-related income.

The average aggregate account value for individual annuity contracts in force increased in the nine months ended September 30, 2019, compared to the prior year period, due to continued sales and the crediting of interest. Premiums collected were lower in the third quarter of 2019 and the nine months ended September 30, 2019, compared to the prior year periods, due to decreased sales of fixed rate deferred annuity products. Premiums collected for the nine-month period were also lower, compared to the prior period, due to decreased sales of indexed annuity products. Individual fixed rate deferred annuity collected premiums were $25.0 million in the third quarter of 2019 and $94.7 million in the nine months ended September 30, 2019, compared to $26.0 million in the third quarter of 2018 and $103.4 million in the nine months ended September 30, 2018. Indexed annuity collected premiums were $30.3 million in the third quarter of 2019 and $87.0 million in the nine months ended September 30, 2019, compared to $29.2 million in the third quarter of 2018 and $104.3 million in the nine months ended September 30, 2018. Outstanding funding agreements with FHLB totaled $448.8 million at September 30, 2019 and $457.5 million at September 30, 2018.

Interest sensitive product charges increased for the quarter and nine-month periods ending September 30, 2019, compared to the prior year periods, primarily due to growth in our indexed annuity business in force resulting from the introduction of a flexible premium indexed annuity product in the third quarter of 2017.

Amortization of deferred acquisition costs increased during the third quarter of 2019 and nine months ended September 30, 2019, compared to the prior year periods, due to unlocking actuarial assumptions and changes in actual and expected spreads earned on the underlying business. Unlocking generally reflects changes in our projected earned spreads, policy lapses and mortality assumptions. The impact of unlocking on pre-tax operating income for the quarter and nine months ended September 30, 2019 and 2018 was as follows:

Impact of Unlocking on Pre-tax Adjusted Operating Income

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Amortization of deferred sales inducements reported in interest sensitive product benefits	$(195)	$13	$(195)	$13
Amortization of deferred acquisition costs	(4,668)	236	(4,668)	236
Increase (decrease) to pre-tax adjusted operating income	$(4,863)	$249	$(4,863)	$249

Additional expenses associated with system enhancements contributed to increases in other underwriting expense in the quarter and nine months ended September 30, 2019, compared to the prior year periods

The weighted average yield on cash and invested assets for individual annuities decreased in the nine months ended September 30, 2019, compared to the prior year period, primarily due to less other investment-related income and lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, compared with the average existing portfolio yield. See the “Financial Condition” section for additional information regarding the yields obtained on investment acquisitions. Weighted average crediting rates on our individual annuity products increased due to increased amortization on our call options supporting our indexed annuity products.

Life Insurance Segment
	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
	(Dollars in thousands)
Adjusted operating revenues:
Interest sensitive product charges and other income	$19,032	$18,768	1%	$57,404	$55,474	3%
Traditional life insurance premiums	46,982	48,124	(2)%	147,361	148,712	(1)%
Net investment income	38,581	39,654	(3)%	118,026	119,668	(1)%
Total adjusted operating revenues	104,595	106,546	(2)%	322,791	323,854	—%

Adjusted operating benefits and expenses:
Interest sensitive product benefits:
Interest and index credits	8,326	8,697	(4)%	25,395	26,183	(3)%
Death benefits and other	17,198	18,475	(7)%	45,556	48,425	(6)%
Total interest sensitive product benefits	25,524	27,172	(6)%	70,951	74,608	(5)%
Traditional life insurance benefits:
Death benefits	25,233	21,888	15%	70,226	64,920	8%
Surrender and other benefits	9,435	8,110	16%	29,250	28,646	2%
Increase in traditional life future policy benefits	8,206	14,170	(42)%	32,031	39,770	(19)%
Total traditional life insurance benefits	42,874	44,168	(3)%	131,507	133,336	(1)%
Distributions to participating policyholders	2,441	2,480	(2)%	7,539	7,591	(1)%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	4,487	4,200	7%	14,305	13,838	3%
Amortization of deferred acquisition costs	(592)	2,148	(128)%	8,551	11,082	(23)%
Amortization of value of insurance in force	372	373	—%	1,116	1,119	—%
Other underwriting expenses	16,278	14,907	9%	48,658	45,891	6%
Total underwriting, acquisition and insurance expenses	20,545	21,628	(5)%	72,630	71,930	1%
Total adjusted operating benefits and expenses	91,384	95,448	(4)%	282,627	287,465	(2)%
	13,211	11,098	19%	40,164	36,389	10%
Equity income, before tax	821	860	(5)%	2,199	2,847	(23)%
Pre-tax adjusted operating income	$14,032	$11,958	17%	$42,363	$39,236	8%

Life Insurance Segment - continued
	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
	(Dollars in thousands)
Other data
Life premiums collected, net of reinsurance (1)	$75,043	$73,867	2%	$232,442	$228,030	2%
Policy liabilities and accruals, end of period				3,057,183	2,975,533	3%
Life insurance in force, end of period				61,025,460	59,373,168	3%
Average invested assets, at amortized cost (2)				3,132,734	3,016,565	4%
Other investment-related income included in net investment income (3)	70	353	(80)%	1,353	2,225	(39)%
Average interest sensitive life account value				874,574	850,390	3%

Interest sensitive life insurance spread:
Weighted average yield on cash and invested assets (2)				5.25%	5.36%
Weighted average crediting rate				3.77%	3.63%
Spread				1.48%	1.73%

Life insurance lapse and surrender rates				4.6%	4.5%
Death benefits, net of reinsurance and reserves released	$25,846	$24,050	7%	$72,385	$72,913	(1)%

(1)	Premiums collected is a non-GAAP measure of sales production, see Note 9 to our consolidated financial statements for additional information.

(2)	Average invested assets and weighted average yield including investments held as securities and indebtedness of related parties.

(3)	Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our payment speed assumptions.

Pre-tax adjusted operating income for the Life Insurance segment increased in the third quarter of 2019 and the nine months ended September 30, 2019, compared to the prior year periods, primarily due to the impact of an increase in the volume of business in force and the impact of unlocking actuarial assumptions, partially offset by increases in expenses. The three-month period, compared to the prior year period, was also impacted by an increase in death benefits, net of reinsurance and reserves released.

Amortization of deferred acquisition costs decreased during the third quarter of 2019 and the nine months ended September 30, 2019, compared to the prior year periods, due to unlocking actuarial assumptions and changes in actual and expected profits on the underlying business. Reserves held on certain interest sensitive products were also impacted by unlocking. Unlocking generally reflects changes in our projected earned spreads, policy lapses, premium persistency and mortality assumptions. The impact of unlocking on pre-tax operating income for the quarter and nine months ended September 30, 2019 and 2018 was as follows:

Impact of Unlocking on Pre-tax Adjusted Operating Income

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Amortization of unearned revenue reserve reported in interest sensitive product charges and other income	$(386)	$420	$(386)	$420
Amortization of deferred sales inducements reported in interest sensitive product benefits	45	(209)	45	(209)
Amortization of deferred sales inducements reported in traditional life insurance benefits	69	65	69	65
Amortization of deferred acquisition costs	3,728	2,152	3,728	2,152
Changes in reserves reported in interest sensitive product benefits	(1,062)	(4,755)	(1,062)	(4,755)
Increase (decrease) to pre-tax adjusted operating income	$2,394	$(2,327)	$2,394	$(2,327)

Death benefits, net of reinsurance and reserves released, increased in the third quarter of 2019, compared to the prior year period, primarily due to an increase in the number of claims. The decrease in death benefits, net of reinsurance and reserves released, in the nine-month period, compared to the prior year period, was due to a decrease in the number of claims.

Additional expenses associated with system enhancements contributed to increases in other underwriting expense in the quarter and nine months ended September 30, 2019, compared to the prior year periods.

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

The weighted average yield on cash and invested assets for interest sensitive life insurance products decreased in the nine months ended September 30, 2019, compared to the prior year period, due to lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, partially offset by an increase in other investment-related income. See the “Financial Condition” section for additional information regarding the yields obtained on investment acquisitions. Weighted average crediting rates on our interest sensitive life insurance products increased due to increased amortization on our call options supporting our indexed universal life product.

Corporate and Other Segment
	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
	(Dollars in thousands)
Adjusted operating revenues:
Interest sensitive product charges	$10,408	$10,494	(1)%	$31,527	$32,617	(3)%
Net investment income	8,277	8,349	(1)%	25,505	25,537	—%
Other income	4,548	3,936	16%	12,883	12,605	2%
Total adjusted operating revenues	23,233	22,779	2%	69,915	70,759	(1)%

Adjusted operating benefits and expenses:
Interest sensitive product benefits	7,642	8,465	(10)%	26,865	25,521	5%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	720	684	5%	2,170	2,031	7%
Amortization of deferred acquisition costs	1,854	(1,148)	(261)%	1,792	3,240	(45)%
Other underwriting expenses	1,244	1,698	(27)%	3,810	4,606	(17)%
Total underwriting, acquisition and insurance expenses	3,818	1,234	209%	7,772	9,877	(21)%
Interest expense	1,213	1,212	—%	3,637	3,638	—%
Other expenses	5,764	5,061	14%	18,649	16,281	15%
Total adjusted operating benefits and expenses	18,437	15,972	15%	56,923	55,317	3%
	4,796	6,807	(30)%	12,992	15,442	(16)%
Net (income) loss attributable to noncontrolling interest	(47)	(25)	88%	(7)	16	(144)%
Equity income, before tax	190	1,217	(84)%	868	1,508	(42)%
Pre-tax adjusted operating income	$4,939	$7,999	(38)%	$13,853	$16,966	(18)%

Other data
Average invested assets, at amortized cost (1)				$700,558	$702,439	—%
Other investment-related income included in net investment income (2)	$116	$101	15%	604	387	56%
Average interest sensitive life account value				362,565	361,598	—%
Death benefits, net of reinsurance and reserves released	4,261	5,290	(19)%	16,783	15,550	8%
Estimated impact on pre-tax adjusted operating income from separate account performance on amortization of deferred acquisition costs, deferred sales inducements and unearned revenue reserve	(200)	300	(167)%	2,600	(815)	(419)%

(1)	Average invested assets including investments held as securities and indebtedness of related parties.

(2)	Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our payment speed assumptions.

Pre-tax adjusted operating income decreased for the Corporate and Other segment in the third quarter of 2019, compared to the prior year period, primarily due to the impact of unlocking actuarial assumptions and a decrease in equity income, partially offset by a decrease in death benefits. Pre-tax adjusted operating income decreased in the nine months ended September 30, 2019, compared to the prior year period, primarily due to the impact of unlocking actuarial assumptions, increases in expenses and death benefits and a decrease in interest sensitive product charges, partially offset by a decrease in amortization of deferred acquisition costs resulting from the impact of favorable market performance on our variable business.

Death benefits, net of reinsurance and reserves released, decreased in the third quarter of 2019, compared to the prior year period, due to reduced average claim amounts, net of reinsurance and reserves released. For the nine months ended September 30, 2019, compared to the prior year period, death benefits, net of reinsurance and reserves released, increased primarily due to an increase in the number of claims.

Amortization of deferred acquisition costs changed during the third quarter of 2019 and the nine months ended September 30, 2019, compared to the prior year periods, due to the impact of unlocking actuarial assumptions and market performance on our variable business. Unlocking generally reflects changes in projected earned spreads, separate account performance, premium persistency and withdrawal and mortality assumptions. The impact of unlocking on pre-tax operating income for the quarter and nine months ended September 30, 2019 and 2018 was as follows:

Impact of Unlocking on Pre-tax Adjusted Operating Income

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Amortization of unearned revenue reserve reported in interest sensitive product charges	$(94)	$(667)	$(94)	$(667)
Amortization of deferred sales inducements reported in interest sensitive product benefits	26	76	26	76
Amortization of deferred acquisition costs	(135)	2,382	(135)	2,382
Changes in reserves reported in interest sensitive products benefits	2	—	2	—
Increase (decrease) to pre-tax adjusted operating income	$(201)	$1,791	$(201)	$1,791

Other income and other expenses include fees and expenses from sales of brokered products and operating results of our non-insurance subsidiaries, which include management, advisory, marketing and distribution services and leasing activities. Other income and other expenses increased in the third quarter of 2019 and nine months ended September 30, 2019, compared to the prior year periods, primarily due to expanding our wealth management business. The expansion of our wealth management business has increased administrative costs along with the costs of implementing a new delivery platform to allow for additional product offerings and an enhanced customer experience. Revenues associated with our wealth management expansion have increased modestly as we continue to be in the initial stages of developing this business, increasing $0.5 million during the quarter compared to the third quarter of 2018 and increasing $1.1 million year to date compared to the nine months ended September 30, 2018.  Expenses, including commissions, associated with our wealth management expansion have increased $0.9 million during the quarter compared to the third quarter of 2018 and $2.6 million year to date compared to the nine months ended September 30, 2018.

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

Equity income, net of related taxes, for the third quarter of 2019 was $0.8 million compared with $1.6 million for the third quarter of 2018, and $2.4 million for the nine months ended September 30, 2019 compared with $3.4 million for the nine months ended September 30, 2018. See Note 2 to our consolidated financial statements for further information.

Income Taxes on Adjusted Operating Income

The effective tax rate on adjusted operating income was 6.9% for the third quarter of 2019 and 12.5% for the nine months ended September 30, 2019, compared with 16.4% for the third quarter of 2018 and 15.8% for the nine months ended September 30, 2018. The effective tax rates differ from the federal statutory rate of 21% primarily due to the impact of LIHTC investments and tax-exempt investment income. In addition, the effective rates for 2019 decreased from 2018 due to non-recurring tax benefits of $2.5 million resulting from the execution of a tax planning strategy in the third quarter.

Components of income taxes
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Income tax expense	$(1,642)	$(4,818)	$(13,429)	$(14,462)
Tax on equity income	(212)	(435)	(644)	(914)
Impact of change in federal tax rate	—	(617)	—	(617)
Income tax offset on net income adjustments	(23)	(394)	2,290	(884)
Income taxes on adjusted operating income	$(1,877)	$(6,264)	$(11,783)	$(16,877)

Income taxes on adjusted operating income before benefits of LIHTC investments	$(2,727)	$(7,148)	$(14,437)	$(19,614)
Amounts related to LIHTC investments	850	884	2,654	2,737
Income taxes on adjusted operating income	$(1,877)	$(6,264)	$(11,783)	$(16,877)

Impact of Adjustments to Net Income Attributable to FBL

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Initial impact of the Tax Act (1)	$—	$617	$—	$617
Realized gains (losses) on investments and change in fair value of equity securities and derivatives	(198)	(2,658)	11,092	(5,296)
Offsets: (2)
Change in amortization	(343)	725	(647)	837
Reserve change on interest sensitive products	432	60	462	252
Income tax	23	394	(2,290)	884
Net impact of adjustments to net income	$(86)	$(862)	$8,617	$(2,706)
Net impact per common share - basic and assuming dilution	$(0.01)	$(0.04)	$0.35	$(0.10)

(1)
Amount represents a change in our deferred tax assets and liabilities due to the initial impact of the enactment of the Tax Act. See Note 5 to our consolidated financial statements in our Form 10-K for the year ended December 31, 2018 for additional information on the Tax Act.

(2)
The items excluded from adjusted operating income impact the amortization of deferred acquisition costs, value of business acquired and unearned revenue reserve. Certain interest sensitive reserves as well as income taxes are also impacted.

Realized Gains (Losses) on Investments
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Realized gains (losses) on investments:
Realized gains	$534	$25	$6,524	$1,821
Realized losses	(3)	(2)	(341)	(21)
Change in unrealized gains/losses on equity securities	165	(732)	5,047	(3,415)
Total other-than-temporary impairment charges	(50)	(50)	(919)	(1,040)
Net realized investment gains (losses)	$646	$(759)	$10,311	$(2,705)

The level of realized gains (losses) is subject to fluctuation from period to period due to movements in credit spreads and prevailing interest rates, changes in the economic environment, the timing of the sales of the investments generating the realized gains and losses, as well as the timing of other than temporary impairment charges, recovery of allowances and unrealized gains and losses on equity securities. See “Financial Condition - Investments” and Note 2 to our consolidated financial statements for details regarding our unrealized gains and losses on available-for-sale securities at September 30, 2019 and December 31, 2018.

Investment Credit Impairment Losses Recognized in Net Income
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Corporate securities:
Financial	$—	$—	$—	$26
Energy	—	—	—	1,014
Other asset-backed	—	—	869	—
Securities and indebtedness of related parties	50	50	50	50
Total other-than-temporary impairment losses reported in net income	$50	$50	$919	$1,090

Other-than-temporary credit impairment losses for the nine months ended September 30, 2019 include an asset-backed bond due to a decline in expected cash flows. Other-than-temporary credit impairment losses for the nine months ended September 30, 2018 included a previously impaired energy sector bond due to the commencement of bankruptcy proceedings.

Financial Condition

Investments

Our investment portfolio increased 8.3% to $9,109.1 million at September 30, 2019 compared to $8,414.1 million at December 31, 2018. The portfolio increase is primarily due to $596.7 million of net unrealized appreciation of fixed maturities. Additional details regarding securities in an unrealized gain or loss position at September 30, 2019 are included in the discussion that follows and in Note 2 to our consolidated financial statements. Details regarding investment impairments are discussed above in the “Realized Gains (Losses) on Investments” section under “Results of Operations.”

We manage the investment portfolio to optimize risk-adjusted yield within the context of prudent asset-liability management. We evaluate multiple cash flow testing scenarios as part of this process. The Company’s investment policy calls for investing primarily in high quality fixed maturities and commercial mortgage loans.

Fixed Maturity Acquisitions Selected Information
	Nine months ended September 30,
	2019	2018
	(Dollars in thousands)
Cost of acquisitions:
Corporate	$301,717	$102,235
Mortgage- and asset-backed	248,185	424,531
Tax-exempt municipals	27,715	91,741
Taxable municipals	5,000	—
Total	$582,617	$618,507
Effective annual yield	3.90%	4.06%
Credit quality
NAIC 1 designation	68.9%	84.7%
NAIC 2 designation	31.1%	15.3%
Weighted-average life in years	16.0	14.0
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

A portion of the securities acquired during the nine months ended September 30, 2019 and September 30, 2018 were acquired with the proceeds from advances on our funding agreements with the FHLB. The securities acquired to support these funding agreements often carry a lower average yield than securities acquired to support our other insurance products, due to the shorter maturity and relatively low interest rate paid on those advances. In addition, certain municipal securities acquired are exempt from federal income taxes, and accordingly have a higher actual return than reflected in the yields stated above. The average yield of the securities acquired, excluding the securities supporting the funding agreements and using a tax-adjusted yield for the municipal securities, was 3.95% during the nine months ended September 30, 2019 and was 4.16% during the nine months ended September 30, 2018.

Investment Portfolio Summary
	September 30, 2019		December 31, 2018
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities - available for sale:
Public	$5,860,128	64.3%	$5,367,590	63.8%
144A private placement	1,658,404	18.2	1,477,550	17.6
Private placement	211,282	2.3	187,905	2.2
Total fixed maturities - available for sale	7,729,814	84.8	7,033,045	83.6
Equity securities	97,705	1.1	92,857	1.1
Mortgage loans	1,002,839	11.1	1,039,829	12.4
Real estate	1,543	—	1,543	—
Policy loans	200,354	2.2	197,366	2.3
Short-term investments	22,743	0.2	15,713	0.2
Other investments	54,127	0.6	33,765	0.4
Total investments	$9,109,125	100.0%	$8,414,118	100.0%

As of September 30, 2019, 97.8% (based on carrying value) of the available-for-sale fixed maturities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities

(NAIC designations 3 through 6). As of September 30, 2019, no single non-investment grade holding exceeded 0.2% of total investments.

Credit Quality by NAIC Designation and Equivalent Rating
		September 30, 2019		December 31, 2018
NAIC Designation	Equivalent Rating (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$5,275,985	68.3%	$4,802,497	68.3%
2	BBB	2,279,942	29.5	2,063,069	29.3
	Total investment grade	7,555,927	97.8	6,865,566	97.6
3	BB	116,220	1.5	105,544	1.5
4	B	46,918	0.6	48,051	0.7
5	CCC	10,743	0.1	9,640	0.1
6	In or near default	6	—	4,244	0.1
	Total below investment grade	173,887	2.2	167,479	2.4
	Total fixed maturities - available for sale	$7,729,814	100.0%	$7,033,045	100.0%

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

Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification
	September 30, 2019
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$351,309	$335,918	$32,093	$15,391	$(358)
Capital goods	303,783	295,455	30,854	8,328	(105)
Communications	141,155	137,022	17,827	4,133	(143)
Consumer cyclical	142,285	132,784	11,854	9,501	(358)
Consumer non-cyclical	609,514	562,795	69,773	46,719	(5,427)
Energy	417,228	381,957	42,268	35,271	(11,216)
Finance	685,874	665,758	65,037	20,116	(2,345)
Transportation	122,782	111,909	12,007	10,873	(306)
Utilities	818,764	796,924	135,702	21,840	(318)
Technology	155,985	155,985	15,546	—	—
Other	24,085	24,085	2,040	—	—
Total corporate securities	3,772,764	3,600,592	435,001	172,172	(20,576)
Mortgage- and asset-backed securities	2,426,638	2,213,088	195,680	213,550	(2,873)
United States Government and agencies	15,147	12,159	2,228	2,988	(10)
States and political subdivisions	1,515,265	1,505,384	164,548	9,881	(537)
Total	$7,729,814	$7,331,223	$797,457	$398,591	$(23,996)

Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification

	December 31, 2018
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$321,192	$194,019	$9,990	$127,173	$(8,376)
Capital goods	248,385	123,157	6,933	125,228	(7,208)
Communications	131,364	75,687	5,098	55,677	(4,705)
Consumer cyclical	105,882	74,866	3,627	31,016	(1,782)
Consumer non-cyclical	497,789	224,674	12,441	273,115	(29,469)
Energy	384,982	227,770	11,460	157,212	(17,063)
Finance	602,159	392,188	22,124	209,971	(10,298)
Transportation	96,579	61,034	3,049	35,545	(2,135)
Utilities	733,604	565,250	60,399	168,354	(7,483)
Technology	142,272	83,006	3,275	59,266	(2,414)
Other	15,677	15,677	576	—	—
Total corporate securities	3,279,885	2,037,328	138,972	1,242,557	(90,933)
Mortgage- and asset-backed securities	2,192,996	1,076,388	69,820	1,116,608	(31,961)
United States Government and agencies	20,535	14,061	996	6,474	(134)
States and political subdivisions	1,539,629	1,378,005	95,921	161,624	(5,913)
Total	$7,033,045	$4,505,782	$305,709	$2,527,263	$(128,941)

Credit Quality of Available-for-Sale Fixed Maturities with Unrealized Losses
		September 30, 2019
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$237,459	59.6%	$(3,128)	13.0%
2	BBB	85,759	21.5	(3,535)	14.7
	Total investment grade	323,218	81.1	(6,663)	27.7
3	BB	41,418	10.4	(5,535)	23.1
4	B	27,402	6.9	(4,317)	18.0
5	CCC	6,547	1.6	(7,481)	31.2
6	In or near default	6	—	—	—
	Total below investment grade	75,373	18.9	(17,333)	72.3
	Total	$398,591	100.0%	$(23,996)	100.0%

Credit Quality of Available-for-Sale Fixed Maturities with Unrealized Losses
		December 31, 2018
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$1,500,626	59.4%	$(45,593)	35.3%
2	BBB	903,855	35.7	(61,615)	47.8
	Total investment grade	2,404,481	95.1	(107,208)	83.1
3	BB	90,883	3.6	(10,056)	7.8
4	B	26,212	1.1	(10,887)	8.5
5	CCC	5,679	0.2	(790)	0.6
6	In or near default	8	—	—	—
	Total below investment grade	122,782	4.9	(21,733)	16.9
	Total	$2,527,263	100.0%	$(128,941)	100.0%

Available-For-Sale Fixed Maturities with Unrealized Losses by Length of Time
	September 30, 2019
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$148,701	$—	$(1,338)
Greater than three months to six months	—	15,516	—	(411)
Greater than six months to nine months	—	2,004	—	(5)
Greater than nine months to twelve months	5,933	50,466	(3,383)	(838)
Greater than twelve months	21,758	178,209	(9,031)	(8,990)
Total	$27,691	$394,896	$(12,414)	$(11,582)

	December 31, 2018
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$329,067	$—	$(7,081)
Greater than three months to six months	—	362,426	—	(10,386)
Greater than six months to nine months	—	514,023	—	(21,352)
Greater than nine months to twelve months	—	799,994	—	(43,191)
Greater than twelve months	24,809	625,885	(9,547)	(37,384)
Total	$24,809	$2,631,395	$(9,547)	$(119,394)

Available-For-Sale Fixed Maturities with Unrealized Losses by Maturity Date
	September 30, 2019		December 31, 2018
	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Due in one year or less	$1,498	$(2)	$496	$(4)
Due after one year through five years	9,424	(1,770)	86,795	(3,286)
Due after five years through ten years	49,040	(2,536)	299,532	(14,667)
Due after ten years	125,079	(16,815)	1,023,832	(79,023)
	185,041	(21,123)	1,410,655	(96,980)
Mortgage- and asset-backed	213,550	(2,873)	1,116,608	(31,961)
Total	$398,591	$(23,996)	$2,527,263	$(128,941)

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

Our direct exposure to the Alt-A home equity and subprime first-lien sectors is limited to investments in structured securities collateralized by senior tranches of residential mortgage loans. We also have a partnership interest in one fund at September 30, 2019 and December 31, 2018, that owns securities backed by Alt-A home equity, subprime first-lien and adjustable rate mortgage collateral. The fund is reported as securities and indebtedness of related parties in our consolidated balance sheets with a fair value of $1.5 million at September 30, 2019 and $2.0 million at December 31, 2018. We do not own any direct investments in subprime lenders.

Mortgage- and Asset-Backed Securities by Collateral Type
	September 30, 2019			December 31, 2018
	Amortized Cost	Carrying Value	Percent of Fixed Maturities	Amortized Cost	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Government agency	$222,119	$243,710	3.2%	$227,545	$232,658	3.3%
Prime	329,129	355,804	4.6	279,856	287,073	4.1
Alt-A	72,001	85,246	1.1	81,668	95,396	1.4
Subprime	137,354	149,158	1.9	143,441	152,907	2.1
Commercial mortgage	947,232	1,059,454	13.7	873,672	878,566	12.5
Non-mortgage	525,996	533,266	6.9	548,955	546,396	7.8
Total	$2,233,831	$2,426,638	31.4%	$2,155,137	$2,192,996	31.2%

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

Residential Mortgage-Backed Securities by NAIC Designation and Origination Year
	September 30, 2019
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$63,856	$65,931	$65,281	$84,771	$479,300	$515,161	$608,437	$665,863
3	—	—	274	265	—	—	274	265
4	—	—	7,655	9,568	—	—	7,655	9,568
5	302	297	—	—	—	—	302	297
6	6	6	—	—	—	—	6	6
Total	$64,164	$66,234	$73,210	$94,604	$479,300	$515,161	$616,674	$675,999

	December 31, 2018
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$72,281	$72,921	$69,478	$89,128	$430,982	$430,881	$572,741	$592,930
2	—	—	2,420	2,301	—	—	2,420	2,301
3	—	—	562	553	—	—	562	553
4	354	359	8,048	10,709	—	—	8,402	11,068
6	8	8	—	—	—	—	8	8
Total	$72,643	$73,288	$80,508	$102,691	$430,982	$430,881	$584,133	$606,860

The commercial mortgage-backed securities (CMBS) are primarily sequential securities. CMBS typically have cash flows that are less subject to refinance risk than residential mortgage-backed securities principally due to prepayment restrictions on many of the underlying commercial mortgage loans.

Commercial Mortgage-Backed Securities by NAIC Designation and Origination Year
	September 30, 2019
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$8,041	$9,109	$112,290	$133,325	$791,429	$877,266	$911,760	$1,019,700
2	—	—	35,472	39,754	—	—	35,472	39,754
Total (1)	$8,041	$9,109	$147,762	$173,079	$791,429	$877,266	$947,232	$1,059,454

Commercial Mortgage-Backed Securities by NAIC Designation and Origination Year
	December 31, 2018
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$8,415	$9,029	$113,526	$124,885	$715,899	$708,447	$837,840	$842,361
2	—	—	35,832	36,205	—	—	35,832	36,205
Total (1)	$8,415	$9,029	$149,358	$161,090	$715,899	$708,447	$873,672	$878,566

(1)
The CMBS portfolio included government agency-backed securities with a carrying value of $852.0 million at September 30, 2019 and $693.3 million at December 31, 2018. Also included in the CMBS are military housing bonds totaling $170.5 million at September 30, 2019 and $156.7 million at December 31, 2018. These bonds are used to fund the construction of multi-family homes on United States military bases. The bonds are backed by a first mortgage lien on residential military housing projects.

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

Other Asset-Backed Securities by NAIC Designation and Origination Year
	September 30, 2019
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$8,472	$8,315	$136,570	$151,427	$402,958	$405,328	$548,000	$565,070
2	1,445	1,554	1,623	1,691	113,725	117,455	116,793	120,700
3	—	—	—	—	3,208	3,493	3,208	3,493
4	169	167	—	—	—	—	169	167
5	—	—	—	—	1,755	1,755	1,755	1,755
Total	$10,086	$10,036	$138,193	$153,118	$521,646	$528,031	$669,925	$691,185

	December 31, 2018
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$9,314	$9,038	$141,728	$154,747	$415,228	$412,078	$566,270	$575,863
2	1,586	1,693	1,890	1,943	121,796	122,300	125,272	125,936
3	—	—	313	303	1,697	1,697	2,010	2,000
4	179	170	—	—	—	—	179	170
5	—	—	—	—	3,601	3,601	3,601	3,601
Total	$11,079	$10,901	$143,931	$156,993	$542,322	$539,676	$697,332	$707,570

State and Political Subdivision Securities

State and political subdivision securities totaled $1,515.3 million, or 19.6% of total fixed maturities, at September 30, 2019, and $1,539.6 million, or 21.9% of total fixed maturities at December 31, 2018 and include investments in general obligation, revenue and municipal housing bonds. Our investment strategy is to utilize municipal bonds in addition to corporate bonds, as we believe they provide additional diversification and have historically low default rates compared with similarly rated corporate bonds. We evaluate the credit strength of the underlying issues on both a quantitative and qualitative basis, excluding insurance, prior to acquisition. The majority of the municipal bonds we hold are investment grade credits without consideration of insurance. Our municipal bonds are well diversified by type and geography with the top exposure being water and sewer revenue bonds. Our municipal bond holdings were trading at 112.1% of amortized cost at September 30, 2019. We do not hold any Puerto Rico-related bonds. Exposure to the state of Illinois and municipalities within the state accounted for 1.3% of our total fixed maturities at September 30, 2019. As of September 30, 2019, our Illinois-related portfolio holdings were rated investment grade and were trading at 115.9% of amortized cost.

Mortgage Loans

Mortgage loans totaled $1,002.8 million at September 30, 2019 and $1,039.8 million at December 31, 2018. Our mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. The total number of commercial mortgage loans outstanding was 208 at September 30, 2019 and 208 at December 31, 2018. In the first nine months of 2019, new loans ranged from $1.6 million to $9.3 million in size, with an average loan size of $5.9 million, an average loan term of 17 years and an average net yield of 4.71%. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. The majority of our mortgage loans amortize principal, with 0.8% that are interest-only loans as of September 30, 2019. At September 30, 2019, the average loan-to-value of the current outstanding principal balance using the most recent appraised value was 52.3% and the weighted average debt service coverage ratio was 1.6 based on the results of our 2018 annual study. See Note 2 to our consolidated financial statements for further discussion regarding our mortgage loans.

Other Assets and Liabilities

	September 30, 2019	December 31, 2018	Percentage change
Selected other assets:
Cash and cash equivalents	13,007	19,035	(31.7)%
Reinsurance recoverable	105,493	102,386	3.0%
Deferred acquisition costs	253,112	418,802	(39.6)%
Other assets	172,930	163,518	5.8%
Assets held in separate accounts	612,338	561,281	9.1%
Selected other liabilities:
Future policy benefits	7,325,794	7,205,471	1.7%
Other policyholder funds	595,453	615,177	(3.2)%
Deferred income taxes	165,215	75,449	119.0%
Other liabilities	101,162	93,532	8.2%
Liabilities held in separate accounts	612,338	561,281	9.1%

Cash and cash equivalents decreased primarily due to normal fluctuations in timing of payments made and received. Deferred acquisition costs decreased compared to the prior year primarily due to a $172.4 million increase in the impact of the change in net unrealized appreciation on fixed maturity securities during the period. Other assets increased primarily due to revaluation of our leased assets as discussed in Note 6 to our consolidated financial statements, partially offset by a decrease in LIHTC due to amortization. Assets and liabilities held in separate accounts increased due to market performance on the underlying investment portfolios.

Future policy benefits increased primarily due to an increase in the volume of life business in force. Deferred income taxes increased primarily due to the tax impact of the change in unrealized appreciation/depreciation on investments. Other liabilities increased due to lease obligations as discussed above.

Stockholders’ Equity

As discussed in Note 7 to our consolidated financial statements, stockholders’ equity was impacted by capital deployment actions during the first quarter of 2019, which included a special cash dividend of $1.50 per share on Class A and Class B common stock and an increase in our regular quarterly dividend by 4.3% to $0.48 per share.

	September 30, 2019	December 31, 2018	Percentage change
	(dollars in thousands, except per share data)
Total FBL Financial Group, Inc. stockholders’ equity	$1,514,210	$1,184,139	27.9%
Common stockholders’ equity	1,511,210	1,181,139	27.9%

Book value per share	$61.28	$47.78	28.3%
Less: Per share impact of accumulated other comprehensive income	16.47	3.69	346.3%
Book value per share, excluding accumulated other comprehensive income (1)	$44.81	$44.09	1.6%

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

Liquidity and Capital Resources

Cash Flows

During the first nine months of 2019, our operating activities generated cash flows totaling $151.3 million, consisting of net income of $91.5 million adjusted for non-cash operating revenues and expenses netting to $59.8 million. We used cash of $84.7 million in our investing activities during the 2019 period. The primary uses were $692.7 million of investment acquisitions, mostly in fixed maturity securities, partially offset by $626.9 million in sales, maturities and repayments of investments. Our financing activities used cash of $72.6 million during the 2019 period. The primary financing source was $438.6 million in receipts from interest sensitive products credited to policyholder account balances, which was offset by $449.2 million for return of policyholder account balances on interest sensitive products and $72.6 million for dividends paid to stockholders.

Sources and Uses of Capital Resources

Parent company cash inflows from operations consist primarily of fees that it charges various subsidiaries and affiliates for management of their operations, expense reimbursements and tax settlements from subsidiaries and affiliates, proceeds from investment income and dividends from subsidiaries, if declared and paid. Revenue sources for the parent company during the nine months ended September 30, 2019 included management fees from subsidiaries and affiliates totaling $6.2 million and dividends of $76.0 million. Cash outflows are principally for salaries, taxes and other expenses related to providing management services, dividends on outstanding stock, stock repurchases and interest on our parent company debt.

We paid regular cash dividends on our common and preferred stock during the nine-month period ended September 30 totaling $35.6 million in 2019 and $34.4 million in 2018. In addition, we paid a special $1.50 per common share cash dividend in March 2019 and March 2018 totaling $37.0 million and $37.3 million, respectively. It is anticipated that quarterly cash dividend requirements for 2019 will be $0.0075 per Series B preferred share and $0.48 per common share. Common stock dividend rates are analyzed quarterly and are dependent upon our capital and liquidity positions. In addition, alternative uses of excess capital may impact future dividend levels. Assuming these quarterly dividend rates, the common and preferred dividends would total approximately $11.9 million for the remainder of 2019. The parent company expects to have sufficient resources and cash flows to meet its interest and dividend payments throughout 2019. The parent company had available cash and investments totaling

$45.7 million at September 30, 2019. The parent company expects to rely on available cash resources, dividends from Farm Bureau Life and management fee income to make dividend payments to its stockholders, interest payments on its debt and to fund any capital initiatives such as stock repurchases. In addition, our parent company and Farm Bureau Life have entered into a reciprocal line of credit arrangement, which provides additional liquidity for either entity up to $20.0 million. We had no material commitments for capital expenditures as of September 30, 2019.

As discussed in Note 7 to our consolidated financial statements, we have periodically taken advantage of opportunities to repurchase our outstanding Class A common stock through Class A common stock repurchase programs approved by our Board of Directors. At September 30, 2019, $36.3 million remains available for repurchase under the current Class A common stock repurchase program. Under this program, we repurchased 66,475 shares for $4.6 million during the nine months ended September 30, 2019. Completion of this program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

Interest payments on our debt totaled $3.6 million for the nine months ended September 30, 2019 and September 30, 2018. Interest payments on our debt outstanding at September 30, 2019 are estimated to be $1.2 million for the remainder of 2019.

Farm Bureau Life’s cash inflows primarily consist of premiums; deposits to policyholder account balances; income from investments; sales, maturities and calls of investments; and repayments of investment principal. Farm Bureau Life’s cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, current operating expenses and dividends. Life insurance companies generally produce a positive cash flow that may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. Continuing operations and financing activities from Farm Bureau Life relating to interest sensitive products provided funds totaling $136.9 million for the nine months ended September 30, 2019 and $283.4 million for the prior year period.

Farm Bureau Life’s ability to pay dividends to the parent company is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. At December 31, 2018, Farm Bureau Life’s statutory unassigned surplus was $503.7 million. There are certain additional limits on the amount of dividends that may be paid within a year without approval of the Insurance Division, Department of Commerce of the State of Iowa as discussed in Note 7 to our consolidated financial statements included in Item 8 of our Form 10-K for the year ended December 31, 2018. During the remainder of 2019, the maximum amount legally available for distribution to the parent company without further regulatory approval is $25.8 million.

We manage the amount of capital held by our insurance subsidiaries to ensure they meet regulatory requirements. State laws specify regulatory actions if an insurer’s risk-based capital (RBC) ratio, a measure of solvency, falls below certain levels. The NAIC has a standard formula for annually assessing RBC based on the various risk factors related to an insurance company’s capital and surplus, including insurance, business, asset and interest rate risks. The insurance regulators monitor the level of RBC against a statutory “authorized control level” RBC at which point regulators have the option to assume control of the insurance company. The company action level RBC is 200% of the authorized control level and is the first point at which any action would be triggered. Our adjusted capital and RBC is reported to our insurance regulators annually based on formulas that may be revised throughout the year. We estimate our adjusted capital and RBC quarterly; however, these estimates may differ from actual results. As of September 30, 2019, Farm Bureau Life’s statutory total adjusted capital is estimated at $704.9 million, resulting in an RBC ratio of 555%, based on company action level capital of $127.1 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks of Financial Instruments

There have been no material changes in the market risks from the information provided in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Form 10-K for the year ended December 31, 2018.

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

Our internal control over financial reporting changes from time-to-time as we modify and enhance our systems and processes to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. While changes have taken place in our internal controls during the quarter ended September 30, 2019, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

In June 2019, the Securities and Exchange Commission adopted new regulations impacting securities products and services. These regulations, including Regulation Best Interest and the Customer Relationship Summary requirement, will require us to make additional disclosures to customers and may require us to make changes to certain products and services we offer.  We are currently evaluating the impact of the new regulations on our business, including the cost of compliance.

The performance of our company is subject to a variety of risks that you should review. Occurrence of these risks could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. Please refer to Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Repurchases of Equity Securities

We had no issuer repurchases of equity securities for the quarter ended September 30, 2019. We have $36.3 million available under the repurchase program announced on March 1, 2018, which will expire March 31, 2022. The program authorizes us to make repurchases of Class A common stock in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. Completion of the program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares, if any, that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

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
101+
Interactive Data Files formatted in iXBRL (Inline eXtensible Business Reporting Language) from FBL Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 as follows: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Financial Statements

104	Cover Page Interactive Data File formatted as iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

+	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 31, 2019

FBL FINANCIAL GROUP, INC.

By	/s/ James P. Brannen
James P. Brannen
Chief Executive Officer (Principal Executive Officer)

By	/s/ Donald J. Seibel
Donald J. Seibel
Chief Financial Officer and Treasurer (Principal Financial Officer)

By	/s/ Anthony J. Aldridge
Anthony J. Aldridge
Chief Accounting Officer (Principal Accounting Officer)