Form 10-K
period 2019-12-31
FBL FINANCIAL GROUP INC
filed 2020-02-26
CIK 1012771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019.
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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of June 30, 2019, the aggregate market value of the registrant’s Class A Common Stock and Class B Common Stock held by non-affiliates of the registrant was $614,892,725 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
Title of each class	Outstanding at February 24, 2020
Class A Common Stock, without par value	24,655,302
Class B Common Stock, without par value	11,413
DOCUMENTS INCORPORATED BY REFERENCE
Document	Parts Into Which Incorporated
Portions of the definitive proxy statement for annual shareholders meeting to be held on May 14, 2020	Part III

(This page has been left blank intentionally.)

FBL FINANCIAL GROUP, INC.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2019

PART I.
	Cautionary Statement Regarding Forward Looking Information	1
Item 1.	Business	2
Item 1A.	Risk Factors	14
Item 1B.	Unresolved Staff Comments	21
Item 2.	Properties	21
Item 3.	Legal Proceedings	21
Item 4.	Mine Safety Disclosures	21

PART II.
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	22
Item 6.	Selected Consolidated Financial Data	25
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	56
Item 8.	Consolidated Financial Statements and Supplementary Data	57
	Management's Report on Internal Control Over Financial Reporting	57
	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	57
	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	58
	Consolidated Balance Sheets	61
	Consolidated Statements of Operations	63
	Consolidated Statements of Comprehensive Income	64
	Consolidated Statements of Changes in Stockholders' Equity	65
	Consolidated Statements of Cash Flows	66
	Notes to Consolidated Financial Statements	68
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	115
Item 9A.	Controls and Procedures	116
Item 9B.	Other Information	116

PART III.

The information required by Items 10 through 14 is incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2019.

PART IV.
Item 15.	Exhibits and Financial Statement Schedules	117

	SIGNATURES	119

	Schedule I - Summary of Investments - Other than Investments in Related Parties	120
	Schedule II - Condensed Financial Information of Registrant	121
	Schedule III - Supplementary Insurance Information	125
	Schedule IV - Reinsurance	127

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

See Part 1A, Risk Factors, for additional information.

PART I

ITEM 1. BUSINESS

General

FBL Financial Group, Inc. (we or the Company), majority owned by the Iowa Farm Bureau Federation (IFBF), sells individual life insurance and annuity products principally under the consumer brand name Farm Bureau Financial Services. This brand identity is represented by the distribution channel of our subsidiary Farm Bureau Life Insurance Company (Farm Bureau Life). In addition, in the state of Colorado, we offer life and annuity products through Greenfields Life Insurance Company (Greenfields Life). As of December 31, 2019, these distribution channels consisted of 1,858 exclusive agents and agency managers, who sell our products in the Midwestern and Western sections of the United States. Helping complete the financial services offering, advisors offer wealth management and financial planning services.

The Company was incorporated in Iowa in October 1993. Its life insurance subsidiary, Farm Bureau Life, began operations in 1945 and Greenfields Life, a subsidiary of Farm Bureau Life, was launched in 2013. FBL Wealth Management, LLC began operations in 2019. Other subsidiaries provide support services to our affiliated companies. In addition, we manage all aspects of two Farm Bureau affiliated property-casualty insurance companies (Farm Bureau Property & Casualty Insurance Company and Western Agricultural Insurance Company), which operate predominately in eight states in the Midwest and West.

FBL Financial Group, Inc. Business and Distribution Channels

FBL Financial Group, Inc.

COMPANY	Farm Bureau Life Insurance Company	Greenfields Life Insurance Company	FBL Wealth Management, LLC
RELATIONSHIP	Wholly-owned subsidiary	Subsidiary of Farm Bureau Life (Wholly-owned)	Wholly-owned subsidiary
BRAND
DISTRIBUTION	1,846 exclusive Farm Bureau Financial Services agents and agency managers	12 exclusive agents and agency managers	23 wealth management advisors, 56 agent financial advisors, 1,011 agent registered representatives
PRODUCTS	A comprehensive line of life insurance, annuity and investment products	A comprehensive line of life insurance, annuity and investment products	Wealth management services and a comprehensive suite of investment solutions
TERRITORY	14 Midwestern and Western states	Colorado	14 Midwestern and Western states

In addition to the distribution above, FBL Financial Group manages two property casualty insurance companies: Farm Bureau Property & Casualty Insurance Company and Western Agricultural Insurance Company. Underwriting results of these two companies do not impact FBL Financial Group’s results. These property casualty companies distribute a full line of personal and commercial property-casualty insurance products through 1,197 exclusive Farm Bureau Financial Services agents and agency managers (included under the 1,846 Farm Bureau Life agents) in Arizona, Iowa, Kansas, Minnesota, Nebraska, New Mexico, South Dakota and Utah.

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

Our agents sell property-casualty, life insurance and investment products. Having multi-line agents enhances our ability to develop a more comprehensive relationship with our customers and increases our ability to cross-sell our life insurance, annuity products and wealth management services to the pool of Farm Bureau property-casualty customers.

Our multi-line exclusive agent distribution channel is our foundation and we are defined by our service to the Farm Bureau niche marketplace. We capitalize on the Farm Bureau brand to grow our business and build upon our agricultural and rural market leadership. We focus on consistently improving customer experience and needs-based selling, including a branded review program called SuperCheck. This review program is a free service that helps our customers identify gaps in their insurance coverages and financial needs. We have a broad portfolio of life insurance, annuity and wealth management products so that we have products available to satisfy the needs of our agents and customers.

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

Our sales model is designed so that our agents are entrepreneurial business owners with a retail financial services business. Under this model, our agents have sales and service associates who assist them and provide a variety of support for insurance sales and client/members.

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

In 2018 we began investing in a wealth management strategy which allows us to offer an open architecture mutual fund platform and fee based financial planning. Prior to that time, we had a limited number of agents who were Investment Advisor Representatives (IARs) and offered fee-based financial planning. We have expanded the advisory services offered by our IARs and added a new role known as the Farm Bureau wealth management advisor. These wealth management advisors have the unique opportunity to partner with our Farm Bureau Financial Services agents for referrals to serve our existing client/members with financial advisory services. Our wealth management services allow our agents to add more value, enhance the customer experience and further strengthen the agent/customer relationship. As of December 31, 2019, we had 23 Farm Bureau wealth management advisors appointed. We intend to continue to add Farm Bureau wealth management advisors who fit our culture and service orientation. We expect that this will ultimately add a diversified earnings stream to FBL Financial Group given the fee-based nature of wealth management. This is a long-term strategy that we expect to invest in and grow over time.

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

Affiliation with Farm Bureau Organizations

Many of our customers are members of Farm Bureau organizations affiliated with the American Farm Bureau Federation (American Farm Bureau). The American Farm Bureau is the nation’s largest grassroots farm and ranch organization and has a current membership of 5.9 million member families. In order to market insurance products in a given state using the “Farm Bureau” and “FB” designations, related trademarks and service marks, a company must have an agreement with the state’s Farm Bureau organization. Generally, these marketing rights have only been granted to companies owned by or closely affiliated with Farm Bureau organizations. For each of the states in our Farm Bureau marketing territory, which excludes Colorado, we have the right to use the “Farm Bureau” name and “FB” logo for marketing life insurance and investment products. There are approximately 710,000 member families in the states where we have rights to use the Farm Bureau name, brand and logo.

All of the state Farm Bureau organizations in our marketing area are associated with the American Farm Bureau. The primary goal of the American Farm Bureau is to be the unified national voice of agriculture, working through its grassroots organization to enhance and strengthen the lives of rural Americans and to build strong, prosperous agricultural communities. There are currently Farm Bureau organizations in all 50 states and Puerto Rico, each with their own distinctive mission and goals. Within each state, Farm Bureau is organized at the county level. Farm Bureau programs may include policy development, government relations activities, leadership development and training, communications outreach and training, market education, commodity conferences and young farmer activities. Member services provided by Farm Bureau vary by state but often include programs such as risk management, alternative energy development, farm transition workshops, rural entrepreneurial seminars, scholarships and grants and guidance on enhancing profitability. Other benefits of membership include newspaper and magazine subscriptions, as well as savings in areas such as health care, travel, entertainment, farm equipment and automobile rebates. In addition, members have access to accidental death insurance, banking services, computerized farm accounting services, electronic information networks, health care insurance or benefit plans, property-casualty insurance and financial services.

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

We have royalty agreements with each state Farm Bureau organization in our Farm Bureau marketing territory giving us the right to use the Farm Bureau and FB designations in that particular state. Each state Farm Bureau organization in our Farm Bureau territory could terminate our right to use the Farm Bureau designations in that particular state without cause at the conclusion of the royalty agreements. The royalties paid to a particular state Farm Bureau organization are based on the sale of our products in the respective state. For 2019, royalty expense totaled approximately $2.3 million.

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

Our life insurance and investment products are available for sale to both Farm Bureau members and non-members. Property-casualty products sold by the property-casualty insurance companies affiliated with Farm Bureau are available for sale to Farm Bureau members. Annual Farm Bureau memberships in our marketing territory average $63 and are available to individuals, families, partnerships and corporations.

We have service agreements with all of our property-casualty company partners in our marketing area, pursuant to which the property-casualty companies provide certain services, which include recruiting and training the shared agency force that sells both property-casualty products for that company and life products for us. The service agreements have expiration dates through December 31, 2029. In 2019, we paid $8.0 million for the services provided under these agreements.

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

Royalty and property-casualty service agreements vary in term and expiration date as shown below.

Royalty and Property-Casualty Service Agreements by State
State	Property-Casualty Service Agreement Expiration Date	Royalty Agreement Expiration Date	Percent of 2019 First Year Premiums Collected
Iowa	December 31, 2024	December 31, 2033	30.1%
Kansas	December 31, 2024	December 31, 2033	13.4
Wyoming	December 31, 2021	December 31, 2021	8.0
Arizona	December 31, 2024	December 31, 2033	7.0
Oklahoma	December 31, 2022	December 31, 2022	6.9
Nebraska	December 31, 2024	December 31, 2033	6.8
Wisconsin	December 31, 2029	December 31, 2029	5.6
Idaho	December 31, 2021	December 31, 2021	4.4
Utah	December 31, 2024	December 31, 2033	4.3
New Mexico	December 31, 2024	December 31, 2033	4.2
Montana	December 31, 2021	December 31, 2021	3.7
Minnesota	December 31, 2024	December 31, 2033	2.6
North Dakota	December 31, 2021	December 31, 2021	1.2
South Dakota	December 31, 2024	December 31, 2033	0.8
Colorado	December 31, 2021	Not Applicable	0.7
Other	Not Applicable	Not Applicable	0.3
			100.0%

Agency Force

Our agency force is one of our most important competitive advantages as the agents are able to develop long term personal relationships through a deep understanding of their customers’ needs. Our priority is to ensure that we have best-in-class distribution systems and support, including agent recruiting and retention, training and leadership. Our agents are independent contractors and exclusive agents. We have a written contract with each member of our agency force. The contract covers a number of topics including privacy, compensation payments and reserving our ownership of customer lists.

In the multi-line states where we manage the Farm Bureau affiliated property-casualty companies, our agents are supervised by agency managers employed by Farm Bureau Property & Casualty Insurance Company. There are 1,197 agents and managers in our multi-line states. These agents market a full range of our life insurance and annuity products. They also market products for the property-casualty companies that we manage. These agents are supported by 1,150 sales associates who assist them and provide a variety of support in the sales process. We are responsible for product and sales training for all lines of business in our multi-line states.

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

The focus of agency managers is to recruit, train, supervise and retain agents to achieve high production levels of profitable business. In the multi-line states we have a compensation program comprised of salary and a performance-based component, which compensates for attainment of distribution and sales goals. In the life partner states agency manager compensation is comprised of 1) overwrite commissions, which vary according to the productivity level and persistency of business of the agents managed and 2) a reward related to the attainment of sales goals. This compensation structure aligns with the requirements of the agency manager role and offers a financial incentive that aligns with the strategic priorities of growing both agency scale and productivity.

We structure our agents’ life products compensation system to encourage production and persistency. Agents receive commissions for new life insurance and annuity sales and service fees on premium payments in subsequent years. Production bonuses are paid based on the premium level of new life business written in the prior 12 months and the persistency of the business written by the agent. Persistency is a common measure used in life insurance, which measures the quality and the consistent payment of premiums and is included in calculating the bonus to either increase or decrease (or even eliminate) the agent’s production bonus. We are willing to pay added incentives for higher volumes of business only as long as the business is profitable. Production bonuses allow agents to increase their compensation significantly.

We have a variety of incentives and recognition programs to focus agents on production of quality life insurance business. Some recognition programs and incentives are jointly conducted with the property-casualty companies. These programs provide significant incentives for the most productive agents. Approximately 17% of our agents and agency managers qualify for our primary annual incentive trip. Agent recruiting, training, financing and compensation programs are designed to develop a productive agent for the long term.

In order to increase an agent’s opportunity for success and increase retention, we offer a developing agent program in which the agent completes a training program that can take up to four months and achieves certain production minimums on a part-time basis before being contracted as a full-time agent. This program gives us and the agent an opportunity to assess whether the candidate is expected to have a successful long-term career as our agent. The developing agent program, along with new agent financing, centralized training, a quality recruiting/selection process and a strong field leadership team are designed to strengthen our distribution and improve agent retention. Our four-year agency force retention rate for 2019 was approximately 29%.

Business Segments

We analyze operations by reviewing financial information regarding our primary products that are aggregated into the Annuity and Life Insurance product segments. In addition, our Corporate and Other segment includes our developing wealth management business along with various support operations, corporate capital, brokered insurance and investment products and closed blocks of variable insurance products no longer underwritten by the Company.

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

Premiums Collected - Annuity Segment

	Year ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Individual fixed rate
First year	$60,895	$75,917	$89,367
Renewal	57,720	63,053	78,301
Individual indexed	128,188	137,627	110,553
Group	5,168	8,841	6,399
Total Annuity	$251,971	$285,438	$284,620

Annuity premiums collected decreased in 2019 compared to 2018 due to a decline in sales of our fixed rate and indexed annuity products. Annuity premiums collected levels in 2019 were negatively impacted by relatively attractive equity markets, as indicated by an increase in sales of brokered mutual funds sold by our exclusive agents. Annuity premiums collected increased in 2018 compared to 2017 due to an increase in sales of our indexed annuity products, partially offset by decreased sales of our fixed rate deferred annuity products. The amount of traditional annuity premiums collected is highly dependent upon the relationship between the current crediting rates on our products and the perceived security of our products compared to those of competing products. Traditional annuity premiums collected in our Farm Bureau market territory in 2019 were concentrated primarily in the states of Iowa (31%), Kansas (19%) and Wyoming (8%).

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

Approximately 44% of our existing individual traditional annuity business, based on account balances, is held in qualified retirement plans. For deferred annuity products, in order to encourage persistency, a surrender charge is imposed against the policyholder’s account balance for early termination of the annuity contract within a specified period after its effective date. The surrender charge structure varies by product, but typically starts at 6% to 10% and decreases 1% to 2% per year until it reaches 0%.

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

Interest Crediting Policy

We have a rate setting committee that meets monthly, or more frequently if required, to review and establish current period interest rates based upon existing and anticipated investment opportunities. This applies to new sales and to annuity products after an initial guaranteed period. We examine earnings on assets by portfolio. We then establish rates based on each product’s target spread and competitive market conditions at the time. Most of our annuity contracts have guaranteed minimum crediting rates. These rates range from 1.00% to 5.50%, with a weighted average guaranteed crediting rate of 2.11% at December 31, 2019 and 2.12% at December 31, 2018. The average interest rate guarantees on annuity contracts issued during 2019 was 1.25%.

Indexed Annuities

With an indexed annuity, the policyholder may choose from a traditional fixed rate strategy or an indexed strategy, with the underlying index being the S&P 500®. The product requires crediting of interest and a reset of the index annually. The computation of the index credit is based upon either a point-to-point calculation (i.e., the gain in the index from the beginning of the contract year to the next reset date) or a monthly averaging of the index during the period, subject to a cap. This product allows contract holders to re-allocate funds among the indexed accounts and a traditional fixed rate strategy at the end of each reset period. It includes a guaranteed lifetime withdrawal benefit rider. If activated by the policyholder, the rider provides a minimum amount that is available for withdrawal at specified withdrawal rates even if the accumulated value goes to zero. There is an additional annual charge for the activated rider.

The indexed annuity contract value is equal to the premiums paid less partial withdrawals and rider charges taken from the contract plus interest credited to the fixed portion of the contract and index credits on the indexed portion of the contract. The minimum guaranteed contract values are equal to 87.5% of the premium collected, adjusted for withdrawals and rider charges, plus interest credited annually at the standard nonforfeiture rate, which is currently 1.0%. If there were little or no indexed credits over the life of an indexed annuity, we would incur expenses to increase the account value to the minimum guaranteed contract values.

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

Withdrawal Rates

Withdrawal rates (excluding death benefits) for our individual deferred annuities were 5.7% for 2019, 5.3% for 2018 and 4.2% for 2017. The individual annuity withdrawal rate increased in 2019 and 2018, compared to prior periods, due to certain annuity contracts reaching the end of their interest rate guarantee period and the competitiveness of our current crediting rates relative to other financial institutions and products.

Interest Crediting Rates Compared to Guarantees - Annuity Segment

Liabilities at
December 31, 2019
(Dollars in thousands)
Fixed rate annuities:
Greater than or equal to 100 basis points over guarantee	$18,345
50 basis points to 99 basis points over guarantee	222,830
1 basis point to 49 basis points over guarantee	382,777
At guaranteed rate	2,036,093
Indexed annuities	753,805
Non-discretionary rate setting products	705,632
Total interest sensitive product liabilities	$4,119,482
Impact of unrealized gains and losses	(14,428)
Interest sensitive reserves	$4,105,054

In Force - Annuity Segment

	December 31,
	2019	2018	2017
	(Dollars in thousands)
Number of contracts	51,536	52,911	53,250
Interest sensitive reserves	$4,105,054	$4,036,152	$3,963,187
Other insurance reserves	335,222	338,646	355,877

Life Insurance Segment

We sell a variety of traditional and universal life insurance products through our exclusive agency force. The Life Insurance segment consists of whole life, term life and universal life policies. These policies provide benefits upon the death of the insured and may also allow the customer to build cash value on a tax-deferred basis.

Premiums Collected - Life Insurance Segment

	For the year ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Universal life:
First year	$27,453	$28,884	$26,438
Renewal	88,770	80,101	74,070
Total	116,223	108,985	100,508
Whole life:
First year	9,450	12,139	11,918
Renewal	92,698	94,555	95,846
Total	102,148	106,694	107,764
Term life and other:
First year	11,001	10,843	10,282
Renewal	108,992	105,809	101,623
Total	119,993	116,652	111,905
Total Life Insurance	338,364	332,331	320,177
Reinsurance ceded	(27,637)	(28,102)	(27,833)
Total Life Insurance, net of reinsurance	$310,727	$304,229	$292,344

Life premiums collected were higher in 2019 and 2018 compared to the prior years due to increased sales of universal life and term life policies. These increases were partially offset by a decline in sales of whole life. Life insurance premiums collected in our market territory in 2019 were concentrated primarily in the states of Iowa (23%), Kansas (15%) and Oklahoma (9%).

Traditional Life Insurance

We offer whole life insurance, which provides benefits for the life of the insured. Whole life insurance provides level premiums and a level death benefit and requires payments in excess of mortality costs in early years to offset increasing mortality costs in later years. We currently offer a non-participating whole life insurance product. Prior to May 2019, we offered participating whole life insurance. Under the terms of the participating whole life policies, policyholders have a right to participate in the overall performance of the participating life block to the extent determined by Farm Bureau Life, generally through annual dividends. Participating business accounted for 27% of direct life premiums collected from policyholders during 2019 and represented 10% of life insurance in force at December 31, 2019.

We also market nonparticipating term insurance policies that provide life insurance protection for a specified period. Term insurance is mortality based and generally has no cash value. However, we also offer a return of premium term product, which returns a percentage of premiums after a set number of years. For a portion of our business, we may change the premium scales at any time but may not increase rates above guaranteed levels. In addition to our level face amount term products we also offer an increasing face amount term product. Our increasing term life insurance product allows for scheduled increases of 20% of the initial face amount on the first five anniversaries. Premiums during the specified period increase as the face amount of the policy increases.

Universal Life Insurance

Our universal life policies provide permanent life insurance protection which allows the customer to pre-fund future insurance costs and accumulate savings on a tax-deferred basis. Premiums received, less policy assessments for administration expenses and mortality costs, are credited to the policyholder’s account balance. Interest is credited to the cash value at rates that we periodically set.

Our indexed universal life insurance product provides life insurance protection with flexible premium payments and provides a death benefit with cash accumulation. The premium is paid into a holding account and once it is fully funded with a year’s worth of policy charges, the excess value is transferred into an indexed segment or a fixed account, according to the selected allocation. The fixed and holding accounts are credited interest at a rate declared by the Company. The value in the indexed segment earns interest based on the percentage change in the S&P 500. A quarterly review is conducted to determine whether the holding account contains 12 months’ worth of policy charges. We purchase one-year call options on the S&P 500 to fund the indexed segment credits. Interest on each of the indexed segments is credited annually on a point-to-point basis. After any annual earned interest is credited to an indexed segment, the money is transferred back to the holding account where it can become eligible for a new indexed segment. Positive interest credit is subject to a cap. If the ending index value is less than the initial index value, the interest credit will be zero.

Our universal life with secondary guarantee product provides life insurance protection with flexible premium payments and fully guaranteed interest, cost of insurance charges and other expenses. The policy will remain in force for the guaranteed period even if the surrender value of the policy is zero, as long as the planned premiums are paid on time.

Underwriting

We follow formal underwriting standards and procedures designed to properly assess and quantify life insurance risks before issuing policies to individuals. To implement these procedures, we employ an underwriting staff of 11 underwriters who have an average of 15 years of experience in the insurance industry. We also utilize technology and automation to provide additional data to improve future risk selection.

Our underwriters review each application, which is prepared under the supervision of our agents, and supported by any required testing and records: blood, urine or oral fluid testing, paramedical/physicians’ examinations, motor vehicle or pharmacological inspection reports and medical records. We generally begin employing blood, oral fluid or urine testing (including HIV antibody testing) whenever the applicant is at least 18 and at face amounts of at least $50,000. Additional underwriting requirements and inspection reports are required as either the face amount or the age of the proposed insured increases. Based on available information, we may adjust the mortality charge or decline coverage completely.

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

Generally, tobacco use by a life insurance applicant within the preceding one-year period results in a substantially higher mortality charge. In accordance with industry practice, material misrepresentation on a policy application can result in the cancellation of the policy upon the return of any premiums paid. In 2018, we introduced a new life insurance underwriting rating for smokeless tobacco users. Previously, customers who used chewing tobacco were classified under the smokers’ rate.

Interest Crediting and Participating Dividend Policy

The interest crediting policy for our life insurance products is the same as for our traditional annuity products in the Annuity segment. See “Interest Crediting Policy” under the Annuity Segment discussion. We pay dividends, credit interest and determine other nonguaranteed elements on the individual insurance policies depending on the type of product. Some elements, such as dividends, are generally declared for a year at a time. Interest rates and other nonguaranteed elements are determined based on experience as it emerges and with regard to competitive factors. Weighted average contractual credited rates on our universal life contracts were 3.31% in 2019, 3.38% in 2018 and 3.76% in 2017. Our universal life contracts have guaranteed minimum crediting rates that range from 1.00% to 4.50%, with a weighted average guaranteed crediting rate of 3.42% at December 31, 2019 and 3.50% at December 31, 2018.

Interest Crediting Rates of Interest Sensitive Life Products Compared to Guarantees - Life Insurance Segment

Liabilities at
December 31, 2019
(Dollars in thousands)
Discretionary rate setting products with minimum guarantees:
Greater than or equal to 100 basis points over guarantee	$114,273
At guaranteed rate	778,725
Non-discretionary rate setting products	162,013
Total interest sensitive product liabilities	$1,055,011
Impact of unrealized gains and losses	(15,676)
Interest sensitive reserves	$1,039,335

Policyholder dividends are paid as declared on participating policies. Policyholder dividend scales are generally established annually and are based on the performance of assets supporting these policies, the mortality experience of the policies, expense levels and other factors. Our participating business does not have minimum guaranteed dividend rates.

In Force - Life Insurance Segment

	December 31,
	2019	2018	2017
	(Dollars in thousands, except face amounts in millions)
Number of policies - traditional life	365,399	365,909	365,382
Number of policies - universal life	72,972	69,832	66,382
Face amounts - traditional life	$53,320	$52,191	$50,842
Face amounts - universal life	8,246	7,777	7,276
Traditional insurance reserves	2,043,029	2,001,449	1,951,565
Interest sensitive reserves	1,039,335	989,513	979,858

Corporate and Other Segment

The Corporate and Other segment includes (i) wealth management services; (ii) advisory services for the management of investments for other companies; (iii) a management fee for managing the affiliated property-casualty companies; (iv) marketing and distribution services for the sale of mutual funds and insurance products not issued by us; (v) leasing services with affiliates; (vi) closed blocks of variable annuity, variable life and accident and health products; (vii) interest expense and (viii) investments and related investment income not specifically allocated to our product segments.

Wealth management services include the offering of financial planning, investment advisory and full-service brokerage services. We offer a personal and comprehensive approach to wealth management and have access to a broad selection of investment products and retail mutual funds. Revenues are primarily derived from fee-based advisory services and commissions from sales of mutual funds, debt and equity securities.

We previously issued our own variable products, but in 2010 discontinued underwriting new sales. The existing in force business remains on our books and we continue to administer this business. Variable premiums collected from prior sales were $48.0 million in 2019, $50.0 million in 2018 and $53.6 million in 2017. For a period between 2010 and 2017, we earned fees from the sale of variable products underwritten by another insurance company with variable product expertise. This was discontinued in 2017. A portion of these revenues was passed on to our agents as commissions for the underlying sales.

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

Primary Reinsurers as of December 31, 2019

Reinsurer	A.M. Best Rating	Amount of In Force Ceded	Reserve Credit
		(Dollars in millions)
Swiss Re Life & Health America Inc.	A+	$5,867.9	$29.4
RGA Reinsurance Company	A+	4,204.0	30.3
SCOR Global Life USA Reinsurance Company	A+	2,116.3	11.3
All other (11 reinsurers)*	A to A++	1,582.5	7.0
Total		$13,770.7	$78.0

*
All other includes Scottish Re and Employers Reassurance, which are not rated by A.M. Best. New business with Scottish Re was terminated in 2007 and with Employers Reassurance in 2004. As of December 31, 2019, $215.8 million of in force and $0.4 million of reserves were ceded to these two reinsurers.

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

Employees

At December 31, 2019, we had 1,751 full-time employees. A majority of our employees, including the executive officers, also provide services to Farm Bureau Property & Casualty Insurance Company and other affiliates pursuant to management agreements. None of our employees are members of a collective bargaining unit.

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

The London Interbank Offered Rate (LIBOR) benchmark rate is to be phased out after 2021. Uncertainty regarding replacement reference rates may adversely impact our investments that reference LIBOR. We continue to monitor developments regarding this change.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risks of Financial Instruments for further discussion of our interest rate risk exposure and information regarding our asset-liability management program.
Difficult conditions in the financial markets and the economy may materially adversely affect our business and results of operations.

Our results of operations are materially affected by conditions in the economy and financial markets. The U.S. economy and global economy have both slowed noticeably from a year ago, leading to lower U.S. Treasury yields compared to a year ago. Credit spreads have also narrowed, leading to low overall market yields. Portfolio investment yields will continue to decline across the life insurance and annuity industry as long as market yields remain below portfolio yields.
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
We manage our capital level to be consistent with statutory and rating agency requirements. As of December 31, 2019, we estimate that Farm Bureau Life has sufficient capital to meet our rating objectives. However, this capital may not be sufficient if significant future losses are incurred and access to additional capital is limited.

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

During a major downturn in the economy, we are subject to the risk that issuers of fixed maturity securities, other debt securities and commercial mortgage borrowers, will default on principal and interest payments. As of December 31, 2019, we held $7.7 billion of fixed income securities, $0.2 billion of which represented below-investment grade holdings. We generally do not purchase below-investment grade securities. Typically, the below-investment grade holdings we own were acquired as investment grade holdings, but subsequently downgraded. An increase in defaults on our fixed maturity securities and commercial mortgage loans could harm our financial strength and reduce our profitability.

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
The amount of dividends we have available to pay our common shareholders is limited to a certain extent by the amount of dividends our primary operating subsidiary, Farm Bureau Life, is able to pay to its parent, FBL Financial Group, Inc. Farm Bureau Life’s ability to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. At December 31, 2019, Farm Bureau Life’s statutory unassigned surplus was $508.9 million. There are certain additional limits to the amount of dividends that may be paid within a year without approval of the Insurance Division, Department of Commerce of the State of Iowa (the Iowa Insurance Division) as discussed in Note 7 to our consolidated financial statements included in Item 8. During 2020, the maximum amount available for distribution to FBL Financial Group, Inc. from Farm Bureau Life without regulatory approval is $98.5 million.

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
Our business is dependent upon effective technology for interacting with employees, agents, policyholders, vendors, third parties and investors. It is crucial to our business to reach a large number of people and secure, store and provide sizable amounts of information. If we do not maintain adequate systems to reflect technological advancements, we could experience adverse consequences including inadequate pricing, underwriting and reserving decisions, regulatory problems, security breaches or litigation exposure. This could adversely affect our relationships and ability to do business with our client/members and make it difficult to attract new customers.
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

We actively monitor state and federal laws and regulations for changes applicable to our business and our products. Changes could affect the design of our products, our ability to offer certain products and services and the way in which we conduct business; and thus could materially and adversely affect our business, financial condition or results of operations.

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

Regulations imposing new suitability or fiduciary obligations on our agents and registered representatives could increase our operations, regulatory and litigation risks. In 2019, the SEC adopted new regulations impacting securities products and services, including Regulation Best Interest and the Customer Relationship Summary requirement. We are in the process of implementing operational and disclosure changes to comply with the new regulations. Other regulatory bodies have proposed rules which could impose additional requirements or standards on our companies and producers. Until any other rules are finalized by such regulatory bodies, however, we are unable to assess the effect they might have on our business. If additional regulations are adopted, these new regulations could subject our companies and representatives to a higher standard of care and necessitate additional compliance requirements such as further disclosures, reporting and record keeping.

A significant change in accounting guidance could have a material effect on our financial condition or results of operations.

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. From time to time, we are required to adopt new or revised accounting standards. Future accounting standards we are required to adopt will change the current accounting treatment that we apply to our consolidated financial statements and such changes could have a material adverse effect on our financial condition and results of operations. The impact of accounting pronouncements that have been issued but not yet implemented, including a pending change regarding the accounting for insurance contracts and related acquisition costs, is discussed in Note 1 to our consolidated financial statements included in Item 8. In addition, our insurance subsidiaries are subject to statutory accounting principles. Certain changes in these accounting principles may materially impact our statutory capital levels and our view on capital adequacy.

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
The annuity and life insurance products that we market generally offer income tax advantages to policyholders as compared to other savings instruments, such as certificates of deposit and taxable bonds. Current federal income tax law allows for the deferral of income tax on the earnings during the accumulation period of certain annuity or insurance policies, as opposed to the current taxation of other savings instruments. In addition, life insurance death benefits are generally exempt from income tax. Future legislation could eliminate the tax deferral or tax exemption, or reduce the taxation of competing products which would adversely affect our financial position and results of operations.

Congress has also from time to time considered legislation that would increase the amount of income tax expense incurred by insurance companies.  To the extent legislation were enacted that increases corporate income tax rates or that reduces or eliminates tax credits, we would incur additional income tax expense, thereby reducing earnings. Additionally, the amount of tax currently due could be accelerated significantly by provisions that further modify the tax treatment of life insurance reserves, policy acquisition costs, depreciation or investment securities. The likelihood of enactment of any of these proposals and any adverse consequences they may cause us is uncertain.

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
Our employees are not subject to employment contracts. There can be no certainty regarding the length of time any of our executive officers will remain with us. Our inability to retain our key employees, or attract and retain additional qualified employees, could materially adversely affect our sales, results of operations and financial condition.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Market Information

The Class A common stock of FBL Financial Group, Inc. is traded on the New York Stock Exchange under the symbol FFG.

There is no established market for purchasing our Class B common stock, although it is convertible upon demand into Class A common stock on a share for share basis. As of January 14, 2020, there were approximately 4,500 holders of Class A common stock and 21 holders of record of Class B common stock.

Class B common stockholders receive dividends at the same rate as that declared on Class A common stock. We intend to declare regular quarterly cash dividends in the future, subject to the discretion of the Board of Directors, which depends in part upon general business conditions, legal restrictions and other factors the Board of Directors deems relevant. It is anticipated that the quarterly dividend rate for 2020 will increase to $0.50 per share and a special dividend of $1.50 per common share will be paid in the first quarter of 2020.

For restrictions on dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources” included in Item 7.

Comparison of Five-Year Total Return

Total Return Performance
200
150
100
50
Index Value
FBL Financial Group, Inc.
S&P 500 Index
S&P 500 Life & Health Insurance Index
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19

	Period ended
	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
FBL Financial Group, Inc.	$100.00	$116.54	$151.88	$142.10	$140.16	$132.62
S&P 500 Index	100.00	101.38	113.51	138.29	132.23	173.86
S&P 500 Life & Health Insurance Index	100.00	93.69	116.98	136.20	107.91	132.92

Source: S&P Global Market Intelligence

The performance graph shows a comparison of the cumulative total return over the past five years of our Class A common stock, the S&P 500 Index and the S&P 500 Life and Health Insurance Index. The graph plots the changes in value of an initial $100 investment, assuming reinvestment of dividends.

Issuer Purchases of Equity Securities

We had no issuer repurchases of equity securities for the quarter ended December 31, 2019. We have $36.3 million available under the repurchase program announced on March 1, 2018, which will expire March 31, 2022. The program authorizes us to make repurchases of Class A common stock in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. Completion of the program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares, if any, that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

	As of or for the year ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands, except per share data)
Consolidated Statement of Income Data
Interest sensitive product charges	$127,113	$122,789	$112,936	$111,928	$114,584
Traditional life insurance premiums	197,863	198,312	195,330	196,914	190,956
Net investment income	424,998	394,618	415,199	404,170	391,149
Realized gains (losses) on investments	7,604	(12,274)	(954)	(1,763)	10,489
Total revenues	774,681	719,626	737,911	726,414	722,809

Net income (1)	126,308	93,822	187,333	102,838	110,363
Per common share:
Earnings (1)	5.09	3.76	7.47	4.11	4.42
Earnings - assuming dilution (1)	5.09	3.75	7.47	4.10	4.41
Cash dividends (2)	3.42	3.34	3.26	3.68	3.60
Weighted average common shares outstanding - assuming dilution	24,770,675	24,944,601	25,057,445	25,029,083	25,016,483

Consolidated Balance Sheet Data
Total investments	$9,091,623	$8,414,118	$8,620,243	$8,174,660	$7,722,753
Assets held in separate accounts	645,881	561,281	651,963	597,072	625,257
Total assets	10,480,206	9,833,630	10,053,401	9,557,589	9,127,995
Long-term debt	97,000	97,000	97,000	97,000	97,000
Total liabilities	8,994,290	8,649,371	8,676,276	8,374,034	7,993,843
Total stockholders’ equity (3)	1,485,916	1,184,259	1,377,125	1,183,555	1,134,152
Book value per common share (3)	60.12	47.78	55.12	47.42	45.59

Notes to Selected Consolidated Financial Data

(1)	See Results of Operations in Item 7, Management’s Discussion and Analysis for discussion on net income and earnings per share.

(2)
Dividends in 2019, 2018 and 2017 include a special $1.50 per share cash dividend to Class A and B common shareholders. Dividends in 2016 and 2015 include a special $2.00 per share cash dividend to Class A and B common shareholders.

(3)
Amounts are impacted by accumulated other comprehensive income totaling $354.7 million in 2019, $91.3 million in 2018, $285.0 million in 2017, $149.6 million in 2016, and $114.5 million in 2015. These amounts are net of deferred income taxes and other adjustments for assumed changes in deferred acquisition costs, unearned revenue reserve, value of insurance in force acquired and policyholder liabilities.

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

Overview and Profitability

We operate predominantly in the life insurance industry through our principal subsidiary, Farm Bureau Life. Farm Bureau Life markets individual life insurance policies and annuity contracts to Farm Bureau members and other individuals and businesses in the Midwestern and Western sections of the United States through an exclusive agency force. Other subsidiaries provide external wealth management services as well as investment management and other support services to our affiliated insurance companies. In addition, we manage two Farm Bureau affiliated property-casualty companies.

We analyze operations by reviewing financial information regarding our primary products that are aggregated in Annuity and Life Insurance product segments. In addition, our Corporate and Other segment includes our wealth management business, various support operations, corporate capital and other product lines that are not currently underwritten by the Company. We analyze our segment results based on pre-tax adjusted operating income, which excludes the impact of certain items that are included in pre-tax net income. Pre-tax adjusted operating income is the same basis used for segment reporting under U.S. generally accepted accounting principles (GAAP). We also analyze operations using adjusted operating income on a post-tax basis, which excludes the initial impact from changes in tax laws. Adjusted operating income on a post-tax basis is not a measure used in financial statements prepared in accordance with GAAP, but is a common life insurance industry measure of performance. We have included a reconciliation to the comparable GAAP measure herein. See Note 13 to our consolidated financial statements included in Item 8 for further information regarding how we define our segments and pre-tax adjusted operating income.

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

Economic and other environmental factors that may impact our business include, but are not limited to, the following:

•	The U.S. 10-year Treasury yield decreased during 2019 from 2.69% at December 31, 2018 to 1.92% at December 31, 2019.

•	Gross Domestic Product increased at an annual rate of 2.3% during 2019 based on recent estimates.

•	U.S. unemployment was estimated to be 3.5% at year-end 2019.

•	U.S. net farm income is estimated to have increased 10.2% and farm real estate value is estimated to have increased 2.1% during 2019 according to recent U.S. Department of Agriculture estimates.

•	The long-term impact of the Tax Cuts and Jobs Act of 2017 (Tax Act) on the general U.S. economy, business initiatives and consumer demand for our insurance products.

The interest rate environment continues to impact our investment yields as well as the interest we credit on our interest sensitive products. After peaking at 3.24 percent in November of 2018, the 10-year Treasury yield reversed course, ending 2018 at 2.69 percent. Rates continued to move lower throughout 2019 and the 10-year Treasury yield ended the year at 1.92 percent. In addition, average corporate credit spreads decreased by 21 basis points in the fourth quarter of 2019 and 58 basis points for the year. We attempt to keep our crediting rates comparable to other insurance companies to maintain a competitive position within the market, however offering attractive annuity and universal life products is challenging with all-in yields remaining low. The fair value of our fixed maturity security portfolio increased throughout 2019 due to the decrease in market interest rates. See the segment discussion and “Financial Condition” section that follows for additional information regarding the impact of low market interest rates on our business.

Results of Operations for the Three Years Ended December 31, 2019

	Year ended December 31,			Change over prior year
	2019	2018	2017	2019	2018
	(Dollars in thousands, except per share data)
Net income attributable to FBL Financial Group, Inc.	$126,209	$93,793	$187,305	35%	(50)%
Net income adjustments:
Initial impact of the Tax Act (1)	—	(617)	(81,157)	(100)%	(99)%
Net realized gains/losses on investments (2)	(5,813)	9,546	459	(161)%	1,980%
Change in fair value of derivatives (2)	(2,703)	6,188	(2,549)	(144)%	(343)%
Adjusted operating income (3)	$117,693	$108,910	$104,058	8%	5%

Pre-tax adjusted operating income:
Annuity segment	$52,834	$62,846	$68,821	(16)%	(9)%
Life Insurance segment	67,134	47,680	53,856	41%	(11)%
Corporate and Other segment	16,309	16,013	23,350	2%	(31)%
Total pre-tax adjusted operating income	136,277	126,539	146,027	8%	(13)%
Income taxes on adjusted operating income	(18,584)	(17,629)	(41,969)	5%	(58)%
Adjusted operating income (3)	$117,693	$108,910	$104,058	8%	5%

Earnings per common share - assuming dilution	$5.09	$3.75	$7.47	36%	(50)%
Adjusted operating income per common share - assuming dilution (3)	$4.75	$4.36	$4.15	9%	5%
Effective tax rate on adjusted operating income	14%	14%	29%
Average invested assets, at amortized cost (4)	$8,347,559	$8,260,499	$7,970,374	1%	4%
Annualized yield on average invested assets (4)	4.95%	5.13%	5.28%

Other data (2):
Death benefits, net of reinsurance and reserves released	$(97,202)	$(93,941)	$(89,743)	3%	5%
Unlocking deferred acquisition costs, deferred sales inducements, unearned revenue reserve and certain interest sensitive product reserves	$5,791	$(227)	$682	(2,651)%	(133)%
Estimated impact from separate account performance on amortization of deferred acquisition costs, deferred sales inducements and unearned revenue reserve	$2,923	$(3,646)	$1,683	(180)%	(317)%
Other investment-related income included in net investment income (5)	$4,487	$4,810	$7,905	(7)%	(39)%
Voluntary early retirement program expense	$—	$(6,056)	$—	(100)%	100%

(1)
Amount represents a change in our deferred tax assets and liabilities due to the initial impact of the enactment of the Tax Act. See Note 5 to our consolidated financial statements included in Item 8 for additional information.

(2)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves and deferred acquisition costs, as well as changes in interest sensitive product reserves and income taxes attributable to these items.

(3)	Adjusted operating income is a non-GAAP measure of earnings, see Note 13 to our consolidated financial statements included in Item 8 for additional information.

(4)	Average invested assets and annualized yield, including investments held as securities and indebtedness of related parties.

(5)	Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our payment speed assumptions.

Net income increased in 2019, compared to 2018, primarily due to changes in net realized gains/losses from investments and changes in fair value of derivatives. Net income and adjusted operating income increased in 2019, compared to 2018, due to the impact of unlocking actuarial assumptions, a decrease in amortization of deferred acquisition costs from the impact of market performance on our variable business and increased earnings from an increase in the volume of business in force. These increases in net income and adjusted operating income were partially offset by increases in death benefits and less spread income earned from lower yields on invested assets.

Net income decreased in 2018, compared to 2017, primarily due to the adjustment made in 2017 for the initial impact of the Tax Act. Net income and adjusted operating income were positively impacted by reduced income tax rates related to changes under the Tax Act and increased earnings from an increase in the volume of business in force. These increases in income were partially offset by an increase in interest sensitive product benefits, an increase in expenses, lower other investment-related income and an increase in amortization of deferred acquisition costs from the impact of market performance on our variable business. Net income was also negatively impacted by net unrealized losses from investments and changes in fair value of derivatives.

We periodically revise key assumptions used in the calculation of the amortization of deferred acquisition costs, value of insurance in force acquired, deferred sales inducements, unearned revenue reserve for participating life insurance and interest sensitive products, as well as certain reserves on interest sensitive products, as applicable, through an unlocking process. These assumptions typically consist of withdrawal and lapse rates, earned spreads and mortality with revisions based on historical results and our best estimate of future experience. The impact of unlocking is recorded in the current period as an increase or decrease to amortization of the respective balances. While the unlocking process can take place at any time, as needs dictate, the process typically takes place annually. See the discussion that follows for further details of the unlocking impact to our operating segments.

Annuity Segment
	Year ended December 31,			Change over prior year
	2019	2018	2017	2019	2018
	(Dollars in thousands)
Adjusted operating revenues:
Interest sensitive product charges	$6,681	$5,173	$4,484	29%	15%
Net investment income	205,857	218,823	219,700	(6)%	—%
Total adjusted operating revenues	212,538	223,996	224,184	(5)%	—%

Adjusted operating benefits and expenses:
Interest sensitive product benefits	118,085	124,015	122,224	(5)%	1%
Underwriting, acquisition and insurance expenses:
Commissions net of deferrals	2,063	2,027	2,162	2%	(6)%
Amortization of deferred acquisition costs	16,374	11,243	8,506	46%	32%
Amortization of value of insurance in force	654	674	678	(3)%	(1)%
Other underwriting expenses	22,528	23,191	21,793	(3)%	6%
Total underwriting, acquisition and insurance expenses	41,619	37,135	33,139	12%	12%
Total adjusted operating benefits and expenses	159,704	161,150	155,363	(1)%	4%
Pre-tax adjusted operating income	$52,834	$62,846	$68,821	(16)%	(9)%

Other data
Annuity premiums collected, direct (1)	$251,971	$285,438	$284,620	(12)%	—%
Policy liabilities and accruals, end of period	4,440,276	4,374,798	4,319,064	1%	1%
Average invested assets, at amortized cost	4,494,934	4,523,665	4,356,670	(1)%	4%
Other investment-related income included in net investment income (2)	3,823	5,576	7,075	(31)%	(21)%
Average individual annuity account value	3,179,197	3,135,247	3,033,636	1%	3%

Earned spread on individual annuity products:
Weighted average yield on cash and invested assets	4.73%	4.87%	5.15%
Weighted average crediting rate	2.56%	2.51%	2.59%
Spread	2.17%	2.36%	2.56%

Individual annuity withdrawal rate	5.7%	5.3%	4.2%

(1)	Premiums collected is a non-GAAP measure of sales production, see Note 13 to our consolidated financial statements included in Item 8 for additional information.

(2)	Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our payment speed assumptions.

Pre-tax adjusted operating income for the Annuity segment decreased in 2019, compared to 2018, primarily due to lower spread income earned and the impact of unlocking actuarial assumptions. Pre-tax adjusted operating income decreased in 2018, compared to 2017, primarily due to lower other investment-related income, an increase in other underwriting expenses and an increase in amortization of deferred acquisition costs.

The average aggregate account value for individual annuity contracts in force increased in 2019 and 2018, compared to the prior periods, due to continued sales and the crediting of interest. Continued growth in our indexed annuity business in force drives increases in interest sensitive product charges. Premiums collected decreased in 2019, compared to 2018, due to decreased sales of our fixed rate deferred and indexed annuity products. Premiums collected increased in 2018, compared to 2017, due to increased sales of our indexed annuity products, partially offset by decreased sales of our fixed rate deferred annuity products. Individual fixed rate deferred annuity collected premiums were $118.6 million in 2019, $139.0 million in 2018 and $167.7 million in 2017. Indexed annuity collected premiums were $128.2 million in 2019, $137.6 million in 2018 and $110.6 million in 2017. Outstanding funding agreements with FHLB, which are included in policyholder liabilities, totaled $488.4 million at December 31, 2019, $446.0 million at December 31, 2018 and $415.1 million at December 31, 2017.

The individual annuity withdrawal rate increased in 2019 and 2018, compared to prior year periods, due to certain policies reaching the end of their interest rate guarantee period and the competitiveness of our current crediting rates relative to other financial institutions.

In 2018, we offered a voluntary early retirement program to certain employees. The impact of the program to the Annuity segment was a $1.9 million increase in other underwriting expenses and a $0.6 million increase in investment expenses, which lowered net investment income.

Amortization of deferred acquisition costs and deferred sales inducements changed in 2019 and 2018, compared to prior year periods, due to unlocking actuarial assumptions and changes in actual and expected profits on the underlying business. Unlocking generally reflects changes in our projected earned spreads, policy lapses and mortality assumptions. Unlocking in 2019 was driven by a change in our withdrawal rate assumptions. The impact of unlocking on pre-tax adjusted operating income was as follows:

Impact of Unlocking on Pre-tax Adjusted Operating Income

	Year ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Amortization of deferred sales inducements reported in interest sensitive product benefits	$(195)	$13	$10
Amortization of deferred acquisition costs	(4,668)	236	1,743
Changes in reserves reported in interest sensitive product benefits	—	—	(228)
Increase (decrease) to pre-tax adjusted operating income	$(4,863)	$249	$1,525
Net investment income decreased in 2019, compared to 2018, due to decreases in yields on invested assets and investment income associated with purchased call options supporting our indexed annuity products. The decrease in interest sensitive product benefits in 2019, compared to 2018, was due to the impact of a decrease in the amount of fixed individual annuity business in force and the impact of changes in the underlying markets to our index credits and certain reserves associated with our indexed annuity products.

The weighted average yield on cash and invested assets for individual annuities decreased in 2019 and 2018, compared to the prior periods, primarily due to lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, compared with the average existing portfolio yield and lower other investment-related income. See the “Financial Condition” section that follows for additional information regarding the yields obtained on investment acquisitions. Weighted average crediting rates on our individual annuity products increased in 2019, compared to 2018, due to increased cost of our call options supporting our indexed annuity products. Weighted average crediting rates on our individual annuity products decreased in 2018, compared to 2017, due to crediting rate actions taken in 2018 and 2017 in response to the declining portfolio yield and a change in the underlying product mix.

Life Insurance Segment
	Year ended December 31,			Change over prior year
	2019	2018	2017	2019	2018
	(Dollars in thousands)
Adjusted operating revenues:
Interest sensitive product charges and other income	$76,201	$73,879	$64,945	3%	14%
Traditional life insurance premiums	197,863	198,312	195,330	—%	2%
Net investment income	158,230	158,003	158,318	—%	—%
Total adjusted operating revenues	432,294	430,194	418,593	—%	3%

Adjusted operating benefits and expenses:
Interest sensitive product benefits:
Interest and index credits	35,198	36,286	34,447	(3)%	5%
Death benefits and other	61,069	65,086	57,185	(6)%	14%
Total interest sensitive product benefits	96,267	101,372	91,632	(5)%	11%
Traditional life insurance benefits:
Death benefits	93,104	84,921	86,901	10%	(2)%
Surrender and other benefits	38,798	37,842	35,416	3%	7%
Increase in traditional life future policy benefits	42,747	52,436	50,708	(18)%	3%
Total traditional life insurance benefits	174,649	175,199	173,025	—%	1%
Distributions to participating policyholders	10,053	10,130	10,140	(1)%	—%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	19,500	19,113	19,240	2%	(1)%
Amortization of deferred acquisition costs	2,819	15,264	14,368	(82)%	6%
Amortization of value of insurance in force	1,488	1,492	1,500	—%	(1)%
Other underwriting expenses	63,608	63,784	57,573	—%	11%
Total underwriting, acquisition and insurance expenses	87,415	99,653	92,681	(12)%	8%
Total adjusted operating benefits and expenses	368,384	386,354	367,478	(5)%	5%
	63,910	43,840	51,115	46%	(14)%
Equity income, before tax	3,224	3,840	2,741	(16)%	40%
Pre-tax adjusted operating income	$67,134	$47,680	$53,856	41%	(11)%

Other data
Life premiums collected, net of reinsurance (1)	$310,727	$304,229	$292,344	2%	4%
Policy liabilities and accruals, end of period	3,082,364	2,990,962	2,896,255	3%	3%
Life insurance in force, end of period	61,566,233	59,968,574	58,117,575	3%	3%
Average invested assets, at amortized cost (2)	3,146,631	3,033,978	2,925,719	4%	4%
Other investment-related income included in net investment income (3)	1,915	2,320	3,270	(17)%	(29)%
Average interest sensitive life account value	879,263	853,993	830,886	3%	3%

Interest sensitive life insurance spread:
Weighted average yield on cash and invested assets (2)	5.17%	5.33%	5.70%
Weighted average crediting rate	3.77%	3.66%	3.87%
Spread	1.40%	1.67%	1.83%

Life insurance lapse and surrender rates	4.6%	4.6%	4.7%
Death benefits, net of reinsurance and reserves released	$96,724	$97,477	$88,615	(1)%	10%

(1)	Premiums collected is a non-GAAP measure of sales production, see Note 13 to our consolidated financial statements included in Item 8 for additional information.

(2)	Average invested assets and weighted average yield including investments held as securities and indebtedness of related parties.

(3)	Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our payment speed assumptions.

Pre-tax adjusted operating income for the Life Insurance segment increased in 2019, compared to 2018, primarily due to the impact of unlocking actuarial assumptions and the impact from an increase in the volume of business in force. Pre-tax adjusted operating income decreased in 2018, compared to 2017, primarily due to lower other investment-related income, an increase in interest sensitive death benefits and other underwriting expenses, partially offset by the impact of increases in the volume of business in force. Interest sensitive benefits were higher in 2018 due to a change in estimate of the impact of a prior period immaterial error.

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

Death benefits vary from year-to-year due to changes in claim counts and average claim size.

Amortization of deferred acquisition costs, deferred sales inducements and unearned revenue reserves changed in 2019 and 2018, compared to prior periods, due to unlocking actuarial assumptions and changes in actual and expected profits on the underlying business. Amortization, as well as reserves held on certain interest sensitive products, also changed due to the impact of unlocking. Unlocking generally reflects changes in our projected earned spreads, policy lapses, premium persistency and mortality assumptions. During 2019, unlocking also included the extension of the deferred acquisition cost amortization period for our participating whole life insurance business based on an increase in persistency rates. The impact of unlocking on pre-tax adjusted operating income was as follows:

Impact of Unlocking on Pre-tax Adjusted Operating Income

	Year ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Amortization of unearned revenue reserve reported in interest sensitive product charges and other income	$(386)	$420	$(1,166)
Amortization of deferred sales inducements reported in interest sensitive product benefits	45	(209)	422
Amortization of deferred sales inducements reported in traditional life insurance benefits	252	65	55
Amortization of deferred acquisition costs	13,545	2,152	3,873
Changes in reserves reported in interest sensitive product benefits	(1,062)	(4,755)	(5,574)
Increase (decrease) to pre-tax adjusted operating income	$12,394	$(2,327)	$(2,390)

In 2018, we offered a voluntary early retirement program to certain employees. The impact of the program to the Life Insurance segment was a $3.6 million increase in other underwriting expenses and a $0.4 million increase in investment expenses, which lowered net investment income. Excluding the impact of the voluntary early retirement program in 2018, other underwriting expenses increased in 2019, compared to 2018, due to expenses associated with system enhancements and various other general expense increases associated with the growth of our business.

The weighted average yield on cash and invested assets for interest sensitive life insurance products decreased in 2019 and 2018, compared to prior periods, due to lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, compared with the average existing portfolio yield and lower other investment-related income. See the “Financial Condition” section that follows for additional information regarding the yields obtained on investment acquisitions. Weighted average crediting rates on our interest sensitive life insurance products increased in 2019, compared to 2018, due to increased cost of our call options supporting our indexed universal life product. Weighted average interest crediting rates on our interest sensitive life insurance products decreased in 2018, compared to 2017, due to crediting rate actions taken on various products in 2018 and 2017, partially offset by an increase in option costs.

Corporate and Other Segment
	Year ended December 31,			Change over prior year
	2019	2018	2017	2019	2018
	(Dollars in thousands)
Adjusted operating revenues:
Interest sensitive product charges	$42,284	$43,622	$43,517	(3)%	—%
Net investment income	34,302	33,272	34,918	3%	(5)%
Other income	17,644	16,787	15,905	5%	6%
Total adjusted operating revenues	94,230	93,681	94,340	1%	(1)%

Adjusted operating benefits and expenses:
Interest sensitive product benefits	39,180	34,465	39,060	14%	(12)%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	2,855	2,662	2,954	7%	(10)%
Amortization of deferred acquisition costs	1,801	8,869	488	(80)%	1,717%
Other underwriting expenses	5,041	5,975	6,471	(16)%	(8)%
Total underwriting, acquisition and insurance expenses	9,697	17,506	9,913	(45)%	77%
Interest expense	4,850	4,851	4,850	—%	—%
Other expenses	25,246	22,595	18,382	12%	23%
Total adjusted operating benefits and expenses	78,973	79,417	72,205	(1)%	10%
	15,257	14,264	22,135	7%	(36)%
Net income attributable to noncontrolling interest	(99)	(29)	(28)	241%	4%
Equity income, before tax	1,151	1,778	1,243	(35)%	43%
Pre-tax adjusted operating income	$16,309	$16,013	$23,350	2%	(31)%

Other data
Average invested assets, at amortized cost (1)	$705,994	$702,856	$687,986	—%	2%
Other investment-related income included in net investment income (2)	1,009	157	1,368	543%	(89)%
Average interest sensitive life account value	360,892	361,827	362,897	—%	—%
Death benefits, net of reinsurance and reserves released	25,841	21,043	25,376	23%	(17)%
Estimated impact on pre-tax adjusted operating income from separate account performance on amortization of deferred acquisition costs, deferred sales inducements and unearned revenue reserve	3,700	(4,615)	2,131	(180)%	(317)%

(1)	Average invested assets including investments held as securities and indebtedness of related parties.

(2)	Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our prepayment speed assumptions.

Pre-tax adjusted operating income for the Corporate and Other segment increased in 2019, compared to 2018, primarily due to a decrease in amortization of deferred acquisition costs driven by the impact of favorable market performance on our variable business, partially offset by the impact of unlocking actuarial assumptions and increases in expenses and death benefits. Pre-tax adjusted operating income decreased in 2018, compared to 2017, primarily due to lower net investment income including lower other investment-related income, an increase in amortization of deferred acquisition costs from the impact of market performance on our variable business and an increase in other expenses, partially offset by a decrease in death benefits.

Death benefits, net of reinsurance and reserves released, increased in 2019, compared to 2018, due to increases in the number of claims reported and higher average size of claims. Death benefits, net of reinsurance and reserves released, decreased in 2018, compared to 2017, primarily due to a decrease in the number of claims reported.

Amortization of deferred acquisition costs, deferred sales inducements and unearned revenue reserves decreased in 2019, compared to 2018, primarily due to favorable market performance on our variable business, partially offset by the impact of unlocking. Amortization of deferred acquisition costs, deferred sales inducements, and unearned revenue reserves increased in 2018, compared to 2017, primarily due to the unfavorable impact of market performance on our variable business. Unlocking generally reflects changes in projected earned spreads, separate account performance and withdrawal and mortality assumptions. The impact of unlocking on pre-tax adjusted operating income for the three years was as follows:

Impact of Unlocking on Pre-tax Adjusted Operating Income

	Year ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Amortization of unearned revenue reserve reported in interest sensitive product charges	$(94)	$(667)	$(579)
Amortization of deferred sales inducements reported in interest sensitive product benefits	26	76	98
Amortization of deferred acquisition costs	(135)	2,382	3,194
Changes in reserves reported in interest sensitive product benefits	2	—	(799)
Increase (decrease) to pre-tax adjusted operating income	$(201)	$1,791	$1,914

Other income and other expenses include fees and expenses from sales of brokered products and operating results of our non-insurance subsidiaries, including wealth management services, advisory, management and leasing activities. Other income and other expenses increased in 2019 and 2018, compared to the prior year periods, primarily due to expanding our wealth management business. The expansion of our wealth management business has increased administrative costs along with the costs of implementing a new delivery platform to allow for additional product offerings and an enhanced customer experience. Revenues associated with our wealth management expansion have increased modestly as we continue to be in the initial stages of developing this business, increasing $1.8 million in 2019 and $0.5 million in 2018 compared to the prior year periods. Expenses, including commissions, associated with our wealth management expansion have increased $3.7 million during 2018 and $2.8 million in 2018 compared to prior year periods. In 2018, we also offered a voluntary early retirement program to certain employees resulting in a $1.1 million increase in other expenses in the Corporate and Other segment.

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

The level of gains and losses for these entities normally fluctuates from period to period depending on the prevailing economic environment, changes in the value of underlying investments held by the investment partnerships, the timing and success of initial public offerings or exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures. Equity income, net of related taxes was $3.5 million in 2019, $4.4 million in 2018 and $2.6 million in 2017. See Note 2 to our consolidated financial statements included in Item 8 for further information.

Income Taxes on Adjusted Operating Income

The effective tax rate on adjusted operating income was 13.6% for 2019, 13.9% for 2018 and 28.7% for 2017. The 2019 and 2018 effective tax rates differ from the 2017 rate due to the decrease in the federal corporate income tax rate from 35% to 21% under the Tax Act, effective for 2018. As discussed in Note 13 to our consolidated financial statements included in Item 8, the impact related to the initial enactment of the Tax Act is excluded from adjusted operating income. The effective tax rates differ from the federal statutory rate of 21% in 2019 and 2018 and 35% in 2017 primarily due to the impact of low income housing tax credit (LIHTC) investments and tax-exempt investment income. The effective rate for 2019 also differs from the federal statutory rate due to non-recurring tax benefits of $2.5 million resulting from the execution of a tax planning strategy to adjust our tax-basis policy reserves. See Note 5 to our consolidated financial statements included in Item 8 for additional information on income taxes.

Components of income tax
	Year ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Income tax benefit (expense)	$(19,929)	$(11,650)	$39,983
Tax on equity income	(919)	(1,179)	(1,394)
Net income adjustments:
Impact of change in federal tax rate (1)	—	(617)	(81,157)
Income tax offset on net income adjustments	2,264	(4,183)	599
Income taxes on adjusted operating income	$(18,584)	$(17,629)	$(41,969)

Income taxes on adjusted operating income before benefits of LIHTC investments	$(22,088)	$(21,455)	$(46,808)
Amounts related to LIHTC investments	3,504	3,826	4,839
Income taxes on adjusted operating income	$(18,584)	$(17,629)	$(41,969)

(1)
Amount represents a change in our deferred tax assets and liabilities and other items impacted by the enactment of the Tax Act. See Note 5 to our consolidated financial statements included in Item 8 for additional information.

Impact of Adjustments to Net Income Attributable to FBL

	Year ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Initial impact of the Tax Act (1)	$—	$617	$81,157
Realized gains (losses) on investments and change in fair value of equity securities and derivatives	11,162	(24,512)	1,630
Offsets: (2)
Change in amortization	(586)	1,782	365
Reserve change on interest sensitive products	204	2,813	694
Income tax	(2,264)	4,183	(599)
Net impact of adjustments to net income	$8,516	$(15,117)	$83,247
Net impact per common share - basic and assuming dilution	$0.34	$(0.61)	$3.32

(1)
Amount represents a change in our deferred tax assets and liabilities and other items impacted by the enactment of the Tax Act. See Note 5 to our consolidated financial statements included in Item 8 for additional information.

(2)
The items excluded from adjusted operating income impact the amortization of deferred acquisition costs and unearned revenue reserve. Certain interest sensitive reserves as well as income taxes are also impacted.

Income taxes on adjustments to net income have been recorded at 21% in 2019 and 2018 and 35% in 2017 as there are no permanent differences between book and taxable income relating to these adjustments.

Realized Gains (Losses) on Investments

	Year ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Realized gains (losses) on investments:
Realized gains	$6,686	$2,215	$1,770
Realized losses	(3,829)	(1,354)	(1,171)
Change in unrealized gains/losses on equity securities	5,666	(8,137)	—
Total other-than-temporary impairment charges	(919)	(5,072)	(1,553)
Net realized investment gains (losses)	7,604	(12,348)	(954)
Non-credit losses included in other comprehensive income (loss)	—	74	—
Total reported in statements of operations	$7,604	$(12,274)	$(954)

The level of realized gains (losses) is subject to fluctuation from period to period due to movements in credit spreads and prevailing interest rates, changes in the economic environment, the timing of the sales of the investments generating the realized gains and losses, as well as the timing of other than temporary impairment charges, recovery of allowances and unrealized gains and losses on equity securities. See “Financial Condition - Investments” and Note 2 to our consolidated financial statements included in Item 8 for details regarding our unrealized gains and losses on available-for-sale securities at December 31, 2019 and 2018.

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

Investment Credit Impairment Losses Recognized in Net Income

	Year ended December 31,
	2019	2018	2017
	(Dollars in thousands)

Corporate securities:
Construction	$—	$308	$1,420
Energy	—	1,014	—
Finance	—	26	—
Residential mortgage-backed	—	62	83
Other asset-backed	869	760	—
Mortgage loans	—	2,778	—
Securities and indebtedness of related parties	50	50	50
Total other-than-temporary impairment losses reported in net income	$919	$4,998	$1,553
Fixed maturity other-than-temporary credit losses for 2019 included an asset-backed bond due to a decline in expected cash flows.

Fixed maturity other-than-temporary credit losses for 2018 included an energy sector bond due to the commencement of bankruptcy proceedings, an asset backed security due to concerns regarding the company’s recovery plan, and a construction sector bond due to a missed bond payment. We also increased our valuation allowance on a mortgage loan due to the commencement of bankruptcy proceedings.

Fixed maturity other-than-temporary credit losses for 2017 occurred in the construction sector due to an expected reduction in future revenue and the declining liquidity of an issuer.

Financial Condition

Investments

Our investment portfolio increased 8.1% to $9,091.6 million at December 31, 2019, compared to $8,414.1 million at December 31, 2018. The portfolio increase is primarily due to $510.6 million of net unrealized appreciation of fixed maturities. Additional details regarding securities in an unrealized gain or loss position at December 31, 2019 are included in the discussion that follows and in Note 2 to our consolidated financial statements included in Item 8. Details regarding investment impairments are discussed above in the “Realized Gains (Losses) on Investments” section under “Results of Operations.”

We manage the investment portfolio to optimize risk-adjusted yield within the context of prudent asset-liability management. We evaluate multiple cash flow testing scenarios as part of this process. The Company’s investment policy calls for investing primarily in high-quality fixed maturities and commercial mortgage loans.

Fixed Maturity Acquisitions Selected Information

	Year ended December 31,
	2019	2018
	(Dollars in thousands)
Cost of acquisitions:
Corporate	$376,637	$153,696
Mortgage- and asset-backed	361,674	433,098
Tax-exempt municipals	71,630	97,456
Taxable municipals	8,820	—
Total	$818,761	$684,250

Effective annual yield	3.74%	4.09%
Credit quality
NAIC 1 designation	71.7%	85.7%
NAIC 2 designation	28.3%	14.3%
Weighted-average life in years	15.0	15.0

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

A portion of the securities acquired during 2019 and 2018 were acquired with the proceeds from advances on our funding agreements with the FHLB. The securities acquired to support these funding agreements often carry a lower average yield than securities acquired to support our other insurance products, due to the shorter maturity and relatively low interest rate paid on those advances. In addition, certain municipal securities acquired are exempt from federal income taxes, and accordingly have a higher actual return than reflected in the yields stated above. The average yield of the securities acquired, excluding the securities supporting the funding agreements and using a tax-adjusted yield for the municipal securities, was 3.84% in 2019 and 4.19% in 2018.

Investment Portfolio Summary

	December 31, 2019		December 31, 2018
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities - available for sale:
Public	$5,763,570	63.4%	$5,367,590	63.8%
144A private placement	1,699,924	18.7	1,477,550	17.6
Private placement	239,134	2.6	187,905	2.2
Total fixed maturities - available for sale	7,702,628	84.7	7,033,045	83.6
Equity securities	100,228	1.1	92,857	1.1
Mortgage loans	1,011,678	11.2	1,039,829	12.4
Real estate	955	—	1,543	—
Policy loans	201,589	2.2	197,366	2.3
Short-term investments	11,865	0.1	15,713	0.2
Other investments	62,680	0.7	33,765	0.4
Total investments	$9,091,623	100.0%	$8,414,118	100.0%

As of December 31, 2019, 97.7% (based on carrying value) of the available-for-sale fixed maturities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of December 31, 2019, no single non-investment grade holding exceeded 0.2% of total investments.

Credit Quality by NAIC Designation and Equivalent Rating

		December 31, 2019		December 31, 2018
NAIC Designation	Equivalent Rating (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$5,255,079	68.2%	$4,802,497	68.3%
2	BBB	2,268,920	29.5	2,063,069	29.3
	Total investment grade	7,523,999	97.7	6,865,566	97.6
3	BB	123,120	1.6	105,544	1.5
4	B	38,272	0.5	48,051	0.7
5	CCC	17,231	0.2	9,640	0.1
6	In or near default	6	—	4,244	0.1
	Total below investment grade	178,629	2.3	167,479	2.4
	Total fixed maturities - available for sale	$7,702,628	100.0%	$7,033,045	100.0%

(1)
Equivalent ratings are based on those provided by nationally recognized rating agencies with some exceptions for certain residential mortgage, commercial mortgage- and asset-backed securities that are based on the expected loss of the security rather than the probability of default. This may result in a final designation being higher or lower than the equivalent credit rating.

See Note 2 to our consolidated financial statements included in Item 8 for a summary of fixed maturities by contractual maturity date.

Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification

	December 31, 2019
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$337,004	$330,254	$33,472	$6,750	$(259)
Capital goods	302,566	292,480	28,427	10,086	(278)
Communications	143,907	139,092	17,900	4,815	(453)
Consumer cyclical	154,744	145,584	12,971	9,160	(357)
Consumer non-cyclical	611,618	554,145	68,658	57,473	(4,057)
Energy	420,805	384,898	42,177	35,907	(6,637)
Finance	692,341	667,173	62,295	25,168	(2,287)
Transportation	129,421	116,659	11,186	12,762	(415)
Utilities	158,073	155,105	15,617	2,968	(23)
Technology	804,317	770,167	123,232	34,150	(765)
Other	24,154	24,154	2,114	—	—
Total corporate securities	3,778,950	3,579,711	418,049	199,239	(15,531)
Mortgage- and asset-backed securities	2,432,382	2,092,650	144,832	339,732	(5,956)
United States Government and agencies	14,123	11,629	1,711	2,494	(5)
States and political subdivisions	1,477,173	1,451,870	145,125	25,303	(866)
Total	$7,702,628	$7,135,860	$709,717	$566,768	$(22,358)

	December 31, 2018
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$321,192	$194,019	$9,990	$127,173	$(8,376)
Capital goods	248,385	123,157	6,933	125,228	(7,208)
Communications	131,364	75,687	5,098	55,677	(4,705)
Consumer cyclical	105,882	74,866	3,627	31,016	(1,782)
Consumer non-cyclical	497,789	224,674	12,441	273,115	(29,469)
Energy	384,982	227,770	11,460	157,212	(17,063)
Finance	602,159	392,188	22,124	209,971	(10,298)
Transportation	96,579	61,034	3,049	35,545	(2,135)
Utilities	733,604	565,250	60,399	168,354	(7,483)
Technology	142,272	83,006	3,275	59,266	(2,414)
Other	15,677	15,677	576	—	—
Total corporate securities	3,279,885	2,037,328	138,972	1,242,557	(90,933)
Mortgage- and asset-backed securities	2,192,996	1,076,388	69,820	1,116,608	(31,961)
United States Government and agencies	20,535	14,061	996	6,474	(134)
States and political subdivisions	1,539,629	1,378,005	95,921	161,624	(5,913)
Total	$7,033,045	$4,505,782	$305,709	$2,527,263	$(128,941)

Credit Quality of Available-for-Sale Fixed Maturities with Unrealized Losses

		December 31, 2019
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$394,099	69.5%	$(6,932)	31.0%
2	BBB	103,400	18.2	(3,093)	13.8
	Total investment grade	497,499	87.7	(10,025)	44.8
3	BB	37,184	6.6	(5,096)	22.9
4	B	22,928	4.1	(1,616)	7.2
5	CCC	9,150	1.6	(5,621)	25.1
6	In or near default	7	—	—	—
	Total below investment grade	69,269	12.3	(12,333)	55.2
	Total	$566,768	100.0%	$(22,358)	100.0%

		December 31, 2018
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$1,500,626	59.4%	$(45,593)	35.3%
2	BBB	903,855	35.7	(61,615)	47.8
	Total investment grade	2,404,481	95.1	(107,208)	83.1
3	BB	90,883	3.6	(10,056)	7.8
4	B	26,212	1.1	(10,887)	8.5
5	CCC	5,679	0.2	(790)	0.6
6	In or near default	8	—	—	—
	Total below investment grade	122,782	4.9	(21,733)	16.9
	Total	$2,527,263	100.0%	$(128,941)	100.0%

Available-For-Sale Fixed Maturities with Unrealized Losses by Length of Time

	December 31, 2019
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$255,507	$—	$(3,518)
Greater than three months to six months	—	98,253	—	(2,093)
Greater than six months to nine months	—	13,944	—	(464)
Greater than twelve months	25,805	195,617	(8,444)	(7,839)
Total	$25,805	$563,321	$(8,444)	$(13,914)

Available-For-Sale Fixed Maturities with Unrealized Losses by Length of Time

	December 31, 2018
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$329,067	$—	$(7,081)
Greater than three months to six months	—	362,426	—	(10,386)
Greater than six months to nine months	—	514,023	—	(21,352)
Greater than nine months to twelve months	—	799,994	—	(43,191)
Greater than twelve months	24,809	625,885	(9,547)	(37,384)
Total	$24,809	$2,631,395	$(9,547)	$(119,394)

Available-For-Sale Fixed Maturities with Unrealized Losses by Maturity Date

	December 31, 2019		December 31, 2018
	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Due in one year or less	$1,498	$(2)	$496	$(4)
Due after one year through five years	17,902	(3,340)	86,795	(3,286)
Due after five years through ten years	32,003	(478)	299,532	(14,667)
Due after ten years	175,633	(12,582)	1,023,832	(79,023)
	227,036	(16,402)	1,410,655	(96,980)
Mortgage- and asset-backed	339,732	(5,956)	1,116,608	(31,961)
Total	$566,768	$(22,358)	$2,527,263	$(128,941)

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

Our direct exposure to the Alt-A home equity and subprime first-lien sectors is limited to investments in structured securities collateralized by senior tranches of residential mortgage loans. We also have a partnership interest in one fund at December 31, 2019 and December 31, 2018, that owns securities backed by Alt-A home equity, subprime first-lien and adjustable rate mortgage collateral. The fund is reported as securities and indebtedness of related parties in our consolidated balance sheets with a fair value of $1.4 million at December 31, 2019 and $2.0 million at December 31, 2018. We do not own any direct investments in subprime lenders.

Mortgage and Asset-Backed Securities by Collateral Type

	December 31, 2019			December 31, 2018
	Amortized Cost	Carrying Value	Percent of Fixed Maturities	Amortized Cost	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Government agency	$220,209	$236,734	3.1%	$227,545	$232,658	3.3%
Prime	343,910	362,855	4.7	279,856	287,073	4.1
Alt-A	68,483	80,732	1.0	81,668	95,396	1.4
Subprime	133,410	144,485	1.9	143,441	152,907	2.1
Commercial mortgage	969,453	1,045,473	13.6	873,672	878,566	12.5
Non-mortgage	558,041	562,103	7.3	548,955	546,396	7.8
Total	$2,293,506	$2,432,382	31.6%	$2,155,137	$2,192,996	31.2%

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

Residential Mortgage-Backed Securities by NAIC Designation and Origination Year

	December 31, 2019
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$60,698	$62,145	$61,993	$80,465	$495,061	$519,147	$617,752	$661,757
3	279	275	1,113	1,080	—	—	1,392	1,355
4	—	—	4,297	5,372	—	—	4,297	5,372
5	—	—	3,216	3,898	—	—	3,216	3,898
6	6	6	—	—	—	—	6	6
Total	$60,983	$62,426	$70,619	$90,815	$495,061	$519,147	$626,663	$672,388

	December 31, 2018
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$72,281	$72,921	$69,478	$89,128	$430,982	$430,881	$572,741	$592,930
2	—	—	2,420	2,301	—	—	2,420	2,301
3	—	—	562	553	—	—	562	553
4	354	359	8,048	10,709	—	—	8,402	11,068
6	8	8	—	—	—	—	8	8
Total	$72,643	$73,288	$80,508	$102,691	$430,982	$430,881	$584,133	$606,860

The commercial mortgage-backed securities (CMBS) are primarily sequential securities. CMBS typically have cash flows that are less subject to refinance risk than residential mortgage-backed securities principally due to prepayment restrictions on many of the underlying commercial mortgage loans.

Commercial Mortgage-Backed Securities by NAIC Designation and Origination Year

	December 31, 2019
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$7,908	$8,851	$93,249	$110,805	$826,744	$880,702	$927,901	$1,000,358
2	—	—	41,552	45,115	—	—	41,552	45,115
Total (1)	$7,908	$8,851	$134,801	$155,920	$826,744	$880,702	$969,453	$1,045,473

	December 31, 2018
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$8,415	$9,029	$113,526	$124,885	$715,899	$708,447	$837,840	$842,361
2	—	—	35,832	36,205	—	—	35,832	36,205
Total (1)	$8,415	$9,029	$149,358	$161,090	$715,899	$708,447	$873,672	$878,566

(1)
The CMBS portfolio included government agency-backed securities with a carrying value of $845.5 million at December 31, 2019 and $693.3 million at December 31, 2018. Also included in the CMBS portfolio are military housing bonds totaling $163.9 million at December 31, 2019 and $156.7 million at December 31, 2018. These bonds are used to fund the construction of multi-family homes on United States military bases. The bonds are backed by a first mortgage lien on residential military housing projects.

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

Other Asset-Backed Securities by NAIC Designation and Origination Year

	December 31, 2019
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$6,188	$5,981	$134,272	$147,913	$435,077	$435,779	$575,537	$589,673
2	1,396	1,488	1,547	1,608	113,762	116,354	116,705	119,450
3	163	160	—	—	3,230	3,483	3,393	3,643
5	—	—	—	—	1,755	1,755	1,755	1,755
Total	$7,747	$7,629	$135,819	$149,521	$553,824	$557,371	$697,390	$714,521

Other Asset-Backed Securities by NAIC Designation and Origination Year

	December 31, 2018
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$9,314	$9,038	$141,728	$154,747	$415,228	$412,078	$566,270	$575,863
2	1,586	1,693	1,890	1,943	121,796	122,300	125,272	125,936
3	—	—	313	303	1,697	1,697	2,010	2,000
4	179	170	—	—	—	—	179	170
5	—	—	—	—	3,601	3,601	3,601	3,601
Total	$11,079	$10,901	$143,931	$156,993	$542,322	$539,676	$697,332	$707,570

State and Political Subdivision Securities

State and political subdivision securities totaled $1,477.2 million, or 19.2% of total fixed maturities at December 31, 2019, and $1,539.6 million, or 21.9% of total fixed maturities at December 31, 2018, and include investments in general obligation, revenue and municipal housing bonds. Our investment strategy is to utilize municipal bonds in addition to corporate bonds, as we believe they provide additional diversification and have historically low default rates compared with similarly rated corporate bonds. We evaluate the credit strength of the underlying issues on both a quantitative and qualitative basis, excluding insurance, prior to acquisition. The majority of the municipal bonds we hold are investment grade credits without consideration of insurance. Our municipal bonds are well diversified by type and geography with the top exposure being water and sewer revenue bonds. Our municipal bond holdings were trading at 110.8% of amortized cost at December 31, 2019. We do not hold any Puerto Rico-related bonds. Exposure to the state of Illinois and municipalities within the state accounted for 1.1% of our total fixed maturities at December 31, 2019. As of December 31, 2019, our Illinois-related portfolio holdings were rated investment grade and were valued at 116.6% of amortized cost.

Mortgage Loans

Mortgage loans totaled $1,011.7 million at December 31, 2019 and $1,039.8 million at December 31, 2018. Our mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. The total number of commercial mortgage loans outstanding was 209 at December 31, 2019 and 208 at December 31, 2018. In 2019, new loans ranged from $1.6 million to $12.0 million in size, with an average loan size of $6.7 million, an average loan term of 16 years and an average net yield of 4.31%. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. The majority of our mortgage loans amortize principal, with 1.9% that are interest-only loans at December 31, 2019. At December 31, 2019, the average loan-to-value of the current outstanding principal balance using the most recent appraised value was 51.9% and the weighted average debt service coverage ratio was 1.7 based on the results of our 2018 annual study. See Note 2 to our consolidated financial statements included in Item 8 for further discussion regarding our mortgage loans.

Other Assets and Liabilities

	December 31, 2019	December 31, 2018	Percentage change
Selected other assets:
Cash and cash equivalents	17,277	19,035	(9.2)%
Reinsurance recoverable	107,498	102,386	5.0%
Deferred acquisition costs	289,456	418,802	(30.9)%
Other assets	167,940	163,518	2.7%
Assets held in separate accounts	645,881	561,281	15.1%
Selected other liabilities:
Future policy benefits	7,393,549	7,205,471	2.6%
Other policyholder funds	597,256	615,177	(2.9)%
Deferred income taxes	152,373	75,449	102.0%
Other liabilities	107,013	93,532	14.4%
Liabilities held in separate accounts	645,881	561,281	15.1%

Cash and cash equivalents decreased at December 31, 2019 compared to the prior year end primarily due to normal fluctuations in timing of payments made and received. Deferred acquisition costs decreased during the same period primarily due to a $153.5 million increase in the impact of the change in net unrealized appreciation on fixed maturity securities during the period. Other assets increased during the same period primarily due to adoption of new accounting guidance for leased assets and obligations as discussed in Notes 1 and 10 to our consolidated financial statements, partially offset by a decrease in LIHTC due to amortization. Assets and liabilities held in separate accounts increased during the same period due to market performance on the underlying investment portfolios.

Future policy benefits increased at December 31, 2019 compared to the prior year end primarily due to an increase in the volume of life business in force. Deferred income taxes increased during the same period primarily due to the tax impact of the change in unrealized appreciation/depreciation on investments. Other liabilities increased during the same period due to lease obligations as discussed above.

Stockholders’ Equity

As discussed in Note 7 to our consolidated financial statements included in Item 8, stockholders’ equity was impacted by capital deployment actions during 2019. We paid a special cash dividend of $1.50 per share on our common stock and increased our regular quarterly common stock dividend by 4.3% to $0.48 per share.

	December 31, 2019	December 31, 2018	Percentage change
	(dollars in thousands, except per share data)
Total FBL Financial Group, Inc. stockholders’ equity	$1,485,757	$1,184,139	25.5%
Common stockholders’ equity	1,482,757	1,181,139	25.5%

Book value per share	$60.12	$47.78	25.8%
Less: Per share impact of accumulated other comprehensive income	14.39	3.69	290.0%
Book value per share, excluding accumulated other comprehensive income (1)	$45.73	$44.09	3.7%

(1)
Book value per share excluding accumulated other comprehensive income is a non-GAAP financial measure. Since accumulated other comprehensive income fluctuates from quarter to quarter due to unrealized changes in the fair value of investments caused principally by changes in market interest rates, we believe this non-GAAP financial measure provides useful supplemental information.

Our stockholders’ equity increased at December 31, 2019 compared to the prior year end primarily due to the change in unrealized appreciation of fixed maturity securities during the period and net income, partially offset by dividends paid.

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

A majority of our insurance liabilities are backed by fixed maturity securities and mortgage loans. The weighted average life of the fixed maturity and mortgage loan portfolio, based on fair values, was approximately 11.3 years at December 31, 2019 and 11.1 years at December 31, 2018. Accordingly, the earned rate on the portfolio lags behind changes in market yields. The extent that the portfolio yield lags behind changes in market yields generally depends upon the following factors:

•	The average life of the portfolio.

•	The amount and speed at which market interest rates rise or fall.

•
The amount by which bond calls, mortgage loan prepayments and paydowns on mortgage- and asset-backed securities accelerate during periods of declining interest rates or decelerate during periods of increasing interest rates.

Expected Cash Flows from Investments

	Amortized Cost December 31, 2019	2020	2021	2022	2023	2024	2025 and Thereafter
	(Dollars in thousands)
Fixed maturity securities	$7,015,269	$303,359	$337,364	$324,951	$335,802	$343,614	$5,370,179
Mortgage loans	1,011,678	86,323	50,242	66,171	81,292	69,459	658,191
Total	$8,026,947	$389,682	$387,606	$391,122	$417,094	$413,073	$6,028,370

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

For a majority of our products, profitability is significantly affected by the spreads between interest yields on investments and interest crediting rates on our insurance liabilities. For index products, profitability on the portion of the policyholders’ account balance allocated to an index option is generally determined as the difference between interest yields on investments and the cost of call options. For variable annuities and variable universal life policies, profitability on the portion of the policyholder’s account balance invested in the fixed general account option, if any, is also affected by the spreads earned. For the variable products, the policyholder assumes essentially all the investment earnings risk for the portion of the account balance invested in the separate accounts.

For a portion of our business in force, we have the ability to adjust interest or dividend crediting rates in response to changes in portfolio yield. However, the ability to adjust these rates is limited by competitive factors and contractual guarantees. Surrender rates could increase and new sales could be negatively impacted if the crediting rates are not competitive with the rates on similar products offered by other insurance companies and financial services institutions. In addition, if market rates were to stay at a low level for an extended period of time, our spread earnings could be lowered due to interest rate guarantees on many of our interest sensitive products. See Part 1, Item 1 - Business, Business Segments for the ranges of guaranteed rates and where our products fall within those ranges.

A prolonged period of low interest rates may result in increased downward pressure on average earned yields for the investment portfolios supporting our annuity and universal life business as higher-yielding fixed maturity securities and mortgages are sold, mature or are prepaid and replaced with lower-yielding investments. In addition, a flat yield curve reduces the benefit of taking incremental interest rate risk in the investment portfolio while also creating additional competition in the marketplace from certificates of deposit and short-term U.S. government securities. Lower investment income may cause us to lower crediting rates on our spread-based annuity and life insurance products, which in turn may reduce their attractiveness to potential customers. Failure to lower crediting rates as portfolio investment yields decline, either by choice, to ensure our spread-based insurance products are competitive within the marketplace or for contractual reasons in the case of products earning guaranteed rates, will result in lower earnings.

Interest Crediting Rates Compared to Guarantees
	Liabilities at December 31, 2019	Percent Above Minimum Guarantee
	(Dollars in thousands)
Discretionary rate setting products with minimum guarantees:
Fixed rate annuities	$2,660,045	23.5%
Indexed annuities	753,805	99.1
Universal life insurance	892,998	12.8
Variable annuities and variable universal life insurance	359,230	—
Total discretionary products	4,666,078
Non-discretionary products	882,134
Total interest sensitive product liabilities	$5,548,212

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

Surrender and Discretionary Withdrawal Characteristics of Interest Sensitive Products and Supplementary Contracts Without Life Contingencies
Liabilities at December 31, 2019
(Dollars in thousands)
Surrender charge rate:
Greater than or equal to 5%	$1,107,159
Less than 5%, but still subject to surrender charge	810,697
Not subject to surrender charge	3,467,911
Not subject to surrender or discretionary withdrawal	459,360
Total	$5,845,127

A major component of our asset-liability management program is structuring the investment portfolio with cash flow characteristics consistent with the expected cash flow characteristics of our insurance liabilities. We use models to perform simulations of the cash flows generated from existing insurance policies under various interest rate scenarios. Information from these models is used in the determination of investment strategies. Effective duration is a common measure for price sensitivity to changes in interest rates. It measures the approximate percentage change in the fair value of a portfolio when interest rates change by 100 basis points at all points on the curve. Key rate duration is a bifurcation of the effective duration that measures the price sensitivity to changes in interest rates within two points on a curve. These measures include the impact of estimated changes in portfolio cash flows from features such as bond calls and prepayments. When the estimated effective durations of assets and liabilities are similar, exposure to interest rate risk is reduced because a change in the value of assets should be largely offset by a change in the value of liabilities.

Our exposure to interest rate risk stems from both the longevity of our life block and the interest rate sensitivity of our annuity products. We actively manage the projected cash flows, duration and key rate duration of these assets and liabilities by minimizing the difference between them. While it can be difficult to maintain asset and liability durations that are perfectly matched in a dynamic environment, we have identified various strategies that can be implemented if effective duration or key rate duration mismatches exceed acceptable tolerances.

If interest rates had increased 10% from levels at December 31, 2019 and 2018, the fair value of our fixed maturity securities and short-term investments would have decreased approximately $123.2 million at December 31, 2019 and $150.6 million at December 31, 2018. These hypothetical changes in value do not take into account any offsetting change in the value of insurance liabilities for investment contracts since we estimate such value to be the cash surrender value for a portion of the underlying contracts.

The models used to estimate the impact of a 10% change in market interest rates utilize many assumptions and estimates that materially impact the fair value calculations. Key assumptions in the models include an immediate and parallel shift in the yield curve and an acceleration of bond calls and principal prepayments on mortgage and other asset-backed securities. The above estimates do not attempt to measure the financial statement impact on the resulting change in deferred acquisition costs, unearned revenue reserves, policyholder liabilities and income taxes. Due to the subjectivity of these assumptions, the actual impact of a 10% change in rates on the fair values would likely be different from that estimated.

Equity Risk

Equity price risk is limited due to the relatively small equity portfolio held at December 31, 2019. However, we are exposed to equity price risk in the following ways:

•	Changes in the fair value of our equity securities are reported in earnings.

•
We earn mortality and expense fee income based on the value of our separate accounts at annual rates ranging from 0% to 1.45% for 2019, 2018 and 2017. As a result, revenues from these sources fluctuate with changes in the fair value of the equity, fixed maturity and other securities held by the separate accounts.

•
We have equity price risk to the extent we may owe amounts under the guaranteed minimum death benefit and guaranteed minimum income benefit provisions of our variable annuity contracts. See Note 4 to our consolidated financial statements included in Item 8 for additional discussion of these provisions.

•	We also have limited equity price risk related to index product reserves related to guarantee living withdrawal benefits.

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

Liquidity and Capital Resources

Cash Flows

During 2019, our operating activities generated cash flows totaling $213.1 million, consisting of net income of $126.3 million adjusted for non-cash operating revenues and expenses netting to $86.8 million. We used cash of $154.6 million in our investing activities during 2019. The primary uses were $993.0 million of investment acquisitions, mostly in fixed maturity securities, partially offset by $850.5 million in sales, maturities and repayments of investments. Our financing activities used cash of $60.2 million during 2019. The primary financing source was $606.9 million in receipts from interest sensitive products credited to policyholder account balances, which was partially offset by $577.2 million for return of policyholder account balances on interest sensitive products and $84.5 million for dividends paid to stockholders.

Sources and Uses of Capital Resources

Parent company cash inflows from operations consist primarily of fees that it charges various subsidiaries and affiliates for management of their operations, expense reimbursements and tax settlements from subsidiaries and affiliates, investment income and dividends from subsidiaries, if declared and paid. Revenue sources for the parent company during 2019 included management fees from subsidiaries and affiliates totaling $8.3 million and dividends of $91.3 million. Cash outflows are principally for salaries, taxes and other expenses related to providing management services, dividends on outstanding stock, stock repurchases and interest on our parent company debt.

We paid regular cash dividends on our common and preferred stock totaling $47.5 million in 2019, $45.8 million in 2018 and $44.0 million in 2017. In addition, we paid a special $1.50 per common share cash dividend in March 2019, March 2018 and March 2017 totaling $37.0 million, $37.3 million, and $37.4 million, respectively. It is anticipated that quarterly cash dividend requirements for 2020 will be $0.0075 per Series B redeemable preferred share and $0.50 per common share. In addition, we expect to pay a special dividend of $1.50 per common share in the first quarter of 2020. The common stock dividend rates are analyzed quarterly and are dependent upon our capital and liquidity positions. In addition, alternative uses of excess capital may impact future dividend levels. Assuming these quarterly dividend rates and special dividend, the common and preferred dividends would total approximately $86.5 million in 2020. The parent company expects to have sufficient resources and cash flows to meet its interest and dividend payments throughout 2020. The parent company had available cash and investments totaling $48.8 million at December 31, 2019. The parent company expects to rely on available cash resources, dividends from Farm Bureau Life and management fee income to make dividend payments to its stockholders, interest payments on its debt and to fund any capital initiatives such as stock repurchases. In addition, our parent company and Farm Bureau Life have entered into a reciprocal line of credit arrangement, which provides additional liquidity for either entity up to $20.0 million. We had no other material commitments for capital expenditures as of December 31, 2019.

As discussed in Note 7 to our consolidated financial statements included in Item 8, we have periodically taken advantage of opportunities to repurchase our outstanding Class A common stock through Class A common stock repurchase programs approved by our Board of Directors. There was $36.3 million remaining for repurchases at December 31, 2019, under the current $50 million Class A common stock repurchase program. Completion of this program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice. We repurchased 66,475 shares of Class A common stock for $4.6 million in 2019, 232,837 shares of Class A common stock for $15.9 million in 2018 and 3,511 shares of stock Class A common stock for $0.2 million in 2017.

Interest payments on our debt totaled $4.9 million in 2019, 2018 and 2017. Interest payments on our debt outstanding at December 31, 2019 are estimated to be $4.9 million in 2020.

Farm Bureau Life’s cash inflows primarily consist of premiums, deposits to policyholder account balances, income from investments, sales, maturities and calls of investments; and repayments of investment principal. Farm Bureau Life’s cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases and payment of policy acquisition costs, policyholder benefits, income taxes, current operating expenses and dividends. Life insurance companies generally produce a positive cash flow that may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. Continuing operations and financing activities from Farm Bureau Life relating to interest sensitive products provided funds totaling $235.5 million in 2019, $268.9 million in 2018 and $325.2 million in 2017.

Farm Bureau Life’s ability to pay dividends to the parent company is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. At December 31, 2019, Farm Bureau Life’s statutory unassigned surplus was $508.9 million. There are certain additional limits on the amount of dividends that may be paid within a year without approval of the Insurance Division, Department of Commerce of the State of Iowa (the Iowa Insurance Division) as discussed in Note 7 to our consolidated financial statements included in Item 8. During 2020, the maximum amount legally available for distribution to the parent company without further regulatory approval is $98.5 million. Timing of such dividends during the year is limited based on the timing of dividends paid within the preceding 12 months.

We manage the amount of capital held by our insurance subsidiaries to ensure they meet regulatory requirements. State laws specify regulatory actions if an insurer’s risk-based capital (RBC) ratio, a measure of solvency, falls below certain levels. The NAIC has a standard formula for annually assessing RBC based on the various risk factors related to an insurance company’s capital and surplus, including insurance, business, asset and interest rate risks. The insurance regulators monitor the level of RBC against a statutory “authorized control level” RBC at which point regulators have the option to assume control of the insurance company. The company action level RBC is 200% of the authorized control level and is the first point at which any action would be triggered. As of December 31, 2019, Farm Bureau Life’s statutory total adjusted capital was $718.2 million, resulting in an RBC ratio of 562%, based on company action level capital of $127.9 million.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2019 or 2018.

Contractual Obligations

In the normal course of business, we enter into insurance contracts, financing transactions, lease agreements or other commitments that are necessary or beneficial to our operations. These commitments may obligate us to certain cash flows during future periods. The following table summarizes such obligations as of December 31, 2019:

Contractual Obligations as of December 31, 2019

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
	(Dollars in thousands)
Insurance liabilities (1)	$17,099,902	$1,291,865	$1,742,486	$1,445,550	$12,620,001
Subordinated note payable to Capital Trust, including interest payments (2)	230,375	4,850	9,700	9,700	206,125
Lease commitments	16,942	2,700	5,227	4,615	4,400
Purchase obligations:
Commitments to purchase or fund investments	59,732	17,391	15,886	13,008	13,447
Other purchase obligations (3)	50,248	43,277	6,543	428	—
Other long-term liabilities (4)	28,239	9,439	6,485	5,401	6,914
Total	$17,485,438	$1,369,522	$1,786,327	$1,478,702	$12,850,887

(1)
Amounts shown in this table are projected payments through the year 2069 that we are contractually obligated to pay to our life insurance and annuity contract holders. The payments are derived from actuarial models that assume a level interest rate scenario and incorporate assumptions regarding mortality and persistency when applicable. These assumptions are based on our historical experience. The total of the contractual obligations relating to insurance contracts noted above differs from the liability balance on our consolidated balance sheet as follows:

Contractual obligations compared to balance sheet carrying value

	Contractual Obligations	Balance Sheet Carrying Value	Difference
	(Dollars in thousands)
(a) Reserves based on account values, including separate accounts	$10,714,408	$6,053,513	$4,660,895
(b) Supplementary contracts involving life contingencies	208,403	140,580	67,823
(c) Traditional life insurance and accident and health products	5,587,338	1,845,337	3,742,001
(b) Supplementary contracts without life contingencies	304,858	296,915	7,943
(d) Other	284,895	284,895	—
Total	$17,099,902	$8,621,240	$8,478,662

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

(4)
Includes our estimated future contributions to defined and postretirement benefit plans. Contributions related to the qualified pension plan are included through 2020. No amounts related to the qualified pension plan are included beyond 2020 as the contribution amounts will be re-evaluated based on actual results.

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

In accordance with GAAP, premiums and considerations received for interest sensitive products, such as ordinary annuities and universal life insurance, are reflected as increases in liabilities for policyholder account balances and not as revenues. Revenues reported for these products consist of policy charges for the cost of insurance, administration charges, amortization of policy initiation fees and surrender charges assessed against policyholder account balances. Surrender benefits paid relating to these products are reflected as decreases in liabilities for policyholder account balances and not as expenses. Our insurance subsidiaries receive investment income earned from the funds deposited into account balances, a portion of which is passed through to the policyholders in the form of interest credited. For index products, proceeds from call options are earned from a portion of the funds deposited, which are passed through to the contract holders in the form of index credits. Index credits and interest credited to policyholder account balances and benefit claims in excess of policyholder account balances are reported as expenses in our consolidated financial statements.

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

The costs related to acquiring new business, including certain costs of issuing policies and other variable selling expenses (principally commissions), defined as deferred acquisition costs, are capitalized and amortized into expense. We also record an asset, value of insurance in force acquired, for the cost assigned to insurance contracts when an insurance company is acquired. For nonparticipating traditional life products, these costs are amortized over the premium paying period of the related policies, in proportion to the ratio of annual premium revenues to total anticipated premium revenues. Such anticipated premium revenues are estimated using the same assumptions used for computing liabilities for future policy benefits and are generally “locked in” at the date the policies are issued. For participating traditional life insurance and interest sensitive products, these costs are generally amortized in proportion to expected gross profits from surrender charges and investment, mortality and expense margins. This amortization is periodically adjusted or unlocked when we revise key assumptions used in the calculation. For example, deferred acquisition costs are amortized earlier than originally estimated when policy terminations are higher than originally estimated or when investments backing the related policyholder liabilities are sold at a gain prior to their anticipated maturity.

Death and other policyholder benefits reflect exposure to mortality risk and fluctuate from year to year based on the level of claims incurred under insurance retention limits.

Pension assets and liabilities are affected by the estimated fair value of plan assets, estimates of the expected return on plan assets and/or discount rates. Actual changes in the fair value of plan assets and differences between the actual return on plan assets and the expected return on plan assets will affect the amount of pension expense ultimately recognized. The December 31, 2019 pension obligation was computed based on an average 3.37% discount rate, which was based on yields for high-quality corporate bonds with a maturity approximating the duration of our pension liability. The long-term return on plan assets is based on current and projected asset allocations. Declines in comparable bond and equity yields would decrease our net pension asset.

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

At December 31, 2019, our fixed maturity securities classified as available for sale had a fair value of $7,702.6 million, with gross unrealized gains totaling $709.7 million and gross unrealized losses totaling $22.4 million. Due to the large number of fixed maturity securities held, the unique attributes of each security and the complexity of valuation methods, it is not practical to estimate a potential range of fair values for different assumptions and methods that could be used in the valuation process.

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

At December 31, 2019, we had 189 fixed maturity securities with gross unrealized losses totaling $22.4 million. Included in the gross unrealized losses are losses attributable to both movements in market interest rates as well as temporary credit issues. Details regarding these securities are included in the “Financial Condition - Investments” section above.

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
Amortization of deferred acquisition costs for participating life insurance and interest sensitive products is expected to total approximately $26.4 million for 2020, excluding the impact of new production in 2020.

Based upon a historical analysis of fluctuations in estimated gross profits, we believe it is reasonably likely that a 10% change in estimated gross profits could occur. A 10% increase in estimated gross profits for 2020 would result in $2.0 million of additional amortization expense. Correspondingly, a 10% decrease in estimated gross profits would result in a $2.0 million reduction of amortization expense. The information above is for illustrative purposes only and does not reflect our expectations regarding future changes in estimated gross profits.

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
Other assets/liabilities
The determination of net periodic pension cost and related accrued/prepaid pension expense requires the use of estimates as to the expected return on plan assets, discount rate on plan liabilities and other accrual assumptions. Pension expense for 2019 totaled $4.0 million.

To determine our net periodic pension costs for 2019, we assumed an expected long-term rate of return on plan assets of 6.00% and a discount rate of 4.24%. Details regarding the method used to determine the discount rate are summarized in Note 8 to our consolidated financial statements included in Item 8.

The long-term rate of return may fluctuate over time based on asset mix and if investment returns over a long period of time significantly differ from historical returns. The discount rate changes annually as it is based on current yields for high-quality corporate bonds with a maturity approximating the duration of our pension obligations. As fluctuations in the expected long-term rate of return and discount rate have been historically moderate and we have no current plans to change our investment strategy significantly, we believe a change of up to 100 basis points is reasonably likely. A 100 basis point decrease in the expected return on assets would result in a $1.2 million increase in pension expense and a 100 basis point increase would result in a $1.2 million decrease to pension expense. A 100 basis point decrease in the assumed discount rate would result in a $2.5 million increase in pension expense while a 100 basis point increase would result in a $2.2 million decrease to pension expense. The information above is for illustrative purposes only and does not reflect our expectations regarding future changes in the long-term rate of return or discount rates.

Deferred income taxes
The amount of deferred tax assets we hold is dependent on our estimate of the future deductibility of certain items. A valuation allowance against deferred income tax assets is established if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. No valuation allowance was recorded on deferred tax assets at December 31, 2019.

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

At December 31, 2019, we held gross deferred tax assets totaling $41.2 million, primarily related to future policy benefits, employee benefits and loss carryforwards. Utilization of these deferred tax assets is dependent on our future earnings. No valuation allowance has been established for these deferred tax assets, as we believe future earnings will be sufficient to ensure their utilization. If future earnings are no longer expected to be sufficient, a valuation allowance will need to be established. Given the number of variables that impact the level of future earnings, it is not practicable to estimate a range of possible outcomes to the valuation of the deferred tax assets. Future changes in tax rates and other tax laws may also impact the utilization of deferred tax assets.

Recent Accounting Changes

During 2019, the company adopted new accounting guidance for leases, which primarily resulted in increases to both our assets and liabilities as discussed in Note 10 to our consolidated financial statements included in Item 8. This change and other accounting pronouncements recently adopted and not yet adopted are discussed further in Note 1 to our consolidated financial statements included in Item 8.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a - 15(f). Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
FBL Financial Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited FBL Financial Group, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, FBL Financial Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of FBL Financial Group, Inc. as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the Index at Item 15(a) and our report dated February 26, 2020 expressed an unqualified opinion thereon.

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
February 26, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
FBL Financial Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FBL Financial Group, Inc (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Future policy benefits liabilities for secondary guarantees on universal life- type products
Description of the Matter
The Company’s future policy benefits totaled $7.4 billion at December 31, 2019, a portion of which represented liabilities for secondary guarantees on universal life- type products. The carrying amount of this product guarantee is based on estimates of how much the Company will need to pay for future benefits and claims in excess of the amount of fees which are expected to be collected from policyholders for the policy feature. As described in Note 1 to the consolidated financial statements, the liabilities are accrued in relation to estimated contract assessments. There is significant uncertainty inherent in estimating this liability because there is a significant amount of management judgment involved in developing certain assumptions that impact the liability balance, including expected mortality experience, policyholder lapse rates, premium persistency, and yield of investments.

Auditing management’s estimate of the future contract benefits liability related to those products with secondary guarantees involved the use of actuarial specialists and a high degree of subjectivity in evaluating management’s methods and assumptions used to develop those estimates.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the process to estimate the liability balance, including, among others, controls related to the review and approval processes that management has in place for the assumptions used in estimating the secondary guarantee liability. This included testing controls related to management’s evaluation of the need to update assumptions based on the comparison of actual Company experience to previous assumptions.

We involved specialists to assist with our audit procedures which included, among others, evaluating the significant assumptions used by management in estimating the secondary guarantee liability by performing a comparison of management’s assumptions used in their analysis, including expected mortality experience, policyholder lapse rates, premium persistency, and yield of investments with historical experience and observable market data. We also independently recalculated the secondary guarantee liability for a sample of contracts for comparison with the actuarial model used by management.

Deferred acquisition costs amortization based on estimated gross profits or estimated gross margins
Description of the Matter
The Company’s deferred acquisition costs totaled $289.5 million at December 31, 2019. The carrying amount of the deferred acquisition costs is the total costs deferred less amortization. As disclosed in Note 1 to the consolidated financial statements, a portion of the deferred acquisition costs are being amortized in proportion to expected gross profits or estimated gross margins of the underlying contracts. There is a significant amount of uncertainty inherent in calculating EGPs as the calculation includes management’s best estimate of assumptions such as expected mortality experience, policyholder lapse rates, premium persistency, and yield of investments. EGMs include similar assumptions as the components of EGPs. Management’s assumptions are adjusted, also known as unlocking, over time for emerging experience and expected trends. The unlocking results in amortization being recalculated, using the new assumptions for EGPs or EGMs that results either in additional or less cumulative amortization expense.

Auditing management’s estimate of the deferred acquisition costs involved the use of actuarial specialists and a high degree of subjectivity in evaluating management’s methods and assumptions used to calculate EGPs or EGMs.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the process to estimate the deferred acquisition costs balance, including, among others, controls related to the review and approval processes that management has in place for the assumptions used in estimating the EGPs and EGMs. This included testing controls related to management’s evaluation of the need to update assumptions based on the comparison of actual Company experience to previous assumptions.

We involved actuarial specialists to assist with our audit procedures which included, among others, evaluating the significant assumptions used by management in estimating the EGPs and EGMs by performing a comparison of management’s assumptions, including expected mortality experience, policyholder lapse rates, premium persistency, and yield of investments, with prior actual experience, observable market data and management’s estimates of prospective changes in these assumptions. We also independently recalculated EGPs and EGMs for a sample of contracts for comparison with the actuarial model used by management.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1993.

Des Moines, Iowa
February 26, 2020

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2019	2018
Assets
Investments:
Fixed maturities - available for sale, at fair value (amortized cost: 2019 - $7,015,269; 2018 - $6,856,277)	$7,702,628	$7,033,045
Equity securities at fair value (cost: 2019 - $95,269; 2018 - $93,564)	100,228	92,857
Mortgage loans	1,011,678	1,039,829
Real estate	955	1,543
Policy loans	201,589	197,366
Short-term investments	11,865	15,713
Other investments	62,680	33,765
Total investments	9,091,623	8,414,118

Cash and cash equivalents	17,277	19,035
Securities and indebtedness of related parties	74,791	60,962
Accrued investment income	72,332	74,524
Amounts receivable from affiliates	4,357	3,812
Reinsurance recoverable	107,498	102,386
Deferred acquisition costs	289,456	418,802
Value of insurance in force acquired	2,624	10,385
Current income taxes recoverable	6,427	4,807
Other assets	167,940	163,518
Assets held in separate accounts	645,881	561,281

Total assets	$10,480,206	$9,833,630

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

	December 31,
	2019	2018
Liabilities and stockholders’ equity
Liabilities:
Future policy benefits:
Interest sensitive products	$5,548,212	$5,403,125
Traditional life insurance and accident and health products	1,845,337	1,802,346
Other policy claims and benefits	46,883	51,298
Supplementary contracts without life contingencies	296,915	303,627
Advance premiums and other deposits	253,458	260,252
Amounts payable to affiliates	1,218	1,461
Long-term debt payable to non-affiliates	97,000	97,000
Deferred income taxes	152,373	75,449
Other liabilities	107,013	93,532
Liabilities related to separate accounts	645,881	561,281
Total liabilities	8,994,290	8,649,371

Stockholders’ equity:
FBL Financial Group, Inc. stockholders’ equity
Preferred stock, without par value, at liquidation value - authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 24,652,802 shares in 2019 and 24,707,402 shares in 2018	152,661	152,652
Class B common stock, without par value - authorized 1,500,000 shares, issued and outstanding 11,413 shares in 2019 and 2018	72	72
Accumulated other comprehensive income	354,764	91,318
Retained earnings	975,260	937,097
Total FBL Financial Group, Inc. stockholders’ equity	1,485,757	1,184,139
Noncontrolling interest	159	120
Total stockholders’ equity	1,485,916	1,184,259
Total liabilities and stockholders’ equity	$10,480,206	$9,833,630

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Year ended December 31,
	2019	2018	2017
Revenues:
Interest sensitive product charges	$127,113	$122,789	$112,936
Traditional life insurance premiums	197,863	198,312	195,330
Net investment income	424,998	394,618	415,199
Net realized capital gains (losses)	8,523	(7,276)	599
Impairments:
Total other-than-temporary impairment losses	(919)	(5,072)	(1,553)
Non-credit portion in other comprehensive income/loss	—	74	—
Net impairment losses recognized in earnings	(919)	(4,998)	(1,553)
Other income	17,103	16,181	15,400
Total revenues	774,681	719,626	737,911

Benefits and expenses:
Interest sensitive product benefits	276,473	253,753	251,878
Traditional life insurance benefits	174,654	175,209	173,023
Policyholder dividends	10,053	10,130	10,140
Underwriting, acquisition and insurance expenses	140,624	152,055	134,878
Interest expense	4,850	4,851	4,850
Other expenses	25,246	22,595	18,382
Total benefits and expenses	631,900	618,593	593,151
	142,781	101,033	144,760
Income tax benefit (expense)	(19,929)	(11,650)	39,983
Equity income, net of related income taxes	3,456	4,439	2,590
Net income	126,308	93,822	187,333
Net income attributable to noncontrolling interest	(99)	(29)	(28)
Net income attributable to FBL Financial Group, Inc.	$126,209	$93,793	$187,305

Earnings per common share	$5.09	$3.76	$7.47
Earnings per common share - assuming dilution	$5.09	$3.75	$7.47

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Year ended December 31,
	2019	2018	2017
Net income	$126,308	$93,822	$187,333
Other comprehensive income (loss) (1)
Change in net unrealized investment gains/losses	264,940	(190,114)	88,685
Non-credit impairment losses	—	(58)	—
Change in underfunded status of postretirement benefit plans	(1,494)	1,987	(1,483)
Total other comprehensive income (loss), net of tax	263,446	(188,185)	87,202
Total comprehensive income (loss), net of tax	389,754	(94,363)	274,535
Comprehensive income attributable to noncontrolling interest	(99)	(29)	(28)
Total comprehensive income (loss) applicable to FBL Financial Group, Inc.	$389,655	$(94,392)	$274,507

(1)
Other comprehensive income (loss) is recorded net of deferred income taxes and other adjustments for assumed changes in deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	FBL Financial Group, Inc. Stockholders’ Equity
	Series B Preferred Stock	Class A and Class B Common Stock	Accumulated Other Comprehensive Income	Retained Earnings	Non- controlling Interest	Total Stockholders’ Equity
Balance at January 1, 2017	$3,000	$152,975	$149,555	$877,969	$56	$1,183,555
Net income	—	—	—	187,305	28	187,333
Other comprehensive income	—	—	87,202	—	—	87,202
Reclassification related to the Tax Cuts and Jobs Act of 2017	—	—	48,226	(48,226)	—	—
Stock-based compensation	—	708	—	—	—	708
Purchase of common stock	—	(22)	—	(224)	—	(246)
Dividends on preferred stock	—	—	—	(150)	—	(150)
Dividends on common stock	—	—	—	(81,251)	—	(81,251)
Disbursements related to noncontrolling interest	—	—	—	—	(26)	(26)
Balance at December 31, 2017	3,000	153,661	284,983	935,423	58	1,377,125
Cumulative effect of change in accounting principle related to net unrealized gains on equity securities	—	—	(5,480)	5,480	—	—
Net income	—	—	—	93,793	29	93,822
Other comprehensive loss	—	—	(188,185)	—	—	(188,185)
Stock-based compensation	—	499	—	—	—	499
Purchase of common stock	—	(1,436)	—	(14,471)	—	(15,907)
Dividends on preferred stock	—	—	—	(150)	—	(150)
Dividends on common stock	—	—	—	(82,978)	—	(82,978)
Receipts related to noncontrolling interest	—	—	—	—	33	33
Balance at December 31, 2018	3,000	152,724	91,318	937,097	120	1,184,259
Cumulative effect of change in accounting principle related to leases	—	—	—	595	—	595
Net income	—	—	—	126,209	99	126,308
Other comprehensive income	—	—	263,446	—	—	263,446
Stock-based compensation	—	419	—	—	—	419
Purchase of common stock	—	(410)	—	(4,167)	—	(4,577)
Dividends on preferred stock	—	—	—	(150)	—	(150)
Dividends on common stock	—	—	—	(84,324)	—	(84,324)
Disbursements related to noncontrolling interest	—	—	—	—	(60)	(60)
Balance at December 31, 2019	$3,000	$152,733	$354,764	$975,260	$159	$1,485,916
See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended December 31,
	2019	2018	2017
Operating activities
Net income	$126,308	$93,822	$187,333
Adjustments to reconcile net income to net cash provided by operating activities:
Interest credited to account balances	161,893	164,623	163,111
Charges for mortality, surrenders and administration	(126,165)	(120,944)	(112,682)
Net realized losses on investments	(7,604)	12,274	3,387
Change in fair value of derivatives	(2,232)	7,162	(8,007)
Increase in liabilities for life insurance and other future policy benefits	66,503	77,786	87,489
Deferral of acquisition costs	(45,578)	(47,771)	(44,409)
Amortization of deferred acquisition costs and value of insurance in force	25,875	36,371	25,016
Change in reinsurance recoverable	(2,415)	4,081	(5,097)
Provision for deferred income taxes	6,876	(4,952)	(73,094)
Other	9,593	16,725	16,587
Net cash provided by operating activities	213,054	239,177	239,634

Investing activities
Sales, maturities or repayments:
Fixed maturities - available for sale	665,276	590,106	619,627
Equity securities	15,397	7,039	9,880
Mortgage loans	102,132	69,208	62,285
Derivative instruments	15,659	16,754	13,220
Policy loans	36,441	36,720	36,330
Securities and indebtedness of related parties	8,814	8,359	8,999
Other investments	6,147	6,831	164
Real estate	641	—	717
Acquisitions:
Fixed maturities - available for sale	(815,762)	(705,250)	(690,013)
Equity securities	(16,729)	(4,447)	(2,692)
Mortgage loans	(71,202)	(139,836)	(217,409)
Derivative instruments	(19,886)	(14,425)	(9,311)
Policy loans	(40,664)	(42,688)	(39,474)
Securities and indebtedness of related parties	(21,084)	(21,146)	(13,555)
Other investments	(7,649)	(7,891)	—
Short-term investments, net change	3,848	1,294	(659)
Purchases and disposals of property and equipment, net	(15,990)	(12,520)	(11,427)
Net cash used in investing activities	(154,611)	(211,892)	(233,318)

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Year ended December 31,
	2019	2018	2017
Financing activities
Contract holder account deposits	$606,917	$668,482	$534,449
Contract holder account withdrawals	(577,238)	(631,181)	(440,581)
Dividends paid	(84,474)	(83,128)	(81,401)
Proceeds from the issuance of short-term debt	55,000	27,000	—
Repayments of short-term debt	(55,000)	(27,000)	—
Issuance (repurchase) of common stock, net	(5,346)	(15,152)	356
Other financing activities	(60)	33	(26)
Net cash provided by (used in) financing activities	(60,201)	(60,946)	12,797
Increase (decrease) in cash and cash equivalents	(1,758)	(33,661)	19,113
Cash and cash equivalents at beginning of year	19,035	52,696	33,583
Cash and cash equivalents at end of year	$17,277	$19,035	$52,696

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$(4,860)	$(4,868)	$(4,850)
Income taxes	(2,736)	(3,005)	(16,347)

See accompanying notes.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

Nature of Business

FBL Financial Group, Inc. (we or the Company), majority owned by the Iowa Farm Bureau Federation (IFBF), operates predominantly in the life insurance industry through its principal subsidiary, Farm Bureau Life Insurance Company (Farm Bureau Life). Farm Bureau Life markets individual life insurance policies and annuity contracts to Farm Bureau members and other individuals and businesses in the Midwestern and Western sections of the United States through an exclusive agency force. Greenfields Life Insurance Company (Greenfields), a subsidiary of Farm Bureau Life, offers life and annuity products in the state of Colorado. Other subsidiaries provide external wealth management services as well as investment management and other support services to our affiliated insurance companies. In addition, we manage two Farm Bureau affiliated property-casualty companies.

Consolidation

Our consolidated financial statements include the financial statements of the Company and its direct and indirect subsidiaries. All significant intercompany transactions have been eliminated.

Adoption of New Accounting Pronouncements

Description	Date of adoption	Effect on our consolidated financial statements or other significant matters
Standards adopted:
Stockholders’ Equity
In February 2018, the Financial Accounting Standards Board (FASB) issued guidance allowing a reclassification from accumulated other comprehensive income (AOCI) to retained earnings for stranded tax effects resulting from changes in the federal income tax rate due to enactment of the Tax Cuts and Jobs Act of 2017 (Tax Act) on December 22, 2017. Accounting guidance requires that deferred tax assets and liabilities, including those associated with components of AOCI, be remeasured during the period new tax laws are enacted, with any changes reflected as a component of income tax expense (benefit). Under the previous guidance, retained earnings would reflect the full amount of the change and AOCI would not be adjusted for the portion of the change related to its components, leaving the unadjusted change “stranded” in AOCI. The new guidance allows AOCI to be adjusted to reclassify these stranded tax effects to retained earnings.
October 1, 2017
The new guidance was effective for 2018 with early adoption permitted for public companies during periods for which financial statements have not been issued. We adopted the new guidance in 2017 and have reported the reclassification in our Consolidated Statement of Stockholders’ Equity. The adjustment does not impact earnings, but rather is a reclassification of amounts between stockholders’ equity accounts.

Financial instruments - recognition and measurement
In January 2016, the FASB issued guidance that amended certain aspects of the recognition and measurement of financial instruments. The new guidance primarily affected the accounting for equity securities, which are now carried at fair value with valuation changes recognized in the statement of operations rather than as other comprehensive income under the prior guidance. The presentation and disclosure requirements for financial instruments and the methodology for assessing the need for a valuation allowance on deferred tax assets resulting from unrealized losses on available-for-sale fixed maturity securities were also revised under the new guidance.
January 1, 2018
Upon adoption using the modified retrospective approach, we reclassified $5.5 million of net unrealized investment gains, net of adjustments to deferred acquisition costs, interest sensitive policy reserves and income taxes, on our equity securities from AOCI to retained earnings as a cumulative effect adjustment. Application of this guidance resulted in a decrease to net income of $6.2 million ($0.25 per basic and diluted share) for the year ended December 31, 2018 and an increase to net income of $4.3 million ($0.17 per basic and diluted share) for the year ended December 31, 2019. Prior periods were not restated.

Description	Date of adoption	Effect on our consolidated financial statements or other significant matters
Standards adopted continued:
Leases
In February 2016, the FASB issued a new lease accounting standard, which, for most lessees, resulted in a gross-up of the balance sheet. Under the new standard, lessees recognize the leased assets on the balance sheet and a corresponding liability for the present value of lease payments over the lease term. The new standard requires the application of judgment and estimates. The standard allowed accounting policy elections to be made both at transition and for the accounting post-transition, including whether to adopt a short-term lease recognition exemption.
January 1, 2019
Upon adoption using the modified retrospective approach, a cumulative effect adjustment of $0.6 million was recorded to retained earnings, representing the elimination of a deferred gain on a sale-leaseback transaction, and both other assets and other liabilities increased by $7.2 million. We elected the practical expedients provided for under the guidance but did not use hindsight in determining lease term. We have no finance leases and have elected to treat leases with terms of twelve months or less as short-term leases. The impact to earnings per share due to adopting this guidance was ($0.01) per basic and diluted share for the year ended December 31, 2019. See Note 10 for additional discussion.

Standards not yet adopted:
Financial Instruments - credit impairment
In June 2016, the FASB issued guidance amending the accounting for the credit impairment of financial instruments. Under the new guidance, impairment losses are required to be estimated using an expected loss model under which a valuation allowance is established and adjusted over time. The valuation allowance will be based on the probability of loss over the life of the instrument, considering historical, current and forecasted information. The new guidance differs significantly from the incurred loss model used today and will result in the earlier recognition of estimated impairment losses. The new guidance may also increase the volatility of earnings to the extent actual results differ from the assumptions used in the establishment of the valuation allowance. The financial instruments for which we will be required to use the new model include, but are not limited to, commercial mortgage loans and reinsurance recoverables. Our available-for-sale fixed maturities will continue to apply the incurred loss model; however, such losses will be in the form of a valuation allowance, which can be increased in the case of future credit losses or decreased should conditions improve, rather than taken into earnings over the remaining life of the security.
January 1, 2020
We will apply this guidance using a modified retrospective approach by recording a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. This adjustment will be immaterial, primarily consisting of valuation allowances on commercial mortgage loans and, to a lesser extent, reinsurance recoverables, net of tax and other offsets.

Targeted improvements: long-duration contracts
In August 2018, the FASB issued guidance that will change the accounting for long-duration insurance contracts. The new guidance impacts several facets of the accounting for such contracts including the accounting for future policy benefits associated with traditional nonparticipating and limited payment insurance contracts as well as for guaranteed minimum benefits and the amortization model used for deferred acquisition costs. Disclosures as well as presentation of financial results will also change under the new guidance.
January 1, 2022
We are currently evaluating the impact of this guidance on our consolidated financial statements but expect the impact to the timing of profit emergence for the impacted insurance contracts to be significant. Adoption of certain portions of the guidance may be applied on a modified retrospective basis and others on a full retrospective basis. Early adoption is allowed.

Investments

Fixed Maturities and Equity Securities

Fixed maturities are comprised of bonds and redeemable preferred stock and are designated as “available for sale.” Available-for-sale securities, with the exception of interest-only bonds, are reported at fair value and unrealized gains and losses on these securities are included directly in stockholders’ equity as a component of AOCI. The unrealized gains and losses, included in AOCI, are reduced by a provision for deferred income taxes and adjustments to deferred acquisition costs, value of insurance in force acquired, unearned revenue reserves and policyholder liabilities that would have been required as a charge or credit to income had such amounts been realized. Interest-only bonds are considered to have an embedded derivative feature; accordingly, unrealized gains and losses relating to these securities are recorded as a component of net investment income in the consolidated statements of operations.

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

Beginning in 2018, equity securities, comprised of mutual funds and common and non-redeemable preferred stocks are reported at fair value with changes in fair value included in net investment gains (losses) in the consolidated statement of operations. Prior to 2018, these securities were designated as “available for sale” and reported at fair value with the change in unrealized gains and losses included in AOCI.

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

Real Estate

Our real estate is held for investment and consists of land reported at cost, net of allowance for losses. The carrying value of these assets is subject to regular review. For properties held for investment, if indicators of impairment are present and a property’s expected undiscounted cash flows are not sufficient to recover the property’s carrying value, an impairment loss is recognized and the property’s cost basis is reduced to fair value. No properties were held for investment with impairment charges as of December 31, 2019 or 2018.

Other Investments

Policy loans are reported at unpaid principal balance. Short-term investments, which include investments with remaining maturities of one year or less, but greater than three months at the time of acquisition, are reported at cost adjusted for amortization of premiums and accrual of discounts. Other investments include common stock issued by the Federal Home Loan Bank of Des Moines (FHLB) carried at the current redemption value; call options carried at fair value; a promissory note acquired in a sale of a partnership interest carried at the remaining basis of the partnership; and ownership interest in aircraft carried at cost less accumulated depreciation.

We have embedded derivatives associated with modified coinsurance contracts, which are included within reinsurance recoverable. These instruments are carried at fair value with changes reflected in net investment income. See Note 2 for more information regarding our derivative instruments.

Securities and indebtedness of related parties include investments in corporations and partnerships over which we may exercise significant influence and those investments for which we use the equity method of accounting. These corporations and partnerships operate predominately in the investment company, real estate and insurance industries. In applying the equity method, we record our share of income or loss reported by the equity investees. In accounting for these investments, we consistently use the most recent financial information available, which is generally for periods not more than three months prior to the ending date of the period for which we are reporting. For partnerships operating in the investment company industry, this income or loss includes changes in unrealized gains and losses in the partnerships’ investment portfolios.

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

We monitor the financial condition and operations of the issuers of fixed maturities that could potentially have a credit impairment that is OTTI. In determining whether or not an unrealized loss is OTTI, we review factors such as:

•	historical operating trends;

•	business prospects;

•	status of the industry in which the issuer operates;

•	analyst ratings on the issuer and sector;

•	quality of management;

•	size of the unrealized loss; and

•	level of current market interest rates compared to market interest rates when the security was purchased.

In order to determine the credit and non-credit impairment loss for fixed maturities, we estimate the future cash flows we expect to receive over the remaining life of the instrument as well as review our plans to hold or sell the instrument. Significant assumptions regarding the present value of expected cash flows for each security are used when an OTTI occurs and there is a non-credit portion of the unrealized loss that will not be recognized in earnings. Our assumptions for residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities include collateral pledged, guarantees, vintage, anticipated principal and interest payments, prepayments, default levels, severity assumptions, delinquency rates and the level of nonperforming assets for the remainder of the investments’ expected term. We use a single best estimate of cash flows approach and use the effective yield prior to the date of impairment to calculate the present value of cash flows. Our assumptions for corporate and other fixed maturities include anticipated principal and interest payments and an estimated recovery value, generally based on a percentage return of the current fair value.

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

Reinsurance Recoverable

We use reinsurance to manage certain risks associated with our insurance operations. These reinsurance arrangements provide for greater diversification of business, allow management to control exposure to potential risks arising from large claims and provide additional capacity for growth. For business ceded to other companies, reinsurance recoverable includes the reinsurers’ share of policyholder liabilities, claims and expenses, net of amounts due the reinsurers for premiums. We monitor the financial condition of these reinsurers, establishing an allowance for uncollectible reinsurance recoverables as necessary. We have concluded that no such allowance was required at December 31, 2019 or 2018. See Adoption of New Accounting Pronouncements above regarding a change in the accounting for valuation allowances that will be adopted in 2020. For business assumed from other companies, reinsurance recoverable includes premium receivable net of our share of benefits and expenses we owe to the ceding company.

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

For participating traditional life insurance and interest sensitive products, these costs are generally amortized in proportion to expected gross profits from surrender charges and investment, mortality and expense margins. This amortization is periodically adjusted or unlocked when we revise key assumptions used in the calculation of these costs. For nonparticipating traditional life products, these costs are amortized over the premium paying period of the related policies, in proportion to the ratio of annual premium revenues to total anticipated premium revenues. Such anticipated premium revenues are estimated using the same assumptions used for computing liabilities for future policy benefits.

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

Other Assets

Other assets include non-guaranteed federal low income housing tax credit (LIHTC) investments. LIHTC investments take the form of limited partnerships or limited liability companies, which in turn invest in a number of low income housing projects. We use the proportional amortization method of accounting for these investments. The proportional amortization method amortizes the cost of the investment over the period in which the investor expects to receive tax credits and other tax benefits, and the resulting amortization is recognized along with the tax benefit as a component of federal income tax expense on our consolidated statements of operations. LIHTC investments had a carrying value of $42.9 million at December 31, 2019 and $54.0 million at December 31, 2018. See discussion on variable interest entities in Note 2 for further information.

Other assets also include property and equipment, primarily comprised of capitalized software costs and furniture and equipment, which are reported at cost less allowances for depreciation and amortization. We expense costs incurred in the preliminary stages of developing internal-use software as well as costs incurred post-implementation for maintenance. Capitalization of internal-use software costs occurs after management has authorized the project and it is probable that the software will be used as intended. Amortization of software costs begins after the software has been placed in production. Depreciation and amortization expense is computed primarily using the straight-line method over the estimated useful lives of the assets, which range from three to twenty years. Property and equipment had a carrying value of $42.2 million at December 31, 2019 and $38.5 million at December 31, 2018, and accumulated depreciation and amortization of $91.0 million at December 31, 2019 and $79.2 million at December 31, 2018. Depreciation and amortization expense for property and equipment was $12.1 million in 2019, $9.9 million in 2018 and $8.7 million in 2017.

Other assets at December 31, 2019 and 2018, also includes goodwill of $9.9 million related to the excess of the amounts paid to acquire companies over the fair value of the net assets acquired. Goodwill is not amortized but is subject to annual impairment testing. We evaluate our goodwill balance by comparing the fair value of our reporting units to the carrying value of the goodwill. We conduct a qualitative impairment review at least annually as well as when indicators suggest an impairment may have occurred to determine if indicators of deterioration in the business would suggest its value has declined below the carrying value of goodwill. Such circumstances include changes in the competitive or overall economic environment or other business condition changes that may negatively impact the value of the underlying business. On a periodic basis, as well as in the event circumstances indicate the value of the business may have declined significantly, we will estimate the value of the business using discounted cash flow techniques. We believe this approach better approximates the fair value of our goodwill than a market capitalization approach. A number of significant assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including future premiums, product lapses, investment yields and discount rate. Underlying assumptions are based on historical experience and our best estimates given information available at the time of testing. As a result of this analysis, we have determined our goodwill was not impaired as of December 31, 2019 or 2018.

Future Policy Benefits

Future policy benefit reserves for interest sensitive products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. We also have additional benefit reserves that are established for annuity or universal life-type contracts that provide benefit guarantees, or for contracts that are expected to produce profits followed by losses. The liabilities are accrued in relation to estimated contract assessments. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances. Interest crediting rates for our interest sensitive products ranged from 1.00% to 5.50% in 2019, 2018 and 2017.

The liability for future policy benefits for direct participating traditional life insurance is based on net level premium reserves, including assumptions as to interest, mortality and other factors underlying the guaranteed policy cash values. Reserve interest assumptions are level and range from 2.00% to 6.00%. The average rate of assumed gross investment yields used in estimating gross margins was 5.23% in 2019, 5.48% in 2018 and 5.47% in 2017. The liability for future policy benefits for nonparticipating traditional life insurance is computed using a net level method, including assumptions as to mortality, persistency and interest and includes provisions for possible unfavorable deviations.

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

We have accrued dividends for participating business that are established for anticipated amounts earned to date that have not been paid. The declaration of future dividends for participating business is at the discretion of the Board of Directors of Farm Bureau Life. Participating business accounted for 25% of traditional, universal and variable life insurance premiums collected from policyholders during 2019 (2018 - 28% and 2017 - 29%) and represented 9% of life insurance in force at December 31, 2019 and 10% at December 31, 2018 and 2017.

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

Recognition of Premium Revenues and Costs

Revenues for interest sensitive and variable products consist of policy charges for the cost of insurance and product guarantees, asset charges, administration charges, amortization of policy initiation fees and surrender charges assessed against policyholder account balances. The timing of revenue recognition as it relates to these charges and fees is determined based on the nature of such charges and fees. Policy charges for the cost of insurance, asset charges and policy administration charges are assessed on a daily or monthly basis and are recognized as revenue when assessed and earned. Certain policy initiation fees that represent compensation for services to be provided in the future are reported as unearned revenue and recognized in income over the periods benefited. Surrender charges are determined based upon contractual terms and are recognized upon surrender of a contract. Policy benefits and claims charged to expense include interest amounts credited to policyholder account balances and benefit claims incurred in excess of policyholder account balances during the period. Amortization of deferred acquisition costs is recognized as expense over the estimated life of the policy.

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

Underwriting, Acquisition and Insurance Expenses
	Year ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Components of our underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	$24,419	$23,801	$24,356
Amortization of deferred acquisition costs	22,887	33,137	22,507
Amortization of value of insurance in force acquired	2,141	2,167	2,178
Other underwriting, acquisition and insurance expenses, net of deferrals	91,177	92,950	85,837
Total	$140,624	$152,055	$134,878

Other Income and Other Expenses

Other income and other expenses primarily consist of revenue and expenses generated by our various non-insurance subsidiaries for our wealth management business, investment advisory, marketing and distribution, and leasing services. They also include revenues and expenses generated by our parent company for management services. Certain of these activities are performed on behalf of our affiliates. Revenues are recognized for the performance of these services to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those services.

Lease income from leases with affiliates totaled $5.3 million in 2019, $4.9 million in 2018 and $4.6 million in 2017. Investment advisory fee income from affiliates totaled $3.1 million in 2019, $2.9 million in 2018 and $2.7 million in 2017. In addition, Farm Bureau Life has certain items, including fees earned from brokered products, reported as other income and other expense, which netted to $1.7 million in 2019, $2.7 million in 2018 and $2.5 million in 2017. We expense legal costs associated with a loss contingency as incurred.

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

We participate in qualified and nonqualified defined contribution plans which include employer matching and discretionary contributions according to certain guidelines, which are charged to expense throughout the year.

Share-based compensation programs are also offered to certain employees, subject to specific requirements including vesting.

See Note 8 for additional details regarding these plans.

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

2. Investment Operations

Fixed Maturity Securities

Available-For-Sale Fixed Maturity Securities by Investment Category

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit losses on other-than-temporary impairments (1)
	(Dollars in thousands)
Fixed maturities:
Corporate	$3,376,432	$418,049	$(15,531)	$3,778,950	$—
Residential mortgage-backed	626,663	47,654	(1,929)	672,388	1,997
Commercial mortgage-backed	969,453	77,433	(1,413)	1,045,473	—
Other asset-backed	697,390	19,745	(2,614)	714,521	502
United States Government and agencies	12,417	1,711	(5)	14,123	—
States and political subdivisions	1,332,914	145,125	(866)	1,477,173	—
Total fixed maturities	$7,015,269	$709,717	$(22,358)	$7,702,628	$2,499

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit losses on other-than-temporary impairments (1)
	(Dollars in thousands)
Fixed maturities:
Corporate	$3,231,846	$138,972	$(90,933)	$3,279,885	$—
Residential mortgage-backed	584,133	29,969	(7,242)	606,860	2,823
Commercial mortgage-backed	873,672	24,284	(19,390)	878,566	—
Other asset-backed	697,332	15,567	(5,329)	707,570	1,143
United States Government and agencies	19,673	996	(134)	20,535	—
States and political subdivisions	1,449,621	95,921	(5,913)	1,539,629	—
Total fixed maturities	$6,856,277	$305,709	$(128,941)	$7,033,045	$3,966

(1)
Non-credit losses subsequent to the initial impairment measurement date on OTTI losses are included in the gross unrealized gains and gross unrealized losses columns above. The non-credit loss component of OTTI losses for residential mortgage-backed and other asset-backed securities at December 31, 2019 and December 31, 2018 were in an unrealized gain position due to increases in estimated fair value subsequent to initial recognition of non-credit losses on such securities.

Available-For-Sale Fixed Maturities by Maturity Date

	December 31, 2019
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$66,353	$67,542
Due after one year through five years	546,639	575,142
Due after five years through ten years	731,902	805,484
Due after ten years	3,376,869	3,822,078
	4,721,763	5,270,246
Mortgage-backed and other asset-backed	2,293,506	2,432,382
Total fixed maturities	$7,015,269	$7,702,628

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Fixed maturities not due at a single maturity date have been included in the above table in the year of final contractual maturity.

Net Unrealized Gains on Investments in Accumulated Other Comprehensive Income

	December 31,
	2019	2018
	(Dollars in thousands)
Net unrealized appreciation on:
Fixed maturities - available for sale	$687,359	$176,768
Adjustments for assumed changes in amortization pattern of:
Deferred acquisition costs	(200,227)	(46,732)
Value of insurance in force acquired	(12,498)	(6,878)
Unearned revenue reserve	18,025	5,134
Adjustments for assumed changes in policyholder liabilities	(30,642)	(1,642)
Provision for deferred income taxes (see Note 5)	(97,023)	(26,596)
Net unrealized investment gains	$364,994	$100,054

Change in Unrealized Appreciation/Depreciation of Investments - Recorded in Accumulated Other Comprehensive Income

	Year ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Fixed maturities - available for sale	$510,591	$(357,950)	$187,639
Equity securities	—	—	4,941
Change in unrealized appreciation/depreciation of investments	$510,591	$(357,950)	$192,580

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

Fixed Maturity Securities with Unrealized Losses by Length of Time

	December 31, 2019
	Less than one year		One year or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$114,520	$(2,476)	$84,719	$(13,055)	$199,239	$(15,531)	69.5%
Residential mortgage-backed	68,743	(1,435)	6,941	(494)	75,684	(1,929)	8.6%
Commercial mortgage-backed	46,537	(1,266)	2,610	(147)	49,147	(1,413)	6.3%
Other asset-backed	112,462	(519)	102,439	(2,095)	214,901	(2,614)	11.7%
United States Government and agencies	—	—	2,494	(5)	2,494	(5)	—%
States and political subdivisions	19,367	(379)	5,936	(487)	25,303	(866)	3.9%
Total fixed maturities	$361,629	$(6,075)	$205,139	$(16,283)	$566,768	$(22,358)	100.0%

Fixed Maturity Securities with Unrealized Losses by Length of Time

	December 31, 2018
	Less than one year		One year or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$1,035,176	$(60,299)	$207,381	$(30,634)	$1,242,557	$(90,933)	70.5%
Residential mortgage-backed	191,365	(4,482)	74,113	(2,760)	265,478	(7,242)	5.6%
Commercial mortgage-backed	302,159	(9,947)	148,855	(9,443)	451,014	(19,390)	15.0%
Other asset-backed	250,119	(3,397)	149,997	(1,932)	400,116	(5,329)	4.1%
United States Government and agencies	—	—	6,474	(134)	6,474	(134)	0.1%
States and political subdivisions	144,681	(3,885)	16,943	(2,028)	161,624	(5,913)	4.7%
Total fixed maturities	$1,923,500	$(82,010)	$603,763	$(46,931)	$2,527,263	$(128,941)	100.0%

Fixed maturities in the above tables include 189 securities from 145 issuers at December 31, 2019 and 709 securities from 465 issuers at December 31, 2018.

Unrealized losses decreased during 2019 primarily due to lower market interest rates. We do not consider securities to be OTTI when the market decline is attributable to factors such as interest rate movements, market volatility, liquidity, spread widening and credit quality when recovery of all amounts due under the contractual terms of the security is anticipated. Based on our intent not to sell or our belief that we will not be required to sell these securities before recovery of their amortized cost basis, we do not consider these investments to be OTTI at December 31, 2019.

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

Any loan delinquent on contractual payments is considered non-performing. Mortgage loans are placed on non-accrual status if we have concerns regarding the collectability of future payments. Interest income on non-performing loans is generally recognized on a cash basis. Once mortgage loans are classified as non-accrual loans, the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan has been restructured such that the collection of interest is considered likely. At December 31, 2019 and December 31, 2018, there were no non-performing loans over 90 days past due on contractual payments. At December 31, 2019, we had not committed to provide additional funding for any mortgage loans.

Mortgage Loans by Collateral Type

	December 31, 2019		December 31, 2018
Collateral Type	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
Office	$417,746	41.3%	$454,694	43.7%
Retail	345,870	34.2	332,579	32.0
Industrial	235,274	23.2	234,453	22.6
Other	12,788	1.3	18,103	1.7
Total	$1,011,678	100.0%	$1,039,829	100.0%

Mortgage Loans by Geographic Location within the United States

	December 31, 2019		December 31, 2018
Region of the United States	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
South Atlantic	$288,299	28.5%	$301,206	29.0%
Pacific	164,996	16.3	162,824	15.7
East North Central	117,053	11.6	117,768	11.3
West North Central	108,942	10.8	126,320	12.1
Mountain	96,857	9.6	101,335	9.7
East South Central	81,275	8.0	76,098	7.3
West South Central	76,650	7.6	85,919	8.3
Middle Atlantic	45,687	4.5	34,843	3.4
New England	31,919	3.1	33,516	3.2
Total	$1,011,678	100.0%	$1,039,829	100.0%

Mortgage Loans by Loan-to-Value Ratio

	December 31, 2019		December 31, 2018
Loan-to-Value Ratio	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
0% - 50%	$412,973	40.8%	$409,089	39.3%
51% - 60%	310,869	30.7	314,038	30.2
61% - 70%	256,280	25.4	264,973	25.5
71% - 80%	31,556	3.1	37,418	3.6
81% - 90%	—	—	14,311	1.4
Total	$1,011,678	100.0%	$1,039,829	100.0%

The loan-to-value ratio is determined using the most recent appraised value. Appraisals are updated periodically when there is indication of a possible significant collateral decline or there are loan modifications or refinance requests.

Mortgage Loans by Year of Origination

	December 31, 2019		December 31, 2018
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
2019	$69,319	6.8%	$—	—%
2018	128,334	12.7	137,519	13.2
2017	200,283	19.8	207,540	20.0
2016	144,311	14.3	149,437	14.4
2015	119,724	11.8	128,877	12.4
2014 and prior	349,707	34.6	416,456	40.0
Total	$1,011,678	100.0%	$1,039,829	100.0%

Impaired Mortgage Loans
	December 31,
	2019	2018
	(Dollars in thousands)
Unpaid principal balance	$4,632	$18,622
Less:
Related allowance	(329)	(3,107)
Carrying value of impaired mortgage loans	$4,303	$15,515

Allowance on Mortgage Loans
	Year ended December 31,
	2019	2018
	(Dollars in thousands)
Balance at beginning of period	$3,107	$497
Allowances established	—	2,778
Recoveries	(2,778)	(168)
Balance at end of period	$329	$3,107

Mortgage Loan Modifications

Our commercial mortgage loan portfolio can include loans that have been modified. We assess loan modifications on a loan-by-loan basis to evaluate whether a troubled-debt restructuring has occurred. Generally, the types of concessions include reduction of the contractual interest rate to a below-market rate, extension of the maturity date and/or a reduction of accrued interest. The amount, timing and extent of the concession granted is considered in determining if an impairment loss is needed for the restructuring. There were no loan modifications during 2019 or 2018.

Components of Net Investment Income
	Year ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Fixed maturities - available for sale	$334,557	$340,498	$344,302
Equity securities	8,718	8,488	6,502
Mortgage loans	46,182	45,294	42,185
Policy loans	9,416	9,210	9,014
Short-term investments, cash and cash equivalents	1,043	772	506
Derivative income (loss)	25,282	(10,405)	7,687
Prepayment fee income and other	7,332	9,208	12,470
	432,530	403,065	422,666
Less investment expenses	(7,532)	(8,447)	(7,467)
Net investment income	$424,998	$394,618	$415,199

Realized Gains (Losses) - Recorded in Income
	Year ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Realized gains (losses) on investments
Fixed maturities:
Gross gains	$3,779	$2,195	$1,426
Gross losses	(3,777)	(363)	(1,081)
Equity securities	—	—	(90)
Mortgage loans	2,778	—	—
Real estate	54	—	304
Other	(4)	(19)	40
	2,830	1,813	599
Net gains and (losses) recognized during the period on equity securities held at the end of the period (1)	5,666	(8,137)	—
Net gains and (losses) recognized during the period on equity securities sold during the period	27	(952)	—
Net gains (losses) recognized during the period on equity securities	5,693	(9,089)	—
Net realized gains (losses)	8,523	(7,276)	599

Impairment losses recognized in earnings:
Credit-related portion of fixed maturity losses (2)	—	(32)	—
Other credit-related (3)	(919)	(4,966)	(1,553)
Net realized gains (losses) on investments recorded in income	$7,604	$(12,274)	$(954)

(1)	See Note 1 to our consolidated financial statements for discussion of change in accounting policy for equity securities during 2018.

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

Proceeds from sales of fixed maturities were $34.6 million in 2019, $82.9 million in 2018 and $58.7 million in 2017.

Realized losses on sales were on securities that we did not intend to sell at the prior balance sheet date or on securities that were impaired in a prior period, but decreased in value and were sold during the current reporting period.

Credit Loss Component of Other-Than-Temporary Impairments on Fixed Maturities

	Year ended December 31,
	2019	2018
	(Dollars in thousands)
Balance at beginning of period	$(5,963)	$(12,392)
Increases to previously impaired investments	—	(32)
Reductions due to investments sold	1,147	3,932
Reduction for credit loss that no longer has a portion of the OTTI loss recognized in other comprehensive income	—	2,529
Balance at end of period	$(4,816)	$(5,963)

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

We have reviewed the circumstances surrounding our investments in VIEs, which consist of (i) limited partnerships or limited liability companies accounted for under the equity method included in securities and indebtedness of related parties and (ii) non-guaranteed federal LIHTC investments included in other assets. In addition, we have reviewed the ownership interests in our VIEs and determined that we do not hold direct majority ownership or have other contractual rights (such as kick out rights) that give us effective control over these entities resulting in us having both the power to direct activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. The maximum loss exposure relative to our VIEs is limited to the carrying value and any unfunded commitments that exist for each particular VIE. We also have not provided additional support or other guarantees that were not previously contractually required (financial or otherwise) to any of the VIEs as of December 31, 2019 or December 31, 2018. Based on this analysis, none of our VIEs were required to be consolidated at December 31, 2019 or December 31, 2018.

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

VIE Investments by Category

	December 31, 2019		December 31, 2018
	Carrying Value	Maximum Exposure to Loss	Carrying Value	Maximum Exposure to Loss
	(Dollars in thousands)
LIHTC investments	$42,907	$43,834	$54,037	$55,597
Investment companies	53,388	103,125	40,236	79,578
Real estate limited partnerships	9,565	15,527	8,945	15,673
Other	492	492	483	493
Total	$106,352	$162,978	$103,701	$151,341

In addition, we make passive investments in the normal course of business in structured securities issued by VIEs for which we are not the investment manager. These structured securities include all of the residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities included in our fixed maturity securities. Our maximum exposure to loss on these securities is limited to our carrying value of the investment. We have determined that we are not the primary beneficiary of these structured securities because we do not have the power to direct the activities that most significantly impact the entities’ economic performance.

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

Derivatives Instruments by Type
	December 31, 2019	December 31, 2018
	(Dollars in thousands)
Assets
Freestanding derivatives:
Call options (reported in other investments)	$31,469	$4,745
Embedded derivatives:
Modified coinsurance (reported in reinsurance recoverable)	2,327	157
Interest-only security (reported in fixed maturities)	385	855
Total assets	$34,181	$5,757

Liabilities
Embedded derivatives:
Indexed products (reported in liability for future policy benefits)	$76,346	$40,028
Modified coinsurance (reported in other liabilities)	254	780
Total liabilities	$76,600	$40,808

Derivative Income (Loss)
	Year ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Freestanding derivatives:
Call options	$22,497	$(7,749)	$9,372
Embedded derivatives:
Modified coinsurance	2,695	(2,480)	(1,440)
Interest-only security	90	(176)	(246)
Indexed products	(23,050)	3,243	321
Total income (loss) from derivatives	$2,232	$(7,162)	$8,007

Derivative income (loss) is reported in net investment income except for the change in fair value of the embedded derivatives on our indexed products, which is reported in interest sensitive product benefits.

We are exposed to credit losses in the event of nonperformance of the derivative counterparties. This credit risk is minimized by purchasing such agreements from financial institutions with high credit ratings (currently rated A or better by nationally recognized statistical rating organizations). We have also entered into credit support agreements with the counterparties requiring them to post collateral when net exposures exceed pre-determined thresholds that vary by counterparty. The net amount of such exposure is essentially the market value less collateral held for such agreements with each counterparty. The call options are supported by securities collateral received of $25.6 million at December 31, 2019, which is held in a separate custodial account. Subject to certain constraints, we are permitted to sell or re-pledge this collateral, but do not have legal rights to the collateral; accordingly, it has not been recorded on our balance sheet. At December 31, 2019, none of the collateral had been sold or re-pledged. As of December 31, 2019, our net derivative exposure was $7.0 million.

Other

At December 31, 2019, affidavits of deposits covering investments with a carrying value totaling $8,452.0 million were on deposit with state agencies to meet regulatory requirements. Fixed maturities with a carrying value of $535.7 million were on deposit with the FHLB as collateral for funding agreements.

The carrying value of investments which have been non-income producing for the twelve months preceding December 31, 2019 includes real estate totaling $3.0 million.

No investment in any entity or its affiliates (other than bonds issued by agencies of the United States Government) exceeded 10.0% of stockholders’ equity at December 31, 2019.

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

Level 2 fixed maturities consist of corporate, mortgage- and asset-backed, United States Government agencies, state and political subdivisions and private placement corporate securities with observable market data, and in some circumstances recent trade activity. When quoted prices of identical assets in active markets are not available, our first priority is to obtain prices from third-party pricing vendors. We have regular interaction with these vendors to ensure we understand their pricing methodologies and to confirm they are utilizing observable market information. Their methodologies vary by asset class and include inputs such as estimated cash flows, benchmark yields, reported trades, credit quality, industry events and economic events. Fixed maturities with validated prices from pricing services, which includes the majority of our public fixed maturities in all asset classes, are generally reflected in Level 2.

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

Other investments:

Level 2 other investments measured at fair value include call options with fair values based on counterparty market prices adjusted for a credit component of the counterparty, net of cash collateral received.

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

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels

	December 31, 2019
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair Value
	(Dollars in thousands)
Assets
Fixed maturities:
Corporate securities	$—	$3,772,362	$6,588	$3,778,950
Residential mortgage-backed securities	—	672,388	—	672,388
Commercial mortgage-backed securities	—	1,032,693	12,780	1,045,473
Other asset-backed securities	—	704,766	9,755	714,521
United States Government and agencies	4,821	9,302	—	14,123
States and political subdivisions	—	1,477,173	—	1,477,173
Total fixed maturities	4,821	7,668,684	29,123	7,702,628
Non-redeemable preferred stocks	—	67,873	6,927	74,800
Common stocks (1)	17,027	—	—	17,027
Other investments	—	31,469	—	31,469
Cash, cash equivalents and short-term investments	29,142	—	—	29,142
Reinsurance recoverable	—	2,327	—	2,327
Assets held in separate accounts	645,881	—	—	645,881
Total assets	$696,871	$7,770,353	$36,050	$8,503,274

Liabilities
Future policy benefits - indexed product embedded derivatives	$—	$—	$76,346	$76,346
Other liabilities	—	254	—	254
Total liabilities	$—	$254	$76,346	$76,600

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels

	December 31, 2018
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair Value
	(Dollars in thousands)
Assets
Fixed maturities:
Corporate securities	$—	$3,257,874	$22,011	$3,279,885
Residential mortgage-backed securities	—	606,860	—	606,860
Commercial mortgage-backed securities	—	810,626	67,940	878,566
Other asset-backed securities	—	703,969	3,601	707,570
United States Government and agencies	7,917	12,618	—	20,535
States and political subdivisions	—	1,539,629	—	1,539,629
Total fixed maturities	7,917	6,931,576	93,552	7,033,045
Non-redeemable preferred stocks	—	77,433	6,862	84,295
Common stocks (1)	5,261	—	—	5,261
Other investments	—	4,745	—	4,745
Cash, cash equivalents and short-term investments	34,748	—	—	34,748
Reinsurance recoverable	—	157	—	157
Assets held in separate accounts	561,281	—	—	561,281
Total assets	$609,207	$7,013,911	$100,414	$7,723,532

Liabilities
Future policy benefits - indexed product embedded derivatives	$—	$—	$40,028	$40,028
Other liabilities	—	780	—	780
Total liabilities	$—	$780	$40,028	$40,808

(1)
A private equity fund with a fair value estimate of $8.4 million at December 31, 2019 and $3.3 million at December 31, 2018 using net asset value per share as a practical expedient, has not been classified in the fair value hierarchy above in accordance with fair value reporting guidance. This fund invests in senior secured middle market loans and had unfunded commitments totaling $1.7 million at December 31, 2019 and $6.8 million at December 31, 2018. The investment is not currently eligible for redemption.

Level 3 Assets by Valuation Source - Recurring Basis

	December 31, 2019
	Third-party vendors	Priced internally	Fair Value
	(Dollars in thousands)
Corporate securities	$—	$6,588	$6,588
Commercial mortgage-backed securities	12,780	—	12,780
Other asset-backed securities	8,000	1,755	9,755
Non-redeemable preferred stocks	—	6,927	6,927
Total level 3 assets	$20,780	$15,270	$36,050
Percent of total	57.6%	42.4%	100.0%

Level 3 Assets by Valuation Source - Recurring Basis

	December 31, 2018
	Third-party vendors	Priced internally	Fair Value
	(Dollars in thousands)
Corporate securities	$1,940	$20,071	$22,011
Commercial mortgage-backed securities	67,940	—	67,940
Other asset-backed securities	—	3,601	3,601
Non-redeemable preferred stocks	—	6,862	6,862
Total level 3 assets	$69,880	$30,534	$100,414
Percent of total	69.6%	30.4%	100.0%

Quantitative Information about Level 3 Fair Value Measurements - Recurring Basis

	December 31, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$6,588	Discounted cash flow	Credit spread	2.11% - 5.85% (4.33%)
Commercial mortgage-backed securities	12,780	Discounted cash flow	Credit spread	1.18% - 2.22% (1.92%)
Other asset-backed securities	6,000	Discounted cash flow	Credit spread	2.15% - 2.30% (2.23%)
Non-redeemable preferred stocks	6,927	Discounted cash flow	Credit spread	2.72% (2.72%)
Total assets	$32,295

Liabilities
Future policy benefits - indexed product embedded derivatives	$76,346	Discounted cash flow	Credit risk Risk margin	0.40% - 1.35% (0.80%) 0.15% - 0.40% (0.25%)

	December 31, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$19,178	Discounted cash flow	Credit spread	1.23% - 7.00% (4.01%)
Commercial mortgage-backed securities	55,866	Discounted cash flow	Credit spread	1.45% - 3.55% (2.58%)
Non-redeemable preferred stocks	6,862	Discounted cash flow	Credit spread	4.36% (4.36%)
Total assets	$81,906

Liabilities
Future policy benefits - indexed product embedded derivatives	$40,028	Discounted cash flow	Credit risk Risk margin	0.55% - 1.80% (1.25%) 0.15% - 0.40% (0.25%)

The tables above exclude certain securities with the fair value based on non-binding broker quotes for which we could not reasonably obtain the quantitative unobservable inputs.

Level 3 Financial Instruments Changes in Fair Value - Recurring Basis

	December 31, 2019
				Realized and unrealized gains (losses), net
	Balance, December 31, 2018	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Amort-ization included in net income	Balance, December 31, 2019
	(Dollars in thousands)
Assets
Corporate securities	$22,011	$6,000	$(3,344)	$—	$443	$3,643	$(22,137)	$(28)	$6,588
Residential mortgage-backed securities	—	18,378	—	—	—	—	(18,378)	—	—
Commercial mortgage-backed securities	67,940	7,540	(376)	—	578	—	(62,902)	—	12,780
Other asset-backed securities	3,601	28,710	(977)	—	(869)	—	(20,710)	—	9,755
Non-redeemable preferred stocks	6,862	—	—	—	65	—	—	—	6,927
Total assets	$100,414	$60,628	$(4,697)	$—	$217	$3,643	$(124,127)	$(28)	$36,050

Liabilities
Future policy benefits - indexed product embedded derivatives	$40,028	$15,325	$(7,014)	$28,007	$—	$—	$—	$—	$76,346

	December 31, 2018
				Realized and unrealized gains (losses), net
	Balance, December 31, 2017	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Amort-ization included in net income	Balance, December 31, 2018
	(Dollars in thousands)
Assets
Corporate securities	$33,600	$—	$(9,432)	$—	$(974)	$7,082	$(8,530)	$265	$22,011
Residential mortgage-backed securities	9,124	27,818	—	—	—	—	(36,942)	—	—
Commercial mortgage-backed securities	85,701	36,008	(1,337)	—	(3,599)	—	(48,787)	(46)	67,940
Other asset-backed securities	53,480	28,855	(2,799)	—	(12)	—	(75,923)	—	3,601
Non-redeemable preferred stocks	7,407	—	—	(545)	—	—	—	—	6,862
Total assets	$189,312	$92,681	$(13,568)	$(545)	$(4,585)	$7,082	$(170,182)	$219	$100,414

Liabilities
Future policy benefits - indexed product embedded derivatives	$27,774	$11,514	$(4,447)	$5,187	$—	$—	$—	$—	$40,028

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

Valuation of our Financial Instruments Not Reported at Fair Value by Hierarchy Levels

	December 31, 2019
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair Value	Carrying Value
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$1,059,073	$1,059,073	$1,011,678
Policy loans	—	—	256,787	256,787	201,589
Other investments	—	29,534	2,215	31,749	31,211
Total assets	$—	$29,534	$1,318,075	$1,347,609	$1,244,478

Liabilities
Future policy benefits	$—	$—	$4,381,863	$4,381,863	$4,270,073
Supplementary contracts without life contingencies	—	—	309,601	309,601	296,915
Advance premiums and other deposits	—	—	245,480	245,480	245,480
Long-term debt	—	—	84,438	84,438	97,000
Liabilities related to separate accounts	—	—	644,691	644,691	645,881
Total liabilities	$—	$—	$5,666,073	$5,666,073	$5,555,349

	December 31, 2018
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair Value	Carrying Value
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$1,045,497	$1,045,497	$1,039,829
Policy loans	—	—	237,496	237,496	197,366
Other investments	—	—	30,087	30,087	29,020
Total assets	$—	$—	$1,313,080	$1,313,080	$1,266,215

Liabilities
Future policy benefits	$—	$—	$3,981,947	$3,981,947	$4,217,904
Supplementary contracts without life contingencies	—	—	298,869	298,869	303,627
Advance premiums and other deposits	—	—	252,318	252,318	252,318
Long-term debt	—	—	65,999	65,999	97,000
Liabilities related to separate accounts	—	—	559,799	559,799	561,281
Total liabilities	$—	$—	$5,158,932	$5,158,932	$5,432,130

Level 3 Financial Instruments Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis, generally mortgage loans or real estate that have been deemed to be impaired during the reporting period. There were no mortgage loans or real estate impaired to fair value during 2019.
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

Impact of Reinsurance on our Financial Statements
	Year ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Ceded (reductions to financial statement items):
Premiums and product charges	$31,363	$32,450	$32,922
Insurance benefits	20,759	21,358	24,159
Allowances for expenses and commissions	2,899	4,231	4,548
Assumed (additions to financial statement items):
Premiums and product charges	2,546	2,508	2,637
Insurance benefits	7,437	2,752	6,356
Allowances for expenses and commissions	1,340	1,410	1,543

Reinsurance in Force and Percentage of Direct Life Insurance in Force
	Year ended December 31,
	2019		2018
	(Dollars in millions)
Ceded reinsurance	$13,771	21.0%	$14,030	21.8%
Assumed reinsurance	431	0.7%	455	0.7%

Policy Provisions

Analysis of the Value of Insurance in Force Acquired

	Year ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Balance at beginning of year	$17,263	$19,430	$21,608
Amortization per fixed schedule	(2,141)	(2,167)	(2,178)
Balance at end of year	15,122	17,263	19,430
Impact of net unrealized investment gains and losses	(12,498)	(6,878)	(14,870)
Value of insurance in force acquired	$2,624	$10,385	$4,560

We amortize the value of insurance in force based on a fixed amortization schedule. Net amortization for the next five years is expected to be as follows: 2020 - $2.2 million; 2021 - $2.0 million; 2022 - $2.0 million; 2023 - $2.0 million; and 2024 - $1.0 million.

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

GMDB, IDB and GMIB Net Amount at Risk by Type of Guarantee

	December 31, 2019		December 31, 2018
	Separate Account Balance	Net Amount at Risk	Separate Account Balance	Net Amount at Risk
	(Dollars in thousands)
Guaranteed minimum death benefit:
Return of net deposits	$166,055	$362	$147,567	$430
Return the greater of highest anniversary value or net deposits	287,518	9,936	252,361	29,146
Incremental death benefit	259,735	62,411	228,863	53,727
Guaranteed minimum income benefit	25,137	1	24,357	37
Total		$72,710		$83,340

The separate account assets are primarily comprised of stock and bond mutual funds. The net amount at risk for these contracts is based on the amount by which GMDB, IDB or GMIB exceeds account value. The reserve for GMDBs, IDBs or GMIBs, determined using modeling techniques and industry mortality assumptions, that is included in future policy benefits, totaled $8.3 million at December 31, 2019 and $7.7 million at December 31, 2018. The weighted average age of the contract holders with GMDB, IDB or GMIB rider exposure was 68 years at December 31, 2019 and 58 years at December 31, 2018. This average age fluctuates due to the small pool of participants that move in and out of exposure dependent upon market performance and terminations. Benefits paid for GMDBs, IDBs and GMIBs totaled $0.2 million for 2019, $0.2 million for 2018 and $0.8 million for 2017.

5. Income Taxes

Deferred income taxes have been established based upon the temporary differences between the financial statement and income tax bases of assets and liabilities. The reversal of the temporary differences will result in taxable or deductible amounts in future years when the related asset or liability is recovered or settled. A valuation allowance is required if it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. Based on the available positive and negative evidence regarding future sources of taxable income, we have determined that the establishment of a valuation allowance was not necessary at December 31, 2019 and 2018.

The Tax Act made broad changes to the U.S. tax code impacting our companies, including reducing the federal corporate tax rate from 35% to 21% and numerous base-broadening provisions. At December 31, 2017, we recorded a provisional estimate of the impact of the Tax Act, which resulted in a reduction of net deferred tax liabilities of $84.8 million, which includes $48.2 million related to deferred taxes previously recognized in accumulated other comprehensive income. At December 31, 2018, the accounting for the Tax Act was completed, as the provisional estimates used were finalized by filing the 2017 income tax return. This resulted in no significant impact to earnings. Additional estimates were also adjusted, resulting only in reclassification between deferred tax items, such as the deferred tax asset on future policy benefits. In these cases, the overall impact of the Tax Act did not change from 2017.

Income Tax Expenses (Credits)

	Year ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Taxes provided in consolidated statement of operations on:
Income before equity income:
Current	$16,557	$20,429	$34,301
Deferred	6,876	(4,953)	(73,094)
LIHTC	(3,504)	(3,826)	(1,190)
	19,929	11,650	(39,983)
Equity income	919	1,179	1,394

Taxes provided in consolidated statements of changes in stockholders’ equity:
Accumulated other comprehensive income	70,048	(50,025)	43,448
	$90,896	$(37,196)	$4,859

Effective Tax Rate Reconciliation to Federal Income Tax Rate

	Year ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Income before income taxes and equity income	$142,781	$101,033	$144,760

Income tax at federal statutory rate	$29,984	$21,217	$50,666
Tax effect (decrease) of:
Tax-exempt dividend and interest income	(3,949)	(3,762)	(3,384)
Net impact of LIHTC	(3,504)	(3,826)	(1,190)
Remeasurement of deferred taxes under the Tax Act	—	—	(84,806)
Adjustments to tax-basis policy reserves	(2,460)	—	—
Other items	(142)	(1,979)	(1,269)
Income tax expense (benefit)	$19,929	$11,650	$(39,983)

Tax Effect of Temporary Differences Giving Rise to Deferred Income Tax Assets and Liabilities

	December 31,
	2019	2018
	(Dollars in thousands)
Deferred income tax assets:
Future policy benefits	$33,719	$25,137
Accrued benefit and compensation costs	3,736	3,854
Loss carryforwards	2,698	2,870
Derivative instruments	—	617
Other	1,060	1,938
	41,213	34,416
Deferred income tax liabilities:
Fixed maturity and equity securities	151,212	42,961
Deferred acquisition costs	26,813	55,810
Value of insurance in force acquired	551	2,181
Property and equipment	7,961	7,021
Derivative instruments	4,386	—
Other	2,663	1,892
	193,586	109,865
Net deferred income tax liability	$152,373	$75,449

We recognize the benefits of uncertain tax positions when the benefits are more-likely-than-not to be sustained. Our reserve for uncertain tax positions was $0.6 million at December 31, 2019. We had no reserve for uncertain tax positions at December 31, 2018. We recognize interest related to uncertain tax positions in interest expense and related penalties in other expenses. We paid no such interest or penalties during 2019, 2018 or 2017. We do not expect any significant changes in the amount of our reserve for uncertain tax positions within the next twelve months. We are generally no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years prior to 2016.

At December 31, 2019, we had non-life net operating loss carryforwards for federal income tax purposes totaling $11.9 million, which begin to expire after 2032. We also had non-life net operating loss carryforwards in several state jurisdictions, with varying expiration dates. State deferred taxes are not generally provided on any temporary differences or carryforwards, as state taxes have historically been insignificant.

6. Credit Arrangements

Long-term debt includes $97.0 million of our subordinated debt obligation to FBL Financial Group Capital Trust (the Trust). We issued 5% Subordinated Deferrable Interest Notes due June 30, 2047 (the Notes) with a principal amount of $100.0 million to support $97.0 million of 5% Preferred Securities issued by the Trust. We also have a $3.0 million equity investment in the Trust, which is netted against the Notes on the consolidated balance sheets due to a contractual right of offset. The sole assets of the Trust are and will be the Notes and any interest accrued thereon. The interest payment dates on the Notes correspond to the distribution dates on the 5% Preferred Securities. The 5% Preferred Securities, which have a liquidation value of $1,000.00 per share plus accrued and unpaid distributions, mature simultaneously with the Notes. As of December 31, 2019 and 2018, 97,000 shares of 5% Preferred Securities were outstanding, all of which we unconditionally guarantee.

7. Stockholders’ Equity

Share Repurchases

We periodically repurchase our Class A common stock under programs approved by our Board of Directors. These repurchase programs authorize us to make repurchases in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. Under these programs, we repurchased 66,475 shares of stock for $4.6 million in 2019, 232,837 shares of stock for $15.9 million in 2018 and 3,511 shares of stock for $0.2 million in 2017. Completion of this program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares, if any, that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice. There was $36.3 million remaining available for repurchases at December 31, 2019 under the active repurchase program.

Dividends
	Year ended December 31,
	2019	2018	2017
Class A and B common stock:
Cash dividends per common share	$1.92	$1.84	$1.76
Special cash dividend per common share	1.50	1.50	1.50
Total common stock dividends per share	$3.42	$3.34	$3.26

Series B preferred stock cash dividends per share	$0.03	$0.03	$0.03

Special cash dividends paid to our Class A and Class B common shareholders totaled $37.0 million in 2019, $37.3 million in 2018 and $37.4 million in 2017.

Dividend Restrictions

We have agreed that we will not pay dividends on the Class A or Class B Common Stock, nor on the Series B Preferred Stock, if we are in default of the Subordinated Deferrable Interest Note Agreement dated May 30, 1997 with FBL Financial Group Capital Trust. We are compliant with all terms of this agreement at December 31, 2019. See Note 6 for additional information regarding this agreement.

The amount of dividends we have available to pay our common shareholders is limited to a certain extent by the amount of dividends our primary operating subsidiary, Farm Bureau Life, is able to pay to its parent, FBL Financial Group, Inc. See Note 12 for discussion on our statutory dividend restrictions.

Reconciliation of Outstanding Common Stock
	Class A		Class B (1)		Total
	Shares	Dollars	Shares	Dollars	Shares	Dollars
	(Dollars in thousands)
Outstanding at January 1, 2017	24,882,542	$152,903	11,413	$72	24,893,955	$152,975
Stock-based compensation	40,082	708	—	—	40,082	708
Purchase of common stock	(3,511)	(22)	—	—	(3,511)	(22)
Outstanding at December 31, 2017	24,919,113	153,589	11,413	72	24,930,526	153,661
Issuance of common stock under compensation plans	21,126	499	—	—	21,126	499
Purchase of common stock	(232,837)	(1,436)	—	—	(232,837)	(1,436)
Outstanding at December 31, 2018	24,707,402	152,652	11,413	72	24,718,815	152,724
Stock-based compensation	11,875	419	—	—	11,875	419
Purchase of common stock	(66,475)	(410)	—	—	(66,475)	(410)
Outstanding at December 31, 2019	24,652,802	$152,661	11,413	$72	24,664,215	$152,733

(1)	There is no established market for our Class B common stock, although it is convertible upon demand of the holder into Class A common stock on a share-for-share basis.

Holders of the Class A common stock and Series B preferred stock vote together to elect Class A Directors (four to ten). Holders of the Class B common stock elect the Class B Directors (five to seven). Voting for the Directors is noncumulative. All of the holders of our Class B common stock are parties to a Stockholders’ Agreement. The IFBF’s ownership in the three classes of stock results in IFBF owning 71.5% of our voting stock as of December 31, 2019 and having the ability to control the Company. Holders of Class A common stock and Class B common stock receive equal per-share cash dividends.

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

Accumulated Other Comprehensive Income, Net of Tax and Other Offsets

	Unrealized Net Investment Gains (Losses) (1)	Accumulated Non-Credit Impairment Gains (Losses)	Underfunded Portion of Certain Benefit Plans (2)	Total
	(Dollars in thousands)
Balance at January 1, 2017	$156,963	$311	$(7,719)	$149,555
Other comprehensive income before reclassifications	88,534	136	—	88,670
Reclassification related to the Tax Act (3)	49,657	90	(1,521)	48,226
Reclassification adjustments	15	—	(1,483)	(1,468)
Balance at December 31, 2017	295,169	537	(10,723)	284,983
Cumulative effect of change in accounting principle related to net unrealized gains on equity securities (4)	(5,480)	—	—	(5,480)
Other comprehensive income before reclassifications	(191,158)	2,654	—	(188,504)
Reclassification adjustments	(1,610)	(58)	1,987	319
Balance at December 31, 2018	96,921	3,133	(8,736)	91,318
Other comprehensive income before reclassifications	265,910	(1,159)	—	264,751
Reclassification adjustments	189	—	(1,494)	(1,305)
Balance at December 31, 2019	$363,020	$1,974	$(10,230)	$354,764

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

(3)	Reclassification of the initial impact of the remeasurement of deferred tax assets and liabilities upon enactment of the Tax Act. See discussion of this accounting change as discussed in Note 1.

(4)	See Note 1 to our consolidated financial statements for further discussion on this one-time adjustment related to an accounting change.

Accumulated Other Comprehensive Income Reclassification Adjustments

	Year ended December 31, 2019
	Unrealized Net Investment Gains (Losses) (1)	Accumulated Non-Credit Impairment Losses (1)	Underfunded Portion of Certain Benefit Plans (2)	Total
	(Dollars in thousands)
Realized capital gains on sales of fixed maturities	$(2)	$—	$—	$(2)
Adjustments for assumed changes in deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	241	—	—	241
Other expenses - change in unrecognized postretirement items:
Net actuarial gain	—	—	(1,892)	(1,892)
Reclassifications before income taxes	239	—	(1,892)	(1,653)
Income taxes	(50)	—	398	348
Reclassification adjustments	$189	$—	$(1,494)	$(1,305)

	Year ended December 31, 2018
	Unrealized Net Investment Gains (Losses) (1)	Accumulated Non-Credit Impairment Losses (1)	Underfunded Portion of Certain Benefit Plans (2)	Total
	(Dollars in thousands)
Realized capital gains on sales of investments	$(1,832)	$—	$—	$(1,832)
Adjustments for assumed changes in deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	(206)	1	—	(205)
Other than temporary impairment losses	—	(74)	—	(74)
Other expenses - change in unrecognized postretirement items:
Net actuarial loss	—	—	2,515	2,515
Reclassifications before income taxes	(2,038)	(73)	2,515	404
Income taxes	428	15	(528)	(85)
Reclassification adjustments	$(1,610)	$(58)	$1,987	$319

	Year ended December 31, 2017
	Unrealized Net Investment Gains (Losses) (1)	Accumulated Non-Credit Impairment Losses (1)	Underfunded Portion of Certain Benefit Plans (2)	Total
	(Dollars in thousands)
Realized capital gains on sales of investments	$(255)	$—	$—	$(255)
Adjustments for assumed changes in deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	274	—	—	274
Other expenses - change in unrecognized postretirement items:
Net actuarial loss	—	—	(1,702)	(1,702)
Reclassifications before income taxes	19	—	(1,702)	(1,683)
Income taxes	(4)	—	219	215
Reclassification adjustments	$15	$—	$(1,483)	$(1,468)

(1)	See Note 2 for further information.

(2)	For descriptions of the underfunded portion of our postretirement benefit plans, see Note 8 - Other Retirement Plans, and for certain other defined benefit plans, see Note 8 - Defined Benefit Plans.

8. Retirement and Compensation Plans

Defined Benefit Pension Plans

We participate in various defined benefit pension plans (the Plans), including a multiemployer plan. The multiemployer plan is considered qualified under Internal Revenue Service regulations and covers our employees and the employees of the other participating companies who had attained age 21, had one year of service and were employed prior to January 1, 2013. We also have a plan that provides supplemental pension benefits to certain highly compensated employees who have salaries and/or pension benefits in excess of the qualified limits imposed by federal law and were employed prior to January 1, 2013. Benefits under these plans are based on years of service and the employee’s compensation. The plans are discussed below.

Multiemployer Defined Benefit Plan

The FBL Financial Group Retirement Plan (the Multiemployer Plan) is considered a multiemployer plan, with the participation of affiliated and unaffiliated employers along with FBL Financial Group, Inc. and its subsidiaries. Under the multiemployer plan structure, contributions are made each year and our contributions are commingled with those of the other employers to fund the payment of future plan benefit obligations. Should a participating employer be unable to provide funding, the remaining employers would be required to continue funding all future obligations. If an employer elects to discontinue participation, prior to departure they will be required to contribute their portion of the underfunded pension obligation associated with their employees. This required contribution will be based on an actuarial estimate of future benefit obligations, which as an estimate may not ultimately be sufficient to fund future actual benefits. None of the participating employers have provided notice that they would be discontinuing participation in the Multiemployer Plan or would otherwise be unable to continue providing their share of required funding as of December 31, 2019.

Multiemployer Plan name	FBL Financial Group Retirement Plan
Employer identification number	42-1411715
Plan number	001
FBL’s contributions (in thousands)
2019	$15,000
2018	$30,000
2017	$45,000

Net periodic pension cost of the Multiemployer Plan is allocated between participating employers on a basis of time incurred by the respective employees for each employer. Such allocations are reviewed annually. The Multiemployer Plan is not subject to collective bargaining agreements, a financial improvement plan or a rehabilitation plan. No surcharges were required to be paid to the Multiemployer Plan during 2019, 2018 or 2017. We are the primary employer in the Multiemployer Plan, providing more than 5 percent of the total contributions during 2019, 2018 and 2017.

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

Funding Status and Net Periodic Pension Costs

	Multiemployer Plan		Other Plans
	As of and for the year ended December 31,		As of and for the year ended December 31,
	2019	2018	2019	2018
	(Dollars in thousands)
Change in projected benefit obligation:
Net benefit obligation at beginning of the year	$319,931	$375,999	$25,363	$26,914
Service cost	4,549	5,973	467	539
Interest cost	13,273	13,642	992	958
Actuarial loss (gain)	51,338	(20,594)	2,930	(1,170)
Benefits paid	(7,971)	(4,001)	(1,829)	(1,878)
Settlements	—	(56,256)	—	—
Special termination benefit	—	5,168	—	—
Projected benefit obligation	381,120	319,931	27,923	25,363

Change in plan assets:
Fair value of plan assets at beginning of the year	316,008	345,396	—	—
Actual return on plan assets	39,827	869	—	—
Employer contributions	15,000	30,000	1,829	1,878
Benefits paid	(7,971)	(4,001)	(1,829)	(1,878)
Settlements	—	(56,256)	—	—
Fair value of plan assets at end of the year	362,864	316,008	—	—
Underfunded status at end of the year	$(18,256)	$(3,923)	$(27,923)	$(25,363)

Accumulated benefit obligation	$343,029	$287,052	$25,471	$22,753

The fair value of plan assets of the Multiemployer Plan exceeded the accumulated benefit obligation at December 31, 2019 and December 31, 2018.

Net Periodic Pension Costs Incurred by the Plans

	Multiemployer Plan			Other Plans
	As of and for the year ended December 31,			As of and for the year ended December 31,
	2019	2018	2017	2019	2018	2017
	(Dollars in thousands)
Service cost	$4,549	$5,973	$5,552	$467	$539	$436
Interest cost	13,273	13,642	14,124	992	958	1,003
Expected return on plan assets	(18,827)	(22,247)	(19,184)	—	—	—
Amortization of prior service cost	—	46	131	—	—	—
Amortization of actuarial loss	8,913	12,507	10,121	1,066	1,353	1,172
Effect of settlement	—	17,406	—	—	—	—
Effect of special termination benefit	—	5,168	—	—	—	—
Net periodic pension cost	$7,908	$32,495	$10,744	$2,525	$2,850	$2,611

FBL Financial Group, Inc. share of net periodic pension cost	$2,533	$9,956	$3,404	$1,449	$1,671	$1,551

Pension settlement charges were recognized after determining the total cash payments exceeded the sum of the service and interest cost for 2018. For years in which settlement charges occur, benefits paid as lump sum distributions are included with settlements. The special termination benefit represents a voluntary early retirement program offered in the Multiemployer Plan during 2018 that provided an additional two years of service and two years of age benefit enhancement.

The Plans’ prior service costs are amortized using a straight-line amortization method over the average remaining service period or life expectancy of the employees, depending upon who is covered under each plan. For actuarial gains and losses, a corridor (10% of the greater of the projected benefit obligation or the market value of plan assets) is used to determine the amounts to amortize. For the Multiemployer Plan it is expected that net periodic pension cost in 2020 will include $11.2 million for amortization of the actuarial loss. For the Other Plans it is expected that net periodic pension cost in 2020, included in accumulated other comprehensive income, will include $1.3 million for amortization of the actuarial loss.

We expect contributions to be paid to the Multiemployer Plan by us and our affiliated and unaffiliated employers for 2020 to be approximately $15.0 million, of which $4.8 million is expected to be contributed by us. Expected benefits to be paid under the Multiemployer Plan are as follows: 2020 - $16.5 million, 2021 - $18.7 million, 2022 - $19.1 million, 2023 - $20.9 million, 2024 - $20.7 million and 2025 through 2029 - $121.2 million. Since the Other Plans are not funded, contributions are made as benefit obligations become due. Expected benefits to be paid under the Other Plans are as follows: 2020 - $3.6 million, 2021 - $4.3 million, 2022 - $3.4 million, 2023 - $4.1 million, 2024 - $3.0 million and 2025 through 2029 - $10.0 million.

FBL’s Proportionate Share of Prepaid or Accrued Pension Cost

	Multiemployer Plan		Other Plans
	As of and for the year ended December 31,		As of and for the year ended December 31,
	2019	2018	2019	2018
	(Dollars in thousands)
Amount recognized in FBL’s consolidated balance sheets
Prepaid benefit cost	$38,365	$36,105	$749	$726
Accrued benefit cost	—	(12)	(21,922)	(19,480)
Net amount recognized	$38,365	$36,093	$(21,173)	$(18,754)

Amount recognized in FBL’s accumulated other comprehensive income, before taxes (1)
Net actuarial loss			$12,990	$11,126
Net amount recognized			$12,990	$11,126

(1)
For our Multiemployer Plan, the underfunded portion of the pension benefit obligation is not required to be recognized as a liability in our consolidated balance sheets. The unrecognized liability for the underfunded status of our Multiemployer Plan totaled $18.3 million at December 31, 2019 and $3.9 million at December 31, 2018.

Weighted Average Assumptions Used to Determine Benefit Obligation
	December 31,
	2019	2018
Discount rate	3.37%	4.24%
Annual salary increases	3.27%	3.21%

The discount rate is estimated by projecting and discounting future benefit payments inherent in the projected benefit obligation using a commercially available “spot” yield curve constructed using techniques and a bond universe specifically selected to meet the accounting standard requirements.

Weighted Average Assumptions Used to Determine Net Periodic Pension Cost

	Year Ended December 31,
	2019	2018	2017
Discount rate	4.24%	3.72%	4.29%
Expected long-term return on plan assets	6.00%	6.50%	6.60%
Annual salary increases	3.21%	3.27%	3.31%

The Multiemployer Plan’s expected long-term return on assets represents the rate of earnings expected in the funds invested to provide for anticipated benefit payments, which is analyzed annually and revised as needed.

Multiemployer Plan Assets

The Multiemployer Plan assets are primarily invested in annuity products and diversified investments including insurance company pooled separate accounts, mutual funds, fixed maturity securities and alternative investments. Certain pension obligations that are fully funded through annuity contracts with Farm Bureau Life, are presented as funded annuity contracts below. For 2019, excluding the funded annuity contracts, the Multiemployer Plan’s long-term investment allocation targets were as follows: 47% in fixed income investments, 30% in equities, 15% in long duration fixed income investments and 8% in alternative investments. At December 31, 2019, the Multiemployer Plan assets were invested approximately 49% in fixed income investments, 29% in equities, 17% in long duration fixed income investments and 5% in alternative investments. The fixed income investments consist primarily of the group annuity contract and fixed income securities held in pooled separate accounts. The equity securities are in pooled separate accounts and mutual funds. The long duration fixed income investments consist of holdings of corporate bonds, United States government treasuries and cash. The alternative investments consist of interests in limited partnerships that own various liquid and illiquid assets. The investment strategy for the Multiemployer Plan is to (1) achieve a long-term return sufficient to satisfy all Multiemployer Plan obligations, (2) assume a prudent level of risk and (3) maintain adequate liquidity. The expected return on Multiemployer Plan assets is set at the long-term rate expected to be earned based on the long-term investment strategy of the Multiemployer Plan. In estimating the expected rate of return for each asset class, factors such as historical rates of return, expected future risk-free rates of return and anticipated returns given the risk profile of each asset class are analyzed.

The valuation methodologies used for assets measured at fair value are:

•
Group and funded annuity contracts: contract value approximates fair value, as the interest-crediting rate is declared annually and subject to change when the rate no longer approximates the market rate.

•	Pooled separate accounts: valued at net asset value practical expedient, which is based on the latest quoted market price of the investments held within the fund.

•	Mutual funds: the net asset value of mutual funds is based on quoted market prices available in active markets.

•
Fixed maturities: the fair value of U.S. Treasuries is estimated using quoted market prices available in active markets. The fair value of corporate securities is obtained from third-party pricing vendors. We have regular interaction with these vendors to ensure we understand their pricing methodologies and confirm they are utilizing observable market information. The pricing methodologies include observable inputs such as estimated cash flows, benchmark yields, reported trades, credit quality, industry events and economic events.

•	Cash and cash equivalents: due to the short-term nature, the carrying amounts approximate fair value.

•
Alternative investments: the carrying value of the limited partnership interests reflects the Plan’s proportionate share of the net asset value of those partnerships, which is derived from the fair value of the underlying holdings, and as of December 31, 2019 and December 31, 2018, excludes the net asset value of one limited partnership because that partnership’s fair value is measured using the net asset value per share practical expedient. There are no redemption frequency or redemption notice period restrictions on the alternative investments.

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
Level 3 - Inputs are unobservable and require management’s judgment about the assumptions that market participants would use in pricing the assets.

Fair Values of the Multiemployer Plan Assets by Asset Category and Hierarchy Levels

	December 31, 2019
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Mutual funds: (1)
U.S. equity funds	$26,294	$—	$—	$26,294
International funds	44,730	—	—	44,730
Pooled separate accounts: (1)
Short-term fixed income funds	—	1,502	—	1,502
Fixed income funds	—	13,538	—	13,538
U.S. equity funds	—	17,941	—	17,941
Real estate fund	—	14,380	—	14,380
Annuities: (2)
Group annuity contract	—	—	157,248	157,248
Funded annuity contracts	—	—	10,378	10,378
Fixed maturities: (3)
Corporate	—	28,509	—	28,509
United States government and agencies	30,648	—	—	30,648
Alternative investments: (4)
Limited partnerships	—	—	16,147	16,147
Cash and cash equivalents (5)	21	—	—	21
Total	$101,693	$75,870	$183,773	$361,336

	December 31, 2018
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Mutual funds: (1)
U.S. equity funds	$20,138	$—	$—	$20,138
International funds	35,854	—	—	35,854
Pooled separate accounts: (1)
Short-term fixed income funds	—	510	—	510
Fixed income funds	—	12,117	—	12,117
U.S. equity funds	—	13,788	—	13,788
Real estate fund	—	12,455	—	12,455
Annuities: (2)
Group annuity contract	—	—	148,106	148,106
Funded annuity contracts	—	—	10,500	10,500
Fixed maturities: (3)
Corporate	—	24,002	—	24,002
United States government and agencies	25,039	—	—	25,039
Alternative investments: (4)
Limited partnerships	—	—	12,410	12,410
Cash and cash equivalents (5)	538	—	—	538
Total	$81,569	$62,872	$171,016	$315,457

(1)	Represents mutual funds and pooled separate account investments with Principal Life Insurance Company.

(2)	Represents annuity contracts with Farm Bureau Life.

(3)	Represents bonds to support the long duration fixed income investments.

(4)
Represents interests in several limited partnerships. A limited partnership with a fair value estimate of $1.5 million as of December 31, 2019 and$0.6 million as of December 31, 2018, using net asset value per share as a practical expedient, has not been classified in the fair value hierarchy above in accordance with fair value reporting guidance.

(5)	Represents approximate fair value of cash held.

Level 3 Multiemployer Plan Asset Changes in Fair Value

	December 31, 2019
			Return on assets
	December 31, 2018	Purchases (disposals), net	Held at year end	Sold during year	Transfers into (out) of level 3	December 31, 2019
	(Dollars in thousands)
Group annuity contract	$148,106	$(1,066)	$5,382	$—	$4,826	$157,248
Funded annuity contracts	10,500	(730)	608	—	—	10,378
Limited partnerships	12,410	2,587	1,150	—	—	16,147
Total	$171,016	$791	$7,140	$—	$4,826	$183,773

	December 31, 2018
			Return on assets
	December 31, 2017	Purchases (disposals), net	Held at year end	Sold during year	Transfers into (out) of level 3	December 31, 2018
	(Dollars in thousands)
Group annuity contract	$181,403	$(21,353)	$7,056	$—	$(19,000)	$148,106
Funded annuity contracts	10,776	(896)	620	—	—	10,500
Limited partnerships	9,571	1,789	1,050	—	—	12,410
Total	$201,750	$(20,460)	$8,726	$—	$(19,000)	$171,016

Other Retirement Plans

We participate with affiliated and unaffiliated employers in a 401(k) defined contribution plan, which covers substantially all employees. We match employee contributions and provide an additional discretionary contribution as summarized in the table below. Costs are allocated among the affiliates on a basis of time incurred by the respective employees for each company. Our expense related to this plan totaled $3.1 million in 2019, $2.9 million in 2018 and $2.6 million in 2017.

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

In addition to benefits offered under the aforementioned benefit plans, we participate with affiliated and unaffiliated employers in a plan that provides group term life insurance benefits to retirees. We froze our portion of the plan on December 31, 2016 such that no new participants will enter the plan. We also have two single-employer plans, frozen to new participants, that provide health and medical benefits to a small group of retirees. Postretirement benefit expenses for these plans are immaterial. The immaterial change in the underfunded portion of these plans is reported in other comprehensive income. During 2018, our allocated expense totaled $0.4 million related to 18 months of medical benefits to be provided to employees who accepted the voluntary early retirement program offered during 2018.

Share-based Compensation Plans

Stock Option Awards

Prior to 2012, we granted stock options for Class A common stock to officers and employees, which have a contractual term of 10 years. Prior to 2009, we also granted stock options for Class A common stock to directors, which were fully vested upon grant and had a contractual term that varied with the length of time the director remained on the Board, up to 10 years. The exercise price for all options is equal to the fair value of the common stock on the grant date. Expenses have been fully recognized under this plan.

Stock Option Activity
	Number of Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
	(Dollars in thousands, except per share data)
Shares under option at January 1, 2019	11,176	$25.11
Exercised	(4,480)	25.70
Forfeited or expired	—	—
Shares under option at December 31, 2019	6,696	24.71	0.61	$229

Vested at December 31, 2019	6,696	$24.71	0.61	$229
Exercisable options at December 31, 2019	6,696	$24.71	0.61	$229

(1)	Represents the difference between the share price and exercise price for each option, excluding options for which the exercise price is above the share price, at December 31, 2019.

The intrinsic value of options exercised during the year totaled $0.1 million for 2019, $0.7 million for 2018 and $0.8 million for 2017.

We issue new shares to satisfy stock option exercises.    Cash received from stock options exercised totaled $0.1 million for 2019, $0.3 million for 2018 and $0.7 million for 2017. The actual tax benefit realized from stock options exercised totaled less than $0.1 million for 2019, $0.1 million for 2018 and $0.2 million for 2017.

Cash-Based Restricted Stock Units

We annually grant cash-based restricted stock units to certain executives. The restricted stock units will vest and be paid out in cash over 5 years, contingent on continued employment with us.

The amount payable per unit awarded is equal to the price per share of the Company’s common stock at settlement of the award, and as such, we measure the value of the award each reporting period based on the current stock price. The effects of changes in the stock price during the service period are recognized as compensation expense over the service period. We allocate a portion of the expense for these arrangements to affiliates; expense amounts below represent our share of these expenses. Compensation expense for arrangements under this plan totaled $1.2 million for 2019, $1.7 million for 2018 and $1.9 million for 2017. The income tax benefit recognized in the statements of operations for this arrangement totaled $0.4 million in 2019, $0.6 million in 2018 and $1.0 million in 2017.

Restricted Stock Unit Activity
	Number of Units	Weighted-Average Grant-Date Fair Value per Unit
Restricted stock units at January 1, 2019	77,191	$60.76
Granted	23,982	70.88
Vested	(30,806)	53.85
Forfeited or canceled	(6,350)	66.56
Restricted stock units at December 31, 2019	64,017	67.30

The weighted average grant-date fair value per common share of restricted stock units granted was $70.88 in 2019, $71.20 in 2018 and $69.10 in 2017. Unrecognized compensation expense related to unvested restricted stock units based on the stock price at December 31, 2019 totaled $1.4 million. This expense is expected to be recognized over a weighted-average period of 2.03 years. Dividends are paid on restricted stock units upon vesting. Cash payments including dividends for restricted stock units totaled $2.5 million in 2019 and $3.3 million in 2018 and 2017.

Other

We have a Director Compensation Plan under which non-employee directors on our Board may elect to receive a portion of their compensation in the form of cash or deferred cash-based stock units. Cash-based stock units outstanding under this plan totaled 26,042 at December 31, 2019 and 25,016 at December 31, 2018. Prior to 2012, deferred stock units were used instead of deferred cash-based stock units. Under this plan, we have deferred stock units outstanding totaling 47,092 at December 31, 2019 and 50,194 at December 31, 2018. At December 31, 2019, there were 103,003 shares of Class A common stock available for future issuance under the Director Compensation Plan.

We also have an Executive Salary and Bonus Deferred Compensation Plan under which certain officers of the Company were allowed to use their base salary and annual cash bonus to purchase deferred cash-based stock units. Cash-based stock units outstanding under this plan totaled 8,478 at December 31, 2019 and 10,743 at December 31, 2018. Prior to 2012, deferred stock units were used instead of deferred cash-based stock units. Under this plan, we have deferred stock units outstanding totaling 48,740 at December 31, 2019 and 48,312 at December 31, 2018. At December 31, 2019, shares of Class A common stock available for future issuance under this plan totaled 92,641. This plan was frozen to future deferrals on December 31, 2013.

We also have an Executive Excess 401(k) Plan under which officers of the Company who met salary guidelines and 401(k) contribution guidelines were allowed to purchase unregistered deferred stock units. Under this plan, we have deferred stock units outstanding totaling 3,514 at December 31, 2019 and 3,327 at December 31, 2018. This plan was frozen to future deferrals on December 31, 2013.

9. Management and Other Agreements

We have management agreements under which we provide general business, administrative and management services to Farm Bureau Property & Casualty Insurance Company and other affiliates. Fee income for these services totaled $2.0 million in 2019, 2018 and 2017. In addition, as discussed in Note 1, we provide investment advisory services and lease property and equipment under agreements with Farm Bureau Property & Casualty, other affiliates and non-affiliates.

We share certain office facilities and services with the IFBF and its affiliated companies. These expenses are allocated based on cost and time studies that are updated annually and consist primarily of rent, salaries and related expenses, travel and other operating costs. In addition, Farm Bureau Management Corporation, a wholly-owned subsidiary of the IFBF, provides certain services to us under a separate arrangement. Related expenses, net of reimbursements for certain services we provide, totaled $1.6 million in 2019, $1.5 million in 2018 and $1.3 million in 2017.

We also have an expense allocation agreement with Farm Bureau Property & Casualty Insurance Company for the use of property and equipment. Expense relating to this agreement totaled $0.3 million in 2019, 2018 and 2017.

We have service agreements with the Farm Bureau-affiliated property-casualty companies operating within our marketing territory, including Farm Bureau Property & Casualty Insurance Company and another affiliate. Under the service agreements, the property-casualty companies are responsible for development and management of our agency force for a fee. We incurred expenses totaling $8.0 million in 2019, $9.2 million in 2018 and $9.1 million in 2017 relating to these arrangements.

We are licensed by the IFBF to use the “Farm Bureau” and “FB” designations in Iowa. In connection with this license, we incurred royalty expense totaling $0.6 million in 2019, 2018 and 2017. The royalty agreement with the IFBF provides IFBF an option to terminate the agreement if our quarterly common stock dividend is less than $0.10 per share. We have similar royalty arrangements with other state Farm Bureau organizations in our market territory. Total royalty expense to Farm Bureau organizations other than the IFBF totaled $1.7 million in 2019 and $1.8 million in 2018 and 2017. The loss of the right to use these designations in a state with a high premium concentration could have a material adverse effect on operating results.

Premium Concentration by State
	Year ended December 31,
	2019	2018	2017
Life and annuity collected premiums:
Iowa	26.3%	25.5%	25.9%
Kansas	16.4	19.2	18.1
Oklahoma	7.6	7.9	8.2

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
On the date of adoption, January 1, 2019, we held four long-term leases; and at December 31, 2019, we held eight long-term leases, all of which relate to real estate. The net present value of future cash flows for these leases is reported within our consolidated balance sheet in other assets and other liabilities. The carrying value of these leases total $14.0 million at December 31, 2019 and $7.2 million on the date of adoption. The most significant lease is for our home office facilities, which is owned by a subsidiary of the IFBF. The carrying value of this lease increased from $6.1 million on January 1, 2019 to $12.6 million on December 31, 2019 because we have reasonable assurance of exercising the five-year renewal of the lease term due to substantial leasehold improvements underway on this property. All of our leases are based on fixed terms which expire from 2021 through 2026 but allow renewal. Two of our leases, not including the home office property, contain provisions that allow the lease cost to increase based on a stated step-up schedule or changes in the consumer price index. Our estimated incremental borrowing rate of 4.5% was used in determining the net present value of the future lease commitments.
Lease expense and the related cash flows totaled $5.4 million in 2019. For our home office building, lease expense totaled $4.3 million in 2018 and $4.1 million in 2017. These amounts are net of $0.2 million in 2018 and 2017 in amortization of a deferred gain on the exchange of our home office properties for common stock in 1998. Upon adoption of the new leasing standard, the remaining unamortized deferred gain totaling $0.5 million at December 31, 2018 was eliminated.

Future remaining minimum lease payments for the long-term leases discussed above, as of December 31, 2019, are as follows:

Lease commitments by year
December 31, 2019
(Dollars in thousands)
2020	$2,700
2021	2,702
2022	2,525
2023	2,337
2024	2,278
Thereafter	4,400
Total minimum lease payments	16,942
Less: Interest	(2,899)
Present value of lease liabilities	$14,043

Commitments for Partnership Investments and Private Corporate Bond Investments

At December 31, 2019, we have unfunded investment commitments to limited partnerships and limited liability companies of $56.6 million and privately placed corporate securities commitments of $11.0 million.

Other

We self-insure our employee health and dental claims. However, claims in excess of our self-insurance limits are fully insured. We previously funded insurance claims through a self-insurance trust, which was dissolved as of December 31, 2019. Expenses equal to our best estimate of claims will continue to be reflected in operations and an allowance for incurred but not reported claims is now included in liabilities.

From time to time, assessments are levied on our insurance subsidiaries by life and health guaranty associations in most states in which the subsidiaries are licensed. These assessments, which are accrued for, are to cover losses of policyholders of insolvent or rehabilitated companies. In some states, these assessments can be partially recovered through a reduction in future premium taxes. Expenses for guaranty fund assessments, net of related premium tax offsets, totaled less than $0.1 million in 2019, 2018 and 2017.

11. Earnings per Share

Computation of Earnings per Common Share

	Year ended December 31,
	2019	2018	2017
	(Dollars in thousands, except per share data)
Numerator:
Net income attributable to FBL Financial Group, Inc.	$126,209	$93,793	$187,305
Less: Dividends on Series B preferred stock	150	150	150
Income available to common stockholders	$126,059	$93,643	$187,155

Denominator:
Weighted-average shares - basic	24,760,541	24,932,189	25,038,334
Effect of dilutive securities - stock-based compensation	10,134	12,412	19,111
Weighted-average shares - diluted	24,770,675	24,944,601	25,057,445

Earnings per common share	$5.09	$3.76	$7.47
Earnings per common share - assuming dilution	$5.09	$3.75	$7.47

There were no antidilutive stock options outstanding in any period presented.

12. Statutory Insurance Information

The statutory financial statements of Farm Bureau Life and Greenfields are prepared in accordance with the accounting practices prescribed or permitted by the Insurance Division of the state of Iowa. The insurance division has adopted the accounting guidance contained in the National Association of Insurance Commissioners (NAIC) Accounting Practices and Procedures manual (NAIC SAP) as the prescribed accounting practice for insurance companies domiciled in Iowa. The insurance division may permit or prescribe accounting practices that differ from those prescribed by NAIC SAP. Farm Bureau Life has adopted such practices related to index products and option accounting. Several differences exist between GAAP and statutory accounting practices. Principally, under statutory accounting, deferred acquisition costs are not capitalized, fixed maturity securities are generally carried at amortized cost, insurance liabilities are presented net of reinsurance, contract holder liabilities are generally valued using more conservative assumptions and certain assets are non-admitted.

Statutory Information of our Insurance Subsidiaries

	Year ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Farm Bureau Life:
Net gain from operations (excludes impact of realized gains and losses on investments)	$98,529	$100,819	$106,062
Net income	100,141	103,923	104,947
State prescribed practices that increased (decreased) statutory net income	577	(7,505)	2,285
Greenfields:
Net gain (losses) from operations (excludes impact of realized gains and losses on investments)	146	(321)	(192)
Net income (loss)	146	(321)	(192)

Statutory Information of our Insurance Subsidiaries - Continued

	Farm Bureau Life		Greenfields
	December 31,		December 31,
	2019	2018	2019	2018
	(Dollars in thousands)
Total capital and surplus	$642,409	$637,205	$8,814	$8,677
Unassigned surplus (deficit)	508,926	503,722	(1,986)	(2,123)
State prescribed practices that increased (decreased) statutory surplus	(8,320)	2,635	—	—
Risk-Based Capital measurements:
Total adjusted capital	718,175	704,541	8,826	8,688
Company action level capital	127,864	127,632	194	218
RBC Ratio	562%	552%	4,551%	3,978%

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

Farm Bureau Life’s ability to pay dividends to the parent company is restricted by the Iowa Insurance Holding Company Act to earned surplus arising from its business as of the date the dividend is paid. In addition, prior approval of the Iowa Insurance Commissioner is required for a dividend distribution of cash or other property whose fair value, together with that of other dividends made within the preceding 12 months, exceeds the greater of (i) 10% of policyholders’ surplus as of the preceding year end, or (ii) the statutory net gain from operations of the insurer for the preceding calendar year. As shown in the tables above, at December 31, 2019, Farm Bureau Life’s net gain from operations of $98.5 million, exceeded 10% of statutory surplus; accordingly, that amount is the maximum available for distribution to FBL Financial Group, Inc. without regulatory approval during 2020. Timing of such dividends during the year is limited based on the timing of dividends paid within the preceding 12 months.

13. Segment Information

We analyze operations by reviewing financial information regarding our primary products that are aggregated into the Annuity and Life Insurance product segments. Our Corporate and Other segment consists of less significant business activities.

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

The Corporate and Other segment includes (i) wealth management services; (ii) advisory services for the management of investments for other companies; (iii) a management fee for managing the affiliated property-casualty companies; (iv) marketing and distribution services for the sale of mutual funds and insurance products not issued by us; (v) leasing services with affiliates; (vi) closed blocks of variable annuity, variable life and accident and health products; (vii) interest expense and (viii) investments and related investment income not specifically allocated to our product segments.

Our chief operating decision makers use pre-tax adjusted operating income to evaluate segment performance and allocate resources. Pre-tax adjusted operating income consists of pre-tax net income adjusted to exclude realized gains and losses on investments and the change in fair value of derivatives and equity securities, which can fluctuate greatly from period to period. These fluctuations make it difficult to analyze core operating trends. In addition, for derivatives not designated as hedges, there is a mismatch between the valuation of the asset and liability when deriving net income (loss). Specifically, call options relating to our indexed annuity business are one-year assets while the embedded derivatives in the indexed contracts represent the rights of the contract holder to receive index credits over the entire period the indexed products are expected to be in force. Adjustments to pre-tax net income are net of amortization of unearned revenue reserves and deferred acquisition costs, as well as changes in interest sensitive product reserves. While not applicable for the periods reported herein, in determining pre-tax adjusted operating income we will also remove the impact of settlements or judgments arising from lawsuits, net of any recoveries from third parties, the cumulative effect of changes in accounting principles and discontinued operations.
Segment results are reported net of inter-segment transactions.

Financial Information Concerning our Operating Segments

	Year ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Pre-tax adjusted operating income:
Annuity	$52,834	$62,846	$68,821
Life Insurance	67,134	47,680	53,856
Corporate and Other	16,309	16,013	23,350
Total pre-tax adjusted operating income	136,277	126,539	146,027

Adjustments to pre-tax adjusted operating income:
Net realized gains/losses on investments (1)	7,358	(12,085)	(1,234)
Change in fair value of derivatives (1)	3,422	(7,832)	3,923
Pre-tax net income attributable to FBL Financial Group, Inc.	147,057	106,622	148,716
Income tax expense (benefit)	(19,929)	(11,650)	39,983
Tax on equity income	(919)	(1,179)	(1,394)
Net income attributable to FBL Financial Group, Inc.	$126,209	$93,793	$187,305

Financial Information Concerning our Operating Segments - continued

	Year ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Adjusted operating revenues:
Annuity	$212,538	$223,996	$224,184
Life Insurance	432,294	430,194	418,593
Corporate and Other	94,230	93,681	94,340
	739,062	747,871	737,117
Net realized gains/losses on investments (1) (2)	7,606	(12,455)	(1,469)
Change in fair value of derivatives (1)	28,013	(15,790)	2,263
Consolidated revenues	$774,681	$719,626	$737,911

Net investment income:
Annuity	$205,857	$218,823	$219,700
Life Insurance	158,230	158,003	158,318
Corporate and Other	34,302	33,272	34,918
	398,389	410,098	412,936
Change in fair value of derivatives	26,609	(15,480)	2,263
Consolidated net investment income	$424,998	$394,618	$415,199

Depreciation and amortization:
Annuity	$14,954	$9,335	$6,489
Life Insurance	4,926	16,515	18,720
Corporate and Other	66	7,025	(1,120)
	19,946	32,875	24,089
Net realized gains/losses on investments (1)	241	(184)	(240)
Change in fair value of derivatives (1)	345	(1,598)	(639)
Consolidated depreciation and amortization	$20,532	$31,093	$23,210

Operating Segment Assets
	December 31,
	2019	2018
	(Dollars in thousands)
Assets:
Annuity	$4,671,210	$4,627,277
Life Insurance	3,665,179	3,528,561
Corporate and Other	1,669,183	1,554,634
	10,005,572	9,710,472
Net unrealized gains in accumulated other comprehensive income (3)	474,634	123,158
Consolidated assets	$10,480,206	$9,833,630

(1)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred acquisition costs, interest sensitive product reserves and income taxes attributable to these items.

(2)	Beginning in 2018, amounts include the change in fair value of equity securities due to a change in accounting guidance. See Note 1 to our consolidated financial statements for additional information.

(3)	Amounts are net adjustments for assumed changes in deferred acquisition costs and value of insurance in force acquired attributable to these items.

Depreciation and amortization related to property and equipment are allocated to the product segments while the related property, equipment and capitalized software are allocated to the Corporate and Other segment. Depreciation and amortization for the Corporate and Other segment include $4.8 million for 2019, $4.5 million for 2018 and $4.1 million for 2017 relating to leases with affiliates. In the consolidated statements of operations, we record these depreciation amounts net of related lease income from affiliates.

Interest expense is attributable to the Corporate and Other segment. Expenditures for long-lived assets were not significant during the periods presented above. Goodwill at December 31, 2019 and 2018 was allocated to the segments as follows: Annuity ($3.9 million) and Life Insurance ($6.1 million).

Equity income related to securities and indebtedness of related parties is attributable to the Life Insurance and Corporate and Other segments. The following chart provides the related equity income by segment.

Equity Income by Operating Segment
	Year ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Pre-tax equity income:
Life Insurance	$3,224	$3,840	$2,741
Corporate and Other	1,151	1,778	1,243
Total pre-tax equity income	4,375	5,618	3,984

Income taxes	(919)	(1,179)	(1,394)
Equity income, net of related income taxes	$3,456	$4,439	$2,590

Premiums collected, which is not a measure used in financial statements prepared according to GAAP, include premiums received on life insurance policies and deposits on annuities and universal life-type products. Premiums collected is a common life insurance industry measure of agent productivity. Net premiums collected totaled $611.1 million in 2019, $640.1 million in 2018 and $631.0 million in 2017.

Under GAAP, premiums on whole life and term life policies are recognized as revenues over the premium-paying period and reported in the Life Insurance segment. The following chart provides a reconciliation of life insurance premiums collected to those reported in the GAAP financial statements.

Reconciliation of Traditional Life Insurance Premiums, Net of Reinsurance
	Year ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Traditional and universal life insurance premiums collected	$310,727	$304,229	$292,344
Premiums collected on interest sensitive products	(114,092)	(106,609)	(97,963)
Traditional life insurance premiums collected	196,635	197,620	194,381
Change in due premiums and other	1,228	692	949
Traditional life insurance premiums as included in the Consolidated Statements of Operations.	$197,863	$198,312	$195,330

There is no comparable GAAP financial measure for premiums collected on annuities and universal life-type products. GAAP revenues for those interest sensitive and variable products consist of various policy charges and fees assessed on those contracts, as summarized in the chart below.

Interest Sensitive Product Charges by Segment
	Year ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Annuity
Rider and other product charges	$5,319	$3,880	$3,414
Surrender charges	1,362	1,293	1,070
Total	$6,681	$5,173	$4,484

Life Insurance
Administration charges	$19,264	$16,944	$15,487
Cost of insurance charges	51,122	50,727	46,096
Surrender charges	2,619	2,352	1,913
Amortization of policy initiation fees	3,737	4,462	1,954
Total	$76,742	$74,485	$65,450

Corporate and Other
Administration charges	$4,707	$5,021	$5,332
Cost of insurance charges	28,794	29,151	29,670
Surrender charges	99	92	150
Separate account charges	8,168	8,535	8,246
Amortization of policy initiation fees	516	823	119
Total	$42,284	$43,622	$43,517

Impact of net realized gains/losses on investments and change in fair value of derivatives on amortization of unearned revenue reserves	1,406	(491)	(515)
Interest sensitive product charges as included in the Consolidated Statements of Operations	$127,113	$122,789	$112,936

Changes in amortization of policy initiation fees, compared to the prior year periods, is primarily due to the impact of unlocking assumptions used in the calculation of unearned revenue reserves.

14. Quarterly Financial Information (Unaudited)

Unaudited Quarterly Results of Operations

	2019
Quarter ended	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share data)
Premiums and product charges	$80,658	$83,521	$78,117	$82,680
Net investment income	109,640	104,894	101,478	108,986
Realized gains (losses) on investments	9,288	377	646	(2,707)
Total revenues	203,556	192,906	184,658	193,561
Net income attributable to FBL Financial Group, Inc.	34,043	32,298	25,129	34,739

Earnings per common share	$1.37	$1.30	$1.01	$1.40
Earnings per common share - assuming dilution	$1.37	$1.30	$1.01	$1.40

	2018
Quarter ended	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share data)
Premiums and product charges	$79,595	$81,997	$79,285	$80,224
Net investment income	101,022	103,974	105,757	83,865
Realized gains (losses) on investments	(2,787)	841	(759)	(9,569)
Total revenues	182,430	190,449	188,111	158,636
Net income attributable to FBL Financial Group, Inc.	23,565	32,803	31,010	6,415

Earnings per common share	$0.94	$1.31	$1.24	$0.26
Earnings per common share - assuming dilution	$0.94	$1.31	$1.24	$0.26

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

Our internal control over financial reporting changes from time-to-time as we modify and enhance our systems and processes to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. Any significant changes in controls are evaluated prior to implementation to help ensure the continued effectiveness of our internal controls and internal control environment. While changes have taken place in our internal controls during the quarter ended December 31, 2019, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

See Item 8 for Management’s Report on Internal Control Over Financial Reporting. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this examination.

ITEM 9B. OTHER INFORMATION

There is no information required to be disclosed on Form 8-K for the quarter ended December 31, 2019 that has not been previously reported.

PART III

The information required by Part III, Items 10 through 14, is hereby incorporated by reference from our definitive proxy statement for our annual shareholders meeting to be held May 14, 2020, to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2019.

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
		8-K	001-11917	June 6, 1997
4.4+	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934
10.1	Trademark License from the American Farm Bureau Federation to Farm Bureau Life Insurance Company, dated May 20, 1987	10-K	001-11917	December 31, 2017
10.2	Form of Royalty Agreement with Farm Bureau organizations adopted 2009	10-K	001-11917	December 31, 2009
10.3	Restated Services Agreement between FBL Financial Group, Inc. and Farm Bureau Management Corporation, dated May 2017	10-K	001-11917	December 31, 2017
10.4
Management Services Agreement effective as of January 1, 2012 between Farm Bureau Mutual Holding Company, Farm Bureau Multi-State Services, Inc., Farm Bureau Property & Casualty Insurance Company and Western Agricultural Insurance Company, and FBL Financial Group, Inc.
		10-K	001-11917	December 31, 2012
10.5	Lease Agreement dated as of March 31, 1998 between IFBF Property Management, Inc., FBL Financial Group, Inc. and Farm Bureau Property & Casualty Insurance Company	10-Q	001-11917	March 31, 1998
10.5(a)	Amendment effective January 1, 2012 to Lease Agreement	10-K	001-11917	December 31, 2011
10.6	Building Management Consulting Services Agreement, dated April 1, 1998, between IFBF Property Management, Inc. and FBL Financial Group, Inc.	10-Q	001-11917	March 31, 1998
10.7*	2006 Class A Common Stock Compensation Plan as amended through February 17, 2011	10-Q	001-11917	March 31, 2011
10.7(a)*	Form of Stock Option Agreement, pursuant to the FBL Financial Group, Inc. 2006 Class A Common Stock Compensation Plan	10-Q	001-11917	March 31, 2011
10.8*	Executive Salary and Bonus Deferred Compensation Plan as amended through August 21, 2013	10-Q	001-11917	September 30, 2013
10.9*	Rules for Payment of Meeting Fees, Retainers and Expenses to the Board of Directors of FBL Financial Group, Inc.	10-K	001-11917	December 31, 2007
10.10*	Rules for Payment of Meeting Fees, Retainers and Expenses to the Board of Directors of Farm Bureau Life Insurance Company	10-K	001-11917	December 31, 2017
10.11*	Management Performance Plan, effective January 1, 2019	10-Q	001-11917	March 31, 2019
10.12*	Director Compensation Plan as amended through December 15, 2011	10-K	001-11917	December 31, 2011
10.13*	Retirement and Transition Agreement effective as of November 20, 2019 between FBL Financial Group, Inc. and James Brannen	8-K	001-11917	November 18, 2019

Incorporated by reference
Exhibit #	Description	Form	SEC File No.	Report Date
10.14*+	Separation Agreement and Release of All Claims dated as of November 20, 2019 between Scott Stice and FBL Financial Group, Inc.
10.15*	Cash-Based Restricted Stock Unit Plan as amended through February 27, 2019	10-Q	001-11917	March 31, 2019
10.16*	Form of 2016 Restricted Stock Unit Agreement between the Company and its executive officers	10-Q	001-11917	March 31, 2016
10.17*	Form of 2016 Restricted Stock Unit Agreement between the Company and participants (other than executive officers)	10-Q	001-11917	March 31, 2016
10.18*	Form of 2017 Restricted Stock Unit Agreement between the Company and its executive officers	10-Q	001-11917	March 31, 2017
10.19*	Form of 2017 Restricted Stock Unit Agreement between the Company and participants (other than executive officers)	10-Q	001-11917	March 31, 2017
10.20*	Form of 2018 Restricted Stock Unit Agreement between the Company and its executive officers	10-Q	001-11917	March 31, 2018
10.21*	Form of 2018 Restricted Stock Unit Agreement between the Company and participants (other than executive officers)	10-Q	001-11917	March 31, 2018
10.22*	Form of 2019 Restricted Stock Unit Agreement between the Company and participants	10-Q	001-11917	March 31, 2019
10.23*	Cash-Based Restricted Surplus Unit Plan, as amended through February 27, 2019	10-Q	001-11917	March 31, 2019
10.24*	Form of 2016 Restricted Surplus Unit Agreement between the Company and its executive officers	10-Q	001-11917	March 31, 2016
10.25*	Form of 2016 Restricted Surplus Unit Agreement between the Company and participants (other than executive officers)	10-Q	001-11917	March 31, 2016
10.26*	Form of 2017 Restricted Surplus Unit Agreement between the Company and its executive officers	10-Q	001-11917	March 31, 2017
10.27*	Form of 2017 Restricted Surplus Unit Agreement between the Company and participants (other than executive officers)	10-Q	001-11917	March 31, 2017
10.28*	Form of 2018 Restricted Surplus Unit Agreement between the Company and its executive officers	10-Q	001-11917	March 31, 2018
10.29*	Form of 2018 Restricted Surplus Unit Agreement between the Company and participants (other than executive officers)	10-Q	001-11917	March 31, 2018
10.30*	Form of 2019 Restricted Surplus Unit Agreement between the Company and participants	10-Q	001-11917	March 31, 2019
21+	Subsidiaries of FBL Financial Group, Inc.
23+	Consent of Independent Registered Public Accounting Firm
31.1+	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101+
Interactive Data Files formatted in iXBRL (Inline eXtensible Business Reporting Language) from FBL Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019 as follows: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Financial Statements.

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

By: /s/ DANIEL D. PITCHER
Daniel D. Pitcher
Chief Executive Officer
Date: February 26, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL D. PITCHER Daniel D. Pitcher	Chief Executive Officer (Principal Executive Officer) and Director	February 26, 2020

/s/ DONALD J. SEIBEL Donald J. Seibel	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 26, 2020

/s/ ANTHONY J. ALDRIDGE Anthony J. Aldridge	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2020

/s/ CRAIG D. HILL Craig D. Hill	Chairman of the Board and Director	February 26, 2020

/s/ PAUL E. LARSON Paul E. Larson	Vice Chair and Director	February 26, 2020

/s/ ROGER K. BROOKS Roger K. Brooks	Director	February 26, 2020

/s/ RICHARD W. FELTS Richard W. Felts	Director	February 26, 2020

/s/ JOE D. HEINRICH Joe D. Heinrich	Director	February 26, 2020

/s/ PAUL A. JUFFER Paul A. Juffer	Director	February 26, 2020

/s/ KEVIN D. PAAP Kevin D. Paap	Director	February 26, 2020

/s/ SCOTT E. VANDERWAL Scott E. VanderWal	Director	February 26, 2020

Schedule I - Summary of Investments - Other
Than Investments in Related Parties
FBL FINANCIAL GROUP, INC.
December 31, 2019

Column A	Column B	Column C	Column D
Type of Investment	Cost (1)	Value	Amount at which shown in the balance sheet
	(Dollars in thousands)
Fixed maturities, available for sale:
Bonds:
Corporate	$3,376,432	$3,778,950	$3,778,950
Mortgage- and asset-backed	2,293,506	2,432,382	2,432,382
United States Government and agencies	12,417	14,123	14,123
States and political subdivisions	1,332,914	1,477,173	1,477,173
Total	7,015,269	$7,702,628	7,702,628

Equity securities:
Common stocks:
Banks, trusts and insurance companies	6,587	$7,130	7,130
Industrial, miscellaneous and all other	18,656	18,298	18,298
Non-redeemable preferred stocks	70,026	74,800	74,800
Total	95,269	$100,228	100,228

Mortgage loans (2)	1,012,007		1,011,678
Investment real estate	955		955
Policy loans	201,589		201,589
Short-term investments	11,865		11,865
Other investments	41,794		62,680
Total investments	$8,378,748		$9,091,623

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

Schedule II - Condensed Financial Information of Registrant
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Condensed Balance Sheets
(Dollars in thousands)

	December 31,
	2019	2018
Assets
Investments in subsidiaries (eliminated in consolidation)	$1,537,121	$1,233,663
Fixed maturities - available for sale, at fair value (amortized cost: 2019 - $18,420; 2018 - $21,420)	22,483	25,647
Equity securities (cost: 2019 - $6,587; 2018 - $5,304)	7,130	5,262
Short-term investments	5,077	5,607
Cash and cash equivalents	14,130	12,116
Amounts receivable from affiliates	2,382	935
Amounts receivable from subsidiaries (eliminated in consolidation)	3,777	3,719
Accrued investment income	13	18
Current income taxes recoverable	—	338
Deferred income tax assets	6,832	6,474
Other assets	27,926	13,257
Total assets	$1,626,871	$1,307,036

Liabilities and stockholders’ equity
Liabilities:
Accrued expenses and other liabilities	$44,089	$25,896
Amounts payable from subsidiaries (eliminated in consolidation)	—	1
Current income taxes	25	—
Long-term debt payable to non-affiliates	97,000	97,000
Total liabilities	141,114	122,897

Stockholders’ equity:
Preferred stock	3,000	3,000
Class A common stock	152,661	152,652
Class B common stock	72	72
Accumulated other comprehensive income	354,764	91,318
Retained earnings	975,260	937,097
Total stockholders’ equity	1,485,757	1,184,139
Total liabilities and stockholders’ equity	$1,626,871	$1,307,036

See accompanying notes to condensed financial statements.

Schedule II -Condensed Financial Information of Registrant (Continued)
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Condensed Statements of Operations
(Dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Net investment income	$1,970	$2,381	$1,972
Realized gains (losses) on investments	584	(591)	—
Dividends from subsidiaries (eliminated in consolidation)	91,300	91,997	71,500
Management fee income from affiliates	2,000	2,001	2,001
Management fee income from subsidiaries (eliminated in consolidation)	6,265	6,458	5,805
Other income	8	2	2
Total revenues	102,127	102,248	81,280
Expenses:
Interest expense	4,850	4,850	4,850
General and administrative expenses	8,101	8,605	8,408
Total expenses	12,951	13,455	13,258
	89,176	88,793	68,022
Income tax benefit (expense)	1,971	2,175	(2,321)
Income before equity in undistributed income of subsidiaries	91,147	90,968	65,701
Equity in undistributed income of subsidiaries (eliminated in consolidation)	35,062	2,825	121,604
Net income	$126,209	$93,793	$187,305

See accompanying notes to condensed financial statements.

Schedule II - Condensed Financial Information of Registrant (Continued)
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Condensed Statements of Cash Flows
(Dollars in thousands)

	Year ended December 31,
	2019	2018	2017
Net cash provided by (used in) operating activities	$(107)	$(2,102)	$417

Investing activities
Sales, maturities or redemptions of fixed maturities - available for sale	3,849	4,641	5,478
Acquisitions of equity securities - available for sale	(938)	(1,147)	(702)
Short-term investments, net change	530	853	(472)
Dividends from subsidiaries (eliminated in consolidation)	91,300	91,997	71,500
Net cash provided by investing activities	94,741	96,344	75,804

Financing activities
Issuance (repurchase) of common stock, net	(5,346)	(15,152)	330
Capital contribution to subsidiary	(2,800)	(7,800)	(2,000)
Dividends paid	(84,474)	(83,128)	(81,400)
Net cash used in financing activities	(92,620)	(106,080)	(83,070)
Increase (decrease) in cash and cash equivalents	2,014	(11,838)	(6,849)
Cash and cash equivalents at beginning of year	12,116	23,954	30,803
Cash and cash equivalents at end of year	$14,130	$12,116	$23,954

Supplemental disclosure of cash flow information
Cash received (paid) during the year for:
Income taxes	$2,383	$1,617	$2,849
Interest	(4,850)	(4,850)	(4,850)

See accompanying notes to condensed financial statements.

Schedule II - Condensed Financial Information of Registrant (Continued)
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Notes to Condensed Financial Statements
December 31, 2019

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

2. Dividends from Subsidiaries

The parent company received dividends in the form of cash totaling $91.3 million in 2019, $92.0 million in 2018 and $71.5 million in 2017.

3. Debt

See Note 6 to the consolidated financial statements included in Item 8 for a description of the parent company’s debt. The company’s debt matures in 2047.

Schedule III - Supplementary Insurance Information
FBL FINANCIAL GROUP, INC.

Column A	Column B	Column C	Column D	Column E
	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned revenues	Other policyholder funds
	(Dollars in thousands)
December 31, 2019:
Annuity	$88,295	$4,105,054	$—	$335,222
Life Insurance	341,143	2,872,119	22,025	188,220
Corporate and Other	60,245	417,172	11,445	26,931
Impact of unrealized gains/losses	(200,227)	30,642	(18,025)	—
Total	$289,456	$7,424,987	$15,445	$550,373

December 31, 2018:
Annuity	$93,819	$4,036,152	$—	$338,646
Life Insurance	308,937	2,776,656	19,427	194,879
Corporate and Other	62,778	416,403	11,623	30,354
Impact of unrealized gains/losses	(46,732)	1,642	(5,134)	—
Total	$418,802	$7,230,853	$25,916	$563,879

December 31, 2017:
Annuity	$92,116	$3,963,187	$—	$355,877
Life Insurance	287,421	2,677,519	17,043	201,693
Corporate and Other	70,247	419,411	11,986	32,083
Impact of unrealized gains/losses	(147,173)	18,499	(12,705)	—
Total	$302,611	$7,078,616	$16,324	$589,653

Schedule III - Supplementary Insurance Information (Continued)
FBL FINANCIAL GROUP, INC.

Column A	Column F	Column G	Column H	Column I	Column J
	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred acquisition costs	Other operating expenses
	(Dollars in thousands)
December 31, 2019:
Annuity	$6,681	$205,857	$118,085	$16,374	$25,245
Life Insurance	274,605	158,230	270,916	2,819	84,596
Corporate and Other	42,284	34,302	39,180	1,801	7,896
Change in fair value of derivatives	1,404	26,609	22,932	1,659	—
Impact of realized gains/losses (1)	2	—	14	234	—
Total	$324,976	$424,998	$451,127	$22,887	$117,737

December 31, 2018:
Annuity	$5,173	$218,823	$124,015	$11,243	$25,892
Life Insurance	272,797	158,003	276,571	15,264	84,389
Corporate and Other	43,622	33,272	34,465	8,869	8,637
Change in fair value of derivatives	(310)	(15,480)	(6,065)	(1,893)	—
Impact of realized gains/losses (1)	(181)	—	(24)	(346)	—
Total	$321,101	$394,618	$428,962	$33,137	$118,918

December 31, 2017:
Annuity	$4,484	$219,700	$122,224	$8,506	$24,633
Life Insurance	260,780	158,318	264,657	14,368	78,313
Corporate and Other	43,517	34,918	39,060	488	9,425
Change in fair value of derivatives	—	2,263	(1,021)	(639)	—
Impact of realized gains/losses	(515)	—	(19)	(216)	—
Total	$308,266	$415,199	$424,901	$22,507	$112,371

(1)	Beginning in 2018, amount includes changes in fair value of equity securities.

Schedule IV - Reinsurance
FBL FINANCIAL GROUP, INC.

Column A	Column B	Column C	Column D	Column E	Column F
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percent of amount assumed to net
	(Dollars in thousands)
Year ended December 31, 2019:
Life insurance in force, at end of year	$65,683,485	$13,770,695	$430,583	$52,343,373	0.8%
Insurance premiums and other considerations:
Interest sensitive product charges	$125,832	$1,010	$2,291	$127,113	1.8%
Traditional life insurance premiums	222,955	25,347	255	197,863	0.1%
Accident and health premiums	5,447	5,006	—	441	—
	$354,234	$31,363	$2,546	$325,417	0.8%
Year ended December 31, 2018:
Life insurance in force, at end of year	$64,290,040	$14,029,567	$455,176	$50,715,649	0.9%
Insurance premiums and other considerations:
Interest sensitive product charges	$121,456	$1,044	$2,377	$122,789	1.9%
Traditional life insurance premiums	223,960	25,779	131	198,312	0.1%
Accident and health premiums	6,038	5,627	—	411	—
	$351,454	$32,450	$2,508	$321,512	0.8%
Year ended December 31, 2017:
Life insurance in force, at end of year	$62,667,310	$14,086,576	$487,284	$49,068,018	1.0%
Insurance premiums and other considerations:
Interest sensitive product charges	$111,616	$1,021	$2,341	$112,936	2.1%
Traditional life insurance premiums	220,866	25,832	296	195,330	0.2%
Accident and health premiums	6,486	6,069	—	417	—
	$338,968	$32,922	$2,637	$308,683	0.9%