Form 10-Q
period 2020-03-31
FBL FINANCIAL GROUP INC
filed 2020-05-07
CIK 1012771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Title of each class	Outstanding at May 4, 2020
Class A Common Stock, without par value	24,630,677
Class B Common Stock, without par value	11,413

(This page has been intentionally left blank.)

FBL FINANCIAL GROUP, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

ITEM 1. FINANCIAL STATEMENTS

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	March 31, 2020	December 31, 2019
Assets
Investments:
Fixed maturities - available for sale, at fair value (amortized cost 2020 - $7,115,265, 2019 - $7,015,269; and allowance for credit losses 2020 - $12,146, 2019 - $0)	$7,617,165	$7,702,628
Equity securities at fair value (cost: 2020 - $96,882, 2019 - $95,269)	88,610	100,228
Mortgage loans (net of allowance for credit losses 2020 - $3,279, 2019 - $0)	988,854	1,011,678
Real estate	955	955
Policy loans	202,227	201,589
Short-term investments	29,580	11,865
Other investments	41,777	62,680
Total investments	8,969,168	9,091,623

Cash and cash equivalents	17,524	17,277
Securities and indebtedness of related parties	77,641	74,791
Accrued investment income	77,263	72,332
Amounts receivable from affiliates	3,916	4,357
Reinsurance recoverable	105,438	107,498
Deferred acquisition costs	337,972	289,456
Value of insurance in force acquired	2,829	2,624
Current income taxes recoverable	7,570	6,427
Other assets	168,045	167,940
Assets held in separate accounts	525,582	645,881

Total assets	$10,292,948	$10,480,206

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

	March 31, 2020	December 31, 2019
Liabilities and stockholders’ equity
Liabilities:
Future policy benefits:
Interest sensitive products	$5,646,263	$5,548,212
Traditional life insurance and accident and health products	1,856,580	1,845,337
Other policy claims and benefits	47,713	46,883
Supplementary contracts without life contingencies	293,016	296,915
Advance premiums and other deposits	254,523	253,458
Amounts payable to affiliates	1,015	1,218
Short-term debt	10,000	—
Long-term debt	97,000	97,000
Deferred income taxes	119,093	152,373
Other liabilities	107,841	107,013
Liabilities related to separate accounts	525,582	645,881
Total liabilities	8,958,626	8,994,290

Stockholders’ equity:
FBL Financial Group, Inc. stockholders’ equity:
Preferred stock, without par value, at liquidation value - authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 24,630,777 shares in 2020 and 24,652,802 shares in 2019	152,754	152,661
Class B common stock, without par value - authorized 1,500,000 shares, issued and outstanding 11,413 shares in 2020 and 2019	72	72
Accumulated other comprehensive income	258,422	354,764
Retained earnings	920,032	975,260
Total FBL Financial Group, Inc. stockholders’ equity	1,334,280	1,485,757
Noncontrolling interest	42	159
Total stockholders’ equity	1,334,322	1,485,916
Total liabilities and stockholders’ equity	$10,292,948	$10,480,206

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share data)

	Three months ended March 31,
	2020	2019
Revenues:
Interest sensitive product charges	$31,720	$31,266
Traditional life insurance premiums	49,308	49,392
Net investment income	74,917	109,640
Net realized capital gains (losses)	(13,401)	10,157
Change in allowance for credit losses on investments	(12,261)	—
Other-than-temporary impairment losses	—	(869)
Other income	4,980	3,970
Total revenues	135,263	203,556

Benefits and expenses:
Interest sensitive product benefits	44,351	70,596
Traditional life insurance benefits	46,208	46,675
Policyholder dividends	2,529	2,534
Underwriting, acquisition and insurance expenses	39,421	36,189
Interest expense	1,213	1,212
Other expenses	7,421	6,250
Total benefits and expenses	141,143	163,456
	(5,880)	40,100
Income tax benefit (expense)	3,081	(6,276)
Equity income, net of related income taxes	228	220
Net income (loss)	(2,571)	34,044
Net (income) loss attributable to noncontrolling interest	56	(1)
Net income (loss) attributable to FBL Financial Group, Inc.	$(2,515)	$34,043

Earnings (loss) per common share	$(0.10)	$1.37
Earnings (loss) per common share - assuming dilution	$(0.10)	$1.37

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2020	2019
Net income (loss)	$(2,571)	$34,044
Other comprehensive income (loss) (1)
Change in net unrealized investment gains/losses	(96,589)	97,640
Change in underfunded status of postretirement benefit plans	247	208
Total other comprehensive income (loss), net of tax	(96,342)	97,848
Total comprehensive income (loss), net of tax	(98,913)	131,892
Comprehensive (income) loss attributable to noncontrolling interest	56	(1)
Total comprehensive income (loss) applicable to FBL Financial Group, Inc.	$(98,857)	$131,891

(1)
Other comprehensive income (loss) is recorded net of deferred income taxes and other adjustments for assumed changes in deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands)

	FBL Financial Group, Inc. Stockholders’ Equity
	Series B Preferred Stock	Class A and Class B Common Stock	Accumulated Other Comprehensive Income	Retained Earnings	Non- controlling Interest	Total Stockholders’ Equity
Balance at January 1, 2019	$3,000	$152,724	$91,318	$937,097	$120	$1,184,259
Cumulative effect of change in accounting principle related to leases	—	—	—	595	—	595
Net income - three months ended March 31, 2019	—	—	—	34,043	1	34,044
Other comprehensive income	—	—	97,848	—	—	97,848
Stock-based compensation	—	202	—	—	—	202
Purchase of common stock	—	(410)	—	(4,167)	—	(4,577)
Dividends on preferred stock	—	—	—	(38)	—	(38)
Dividends on common stock	—	—	—	(48,812)	—	(48,812)
Balance at March 31, 2019	$3,000	$152,516	$189,166	$918,718	$121	$1,263,521

Balance at January 1, 2020	$3,000	$152,733	$354,764	$975,260	$159	$1,485,916
Cumulative effect of change in accounting principle related to current expected credit loss	—	—	—	(2,685)	—	(2,685)
Net loss - three months ended March 31, 2020	—	—	—	(2,515)	(56)	(2,571)
Other comprehensive loss	—	—	(96,342)	—	—	(96,342)
Stock-based compensation	—	245	—	—	—	245
Purchase of common stock	—	(152)	—	(657)	—	(809)
Dividends on preferred stock	—	—	—	(38)	—	(38)
Dividends on common stock	—	—	—	(49,333)	—	(49,333)
Disbursements related to noncontrolling interest	—	—	—	—	(61)	(61)
Balance at March 31, 2020	$3,000	$152,826	$258,422	$920,032	$42	$1,334,322

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2020	2019
Operating activities
Net income (loss)	$(2,571)	$34,044
Adjustments to reconcile net income to net cash provided by operating activities:
Interest credited to account balances	40,980	38,531
Charges for mortality, surrenders and administration	(33,127)	(31,201)
Net realized (gains) losses on investments	25,662	(9,288)
Change in fair value of derivatives	1,567	(29)
Increase in liabilities for life insurance and other future policy benefits	21,183	17,507
Deferral of acquisition costs	(9,155)	(11,739)
Amortization of deferred acquisition costs and value of insurance in force	9,597	7,774
Change in reinsurance recoverable	688	(805)
Provision for deferred income taxes	(6,958)	1,822
Other	(20,186)	(1,923)
Net cash provided by operating activities	27,680	44,693

Investing activities
Sales, maturities or repayments:
Fixed maturities - available for sale	120,845	128,274
Equity securities	699	—
Mortgage loans	35,295	24,603
Derivative instruments	9,451	2,121
Policy loans	9,913	9,095
Securities and indebtedness of related parties	841	1,133
Other investments	1,333	1,210
Acquisitions:
Fixed maturities - available for sale	(203,333)	(128,578)
Equity securities	(2,149)	(11,069)
Mortgage loans	(15,750)	(5,650)
Derivative instruments	(5,804)	(4,432)
Policy loans	(10,551)	(10,959)
Securities and indebtedness of related parties	(3,990)	(4,710)
Other long-term investments	(6,100)	(975)
Short-term investments, net change	(17,715)	4,198
Purchases and disposals of property and equipment, net	(1,763)	(4,049)
Net cash provided by (used in) investing activities	(88,778)	212

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Three months ended March 31,
	2020	2019
Financing activities
Contract holder account deposits	$271,542	$135,844
Contract holder account withdrawals	(170,003)	(143,456)
Dividends paid	(49,371)	(48,850)
Proceeds from issuance of short-term debt	10,000	4,000
Issuance or repurchase of common stock, net	(762)	(5,421)
Other financing activities	(61)	—
Net cash provided by (used in) financing activities	61,345	(57,883)
Increase (decrease) in cash and cash equivalents	247	(12,978)
Cash and cash equivalents at beginning of period	17,277	19,035
Cash and cash equivalents at end of period	$17,524	$6,057

Supplemental disclosures of cash flow information
Cash (paid) received during the period for:
Interest	$(1,213)	$(1,213)
Income taxes	(1,915)	—

See accompanying notes.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2020

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

Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, especially when considering the risks and uncertainties associated with the novel coronavirus ("COVID-19") and the impact it may have on our business, results of operations and financial condition. We encourage you to refer to the notes to our consolidated financial statements included in Item 8 of our Form 10-K for the year ended December 31, 2019 for a complete description of our material accounting policies. Also included in the Form 10-K is a description of areas of judgments and estimates and other information necessary to understand our financial position and results of operations. Our estimates and assumptions could change in the future as more information becomes known about the impact of COVID-19. Our results of operations and financial condition may also be impacted by evolving regulatory, legislative and accounting interpretations and guidance.

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
Standards adopted:
Financial instruments - credit impairment
In June 2016, the FASB issued guidance amending the accounting for the credit impairment of certain financial instruments. Under the new guidance, credit losses are estimated using an expected loss model under which an allowance for credit losses is established and reflected as a charge to earnings. The allowance is based on the probability of loss over the life of the instrument, considering historical, current and forecast information. The new guidance differs significantly from the incurred loss model used historically, and results in the earlier recognition of credit losses. The new guidance may increase the volatility of earnings to the extent the assumptions used in estimating the allowance are revised as changes in the allowance will be reflected in earnings. Our available-for-sale fixed maturities will continue to apply the incurred loss model; however, such losses will also be in the form of an allowance for credit losses rather than an adjustment to the cost basis of the security. The new guidance permits entities to recognize improvements in credit loss estimates on fixed maturity available-for-sale securities by reducing the allowance account immediately through earnings.
January 1, 2020
Upon adoption using the modified retrospective approach, a cumulative effect adjustment of $2.7 million after offsets was recorded to retained earnings as of the first reporting period in which the new guidance was effective. The cumulative effect adjustment arose from the establishment of an allowance for credit losses on our mortgage loan investments totaling $3.1 million and reinsurance recoverable totaling $0.9 million, before offsets. See the discussion that follows for further information. Application of this guidance resulted in a decrease to net income of $0.1 million (less than $0.01 per basic and diluted share) for the quarter ended March 31, 2020. Prior periods were not restated.

Standards not yet adopted:
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

Allowance for Credit Losses
As discussed above, effective January 1, 2020 we were required to apply new accounting guidance for the treatment of potential credit losses within certain financial instruments. Our accounting policies and practices as they pertain to the financial instruments impacted by this new guidance are as follows:
Fixed Maturities
When the fair value of a fixed maturity security is below its amortized cost, an impairment has occurred. To the extent we decide to sell the security or are required to sell the security prior to its recovery of fair value, a charge is taken to realized investment losses as reported within the Consolidated Statement of Operations, and the amortized cost basis of the security is adjusted for the loss. Under the accounting guidance we followed in 2019 and prior periods, to the extent we had no plan or requirement to sell an impaired security, but believed the impairment was other-than-temporary, we similarly recorded a charge to realized investment losses and the amortized cost basis of the security was adjusted for the loss. Beginning in 2020, to the extent an unrealized loss is due to credit, an allowance for credit loss is recognized within the Consolidated Statement of Operations. While fixed maturities are reported net of the allowance for credit losses in our Consolidated Balance Sheet, the allowance is not considered an adjustment to the amortized cost of the security. Accordingly the allowance may increase or decrease over the life of the security based on changes in the assumptions used to determine the allowance, with such changes reported as “Change in the allowance for credit losses on investments” within the Consolidated Statement of Operations. Fixed maturity securities are written-off to realized investment losses if we determine that no additional payments of principal or interest will be received. The factors considered in determining whether an allowance for credit losses is required are consistent with those considered in determining whether an other-than-temporary impairment loss had occurred under the accounting guidance we followed during 2019 and prior periods as discussed in Item 8 of our Form 10-K for the year ended December 31, 2019. We have elected the policy to exclude accrued interest receivable from our allowance calculation since uncollectible accrued interest will continue to be evaluated for collectability and written off as warranted.

Mortgage Loans
The allowance for credit losses on our mortgage loan investments is based on an estimate of credit losses that may occur over the life of the loans, which differs from the accounting guidance applied in 2019 and prior periods, which was based on incurred losses of individual loans. In determining the allowance, we segregate our mortgage loans with a similar risk profile based on an internal loan rating. Loss factors based on the potential frequency and severity of credit losses at different points in time of the portfolio life are applied to future cash flows to estimate the allowance for credit losses. In determining the loss factors, we consider the potential severity and likelihood of loss based on our historical loan loss experience along with that of other similar organizations as well as economic forecasts. We have elected the policy to exclude accrued interest receivable from our allowance calculation since uncollectible accrued interest will continue to be evaluated for collectability and written off as warranted. Mortgage loans are reported in our Consolidated Balance Sheet net of the allowance for credit losses. Changes in the allowance are reported within the Consolidated Statement of Operations as “Changes in allowance for credit losses on investments.” See Note 2 for further information.
Reinsurance Recoverable
The allowance for credit losses on our reinsurance recoverable is based on an estimate of credit losses that may occur over the life of the underlying ceded insurance business, which differs from the accounting guidance applied in 2019 and prior periods, which was based on incurred losses. We develop loss factors which are applied to the amounts due from each reinsurer which considers the potential severity and likelihood of loss based on the relative risk profile of each reinsurer, our internal loss history and those of other organizations, along with economic forecasts. We also consider other sources of information regarding individual reinsurers, as applicable, including amounts past-due according to the terms of the reinsurance contracts. Reinsurance recoverable assets are reported in our Consolidated Balance Sheet net of the allowance for credit losses. Amounts deemed to be uncollectible are written off against the allowance. Changes in the allowance are reported within the Consolidated Statement of Operations as “Underwriting, acquisition and insurance expenses.”

Allowance on Reinsurance Recoverables
Three months ended March 31, 2020
(Dollars in thousands)
Beginning balance of the allowance for credit losses	$868
Change in allowance for credit losses	7
Ending balance of the allowance for credit losses	$875

No reinsurance recoverables were considered past due as of March 31, 2020.
Income Taxes
Income taxes for interim reporting periods are generally recognized based on an estimated annual effective tax rate which is computed based on earnings forecasts for the year. During the first quarter of 2020, the spread of COVID-19 negatively impacted the U.S. economy, causing unusual market volatility which has impacted our first quarter earnings. At this time, we are unable to forecast our 2020 earnings primarily due to uncertainty regarding COVID-19’s potential impact on future investment credit losses. Accordingly, for purposes of estimating tax expense for the first quarter of 2020, we are applying an estimated year-to-date effective tax rate, which is based on estimated taxable earnings incurred through the end of the quarter. We expect to return to an estimated annual effective tax rate at such time as earnings can be reasonably forecast.

2. Investment Operations

Fixed Maturity Securities

Available-For-Sale Fixed Maturity Securities by Investment Category
	March 31, 2020
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Allowance for Credit Losses	Fair Value
	(Dollars in thousands)
Fixed maturities:
Corporate	$3,460,539	$312,121	$(103,191)	$(12,146)	$3,657,323
Residential mortgage-backed	624,574	44,124	(14,931)	—	653,767
Commercial mortgage-backed	977,147	167,839	(3,344)	—	1,141,642
Other asset-backed	742,954	4,191	(48,205)	—	698,940
United States Government and agencies	10,829	3,375	—	—	14,204
States and political subdivisions	1,299,222	152,500	(433)	—	1,451,289
Total fixed maturities	$7,115,265	$684,150	$(170,104)	$(12,146)	$7,617,165

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Fair Value
	(Dollars in thousands)
Fixed maturities:
Corporate	$3,376,432	$418,049	$(15,531)	$3,778,950
Residential mortgage-backed	626,663	47,654	(1,929)	672,388
Commercial mortgage-backed	969,453	77,433	(1,413)	1,045,473
Other asset-backed	697,390	19,745	(2,614)	714,521
United States Government and agencies	12,417	1,711	(5)	14,123
States and political subdivisions	1,332,914	145,125	(866)	1,477,173
Total fixed maturities	$7,015,269	$709,717	$(22,358)	$7,702,628

(1)
Includes $0.5 million and $2.5 million as of March 31, 2020 and December 31, 2019, respectively, of net unrealized gains on impaired fixed maturities related to changes in fair value subsequent to the impairment date, which are included in AOCI.

The amount of accrued interest excluded from the amortized cost basis of fixed maturities and included in accrued investment income on the balance sheet totaled $72.4 million at March 31, 2020. Any fixed maturity delinquent on contractual payments over 90 days past due is placed on non-accrual status. If the fixed maturity is placed on non-accrual status the prior accrued interest income is reversed off through net investment income. Interest income received on non-performing fixed maturities is generally recognized on a cash basis. Once fixed maturities are classified as non-accrual, the resumption of the interest accrual would commence only after all past due interest has been collected. There are currently no fixed maturities in non-accrual status.

Available-For-Sale Fixed Maturities by Maturity Date
	March 31, 2020
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$83,447	$83,726
Due after one year through five years	571,783	572,846
Due after five years through ten years	786,392	817,847
Due after ten years	3,328,968	3,648,397
	4,770,590	5,122,816
Mortgage-backed and other asset-backed	2,344,675	2,494,349
Total fixed maturities	$7,115,265	$7,617,165

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Fixed maturities not due at a single maturity date have been included in the above table in the year of final contractual maturity.

Net Unrealized Gains on Investments in Accumulated Other Comprehensive Income
	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Net unrealized appreciation on:
Fixed maturities - available for sale	$514,046	$687,359
Adjustments for assumed changes in amortization pattern of:
Deferred acquisition costs	(152,526)	(200,227)
Value of insurance in force acquired	(11,747)	(12,498)
Unearned revenue reserve	17,362	18,025
Adjustments for assumed changes in policyholder liabilities	(27,382)	(30,642)
Provision for deferred income taxes	(71,348)	(97,023)
Net unrealized investment gains	$268,405	$364,994

Net unrealized investment gains exclude the allowance for credit losses.

Fixed Maturity Securities with Unrealized Losses by Length of Time without an Allowance for Credit Losses
	March 31, 2020
	Less than one year		One year or more		Total
Description of Securities	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$797,924	$(83,568)	$39,182	$(19,623)	$837,106	$(103,191)	60.7%
Residential mortgage-backed	283,851	(13,927)	4,956	(1,004)	288,807	(14,931)	8.8
Commercial mortgage-backed	27,094	(3,344)	—	—	27,094	(3,344)	2.0
Other asset-backed	494,386	(35,401)	81,185	(12,804)	575,571	(48,205)	28.3
States and political subdivisions	8,389	(56)	2,602	(377)	10,991	(433)	0.2
Total fixed maturities	$1,611,644	$(136,296)	$127,925	$(33,808)	$1,739,569	$(170,104)	100.0%

Fixed Maturity Securities with Unrealized Losses by Length of Time
	December 31, 2019
	Less than one year		One year or more		Total
Description of Securities	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$114,520	$(2,476)	$84,719	$(13,055)	$199,239	$(15,531)	69.5%
Residential mortgage-backed	68,743	(1,435)	6,941	(494)	75,684	(1,929)	8.6
Commercial mortgage-backed	46,537	(1,266)	2,610	(147)	49,147	(1,413)	6.3
Other asset-backed	112,462	(519)	102,439	(2,095)	214,901	(2,614)	11.7
United States Government and agencies	—	—	2,494	(5)	2,494	(5)	—
States and political subdivisions	19,367	(379)	5,936	(487)	25,303	(866)	3.9
Total fixed maturities	$361,629	$(6,075)	$205,139	$(16,283)	$566,768	$(22,358)	100.0%

(1)	Non-credit losses reported in AOCI are included with gross unrealized losses resulting in total gross unrealized losses for fixed maturities, available-for-sale being reported in the table.

Fixed maturities in the above tables include 566 securities from 407 issuers at March 31, 2020 and 189 securities from 145 issuers at December 31, 2019. Unrealized losses increased during the three months ended March 31, 2020 primarily due to wider credit spreads. We do not consider securities declines in fair value below amortized cost to be due to a credit loss when the market decline is attributable to factors such as interest rate movements, market volatility, liquidity or spread widening when recovery of all amounts due under the contractual terms of the security is anticipated. Based on our intent not to sell or our belief that we will not be required to sell these securities before recovery of their amortized cost basis, we do not consider these investments to have a credit loss, and they do not require a loss allowance established at March 31, 2020. The following summarizes the more significant unrealized losses of fixed maturity securities by investment category as of March 31, 2020.

Corporate securities: The largest unrealized losses were in the energy sector ($208.0 million fair value and $55.4 million unrealized loss) and in the consumer non-cyclical sector ($100.5 million fair value and $11.4 million unrealized loss). The majority of losses were attributable to credit spread widening across the energy sector associated with sharp declines in crude oil prices. The price of crude oil has decreased from $61.06 per barrel at December 31, 2019 to $20.48 per barrel at March 31, 2020. Energy-related companies have been negatively impacted by the rapid decline in oil prices due to a decrease in demand and an increase in supply, which has pressured revenues and margins. Spreads widened during the quarter somewhat recovering towards the end of the quarter as the U.S. Federal Reserve Bank has taken a number of actions to stabilize the markets. This includes the establishment of two additional facilities to provide credit to large employers - the Primary Market Corporate Credit Facility (PMCCF) for new bond and loan issuance and the Secondary Market Corporate Credit Facility (SMCCF) to provide liquidity for outstanding investment-grade corporate bonds (with a target of maturities 5 years and less).

Residential mortgage-backed securities: The unrealized losses on residential mortgage-backed securities were primarily due to price declines on legacy and newer issue bonds. The legacy bonds are still at an unrealized gain overall, but many individual securities are now at an unrealized loss that were previously at a gain. We purchased many of these investments at a discount to their face amount and the contractual cash flows of these investments are based on mortgages and other assets backing the securities. The newer issue residential mortgage-backed securities are comprised of bonds issued during and after 2013 with strong underwriting and collateral characteristics. The majority of losses were attributable to credit spread widening across the asset class, partially offset by lower U.S. Treasury rates. The wider spreads at quarter end were caused by market uncertainty and reduced trading from economic contractions due to the COVID-19 virus.

Commercial mortgage-backed securities: The unrealized losses on commercial mortgage-backed securities were primarily due to spread widening, partially offset by lower U.S. Treasury rate during the quarter. The wider spreads were caused by market uncertainty from economic contractions due to the COVID-19 virus. The contractual cash flows of these investments are based on mortgages backing the securities.

Other asset-backed securities: The unrealized losses on asset-backed securities (ABS) were primarily due to concerns regarding COVID-19 and the resulting impact on consumer and commercial loans. Spreads widened during the quarter somewhat recovering towards the end of the quarter as the U.S. Federal Reserve Bank has taken a number of actions to stabilize the markets. This includes establishment of a Term Asset-Backed Securities Loan Facility (TALF) to facilitate the issuance of ABS collateralized by student loans, auto loans, credit card loans, loans guaranteed by the Small Business Administration (SBA) and certain other assets. The majority of our ABS have a sequential-pay structure that increases credit support as the pool amortizes. The average life of our portfolio is 3.6 years, down from 5.4 years at purchase. Average credit support for the portfolio has increased from 11 percent at time of purchase to 18 percent as of March 31, 2020. The portfolio is rated nearly 70 percent NAIC-1. The unrealized losses on collateralized loan obligations (CLO) are due to concerns regarding COVID-19 and the resulting impact on leveraged loans.

The CLO market will also benefit from the programs that the U.S. Federal Reserve Bank is providing to the market. Our CLO portfolio is higher quality, with all of the securities rated NAIC-1. Internal stress testing has indicated that the weighted average constant default rate (CDR) of our portfolio without suffering loss is 17%. The CDR is the constant default rate (annually) that a CLO must suffer before our tranche takes its first dollar loss.

State, municipal and other governments: The unrealized losses on state, municipal and other government securities were primarily due to general spread widening relative to spreads at which we acquired the bonds.

An allowance for credit losses for the three months ended March 31, 2020 includes an energy sector bond and two financial sector bonds experiencing ongoing weakness in operating performance. These securities were also impacted by the recent market stresses discussed above. The allowance was established as the difference between the fair value of the securities and their amortized cost and was considered to be entirely credit related.

Available-For-Sale Fixed Maturities Allowance for Credit Losses
Three months ended March 31, 2020
(Dollars in thousands)
Corporate securities:
Beginning balance of the allowance for credit losses	$—
Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	12,146
Ending balance of the allowance for credit losses	$12,146

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

The amount of accrued interest excluded from the cost basis of the mortgage loans and included in accrued investment income on the balance sheet totaled $3.7 million at March 31, 2020. Any loan delinquent on contractual payments is considered non-performing. Mortgage loans are placed on non-accrual status if the loan is over 90 days past due. If the loan is placed on non-accrual status the prior accrued interest income is reversed off through net investment income. Interest income received on non-performing loans is generally recognized on a cash basis. Once mortgage loans are classified as non-accrual loans, the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan has been restructured such that the collection of interest is considered likely. At March 31, 2020 and December 31, 2019, there were no non-performing loans over 30 days past due on contractual payments. At March 31, 2020, we had committed to provide additional funding for mortgage loans totaling $6.0 million. These commitments arose in the normal course of business at terms that are comparable to similar investments.

Mortgage Loans by Collateral Type
	March 31, 2020		December 31, 2019
Collateral Type	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
	(Dollars in thousands)
Office	$407,723	41.1%	$417,746	41.3%
Retail	333,975	33.7	345,870	34.2
Industrial	232,748	23.4	235,274	23.2
Apartment	9,005	0.9	—	—
Other	8,682	0.9	12,788	1.3
Total	$992,133	100.0%	$1,011,678	100.0%

Mortgage Loans by Geographic Location within the United States
	March 31, 2020		December 31, 2019
Region of the United States	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
	(Dollars in thousands)
South Atlantic	$275,752	27.8%	$288,299	28.5%
Pacific	168,456	17.0	164,996	16.3
East North Central	126,112	12.7	117,053	11.6
West North Central	101,559	10.2	108,942	10.8
Mountain	95,827	9.7	96,857	9.6
East South Central	80,523	8.1	81,275	8.0
West South Central	67,059	6.8	76,650	7.6
Middle Atlantic	45,337	4.6	45,687	4.5
New England	31,508	3.1	31,919	3.1
Total	$992,133	100.0%	$1,011,678	100.0%

Mortgage Loans by Loan-to-Value Ratio
	March 31, 2020		December 31, 2019
Loan-to-Value Ratio	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
	(Dollars in thousands)
0% - 50%	$430,798	43.4%	$412,973	40.8%
51% - 60%	322,097	32.5	310,869	30.7
61% - 70%	209,801	21.1	256,280	25.4
71% - 80%	29,437	3.0	31,556	3.1
Total	$992,133	100.0%	$1,011,678	100.0%

The loan-to-value ratio is determined using the most recent appraised value. Appraisals are updated periodically when there is indication of a possible significant collateral decline or there are loan modifications or refinance requests.

Mortgage loans are rated internally to provide a current qualitative rating of each loan. We review the capital structure, collateral strength, physical occupancy, financial stability of the operating income stream, debt service coverage ratio, outstanding loan balance to estimated value of the collateral, property improvements and the financial strength of the borrower when determining the internal loan rating. Loans of high quality, low risk and with little concern of default or extension risk are rated an A; loans of moderate quality and moderate risk are rated a B; loans of low quality and high risk are rated a C, and loans for which there is concern of credit default are rated a W.

Mortgage Loans by Internal Rating and Year of Origination
	March 31, 2020
	2020	2019	2018	2017	2016	2015 & prior	Total
Internal Rating	Amortized Cost
	(Dollars in thousands)
A	$15,750	$69,026	$127,394	$198,421	$142,996	$407,362	$960,949
B	—	—	—	—	—	5,403	5,403
C	—	—	—	—	—	21,501	21,501
W	—	—	—	—	—	4,280	4,280
Total	$15,750	$69,026	$127,394	$198,421	$142,996	$438,546	$992,133

	December 31, 2019
	2019	2018	2017	2016	2015	2014 & prior	Total
Internal Rating	Amortized Cost
	(Dollars in thousands)
A	$69,319	$128,334	$200,283	$144,311	$119,724	$316,079	$978,050
B	—	—	—	—	—	7,512	7,512
C	—	—	—	—	—	21,812	21,812
W	—	—	—	—	—	4,304	4,304
Total	$69,319	$128,334	$200,283	$144,311	$119,724	$349,707	$1,011,678

Our allowance for credit losses on mortgage loans was estimated by incorporating historical information, current conditions as well as conditions for a reasonable and supportable forecast that includes an estimated recessionary period. The loans are segmented by an internal risk rating as well as geographic region with an estimated loss ratio applied against each segment. For the years after our reasonable and supportable forecast period we graded the expected loss ratio over the estimated remaining recessionary period to our actual loss history. During the quarter ended March 31, 2020, we increased our recession probability factor for our reasonable and supportable forecast period, which caused our allowance to increase. However, the decrease in our mortgage loan principal balance from December 31, 2019 to March 31, 2020 partially offset the increase in our allowance resulting in a small increase to our allowance, during the first quarter 2020. Amounts on mortgage loans deemed to be uncollectible are charged off and removed from the valuation allowance.

Allowance for Credit Losses on Mortgage Loans
Three months ended March 31, 2020
(Dollars in thousands)
Beginning balance of the allowance for credit losses	$3,164
Current period provision for expected credit losses	115
Ending balance of the allowance for credit losses	$3,279

Mortgage Loan Modifications

Our commercial mortgage loan portfolio can include loans that have been modified. We assess loan modifications on a loan-by-loan basis to evaluate whether a troubled debt restructuring has occurred. Generally, the types of concessions include reduction of the contractual interest rate to a below-market rate, extension of the maturity date and/or a reduction of accrued interest. The amount, timing and extent of the concession granted is considered in determining if an impairment loss is needed for the restructuring. There were no loan modifications during the three months ended March 31, 2020 or March 31, 2019.

Realized Gains (Losses) - Recorded in Income
	Three months ended March 31,
	2020	2019
	(Dollars in thousands)
Realized gains (losses) on investments
Fixed maturities:
Gross gains	$12	$2,994
Gross losses	(159)	—
Mortgage loans	—	2,778
Other	(9)	(4)
	(156)	5,768

Net gains (losses) recognized during the period on equity securities held at the end of the period	(13,231)	4,419
Net gains and (losses) recognized during the period on equity securities sold during the period	(14)	(30)
Net gains (losses) recognized during the period on equity securities	(13,245)	4,389
Net realized gains (losses)	(13,401)	10,157

Credit losses recognized in earnings:
Other-than-temporary impairment losses	—	(869)
Fixed maturity allowance for credit losses	(12,146)	—
Mortgage loan allowance for credit losses	(115)	—
Net realized gains (losses) on investments recorded in income	$(25,662)	$9,288

Proceeds from sales of fixed maturities totaled $5.8 million during the three months ended March 31, 2020 and $6.7 million during the three months ended March 31, 2019.

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

We have reviewed the circumstances surrounding our investments in VIEs, which consist of (i) limited partnerships or limited liability companies accounted for under the equity method included in securities and indebtedness of related parties and (ii) non-guaranteed federal low income housing tax credit (LIHTC) investments included in other assets. In addition, we have reviewed the ownership interests in our VIEs and determined that we do not hold direct majority ownership or have other contractual rights (such as kick out rights) that give us effective control over these entities resulting in us having both the power to direct activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. The maximum loss exposure relative to our VIEs is limited to the carrying value and any unfunded commitments that exist for each particular VIE. We also have not provided additional support or other guarantees that were not previously contractually required (financial or otherwise) to any of the VIEs as of March 31, 2020 or December 31, 2019. Based on this analysis, none of our VIEs were required to be consolidated at March 31, 2020 or December 31, 2019.

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

VIE Investments by Category
	March 31, 2020		December 31, 2019
	Carrying Value	Maximum Exposure to Loss	Carrying Value	Maximum Exposure to Loss
	(Dollars in thousands)
LIHTC investments	$40,018	$40,945	$42,907	$43,834
Investment companies	55,522	107,523	53,388	103,125
Real estate limited partnerships	10,075	15,379	9,565	15,527
Other	491	491	492	492
Total	$106,106	$164,338	$106,352	$162,978

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

Derivatives Instruments by Type
	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Assets
Freestanding derivatives:
Call options (reported in other investments)	$5,661	$31,469
Embedded derivatives:
Modified coinsurance (reported in reinsurance recoverable - assumed)	1,507	2,327
Modified coinsurance (reported in reinsurance recoverable - ceded)	149	—
Interest-only security (reported in fixed maturities)	349	385
Total assets	$7,666	$34,181

Liabilities
Embedded derivatives:
Indexed products (reported in liability for future policy benefits)	$61,071	$76,346
Modified coinsurance (reported in other liabilities)	86	254
Total liabilities	$61,157	$76,600

Derivative Income (Loss)
	Three months ended March 31,
	2020	2019
	(Dollars in thousands)
Freestanding derivatives:
Call options	$(22,163)	$8,685
Embedded derivatives:
Modified coinsurance	(504)	633
Interest-only security	24	47
Indexed products	21,076	(9,336)
Total income (loss) from derivatives	$(1,567)	$29

Derivative income is reported in net investment income except for the change in fair value of the embedded derivatives on our indexed products, which is reported in interest sensitive product benefits.

We are exposed to credit losses in the event of nonperformance of the derivative counterparties. This credit risk is minimized by purchasing such agreements from financial institutions with high credit ratings (currently rated A or better by nationally recognized statistical rating organizations). We have also entered into credit support agreements with the counterparties requiring them to post collateral when net exposures exceed pre-determined thresholds that vary by counterparty. The net amount of such exposure is essentially the market value less collateral held for such agreements with each counterparty. The call options are supported by securities collateral received of $6.7 million at March 31, 2020, which is held in a separate custodial account. Subject to certain constraints, we are permitted to sell or re-pledge this collateral, but do not have legal rights to the collateral; accordingly, it has not been recorded on our balance sheet. We have elected to present our derivative receivables netted with the obligation to return cash collateral received on our balance sheet in other investments. We received cash collateral of $3.5 million included in cash and cash equivalents on our balance sheet as of March 31, 2020. At March 31, 2020, none of the collateral had been sold or re-pledged. As of March 31, 2020, our net derivative exposure recorded on the balance sheet without the off balance sheet collateral was $5.7 million.

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

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels
	March 31, 2020
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair Value
	(Dollars in thousands)
Assets
Fixed maturities:
Corporate securities	$—	$3,647,867	$9,456	$3,657,323
Residential mortgage-backed securities	—	653,767	—	653,767
Commercial mortgage-backed securities	—	1,134,437	7,205	1,141,642
Other asset-backed securities	—	694,208	4,732	698,940
United States Government and agencies	3,344	10,860	—	14,204
States and political subdivisions	—	1,451,289	—	1,451,289
Total fixed maturities	3,344	7,592,428	21,393	7,617,165
Non-redeemable preferred stocks	—	61,011	6,858	67,869
Common stocks (1)	11,740	—	—	11,740
Other investments	—	5,661	—	5,661
Cash, cash equivalents and short-term investments	47,104	—	—	47,104
Reinsurance recoverable	—	1,655	—	1,655
Assets held in separate accounts	525,582	—	—	525,582
Total assets	$587,770	$7,660,755	$28,251	$8,276,776

Liabilities
Future policy benefits - indexed product embedded derivatives	$—	$—	$61,071	$61,071
Other liabilities	—	86	—	86
Total liabilities	$—	$86	$61,071	$61,157

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels
	December 31, 2019
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair Value
	(Dollars in thousands)
Assets
Fixed maturities:
Corporate securities	$—	$3,772,362	$6,588	$3,778,950
Residential mortgage-backed securities	—	672,388	—	672,388
Commercial mortgage-backed securities	—	1,032,693	12,780	1,045,473
Other asset-backed securities	—	704,766	9,755	714,521
United States Government and agencies	4,821	9,302	—	14,123
States and political subdivisions	—	1,477,173	—	1,477,173
Total fixed maturities	4,821	7,668,684	29,123	7,702,628
Non-redeemable preferred stocks	—	67,873	6,927	74,800
Common stocks (1)	17,027	—	—	17,027
Other investments	—	31,469	—	31,469
Cash, cash equivalents and short-term investments	29,142	—	—	29,142
Reinsurance recoverable	—	2,327	—	2,327
Assets held in separate accounts	645,881	—	—	645,881
Total assets	$696,871	$7,770,353	$36,050	$8,503,274

Liabilities
Future policy benefits - indexed product embedded derivatives	$—	$—	$76,346	$76,346
Other liabilities	—	254	—	254
Total liabilities	$—	$254	$76,346	$76,600

(1)
A private equity fund with a fair value estimate of $9.0 million at March 31, 2020 and $8.4 million at December 31, 2019 using net asset value per share as a practical expedient, has not been classified in the fair value hierarchy above in accordance with fair value reporting guidance. This fund invests in senior secured middle market loans and had unfunded commitments totaling $1.1 million at March 31, 2020 and $1.7 million at December 31, 2019. The investment is not currently eligible for redemption.

Level 3 Assets by Valuation Source - Recurring Basis
	March 31, 2020
	Third-party vendors	Priced internally	Fair Value
	(Dollars in thousands)
Corporate securities	$6,983	$2,473	$9,456
Commercial mortgage-backed securities	7,205	—	7,205
Other asset-backed securities	4,732	—	4,732
Non-redeemable preferred stocks	—	6,858	6,858
Total assets	$18,920	$9,331	$28,251
Percent of total	67.0%	33.0%	100.0%

Level 3 Assets by Valuation Source - Recurring Basis
	December 31, 2019
	Third-party vendors	Priced internally	Fair Value
	(Dollars in thousands)
Corporate securities	$—	$6,588	$6,588
Commercial mortgage-backed securities	12,780	—	12,780
Other asset-backed securities	8,000	1,755	9,755
Non-redeemable preferred stocks	—	6,927	6,927
Total assets	$20,780	$15,270	$36,050
Percent of total	57.6%	42.4%	100.0%

Quantitative Information about Level 3 Fair Value Measurements - Recurring Basis
	March 31, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$9,456	Discounted cash flow	Credit spread	2.00% - 10.75% (7.03%)
Commercial mortgage-backed securities	7,205	Discounted cash flow	Credit spread	3.01% - 4.54% (3.93%)
Non-redeemable preferred stocks	6,858	Discounted cash flow	Credit spread	6.06% (6.06%)
Total assets	$23,519

Liabilities
Future policy benefits - indexed product embedded derivatives	$61,071	Discounted cash flow	Credit risk Risk margin	2.25% - 2.85% (2.50%) 0.15% - 0.40% (0.25%)

	December 31, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$6,588	Discounted cash flow	Credit spread	2.11% - 5.85% (4.33%)
Commercial mortgage-backed securities	12,780	Discounted cash flow	Credit spread	1.18% - 2.22% (1.92%)
Other asset-backed securities	6,000	Discounted cash flow	Credit spread	2.15% - 2.30% (2.23%)
Non-redeemable preferred stocks	6,927	Discounted cash flow	Credit spread	2.72% (2.72%)
Total assets	$32,295

Liabilities
Future policy benefits - indexed product embedded derivatives	$76,346	Discounted cash flow	Credit risk Risk margin	0.40% - 1.35% (0.80%) 0.15% - 0.40% (0.25%)

The tables above exclude certain securities with the fair value based on non-binding broker quotes for which we could not reasonably obtain the quantitative unobservable inputs.

Level 3 Financial Instruments Changes in Fair Value - Recurring Basis
	March 31, 2020
				Realized and unrealized gains (losses), net
	Balance, December 31, 2019	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Transfers into Level 3	Transfers out of Level 3 (1)	Amort-ization included in net income	Balance, March 31, 2020
	(Dollars in thousands)
Assets
Corporate securities	$6,588	$6,983	$(352)	$—	$(154)	$—	$(3,609)	$—	$9,456
Commercial mortgage-backed securities	12,780	—	(98)	—	(920)	—	(4,556)	—	7,206
Other asset-backed securities	9,755	3,054	(49)	—	(27)	—	(8,000)	(1)	4,732
Non-redeemable preferred stocks	6,927	—	—	—	(70)	—	—	—	6,857
Total assets	$36,050	$10,037	$(499)	$—	$(1,171)	$—	$(16,165)	$(1)	$28,251

Liabilities
Future policy benefits - indexed product embedded derivatives	$76,346	$4,891	$(997)	$(19,169)	$—	$—	$—	$—	$61,071

	March 31, 2019
				Realized and unrealized gains (losses), net
	Balance, December 31, 2018	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Transfers into Level 3	Transfers out of Level 3 (1)	Amort-ization included in net income	Balance, March 31, 2019
	(Dollars in thousands)
Assets
Corporate securities	$22,011	$6,000	$(1,262)	$—	$212	$—	$—	$(8)	$26,953
Commercial mortgage-backed securities	67,940	—	(92)	—	195	—	(59,918)	—	8,125
Other asset-backed securities	3,601	5,000	(83)	—	(869)	—	—	—	7,649
Non-redeemable preferred stocks	6,862	—	—	—	267	—	—	—	7,129
Total assets	$100,414	$11,000	$(1,437)	$—	$(195)	$—	$(59,918)	$(8)	$49,856

Liabilities
Future policy benefits - indexed product embedded derivatives	$40,028	$3,479	$(1,169)	$9,553	$—	$—	$—	$—	$51,891

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

Valuation of our Financial Instruments Not Reported at Fair Value by Hierarchy Levels
	March 31, 2020
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair Value	Carrying Value
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$1,006,459	$1,006,459	$988,854
Policy loans	—	—	285,733	285,733	202,227
Other investments	—	34,301	2,271	36,572	36,116
Total assets	$—	$34,301	$1,294,463	$1,328,764	$1,227,197

Liabilities
Future policy benefits	$—	$—	$4,379,568	$4,379,568	$4,373,739
Supplementary contracts without life contingencies	—	—	297,351	297,351	293,016
Advance premiums and other deposits	—	—	245,971	245,971	245,971
Short-term debt	—	—	10,000	10,000	10,000
Long-term debt	—	—	67,822	67,822	97,000
Liabilities related to separate accounts	—	—	524,537	524,537	525,582
Total liabilities	$—	$—	$5,525,249	$5,525,249	$5,545,308

	December 31, 2019
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair Value	Carrying Value
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$1,059,073	$1,059,073	$1,011,678
Policy loans	—	—	256,787	256,787	201,589
Other investments	—	29,534	2,215	31,749	31,211
Total assets	$—	$29,534	$1,318,075	$1,347,609	$1,244,478

Liabilities
Future policy benefits	$—	$—	$4,381,863	$4,381,863	$4,270,073
Supplementary contracts without life contingencies	—	—	309,601	309,601	296,915
Advance premiums and other deposits	—	—	245,480	245,480	245,480
Long-term debt	—	—	84,438	84,438	97,000
Liabilities related to separate accounts	—	—	644,691	644,691	645,881
Total liabilities	$—	$—	$5,666,073	$5,666,073	$5,555,349

Level 3 Financial Instruments Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis, generally mortgage loans or real estate that have been deemed to be impaired during the reporting period. There were no mortgage loans or real estate impaired to fair value during the three months ended March 31, 2020 or March 31, 2019.

4. Defined Benefit Plan

We participate with affiliates and an unaffiliated organization in defined benefit pension plans, including a multiemployer plan. Our share of net periodic pension cost for the plans is recorded as expense in our consolidated statements of operations.

Components of Net Periodic Pension Cost for FBL and Affiliates Combined - Multiemployer Plan
	Three months ended March 31,
	2020	2019
	(Dollars in thousands)
Service cost	$1,304	$1,137
Interest cost	3,142	3,318
Expected return on assets	(5,262)	(4,707)
Amortization of actuarial loss	2,789	2,229
Net periodic pension cost	$1,973	$1,977

FBL Financial Group, Inc. share of net periodic pension costs	$629	$633

Components of Net Periodic Pension Cost for FBL and Affiliates Combined - Other Plans
	Three months ended March 31,
	2020	2019
	(Dollars in thousands)
Service cost	$79	$117
Interest cost	220	248
Amortization of actuarial loss	317	266
Net periodic pension cost	$616	$631

FBL Financial Group, Inc. share of net periodic pension costs	$392	$362

5. Credit Arrangements

Short-term debt as of March 31, 2020, consists of a $10.0 million short-term advance, collateralized by fixed maturity securities, payable to Federal Home Loan Bank of Des Moines (FHLB). The advance was taken on March 23, 2020, and matures on June 23, 2020, with an interest rate of 0.48%.

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

Commitments for Partnership Investments and Private Corporate Bond Investments

At March 31, 2020, we have unfunded investment commitments to limited partnerships and limited liability companies of $58.2 million and privately placed corporate securities commitments of $5.8 million.

7. Stockholders’ Equity

Share Repurchases

We periodically repurchase our Class A common stock under programs approved by our Board of Directors. These repurchase programs authorize us to make repurchases in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. Under these programs, we repurchased 24,525 shares of stock for $0.8 million during the three months ended March 31, 2020 and 66,475 shares of stock for $4.6 million during the three months ended March 31, 2019. Completion of this program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice. At March 31, 2020, $35.5 million remains available for repurchase under the active repurchase program.

Dividends
	Three months ended March 31,
	2020	2019
Class A and B common stock:
Cash dividends per common share	$0.50	$0.48
Special cash dividend per common share	1.50	1.50
Total common stock dividends per share	$2.00	$1.98

Series B preferred stock dividends per share	$0.0075	$0.0075

Special cash dividends paid to our Class A and Class B common shareholders totaled $37.0 million for the three months ended March 31, 2020 and March 31, 2019.

Reconciliation of Outstanding Common Stock
	Class A		Class B		Total
	Shares	Dollars	Shares	Dollars	Shares	Dollars
	(Dollars in thousands)
Outstanding at January 1, 2019	24,707,402	$152,652	11,413	$72	24,718,815	$152,724
Stock-based compensation	—	202	—	—	—	202
Purchase of common stock	(66,475)	(410)	—	—	(66,475)	(410)
Outstanding at March 31, 2019	24,640,927	$152,444	11,413	$72	24,652,340	$152,516

Outstanding at January 1, 2020	24,652,802	$152,661	11,413	$72	24,664,215	$152,733
Stock-based compensation	2,500	245	—	—	2,500	245
Purchase of common stock	(24,525)	(152)	—	—	(24,525)	(152)
Outstanding at March 31, 2020	24,630,777	$152,754	11,413	$72	24,642,190	$152,826

Accumulated Other Comprehensive Income, Net of Tax and Other Offsets

	Unrealized Net Investment Gains (Losses) on Fixed Maturities Available-for-Sale (1)		Underfunded Status of Postretirement Benefit Plans
	Without Non-Credit Impairment Losses	With Non-Credit Impairment Losses		Total
	(Dollars in thousands)
Balance at January 1, 2019	$96,921	$3,133	$(8,736)	$91,318
Other comprehensive income before reclassifications	99,871	29	—	99,900
Reclassification adjustments	(2,260)	—	208	(2,052)
Balance at March 31, 2019	$194,532	$3,162	$(8,528)	$189,166

Balance at January 1, 2020	$363,020	$1,974	$(10,230)	$354,764
Other comprehensive income (loss) before reclassifications	(104,594)	(1,550)	—	(106,144)
Reclassification adjustments	9,555	—	247	9,802
Balance at March 31, 2020	$267,981	$424	$(9,983)	$258,422

(1)
Includes the impact of taxes, deferred acquisition costs, value of insurance in force acquired, unearned revenue reserves and policyholder liabilities. See Note 2 to our consolidated financial statements for further information.

Accumulated Other Comprehensive Income Reclassification Adjustments
	Three months ended March 31, 2020
	Unrealized Net Investment Gains (Losses) on Fixed Maturities Available-for-Sale (1)		Underfunded Status of Postretirement Benefit Plans
	Without Non-Credit Impairment Losses	With Non-Credit Impairment Losses		Total
	(Dollars in thousands)
Realized capital losses on sales of fixed maturity securities	$147	$—	$—	$147
Change in allowance for credit losses on fixed maturity securities	12,146	—	—	12,146
Adjustments for assumed changes in deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	(198)	—	—	(198)
Other expenses - net actuarial loss	—	—	313	313
Reclassifications before income taxes	12,095	—	313	12,408
Income taxes	(2,540)	—	(66)	(2,606)
Reclassification adjustments	$9,555	$—	$247	$9,802

	Three months ended March 31, 2019
	Unrealized Net Investment Gains (Losses) on Fixed Maturities Available-for-Sale (1)		Underfunded Status of Postretirement Benefit Plans
	Without Non-Credit Impairment Losses	With Non-Credit Impairment Losses		Total
	(Dollars in thousands)
Realized capital gains on sales of fixed maturities	$(2,994)	$—	$—	$(2,994)
Adjustments for assumed changes in deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	133	—	—	133
Other expenses - net actuarial loss	—	—	263	263
Reclassifications before income taxes	(2,861)	—	263	(2,598)
Income taxes	601	—	(55)	546
Reclassification adjustments	$(2,260)	$—	$208	$(2,052)

(1)	See Note 2 to our consolidated financial statements for further information.

8. Earnings per Share

Computation of Earnings per Common Share

	Three months ended March 31,
	2020	2019
	(Dollars in thousands, except per share data)
Numerator:
Net income (loss) attributable to FBL Financial Group, Inc.	$(2,515)	$34,043
Less: Dividends on Series B preferred stock	38	38
Income (loss) available to common stockholders	$(2,553)	$34,005

Denominator:
Weighted average shares - basic	24,762,820	24,765,277
Effect of dilutive securities - stock-based compensation	—	11,176
Weighted average shares - diluted	24,762,820	24,776,453

Earnings (loss) per common share	$(0.10)	$1.37
Earnings (loss) per common share - assuming dilution	$(0.10)	$1.37

There were no antidilutive stock options outstanding in any of the periods presented.

9. Segment Information

We analyze operations by reviewing financial information regarding our primary products that are aggregated into the Annuity and Life Insurance product segments. Our Corporate and Other segment consists of less significant business activities.
Our chief operating decision makers use pre-tax adjusted operating income to evaluate segment performance and allocate resources. Pre-tax adjusted operating income consists of pre-tax net income adjusted to exclude realized gains and losses on investments including the change in fair value of equity securities, the change in allowances for credit losses on investments, and the change in fair value of derivatives as the impact of these items can fluctuate greatly from period to period. These fluctuations make it difficult to analyze core operating trends. In addition, for derivatives not designated as hedges, there is a mismatch between the valuation of the asset and liability when deriving net income (loss). Specifically, call options relating to our indexed annuity business are one-year assets while the embedded derivatives in the indexed contracts represent the rights of the contract holder to receive index credits over the entire period the indexed products are expected to be in force. Adjustments to pre-tax net income are net of amortization of unearned revenue reserves and deferred acquisition costs, as well as changes in interest sensitive product reserves. While not applicable for the periods reported herein, in determining pre-tax adjusted operating income we will also remove the impact of settlements or judgments arising from lawsuits, net of any recoveries from third parties, the cumulative effect of changes in accounting principles and discontinued operations.
Segment results are reported net of inter-segment transactions.

Financial Information Concerning our Operating Segments

	Three months ended March 31,
	2020	2019
	(Dollars in thousands)
Pre-tax adjusted operating income:
Annuity	$12,019	$15,662
Life Insurance	10,267	10,092
Corporate and Other	219	4,319
Total pre-tax adjusted operating income	22,505	30,073

Adjustments to pre-tax adjusted operating income:
Net realized gains/losses on investments (1)	(25,458)	9,152
Change in fair value of derivatives (1)	(2,582)	1,153
Pre-tax net income attributable to FBL Financial Group, Inc.	(5,535)	40,378
Income tax benefit (expense)	3,081	(6,276)
Tax on equity income	(61)	(59)
Net income (loss) attributable to FBL Financial Group, Inc.	$(2,515)	$34,043

Adjusted operating revenues:
Annuity	$54,654	$52,682
Life Insurance	107,215	107,258
Corporate and Other	24,040	23,128
	185,909	183,068
Net realized gains/losses on investments (1)	(25,666)	9,289
Change in fair value of derivatives (1)	(24,980)	11,199
Consolidated revenues	$135,263	$203,556

(1)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred acquisition costs, value of insurance in force acquired and interest sensitive policy reserves attributable to these items.

Interest expense is attributable to the Corporate and Other segment. Expenditures for long-lived assets were not significant during the periods presented above. Goodwill at March 31, 2020 and December 31, 2019 was allocated among the segments as follows: Annuity ($3.9 million) and Life Insurance ($6.1 million).

Equity income related to securities and indebtedness of related parties is attributable to the Life Insurance and Corporate and Other segments. The following chart provides the related equity income by segment.

Equity Income by Operating Segment
	Three months ended March 31,
	2020	2019
	(Dollars in thousands)
Pre-tax equity income:
Life Insurance	$375	$370
Corporate and Other	(86)	(91)
Total pre-tax equity income	289	279

Income taxes	(61)	(59)
Equity income, net of related income taxes	$228	$220

Premiums collected, which is not a measure used in financial statements prepared according to GAAP, includes premiums received on life insurance policies and deposits on annuities and universal life-type products. Premiums collected is a common life insurance industry measure of agent productivity. Net premiums collected totaled $154.0 million for the quarter ended March 31, 2020 and $160.7 million for the same period in 2019.

Under GAAP, premiums on whole life and term life policies are recognized as revenues over the premium-paying period and reported in the Life Insurance segment. The following chart provides a reconciliation of life insurance premiums collected to those reported in the GAAP financial statements.

Reconciliation of Traditional Life Insurance Premiums, Net of Reinsurance

	Three months ended March 31,
	2020	2019
	(Dollars in thousands)
Traditional and universal life insurance premiums collected	$82,635	$78,001
Premiums collected on interest sensitive products	(31,996)	(28,379)
Traditional life insurance premiums collected	50,639	49,622
Change in due premiums and other	(1,331)	(230)
Traditional life insurance premiums as included in the Consolidated Statements of Operations	$49,308	$49,392

There is no comparable GAAP financial measure for premiums collected on annuities and universal life-type products. GAAP revenues for those interest sensitive and variable products consist of various policy charges and fees assessed on those contracts, as summarized in the chart below.

Interest Sensitive Product Charges by Segment
	Three months ended March 31,
	2020	2019
	(Dollars in thousands)
Annuity
Rider and other product charges	$1,530	$1,263
Surrender charges	356	304
Total	1,886	1,567

Life Insurance
Administration charges	5,443	4,667
Cost of insurance charges	13,379	12,633
Surrender charges	705	621
Amortization of policy initiation fees	852	1,067
Total	20,379	18,988

Corporate and Other
Administration charges	1,184	1,236
Cost of insurance charges	7,160	7,202
Surrender charges	32	24
Separate account charges	2,031	1,936
Amortization of policy initiation fees	549	7
Total	10,956	10,405

Impact of net realized gains/losses on investments and change in fair value of derivatives on amortization of unearned revenue reserves	(1,501)	306
Interest sensitive product charges as included in the Consolidated Statements of Operations	$31,720	$31,266

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes a summary of FBL Financial Group, Inc.’s consolidated results of operations, financial condition and where appropriate, factors that management believes may affect future performance. Unless noted otherwise, all references to FBL Financial Group, Inc. (we or the Company) include all of its direct and indirect subsidiaries, including insurance subsidiaries Farm Bureau Life Insurance Company (Farm Bureau Life) and Greenfields Life Insurance Company (Greenfields Life). Please read this discussion in conjunction with the accompanying consolidated financial statements and related notes. In addition, we encourage you to refer to our Form 10-K for the year ended December 31, 2019 for a complete description of our significant accounting policies and estimates. Familiarity with this information is important in understanding our financial position and results of operations.

This Form 10-Q includes statements relating to anticipated financial performance, business prospects, new products and similar matters. These statements and others, which include words such as “expect,” “anticipate,” “believe,” “intend” and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. A variety of factors could cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. See Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2019, and Part II within this report for additional information on the risks and uncertainties that may affect the operations, performance, development and results of our business.

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

Impact of COVID-19 and Recent Business Environment

The COVID-19 pandemic that swept across the United States during the first quarter of 2020 negatively impacted the economy and caused significant societal disruption as businesses were forced to close and individuals were asked to practice social distancing. As the severity of the pandemic became apparent, we formed an incident management work group in accordance with our business continuity plan. This work group, acting in conjunction with the executive management team, monitors business developments, identifies issues, recommends solutions and develops communications with employees, agents and client/members.
The impact of COVID-19 on the economy has been profound.

•	U.S. gross domestic product decreased at an annual rate of 4.8% in the first quarter of 2020, compared to a 2.1% increase during the fourth quarter of 2019.

•	U.S. unemployment rose to 4.4% at March 31, 2020 from 3.5% at December 31, 2019 and is expected to climb higher.

•	The energy sector has come under significant pressure as the price of crude oil decreased to $20.48 per barrel at March 31, 2020 from $61.06 per barrel at December 31, 2019.

•	The yield on the 10-year U.S. Treasury Note decreased to 0.70% at March 31, 2020 from 1.92% at December 31, 2019.

•
Overall fixed maturity security yields increased during the first quarter of 2020 as increased business risks caused corporate credit spreads to widen to 276 basis points at March 31, 2020 from 96 basis points at December 31, 2019.

The COVID-19 pandemic has had the following impacts on our company:

Operations

To provide for the health and safety of our employees we transitioned to a mostly work-from-home environment in a matter of days. This transformation was carried out with minimal interruption to supporting our agents, advisors and client/members. We remain vigilant in practicing social distancing and have severely restricted company travel. Our agents continue to serve our client/members, albeit from a distance, using communication technology to service existing business and solicit new business. As summarized in the “Results of Operations” section that follows, we experienced a slight decline in premiums collected during the first quarter of 2020. The issuance of some life insurance business has been delayed due to impediments to completing medical tests.

Our ability to onboard new agents and wealth management advisors has been temporarily slowed due to the closure of governmental offices that issue required licenses. Furthermore, restrictions have prevented in-person training and the ability to have face-to-face meetings with clients.

Financial results

As discussed in the “Results of Operations” section that follows, the economic headwinds brought on by COVID-19 and the attendant decline in the equity markets caused the following negative impacts to operations in the first quarter of 2020:

•	Net realized losses on the sales of securities, net realized losses on the value of equity securities and an increase in the allowance for credit losses on investments totaling $25.7 million.

•	An increase in the reserve for guaranteed living withdrawal benefits of $2.3 million.

•	An increase in the amortization of deferred acquisition cost on variable annuities and variable universal life insurance contracts totaling $3.7 million.

The impact of COVID-19 on mortality experience was insignificant. During the first quarter of 2020, we identified two claims totaling $0.4 million relating to COVID-19.

As a result of these items, we recorded a net loss totaling $2.5 million for the first quarter of 2020. The U.S. federal government has taken actions to support the economy, including those unemployed during the crisis. To the extent the economic downturn caused by COVID-19 continues for an extended period, or worsens, it is uncertain how that will impact our operations, including sales and the value of our assets and liabilities although we expect the impact would be negative.

Financial position

The increase in market interest rates has caused a decline in the market value of our fixed maturity securities during the first quarter of 2020. Accumulated other comprehensive income included in stockholders’ equity declined to $258.4 million at March 31, 2020 from $354.8 million at December 31, 2019.

Book value per common share totaled $45.73 at March 31, 2020 and $60.12 at December 31, 2019. The decline in book value per share for the quarter is attributable to the decline in accumulated other comprehensive income, our net loss for the first quarter of 2020 and dividends paid to common shareholders totaling $2.00 per share.

Despite these factors, our capital position remains strong with Farm Bureau Life’s company action level risk-based capital ratio totaling 525% at March 31, 2020.

Liquidity

Our liquidity position remains strong with cash being generated by operations and financing activities. In addition, we have a significant portion of our liquid fixed maturity securities in an unrealized gain position. See the “Investments” and “Liquidity and Capital Resources” discussions that follow.

Risk Factors

See “Part II, Item 1A, Risk Factors”, for additional discussion.

Results of Operations for the Periods Ended March 31, 2020 and 2019

	Three months ended March 31,
	2020	2019	Change
	(Dollars in thousands, except per share data)
Net income (loss) attributable to FBL Financial Group, Inc.	$(2,515)	$34,043	(107)%
Net income adjustments:
Net realized gains/losses on investments (1)	20,112	(7,230)	(378)%
Change in fair value of derivatives (1)	2,039	(911)	(324)%
Adjusted operating income (2)	$19,636	$25,902	(24)%

Pre-tax adjusted operating income:
Annuity segment	$12,019	$15,662	(23)%
Life Insurance segment	10,267	10,092	2%
Corporate and Other segment	219	4,319	(95)%
Total pre-tax adjusted operating income	22,505	30,073	(25)%
Income taxes on adjusted operating income	(2,869)	(4,171)	(31)%
Adjusted operating income (2)	$19,636	$25,902	(24)%

Earnings (loss) per common share - assuming dilution	$(0.10)	$1.37	(107)%
Adjusted operating income per common share - assuming dilution (2)	0.79	1.04	(24)%
Effective tax rate on adjusted operating income	13%	14%
Average invested assets, at amortized cost (3)	$8,479,853	$8,292,919	2%
Annualized yield on average invested assets (3)	4.72%	4.97%

Other data
Death benefits, net of reinsurance and reserves released, net of tax	$23,550	$26,777	(12)%
Estimated impact from separate account performance on amortization of deferred acquisition costs, deferred sales inducements and unearned revenue reserve, net of tax	(2,686)	1,738	(255)%
Other investment-related income included in net investment income (1)(4)	454	1,002	(55)%

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

Net income (loss) decreased from the prior period primarily due to net realized capital losses from the change in fair value of equity securities and an increase in allowances for credit losses on investments. Net income (loss) and adjusted operating income decreased in the first quarter of 2020, compared to the prior year period, due to less spread income earned from lower yields on invested assets, the impact of market performance on reserves associated with guaranteed living withdrawal benefits and amortization of deferred acquisition costs associated with our variable business, partially offset by a decrease in death benefits. See the discussion that follows for details regarding pre-tax adjusted operating income by segment. See the “Impact of COVID-19 and Recent Business Environment” section above for additional information on market performance.

Annuity Segment
	Three months ended March 31,
	2020	2019	Change
	(Dollars in thousands)
Adjusted operating revenues:
Interest sensitive product charges	$1,886	$1,567	20%
Net investment income	52,768	51,115	3%
Total adjusted operating revenues	54,654	52,682	4%

Adjusted operating benefits and expenses:
Interest sensitive product benefits	33,883	28,070	21%
Underwriting, acquisition and insurance expenses:
Commissions net of deferrals	421	514	(18)%
Amortization of deferred acquisition costs	2,646	2,679	(1)%
Amortization of value of insurance in force	175	163	7%
Other underwriting expenses	5,510	5,594	(2)%
Total underwriting, acquisition and insurance expenses	8,752	8,950	(2)%
Total adjusted operating benefits and expenses	42,635	37,020	15%
Pre-tax adjusted operating income	$12,019	$15,662	(23)%

Other data
Annuity premiums collected, direct (1)	$58,099	$69,506	(16)%
Policy liabilities and accruals, end of period	4,528,280	4,379,558	3%
Average invested assets, at amortized cost	4,564,600	4,481,499	2%
Other investment-related income included in net investment income (2)	705	1,039	(32)%
Average individual annuity account value	3,179,639	3,179,153	—%

Earned spread on individual annuity products:
Weighted average yield on cash and invested assets	4.59%	4.76%
Weighted average crediting rate	2.47%	2.53%
Spread	2.12%	2.23%

Individual annuity withdrawal rate	5.2%	5.6%

(1)	Premiums collected is a non-GAAP measure of sales production, see Note 9 to our consolidated financial statements for additional information.

(2)	Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our payment speed assumptions.

Pre-tax adjusted operating income for the Annuity segment decreased in the first quarter of 2020, compared to the prior year period, primarily due to the impact of market performance on reserves associated with guaranteed living withdrawal benefits and reduced spread income earned from lower yields on invested assets. See the “Impact of COVID-19 and Recent Business Environment” section above for additional information on market performance.

The average aggregate account value for individual annuity contracts in force at March 31, 2020 remained level with the prior year period as continued sales and the crediting of interest were largely offset by product benefits and withdrawals. Premiums collected were lower in the first quarter of 2020, compared to the prior year period, due to decreased sales of fixed rate deferred annuity products, partially offset by increased sales of indexed annuities. Individual fixed rate deferred annuity collected premiums were $22.9 million in the first quarter of 2020, compared to $39.4 million in the first quarter of 2019. Indexed annuity collected premiums were $32.6 million in the first quarter of 2020, compared to $28.3 million in the first quarter of 2019. Outstanding funding agreements with FHLB totaled $597.5 million at March 31, 2020 and $437.2 million at March 31, 2019.

The weighted average yield on cash and invested assets for individual annuities decreased in the first quarter of 2020, compared to the prior year period, primarily due to lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, compared with the average existing portfolio yield. See the “Financial Condition” section for additional information regarding the yields obtained on investment acquisitions. Weighted average crediting rates on our individual annuity products decreased in the first quarter of 2020, compared to the same period in 2019, due to crediting rate actions taken in 2020 in response to a declining portfolio yield and a change in our mix of business in force.

Life Insurance Segment
	Three months ended March 31,
	2020	2019	Change
	(Dollars in thousands)
Adjusted operating revenues:
Interest sensitive product charges and other income	$20,332	$18,875	8%
Traditional life insurance premiums	49,308	49,392	—%
Net investment income	37,575	38,991	(4)%
Total adjusted operating revenues	107,215	107,258	—%

Adjusted operating benefits and expenses:
Interest sensitive product benefits:
Interest and index credits	7,843	8,051	(3)%
Death benefits and other	16,371	14,466	13%
Total interest sensitive product benefits	24,214	22,517	8%
Traditional life insurance benefits:
Death benefits	26,098	24,416	7%
Surrender and other benefits	10,142	9,723	4%
Increase in traditional life future policy benefits	9,970	12,534	(20)%
Total traditional life insurance benefits	46,210	46,673	(1)%
Distributions to participating policyholders	2,529	2,534	—%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	4,832	4,639	4%
Amortization of deferred acquisition costs	2,419	4,799	(50)%
Amortization of value of insurance in force	370	372	(1)%
Other underwriting expenses	16,749	16,002	5%
Total underwriting, acquisition and insurance expenses	24,370	25,812	(6)%
Total adjusted operating benefits and expenses	97,323	97,536	—%
	9,892	9,722	2%
Equity income, before tax	375	370	1%
Pre-tax adjusted operating income	$10,267	$10,092	2%

Life Insurance Segment - continued
	Three months ended March 31,
	2020	2019	Change
	(Dollars in thousands)
Other data
Life premiums collected, net of reinsurance (1)	$82,635	$78,001	6%
Policy liabilities and accruals, end of period	3,106,864	3,015,751	3%
Life insurance in force, end of period	61,852,616	60,240,261	3%
Average invested assets, at amortized cost (2)	3,213,376	3,107,575	3%
Other investment-related income included in net investment income (3)	59	330	(82)%
Average interest sensitive life account value	896,688	869,476	3%

Interest sensitive life insurance spread:
Weighted average yield on cash and invested assets (2)	4.99%	5.21%
Weighted average crediting rate	3.87%	3.68%
Spread	1.12%	1.53%

Life insurance lapse and surrender rates	4.5%	4.6%
Death benefits, net of reinsurance and reserves released	$25,668	$26,672	(4)%

(1)	Premiums collected is a non-GAAP measure of sales production, see Note 9 to our consolidated financial statements for additional information.

(2)	Average invested assets and weighted average yield including investments held as securities and indebtedness of related parties.

(3)	Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our payment speed assumptions.

Pre-tax adjusted operating income for the Life Insurance segment increased in the first quarter of 2020, compared to the prior year period, primarily due to a decrease in death benefits, net of reinsurance and reserves released, and amortization of deferred acquisition costs. The impact of these items was largely offset by an increase in expenses and a decrease in net investment income from lower yielding securities.

Amortization of deferred acquisition costs changed during the first quarter of 2020, compared to the prior year period, primarily due to changes in actual and expected profits on the underlying business.

Death benefits, net of reinsurance and reserves released, decreased in the first quarter of 2020, compared to the prior year period, primarily due to a decrease in average claim amounts, net of reinsurance and reserves released, partially offset by an increase in the number of claims.

Other underwriting expenses increased in the first quarter of 2020, compared to 2019, due to system enhancements and other general expense increases associated with growth of our business.

The weighted average yield on cash and invested assets for interest sensitive life insurance products decreased in the first quarter of 2020, compared to the prior year period, due to lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments and a decrease in other investment-related income. See the “Financial Condition” section for additional information regarding the yields obtained on investment acquisitions. Weighted average crediting rates on our interest sensitive life insurance products increased in the first quarter of 2020, compared to the first quarter of 2019, primarily due to increased amortization on our call options supporting our indexed universal life product.

Corporate and Other Segment
	Three months ended March 31,
	2020	2019	Change
	(Dollars in thousands)
Adjusted operating revenues:
Interest sensitive product charges	$10,956	$10,405	5%
Net investment income	8,057	8,640	(7)%
Other income	5,027	4,083	23%
Total adjusted operating revenues	24,040	23,128	4%

Adjusted operating benefits and expenses:
Interest sensitive product benefits	7,626	10,365	(26)%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	699	704	(1)%
Amortization of deferred acquisition costs	5,055	(967)	(623)%
Other underwriting expenses	1,777	1,153	54%
Total underwriting, acquisition and insurance expenses	7,531	890	746%
Interest expense	1,213	1,212	—%
Other expenses	7,421	6,250	19%
Total adjusted operating benefits and expenses	23,791	18,717	27%
	249	4,411	(94)%
Net (income) loss attributable to noncontrolling interest	56	(1)	(5,700)%
Equity income, before tax	(86)	(91)	(5)%
Pre-tax adjusted operating income	$219	$4,319	(95)%

Other data
Average invested assets, at amortized cost (1)	$701,876	$703,846	—%
Other investment-related income included in net investment income (2)	4	121	(97)%
Average interest sensitive life account value	358,936	361,872	(1)%
Death benefits, net of reinsurance and reserves released	4,343	7,069	(39)%
Estimated impact on pre-tax adjusted operating income from separate account performance on amortization of deferred acquisition costs, deferred sales inducements and unearned revenue reserve	(3,400)	2,200	(255)%

(1)	Average invested assets including investments held as securities and indebtedness of related parties.

(2)	Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our payment speed assumptions.

Pre-tax adjusted operating income decreased for the Corporate and Other segment in the first quarter of 2020, compared to the prior year period, primarily due to increases in expenses and amortization of deferred acquisition costs resulting from the impact of market performance on our variable business, partially offset by a decrease in death benefits. See the “Impact of COVID-19 and Recent Business Environment” section above for additional information on market performance.

Death benefits, net of reinsurance and reserves released, decreased in the first quarter of 2020, compared to the prior year period, due to decreases in the number of claims and the average claim amounts, net of reinsurance and reserves released.

Amortization of deferred acquisition costs changed during the first quarter of 2020, compared to the prior year period, primarily due to the impact of market performance on our variable business.

Other income and other expenses include fees and expenses from sales of brokered products and operating results of our non-insurance subsidiaries, which include wealth management services, advisory, management and leasing activities. Other income and other expenses increased in the first quarter of 2020, compared to the prior year period, primarily due to expanding our wealth management business. The expansion of our wealth management business has increased administrative costs along with the costs of implementing a new delivery platform to allow for additional product offerings and an enhanced customer experience. Revenues associated with our wealth management expansion increased modestly as we continue to develop this business, increasing $0.7 million during the quarter compared to the first quarter of 2019.  Expenses, including commissions, associated with our wealth management expansion have increased $1.3 million during the quarter compared to the first quarter of 2019.

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

Equity income, net of related taxes, was $0.2 million in the first quarter of 2020 and 2019. See Note 2 to our consolidated financial statements for further information.

Income Taxes on Adjusted Operating Income

The effective tax rate on adjusted operating income was 12.7% for the first quarter of 2020, compared with 13.9% for the first quarter of 2019. The effective tax rates differ from the federal statutory rate of 21% primarily due to the impact of LIHTC investments and tax-exempt investment income. See Note 1 to the consolidated financial statements for further information regarding our estimate of tax expenses for the first quarter of 2020.

Components of income tax
	Three months ended March 31,
	2020	2019
	(Dollars in thousands)
Income tax benefit (expense)	$3,081	$(6,276)
Tax on equity income	(61)	(59)
Income tax offset on net income adjustments	(5,889)	2,164
Income taxes on adjusted operating income	$(2,869)	$(4,171)

Income taxes on adjusted operating income before benefits of LIHTC investments	$(3,752)	$(5,076)
Amounts related to LIHTC investments	883	905
Income taxes on adjusted operating income	$(2,869)	$(4,171)

Impact of Adjustments to Net Income Attributable to FBL

	Three months ended March 31,
	2020	2019
	(Dollars in thousands)
Realized gains (losses) on investments and change in fair value of equity securities and derivatives	$(28,069)	$10,846
Offsets: (1)
Change in amortization	(176)	(256)
Reserve change on interest sensitive products	205	(285)
Income tax	5,889	(2,164)
Net impact of adjustments to net income	$(22,151)	$8,141
Net impact per common share - basic and assuming dilution	$(0.89)	$0.33

(1)
The items excluded from adjusted operating income impact the amortization of deferred acquisition costs and unearned revenue reserve. Certain interest sensitive reserves as well as income taxes are also impacted.

Realized Gains (Losses) on Investments
	Three months ended March 31,
	2020	2019
	(Dollars in thousands)
Realized gains (losses) on investments:
Realized gains	$12	$5,772
Realized losses	(182)	(34)
Change in unrealized gains/losses on equity securities	(13,231)	4,419
Total other-than-temporary impairment losses	—	(869)
Total allowance for credit losses	(12,261)	—
Net realized investment gains (losses)	$(25,662)	$9,288

The level of realized gains (losses) is subject to fluctuation from period to period due to movements in credit spreads and prevailing interest rates, changes in the economic environment, the timing of the sales of the investments generating the realized gains and losses, as well as the timing of allowances, impairments, recovery of allowances and unrealized gains and losses on equity securities. See “Financial Condition - Investments” and Note 2 to our consolidated financial statements for details regarding our unrealized gains and losses on available-for-sale securities at March 31, 2020 and December 31, 2019.

Investment Credit Impairment Losses Recognized in Net Income
	Three months ended March 31,
	2020	2019
	(Dollars in thousands)
Corporate securities:
Financial	$5,430	$—
Energy	6,716	—
Other asset-backed	—	869
Mortgage loans	115	—
Total allowance for credit losses (2020); other-than-temporary impairment losses (2019) reported in net income	$12,261	$869

Allowance for credit losses for the three months ended March 31, 2020 include an energy sector bond and two financial sector bonds impaired to fair value caused by ongoing weakness in operating performance. Other-than-temporary credit impairment losses for the three months ended March 31, 2019 include an asset-backed bond due to a decline in expected cash flows.

Financial Condition

Investments

Our investment portfolio decreased 1.3% to $8,969.2 million at March 31, 2020 compared to $9,091.6 million at December 31, 2019. The portfolio decrease is primarily due to $173.3 million decrease in the net unrealized appreciation of fixed maturities. The decrease in unrealized appreciation is the result of an increase in market interest rates driven by an increase in credit spreads. Additional details regarding securities in an unrealized gain or loss position at March 31, 2020 are included in the discussion that follows and in Note 2 to our consolidated financial statements. Details regarding investment impairments are discussed above in the “Realized Gains (Losses) on Investments” section under “Results of Operations.”

We manage the investment portfolio to optimize risk-adjusted yield within the context of prudent asset-liability management. We evaluate multiple cash flow testing scenarios as part of this process. The Company’s investment policy calls for investing primarily in high quality fixed maturities and commercial mortgage loans.

Fixed Maturity Acquisitions Selected Information
	Three months ended March 31,
	2020	2019
	(Dollars in thousands)
Cost of acquisitions:
Corporate	$123,877	$75,567
Mortgage- and asset-backed	95,381	57,951
Tax-exempt municipals	—	8,060
Total	$219,258	$141,578
Effective annual yield	3.50%	4.33%
Credit quality
NAIC 1 designation	66.1%	74.3%
NAIC 2 designation	24.8%	25.7%
Non-investment grade	9.1%	—%
Weighted-average life in years	7.0	15.0
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

A portion of the securities acquired during the three months ended March 31, 2020 and March 31, 2019 were acquired with the proceeds from advances on our funding agreements with the FHLB. The securities acquired to support these funding agreements often carry a lower average yield than securities acquired to support our other insurance products, due to the shorter maturity and relatively low interest rate paid on those advances. In addition, certain municipal securities acquired are exempt from federal income taxes, and accordingly have a higher actual return than reflected in the yields stated above. The average yield of the securities acquired, excluding the securities supporting the funding agreements and using a tax-adjusted yield for the municipal securities, was 4.73% during the three months ended March 31, 2020 and was 4.42% during the three months ended March 31, 2019.

Investment Portfolio Summary
	March 31, 2020		December 31, 2019
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities - available for sale:
Public	$5,688,408	63.4%	$5,763,570	63.4%
144A private placement	1,680,060	18.7	1,699,924	18.7
Private placement	248,697	2.8	239,134	2.6
Total fixed maturities - available for sale	7,617,165	84.9	7,702,628	84.7
Equity securities	88,610	1.0	100,228	1.1
Mortgage loans	988,854	11.0	1,011,678	11.2
Real estate	955	—	955	—
Policy loans	202,227	2.3	201,589	2.2
Short-term investments	29,580	0.3	11,865	0.1%
Other investments	41,777	0.5	62,680	0.7%
Total investments	$8,969,168	100.0%	$9,091,623	100.0%

As of March 31, 2020, 97.4% (based on carrying value) of the available-for-sale fixed maturities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of March 31, 2020, no single non-investment grade holding exceeded 0.2% of total investments.

Credit Quality by NAIC Designation and Equivalent Rating
		March 31, 2020		December 31, 2019
NAIC Designation	Equivalent Rating (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$5,279,557	69.3%	$5,255,079	68.2%
2	BBB	2,139,645	28.1	2,268,920	29.5
	Total investment grade	7,419,202	97.4	7,523,999	97.7
3	BB	146,123	1.9	123,120	1.6
4	B	41,965	0.6	38,272	0.5
5	CCC	9,869	0.1	17,231	0.2
6	In or near default	6	—	6	—
	Total below investment grade	197,963	2.6	178,629	2.3
	Total fixed maturities - available for sale	$7,617,165	100.0%	$7,702,628	100.0%

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

Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification
	March 31, 2020
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$315,125	$213,895	$17,975	$101,230	$(9,972)
Capital goods	296,462	244,789	20,944	51,673	(2,352)
Communications	145,589	132,610	16,508	12,979	(1,837)
Consumer cyclical	166,559	121,146	11,343	45,413	(6,045)
Consumer non-cyclical	615,093	514,586	61,483	100,507	(11,426)
Energy	344,945	136,945	13,502	208,000	(55,449)
Finance	670,913	488,527	40,519	182,386	(7,909)
Transportation	131,266	98,904	8,823	32,362	(3,260)
Utilities	161,218	128,891	13,877	32,327	(1,993)
Technology	785,525	715,296	104,734	70,229	(2,948)
Other	24,628	24,628	2,413	—	—
Total corporate securities	3,657,323	2,820,217	312,121	837,106	(103,191)
Mortgage- and asset-backed securities	2,494,349	1,602,877	216,154	891,472	(66,480)
United States Government and agencies	14,204	14,204	3,375	—	—
States and political subdivisions	1,451,289	1,440,298	152,500	10,991	(433)
Total	$7,617,165	$5,877,596	$684,150	$1,739,569	$(170,104)

	December 31, 2019
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$337,004	$330,254	$33,472	$6,750	$(259)
Capital goods	302,566	292,480	28,427	10,086	(278)
Communications	143,907	139,092	17,900	4,815	(453)
Consumer cyclical	154,744	145,584	12,971	9,160	(357)
Consumer non-cyclical	611,618	554,145	68,658	57,473	(4,057)
Energy	420,805	384,898	42,177	35,907	(6,637)
Finance	692,341	667,173	62,295	25,168	(2,287)
Transportation	129,421	116,659	11,186	12,762	(415)
Utilities	158,073	155,105	15,617	2,968	(23)
Technology	804,317	770,167	123,232	34,150	(765)
Other	24,154	24,154	2,114	—	—
Total corporate securities	3,778,950	3,579,711	418,049	199,239	(15,531)
Mortgage- and asset-backed securities	2,432,382	2,092,650	144,832	339,732	(5,956)
United States Government and agencies	14,123	11,629	1,711	2,494	(5)
States and political subdivisions	1,477,173	1,451,870	145,125	25,303	(866)
Total	$7,702,628	$7,135,860	$709,717	$566,768	$(22,358)

Credit Quality of Available-for-Sale Fixed Maturities with Unrealized Losses
		March 31, 2020
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$904,365	52.0%	$(62,180)	36.6%
2	BBB	678,811	39.0	(66,156)	38.9
	Total investment grade	1,583,176	91.0	(128,336)	75.5
3	BB	123,293	7.1	(36,241)	21.3
4	B	29,937	1.7	(5,526)	3.2
5	CCC	3,157	0.2	(1)	—
6	In or near default	6	—	—	—
	Total below investment grade	156,393	9.0	(41,768)	24.5
	Total	$1,739,569	100.0%	$(170,104)	100.0%

		December 31, 2019
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$394,099	69.5%	$(6,932)	31.0%
2	BBB	103,400	18.2	(3,093)	13.8
	Total investment grade	497,499	87.7	(10,025)	44.8
3	BB	37,184	6.6	(5,096)	22.9
4	B	22,928	4.1	(1,616)	7.2
5	CCC	9,150	1.6	(5,621)	25.1
6	In or near default	7	—	—	—
	Total below investment grade	69,269	12.3	(12,333)	55.2
	Total	$566,768	100.0%	$(22,358)	100.0%

Available-For-Sale Fixed Maturities with Unrealized Losses by Length of Time
	March 31, 2020
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$76,110	$1,626,219	$(27,556)	$(103,257)
Greater than three months to six months	—	7,982	—	(265)
Greater than six months to nine months	—	25,685	—	(2,097)
Greater than nine months to twelve months	3,944	8,000	(2,451)	(670)
Greater than twelve months	43,961	117,772	(17,789)	(16,019)
Total	$124,015	$1,785,658	$(47,796)	$(122,308)

Available-For-Sale Fixed Maturities with Unrealized Losses by Length of Time
	December 31, 2019
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$255,507	$—	$(3,518)
Greater than three months to six months	—	98,253	—	(2,093)
Greater than six months to nine months	—	13,944	—	(464)
Greater than nine months to twelve months	—	—	—	—
Greater than twelve months	25,805	195,617	(8,444)	(7,839)
Total	$25,805	$563,321	$(8,444)	$(13,914)

Available-For-Sale Fixed Maturities with Unrealized Losses by Maturity Date
	March 31, 2020		December 31, 2019
	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Due in one year or less	$21,200	$(653)	$1,498	$(2)
Due after one year through five years	150,892	(14,130)	17,902	(3,340)
Due after five years through ten years	199,031	(25,347)	32,003	(478)
Due after ten years	476,974	(63,494)	175,633	(12,582)
	848,097	(103,624)	227,036	(16,402)
Mortgage- and asset-backed	891,472	(66,480)	339,732	(5,956)
Total	$1,739,569	$(170,104)	$566,768	$(22,358)

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

At each balance sheet date, we review and update our expectation of future prepayment speeds and the book value of the mortgage and other asset-backed securities purchased at a premium or discount is reset, if needed. See Note 1 to our consolidated financial statements included in Item 8 of our Form 10-K for the year ended December 31, 2019 for more detail on accounting for the amortization of premium and accrual of discount on mortgage-backed and asset-backed securities.

Our direct exposure to the Alt-A home equity and subprime first-lien sectors is limited to investments in structured securities collateralized by senior tranches of residential mortgage loans. We also have a partnership interest in one fund at March 31, 2020 and December 31, 2019, that owns securities backed by Alt-A home equity, subprime first-lien and adjustable rate mortgage collateral. The fund is reported as securities and indebtedness of related parties in our consolidated balance sheets with a fair value of $1.3 million at March 31, 2020 and $1.4 million at December 31, 2019. We do not own any direct investments in subprime lenders.

Mortgage- and Asset-Backed Securities by Collateral Type
	March 31, 2020			December 31, 2019
	Amortized Cost	Carrying Value	Percent of Fixed Maturities	Amortized Cost	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Government agency	$217,813	$249,048	3.3%	$220,209	$236,734	3.1%
Prime	341,574	337,448	4.4	338,795	357,769	4.6
Alt-A	65,376	69,667	0.9	68,483	80,732	1.0
Subprime	127,284	123,187	1.6	133,410	144,485	1.9
Commercial mortgage	977,147	1,141,642	15.0	969,453	1,045,473	13.6
Collateralized loan obligation	192,547	173,412	2.3	186,671	185,427	2.4
Non-mortgage	422,934	399,945	5.3	376,485	381,762	5.0
Total	$2,344,675	$2,494,349	32.8%	$2,293,506	$2,432,382	31.6%

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

Residential Mortgage-Backed Securities by NAIC Designation and Origination Year
	March 31, 2020
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$57,884	$57,509	$59,951	$66,667	$498,226	$521,120	$616,061	$645,296
2	—	—	705	533	—	—	705	533
3	214	199	190	195	—	—	404	394
4	—	—	4,240	4,381	—	—	4,240	4,381
5	—	—	3,158	3,157	—	—	3,158	3,157
6	6	6	—	—	—	—	6	6
Total	$58,104	$57,714	$68,244	$74,933	$498,226	$521,120	$624,574	$653,767

	December 31, 2019
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$60,698	$62,145	$61,993	$80,465	$495,061	$519,147	$617,752	$661,757
3	279	275	1,113	1,080	—	—	1,392	1,355
4	—	—	4,297	5,372	—	—	4,297	5,372
5	—	—	3,216	3,898	—	—	3,216	3,898
6	6	6	—	—	—	—	6	6
Total	$60,983	$62,426	$70,619	$90,815	$495,061	$519,147	$626,663	$672,388

The commercial mortgage-backed securities (CMBS) are primarily sequential securities. CMBS typically have cash flows that are less subject to refinance risk than residential mortgage-backed securities principally due to prepayment restrictions on many of the underlying commercial mortgage loans.

Commercial Mortgage-Backed Securities by NAIC Designation and Origination Year
	March 31, 2020
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$7,783	$9,561	$93,150	$119,298	$834,815	$961,939	$935,748	$1,090,798
2	—	—	41,399	50,844	—	—	41,399	50,844
Total (1)	$7,783	$9,561	$134,549	$170,142	$834,815	$961,939	$977,147	$1,141,642

	December 31, 2019
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$7,908	$8,851	$93,249	$110,805	$826,744	$880,702	$927,901	$1,000,358
2	—	—	41,552	45,115	—	—	41,552	45,115
Total (1)	$7,908	$8,851	$134,801	$155,920	$826,744	$880,702	$969,453	$1,045,473

(1)
The CMBS portfolio included government agency-backed securities with a carrying value of $920.9 million at March 31, 2020 and $845.5 million at December 31, 2019. Also included in the CMBS portfolio are military housing bonds totaling $181.6 million at March 31, 2020 and $163.9 million at December 31, 2019. These bonds are used to fund the construction of multi-family homes on United States military bases. The bonds are backed by a first mortgage lien on residential military housing projects.

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

Our CLO portfolio included in other asset-backed securities is high quality, with all of the securities rated NAIC-1. Internal stress testing has indicated that the weighted average constant default rate (CDR) of our portfolio without suffering loss is 17%. The CDR is the constant default rate (annually) that a CLO must suffer before our tranche takes its first dollar loss.

Other Asset-Backed Securities by NAIC Designation and Origination Year
	March 31, 2020
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$5,958	$5,152	$127,728	$127,082	$496,641	$462,372	$630,327	$594,606
2	—	—	—	—	104,226	95,925	104,226	95,925
3	161	151	—	—	5,165	5,170	5,326	5,321
4	1,348	1,361	—	—	—	—	1,348	1,361
5	—	—	—	—	1,727	1,727	1,727	1,727
Total	$7,467	$6,664	$127,728	$127,082	$607,759	$565,194	$742,954	$698,940

Other Asset-Backed Securities by NAIC Designation and Origination Year
	December 31, 2019
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$6,188	$5,981	$134,272	$147,913	$435,077	$435,779	$575,537	$589,673
2	1,396	1,488	1,547	1,608	113,762	116,354	116,705	119,450
3	163	160	—	—	3,230	3,483	3,393	3,643
5	—	—	—	—	1,755	1,755	1,755	1,755
Total	$7,747	$7,629	$135,819	$149,521	$553,824	$557,371	$697,390	$714,521

State and Political Subdivision Securities

State and political subdivision securities totaled $1,451.3 million, or 19.1% of total fixed maturities, at March 31, 2020, and $1,477.2 million, or 19.2% of total fixed maturities at December 31, 2019 and include investments in general obligation, revenue and municipal housing bonds. Our investment strategy is to utilize municipal bonds in addition to corporate bonds, as we believe they provide additional diversification and have historically low default rates compared with similarly rated corporate bonds. We evaluate the credit strength of the underlying issues on both a quantitative and qualitative basis, excluding insurance, prior to acquisition. The majority of the municipal bonds we hold are investment grade credits without consideration of insurance. Our municipal bonds are well diversified by type and geography with the top exposure being water and sewer revenue bonds. Our municipal bond holdings were trading at 111.7% of amortized cost at March 31, 2020. We do not hold any Puerto Rico-related bonds. Exposure to the state of Illinois and municipalities within the state accounted for 1.1% of our total fixed maturities at March 31, 2020. As of March 31, 2020, our Illinois-related portfolio holdings were rated investment grade and were trading at 116.3% of amortized cost.

Mortgage Loans

Mortgage loans totaled $988.9 million at March 31, 2020 and $1,011.7 million at December 31, 2019. Our mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. The total number of commercial mortgage loans outstanding was 208 at March 31, 2020 and 209 at December 31, 2019. In the first three months of 2020, new loans ranged from $4.4 million to $6.4 million in size, with an average loan size of $5.3 million, an average loan term of 12 years and an average net yield of 3.66%. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. The majority of our mortgage loans amortize principal, with 2.2% that are interest-only loans as of March 31, 2020. At March 31, 2020, the average loan-to-value of the current outstanding principal balance using the most recent appraised value was 51.4% and the weighted average debt service coverage ratio was 1.7 based on the results of our 2018 annual study. See Note 2 to our consolidated financial statements for further discussion regarding our mortgage loans.

Other Assets and Liabilities

	March 31, 2020	December 31, 2019	Percentage change
Selected other assets:
Cash and cash equivalents	17,524	17,277	1.4%
Reinsurance recoverable	105,438	107,498	(1.9)%
Deferred acquisition costs	337,972	289,456	16.8%
Other assets	168,045	167,940	0.1%
Assets held in separate accounts	525,582	645,881	(18.6)%
Selected other liabilities:
Future policy benefits	7,502,843	7,393,549	1.5%
Other policyholder funds	595,252	597,256	(0.3)%
Deferred income taxes	119,093	152,373	(21.8)%
Other liabilities	107,841	107,013	0.8%
Liabilities held in separate accounts	525,582	645,881	(18.6)%

Cash and cash equivalents increased primarily due to normal fluctuations in timing of payments made and received. Deferred acquisition costs increased compared to the prior year primarily due to a $47.7 million decrease in the impact of the change in net unrealized appreciation on fixed maturity securities during the period. Assets and liabilities held in separate accounts decreased due to market performance on the underlying investment portfolios.

Future policy benefits increased primarily due to increases in our funding agreements with the FHLB. Deferred income taxes decreased primarily due to the tax impact of the change in unrealized appreciation/depreciation on investments.

Stockholders’ Equity

As discussed in Note 7 to our consolidated financial statements, stockholders’ equity was impacted by capital deployment actions during the first quarter of 2020, which included a special cash dividend of $1.50 per share on Class A and Class B common stock and an increase in our regular quarterly dividend by 4.2% to $0.50 per share.

	March 31, 2020	December 31, 2019	Percentage change
	(dollars in thousands, except per share data)
Total FBL Financial Group, Inc. stockholders’ equity	$1,334,280	$1,485,757	(10.2)%
Common stockholders’ equity	1,331,280	1,482,757	(10.2)%

Book value per share	$54.02	$60.12	(10.1)%
Less: Per share impact of accumulated other comprehensive income	10.48	14.39	(27.2)%
Book value per share, excluding accumulated other comprehensive income (1)	$43.54	$45.73	(4.8)%

(1)
Book value per share excluding accumulated other comprehensive income is a non-GAAP financial measure. Since accumulated other comprehensive income fluctuates from quarter to quarter due to unrealized changes in the fair value of investments caused principally by changes in market interest rates, we believe this non-GAAP financial measure provides useful supplemental information.

Our stockholders’ equity decreased during the three months ended March 31, 2020 primarily due to the change in unrealized appreciation of fixed maturity securities during the period and dividends paid.

Liquidity and Capital Resources

Cash Flows

During the first quarter of 2020, our operating activities generated cash flows totaling $27.7 million, consisting of net loss of $2.6 million adjusted for non-cash operating revenues and expenses netting to $30.3 million. We used cash of $88.8 million in our investing activities during the 2020 period. The primary uses were $247.7 million of investment acquisitions, mostly in fixed maturity securities, partially offset by $178.4 million in sales, maturities and repayments of investments. Our financing activities provided cash of $61.3 million during the 2020 period. The primary financing source was $271.5 million in receipts from interest sensitive products credited to policyholder account balances, which was offset by $170.0 million for return of policyholder account balances on interest sensitive products and $49.4 million for dividends paid to stockholders. The change in policyholder account balances includes a net increase of $109.2 million in funding agreements with the FHLB during the first quarter of 2020.

Sources and Uses of Capital Resources

Parent company cash inflows from operations consist primarily of fees that it charges various subsidiaries and affiliates for management of their operations, expense reimbursements and tax settlements from subsidiaries and affiliates, investment income and dividends from subsidiaries, if declared and paid. Revenue sources for the parent company during the three months ended March 31, 2020 included management fees from subsidiaries and affiliates totaling $2.1 million and dividends of $50.0 million. Cash outflows are principally for salaries, taxes and other expenses related to providing management services, dividends on outstanding stock, stock repurchases and interest on our parent company debt.

We paid regular cash dividends on our common and preferred stock during the three-month period ended March 31 totaling $12.4 million in 2020 and $11.9 million in 2019. In addition, we paid a special $1.50 per common share cash dividend totaling $37.0 million in March 2020 and March 2019. It is anticipated that quarterly cash dividend requirements for 2020 will be $0.0075 per Series B redeemable preferred share and $0.50 per common share. Common stock dividend rates are analyzed quarterly and are dependent upon our capital and liquidity positions. In addition, alternative uses of excess capital may impact future dividend levels. Assuming these quarterly dividend rates, the common and preferred dividends would total approximately $37.1 million for the remainder of 2020. The parent company expects to have sufficient resources and cash flows to meet its interest and dividend payments throughout 2020. The parent company had available cash and investments totaling $32.5 million at March 31, 2020. The parent company expects to rely on available cash resources, dividends from Farm Bureau Life and management fee income to make dividend payments to its stockholders, interest payments on its debt and to fund any capital initiatives such as stock repurchases. In addition, our parent company and Farm Bureau Life have entered into a reciprocal line of credit arrangement, which provides additional liquidity for either entity up to $20.0 million. We had no material commitments for capital expenditures as of March 31, 2020.

As discussed in Note 7 to our consolidated financial statements, we have periodically taken advantage of opportunities to repurchase our outstanding Class A common stock through Class A common stock repurchase programs approved by our Board of Directors. At March 31, 2020, $35.5 million remains available for repurchase under the current Class A common stock repurchase program. Under this program, we repurchased 24,525 shares for $0.8 million during the three months ended March 31, 2020. Completion of this program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

Interest payments on our debt totaled $1.2 million for the three months ended March 31, 2020 and March 31, 2019. Interest payments on our debt outstanding at March 31, 2020 are estimated to be $3.6 million for the remainder of 2020.

Farm Bureau Life’s cash inflows primarily consist of premiums; deposits to policyholder account balances; income from investments; sales, maturities and calls of investments; and repayments of investment principal. Farm Bureau Life’s cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, current operating expenses and dividends. Life insurance companies generally produce a positive cash flow that may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. Continuing operations and financing activities from Farm Bureau Life relating to interest sensitive products provided funds totaling $135.8 million for the three months ended March 31, 2020 and $45.3 million for the prior year period.

Farm Bureau Life’s ability to pay dividends to the parent company is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. At December 31, 2019, Farm Bureau Life’s statutory unassigned surplus was $508.9 million. There are certain additional limits on the amount of dividends that may be paid within a year without approval of the Insurance Division, Department of Commerce of the State of Iowa as discussed in Note 7 to our consolidated financial statements included in Item 8 of our Form 10-K for the year ended December 31, 2019. During the remainder of 2020, the maximum amount legally available for distribution to the parent company without further regulatory approval is $48.5 million.

We manage the amount of capital held by our insurance subsidiaries to ensure they meet regulatory requirements. State laws specify regulatory actions if an insurer’s risk-based capital (RBC) ratio, a measure of solvency, falls below certain levels. The NAIC has a standard formula for annually assessing RBC based on the various risk factors related to an insurance company’s capital and surplus, including insurance, business, asset and interest rate risks. The insurance regulators monitor the level of RBC against a statutory “authorized control level” RBC at which point regulators have the option to assume control of the insurance company. The company action level RBC is 200% of the authorized control level and is the first point at which any action would be triggered. Our adjusted capital and RBC is reported to our insurance regulators annually based on formulas that may be revised throughout the year. We estimate our adjusted capital and RBC quarterly; however, these estimates may differ from actual results. As of March 31, 2020, Farm Bureau Life’s statutory total adjusted capital is estimated at $674.9 million, resulting in an RBC ratio of 525%, based on company action level capital of $128.6 million.

On a consolidated basis, we anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally-generated funds. However, there can be no assurance that future experience regarding benefits and surrenders will be similar to historic experience since benefits and surrender levels are influenced by such factors as the interest rate environment, our financial strength ratings, the economy and of other factors that impact policyholder behavior. There has been a significant impact to the U.S. economy during the first quarter 2020 due to the COVID-19 pandemic. Although there has been an impact to the values of certain assets and liabilities due to market volatility associated with COVID-19, we expect to continue generating sufficient funds from operations to maintain sufficient liquidity. Our investment portfolio at March 31, 2020, included $29.6 million of short-term investments, $17.5 million of cash and cash equivalents and $587.9 million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value. In addition, Farm Bureau Life is a member of the FHLB, which provides a source for additional liquidity, if needed. This membership allows us to utilize fixed or floating rate advances offered by the FHLB and secured by qualifying collateral. Our total capacity to utilize such advances is impacted by multiple factors including the market value of eligible collateral, our level of statutory admitted assets and excess reserves and our willingness or capacity to hold activity-based FHLB common stock.

Contractual Obligations

In the normal course of business, we enter into insurance contracts, financing transactions, lease agreements or other commitments that are necessary or beneficial to our operations. These commitments may obligate us to certain cash flows during future periods. There have been no material changes to our total contractual obligations since December 31, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks of Financial Instruments

There have been no material changes in the market risks from the information provided in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Form 10-K for the fiscal year ended December 31, 2019.

The COVID-19 pandemic presents additional uncertainty to financial markets. See Item II, Management’s Discussion and Analysis, “Impact of COVID-19 and Recent Business Environment” and Part II, Item 1A, “Risk Factors.”

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

Our internal control over financial reporting changes from time-to-time as we modify and enhance our systems and processes to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. In addition, minor modifications regarding how control procedures are executed and documented have been made with the operational changes required in response to COVID-19. While changes have taken place in our internal controls during the quarter ended March 31, 2020, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

The performance of our company is subject to a variety of risks that you should review. Occurrence of these risks could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. Please refer to Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. We are supplementing the risk factors previously disclosed in such report as follows:

Our business, including our results of operations and financial condition, has been and is expected to continue to be adversely affected by the COVID-19 pandemic and may be adversely affected by any future pandemics.

The COVID-19 pandemic that swept across the United States during the first quarter of 2020 negatively impacted the U.S. economy and caused significant societal disruption, as businesses were forced to close and individuals were asked to practice social distancing. The COVID-19 pandemic has adversely affected our business and we expect it will continue to do so for an uncertain period of time. The future impact of COVID-19 or any other pandemic on our business cannot be predicted with certainty, but may include, without limitation, decreases in demand for or sales of our products, increases in death benefits and other expenses, decreases in the value of our investment portfolio and/or decreases in our stockholders’ equity.

The COVID-19 pandemic has also had the effect of heightening many of the other risks disclosed in the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Repurchases of Equity Securities

The following table sets forth issuer purchases of equity securities for the quarter ended March 31, 2020.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 through January 31, 2020	—	$—	—	$36,321,488
February 1, 2020 through February 29, 2020	—	—	—	$36,321,488
March 1, 2020 through March 31, 2020	24,525	32.97	24,525	$35,512,900
Total	24,525	$32.97

We have $35.5 million available under the repurchase program announced on March 1, 2018, which will expire March 31, 2022. The program authorizes us to make repurchases of Class A common stock in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. Completion of the program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares, if any, that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

ITEM 6. EXHIBITS

(a) Exhibits:

10.1*+	Form of 2020 Restricted Stock Unit Agreement between the Company and participants
10.2*+	Form of 2020 Restricted Surplus Unit Agreement between the Company and participants
10.3*+	Transition Agreement dated March 2, 2020 between the Company and Charles Happel
31.1+	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101+
Interactive Data Files formatted in iXBRL (Inline eXtensible Business Reporting Language) from FBL Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 as follows: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Financial Statements

104	Cover Page Interactive Data File formatted as iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

+	Filed herewith
*	Exhibit relates to a compensatory plan for management or directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2020

FBL FINANCIAL GROUP, INC.

By	/s/ Daniel D. Pitcher
Daniel D. Pitcher
Chief Executive Officer (Principal Executive Officer)

By	/s/ Donald J. Seibel
Donald J. Seibel
Chief Financial Officer and Treasurer (Principal Financial Officer)

By	/s/ Anthony J. Aldridge
Anthony J. Aldridge
Chief Accounting Officer (Principal Accounting Officer)