Form 10-Q
period 2020-06-30
FBL FINANCIAL GROUP INC
filed 2020-08-06
CIK 1012771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Title of each class	Outstanding at August 3, 2020
Class A Common Stock, without par value	24,372,032
Class B Common Stock, without par value	11,413

(This page has been intentionally left blank.)

FBL FINANCIAL GROUP, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

ITEM 1. FINANCIAL STATEMENTS

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	June 30, 2020	December 31, 2019
Assets
Investments:
Fixed maturities - available for sale, at fair value (amortized cost 2020 - $7,202,072, 2019 - $7,015,269; and allowance for credit losses 2020 - $13,219, 2019 - $0)	$8,107,499	$7,702,628
Equity securities at fair value (cost: 2020 - $95,811, 2019 - $95,269)	91,857	100,228
Mortgage loans (net of allowance for credit losses 2020 - $2,703, 2019 - $0)	990,872	1,011,678
Real estate	955	955
Policy loans	200,923	201,589
Short-term investments	16,240	11,865
Other investments	53,163	62,680
Total investments	9,461,509	9,091,623

Cash and cash equivalents	15,777	17,277
Securities and indebtedness of related parties	82,628	74,791
Accrued investment income	72,607	72,332
Amounts receivable from affiliates	3,469	4,357
Reinsurance recoverable	110,991	107,498
Deferred acquisition costs	231,572	289,456
Value of insurance in force acquired	2,464	2,624
Current income taxes recoverable	5,092	6,427
Other assets	163,666	167,940
Assets held in separate accounts	599,203	645,881

Total assets	$10,748,978	$10,480,206

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

	June 30, 2020	December 31, 2019
Liabilities and stockholders’ equity
Liabilities:
Future policy benefits:
Interest sensitive products	$5,747,799	$5,548,212
Traditional life insurance and accident and health products	1,869,932	1,845,337
Other policy claims and benefits	48,308	46,883
Supplementary contracts without life contingencies	288,903	296,915
Advance premiums and other deposits	258,867	253,458
Amounts payable to affiliates	812	1,218
Long-term debt	97,000	97,000
Deferred income taxes	178,676	152,373
Other liabilities	91,717	107,013
Liabilities related to separate accounts	599,203	645,881
Total liabilities	9,181,217	8,994,290

Stockholders’ equity:
FBL Financial Group, Inc. stockholders’ equity:
Preferred stock, without par value, at liquidation value - authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 24,532,588 shares in 2020 and 24,652,802 shares in 2019	152,168	152,661
Class B common stock, without par value - authorized 1,500,000 shares, issued and outstanding 11,413 shares in 2020 and 2019	72	72
Accumulated other comprehensive income	481,626	354,764
Retained earnings	930,937	975,260
Total FBL Financial Group, Inc. stockholders’ equity	1,567,803	1,485,757
Noncontrolling interest	(42)	159
Total stockholders’ equity	1,567,761	1,485,916
Total liabilities and stockholders’ equity	$10,748,978	$10,480,206

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenues:
Interest sensitive product charges	$32,909	$32,534	$64,629	$63,800
Traditional life insurance premiums	50,329	50,987	99,637	100,379
Net investment income	110,435	104,894	185,352	214,534
Net realized capital gains (losses)	2,753	377	(10,648)	10,534
Change in allowance for credit losses on investments	(497)	—	(12,758)	—
Other-than-temporary impairment losses	—	—	—	(869)
Other income	4,784	4,114	9,764	8,084
Total revenues	200,713	192,906	335,976	396,462

Benefits and expenses:
Interest sensitive product benefits	79,103	65,223	123,454	135,819
Traditional life insurance benefits	45,112	41,960	91,320	88,635
Policyholder dividends	1,617	2,564	4,146	5,098
Underwriting, acquisition and insurance expenses	33,492	38,948	72,913	75,137
Interest expense	1,213	1,212	2,426	2,424
Other expenses	7,225	6,635	14,646	12,885
Total benefits and expenses	167,762	156,542	308,905	319,998
	32,951	36,364	27,071	76,464
Income tax	(6,085)	(5,511)	(3,004)	(11,787)
Equity income (loss), net of related income taxes	(743)	1,404	(515)	1,624
Net income	26,123	32,257	23,552	66,301
Net loss attributable to noncontrolling interest	88	41	144	40
Net income attributable to FBL Financial Group, Inc.	$26,211	$32,298	$23,696	$66,341

Earnings per common share	$1.06	$1.30	$0.95	$2.68
Earnings per common share - assuming dilution	$1.06	$1.30	$0.95	$2.68

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income	$26,123	$32,257	$23,552	$66,301
Other comprehensive income (1)
Change in net unrealized investment gains/losses	222,955	113,416	126,366	211,056
Change in underfunded status of postretirement benefit plans	249	211	496	419
Total other comprehensive income, net of tax	223,204	113,627	126,862	211,475
Total comprehensive income, net of tax	249,327	145,884	150,414	277,776
Comprehensive loss attributable to noncontrolling interest	88	41	144	40
Total comprehensive income applicable to FBL Financial Group, Inc.	$249,415	$145,925	$150,558	$277,816

(1)
Other comprehensive income is recorded net of deferred income taxes and other adjustments for assumed changes in deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands)

	FBL Financial Group, Inc. Stockholders’ Equity
	Series B Preferred Stock	Class A and Class B Common Stock	Accumulated Other Comprehensive Income	Retained Earnings	Non- controlling Interest	Total Stockholders’ Equity
Balance at April 1, 2019	$3,000	$152,516	$189,166	$918,718	$121	$1,263,521
Net income - three months ended June 30, 2019	—	—	—	32,298	(41)	32,257
Other comprehensive income	—	—	113,627	—	—	113,627
Stock-based compensation	—	10	—	—	—	10
Dividends on preferred stock	—	—	—	(37)	—	(37)
Dividends on common stock	—	—	—	(11,836)	—	(11,836)
Balance at June 30, 2019	$3,000	$152,526	$302,793	$939,143	$80	$1,397,542

Balance at April 1, 2020	$3,000	$152,826	$258,422	$920,032	$42	$1,334,322
Net income - three months ended June 30, 2020	—	—	—	26,211	(88)	26,123
Other comprehensive income	—	—	223,204	—	—	223,204
Stock-based compensation	—	65	—	—	—	65
Purchase of common stock	—	(651)	—	(2,949)	—	(3,600)
Dividends on preferred stock	—	—	—	(37)	—	(37)
Dividends on common stock	—	—	—	(12,320)	—	(12,320)
Receipt related to noncontrolling interest	—	—	—	—	4	4
Balance at June 30, 2020	$3,000	$152,240	$481,626	$930,937	$(42)	$1,567,761

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
(Dollars in thousands)

	FBL Financial Group, Inc. Stockholders’ Equity
	Series B Preferred Stock	Class A and Class B Common Stock	Accumulated Other Comprehensive Income	Retained Earnings	Non- controlling Interest	Total Stockholders’ Equity
Balance at January 1, 2019	$3,000	$152,724	$91,318	$937,097	$120	$1,184,259
Cumulative effect of change in accounting principle related to leases	—	—	—	595	—	595
Net income - six months ended June 30, 2019	—	—	—	66,341	(40)	66,301
Other comprehensive income	—	—	211,475	—	—	211,475
Stock-based compensation	—	212	—	—	—	212
Purchase of common stock	—	(410)	—	(4,167)	—	(4,577)
Dividends on preferred stock	—	—	—	(75)	—	(75)
Dividends on common stock	—	—	—	(60,648)	—	(60,648)
Balance at June 30, 2019	$3,000	$152,526	$302,793	$939,143	$80	$1,397,542

Balance at January 1, 2020	$3,000	$152,733	$354,764	$975,260	$159	$1,485,916
Cumulative effect of change in accounting principle related to current expected credit loss	—	—	—	(2,685)	—	(2,685)
Net income - six months ended June 30, 2020	—	—	—	23,696	(144)	23,552
Other comprehensive income	—	—	126,862	—	—	126,862
Stock-based compensation	—	310	—	—	—	310
Purchase of common stock	—	(803)	—	(3,606)	—	(4,409)
Dividends on preferred stock	—	—	—	(75)	—	(75)
Dividends on common stock	—	—	—	(61,653)	—	(61,653)
Disbursement related to noncontrolling interest	—	—	—	—	(57)	(57)
Balance at June 30, 2020	$3,000	$152,240	$481,626	$930,937	$(42)	$1,567,761

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Six months ended June 30,
	2020	2019
Operating activities
Net income	$23,552	$66,301
Adjustments to reconcile net income to net cash provided by operating activities:
Interest credited to account balances	83,621	80,152
Charges for mortality, surrenders and administration	(66,307)	(62,978)
Net realized (gains) losses on investments	23,406	(9,665)
Change in fair value of derivatives	1,904	(1,242)
Increase in liabilities for life insurance and other future policy benefits	39,730	34,593
Deferral of acquisition costs	(17,415)	(22,628)
Amortization of deferred acquisition costs and value of insurance in force	15,565	17,176
Change in reinsurance recoverable	(4,157)	742
Provision for deferred income taxes	(6,707)	3,020
Other	730	(19,850)
Net cash provided by operating activities	93,922	85,621

Investing activities
Sales, maturities or repayments:
Fixed maturities - available for sale	224,217	314,460
Equity securities	1,848	5,085
Mortgage loans	46,603	49,386
Derivative instruments	8,528	7,314
Policy loans	18,674	18,057
Securities and indebtedness of related parties	1,754	4,466
Other long-term investments	2,888	2,950
Acquisitions:
Fixed maturities - available for sale	(403,697)	(346,440)
Equity securities	(2,334)	(13,092)
Mortgage loans	(28,500)	(25,902)
Derivative instruments	(487)	(9,766)
Policy loans	(18,008)	(20,937)
Securities and indebtedness of related parties	(11,377)	(11,476)
Other long-term investments	(9,671)	(2,788)
Short-term investments, net change	(4,375)	6,192
Purchases and disposals of property and equipment, net	(5,331)	(7,931)
Net cash used in investing activities	(179,268)	(30,422)

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Six months ended June 30,
	2020	2019
Financing activities
Contract holder account deposits	$449,425	$316,988
Contract holder account withdrawals	(299,586)	(311,187)
Dividends paid	(61,728)	(60,723)
Proceeds from issuance of short-term debt	10,000	4,000
Repayments of short-term debt	(10,000)	(4,000)
Issuance or repurchase of common stock, net	(4,208)	(5,458)
Other financing activities	(57)	—
Net cash provided by (used in) financing activities	83,846	(60,380)
Decrease in cash and cash equivalents	(1,500)	(5,181)
Cash and cash equivalents at beginning of period	17,277	19,035
Cash and cash equivalents at end of period	$15,777	$13,854

Supplemental disclosures of cash flow information
Cash (paid) received during the period for:
Interest	$(2,438)	$(2,426)
Income taxes	(1,955)	(30)

See accompanying notes.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2020

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

Operating results for the three months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, especially when considering the risks and uncertainties associated with the novel coronavirus ("COVID-19") and the impact it may have on our business, results of operations and financial condition. We encourage you to refer to the notes to our consolidated financial statements included in Item 8 of our Form 10-K for the year ended December 31, 2019 for a complete description of our material accounting policies. Also included in the Form 10-K is a description of areas of judgments and estimates and other information necessary to understand our financial position and results of operations. Our estimates and assumptions could change in the future as more information becomes known about the impact of COVID-19. Our results of operations and financial condition may also be impacted by evolving regulatory, legislative and accounting interpretations and guidance.

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
Standards adopted:
Financial instruments - credit impairment
In June 2016, the FASB issued guidance amending the accounting for the credit impairment of certain financial instruments. Under the new guidance, credit losses are estimated using an expected loss model under which an allowance for credit losses is established and reflected as a charge to earnings. The allowance is based on the probability of loss over the life of the instrument, considering historical, current and forecast information. The new guidance differs significantly from the incurred loss model used historically, and results in the earlier recognition of credit losses. Since changes in the allowance are reflected in earnings, the new guidance may increase the volatility of earnings as the assumptions used in estimating the allowance are revised. Our available-for-sale fixed maturities will continue to apply the incurred loss model; however, such losses will also be in the form of an allowance for credit losses rather than an adjustment to the cost basis of the security. The new guidance permits entities to recognize improvements in credit loss estimates on fixed maturity available-for-sale securities by immediately reducing the allowance through earnings.
January 1, 2020
Upon adoption using the modified retrospective approach, a cumulative effect adjustment of $2.7 million after offsets was recorded to retained earnings as of the first reporting period in which the new guidance was effective. The cumulative effect adjustment arose from the establishment of an allowance for credit losses on our mortgage loan investments totaling $3.1 million and reinsurance recoverable totaling $0.9 million, before offsets. See the discussion that follows for further information. Application of this guidance resulted in a increase to net income of $0.7 million ($0.03 per basic and diluted share) during the six months ended June 30, 2020 and $0.8 million ($0.03 per basic and diluted earnings per share) during the second quarter of 2020. Prior periods were not restated.

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

Allowance for Credit Losses
As discussed above, effective January 1, 2020, we were required to apply new accounting guidance for the treatment of potential credit losses within certain financial instruments. Our accounting policies and practices as they pertain to the financial instruments impacted by this new guidance are as follows:
Fixed Maturities
When the fair value of a fixed maturity security is below its amortized cost, an impairment has occurred. To the extent we decide to sell the security or are required to sell the security prior to its recovery of fair value, a charge is taken to realized investment losses as reported within the Consolidated Statement of Operations, and the amortized cost basis of the security is adjusted for the loss. Under the accounting guidance we followed prior to January 1, 2020, to the extent we had no plan or requirement to sell an impaired security, but believed the impairment was other-than-temporary, we similarly recorded a charge to realized investment losses and the amortized cost basis of the security was adjusted for the loss. Beginning in 2020, to the extent an unrealized loss is due to credit, an allowance for credit loss is recognized within the Consolidated Statement of Operations. While fixed maturities are reported net of the allowance for credit losses in our Consolidated Balance Sheet, the allowance is not considered an adjustment to the amortized cost of the security. Accordingly the allowance may increase or decrease over the life of the security based on changes in the assumptions used to determine the allowance, with such changes reported as “Change in allowance for credit losses on investments” within the Consolidated Statement of Operations. Fixed maturity securities are written-off to realized investment losses if we determine that no additional payments of principal or interest will be received. The factors considered in determining whether an allowance for credit losses is required are consistent with those considered in determining whether an other-than-temporary impairment loss had occurred under the accounting guidance we followed prior to January 1, 2020 as discussed in Item 8 of our Form 10-K for the year ended December 31, 2019. We have elected the policy to exclude accrued interest receivable from our allowance calculation since uncollectible accrued interest will continue to be evaluated for collectability and written off as warranted.

Mortgage Loans
The allowance for credit losses on our mortgage loan investments is based on an estimate of credit losses that may occur over the life of the loans, which differs from the accounting guidance we followed prior to January 1, 2020, which was based on incurred losses of individual loans. In determining the allowance, we segregate our mortgage loans with a similar risk profile based on an internal loan rating. Loss factors based on the potential frequency and severity of credit losses at different points in time of the portfolio life are applied to future cash flows to estimate the allowance for credit losses. In determining the loss factors, we consider the potential severity and likelihood of loss based on our historical loan loss experience along with that of other similar organizations as well as economic forecasts. We have elected the policy to exclude accrued interest receivable from our allowance calculation since uncollectible accrued interest will continue to be evaluated for collectability and written off as warranted. Mortgage loans are reported in our Consolidated Balance Sheet net of the allowance for credit losses. Changes in the allowance are reported within the Consolidated Statement of Operations as “Changes in allowance for credit losses on investments.” See Note 2 for further information.
Reinsurance Recoverable
The allowance for credit losses on our reinsurance recoverable is based on an estimate of credit losses that may occur over the life of the underlying ceded insurance business, which differs from the accounting guidance we followed prior to January 1, 2020, which was based on incurred losses. We develop loss factors that are applied to the amounts due from each reinsurer, which considers the potential severity and likelihood of loss based on the relative risk profile of each reinsurer, our internal loss history and those of other organizations, along with economic forecasts. We also consider other sources of information regarding individual reinsurers, as applicable, including amounts past-due according to the terms of the reinsurance contracts. Reinsurance recoverable assets are reported in our Consolidated Balance Sheet net of the allowance for credit losses. Amounts deemed to be uncollectible are written off against the allowance. Changes in the allowance are reported within the Consolidated Statement of Operations as “Underwriting, acquisition and insurance expenses.”

Allowance on Reinsurance Recoverables
	Three months ended June 30, 2020	Six months ended June 30, 2020
	(Dollars in thousands)
Beginning balance of the allowance for credit losses	$875	$868
Change in allowance for credit losses	(18)	(11)
Ending balance of the allowance for credit losses	$857	$857

No reinsurance recoverables were considered past due as of June 30, 2020.

Income Taxes

Income taxes for interim reporting periods are generally recognized based on an estimated annual effective tax rate, which is computed based on earnings forecasts for the year. Due to uncertainty regarding COVID-19’s potential impact on future investment credit losses, we applied a year-to-date effective tax rate for purposes of estimating tax expense for the first quarter of 2020. While there continues to be uncertainty regarding the ongoing impact of COVID-19, the improvements in the economy and financial markets during the second quarter allowed us to forecast 2020 earnings for the purpose of estimating the annual effective U.S Federal income tax rate used in the calculation of income tax expense for 2020.

2. Investment Operations

Fixed Maturity Securities

Available-For-Sale Fixed Maturity Securities by Investment Category
	June 30, 2020
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Allowance for Credit Losses	Fair Value
	(Dollars in thousands)
Fixed maturities:
Corporate	$3,512,003	$542,370	$(20,773)	$(12,902)	$4,020,698
Residential mortgage-backed	629,713	64,039	(1,935)	—	691,817
Commercial mortgage-backed	982,761	158,077	(437)	—	1,140,401
Other asset-backed	760,127	17,294	(15,670)	(317)	761,434
United States Government and agencies	35,578	3,065	—	—	38,643
States and political subdivisions	1,281,890	173,335	(719)	—	1,454,506
Total fixed maturities	$7,202,072	$958,180	$(39,534)	$(13,219)	$8,107,499

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Fair Value
	(Dollars in thousands)
Fixed maturities:
Corporate	$3,376,432	$418,049	$(15,531)	$3,778,950
Residential mortgage-backed	626,663	47,654	(1,929)	672,388
Commercial mortgage-backed	969,453	77,433	(1,413)	1,045,473
Other asset-backed	697,390	19,745	(2,614)	714,521
United States Government and agencies	12,417	1,711	(5)	14,123
States and political subdivisions	1,332,914	145,125	(866)	1,477,173
Total fixed maturities	$7,015,269	$709,717	$(22,358)	$7,702,628

(1)
Includes $2.0 million and $2.5 million as of June 30, 2020 and December 31, 2019, respectively, of net unrealized gains on impaired fixed maturities related to changes in fair value subsequent to the impairment date, which are included in AOCI.

The amount of accrued interest excluded from the amortized cost basis of fixed maturities and included in accrued investment income on the balance sheet totaled $67.9 million at June 30, 2020. Any fixed maturity delinquent on contractual payments over 90 days past due is placed on non-accrual status. If the fixed maturity is placed on non-accrual status the prior accrued interest income is reversed through net investment income. Interest income received on non-performing fixed maturities is generally recognized on a cash basis. Once fixed maturities are classified as non-accrual, the resumption of the interest accrual would commence only after all past due interest has been collected. The amount of interest reversed during the six months ended June 30, 2020 was $0.3 million on corporate fixed maturity securities.

Available-For-Sale Fixed Maturities by Maturity Date
	June 30, 2020
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$109,204	$110,607
Due after one year through five years	596,612	625,295
Due after five years through ten years	775,685	861,545
Due after ten years	3,347,970	3,916,400
	4,829,471	5,513,847
Mortgage-backed and other asset-backed	2,372,601	2,593,652
Total fixed maturities	$7,202,072	$8,107,499

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Fixed maturities not due at a single maturity date have been included in the above table in the year of final contractual maturity.

Net Unrealized Gains on Investments in Accumulated Other Comprehensive Income
	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Net unrealized appreciation on:
Fixed maturities - available for sale	$918,646	$687,359
Adjustments for assumed changes in amortization pattern of:
Deferred acquisition costs	(262,054)	(200,227)
Value of insurance in force acquired	(11,567)	(12,498)
Unearned revenue reserve	24,777	18,025
Adjustments for assumed changes in policyholder liabilities	(47,828)	(30,642)
Provision for deferred income taxes	(130,614)	(97,023)
Net unrealized investment gains	$491,360	$364,994

Net unrealized investment gains exclude the allowance for credit losses.

Fixed Maturity Securities with Unrealized Losses by Length of Time without an Allowance for Credit Losses
	June 30, 2020
	Less than one year		One year or more		Total
Description of Securities	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$202,154	$(10,674)	$52,598	$(10,099)	$254,752	$(20,773)	52.6%
Residential mortgage-backed	55,181	(1,241)	5,165	(694)	60,346	(1,935)	4.9
Commercial mortgage-backed	12,019	(437)	—	—	12,019	(437)	1.1
Other asset-backed	216,276	(10,230)	75,683	(5,440)	291,959	(15,670)	39.6
States and political subdivisions	14,730	(278)	2,538	(441)	17,268	(719)	1.8
Total fixed maturities	$500,360	$(22,860)	$135,984	$(16,674)	$636,344	$(39,534)	100.0%

Fixed Maturity Securities with Unrealized Losses by Length of Time
	December 31, 2019
	Less than one year		One year or more		Total
Description of Securities	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$114,520	$(2,476)	$84,719	$(13,055)	$199,239	$(15,531)	69.5%
Residential mortgage-backed	68,743	(1,435)	6,941	(494)	75,684	(1,929)	8.6
Commercial mortgage-backed	46,537	(1,266)	2,610	(147)	49,147	(1,413)	6.3
Other asset-backed	112,462	(519)	102,439	(2,095)	214,901	(2,614)	11.7
United States Government and agencies	—	—	2,494	(5)	2,494	(5)	—
States and political subdivisions	19,367	(379)	5,936	(487)	25,303	(866)	3.9
Total fixed maturities	$361,629	$(6,075)	$205,139	$(16,283)	$566,768	$(22,358)	100.0%

(1)	Non-credit losses reported in AOCI are included with gross unrealized losses resulting in total gross unrealized losses for fixed maturities, available-for-sale being reported in the table.

Fixed maturities in the above tables include 292 securities from 236 issuers at June 30, 2020 and 189 securities from 145 issuers at December 31, 2019. Unrealized losses increased during the six months ended June 30, 2020 primarily due to wider credit spreads. We do not consider securities declines in fair value below amortized cost to be due to a credit loss when the market decline is attributable to factors such as interest rate movements, market volatility, liquidity or spread widening when recovery of all amounts due under the contractual terms of the security is anticipated. Based on our intent not to sell and our belief that we will not be required to sell these securities before recovery of their amortized cost basis, we do not consider these investments to have a credit loss, and they do not require a loss allowance established at June 30, 2020. The following summarizes the more significant unrealized losses on fixed maturity securities by investment category as of June 30, 2020.

Corporate securities: The largest unrealized losses were in the energy sector ($75.0 million fair value and $10.7 million unrealized loss) and in the consumer non-cyclical sector ($39.6 million fair value and $2.8 million unrealized loss). The majority of losses were attributable to credit spread widening across the energy sector associated with sharp declines in crude oil prices. The price of crude oil has decreased from $61.06 per barrel at December 31, 2019 to $39.27 per barrel at June 30, 2020. Energy-related companies have been negatively impacted by the decline in oil prices due to a decrease in demand brought on by COVID-19. Spreads are wider compared to December 2019 due to a weakened economy and the risk of higher defaults. However, the U.S. Federal Reserve Bank has taken a number of actions to stabilize the markets. This includes the establishment of two additional facilities to provide credit to large employers - the Primary Market Corporate Credit Facility (PMCCF) for new bond and loan issuance and the Secondary Market Corporate Credit Facility (SMCCF) to provide liquidity for outstanding investment-grade corporate bonds (with a target of maturities 5 years and less).

Residential mortgage-backed securities: The unrealized losses on residential mortgage-backed securities were primarily due to price declines on legacy and newer issue bonds. The legacy bonds are still at an unrealized gain overall, but some individual securities moved to an unrealized loss. We purchased many of these investments at a discount to their face amount and the contractual cash flows of these investments are based on mortgages and other assets backing the securities. The newer issue residential mortgage-backed securities are comprised of bonds issued during and after 2013 with strong underwriting and collateral characteristics. Primarily, losses were attributable to credit spread widening which led to lower prices on some securities. The wider spreads were caused by continued market uncertainty brought on by the COVID-19 virus. These securities tend to have higher credit scores with higher credit enhancement and lower loan-to-value ratios which position them favorably against default during economic disruptions such as those caused by COVID-19.

Commercial mortgage-backed securities: The unrealized losses on commercial mortgage-backed securities were primarily due to spread widening. The wider spreads were caused by continued market uncertainty brought on by the COVID-19 virus. The contractual cash flows of these investments are based on mortgages backing the securities.

Other asset-backed securities: The unrealized losses on asset-backed securities (ABS) were primarily due to concerns regarding COVID-19 and the resulting impact on consumer and commercial loans. Spreads tightened and prices recovered during the second quarter of 2020 as the actions taken by the U.S. Federal Reserve Bank helped stabilize the markets. The majority of our ABS have a sequential-pay structure that increases credit support as the pool amortizes. The average life of our ABS is 3.0 years, down from 5.0 years at purchase. Average credit support for the portfolio has increased from 10% at time of purchase to 18% as of June 30, 2020. The portfolio is rated nearly 70% NAIC-1.

The unrealized losses on collateralized loan obligations (CLO) are due to concerns regarding COVID-19 and the resulting impact on leveraged loans. The CLO market is also benefiting from the programs that the U.S. Federal Reserve Bank is providing to the market. Our CLO portfolio is of high quality, with all of the securities rated NAIC-1. Internal stress testing has indicated that the weighted average constant default rate (CDR) of our portfolio without suffering loss is 17 percent. The CDR is the constant default rate (annually) that a CLO must suffer before our tranche takes its first dollar loss.

State, municipal and other governments: The unrealized losses on state, municipal and other government securities were primarily due to general spread widening relative to spreads at which we acquired the bonds.

Our allowance for credit losses at June 30, 2020 includes an energy sector bond, two financial sector bonds, and a consumer non-cyclical bond experiencing ongoing weakness in operating performance. The allowance for these bonds was established as the difference between the fair value of the securities and their amortized cost and was considered to be entirely credit related. Our allowance for credit losses also includes an asset backed security due to the difference between the amortized cost and the present value of the expected cash flows.

Available-For-Sale Fixed Maturities Allowance for Credit Losses
	Three months ended June 30, 2020
	Corporate	Other ABS	Total
	(Dollars in thousands)
Beginning balance	$12,146	$—	$12,146
Additions for credit losses not previously recorded	972	317	1,289
Net decrease to previously recorded allowance	(216)	—	(216)
Ending balance	$12,902	$317	$13,219

	Six months ended June 30, 2020
	Corporate	Other ABS	Total
	(Dollars in thousands)
Beginning balance	$—	$—	$—
Additions for credit losses not previously recorded	13,118	317	13,435
Net decrease to previously recorded allowance	(216)	—	(216)
Ending balance	$12,902	$317	$13,219

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

The amount of accrued interest excluded from the cost basis of the mortgage loans and included in accrued investment income on the balance sheet totaled $3.7 million at June 30, 2020. Any loan delinquent on contractual payments is considered non-performing. Mortgage loans are placed on non-accrual status if the loan is over 90 days past due. If the loan is placed on non-accrual status the prior accrued interest income is reversed through net investment income. Interest income received on non-performing loans is generally recognized on a cash basis. Once mortgage loans are classified as non-accrual loans, the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan has been restructured such that the collection of interest is considered likely. At June 30, 2020 and December 31, 2019, there were no non-performing loans over 30 days past due on contractual payments. At June 30, 2020, we had committed to provide additional funding for mortgage loans totaling $11.2 million. These commitments arose in the normal course of business at terms that are comparable to similar investments.

Mortgage Loans by Collateral Type
	June 30, 2020		December 31, 2019
Collateral Type	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
	(Dollars in thousands)
Office	$403,505	40.6%	$417,746	41.3%
Retail	329,651	33.2	345,870	34.2
Industrial	236,097	23.7	235,274	23.2
Other	12,595	1.3	12,788	1.3
Apartment	11,727	1.2	—	—
Total	$993,575	100.0%	$1,011,678	100.0%

Mortgage Loans by Geographic Location within the United States
	June 30, 2020		December 31, 2019
Region of the United States	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
	(Dollars in thousands)
South Atlantic	$272,670	27.5%	$288,299	28.5%
Pacific	166,870	16.8	164,996	16.3
East North Central	131,170	13.2	117,053	11.6
Mountain	100,784	10.1	96,857	9.6
West North Central	100,040	10.1	108,942	10.8
East South Central	79,757	8.0	81,275	8.0
West South Central	66,199	6.7	76,650	7.6
Middle Atlantic	44,983	4.5	45,687	4.5
New England	31,102	3.1	31,919	3.1
Total	$993,575	100.0%	$1,011,678	100.0%

Mortgage Loans by Loan-to-Value Ratio
	June 30, 2020		December 31, 2019
Loan-to-Value Ratio	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
	(Dollars in thousands)
0% - 50%	$440,674	44.4%	$412,973	40.8%
51% - 60%	323,324	32.5	310,869	30.7
61% - 70%	200,325	20.2	256,280	25.4
71% - 80%	29,252	2.9	31,556	3.1
Total	$993,575	100.0%	$1,011,678	100.0%

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

Mortgage Loans by Internal Rating and Year of Origination
	June 30, 2020
	2020	2019	2018	2017	2016	2015 & prior	Total
Internal Rating	Amortized Cost
	(Dollars in thousands)
A	$28,444	$56,831	$120,109	$193,005	$137,785	$404,575	$940,749
B	—	11,895	1,917	3,534	—	5,393	22,739
C	—	—	4,507	—	3,985	17,338	25,830
W	—	—	—	—	—	4,257	4,257
Total	$28,444	$68,726	$126,533	$196,539	$141,770	$431,563	$993,575

	December 31, 2019
	2019	2018	2017	2016	2015	2014 & prior	Total
Internal Rating	Amortized Cost
	(Dollars in thousands)
A	$69,319	$128,334	$200,283	$144,311	$119,724	$316,079	$978,050
B	—	—	—	—	—	7,512	7,512
C	—	—	—	—	—	21,812	21,812
W	—	—	—	—	—	4,304	4,304
Total	$69,319	$128,334	$200,283	$144,311	$119,724	$349,707	$1,011,678

Our allowance for credit losses on mortgage loans was estimated by incorporating historical internal information, historical industry averages, current conditions as well as conditions for a reasonable and supportable forecast that includes an estimated recessionary period. The loans are segmented by an internal risk rating as well as geographic region with an estimated loss ratio applied against each segment. For the years after our reasonable and supportable forecast period we graded the expected loss ratio over the estimated remaining recessionary period to our actual loss history. During the quarter ended June 30, 2020, positive trends in the historical industry averages more than offset our negative internal rating migrations for the quarter which led to a decrease in our allowance. Amounts on mortgage loans deemed to be uncollectible are charged off and removed from the valuation allowance.

Allowance for Credit Losses on Mortgage Loans
	Three months ended June 30, 2020	Six months ended June 30, 2020
	(Dollars in thousands)
Beginning balance	$3,279	$3,164
Current period provision for expected credit losses	(576)	(461)
Ending balance	$2,703	$2,703

Mortgage Loan Modifications

Our commercial mortgage loan portfolio can include loans that have been modified. We assess loan modifications on a loan-by-loan basis to evaluate whether a troubled debt restructuring has occurred. Generally, the types of concessions include reduction of the contractual interest rate to a below-market rate, extension of the maturity date and/or a reduction of accrued interest. The amount, timing and extent of the concession granted is considered in determining if an impairment loss is needed for the restructuring. The Coronavirus Aid, Relief, and Economic Security (CARES) Act allows lenders to make loan modifications under certain circumstances without triggering troubled debt restructuring status, including extension of the maturity date and payment of interest only. Other than those modifications intended to comply with these provisions of the CARES Act, there were no loan modifications during the six months ended June 30, 2020 or June 30, 2019.

Realized Gains (Losses) - Recorded in Income
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Realized gains (losses) on investments
Fixed maturities:
Gross gains	$182	$143	$194	$3,137
Gross losses	(1,560)	(304)	(1,719)	(304)
Mortgage loans	—	—	—	2,778
Other	—	—	(9)	(4)
	(1,378)	(161)	(1,534)	5,607

Net gains (losses) recognized during the period on equity securities held at the end of the period	4,318	463	(8,913)	4,882
Net gains (losses) recognized during the period on equity securities sold during the period	(187)	75	(201)	45
Net gains (losses) recognized during the period on equity securities	4,131	538	(9,114)	4,927
Net realized gains (losses)	2,753	377	(10,648)	10,534

Credit losses recognized in earnings:
Other-than-temporary impairment losses	—	—	—	(869)
Allowance for credit losses on fixed maturity securities	(1,073)	—	(13,219)	—
Allowance for credit losses on mortgage loans	576	—	461	—
Net realized gains (losses) on investments recorded in income	$2,256	$377	$(23,406)	$9,665

Proceeds from sales of fixed maturities totaled $9.7 million during the six months ended June 30, 2020 and $22.2 million during the six months ended June 30, 2019.

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

We have reviewed the circumstances surrounding our investments in VIEs, which consist of (i) limited partnerships or limited liability companies accounted for under the equity method included in securities and indebtedness of related parties and (ii) non-guaranteed federal low income housing tax credit (LIHTC) investments included in other assets. In addition, we have reviewed the ownership interests in our VIEs and determined that we do not hold direct majority ownership or have other contractual rights (such as kick out rights) that give us effective control over these entities resulting in us having both the power to direct activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. The maximum loss exposure relative to our VIEs is limited to the carrying value and any unfunded commitments that exist for each particular VIE. We also have not provided additional support or other guarantees that were not previously contractually required (financial or otherwise) to any of the

VIEs as of June 30, 2020 or December 31, 2019. Based on this analysis, none of our VIEs were required to be consolidated at June 30, 2020 or December 31, 2019.

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

VIE Investments by Category
	June 30, 2020		December 31, 2019
	Carrying Value	Maximum Exposure to Loss	Carrying Value	Maximum Exposure to Loss
	(Dollars in thousands)
LIHTC investments	$37,177	$38,104	$42,907	$43,834
Investment companies	60,433	113,092	53,388	103,125
Real estate limited partnerships	10,024	15,139	9,565	15,527
Other	491	491	492	492
Total	$108,125	$166,826	$106,352	$162,978

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

Derivatives Instruments by Type
	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Assets
Freestanding derivatives:
Call options (reported in other investments)	$14,859	$31,469
Embedded derivatives:
Modified coinsurance (reported in reinsurance recoverable)	2,515	2,327
Interest-only security (reported in fixed maturities)	259	385
Total assets	$17,633	$34,181

Liabilities
Embedded derivatives:
Indexed products (reported in liability for future policy benefits)	$79,544	$76,346
Modified coinsurance (reported in other liabilities)	238	254
Total liabilities	$79,782	$76,600

Derivative Income (Loss)
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Freestanding derivatives:
Call options	$13,595	$3,816	$(8,568)	$12,502
Embedded derivatives:
Modified coinsurance	708	620	204	1,253
Interest-only security	17	69	41	116
Indexed products	(14,657)	(3,294)	6,419	(12,629)
Total income (loss) from derivatives	$(337)	$1,211	$(1,904)	$1,242

Derivative income is reported in net investment income except for the change in fair value of the embedded derivatives on our indexed products, which is reported in interest sensitive product benefits.

We are exposed to credit losses in the event of nonperformance of the derivative counterparties. This credit risk is minimized by purchasing such agreements from financial institutions with high credit ratings (currently rated A or better by nationally recognized statistical rating organizations). We have also entered into credit support agreements with the counterparties requiring them to post collateral when net exposures exceed pre-determined thresholds that vary by counterparty. The net amount of such exposure is essentially the market value less collateral held for such agreements with each counterparty. The call options are supported by securities collateral received of $12.8 million at June 30, 2020, which is held in a separate custodial account. Subject to certain constraints, we are permitted to sell or re-pledge this collateral, but do not have legal rights to the collateral; accordingly, it has not been recorded on our balance sheet. We have elected to present our derivative receivables netted with the obligation to return cash collateral received on our balance sheet in other investments. We received cash collateral of $7.3 million included in cash and cash equivalents on our balance sheet as of June 30, 2020. At June 30, 2020, none of the collateral had been sold or re-pledged. As of June 30, 2020, our net derivative exposure recorded on the balance sheet without the off balance sheet collateral was $14.9 million.

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

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels
	June 30, 2020
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair Value
	(Dollars in thousands)
Assets
Fixed maturities:
Corporate securities	$—	$4,016,181	$4,517	$4,020,698
Residential mortgage-backed securities	—	686,581	5,236	691,817
Commercial mortgage-backed securities	—	1,132,744	7,657	1,140,401
Other asset-backed securities	—	756,774	4,660	761,434
United States Government and agencies	28,075	10,568	—	38,643
States and political subdivisions	—	1,454,506	—	1,454,506
Total fixed maturities	28,075	8,057,354	22,070	8,107,499
Non-redeemable preferred stocks	—	62,894	6,719	69,613
Common stocks (1)	13,244	—	—	13,244
Other investments	—	14,859	—	14,859
Cash, cash equivalents and short-term investments	32,017	—	—	32,017
Reinsurance recoverable	—	2,515	—	2,515
Assets held in separate accounts	599,203	—	—	599,203
Total assets	$672,539	$8,137,622	$28,789	$8,838,950

Liabilities
Future policy benefits - indexed product embedded derivatives	$—	$—	$79,544	$79,544
Other liabilities	—	238	—	238
Total liabilities	$—	$238	$79,544	$79,782

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels
	December 31, 2019
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair Value
	(Dollars in thousands)
Assets
Fixed maturities:
Corporate securities	$—	$3,772,362	$6,588	$3,778,950
Residential mortgage-backed securities	—	672,388	—	672,388
Commercial mortgage-backed securities	—	1,032,693	12,780	1,045,473
Other asset-backed securities	—	704,766	9,755	714,521
United States Government and agencies	4,821	9,302	—	14,123
States and political subdivisions	—	1,477,173	—	1,477,173
Total fixed maturities	4,821	7,668,684	29,123	7,702,628
Non-redeemable preferred stocks	—	67,873	6,927	74,800
Common stocks (1)	17,027	—	—	17,027
Other investments	—	31,469	—	31,469
Cash, cash equivalents and short-term investments	29,142	—	—	29,142
Reinsurance recoverable	—	2,327	—	2,327
Assets held in separate accounts	645,881	—	—	645,881
Total assets	$696,871	$7,770,353	$36,050	$8,503,274

Liabilities
Future policy benefits - indexed product embedded derivatives	$—	$—	$76,346	$76,346
Other liabilities	—	254	—	254
Total liabilities	$—	$254	$76,346	$76,600

(1)
A private equity fund with a fair value estimate of $9.0 million at June 30, 2020 and $8.4 million at December 31, 2019 using net asset value per share as a practical expedient, has not been classified in the fair value hierarchy above in accordance with fair value reporting guidance. This fund invests in senior secured middle market loans and had unfunded commitments totaling $1.1 million at June 30, 2020 and $1.7 million at December 31, 2019. The investment is not currently eligible for redemption.

Level 3 Assets by Valuation Source - Recurring Basis
	June 30, 2020
	Third-party vendors	Priced internally	Fair Value
	(Dollars in thousands)
Corporate securities	$—	$4,517	$4,517
Residential mortgage-backed securities	5,236	—	5,236
Commercial mortgage-backed securities	7,657	—	7,657
Other asset-backed securities	4,660	—	4,660
Non-redeemable preferred stocks	—	6,719	6,719
Total assets	$17,553	$11,236	$28,789
Percent of total	61.0%	39.0%	100.0%

Level 3 Assets by Valuation Source - Recurring Basis
	December 31, 2019
	Third-party vendors	Priced internally	Fair Value
	(Dollars in thousands)
Corporate securities	$—	$6,588	$6,588
Commercial mortgage-backed securities	12,780	—	12,780
Other asset-backed securities	8,000	1,755	9,755
Non-redeemable preferred stocks	—	6,927	6,927
Total assets	$20,780	$15,270	$36,050
Percent of total	57.6%	42.4%	100.0%

Quantitative Information about Level 3 Fair Value Measurements - Recurring Basis
	June 30, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$4,517	Discounted cash flow	Credit spread	7.07% - 10.30% (8.67%)
Other asset-backed securities	3,250	Discounted cash flow	Credit spread	2.40% - 3.35% (2.87%)
Commercial mortgage-backed securities	7,657	Discounted cash flow	Credit spread	2.54% - 3.42% (3.04%)
Residential mortgage-backed securities	5,236	Discounted cash flow	Credit spread	1.80% (1.80%)
Non-redeemable preferred stocks	6,719	Discounted cash flow	Credit spread	4.75% (4.75%)
Total assets	$27,379

Liabilities
Future policy benefits - indexed product embedded derivatives	$79,544	Discounted cash flow	Credit risk Risk margin	0.65% - 2.10% (1.30%) 0.15% - 0.40% (0.25%)

	December 31, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$6,588	Discounted cash flow	Credit spread	2.11% - 5.85% (4.33%)
Commercial mortgage-backed securities	12,780	Discounted cash flow	Credit spread	1.18% - 2.22% (1.92%)
Other asset-backed securities	6,000	Discounted cash flow	Credit spread	2.15% - 2.30% (2.23%)
Non-redeemable preferred stocks	6,927	Discounted cash flow	Credit spread	2.72% (2.72%)
Total assets	$32,295

Liabilities
Future policy benefits - indexed product embedded derivatives	$76,346	Discounted cash flow	Credit risk Risk margin	0.40% - 1.35% (0.80%) 0.15% - 0.40% (0.25%)

The tables above exclude certain securities with the fair value based on non-binding broker quotes for which we could not reasonably obtain the quantitative unobservable inputs.

Level 3 Financial Instruments Changes in Fair Value - Recurring Basis
	June 30, 2020
				Realized and unrealized gains (losses), net
	Balance, December 31, 2019	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Transfers into Level 3	Transfers out of Level 3 (1)	Amort-ization included in net income	Balance, June 30, 2020
	(Dollars in thousands)
Assets
Corporate securities	$6,588	$6,983	$(533)	$—	$(966)	$3,037	$(10,592)	$—	$4,517
Residential mortgage-backed securities	—	5,236	—	—	—	—	—	—	5,236
Commercial mortgage-backed securities	12,780	—	(198)	—	(369)	—	(4,556)	—	7,657
Other asset-backed securities	9,755	6,304	(49)	—	(344)	—	(11,005)	(1)	4,660
Non-redeemable preferred stocks	6,927	—	—	—	(208)	—	—	—	6,719
Total assets	$36,050	$18,523	$(780)	$—	$(1,887)	$3,037	$(26,153)	$(1)	$28,789

Liabilities
Future policy benefits - indexed product embedded derivatives	$76,346	$8,016	$(3,515)	$(1,303)	$—	$—	$—	$—	$79,544

	June 30, 2019
				Realized and unrealized gains (losses), net
	Balance, December 31, 2018	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Transfers into Level 3	Transfers out of Level 3 (1)	Amort-ization included in net income	Balance, June 30, 2019
	(Dollars in thousands)
Assets
Corporate securities	$22,011	$6,000	$(2,673)	$—	$376	$—	$(6,000)	$(16)	$19,698
Residential mortgage-backed securities	—	2,124	—	—	—	—	—	—	2,124
Commercial mortgage-backed securities	67,940	—	(186)	—	498	—	(59,918)	—	8,334
Other asset-backed securities	3,601	16,710	(640)	—	(869)	—	(5,000)	—	13,802
Non-redeemable preferred stocks	6,862	—	—	—	186	—	—	—	7,048
Total assets	$100,414	$24,834	$(3,499)	$—	$191	$—	$(70,918)	$(16)	$51,006

Liabilities
Future policy benefits - indexed product embedded derivatives	$40,028	$6,899	$(3,364)	$15,812	$—	$—	$—	$—	$59,375

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

Valuation of our Financial Instruments Not Reported at Fair Value by Hierarchy Levels
	June 30, 2020
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair Value	Carrying Value
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$1,057,081	$1,057,081	$990,872
Policy loans	—	—	284,151	284,151	200,923
Other investments	—	36,317	2,337	38,654	38,304
Total assets	$—	$36,317	$1,343,569	$1,379,886	$1,230,099

Liabilities
Future policy benefits	$—	$—	$4,730,243	$4,730,243	$4,434,815
Supplementary contracts without life contingencies	—	—	307,526	307,526	288,903
Advance premiums and other deposits	—	—	251,902	251,902	251,902
Long-term debt	—	—	72,643	72,643	97,000
Liabilities related to separate accounts	—	—	598,197	598,197	599,203
Total liabilities	$—	$—	$5,960,511	$5,960,511	$5,671,823

	December 31, 2019
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair Value	Carrying Value
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$1,059,073	$1,059,073	$1,011,678
Policy loans	—	—	256,787	256,787	201,589
Other investments	—	29,534	2,215	31,749	31,211
Total assets	$—	$29,534	$1,318,075	$1,347,609	$1,244,478

Liabilities
Future policy benefits	$—	$—	$4,381,863	$4,381,863	$4,270,073
Supplementary contracts without life contingencies	—	—	309,601	309,601	296,915
Advance premiums and other deposits	—	—	245,480	245,480	245,480
Long-term debt	—	—	84,438	84,438	97,000
Liabilities related to separate accounts	—	—	644,691	644,691	645,881
Total liabilities	$—	$—	$5,666,073	$5,666,073	$5,555,349

Level 3 Financial Instruments Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis, generally mortgage loans or real estate that have been deemed to be impaired during the reporting period. There were no mortgage loans or real estate impaired to fair value during the six months ended June 30, 2020 or June 30, 2019.

4. Defined Benefit Plan

We participate with affiliates and an unaffiliated organization in defined benefit pension plans, including a multiemployer plan. Our share of net periodic pension cost for the plans is recorded as expense in our consolidated statements of operations.

Components of Net Periodic Pension Cost for FBL and Affiliates Combined - Multiemployer Plan
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Service cost	$1,303	$1,137	$2,607	$2,274
Interest cost	3,141	3,319	6,283	6,637
Expected return on assets	(5,261)	(4,707)	(10,523)	(9,414)
Amortization of actuarial loss	2,790	2,228	5,579	4,457
Net periodic pension cost	$1,973	$1,977	$3,946	$3,954

FBL Financial Group, Inc. share of net periodic pension costs	$629	$633	$1,258	$1,266

Components of Net Periodic Pension Cost for FBL and Affiliates Combined - Other Plans
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Service cost	$79	$116	$158	$233
Interest cost	220	248	440	496
Amortization of actuarial loss	317	267	634	533
Net periodic pension cost	$616	$631	$1,232	$1,262

FBL Financial Group, Inc. share of net periodic pension costs	$393	$363	$785	$725

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

Commitments for Partnership Investments and Private Corporate Bond Investments

At June 30, 2020, we have unfunded investment commitments to limited partnerships and limited liability companies of $58.7 million and privately placed corporate securities commitments of $9.4 million.

6. Stockholders’ Equity

Share Repurchases

We periodically repurchase our Class A common stock under programs approved by our Board of Directors. These repurchase programs authorize us to make repurchases in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. Under these programs, we repurchased 129,588 shares of stock for $4.4 million during the six months ended June 30, 2020 and 66,475 shares of stock for $4.6 million during the six months ended June 30, 2019. Completion of this program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice. At June 30, 2020, $31.9 million remains available for repurchase under the active repurchase program.

Dividends
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Class A and B common stock:
Cash dividends per common share	$0.50	$0.48	$1.00	$0.96
Special cash dividend per common share	—	—	1.50	1.50
Total common stock dividends per share	$0.50	$0.48	$2.50	$2.46

Series B preferred stock dividends per share	$0.0075	$0.0075	$0.0150	$0.0150

Special cash dividends paid to our Class A and Class B common shareholders totaled $37.0 million for the six months ended June 30, 2020 and June 30, 2019.

Reconciliation of Outstanding Common Stock
	Class A		Class B		Total
	Shares	Dollars	Shares	Dollars	Shares	Dollars
	(Dollars in thousands)
Outstanding at January 1, 2019	24,707,402	$152,652	11,413	$72	24,718,815	$152,724
Stock-based compensation	7,545	212	—	—	7,545	212
Purchase of common stock	(66,475)	(410)	—	—	(66,475)	(410)
Outstanding at June 30, 2019	24,648,472	$152,454	11,413	$72	24,659,885	$152,526

Outstanding at January 1, 2020	24,652,802	$152,661	11,413	$72	24,664,215	$152,733
Stock-based compensation	9,374	310	—	—	9,374	310
Purchase of common stock	(129,588)	(803)	—	—	(129,588)	(803)
Outstanding at June 30, 2020	24,532,588	$152,168	11,413	$72	24,544,001	$152,240

Accumulated Other Comprehensive Income, Net of Tax and Other Offsets

	Unrealized Net Investment Gains (Losses) on Fixed Maturities Available-for-Sale (1)		Underfunded Status of Postretirement Benefit Plans
	Without Non-Credit Impairment Losses	With Non-Credit Impairment Losses		Total
	(Dollars in thousands)
Balance at January 1, 2019	$96,921	$3,133	$(8,736)	$91,318
Other comprehensive income (loss) before reclassifications	214,083	(902)	—	213,181
Reclassification adjustments	(2,125)	—	419	(1,706)
Balance at June 30, 2019	$308,879	$2,231	$(8,317)	$302,793

Balance at January 1, 2020	$363,020	$1,974	$(10,230)	$354,764
Other comprehensive income (loss) before reclassifications	115,218	(408)	(1)	114,809
Reclassification adjustments	11,556	—	497	12,053
Balance at June 30, 2020	$489,794	$1,566	$(9,734)	$481,626

(1)
Includes the impact of taxes, deferred acquisition costs, value of insurance in force acquired, unearned revenue reserves and policyholder liabilities. See Note 2 to our consolidated financial statements for further information.

Accumulated Other Comprehensive Income Reclassification Adjustments
	Six months ended June 30, 2020
	Unrealized Net Investment Gains (Losses) on Fixed Maturities Available-for-Sale (1)		Underfunded Status of Postretirement Benefit Plans
	Without Non-Credit Impairment Losses	With Non-Credit Impairment Losses		Total
	(Dollars in thousands)
Realized capital losses on sales of fixed maturity securities	$1,525	$—	$—	$1,525
Change in allowance for credit losses on fixed maturity securities	13,219	—	—	13,219
Adjustments for assumed changes in deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	(116)	—	—	(116)
Change in unrecognized postretirement items for net actuarial loss	—	—	630	630
Reclassifications before income taxes	14,628	—	630	15,258
Income taxes	(3,072)	—	(133)	(3,205)
Reclassification adjustments	$11,556	$—	$497	$12,053

	Six months ended June 30, 2019
	Unrealized Net Investment Gains (Losses) on Fixed Maturities Available-for-Sale (1)		Underfunded Status of Postretirement Benefit Plans
	Without Non-Credit Impairment Losses	With Non-Credit Impairment Losses		Total
	(Dollars in thousands)
Realized capital gains on sales of fixed maturity securities	$(2,833)	$—	$—	$(2,833)
Adjustments for assumed changes in deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	143	—	—	143
Change in unrecognized postretirement items for net actuarial loss	—	—	530	530
Reclassifications before income taxes	(2,690)	—	530	(2,160)
Income taxes	565	—	(111)	454
Reclassification adjustments	$(2,125)	$—	$419	$(1,706)

(1)	See Note 2 to our consolidated financial statements for further information.

7. Earnings per Share

Computation of Earnings per Common Share

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands, except per share data)
Numerator:
Net income attributable to FBL Financial Group, Inc.	$26,211	$32,298	$23,696	$66,341
Less: Dividends on Series B preferred stock	37	37	75	75
Income available to common stockholders	$26,174	$32,261	$23,621	$66,266

Denominator:
Weighted average shares - basic	24,723,563	24,757,090	24,743,192	24,761,161
Effect of dilutive securities - stock-based compensation	3,975	11,122	4,211	11,149
Weighted average shares - diluted	24,727,538	24,768,212	24,747,403	24,772,310

Earnings per common share	$1.06	$1.30	$0.95	$2.68
Earnings per common share - assuming dilution	$1.06	$1.30	$0.95	$2.68

There were no antidilutive stock options outstanding in any of the periods presented.
8. Segment Information

We analyze operations by reviewing financial information regarding our primary products that are aggregated into the Annuity and Life Insurance product segments. Our Corporate and Other segment consists of less significant business activities.
Our chief operating decision makers use pre-tax adjusted operating income to evaluate segment performance and allocate resources. Pre-tax adjusted operating income consists of pre-tax net income adjusted to exclude realized gains and losses on investments including the change in fair value of equity securities, the change in allowances for credit losses on investments, and the change in fair value of derivatives as the impact of these items can fluctuate greatly from period to period. These fluctuations make it difficult to analyze core operating trends. In addition, for derivatives not designated as hedges, there is a mismatch between the valuation of the asset and liability when deriving net income. For example, call options relating to our indexed annuity business are one-year assets while the embedded derivatives in the indexed contracts represent the rights of the contract holder to receive index credits over the entire period the indexed products are expected to be in force. Adjustments to pre-tax net income are net of amortization of unearned revenue reserves and deferred acquisition costs, as well as changes in interest sensitive product reserves. While not applicable for the periods reported herein, in determining pre-tax adjusted operating income we will also remove the impact of settlements or judgments arising from lawsuits, net of any recoveries from third parties, the cumulative effect of changes in accounting principles and discontinued operations.
Segment results are reported net of inter-segment transactions.

Financial Information Concerning our Operating Segments

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Pre-tax adjusted operating income:
Annuity	$14,917	$14,637	$26,936	$30,299
Life Insurance	12,260	18,239	22,527	28,331
Corporate and Other	3,706	4,595	3,925	8,914
Total pre-tax adjusted operating income	30,883	37,471	53,388	67,544

Adjustments to pre-tax adjusted operating income:
Net realized gains/losses on investments (1)	2,163	366	(23,295)	9,518
Change in fair value of derivatives (1)	(947)	345	(3,529)	1,498
Pre-tax net income attributable to FBL Financial Group, Inc.	32,099	38,182	26,564	78,560
Income tax expense	(6,085)	(5,511)	(3,004)	(11,787)
Tax on equity income	197	(373)	136	(432)
Net income attributable to FBL Financial Group, Inc.	$26,211	$32,298	$23,696	$66,341

Adjusted operating revenues:
Annuity	$53,537	$54,263	$108,191	$106,945
Life Insurance	109,492	110,938	216,707	218,196
Corporate and Other	22,022	23,554	46,062	46,682
	185,051	188,755	370,960	371,823
Net realized gains/losses on investments (1)	2,259	377	(23,407)	9,666
Change in fair value of derivatives (1)	13,403	3,774	(11,577)	14,973
Consolidated revenues	$200,713	$192,906	$335,976	$396,462

(1)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred acquisition costs, value of insurance in force acquired and interest sensitive policy reserves attributable to these items.

Interest expense is attributable to the Corporate and Other segment. Expenditures for long-lived assets were not significant during the periods presented above. Goodwill at June 30, 2020 and December 31, 2019 was allocated among the segments as follows: Annuity ($3.9 million) and Life Insurance ($6.1 million).

Equity income related to securities and indebtedness of related parties is attributable to the Life Insurance and Corporate and Other segments. The following chart provides the related equity income by segment.

Equity Income (Loss) by Operating Segment
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Pre-tax equity income (loss):
Life Insurance	$(983)	$1,008	$(608)	$1,378
Corporate and Other	43	769	(43)	678
Total pre-tax equity income (loss)	(940)	1,777	(651)	2,056

Income taxes	197	(373)	136	(432)
Equity income (loss), net of related income taxes	$(743)	$1,404	$(515)	$1,624

Premiums collected, which is not a measure used in financial statements prepared according to GAAP, includes premiums received on life insurance policies and deposits on annuities and universal life-type products. Premiums collected is a common life insurance industry measure of agent productivity. Net premiums collected totaled $125.9 million for the quarter ended

June 30, 2020 and $152.2 million for the same period in 2019. Net premiums collected totaled $280.0 million for the six months ended June 30, 2020 and $312.9 million for the same period in 2019.

Under GAAP, premiums on whole life and term life policies are recognized as revenues over the premium-paying period and reported in the Life Insurance segment. The following chart provides a reconciliation of life insurance premiums collected to those reported in the GAAP financial statements.

Reconciliation of Traditional Life Insurance Premiums, Net of Reinsurance

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Traditional and universal life insurance premiums collected	$78,473	$79,398	$161,108	$157,399
Premiums collected on interest sensitive products	(29,179)	(29,517)	(61,175)	(57,896)
Traditional life insurance premiums collected	49,294	49,881	99,933	99,503
Change in due premiums and other	1,035	1,106	(296)	876
Traditional life insurance premiums as included in the Consolidated Statements of Operations	$50,329	$50,987	$99,637	$100,379

There is no comparable GAAP financial measure for premiums collected on annuities and universal life-type products. GAAP revenues for those interest sensitive and variable products consist of various policy charges and fees assessed on those contracts, as summarized in the chart below.

Interest Sensitive Product Charges by Segment
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Annuity
Rider and other product charges	$1,685	$1,370	$3,215	$2,633
Surrender charges	394	402	750	706
Total	2,079	1,772	3,965	3,339

Life Insurance
Administration charges	5,413	4,926	10,856	9,593
Cost of insurance charges	13,337	12,813	26,716	25,446
Surrender charges	626	718	1,331	1,339
Amortization of policy initiation fees	593	1,178	1,445	2,245
Total	19,969	19,635	40,348	38,623

Corporate and Other
Administration charges	1,152	1,232	2,336	2,468
Cost of insurance charges	7,142	7,184	14,302	14,386
Surrender charges	8	37	40	61
Separate account charges	1,891	2,016	3,922	3,952
Amortization of policy initiation fees	89	245	638	252
Total	10,282	10,714	21,238	21,119

Impact of net realized gains/losses on investments and change in fair value of derivatives on amortization of unearned revenue reserves	579	413	(922)	719
Interest sensitive product charges as included in the Consolidated Statements of Operations	$32,909	$32,534	$64,629	$63,800

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

This Form 10-Q may include statements relating to anticipated financial performance, business prospects, new products and similar matters. These statements and others, which include words such as “expect,” “anticipate,” “believe,” “intend” and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. A variety of factors could cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. See Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2019, and Part II within this report for additional information on the risks and uncertainties that may affect the operations, performance, development and results of our business.

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

Impact of COVID-19 and Recent Business Environment

The COVID-19 pandemic has had a significant impact on the U.S. economy during 2020. During the first quarter of 2020 the United States experienced significant economic disruption as businesses closed and consumer access to goods and services became limited due to regulated or voluntary quarantine measures. As a result, the financial markets reacted negatively, impacting corporate liquidity and market interest rates. During the second quarter of 2020, the U.S. economy improved with the aid of significant economic stimulus measures, resulting in the stabilization of financial markets. However, unemployment remains high and market interest rates remain low as the impact of COVID-19 continues, resulting in economic uncertainty for the second half of 2020.

The impact of COVID-19 on the economy has been significant.

•
U.S. gross domestic product decreased at an estimated annual rate of 32.9% during the second quarter of 2020 and 4.8% in the first quarter of 2020, compared to a 2.1% increase during the fourth quarter of 2019.

•	U.S. unemployment rose to 11.1% at June 30, 2020, compared to 4.4% at March 31, 2020 and 3.5% at December 31, 2019.

•
The energy sector has come under significant pressure as the price of crude oil remains low at $39.27 per barrel at June 30, 2020, compared to $20.48 per barrel at March 31, 2020 and $61.06 per barrel at December 31, 2019.

•	The yield on the 10-year U.S. Treasury Note decreased to 0.66% at June 30, 2020 from 0.70% at March 31, 2020 and 1.92% at December 31, 2019.

•
A combination of monetary and fiscal stimulus measures caused swings in corporate credit spreads, which tightened to 150 basis points at June 30, 2020, compared to 276 basis points at March 31, 2020 and 96 basis points at December 31, 2019.

The COVID-19 pandemic, and related economic uncertainty, has had the following impacts on our company:

Operations

As the COVID-19 outbreak began in the United States, we formed an incident management work group in accordance with our business continuity plan. This work group, acting in conjunction with the executive management team, monitored business developments, identified issues, recommended solutions and developed communications with employees, agents and client/members.

To provide for the health and safety of our employees, during the first quarter of 2020 we transitioned to a mostly work-from-home environment. This transformation was carried out with minimal interruption to supporting our agents, advisors and client/members. We remain vigilant in practicing social distancing and have severely restricted company travel. While our employees continue to predominately work from home, during June 2020 we offered additional flexibility for employees to work at our business locations, subject to social distancing requirements and a capped in-office capacity of 50%. We anticipate limited home office capacity until there is resolution of the COVID-19 health risk. Our agents continue to serve our client/members, utilizing communication technology to service existing business and solicit new business, while maintaining social distancing in situations where the customer and agent are comfortable meeting face-to-face.

Our ability to onboard new agents and wealth management advisors has been temporarily slowed due to the closure of governmental offices that issue required licenses. Furthermore, restrictions during the first half of 2020 limited in-person training and the ability to have face-to-face meetings with clients for a period of time.

Financial results

As discussed in the “Results of Operations” section that follows, the economic headwinds brought on by COVID-19 beginning in the first quarter of 2020, and the subsequent partial economic recovery during the second quarter of 2020, caused the following impacts:

•
Net realized capital gains/losses and the change in allowance for credit losses totaled $2.3 million of net gains during the second quarter of 2020 compared to $25.7 million in losses for the first quarter of 2020, due to a recovery in the fair value of equity securities, partially offset by realized losses from sales of fixed maturity securities.

•
The impact of equity market performance increased the reserves for guaranteed living withdrawal benefits by $2.3 million during the first quarter of 2020 and resulted in a lower increase in these reserves by $1.0 million during the second quarter of 2020 as financial markets improved.

•
Amortization of deferred acquisition cost on variable annuities and variable universal life insurance contracts increased $3.7 million during the first quarter of 2020 due to market performance, and decreased $2.0 million during the second quarter of 2020 as financial markets improved.

•
Equity earnings from limited liability partnerships and limited liability companies, which typically report earnings one quarter in arrears, resulted in a pre-tax loss of $0.9 million during the second quarter of 2020 compared to a pre-tax gain of $0.3 million in the first quarter of 2020.

•
As summarized in the “Results of Operations” section that follows, we experienced a decline in annuity premiums collected during the three- and six-month periods ended June 30, 2020, compared to the prior year periods, as sales were negatively impacted by crediting rate reductions in response to declining portfolio yields

The impact of COVID-19 on mortality experience has been modest, with 27 reported claims during the second quarter of 2020 totaling $1.4 million in death benefits incurred net of reserves released. During the first quarter of 2020, we identified two claims totaling $0.4 million relating to COVID-19. We traditionally have been very strong in rural and small-town markets, which may benefit us compared to other life insurance companies who operate more predominately in large metropolitan areas where COVID-19 cases have been more significant.

As a result of these items, our earnings have decreased during the second quarter of 2020 and the six months ended June 30, 2020 compared to the prior year periods, as discussed in the “Results of Operations” discussion that follows. The U.S. federal government has taken actions to support the economy, including those unemployed during the crisis, and is presently considering further actions. To the extent the economic downturn caused by COVID-19 continues for an extended period, or worsens, it is uncertain how that will impact our operations, including sales and the value of our assets and liabilities although we expect the impact would be negative.

Financial position

After a significant increase in market interest rates during the first quarter of 2020 resulting from a widening of corporate credit spreads, and the resulting decline in the fair value of our fixed maturity securities, lower credit spreads along with lower U.S. Treasury rates resulted in an increase in the fair value of our fixed maturity securities during the second quarter of 2020. The increase in fair value of our fixed maturity securities at June 30, 2020 compared with December 31, 2019 resulted in an increase in the book value per common share to $63.76 at June 30, 2020 from $60.12 at December 31, 2019.

Our capital position remains strong, with Farm Bureau Life’s company action level risk-based capital ratio estimated to be 527% at June 30, 2020.

Liquidity

Our liquidity position remains strong with cash being generated by operations and financing activities. In addition, a significant portion of our liquid fixed maturity securities are in an unrealized gain position. See the “Investments” and “Liquidity and Capital Resources” discussions that follow.

Risk Factors

See “Part II, Item 1A, Risk Factors”, for additional discussion.

Results of Operations for the Periods Ended June 30, 2020 and 2019

	Three months ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019	Change
	(Dollars in thousands, except per share data)
Net income attributable to FBL Financial Group, Inc.	$26,211	$32,298	(19)%	$23,696	$66,341	(64)%
Net income adjustments:
Net realized gains/losses on investments (1)	(1,709)	(289)	491%	18,403	(7,519)	(345)%
Change in fair value of derivatives (1)	748	(272)	(375)%	2,788	(1,183)	(336)%
Adjusted operating income (2)	$25,250	$31,737	(20)%	$44,887	$57,639	(22)%

Pre-tax adjusted operating income:
Annuity segment	$14,917	$14,637	2%	$26,936	$30,299	(11)%
Life Insurance segment	12,260	18,239	(33)%	22,527	28,331	(20)%
Corporate and Other segment	3,706	4,595	(19)%	3,925	8,914	(56)%
Total pre-tax adjusted operating income	30,883	37,471	(18)%	53,388	67,544	(21)%
Income taxes on adjusted operating income	(5,633)	(5,734)	(2)%	(8,501)	(9,905)	(14)%
Adjusted operating income (2)	$25,250	$31,737	(20)%	$44,887	$57,639	(22)%

Earnings per common share - assuming dilution	$1.06	$1.30	(18)%	$0.95	$2.68	(65)%
Adjusted operating income per common share - assuming dilution (2)	1.02	1.28	(20)%	1.81	2.32	(22)%
Effective tax rate on adjusted operating income	18%	15%		16%	15%
Average invested assets, at amortized cost net of allowance for credit losses (3)				$8,520,514	$8,307,155	3%
Annualized yield on average invested assets (4)				4.63%	5.00%

Other data
Death benefits, net of reinsurance and reserves released, net of tax	$24,447	$19,808	23%	$47,997	$46,585	3%
Estimated impact from separate account performance on amortization of deferred acquisition costs, deferred sales inducements and unearned revenue reserve, net of tax (5)	1,461	474	208%	(1,225)	2,212	(155)%
Other investment-related income included in net investment income (1)(6)	414	1,268	(67)%	868	2,270	(62)%

(1)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves and deferred acquisition costs, as well as changes in interest sensitive product reserves and income taxes attributable to these items.

(2)	Adjusted operating income is a non-GAAP measure of earnings, see the Overview section above for additional information.

(3)
Average invested assets, including investments held as securities and indebtedness of related parties and cash equivalents, is the average of investment balances at the beginning of the reporting period and as of the end of each quarter throughout the reporting period. Average invested assets are used in the calculation of the annualized investment yield.

(4)
Annualized yield is the actual annualized investment earnings during the reporting period divided by average invested assets. Annualized yield is used as a measure of investment performance during the reporting periods.

(5)
Amounts represent the estimated effect of market performance of policyholder funds invested in the separate accounts on the value of deferred acquisition costs, deferred sales inducements and unearned revenue reserve, net of tax.

(6)	Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our payment speed assumptions on mortgage and other asset-backed securities.

Net income and pre-tax adjusted operating income decreased in the second quarter of 2020, compared to the prior year period, primarily due to an increase in death benefits, a decrease in equity income and the impact of lower yields on invested assets, partially offset by a decrease in amortization of deferred acquisition costs which benefitted from the impact of market performance on our variable business. Net income and pre-tax adjusted operating income decreased in the six months ended June 30, 2020, compared to the prior year period, due to decreases in net investment income from lower yields on invested assets, equity income and other investment-related income, the impact of market performance on reserves associated with guaranteed living withdrawal benefits and an increase in death benefits. Net income also decreased in the six months ended June 30, 2020, compared to the prior year period, due to net realized capital losses from the change in fair value of equity securities, an increase in allowances for credit losses on investments and a change in fair value on our derivatives. See the discussion that follows for details regarding pre-tax adjusted operating income by segment. See the “Impact of COVID-19 and Recent Business Environment” section above for additional information on market performance.

Annuity Segment
	Three months ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019	Change
	(Dollars in thousands)
Adjusted operating revenues:
Interest sensitive product charges	$2,079	$1,772	17%	$3,965	$3,339	19%
Net investment income	51,458	52,491	(2)%	104,226	103,606	1%
Total adjusted operating revenues	53,537	54,263	(1)%	108,191	106,945	1%

Adjusted operating benefits and expenses:
Interest sensitive product benefits	30,518	30,450	—%	64,401	58,520	10%
Underwriting, acquisition and insurance expenses:
Commissions net of deferrals	315	482	(35)%	736	996	(26)%
Amortization of deferred acquisition costs	2,397	2,917	(18)%	5,043	5,596	(10)%
Amortization of value of insurance in force	175	163	7%	350	326	7%
Other underwriting expenses	5,215	5,614	(7)%	10,725	11,208	(4)%
Total underwriting, acquisition and insurance expenses	8,102	9,176	(12)%	16,854	18,126	(7)%
Total adjusted operating benefits and expenses	38,620	39,626	(3)%	81,255	76,646	6%
Pre-tax adjusted operating income	$14,917	$14,637	2%	$26,936	$30,299	(11)%

Annuity Segment - continued
	Three months ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019	Change
	(Dollars in thousands)			(Dollars in thousands)
Other data
Annuity premiums collected, direct (1)	$35,805	$59,652	(40)%	$93,904	$129,158	(27)%
Policy liabilities and accruals, end of period				4,589,524	4,400,928	4%
Average invested assets, at amortized cost net of allowance for credit losses (2)				4,606,936	4,486,038	3%
Other investment-related income included in net investment income (3)	594	507	17%	1,299	1,546	(16)%
Average aggregate individual annuity account value (4)				3,176,858	3,180,894	—%

Earned spread on individual annuity products:
Annualized yield on average invested assets (5)				4.53%	4.75%
Annualized average crediting rate (6)				2.48%	2.56%
Spread				2.05%	2.19%

Individual annuity withdrawal rate (7)				4.7%	5.5%

(1)	Premiums collected is a non-GAAP measure of sales production, see Note 8 to our consolidated financial statements for additional information.

(2)
Average invested assets, including cash equivalents, is the average of investment balances at the beginning of the reporting period and as of the end of each quarter throughout the reporting period. Average invested assets are used in the calculation of the annualized investment yield.

(3)	Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our payment speed assumptions on mortgage and other asset-backed securities.

(4)
Average aggregate individual annuity account value is a measure used to monitor business growth in our individual fixed and indexed annuity product lines and is calculated using a simple average of policyholder account values as of the beginning and end of the reporting period.

(5)
Annualized yield is the actual annualized investment earnings during the reporting period divided by average invested assets. Annualized yield is used as a measure of investment performance during the reporting periods.

(6)
Annualized average crediting rates consist of annualized interest credited and index credits applied to policyholders during the reporting period, along with amortization of call option costs and proceeds from sales or maturing call options associated with the call options that back our indexed products as a percentage of the simple average of policyholder account values as of the beginning of the reporting period and end of the reporting period, adjusted for interest credited during the period. Annualized average crediting rates along with annualized average yields provides a view of spread margin earned on the underlying products.

(7)
Individual annuity withdrawal rate represents withdrawal benefits incurred during the reporting period, excluding internal exchanges, as a percent of the simple average of related policy reserves at the beginning and end of the reporting period. The individual annuity withdrawal rate is a measure customer retention.

Pre-tax adjusted operating income for the Annuity segment increased in the second quarter of 2020, compared to the prior year period, primarily due to the impact of market performance on reserves associated with guaranteed living withdrawal benefits and growth of our business in force, partially offset by reduced spread income earned from lower yields on invested assets. Pre-tax adjusted operating income decreased in the six months ended June 30, 2020, compared to the prior year period, primarily due to reduced spread income earned from lower yields on invested assets and the impact of market performance on reserves associated with guaranteed living withdrawal benefits, partially offset by a benefit from growth of our business in force. See the “Impact of COVID-19 and Recent Business Environment” section above for additional information on market performance.

The average aggregate account value for individual annuity contracts in force decreased in the six months ended June 30, 2020, compared to the prior year period, as product benefits and withdrawals exceeded sales and the crediting of interest. Premiums collected were lower in the second quarter of 2020 and the six months ended June 30, 2020, compared to the prior year periods, due to decreased sales of fixed rate deferred annuity and indexed annuity products, as sales were negatively impacted by crediting rate reductions in response to declining portfolio yields. Individual fixed rate deferred annuity collected premiums were $18.5 million in the second quarter of 2020 and $41.4 million in the six months ended June 30, 2020, compared to $30.3 million in the second quarter of 2019 and $69.7 million in the six months ended June 30, 2019. Indexed annuity collected premiums were $16.4 million in the second quarter of 2020 and $49.1 million in the six months ended June 30, 2020, compared to $28.4 million in the second quarter of 2019 and $56.7 million in the six months ended June 30, 2019. To increase spread income given lower fixed and indexed annuity sales, we have increased the issuance of funding agreements with the Federal Home Loan Bank (FHLB) during the three and six months ended June 30, 2020. Outstanding funding agreements with FHLB increased to $657.9 million at June 30, 2020, compared with $443.0 million at June 30, 2019.

The annualized average yield on invested assets for individual annuities decreased in the six months ended June 30, 2020, compared to the prior year period, primarily due to lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, compared with the average existing portfolio yield. In addition, the annualized average yield decreased due to a decrease in other investment-related income. See the “Financial Condition” section for additional information regarding the yields obtained on investment acquisitions. Annualized average crediting rates on our individual annuity products decreased in the six months ended June 30, 2020, compared to the prior year period, due to crediting rate actions taken in 2020 in response to a declining portfolio yield and a change in our mix of business in force, partially offset by increased amortization on increased costs of call options supporting our indexed annuity products.

Life Insurance Segment
	Three months ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019	Change
	(Dollars in thousands)
Adjusted operating revenues:
Interest sensitive product charges and other income	$19,892	$19,497	2%	$40,224	$38,372	5%
Traditional life insurance premiums	50,329	50,987	(1)%	99,637	100,379	(1)%
Net investment income	39,271	40,454	(3)%	76,846	79,445	(3)%
Total adjusted operating revenues	109,492	110,938	(1)%	216,707	218,196	(1)%

Adjusted operating benefits and expenses:
Interest sensitive product benefits:
Interest and index credits	9,500	9,018	5%	17,343	17,069	2%
Death benefits and other	16,846	13,892	21%	33,217	28,358	17%
Total interest sensitive product benefits	26,346	22,910	15%	50,560	45,427	11%
Traditional life insurance benefits:
Death benefits	23,584	20,577	15%	49,682	44,993	10%
Surrender and other benefits	7,383	10,092	(27)%	17,525	19,815	(12)%
Increase in traditional life future policy benefits	14,144	11,291	25%	24,114	23,825	1%
Total traditional life insurance benefits	45,111	41,960	8%	91,321	88,633	3%
Distributions to participating policyholders	1,617	2,564	(37)%	4,146	5,098	(19)%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	4,662	5,179	(10)%	9,494	9,818	(3)%
Amortization of deferred acquisition costs	3,065	4,344	(29)%	5,484	9,143	(40)%
Amortization of value of insurance in force	370	372	(1)%	740	744	(1)%
Other underwriting expenses	15,078	16,378	(8)%	31,827	32,380	(2)%
Total underwriting, acquisition and insurance expenses	23,175	26,273	(12)%	47,545	52,085	(9)%
Total adjusted operating benefits and expenses	96,249	93,707	3%	193,572	191,243	1%
	13,243	17,231	(23)%	23,135	26,953	(14)%
Equity income (loss), before tax	(983)	1,008	(198)%	(608)	1,378	(144)%
Pre-tax adjusted operating income	$12,260	$18,239	(33)%	$22,527	$28,331	(20)%

Life Insurance Segment - continued
	Three months ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019	Change
	(Dollars in thousands)
Other data
Life premiums collected, net of reinsurance (1)	$78,473	$79,398	(1)%	$161,108	$157,399	2%
Policy liabilities and accruals, end of period				3,151,545	3,032,835	4%
Life insurance in force, end of period				62,288,839	60,708,865	3%
Average invested assets, at amortized cost net of allowance for credit losses (2)				3,222,857	3,122,408	3%
Other investment-related income included in net investment income (3)	113	953	(88)%	172	1,283	(87)%
Average aggregate interest sensitive life account value (4)				900,857	872,635	3%

Interest sensitive life insurance spread:
Annualized yield on average invested assets (5)				4.91%	5.27%
Annualized average crediting rate (6)				3.92%	3.72%
Spread				0.99%	1.55%

Life insurance lapse and surrender rates (7)				4.0%	4.7%
Death benefits, net of reinsurance and reserves released	$25,739	$19,867	30%	$51,407	$46,539	10%

(1)	Premiums collected is a non-GAAP measure of sales production, see Note 8 to our consolidated financial statements for additional information.

(2)
Average invested assets, including investments held as securities and indebtedness of related parties and cash equivalents, is the average of investment balances at the beginning of the reporting period and as of the end of each quarter throughout the reporting period. Average invested assets are used in the calculation of the annualized investment yield.

(3)	Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our payment speed assumptions on mortgage and other asset-backed securities.

(4)
Average aggregate interest sensitive life account value is a measure used to monitor business growth in our universal life product lines and is calculated using a simple average of policyholder account values as of the beginning and end of the reporting period.

(5)
Annualized yield is the actual annualized investment earnings during the reporting period divided by average invested assets. Annualized yield is used as a measure of investment performance during the reporting periods.

(6)
Annualized average crediting rates consist of annualized interest credited and index credits applied to policyholders during the reporting period, along with amortization of call option costs and proceeds from sales or maturing call options associated with the call options that back our indexed products as a percentage of the simple average of policyholder account values as of the beginning of the reporting period and end of the reporting period, adjusted for interest credited during the period. Annualized average crediting rates along with annualized average yields provides a view of spread margin earned on the underlying products.

(7)
Life insurance lapse and surrender rate represents the face amount of policyholder lapses and surrenders, incurred during the reporting period, as a percent of the simple average of related insurance in force at the beginning and end of the reporting period. The life insurance lapse and surrender rate is a measure of customer retention.

Pre-tax adjusted operating income for the Life Insurance segment decreased in the second quarter of 2020 and in the six months ended June 30, 2020, compared to the prior year periods, primarily due to increases in death benefits, net of reinsurance and reserves released, decreases in net investment income from lower yielding securities and less equity income. The impact of these items were partially offset by a benefit from growth of our business in force and decreases in expenses and amortization of deferred acquisition costs.

Amortization of deferred acquisition costs was lower during the second quarter of 2020 and the six months ended June 30, 2020, compared to the prior year periods, primarily due to changes in actual and expected profits on the underlying business.

Death benefits, net of reinsurance and reserves released, increased in the second quarter of 2020 and the six months ended June 30, 2020, compared to the prior year periods, primarily due to an increase in average claim amounts, net of reinsurance and reserves released. Death benefits in the Life Insurance segment for the second quarter of 2020 includes COVID-19 related claims totaling $1.1 million, net of reserves released.

Other underwriting expenses decreased in the second quarter of 2020 and in the six months ended June 30, 2020, compared to the prior year periods, due to less travel, advertising and other general expenses.

The annualized average yield on invested assets for interest sensitive life insurance products decreased in the six months ended June 30, 2020, compared to the prior year period, due to lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments and decreases in equity income and other investment-related income. See the “Financial Condition” section for additional information regarding the yields obtained on investment acquisitions. Annualized average crediting rates on our interest sensitive life insurance products increased in the six months ended June 30, 2020, compared to the prior year period, primarily due to increased amortization on increased costs of call options supporting our indexed universal life product.

Corporate and Other Segment
	Three months ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019	Change
	(Dollars in thousands)
Adjusted operating revenues:
Interest sensitive product charges	$10,282	$10,714	(4)%	$21,238	$21,119	1%
Net investment income	6,879	8,588	(20)%	14,936	17,228	(13)%
Other income	4,861	4,252	14%	9,888	8,335	19%
Total adjusted operating revenues	22,022	23,554	(7)%	46,062	46,682	(1)%

Adjusted operating benefits and expenses:
Interest sensitive product benefits	8,205	8,858	(7)%	15,831	19,223	(18)%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	635	746	(15)%	1,334	1,450	(8)%
Amortization of deferred acquisition costs	(633)	905	(170)%	4,422	(62)	(7,232)%
Other underwriting expenses	1,802	1,413	28%	3,579	2,566	39%
Total underwriting, acquisition and insurance expenses	1,804	3,064	(41)%	9,335	3,954	136%
Interest expense	1,213	1,212	—%	2,426	2,424	—%
Other expenses	7,225	6,635	9%	14,646	12,885	14%
Total adjusted operating benefits and expenses	18,447	19,769	(7)%	42,238	38,486	10%
	3,575	3,785	(6)%	3,824	8,196	(53)%
Net loss attributable to noncontrolling interest	88	41	115%	144	40	260%
Equity income (loss), before tax	43	769	(94)%	(43)	678	(106)%
Pre-tax adjusted operating income	$3,706	$4,595	(19)%	$3,925	$8,914	(56)%

Corporate and Other Segment - continued
	Three months ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019	Change
Other data
Average invested assets, at amortized cost net of allowance for credit losses (1)				$690,722	$698,709	(1)%
Other investment-related income included in net investment income (2)	$22	$367	(94)%	26	488	(95)%
Average aggregate interest sensitive account value (3)				358,951	361,570	(1)%
Death benefits, net of reinsurance and reserves released	4,852	5,453	(11)%	9,195	12,522	(27)%
Estimated impact on pre-tax adjusted operating income from separate account performance on amortization of deferred acquisition costs, deferred sales inducements and unearned revenue reserve (4)	1,850	600	208%	(1,550)	2,800	(155)%

(1)
Average invested assets, including investments held as securities and indebtedness of related parties and cash equivalents, is the average of investment balances at the beginning of the reporting period and as of the end of each quarter throughout the reporting period.

(2)	Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our payment speed assumptions on mortgage and other asset-backed securities.

(3)
Average aggregate interest sensitive account value is a measure used to monitor business volume of our variable universal life and variable annuity product lines and is calculated using a simple average of policyholder account values as of the beginning and end of the reporting period.

(4)
Amounts represent the estimated effect of market performance of policyholder funds invested in the separate accounts on actual and expected profits and the related impact on the value of deferred acquisition costs, deferred sales inducements and unearned revenue reserve.

Pre-tax adjusted operating income decreased for the Corporate and Other segment in the second quarter of 2020, compared to the prior year period, primarily due to a decrease in corporate investment income from lower yielding securities, partially offset by decreases in death benefits and in amortization of deferred acquisition costs resulting from the impact of market performance on our variable business. Pre-tax adjusted operating income decreased in the six months ended June 30, 2020, compared to the prior year period, primarily due to an increase in amortization of deferred acquisition costs resulting from the impact of market performance on our variable business, a decrease in corporate investment income from lower yielding securities and an increase in other underwriting expenses. The impact of these items were partially offset by a decrease in death benefits.

Death benefits, net of reinsurance and reserves released, decreased in the six months ended June 30, 2020, compared to the prior year period, due primarily to decreases in the average claim amounts, net of reinsurance and reserves released. Death benefits in the Corporate and Other segment for the second quarter of 2020 includes COVID-19 related claims totaling $0.3 million net of reserves released.

Amortization of deferred acquisition costs decreased during the second quarter of 2020 and increased in the six months ended June 30, 2020, compared to the prior year periods, primarily due to the impact of market performance on our variable business. See the “Impact of COVID-19 and Recent Business Environment” section above for additional information on market performance.

Other income and other expenses include fees and expenses from sales of brokered products and operating results of our non-insurance subsidiaries, which include wealth management services, advisory, management and leasing activities. Other income and other expenses increased in the second quarter of 2020 and six months ended June 30, 2020, compared to the prior year periods, primarily due to expanding our wealth management business. The expansion of our wealth management business has increased administrative costs along with the costs of implementing a new delivery platform to allow for additional product offerings and an enhanced customer experience. Revenues associated with our wealth management expansion increased modestly as we continue to develop this business, increasing $0.5 million in the second quarter of 2020 and $1.2 million during the six months ended June 30, 2020, compared to the prior year periods. Expenses, including commissions, associated with our wealth management expansion have increased $0.6 million in the second quarter of 2020 and $1.9 million during the six months ended June 30, 2020, compared to the prior year periods.

Equity Income (Loss)

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

Equity income (loss), net of related taxes, for the second quarter of 2020 was ($0.7) million compared with $1.4 million for the second quarter of 2019, and ($0.5) million for the six months ended June 30, 2020 compared with $1.6 million for the six months ended June 30, 2019. See Note 8 to our consolidated financial statements for further information.

Income Taxes on Adjusted Operating Income

The effective tax rate on adjusted operating income was 18.2% for the second quarter of 2020 and 15.9% for the six months ended June 30, 2020, compared with 15.3% for the second quarter of 2019 and 14.7% for the six months ended June 30, 2019. The effective tax rates differ from the federal statutory rate of 21% primarily due to the impact of LIHTC investments and tax-exempt investment income. During the second quarter of 2020, we changed our approach in estimating income taxes from a year-to-date approach that was utilized in the first quarter of 2020 to an annual estimated effective tax rate approach, resulting in a $0.9 million dollar increase in income taxes on adjusted operating income. See Note 1 to the consolidated financial statements for further information regarding our estimate of tax expenses for the second quarter of 2020 and the six months ended June 30, 2020.

Components of income tax
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Income tax expense	$(6,085)	$(5,511)	$(3,004)	$(11,787)
Income tax benefit (expense) on equity income	197	(373)	136	(432)
Income tax offset on net income adjustments	255	150	(5,633)	2,314
Income taxes on adjusted operating income	$(5,633)	$(5,734)	$(8,501)	$(9,905)

Income taxes on adjusted operating income before benefits of LIHTC investments	$(6,557)	$(6,633)	$(10,308)	$(11,709)
Amounts related to LIHTC investments	924	899	1,807	1,804
Income taxes on adjusted operating income	$(5,633)	$(5,734)	$(8,501)	$(9,905)

Impact of Adjustments to Net Income Attributable to FBL

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Realized gains (losses) on investments and change in fair value of equity securities and derivatives	$426	$444	$(27,643)	$11,290
Offsets: (1)
Change in amortization	134	(48)	(42)	(304)
Reserve change on interest sensitive products	656	315	861	30
Income tax	(255)	(150)	5,633	(2,314)
Net impact of adjustments to net income	$961	$561	$(21,191)	$8,702
Net impact per common share - basic and assuming dilution	$0.04	$0.02	$(0.86)	$0.36

(1)
The items excluded from adjusted operating income impact the amortization of deferred acquisition costs and unearned revenue reserve. Certain interest sensitive reserves as well as income taxes are also impacted.

Realized Gains (Losses) on Investments
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Realized gains (losses) on investments:
Realized gains	$182	$218	$194	$5,990
Realized losses	(1,747)	(304)	(1,929)	(338)
Change in unrealized gains/losses on equity securities	4,318	463	(8,913)	4,882
Total other-than-temporary impairment losses	—	—	—	(869)
Total allowance for credit losses	(497)	—	(12,758)	—
Net realized investment gains (losses)	$2,256	$377	$(23,406)	$9,665

The level of realized gains (losses) is subject to fluctuation from period to period due to movements in credit spreads and prevailing interest rates, changes in the economic environment, the timing of the sales of the investments generating the realized gains and losses, as well as the timing of allowances, impairments, recovery of allowances and unrealized gains and losses on equity securities. See “Financial Condition - Investments” and Note 2 to our consolidated financial statements for details regarding our unrealized gains and losses on available-for-sale securities at June 30, 2020 and December 31, 2019.

Investment Credit Impairment Losses Recognized in Net Income
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Corporate securities:
Consumer Products	$972	$—	$972	$—
Financial	(385)	—	5,045	—
Energy	169	—	6,885	—
Other asset-backed	317	—	317	869
Mortgage loans	(576)	—	(461)	—
Total allowance for credit losses (2020); other-than-temporary impairment losses (2019) reported in net income	$497	$—	$12,758	$869

Allowance for credit losses for the six months ended June 30, 2020 include an energy sector bond, a consumer products bond, and two financial sector bonds impaired to fair value caused by ongoing weakness in operating performance in addition to an asset backed bond due to a decline in expected cash flows. Other-than-temporary credit impairment losses for the six months ended June 30, 2019 include an asset-backed bond due to a decline in expected cash flows.

Financial Condition

Investments

Our investment portfolio increased 4.1% to $9,461.5 million at June 30, 2020 compared to $9,091.6 million at December 31, 2019. The portfolio increase is primarily due to a $231.3 million increase in the net unrealized appreciation of fixed maturities. The increase in unrealized appreciation is the result of a decrease in market interest rates driven by a decrease in Treasury rates. Additional details regarding securities in an unrealized gain or loss position at June 30, 2020 are included in the discussion that follows and in Note 2 to our consolidated financial statements. Details regarding investment impairments are discussed above in the “Realized Gains (Losses) on Investments” section under “Results of Operations.”

We manage the investment portfolio to optimize risk-adjusted yield within the context of prudent asset-liability management. We evaluate multiple cash flow testing scenarios as part of this process. The Company’s investment policy calls for investing primarily in high quality fixed maturities and commercial mortgage loans.

Fixed Maturity Acquisitions Selected Information
	Six months ended June 30,
	2020	2019
	(Dollars in thousands)
Cost of acquisitions:
Corporate	$199,362	$192,180
Mortgage- and asset-backed	171,161	152,187
United States Government and agencies	25,212	—
Tax-exempt municipals	13,030	18,692
Total	$408,765	$363,059
Effective annual yield	3.36%	4.18%
Credit quality
NAIC 1 designation	72.4%	65.3%
NAIC 2 designation	18.7%	34.7%
Non-investment grade	8.9%	—%
Weighted-average life in years	9.0	16.0
The table above summarizes selected information for fixed maturity purchases. The effective annual yield shown is the yield calculated to the “first-call” date. For non-callable bonds, the first-call date is the maturity date. The weighted-average life is calculated using scheduled pay-downs and expected prepayments for amortizing securities. For non-amortizing securities, the weighted-average life is equal to the stated maturity date.

A portion of the securities acquired during the six months ended June 30, 2020 and June 30, 2019 were acquired with the proceeds from advances on our funding agreements with the FHLB. The securities acquired to support these funding agreements often carry a lower average yield than securities acquired to support our other insurance products, due to the shorter maturity and relatively low interest rate paid on those advances. In addition, certain municipal securities acquired are exempt from federal income taxes, and accordingly have a higher actual return than reflected in the yields stated above. The average yield of the securities acquired, excluding the securities supporting the funding agreements and using a tax-adjusted yield for the municipal securities, was 4.11% during the six months ended June 30, 2020 and was 4.24% during the six months ended June 30, 2019.

Investment Portfolio Summary
	June 30, 2020		December 31, 2019
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities - available for sale:
Public	$6,017,664	63.6%	$5,763,570	63.4%
144A private placement	1,814,607	19.2	1,699,924	18.7
Private placement	275,228	2.9	239,134	2.6
Total fixed maturities - available for sale	8,107,499	85.7	7,702,628	84.7
Equity securities	91,857	1.0	100,228	1.1
Mortgage loans	990,872	10.5	1,011,678	11.2
Real estate	955	—	955	—
Policy loans	200,923	2.1	201,589	2.2
Short-term investments	16,240	0.2	11,865	0.1
Other investments	53,163	0.5	62,680	0.7
Total investments	$9,461,509	100.0%	$9,091,623	100.0%

As of June 30, 2020, 96.4% (based on carrying value) of the available-for-sale fixed maturities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of June 30, 2020, no single non-investment grade holding exceeded 0.2% of total investments.

Credit Quality by NAIC Designation and Equivalent Rating
		June 30, 2020		December 31, 2019
NAIC Designation	Equivalent Rating (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$5,506,491	67.9%	$5,255,079	68.2%
2	BBB	2,313,403	28.5	2,268,920	29.5
	Total investment grade	7,819,894	96.4	7,523,999	97.7
3	BB	223,062	2.7	123,120	1.6
4	B	54,294	0.7	38,272	0.5
5	CCC	5,621	0.1	17,231	0.2
6	In or near default	4,628	0.1	6	—
	Total below investment grade	287,605	3.6	178,629	2.3
	Total fixed maturities - available for sale	$8,107,499	100.0%	$7,702,628	100.0%

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

Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification
	June 30, 2020
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$345,703	$328,798	$39,088	$16,905	$(1,522)
Capital goods	319,869	310,640	38,689	9,229	(414)
Communications	157,506	150,977	25,688	6,529	(349)
Consumer cyclical	188,332	169,762	19,757	18,570	(2,132)
Consumer non-cyclical	674,603	635,005	109,117	39,598	(2,838)
Energy	418,132	343,126	37,327	75,006	(10,669)
Finance	714,600	644,122	65,701	70,478	(2,009)
Transportation	136,248	125,308	16,959	10,940	(373)
Utilities	176,862	174,264	23,064	2,598	(18)
Technology	865,019	860,120	165,366	4,899	(449)
Other	23,824	23,824	1,614	—	—
Total corporate securities	4,020,698	3,765,946	542,370	254,752	(20,773)
Mortgage- and asset-backed securities	2,593,652	2,229,328	239,410	364,324	(18,042)
United States Government and agencies	38,643	38,643	3,065	—	—
States and political subdivisions	1,454,506	1,437,238	173,335	17,268	(719)
Total	$8,107,499	$7,471,155	$958,180	$636,344	$(39,534)

	December 31, 2019
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$337,004	$330,254	$33,472	$6,750	$(259)
Capital goods	302,566	292,480	28,427	10,086	(278)
Communications	143,907	139,092	17,900	4,815	(453)
Consumer cyclical	154,744	145,584	12,971	9,160	(357)
Consumer non-cyclical	611,618	554,145	68,658	57,473	(4,057)
Energy	420,805	384,898	42,177	35,907	(6,637)
Finance	692,341	667,173	62,295	25,168	(2,287)
Transportation	129,421	116,659	11,186	12,762	(415)
Utilities	158,073	155,105	15,617	2,968	(23)
Technology	804,317	770,167	123,232	34,150	(765)
Other	24,154	24,154	2,114	—	—
Total corporate securities	3,778,950	3,579,711	418,049	199,239	(15,531)
Mortgage- and asset-backed securities	2,432,382	2,092,650	144,832	339,732	(5,956)
United States Government and agencies	14,123	11,629	1,711	2,494	(5)
States and political subdivisions	1,477,173	1,451,870	145,125	25,303	(866)
Total	$7,702,628	$7,135,860	$709,717	$566,768	$(22,358)

Credit Quality of Available-for-Sale Fixed Maturities with Unrealized Losses
		June 30, 2020
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$330,868	52.0%	$(13,597)	34.4%
2	BBB	180,571	28.4	(9,720)	24.6
	Total investment grade	511,439	80.4	(23,317)	59.0
3	BB	101,114	15.9	(13,527)	34.2
4	B	23,786	3.7	(2,690)	6.8
6	In or near default	5	—	—	—
	Total below investment grade	124,905	19.6	(16,217)	41.0
	Total	$636,344	100.0%	$(39,534)	100.0%

		December 31, 2019
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$394,099	69.5%	$(6,932)	31.0%
2	BBB	103,400	18.2	(3,093)	13.8
	Total investment grade	497,499	87.7	(10,025)	44.8
3	BB	37,184	6.6	(5,096)	22.9
4	B	22,928	4.1	(1,616)	7.2
5	CCC	9,150	1.6	(5,621)	25.1
6	In or near default	7	—	—	—
	Total below investment grade	69,269	12.3	(12,333)	55.2
	Total	$566,768	100.0%	$(22,358)	100.0%

Available-For-Sale Fixed Maturities with Unrealized Losses by Length of Time
	June 30, 2020
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$2,845	$80,440	$(1,029)	$(2,573)
Greater than three months to six months	—	406,455	—	(17,881)
Greater than six months to nine months	—	7,954	—	(234)
Greater than nine months to twelve months	—	25,527	—	(1,143)
Greater than twelve months	5,942	146,715	(2,205)	(14,469)
Total	$8,787	$667,091	$(3,234)	$(36,300)

Available-For-Sale Fixed Maturities with Unrealized Losses by Length of Time
	December 31, 2019
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$255,507	$—	$(3,518)
Greater than three months to six months	—	98,253	—	(2,093)
Greater than six months to nine months	—	13,944	—	(464)
Greater than nine months to twelve months	—	—	—	—
Greater than twelve months	25,805	195,617	(8,444)	(7,839)
Total	$25,805	$563,321	$(8,444)	$(13,914)

Available-For-Sale Fixed Maturities with Unrealized Losses by Maturity Date
	June 30, 2020		December 31, 2019
	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Due in one year or less	$3,994	$(6)	$1,498	$(2)
Due after one year through five years	58,894	(2,540)	17,902	(3,340)
Due after five years through ten years	62,949	(5,149)	32,003	(478)
Due after ten years	146,183	(13,797)	175,633	(12,582)
	272,020	(21,492)	227,036	(16,402)
Mortgage- and asset-backed	364,324	(18,042)	339,732	(5,956)
Total	$636,344	$(39,534)	$566,768	$(22,358)

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

Our direct exposure to the Alt-A home equity and subprime first-lien sectors is limited to investments in structured securities collateralized by senior tranches of residential mortgage loans. We also have a partnership interest in one fund at June 30, 2020 and December 31, 2019, that owns securities backed by Alt-A home equity, subprime first-lien and adjustable rate mortgage collateral. The fund is reported as securities and indebtedness of related parties in our consolidated balance sheets with a fair value of $1.1 million at June 30, 2020 and $1.4 million at December 31, 2019. We do not own any direct investments in subprime lenders.

Mortgage- and Asset-Backed Securities by Collateral Type
	June 30, 2020			December 31, 2019
	Amortized Cost	Carrying Value	Percent of Fixed Maturities	Amortized Cost	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Government agency	$216,047	$247,832	3.1%	$220,209	$236,734	3.1%
Prime	350,710	373,443	4.6	338,795	357,769	4.6
Alt-A	62,722	72,147	0.9	68,483	80,732	1.0
Subprime	125,261	130,805	1.6	133,410	144,485	1.9
Commercial mortgage	982,761	1,140,401	14.1	969,453	1,045,473	13.6
Collateralized loan obligation	215,520	208,006	2.6	186,671	185,427	2.4
Non-mortgage	419,580	421,018	5.2	376,485	381,762	5.0
Total	$2,372,601	$2,593,652	32.1%	$2,293,506	$2,432,382	31.6%

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

Residential Mortgage-Backed Securities by NAIC Designation and Origination Year
	June 30, 2020
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$55,502	$57,178	$57,812	$70,034	$508,036	$554,893	$621,350	$682,105
2	—	—	674	559	—	—	674	559
3	214	217	170	180	—	—	384	397
4	—	—	4,191	4,779	—	—	4,191	4,779
5	—	—	3,109	3,972	—	—	3,109	3,972
6	5	5	—	—	—	—	5	5
Total	$55,721	$57,400	$65,956	$79,524	$508,036	$554,893	$629,713	$691,817

	December 31, 2019
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$60,698	$62,145	$61,993	$80,465	$495,061	$519,147	$617,752	$661,757
3	279	275	1,113	1,080	—	—	1,392	1,355
4	—	—	4,297	5,372	—	—	4,297	5,372
5	—	—	3,216	3,898	—	—	3,216	3,898
6	6	6	—	—	—	—	6	6
Total	$60,983	$62,426	$70,619	$90,815	$495,061	$519,147	$626,663	$672,388

The commercial mortgage-backed securities (CMBS) are primarily sequential securities. CMBS typically have cash flows that are less subject to refinance risk than residential mortgage-backed securities principally due to prepayment restrictions on many of the underlying commercial mortgage loans.

Commercial Mortgage-Backed Securities by NAIC Designation and Origination Year
	June 30, 2020
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$7,656	$8,589	$92,518	$112,092	$841,312	$973,392	$941,486	$1,094,073
2	—	—	41,275	46,328	—	—	41,275	46,328
Total (1)	$7,656	$8,589	$133,793	$158,420	$841,312	$973,392	$982,761	$1,140,401

	December 31, 2019
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$7,908	$8,851	$93,249	$110,805	$826,744	$880,702	$927,901	$1,000,358
2	—	—	41,552	45,115	—	—	41,552	45,115
Total (1)	$7,908	$8,851	$134,801	$155,920	$826,744	$880,702	$969,453	$1,045,473

(1)
The CMBS portfolio included government agency-backed securities with a carrying value of $923.1 million at June 30, 2020 and $845.5 million at December 31, 2019. Also included in the CMBS portfolio are military housing bonds totaling $166.3 million at June 30, 2020 and $163.9 million at December 31, 2019. These bonds are used to fund the construction of multi-family homes on United States military bases. The bonds are backed by a first mortgage lien on residential military housing projects.

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

Other Asset-Backed Securities by NAIC Designation and Origination Year
	June 30, 2020
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$5,787	$5,382	$125,442	$134,322	$505,811	$500,191	$637,040	$639,895
2	—	—	—	—	106,587	105,728	106,587	105,728
3	159	160	—	—	11,915	11,637	12,074	11,797
4	1,289	1,373	—	—	1,410	1,231	2,699	2,604
5	—	—	—	—	1,727	1,410	1,727	1,410
Total	$7,235	$6,915	$125,442	$134,322	$627,450	$620,197	$760,127	$761,434

Other Asset-Backed Securities by NAIC Designation and Origination Year
	December 31, 2019
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$6,188	$5,981	$134,272	$147,913	$435,077	$435,779	$575,537	$589,673
2	1,396	1,488	1,547	1,608	113,762	116,354	116,705	119,450
3	163	160	—	—	3,230	3,483	3,393	3,643
5	—	—	—	—	1,755	1,755	1,755	1,755
Total	$7,747	$7,629	$135,819	$149,521	$553,824	$557,371	$697,390	$714,521

State and Political Subdivision Securities

State and political subdivision securities totaled $1,454.5 million, or 17.9% of total fixed maturities, at June 30, 2020, and $1,477.2 million, or 19.2% of total fixed maturities at December 31, 2019 and include investments in general obligation, revenue and municipal housing bonds. Our investment strategy is to utilize municipal bonds in addition to corporate bonds, as we believe they provide additional diversification and have historically low default rates compared with similarly rated corporate bonds. We evaluate the credit strength of the underlying issues on both a quantitative and qualitative basis, excluding insurance, prior to acquisition. The majority of the municipal bonds we hold are investment grade credits without consideration of insurance. Our municipal bonds are well diversified by type and geography with the top exposure being water and sewer revenue bonds. Our municipal bond holdings were trading at 113.5% of amortized cost at June 30, 2020. We do not hold any Puerto Rico-related bonds. Exposure to the state of Illinois and municipalities within the state accounted for 1.1% of our total fixed maturities at June 30, 2020. As of June 30, 2020, our Illinois-related portfolio holdings were rated investment grade and were trading at 118.3% of amortized cost.

Mortgage Loans

Mortgage loans totaled $990.9 million at June 30, 2020 and $1,011.7 million at December 31, 2019. Our mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. The total number of commercial mortgage loans outstanding was 211 at June 30, 2020 and 209 at December 31, 2019. In the first six months of 2020, new loans ranged from $4.4 million to $6.8 million in size, with an average loan size of $5.7 million, an average loan term of 13 years and an average net yield of 3.48%. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. The majority of our mortgage loans amortize principal, with 8.5% that are interest-only loans as of June 30, 2020. At June 30, 2020, the average loan-to-value of the current outstanding principal balance using the most recent appraised value was 51.1% and the weighted average debt service coverage ratio was 1.7 based on the results of our 2019 annual study. See Note 2 to our consolidated financial statements for further discussion regarding our mortgage loans.

Other Assets and Liabilities

	June 30, 2020	December 31, 2019	Percentage change
Selected other assets:
Cash and cash equivalents	15,777	17,277	(8.7)%
Reinsurance recoverable	110,991	107,498	3.2%
Deferred acquisition costs	231,572	289,456	(20.0)%
Other assets	163,666	167,940	(2.5)%
Assets held in separate accounts	599,203	645,881	(7.2)%
Selected other liabilities:
Future policy benefits	7,617,731	7,393,549	3.0%
Other policyholder funds	596,078	597,256	(0.2)%
Deferred income taxes	178,676	152,373	17.3%
Other liabilities	91,717	107,013	(14.3)%
Liabilities held in separate accounts	599,203	645,881	(7.2)%

Cash and cash equivalents decreased primarily due to normal fluctuations in timing of payments made and received. Deferred acquisition costs decreased compared to the prior year end primarily due to a $61.8 million increase in the impact of the change in net unrealized appreciation on fixed maturity securities during the period. Assets and liabilities held in separate accounts decreased due to market performance on the underlying investment portfolios and surrenders exceeding premiums on this closed block of business.

Future policy benefits increased primarily due to increases in our funding agreements with the FHLB. Deferred income taxes increased primarily due to the tax impact of the change in unrealized appreciation/depreciation on investments. Other liabilities decreased due to the timing of settling short-term obligations.

Stockholders’ Equity

As discussed in Note 6 to our consolidated financial statements, stockholders’ equity was impacted by capital deployment actions during the six months ended June 30, 2020, which included a special cash dividend of $1.50 per share on Class A and Class B common stock and an increase in our regular quarterly dividend by 4.2% to $0.50 per share.

	June 30, 2020	December 31, 2019	Percentage change
	(dollars in thousands, except per share data)
Total FBL Financial Group, Inc. stockholders’ equity	$1,567,803	$1,485,757	5.5%
Common stockholders’ equity	1,564,803	1,482,757	5.5%

Book value per share	$63.76	$60.12	6.1%
Less: Per share impact of accumulated other comprehensive income	19.63	14.39	36.4%
Book value per share, excluding accumulated other comprehensive income (1)	$44.13	$45.73	(3.5)%

(1)
Book value per share excluding accumulated other comprehensive income is a non-GAAP financial measure. Since accumulated other comprehensive income fluctuates from quarter to quarter due to unrealized changes in the fair value of investments caused principally by changes in market interest rates, we believe this non-GAAP financial measure provides useful supplemental information.

Our stockholders’ equity increased compared to the prior year end primarily due to the change in unrealized appreciation on fixed maturity securities during the period, partially offset by dividends paid.

Liquidity and Capital Resources

Cash Flows

During the first six months of 2020, our operating activities generated cash flows totaling $93.9 million, consisting of net income of $23.6 million adjusted for non-cash operating revenues and expenses netting to $70.3 million. We used cash of $179.3 million in our investing activities during the 2020 period. The primary uses were $474.1 million of investment acquisitions, mostly in fixed maturity securities, partially offset by $304.5 million in sales, maturities and repayments of investments. Our financing activities provided cash of $83.8 million during the 2020 period. The primary financing source was $449.4 million in receipts from interest sensitive products credited to policyholder account balances, which was offset by $299.6 million for return of policyholder account balances on interest sensitive products and $61.7 million for dividends paid to stockholders. The change in policyholder account balances includes a net increase of $169.6 million in funding agreements with the FHLB during the first six months of 2020.

Sources and Uses of Capital Resources

Parent company cash inflows from operations consist primarily of fees that it charges various subsidiaries and affiliates for management of their operations, expense reimbursements and tax settlements from subsidiaries and affiliates, investment income, and dividends from subsidiaries, if declared and paid. Revenue sources for the parent company during the six months ended June 30, 2020 included management fees from subsidiaries and affiliates totaling $4.2 million and dividends of $62.5 million. Cash outflows are principally for salaries, taxes and other expenses related to providing management services, contributions to non-insurance subsidiaries, dividends on outstanding stock, stock repurchases and interest on our parent company debt.

We paid regular cash dividends on our common and preferred stock during the six-month period ended June 30 totaling $24.7 million in 2020 and $23.7 million in 2019. In addition, we paid a special $1.50 per common share cash dividend totaling $37.0 million in March 2020 and March 2019. It is anticipated that quarterly cash dividend requirements for 2020 will be $0.0075 per Series B redeemable preferred share and $0.50 per common share. Common stock dividend rates are analyzed quarterly and are dependent upon our capital and liquidity positions. In addition, alternative uses of excess capital may impact future dividend levels. Assuming these quarterly dividend rates, the common and preferred dividends would total approximately $24.6 million for the remainder of 2020. The parent company expects to have sufficient resources and cash flows to meet its interest and dividend payments throughout 2020. The parent company had available cash and investments totaling $29.3 million at June 30, 2020. The parent company expects to rely on available cash resources, dividends from Farm Bureau Life and management fee income to make dividend payments to its stockholders, interest payments on its debt and to fund any capital initiatives such as stock repurchases. In addition, our parent company and Farm Bureau Life have entered into a reciprocal line of credit arrangement, which provides additional liquidity for either entity up to $20.0 million. We had no material commitments for capital expenditures as of June 30, 2020.

As discussed in Note 6 to our consolidated financial statements, we have periodically taken advantage of opportunities to repurchase our outstanding Class A common stock through Class A common stock repurchase programs approved by our Board of Directors. At June 30, 2020, $31.9 million remains available for repurchase under the current Class A common stock repurchase program. Under this program, we repurchased 129,588 shares for $4.4 million during the six months ended June 30, 2020. Completion of this program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

Interest payments on our debt totaled $2.4 million for the six months ended June 30, 2020 and June 30, 2019. Interest payments on our debt outstanding at June 30, 2020 are estimated to be $2.4 million for the remainder of 2020.

Farm Bureau Life’s cash inflows primarily consist of premiums; deposits to policyholder account balances; income from investments; sales, maturities and calls of investments; and repayments of investment principal. Farm Bureau Life’s cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, current operating expenses and dividends. Life insurance companies generally produce a positive cash flow that may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. Continuing operations and financing activities from Farm Bureau Life relating to interest sensitive products provided funds totaling $247.1 million for the six months ended June 30, 2020 and $96.1 million for the prior year period.

Farm Bureau Life’s ability to pay dividends to the parent company is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. At December 31, 2019, Farm Bureau Life’s statutory unassigned surplus was $508.9 million. There are certain additional limits on the amount of dividends that may be paid within a year without approval of the Insurance Division, Department of Commerce of the State of Iowa as discussed in Note 7 to our consolidated financial statements included in Item 8 of our Form 10-K for the year ended December 31, 2019. During the remainder of 2020, the maximum amount legally available for distribution to the parent company without further regulatory approval is $36.0 million.

We manage the amount of capital held by our insurance subsidiaries to ensure they meet regulatory requirements. State laws specify regulatory actions if an insurer’s risk-based capital (RBC) ratio, a measure of solvency, falls below certain levels. The NAIC has a standard formula for annually assessing RBC based on the various risk factors related to an insurance company’s capital and surplus, including insurance, business, asset and interest rate risks. The insurance regulators monitor the level of RBC against a statutory “authorized control level” RBC at which point regulators have the option to assume control of the insurance company. The company action level RBC is 200% of the authorized control level and is the first point at which any action would be triggered. Our adjusted capital and RBC is reported to our insurance regulators annually based on formulas that may be revised throughout the year. We estimate our adjusted capital and RBC quarterly; however, these estimates may differ from actual results. As of June 30, 2020, Farm Bureau Life’s statutory total adjusted capital is estimated at $694.7 million, resulting in an RBC ratio of 527%, based on company action level capital of $131.9 million.

On a consolidated basis, we anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally-generated funds. However, there can be no assurance that future experience regarding benefits and surrenders will be similar to historic experience since benefits and surrender levels are influenced by such factors as the interest rate environment, our financial strength ratings, the economy and other factors that impact policyholder behavior. COVID-19 had a significant impact to the U.S. economy during the first quarter of 2020, followed by signs of economic recovery in the second quarter of 2020. Although there has been an impact to the values of certain assets and liabilities due to market volatility associated with COVID-19, we expect to continue generating sufficient funds from operations to maintain sufficient liquidity. Our investment portfolio at June 30, 2020, included $16.2 million of short-term investments, $15.8 million of cash and cash equivalents and $606.9 million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value. In addition, Farm Bureau Life is a member of the FHLB, which provides a source for additional liquidity, if needed. This membership allows us to utilize fixed or floating rate advances offered by the FHLB and secured by qualifying collateral. Our total capacity to utilize such advances is impacted by multiple factors including the market value of eligible collateral, our level of statutory admitted assets and excess reserves and our willingness or capacity to hold activity-based FHLB common stock.

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

Our internal control over financial reporting changes from time-to-time as we modify and enhance our systems and processes to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. In addition, minor modifications regarding how control procedures are executed and documented have been made with the operational changes required in response to COVID-19. While changes have taken place in our internal controls during the quarter ended June 30, 2020, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic experienced across the United States during 2020 negatively impacted the U.S. economy and caused significant societal disruption, as businesses were forced to close, and individuals were asked to practice social distancing. The COVID-19 pandemic has adversely affected our business and we expect it will continue to do so for an uncertain period of time. The future impact of COVID-19 or any other pandemic on our business cannot be predicted with certainty, but may include, without limitation, decreases in demand for or sales of our products, increases in death benefits and other expenses, decreases in the value of our investment portfolio and/or decreases in our stockholders’ equity.

The COVID-19 pandemic has also had the effect of heightening many of the other risks disclosed in the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Repurchases of Equity Securities

The following table sets forth issuer purchases of equity securities for the quarter ended June 30, 2020.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2020 through April 30, 2020	100	$35.03	100	$35,509,397
May 1, 2020 through May 31, 2020	25,009	33.39	25,009	$34,674,390
June 1, 2020 through June 30, 2020	79,954	34.54	79,954	$31,912,732
Total	105,063	$34.27

We have $31.9 million available under the repurchase program announced on March 1, 2018, which will expire March 31, 2022. The program authorizes us to make repurchases of Class A common stock in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. Completion of the program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares, if any, that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

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
101+
Interactive Data Files formatted in iXBRL (Inline eXtensible Business Reporting Language) from FBL Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2020 as follows: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Financial Statements

104	Cover Page Interactive Data File formatted as iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

+	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2020

FBL FINANCIAL GROUP, INC.

By	/s/ Daniel D. Pitcher
Daniel D. Pitcher
Chief Executive Officer (Principal Executive Officer)

By	/s/ Donald J. Seibel
Donald J. Seibel
Chief Financial Officer and Treasurer (Principal Financial Officer)

By	/s/ Anthony J. Aldridge
Anthony J. Aldridge
Chief Accounting Officer (Principal Accounting Officer)