Form 10-Q
period 2020-09-30
FBL FINANCIAL GROUP INC
filed 2020-11-05
CIK 1012771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Title of each class	Outstanding at November 2, 2020
Class A Common Stock, without par value	24,383,110
Class B Common Stock, without par value	11,413

(This page has been intentionally left blank.)

FBL FINANCIAL GROUP, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

ITEM 1. FINANCIAL STATEMENTS

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	September 30, 2020	December 31, 2019
Assets
Investments:
Fixed maturities - available for sale, at fair value (amortized cost 2020 - $7,256,832, 2019 - $7,015,269; and allowance for credit losses 2020 - 12,095, 2019 - $0)	$8,244,477	$7,702,628
Equity securities at fair value (cost: 2020 - $95,409, 2019 - $95,269)	93,269	100,228
Mortgage loans (net of allowance for credit losses 2020 - 1,924, 2019 - $0)	972,210	1,011,678
Real estate	955	955
Policy loans	197,009	201,589
Short-term investments	18,434	11,865
Other investments	55,639	62,680
Total investments	9,581,993	9,091,623

Cash and cash equivalents	15,030	17,277
Securities and indebtedness of related parties	80,494	74,791
Accrued investment income	76,164	72,332
Amounts receivable from affiliates	2,421	4,357
Reinsurance recoverable	112,382	107,498
Deferred acquisition costs	201,022	289,456
Value of insurance in force acquired	2,384	2,624
Current income taxes recoverable	4,786	6,427
Other assets	159,824	167,940
Assets held in separate accounts	616,381	645,881

Total assets	$10,852,881	$10,480,206

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

	September 30, 2020	December 31, 2019
Liabilities and stockholders’ equity
Liabilities:
Future policy benefits:
Interest sensitive products	$5,747,604	$5,548,212
Traditional life insurance and accident and health products	1,881,838	1,845,337
Other policy claims and benefits	49,409	46,883
Supplementary contracts without life contingencies	282,715	296,915
Advance premiums and other deposits	258,165	253,458
Amounts payable to affiliates	609	1,218
Long-term debt	97,000	97,000
Deferred income taxes	187,161	152,373
Other liabilities	113,744	107,013
Liabilities related to separate accounts	616,381	645,881
Total liabilities	9,234,626	8,994,290

Stockholders’ equity:
FBL Financial Group, Inc. stockholders’ equity:
Preferred stock, without par value, at liquidation value - authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 24,383,110 shares in 2020 and 24,652,802 shares in 2019	150,990	152,661
Class B common stock, without par value - authorized 1,500,000 shares, issued and outstanding 11,413 shares in 2020 and 2019	72	72
Accumulated other comprehensive income	529,087	354,764
Retained earnings	935,080	975,260
Total FBL Financial Group, Inc. stockholders’ equity	1,618,229	1,485,757
Noncontrolling interest	26	159
Total stockholders’ equity	1,618,255	1,485,916
Total liabilities and stockholders’ equity	$10,852,881	$10,480,206

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues:
Interest sensitive product charges	$35,420	$31,135	$100,049	$94,935
Traditional life insurance premiums	47,792	46,982	147,429	147,361
Net investment income	105,856	101,478	291,208	316,012
Net realized capital gains (losses)	1,991	696	(8,657)	11,230
Change in allowance for credit losses on investments	1,903	—	(10,855)	—
Other-than-temporary impairment losses	—	(50)	—	(919)
Other income	4,883	4,417	14,647	12,501
Total revenues	197,845	184,658	533,821	581,120

Benefits and expenses:
Interest sensitive product benefits	79,803	67,147	203,257	202,966
Traditional life insurance benefits	45,529	42,877	136,849	131,512
Policyholder dividends	1,733	2,441	5,879	7,539
Underwriting, acquisition and insurance expenses	38,131	39,197	111,044	114,334
Interest expense	1,212	1,213	3,638	3,637
Other expenses	7,878	5,764	22,524	18,649
Total benefits and expenses	174,286	158,639	483,191	478,637
	23,559	26,019	50,630	102,483
Income tax	(2,883)	(1,642)	(5,887)	(13,429)
Equity income (loss), net of related income taxes	277	799	(238)	2,423
Net income	20,953	25,176	44,505	91,477
Net (income) loss attributable to noncontrolling interest	21	(47)	165	(7)
Net income attributable to FBL Financial Group, Inc.	$20,974	$25,129	$44,670	$91,470

Earnings per common share	$0.85	$1.01	$1.81	$3.69
Earnings per common share - assuming dilution	$0.85	$1.01	$1.81	$3.69

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income	$20,953	$25,176	$44,505	$91,477
Other comprehensive income (1)
Change in net unrealized investment gains/losses	47,211	103,172	173,577	314,228
Change in underfunded status of postretirement benefit plans	250	210	746	629
Total other comprehensive income, net of tax	47,461	103,382	174,323	314,857
Total comprehensive income, net of tax	68,414	128,558	218,828	406,334
Comprehensive (income) loss attributable to noncontrolling interest	21	(47)	165	(7)
Total comprehensive income applicable to FBL Financial Group, Inc.	$68,435	$128,511	$218,993	$406,327

(1)Other comprehensive income is recorded net of deferred income taxes and other adjustments for assumed changes in deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands)

	FBL Financial Group, Inc. Stockholders’ Equity
	Series B Preferred Stock	Class A and Class B Common Stock	Accumulated Other Comprehensive Income	Retained Earnings	Non- controlling Interest	Total Stockholders’ Equity
Balance at July 1, 2019	$3,000	$152,526	$302,793	$939,143	$80	$1,397,542
Net income - three months ended September 30, 2019	—	—	—	25,129	47	25,176
Other comprehensive income	—	—	103,382	—	—	103,382
Stock-based compensation	—	112	—	—	—	112
Dividends on preferred stock	—	—	—	(37)	—	(37)
Dividends on common stock	—	—	—	(11,838)	—	(11,838)
Balance at September 30, 2019	$3,000	$152,638	$406,175	$952,397	$127	$1,514,337

Balance at July 1, 2020	$3,000	$152,240	$481,626	$930,937	$(42)	$1,567,761
Net income - three months ended September 30, 2020	—	—	—	20,974	(21)	20,953
Other comprehensive income	—	—	47,461	—	—	47,461
Stock-based compensation	—	(184)	—	—	—	(184)
Purchase of common stock	—	(994)	—	(4,597)	—	(5,591)
Dividends on preferred stock	—	—	—	(37)	—	(37)
Dividends on common stock	—	—	—	(12,197)	—	(12,197)
Receipt related to noncontrolling interest	—	—	—	—	89	89
Balance at September 30, 2020	$3,000	$151,062	$529,087	$935,080	$26	$1,618,255

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
(Dollars in thousands)

	FBL Financial Group, Inc. Stockholders’ Equity
	Series B Preferred Stock	Class A and Class B Common Stock	Accumulated Other Comprehensive Income	Retained Earnings	Non- controlling Interest	Total Stockholders’ Equity
Balance at January 1, 2019	$3,000	$152,724	$91,318	$937,097	$120	$1,184,259
Cumulative effect of change in accounting principle related to leases	—	—	—	595	—	595
Net income - nine months ended September 30, 2019	—	—	—	91,470	7	91,477
Other comprehensive income	—	—	314,857	—	—	314,857
Stock-based compensation	—	324	—	—	—	324
Purchase of common stock	—	(410)	—	(4,167)	—	(4,577)
Dividends on preferred stock	—	—	—	(112)	—	(112)
Dividends on common stock	—	—	—	(72,486)	—	(72,486)
Balance at September 30, 2019	$3,000	$152,638	$406,175	$952,397	$127	$1,514,337

Balance at January 1, 2020	$3,000	$152,733	$354,764	$975,260	$159	$1,485,916
Cumulative effect of change in accounting principle related to current expected credit loss	—	—	—	(2,685)	—	(2,685)
Net income - nine months ended September 30, 2020	—	—	—	44,670	(165)	44,505
Other comprehensive income	—	—	174,323	—	—	174,323
Stock-based compensation	—	126	—	—	—	126
Purchase of common stock	—	(1,797)	—	(8,203)	—	(10,000)
Dividends on preferred stock	—	—	—	(112)	—	(112)
Dividends on common stock	—	—	—	(73,850)	—	(73,850)
Receipt related to noncontrolling interest	—	—	—	—	32	32
Balance at September 30, 2020	$3,000	$151,062	$529,087	$935,080	$26	$1,618,255

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Nine months ended September 30,
	2020	2019
Operating activities
Net income	$44,505	$91,477
Adjustments to reconcile net income to net cash provided by operating activities:
Interest credited to account balances	126,343	119,250
Charges for mortality, surrenders and administration	(98,882)	(94,277)
Net realized (gains) losses on investments	19,512	(10,311)
Change in fair value of derivatives	2,804	2,239
Increase in liabilities for life insurance and other future policy benefits	60,304	49,307
Deferral of acquisition costs	(25,462)	(31,908)
Amortization of deferred acquisition costs and value of insurance in force	28,606	27,589
Change in reinsurance recoverable	(4,096)	(994)
Provision for deferred income taxes	(10,838)	6,051
Other	15,269	(7,130)
Net cash provided by operating activities	158,065	151,293

Investing activities
Sales, maturities or repayments:
Fixed maturities - available for sale	416,454	489,597
Equity securities	2,661	15,109
Mortgage loans	82,394	74,970
Derivative instruments	14,316	9,201
Policy loans	29,651	27,436
Securities and indebtedness of related parties	5,158	6,941
Other long-term investments	4,144	3,686
Acquisitions:
Fixed maturities - available for sale	(635,002)	(577,634)
Equity securities	(2,708)	(14,545)
Mortgage loans	(44,850)	(35,202)
Derivative instruments	(2,401)	(14,325)
Policy loans	(25,071)	(30,424)
Securities and indebtedness of related parties	(13,657)	(16,189)
Other long-term investments	(9,671)	(4,397)
Short-term investments, net change	(6,569)	(7,030)
Purchases and disposals of property and equipment, net	(8,135)	(11,886)
Net cash used in investing activities	(193,286)	(84,692)

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Nine months ended September 30,
	2020	2019
Financing activities
Contract holder account deposits	$545,238	$438,573
Contract holder account withdrawals	(428,170)	(449,211)
Dividends paid	(73,962)	(72,598)
Proceeds from issuance of short-term debt	10,000	20,000
Repayments of short-term debt	(10,000)	(4,000)
Issuance or repurchase of common stock, net	(10,163)	(5,393)
Other financing activities	31	—
Net cash provided by (used in) financing activities	32,974	(72,629)
Decrease in cash and cash equivalents	(2,247)	(6,028)
Cash and cash equivalents at beginning of period	17,277	19,035
Cash and cash equivalents at end of period	$15,030	$13,007

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$(3,650)	$(3,641)
Income taxes	(5,556)	(30)

See accompanying notes.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2020

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

Operating results for the three months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, especially when considering the risks and uncertainties associated with the novel coronavirus ("COVID-19") and the impact it may have on our business, results of operations and financial condition. We encourage you to refer to the notes to our consolidated financial statements included in Item 8 of our Form 10-K for the year ended December 31, 2019 for a complete description of our material accounting policies. Also included in the Form 10-K is a description of areas of judgments and estimates and other information necessary to understand our financial position and results of operations. Our estimates and assumptions could change in the future as more information becomes known about the impact of COVID-19. Our results of operations and financial condition may also be impacted by evolving regulatory, legislative and accounting interpretations and guidance.

Proposed Transaction - Stock Acquisition

On September 4, 2020, the Company announced receipt of a non-binding proposal from Farm Bureau Property & Casualty Insurance Company (FBPCIC), an affiliate, to acquire all of the outstanding shares of Class A common stock and Class B common stock of the Company that are not currently owned by FBPCIC or the Iowa Farm Bureau Federation (IFBF) at a purchase price of $47.00 per share in cash. The Iowa Farm Bureau Federation owns approximately 60% of the Company's Class A common stock and approximately 67% of the Company's Class B common stock.

The Company’s board of directors has appointed a special committee comprised of independent directors to consider the proposal.This committee has retained its own legal counsel and financial advisor to assist in its review, evaluation and response to the proposal. There can be no assurance that any agreement with respect to the proposed transaction will be executed or that this or any other transaction will be approved or consummated.

See Note 9 to our consolidated financial statements included in Item 8 of our Form 10-K for the year ended December 31, 2019 for information regarding management and other agreements between the Company and FBPCIC.

New Accounting Pronouncements

Description	Date of adoption	Effect on our consolidated financial statements or other significant matters
Standards adopted:
Leases
In February 2016, the FASB issued guidance amending the accounting for leases, which, for most lessees, results in a gross-up of the balance sheet. Under the new standard, lessees recognize the leased assets on the balance sheet and recognize a corresponding liability for the present value of lease payments over the lease term. The new standard requires the application of judgment and estimates. Also, there are accounting policy elections that may be taken both at transition and for the accounting post-transition, including whether to adopt a short-term lease recognition exemption.
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

Table of Content

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
January 1, 2020
Upon adoption using the modified retrospective approach, a cumulative effect adjustment of $2.7 million after offsets was recorded to retained earnings as of the first reporting period in which the new guidance was effective. The cumulative effect adjustment arose from the establishment of an allowance for credit losses on our mortgage loan investments totaling $3.1 million and reinsurance recoverable totaling $0.9 million, before offsets. See the discussion that follows for further information. Application of this guidance resulted in an increase to net income of $1.6 million ($0.06 per basic and diluted share) during the nine months ended September 30, 2020 and $2.2 million ($0.09 per basic and diluted earnings per share) during the third quarter of 2020. Prior periods were not restated.

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
	During the third quarter 2020, the FASB extended the date of adoption one year to January 1, 2023	We are currently evaluating the impact of this guidance on our consolidated financial statements but expect the impact to the timing of profit emergence for the impacted insurance contracts to be significant. Adoption of certain portions of the guidance may be applied on a modified retrospective basis and others on a full retrospective basis.

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

Table of Content
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

Allowance on Reinsurance Recoverables
	Three months ended September 30, 2020	Nine months ended September 30, 2020
	(Dollars in thousands)
Beginning balance of the allowance for credit losses	$857	$868
Change in allowance for credit losses	2	(9)
Ending balance of the allowance for credit losses	$859	$859

No reinsurance recoverables were considered past due as of September 30, 2020.

Table of Content
2. Investment Operations

Fixed Maturity Securities

Available-For-Sale Fixed Maturity Securities by Investment Category
	September 30, 2020
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Allowance for Credit Losses	Fair Value
	(Dollars in thousands)
Fixed maturities:
Corporate	$3,557,835	$602,632	$(14,971)	$(11,497)	$4,133,999
Residential mortgage-backed	661,906	64,389	(1,183)	—	725,112
Commercial mortgage-backed	996,794	153,295	(658)	—	1,149,431
Other asset-backed	740,677	22,502	(8,590)	(598)	753,991
United States Government and agencies	35,086	2,962	(453)	—	37,595
States and political subdivisions	1,264,534	181,171	(1,356)	—	1,444,349
Total fixed maturities	$7,256,832	$1,026,951	$(27,211)	$(12,095)	$8,244,477

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Fair Value
	(Dollars in thousands)
Fixed maturities:
Corporate	$3,376,432	$418,049	$(15,531)	$3,778,950
Residential mortgage-backed	626,663	47,654	(1,929)	672,388
Commercial mortgage-backed	969,453	77,433	(1,413)	1,045,473
Other asset-backed	697,390	19,745	(2,614)	714,521
United States Government and agencies	12,417	1,711	(5)	14,123
States and political subdivisions	1,332,914	145,125	(866)	1,477,173
Total fixed maturities	$7,015,269	$709,717	$(22,358)	$7,702,628

(1)Includes $2.2 million and $2.5 million as of September 30, 2020 and December 31, 2019, respectively, of net unrealized gains on impaired fixed maturities related to changes in fair value subsequent to the impairment date, which are included in AOCI.

The amount of accrued interest excluded from the amortized cost basis of fixed maturities and included in accrued investment income on the balance sheet totaled $71.4 million at September 30, 2020. Any fixed maturity delinquent on contractual payments over 90 days past due is placed on non-accrual status. If the fixed maturity is placed on non-accrual status the prior accrued interest income is reversed through net investment income. Interest income received on non-performing fixed maturities is generally recognized on a cash basis. Once fixed maturities are classified as non-accrual, the resumption of the interest accrual would commence only after all past due interest has been collected. The amount of interest reversed during the nine months ended September 30, 2020 was $0.2 million on corporate fixed maturity securities. There was no interest reversed during the three months ended September 30, 2020.

Table of Content

Available-For-Sale Fixed Maturities by Maturity Date
	September 30, 2020
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$111,399	$113,532
Due after one year through five years	596,286	632,356
Due after five years through ten years	755,949	853,418
Due after ten years	3,393,821	4,016,637
	4,857,455	5,615,943
Mortgage-backed and other asset-backed	2,399,377	2,628,534
Total fixed maturities	$7,256,832	$8,244,477

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Fixed maturities not due at a single maturity date have been included in the above table in the year of final contractual maturity.

Net Unrealized Gains on Investments in Accumulated Other Comprehensive Income
	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Net unrealized appreciation on:
Fixed maturities - available for sale	$999,740	$687,359
Adjustments for assumed changes in amortization pattern of:
Deferred acquisition costs	(288,239)	(200,227)
Value of insurance in force acquired	(11,102)	(12,498)
Unearned revenue reserve	27,496	18,025
Adjustments for assumed changes in policyholder liabilities	(46,160)	(30,642)
Provision for deferred income taxes	(143,164)	(97,023)
Net unrealized investment gains	$538,571	$364,994

Net unrealized investment gains exclude the allowance for credit losses.

Fixed Maturity Securities with Unrealized Losses by Length of Time without an Allowance for Credit Losses
	September 30, 2020
	Less than one year		One year or more		Total
Description of Securities	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$144,426	$(8,045)	$52,160	$(6,926)	$196,586	$(14,971)	55.0%
Residential mortgage-backed	52,098	(301)	15,449	(882)	67,547	(1,183)	4.3
Commercial mortgage-backed	30,712	(658)	—	—	30,712	(658)	2.4
Other asset-backed	119,596	(4,507)	70,915	(4,083)	190,511	(8,590)	31.6
United States Government and agencies	24,894	(453)	—	—	24,894	(453)	1.7
States and political subdivisions	31,084	(736)	2,360	(620)	33,444	(1,356)	5.0
Total fixed maturities	$402,810	$(14,700)	$140,884	$(12,511)	$543,694	$(27,211)	100.0%

Table of Content

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

(1)Non-credit losses reported in AOCI are included with gross unrealized losses resulting in total gross unrealized losses for fixed maturities, available-for-sale being reported in the table.

Fixed maturities in the above tables include 217 securities from 178 issuers at September 30, 2020 and 189 securities from 145 issuers at December 31, 2019. Unrealized losses increased during the nine months ended September 30, 2020 primarily due to wider credit spreads. We do not consider securities declines in fair value below amortized cost to be due to a credit loss when the market decline is attributable to factors such as interest rate movements, market volatility, liquidity or spread widening when recovery of all amounts due under the contractual terms of the security is anticipated. Based on our intent not to sell and our belief that we will not be required to sell these securities before recovery of their amortized cost basis, we do not consider these investments to have a credit loss allowance, and they do not require a loss allowance established at September 30, 2020. The following summarizes the more significant unrealized losses on fixed maturity securities by investment category as of September 30, 2020.

Corporate securities: The largest unrealized losses were in the energy sector ($73.2 million fair value and $8.1 million unrealized loss) and in the consumer non-cyclical sector ($24.9 million fair value and $1.6 million unrealized loss). The majority of losses were attributable to credit spread widening across the energy sector associated with sharp declines in crude oil prices. The price of crude oil has decreased from $61.06 per barrel at December 31, 2019 to $40.22 per barrel at September 30, 2020. Energy-related companies have been negatively impacted by the decline in oil prices due to a decrease in demand brought on by COVID-19.

Residential mortgage-backed securities: The unrealized losses on residential mortgage-backed securities were primarily due to price declines on legacy and newer issue bonds. The legacy bonds are still at an unrealized gain overall, but some individual securities remain at an unrealized loss. We purchased many of these investments at a discount to their face amount and the contractual cash flows of these investments are based on mortgages and other assets backing the securities. The newer issue residential mortgage-backed securities are comprised of bonds issued during and after 2013 with strong underwriting and collateral characteristics. Primarily, losses were attributable to credit spread widening which led to lower prices on some securities. The wider spreads were caused by continued market uncertainty brought on by the COVID-19 virus. These securities tend to have higher credit scores with higher credit enhancement and lower loan-to-value ratios which position them favorably against default during economic disruptions such as those caused by COVID-19.

Commercial mortgage-backed securities: The unrealized losses on commercial mortgage-backed securities were primarily due to spread widening. The wider spreads were caused by continued market uncertainty brought on by the COVID-19 virus for some securities. The contractual cash flows of these investments are based on mortgages backing the securities.

Other asset-backed securities: The unrealized losses on asset-backed securities (ABS) were primarily due to concerns regarding COVID-19 and the resulting impact on consumer and commercial loans. Spreads have tightened and prices have recovered over the previous six months as the actions taken by the U.S. Federal Reserve Bank helped stabilize the markets. The majority of our ABS have a sequential-pay structure that increases credit support as the pool amortizes. The average life of our ABS is 3.2 years, down from 5.2 years at purchase. Average credit support for the portfolio has increased from 10% at time of purchase to 22% as of September 30, 2020. The portfolio is rated nearly 70% NAIC-1.

Table of Content
The unrealized losses on collateralized loan obligations (CLO) are due to concerns regarding COVID-19 and the resulting impact on leveraged loans. The CLO market is also benefiting from the programs that the U.S. Federal Reserve Bank is providing to the market. Our CLO portfolio is of high quality, with all of the securities rated NAIC-1. Internal stress testing has indicated that the weighted average constant default rate (CDR) of our portfolio without suffering a loss is 17 percent. The CDR is the constant default rate (annually) that a CLO must suffer before our tranche takes its first dollar loss.

State, municipal and other governments: The unrealized losses on state, municipal and other government securities were primarily due to general spread widening relative to spreads at which we acquired the bonds.

Our allowance for credit losses at September 30, 2020 includes an energy sector bond, two financial sector bonds, and a consumer non-cyclical bond experiencing ongoing weakness in operating performance. The allowance for these bonds was established as the difference between the fair value of the securities and their amortized cost and was considered to be entirely credit related. Our allowance for credit losses also includes an asset backed security due to the difference between the amortized cost and the present value of the expected cash flows.

Available-For-Sale Fixed Maturities Allowance for Credit Losses
	Three months ended September 30, 2020
	Corporate	Other ABS	Total
	(Dollars in thousands)
Beginning balance	$12,902	$317	$13,219
Additions for credit losses not previously recorded	—	281	281
Net decrease to previously recorded allowance	(1,405)	—	(1,405)
Ending balance	$11,497	$598	$12,095

	Nine months ended September 30, 2020
	Corporate	Other ABS	Total
	(Dollars in thousands)
Beginning balance	$—	$—	$—
Additions for credit losses not previously recorded	13,118	598	13,716
Net decrease to previously recorded allowance	(1,621)	—	(1,621)
Ending balance	$11,497	$598	$12,095

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

The amount of accrued interest excluded from the cost basis of the mortgage loans and included in accrued investment income on the balance sheet totaled $3.6 million at September 30, 2020. Any loan delinquent on contractual payments is considered non-performing. Mortgage loans are placed on non-accrual status if the loan is over 90 days past due. If the loan is placed on non-accrual status the prior accrued interest income is reversed through net investment income. Interest income received on non-performing loans is generally recognized on a cash basis. Once mortgage loans are classified as non-accrual loans, the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan has been restructured such that the collection of interest is considered likely. At September 30, 2020 and December 31, 2019, there were no non-performing loans over 30 days past due on contractual payments. At September 30, 2020, we had committed to provide additional funding for mortgage loans totaling $21.8 million. These commitments arose in the normal course of business at terms that are comparable to similar investments.

Table of Content

Mortgage Loans by Collateral Type
	September 30, 2020		December 31, 2019
Collateral Type	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
	(Dollars in thousands)
Office	$378,177	38.8%	$417,746	41.3%
Retail	325,305	33.4	345,870	34.2
Industrial	233,410	24.0	235,274	23.2
Apartment	24,731	2.5	—	—
Other	12,511	1.3	12,788	1.3
Total	$974,134	100.0%	$1,011,678	100.0%

Mortgage Loans by Geographic Location within the United States
	September 30, 2020		December 31, 2019
Region of the United States	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
	(Dollars in thousands)
South Atlantic	$261,291	26.8%	$288,299	28.5%
Pacific	165,281	17.0	164,996	16.3
East North Central	137,241	14.1	117,053	11.6
Mountain	104,658	10.7	96,857	9.6
West North Central	98,505	10.1	108,942	10.8
East South Central	78,983	8.1	81,275	8.0
West South Central	65,374	6.7	76,650	7.6
Middle Atlantic	44,625	4.6	45,687	4.5
New England	18,176	1.9	31,919	3.1
Total	$974,134	100.0%	$1,011,678	100.0%

Mortgage Loans by Loan-to-Value Ratio
	September 30, 2020		December 31, 2019
Loan-to-Value Ratio	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
	(Dollars in thousands)
0% - 50%	$442,913	45.5%	$412,973	40.8%
51% - 60%	309,726	31.8	310,869	30.7
61% - 70%	204,359	21.0	256,280	25.4
71% - 80%	17,136	1.7	31,556	3.1
Total	$974,134	100.0%	$1,011,678	100.0%

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

Table of Content

Mortgage Loans by Internal Rating and Year of Origination
	September 30, 2020
	2020	2019	2018	2017	2016	2015 & prior	Total
Internal Rating	Amortized Cost
	(Dollars in thousands)
A	$44,643	$56,567	$119,248	$191,141	$136,503	$386,219	$934,321
B	—	11,842	1,900	3,497	—	5,336	22,575
C	—	—	4,495	—	3,975	4,535	13,005
W	—	—	—	—	—	4,233	4,233
Total	$44,643	$68,409	$125,643	$194,638	$140,478	$400,323	$974,134

	December 31, 2019
	2019	2018	2017	2016	2015	2014 & prior	Total
Internal Rating	Amortized Cost
	(Dollars in thousands)
A	$69,319	$128,334	$200,283	$144,311	$119,724	$316,079	$978,050
B	—	—	—	—	—	7,512	7,512
C	—	—	—	—	—	21,812	21,812
W	—	—	—	—	—	4,304	4,304
Total	$69,319	$128,334	$200,283	$144,311	$119,724	$349,707	$1,011,678

Our allowance for credit losses on mortgage loans was estimated by incorporating historical internal information, historical industry averages, current conditions as well as conditions for a reasonable and supportable forecast that includes an estimated recessionary period. The loans are segmented by an internal risk rating as well as geographic region with an estimated loss ratio applied against each segment. For the years after our reasonable and supportable forecast period we graded the expected loss ratio over the estimated remaining recessionary period to our actual loss history. During the quarter ended September 30, 2020, positive trends in the historical industry averages, a decrease in the estimated recessionary period and a decrease in our mortgage loan principal balance more than offset our negative internal rating migrations for the quarter which led to a decrease in our allowance. Amounts on mortgage loans deemed to be uncollectible are charged off and removed from the valuation allowance.

Allowance for Credit Losses on Mortgage Loans
	Three months ended	Nine months ended
	September 30, 2020	September 30, 2020
	(Dollars in thousands)
Beginning balance	$2,703	$3,164
Current period provision for expected credit losses	(779)	(1,240)
Ending balance	$1,924	$1,924

Mortgage Loan Modifications

Our commercial mortgage loan portfolio can include loans that have been modified. We assess loan modifications on a loan-by-loan basis to evaluate whether a troubled debt restructuring has occurred. Generally, the types of concessions include reduction of the contractual interest rate to a below-market rate, extension of the maturity date and/or a reduction of accrued interest. The amount, timing and extent of the concession granted is considered in determining if an impairment loss is needed for the restructuring. The Coronavirus Aid, Relief, and Economic Security (CARES) Act allows lenders to make loan modifications under certain circumstances without triggering troubled debt restructuring status, including extension of the maturity date and payment of interest only. Other than those modifications intended to comply with these provisions of the CARES Act, there were no loan modifications during the nine months ended September 30, 2020 or September 30, 2019.

Table of Content

Realized Gains (Losses) - Recorded in Income
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Realized gains (losses) on investments
Fixed maturities:
Gross gains	$237	$534	$431	$3,671
Gross losses	(11)	—	(1,730)	(304)
Mortgage loans	—	—	—	2,778
Other	(49)	—	(58)	(4)
	177	534	(1,357)	6,141

Net gains (losses) recognized during the period on equity securities held at the end of the period	1,814	165	(7,099)	5,047
Net gains (losses) recognized during the period on equity securities sold during the period	—	(3)	(201)	42
Net gains (losses) recognized during the period on equity securities	1,814	162	(7,300)	5,089
Net realized gains (losses)	1,991	696	(8,657)	11,230

Credit losses recognized in earnings:
Other-than-temporary impairment losses	—	(50)	—	(919)
Allowance for credit losses on fixed maturity securities	1,124	—	(12,095)	—
Allowance for credit losses on mortgage loans	779	—	1,240	—
Net realized gains (losses) on investments recorded in income	$3,894	$646	$(19,512)	$10,311

Proceeds from sales of fixed maturities totaled $14.5 million during the nine months ended September 30, 2020 and $27.7 million during the nine months ended September 30, 2019.

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

We have reviewed the circumstances surrounding our investments in VIEs, which consist of (i) limited partnerships or limited liability companies accounted for under the equity method included in securities and indebtedness of related parties and (ii) non-guaranteed federal low income housing tax credit (LIHTC) investments included in other assets. In addition, we have reviewed the ownership interests in our VIEs and determined that we do not hold direct majority ownership or have other contractual rights (such as kick out rights) that give us effective control over these entities resulting in us having both the power to direct activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. The maximum loss exposure relative to our VIEs is limited to the carrying value and any unfunded commitments that exist for each particular VIE. We also have not provided additional support or other guarantees that were not previously contractually required (financial or otherwise) to any of the VIEs as of September 30, 2020 or December 31, 2019. Based on this analysis, none of our VIEs were required to be consolidated at September 30, 2020 or December 31, 2019.

Table of Content
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

VIE Investments by Category
	September 30, 2020		December 31, 2019
	Carrying Value	Maximum Exposure to Loss	Carrying Value	Maximum Exposure to Loss
	(Dollars in thousands)
LIHTC investments	$34,273	$35,200	$42,907	$43,834
Investment companies	59,661	111,179	53,388	103,125
Real estate limited partnerships	9,888	15,002	9,565	15,527
Other	490	490	492	492
Total	$104,312	$161,871	$106,352	$162,978

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

Derivatives Instruments by Type
	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Assets
Freestanding derivatives:
Call options (reported in other investments)	$18,376	$31,469
Embedded derivatives:
Modified coinsurance (reported in reinsurance recoverable)	4,054	2,327
Interest-only security (reported in fixed maturities)	97	385
Total assets	$22,527	$34,181

Liabilities
Embedded derivatives:
Indexed products (reported in liability for future policy benefits)	$95,079	$76,346
Modified coinsurance (reported in other liabilities)	326	254
Total liabilities	$95,405	$76,600

Table of Content

Derivative Income (Loss)
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Freestanding derivatives:
Call options	$7,495	$1,590	$(1,073)	$14,092
Embedded derivatives:
Modified coinsurance	1,452	859	1,655	2,112
Interest-only security	44	(99)	85	17
Indexed products	(9,890)	(5,831)	(3,471)	(18,460)
Total loss from derivatives	$(899)	$(3,481)	$(2,804)	$(2,239)

Derivative income is reported in net investment income except for the change in fair value of the embedded derivatives on our indexed products, which is reported in interest sensitive product benefits.

We are exposed to credit losses on our call options in the event of nonperformance of the derivative counterparties. This credit risk is minimized by purchasing such agreements from financial institutions with high credit ratings (currently rated A or better by nationally recognized statistical rating organizations). We have also entered into credit support agreements with the counterparties requiring them to post collateral when net exposures exceed pre-determined thresholds that vary by counterparty. The net amount of such exposure is essentially the market value less collateral held for such agreements with each counterparty. The call options are supported by securities collateral received of $15.8 million at September 30, 2020, which is held in a separate custodial account. Subject to certain constraints, we are permitted to sell or re-pledge this collateral, but do not have legal rights to the collateral; accordingly, it has not been recorded on our balance sheet. We have elected to present our derivative receivables netted with the obligation to return cash collateral received on our balance sheet in other investments. We received cash collateral of $8.9 million included in cash and cash equivalents on our balance sheet as of September 30, 2020. At September 30, 2020, none of the collateral had been sold or re-pledged. As of September 30, 2020, our net derivative exposure recorded on the balance sheet without the off balance sheet collateral was $18.4 million.

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

In the discussion that follows, we have ranked our financial instruments by the level of judgment used in the determination of the fair values presented above. The levels are defined as follows:

•Level 1 - Fair values are based on unadjusted quoted prices in active markets for identical assets or liabilities.

•Level 2 - Fair values are based on inputs, other than quoted prices from active markets, that are observable for the asset or liability, either directly or indirectly.

•Level 3 - Fair values are based on significant unobservable inputs for the asset or liability.

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

Table of Content
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

We obtain fixed maturity fair values from a variety of external independent pricing services, including brokers, with access to observable data including recent trade information, if available. In certain circumstances in which an external price is not available for a Level 3 security, we will internally estimate its fair value. Our process for evaluation and selection of the fair values includes:

•We follow a “pricing waterfall” policy, which establishes the pricing source preference for a particular security or security type. The order of preference is based on our evaluation of the valuation methods used, the source’s knowledge of the instrument and the reliability of the prices we have received from the source in the past. Our valuation policy dictates that fair values are initially sought from third-party pricing services. If our review of the prices received from our preferred source indicates an inaccurate price, we will use an alternative source within the waterfall and document the decision. In the event that fair values are not available from one of our external pricing services or upon review of the fair values provided it is determined that they may not be reflective of market conditions, those securities are submitted to brokers familiar with the security to obtain non-binding price quotes. Broker quotes tend to be used in limited circumstances such as for newly issued, private placement corporate bonds and other instruments that are not widely traded. For those securities for which an externally provided fair value is not available, we use cash flow modeling techniques to estimate fair value.

•We evaluate third-party pricing source estimation methodologies to assess whether they will provide a fair value that approximates a market exit price.

•We perform an overall analysis of portfolio fair value movement against general movements in interest rates and spreads.

Table of Content
•We compare period-to-period price trends to detect unexpected price fluctuations based on our knowledge of the market and the particular instrument. As fluctuations are noted, we will perform further research that may include discussions with the original pricing source or other external sources to ensure we agree with the valuation.

•We compare prices between different pricing sources for unusual disparity.

•We meet at least quarterly with our Investment Committee, the group that oversees our valuation process, to discuss valuation practices and observations during the pricing process.

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

Table of Content
Other liabilities:

Level 2 other liabilities include the embedded derivatives in our modified coinsurance contracts under which we cede business. Fair values for the embedded derivatives are based on the difference between the fair value and the cost basis of the underlying fixed maturities.

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels
	September 30, 2020
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair Value
	(Dollars in thousands)
Assets
Fixed maturities:
Corporate securities	$—	$4,129,701	$4,298	$4,133,999
Residential mortgage-backed securities	—	717,719	7,393	725,112
Commercial mortgage-backed securities	—	1,141,289	8,142	1,149,431
Other asset-backed securities	—	727,998	25,993	753,991
United States Government and agencies	27,188	10,407	—	37,595
States and political subdivisions	—	1,444,349	—	1,444,349
Total fixed maturities	27,188	8,171,463	45,826	8,244,477
Non-redeemable preferred stocks	—	65,261	6,816	72,077
Common stocks (1)	12,084	—	—	12,084
Other investments	—	18,376	—	18,376
Cash, cash equivalents and short-term investments	33,464	—	—	33,464
Reinsurance recoverable	—	4,054	—	4,054
Assets held in separate accounts	616,381	—	—	616,381
Total assets	$689,117	$8,259,154	$52,642	$9,000,913

Liabilities
Future policy benefits - indexed product embedded derivatives	$—	$—	$95,079	$95,079
Other liabilities	—	326	—	326
Total liabilities	$—	$326	$95,079	$95,405

Table of Content

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

(1)    A private equity fund with a fair value estimate of $9.1 million at September 30, 2020 and $8.4 million at December 31, 2019 using net asset value per share as a practical expedient, has not been classified in the fair value hierarchy above in accordance with fair value reporting guidance. This fund invests in senior secured middle market loans and had unfunded commitments totaling $0.8 million at September 30, 2020 and $1.7 million at December 31, 2019. The investment is not currently eligible for redemption.

Level 3 Assets by Valuation Source - Recurring Basis
	September 30, 2020
	Third-party vendors	Priced internally	Fair Value
	(Dollars in thousands)
Corporate securities	$—	$4,298	$4,298
Residential mortgage-backed securities	7,393	—	7,393
Commercial mortgage-backed securities	8,142	—	8,142
Other asset-backed securities	25,993	—	25,993
Non-redeemable preferred stocks	—	6,816	6,816
Total assets	$41,528	$11,114	$52,642
Percent of total	78.9%	21.1%	100.0%

Table of Content

Level 3 Assets by Valuation Source - Recurring Basis
	December 31, 2019
	Third-party vendors	Priced internally	Fair Value
	(Dollars in thousands)
Corporate securities	$—	$6,588	$6,588
Commercial mortgage-backed securities	12,780	—	12,780
Other asset-backed securities	8,000	1,755	9,755
Non-redeemable preferred stocks	—	6,927	6,927
Total assets	$20,780	$15,270	$36,050
Percent of total	57.6%	42.4%	100.0%

Quantitative Information about Level 3 Fair Value Measurements - Recurring Basis
	September 30, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$4,298	Discounted cash flow	Credit spread	7.50% - 16.49% (12.32%)
Commercial mortgage-backed securities	8,142	Discounted cash flow	Credit spread	1.97% - 2.77% (2.44%)
Other asset-backed securities	18,200	Discounted cash flow	Credit spread	2.40% - 3.50% (2.94%)
Residential mortgage-backed securities	7,393	Discounted cash flow	Credit spread	1.65% (1.65%)
Non-redeemable preferred stocks	6,816	Discounted cash flow	Credit spread	4.51% (4.51%)
Total assets	$44,849

Liabilities
Future policy benefits - indexed product embedded derivatives	$95,079	Discounted cash flow	Credit risk Risk margin	0.50% - 2.00% (1.15%) 0.15% - 0.40% (0.25%)

	December 31, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$6,588	Discounted cash flow	Credit spread	2.11% - 5.85% (4.33%)
Commercial mortgage-backed securities	12,780	Discounted cash flow	Credit spread	1.18% - 2.22% (1.92%)
Other asset-backed securities	6,000	Discounted cash flow	Credit spread	2.15% - 2.30% (2.23%)
Non-redeemable preferred stocks	6,927	Discounted cash flow	Credit spread	2.72% (2.72%)
Total assets	$32,295

Liabilities
Future policy benefits - indexed product embedded derivatives	$76,346	Discounted cash flow	Credit risk Risk margin	0.40% - 1.35% (0.80%) 0.15% -0.40% (0.25%)

The tables above exclude certain securities with the fair value based on non-binding broker quotes for which we could not reasonably obtain the quantitative unobservable inputs.

Table of Content

Level 3 Financial Instruments Changes in Fair Value - Recurring Basis
	September 30, 2020
				Realized and unrealized gains (losses), net
	Balance, December 31, 2019	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Transfers into Level 3	Transfers out of Level 3 (1)	Amort-ization included in net income	Balance, September 30, 2020
	(Dollars in thousands)
Assets
Corporate securities	$6,588	$7,042	$(825)	$—	$(1,198)	$3,283	$(10,592)	$—	$4,298
Residential mortgage-backed securities	—	12,629	—	—	(1)	—	(5,235)	—	7,393
Commercial mortgage-backed securities	12,780	—	(299)	—	217	—	(4,556)	—	8,142
Other asset-backed securities	9,755	30,504	(138)	—	(633)	761	(14,255)	(1)	25,993
Non-redeemable preferred stocks	6,927	—	—	—	(111)	—	—	—	6,816
Total assets	$36,050	$50,175	$(1,262)	$—	$(1,726)	$4,044	$(34,638)	$(1)	$52,642

Liabilities
Future policy benefits - indexed product embedded derivatives	$76,346	$11,411	$(6,778)	$14,100	$—	$—	$—	$—	$95,079

	September 30, 2019
				Realized and unrealized gains (losses), net
	Balance, December 31, 2018	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Transfers into Level 3	Transfers out of Level 3 (1)	Amort-ization included in net income	Balance, September 30, 2019
	(Dollars in thousands)
Assets
Corporate securities	$22,011	$6,000	$(3,172)	$—	$465	$—	$(15,230)	$(23)	$10,051
Residential mortgage-backed securities	—	18,378	—	—	—	—	(2,124)	—	16,254
Commercial mortgage-backed securities	67,940	2,984	(280)	—	571	—	(59,918)	—	11,297
Other asset-backed securities	3,601	20,710	(977)	—	(869)	—	(16,710)	—	5,755
Non-redeemable preferred stocks	6,862	—	—	—	222	—	—	—	7,084
Total assets	$100,414	$48,072	$(4,429)	$—	$389	$—	$(93,982)	$(23)	$50,441

Liabilities
Future policy benefits - indexed product embedded derivatives	$40,028	$10,956	$(4,848)	$20,710	$—	$—	$—	$—	$66,846

(1)Transfers into Level 3 represent assets previously priced using an external pricing service with access to observable inputs no longer available and therefore, were priced using unobservable inputs. Transfers out of Level 3 include those assets that we are now able to obtain pricing from a third-party pricing vendor that uses observable inputs. The fair values of newly issued securities often require additional estimation until a market is created, which is generally within a few months after issuance. Once a market is created, as was the case for the majority of the security transfers out of the Level 3 category above, Level 2 valuation sources become available.

The Company has other financial assets and financial liabilities that are not carried at fair value but for which fair value disclosure is required. The following table presents the carrying value, fair value and fair value hierarchy level of these financial assets and financial liabilities.

Table of Content

Valuation of our Financial Instruments Not Reported at Fair Value by Hierarchy Levels
	September 30, 2020
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair Value	Carrying Value
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$1,053,591	$1,053,591	$972,210
Policy loans	—	—	278,105	278,105	197,009
Other investments	—	35,061	2,404	37,465	37,263
Total assets	$—	$35,061	$1,334,100	$1,369,161	$1,206,482

Liabilities
Future policy benefits	$—	$—	$4,706,931	$4,706,931	$4,400,006
Supplementary contracts without life contingencies	—	—	303,166	303,166	282,715
Advance premiums and other deposits	—	—	251,444	251,444	251,444
Long-term debt	—	—	77,764	77,764	97,000
Liabilities related to separate accounts	—	—	615,361	615,361	616,381
Total liabilities	$—	$—	$5,954,666	$5,954,666	$5,647,546

	December 31, 2019
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair Value	Carrying Value
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$1,059,073	$1,059,073	$1,011,678
Policy loans	—	—	256,787	256,787	201,589
Other investments	—	29,534	2,215	31,749	31,211
Total assets	$—	$29,534	$1,318,075	$1,347,609	$1,244,478

Liabilities
Future policy benefits	$—	$—	$4,381,863	$4,381,863	$4,270,073
Supplementary contracts without life contingencies	—	—	309,601	309,601	296,915
Advance premiums and other deposits	—	—	245,480	245,480	245,480
Long-term debt	—	—	84,438	84,438	97,000
Liabilities related to separate accounts	—	—	644,691	644,691	645,881
Total liabilities	$—	$—	$5,666,073	$5,666,073	$5,555,349

Level 3 Financial Instruments Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis, generally mortgage loans or real estate that have been deemed to be impaired during the reporting period. There were no mortgage loans or real estate impaired to fair value during the nine months ended September 30, 2020 or September 30, 2019.

Table of Content
4. Defined Benefit Plan

We participate with affiliates and an unaffiliated organization in defined benefit pension plans, including a multiemployer plan. Our share of net periodic pension cost for the plans is recorded as expense in our consolidated statements of operations.

Components of Net Periodic Pension Cost for FBL and Affiliates Combined - Multiemployer Plan
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Service cost	$1,304	$1,138	$3,911	$3,412
Interest cost	3,142	3,318	9,425	9,955
Expected return on assets	(5,262)	(4,707)	(15,785)	(14,121)
Amortization of actuarial loss	2,789	2,228	8,368	6,685
Net periodic pension cost	$1,973	$1,977	$5,919	$5,931

FBL Financial Group, Inc. share of net periodic pension costs	$629	$634	$1,887	$1,900

Components of Net Periodic Pension Cost for FBL and Affiliates Combined - Other Plans
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Service cost	$79	$117	$237	$350
Interest cost	220	248	660	744
Amortization of actuarial loss	317	267	951	800
Net periodic pension cost	$616	$632	$1,848	$1,894

FBL Financial Group, Inc. share of net periodic pension costs	$392	$362	$1,177	$1,087

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

Commitments for Partnership Investments and Private Corporate Bond Investments

At September 30, 2020, we have unfunded investment commitments to limited partnerships and limited liability companies of $57.6 million and privately placed corporate securities commitments of $12.2 million.

Table of Content
6. Stockholders’ Equity

Share Repurchases

We periodically repurchase our Class A common stock under programs approved by our Board of Directors. These repurchase programs authorize us to make repurchases in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. Under these programs, we repurchased 290,144 shares of stock for $10.0 million during the nine months ended September 30, 2020 and 66,475 shares of stock for $4.6 million during the nine months ended September 30, 2019. Completion of this program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice. At September 30, 2020, $26.3 million remains available for repurchase under the active repurchase program.

Dividends
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Class A and B common stock:
Cash dividends per common share	$0.50	$0.48	$1.50	$1.44
Special cash dividend per common share	—	—	1.50	1.50
Total common stock dividends per share	$0.50	$0.48	$3.00	$2.94

Series B preferred stock dividends per share	$0.0075	$0.0075	$0.0225	$0.0225

Special cash dividends paid to our Class A and Class B common shareholders totaled $37.0 million for the nine months ended September 30, 2020 and September 30, 2019.

Reconciliation of Outstanding Common Stock
	Class A		Class B		Total
	Shares	Dollars	Shares	Dollars	Shares	Dollars
	(Dollars in thousands)
Outstanding at January 1, 2019	24,707,402	$152,652	11,413	$72	24,718,815	$152,724
Stock-based compensation	9,968	324	—	—	9,968	324
Purchase of common stock	(66,475)	(410)	—	—	(66,475)	(410)
Outstanding at September 30, 2019	24,650,895	$152,566	11,413	$72	24,662,308	$152,638

Outstanding at January 1, 2020	24,652,802	$152,661	11,413	$72	24,664,215	$152,733
Stock-based compensation	20,452	126	—	—	20,452	126
Purchase of common stock	(290,144)	(1,797)	—	—	(290,144)	(1,797)
Outstanding at September 30, 2020	24,383,110	$150,990	11,413	$72	24,394,523	$151,062

Table of Content

Accumulated Other Comprehensive Income, Net of Tax and Other Offsets

	Unrealized Net Investment Gains (Losses) on Fixed Maturities Available-for-Sale (1)		Underfunded Status of Postretirement Benefit Plans
	Without Non-Credit Impairment Losses	With Non-Credit Impairment Losses		Total
	(Dollars in thousands)
Balance at January 1, 2019	$96,921	$3,133	$(8,736)	$91,318
Other comprehensive income (loss) before reclassifications	317,677	(972)	—	316,705
Reclassification adjustments	(2,477)	—	629	(1,848)
Balance at September 30, 2019	$412,121	$2,161	$(8,107)	$406,175

Balance at January 1, 2020	$363,020	$1,974	$(10,230)	$354,764
Other comprehensive income (loss) before reclassifications	163,585	(275)	(2)	163,308
Reclassification adjustments	10,267	—	748	11,015
Balance at September 30, 2020	$536,872	$1,699	$(9,484)	$529,087

(1)Includes the impact of taxes, deferred acquisition costs, value of insurance in force acquired, unearned revenue reserves and policyholder liabilities. See Note 2 to our consolidated financial statements for further information.

Accumulated Other Comprehensive Income Reclassification Adjustments
	Nine months ended September 30, 2020
	Unrealized Net Investment Gains (Losses) on Fixed Maturities Available-for-Sale (1)		Underfunded Status of Postretirement Benefit Plans
	Without Non-Credit Impairment Losses	With Non-Credit Impairment Losses		Total
	(Dollars in thousands)
Realized capital losses on sales of fixed maturity securities	$1,299	$—	$—	$1,299
Change in allowance for credit losses on fixed maturity securities	12,095	—	—	12,095
Adjustments for assumed changes in deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	(398)	—	—	(398)
Change in unrecognized postretirement items for net actuarial loss	—	—	947	947
Reclassifications before income taxes	12,996	—	947	13,943
Income taxes	(2,729)	—	(199)	(2,928)
Reclassification adjustments	$10,267	$—	$748	$11,015

	Nine months ended September 30, 2019
	Unrealized Net Investment Gains (Losses) on Fixed Maturities Available-for-Sale (1)		Underfunded Status of Postretirement Benefit Plans
	Without Non-Credit Impairment Losses	With Non-Credit Impairment Losses		Total
	(Dollars in thousands)
Realized capital gains on sales of fixed maturity securities	$(3,367)	$—	$—	$(3,367)
Adjustments for assumed changes in deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	232	—	—	232
Change in unrecognized postretirement items for net actuarial loss	—	—	797	797
Reclassifications before income taxes	(3,135)	—	797	(2,338)
Income taxes	658	—	(168)	490
Reclassification adjustments	$(2,477)	$—	$629	$(1,848)

(1)See Note 2 to our consolidated financial statements for further information.

Table of Content
7. Earnings per Share

Computation of Earnings per Common Share

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands, except per share data)
Numerator:
Net income attributable to FBL Financial Group, Inc.	$20,974	$25,129	$44,670	$91,470
Less: Dividends on Series B preferred stock	37	37	112	112
Income available to common stockholders	$20,937	$25,092	$44,558	$91,358

Denominator:
Weighted average shares - basic	24,497,140	24,758,639	24,660,576	24,760,311
Effect of dilutive securities - stock-based compensation	3,171	10,035	3,862	10,773
Weighted average shares - diluted	24,500,311	24,768,674	24,664,438	24,771,084

Earnings per common share	$0.85	$1.01	$1.81	$3.69
Earnings per common share - assuming dilution	$0.85	$1.01	$1.81	$3.69
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
Segment results are reported net of inter-segment transactions.

Table of Content

Financial Information Concerning our Operating Segments

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Pre-tax adjusted operating income:
Annuity	$18,916	$8,121	$45,852	$38,420
Life Insurance	2,641	14,032	25,168	42,363
Corporate and Other	829	4,939	4,754	13,853
Total pre-tax adjusted operating income	22,386	27,092	75,774	94,636

Adjustments to pre-tax adjusted operating income:
Net realized gains/losses on investments (1)	4,177	557	(19,118)	10,075
Change in fair value of derivatives (1)	(2,632)	(666)	(6,161)	832
Pre-tax net income attributable to FBL Financial Group, Inc.	23,931	26,983	50,495	105,543
Income tax expense	(2,883)	(1,642)	(5,887)	(13,429)
Tax on equity income	(74)	(212)	62	(644)
Net income attributable to FBL Financial Group, Inc.	$20,974	$25,129	$44,670	$91,470

Adjusted operating revenues:
Annuity	$53,352	$51,241	$161,543	$158,186
Life Insurance	111,170	104,595	327,877	322,791
Corporate and Other	22,498	23,233	68,560	69,915
	187,020	179,069	557,980	550,892
Net realized gains/losses on investments (1)	3,894	647	(19,513)	10,313
Change in fair value of derivatives (1)	6,931	4,942	(4,646)	19,915
Consolidated revenues	$197,845	$184,658	$533,821	$581,120

(1)Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred acquisition costs, value of insurance in force acquired and interest sensitive policy reserves attributable to these items.

Interest expense is attributable to the Corporate and Other segment. Expenditures for long-lived assets were not significant during the periods presented above. Goodwill at September 30, 2020 and December 31, 2019 was allocated among the segments as follows: Annuity ($3.9 million) and Life Insurance ($6.1 million).

Equity income (loss) related to securities and indebtedness of related parties is attributable to the Life Insurance and Corporate and Other segments. The following chart provides the related equity income (loss) by segment.

Equity Income (Loss) by Operating Segment
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Pre-tax equity income (loss):
Life Insurance	$299	$821	$(309)	$2,199
Corporate and Other	52	190	9	868
Total pre-tax equity income (loss)	351	1,011	(300)	3,067

Income taxes	(74)	(212)	62	(644)
Equity income (loss), net of related income taxes	$277	$799	$(238)	$2,423

Premiums collected, which is not a measure used in financial statements prepared according to GAAP, includes premiums received on life insurance policies and deposits on annuities and universal life-type products. Premiums collected is a common life insurance industry measure of agent productivity. Net premiums collected totaled $133.2 million for the quarter ended September 30, 2020 and $142.1 million for the same period in 2019. Net premiums collected totaled $413.1 million for the nine months ended September 30, 2020, and $455.1 million for the same period in 2019.

Table of Content

Under GAAP, premiums on whole life and term life policies are recognized as revenues over the premium-paying period and reported in the Life Insurance segment. The following chart provides a reconciliation of life insurance premiums collected to those reported in the GAAP financial statements.

Reconciliation of Traditional Life Insurance Premiums, Net of Reinsurance

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Traditional and universal life insurance premiums collected	$77,666	$75,043	$238,774	$232,442
Premiums collected on interest sensitive products	(29,882)	(27,488)	(91,057)	(85,384)
Traditional life insurance premiums collected	47,784	47,555	147,717	147,058
Change in due premiums and other	8	(573)	(288)	303
Traditional life insurance premiums as included in the Consolidated Statements of Operations	$47,792	$46,982	$147,429	$147,361

There is no comparable GAAP financial measure for premiums collected on annuities and universal life-type products. GAAP revenues for those interest sensitive and variable products consist of various policy charges and fees assessed on those contracts, as summarized in the chart below.

Interest Sensitive Product Charges by Segment
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Annuity
Rider and other product charges	$1,481	$1,248	$4,696	$3,881
Surrender charges	295	360	1,045	1,066
Total	1,776	1,608	5,741	4,947

Life Insurance
Administration charges	5,278	4,570	16,134	14,163
Cost of insurance charges	13,565	13,415	40,281	38,861
Surrender charges	611	698	1,942	2,037
Amortization of policy initiation fees	3,789	480	5,234	2,725
Total	23,243	19,163	63,591	57,786

Corporate and Other
Administration charges	1,062	1,118	3,398	3,586
Cost of insurance charges	7,082	6,952	21,384	21,338
Surrender charges	6	17	46	78
Separate account charges	2,025	2,115	5,947	6,067
Amortization of policy initiation fees	71	206	709	458
Total	10,246	10,408	31,484	31,527

Impact of net realized gains/losses on investments and change in fair value of derivatives on amortization of unearned revenue reserves	155	(44)	(767)	675
Interest sensitive product charges as included in the Consolidated Statements of Operations	$35,420	$31,135	$100,049	$94,935

Table of Content
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

We periodically revise key assumptions used in the calculation of the amortization of deferred acquisition costs, value of insurance in force acquired, deferred sales inducements, unearned revenue reserve for participating life insurance and interest sensitive products, as applicable, through an “unlocking” process. These assumptions typically consist of withdrawal and lapse rates, rider utilization, earned spreads and mortality with revisions based on historical results and our best estimate of future experience. The impact of unlocking is recorded in the current period as an increase or decrease to amortization of the respective balances. While the unlocking process can take place at any time, as needs dictate, the process typically takes place during the third quarter. See the discussion that follows for further details of the unlocking impact on our results in 2020 and 2019.

On September 4, 2020, the Company announced receipt of a non-binding proposal from Farm Bureau Property & Casualty Insurance Company (FBPCIC) to acquire all of the outstanding shares of Class A common stock and Class B common stock of the Company that are not currently owned by FBPCIC or the Iowa Farm Bureau Federation (IFBF) at a purchase price of $47.00 per share in cash. The Iowa Farm Bureau Federation owns approximately 60% of the Company's Class A common stock and approximately 67% of the Company's Class B common stock.

Table of Content
The Company’s board of directors has appointed a special committee comprised of independent directors to consider the proposal.This committee has retained its own legal counsel and financial advisor to assist in its review, evaluation and response to the proposal. There can be no assurance that any agreement with respect to the proposed transaction will be executed or that this or any other transaction will be approved or consummated.

Impact of COVID-19 and Recent Business Environment
The COVID-19 pandemic has had a significant impact on the U.S. economy during 2020. Beginning late in the first quarter of 2020 the United States experienced significant economic disruption as businesses closed and consumer access to goods and services became limited due to regulated or voluntary quarantine measures. As a result, the financial markets reacted negatively, impacting corporate liquidity and market interest rates. During the second and third quarters of 2020, the U.S. economy improved with the aid of significant economic stimulus measures, resulting in the stabilization of financial markets. However, unemployment remains high and market interest rates remain low as the impact of COVID-19 continues, resulting in economic uncertainty for the remainder of 2020.
The impact of COVID-19 on the United States’ economy has been significant.
•U.S. gross domestic product increased at an estimated annual rate of 33.1% during the third quarter of 2020, compared to decreases of 31.4% during the second quarter of 2020 and 5.0% during the first quarter of 2020. During 2019, U.S. gross domestic product increased 2.2%.
•U.S. unemployment increased to 7.9% at September 30, 2020, compared to 3.5% at December 31, 2019.
•The energy sector has come under significant pressure as the price of crude oil remains low at $40.22 per barrel at September 30, 2020, compared to $61.06 per barrel at December 31, 2019.
•The yield on the 10-year U.S. Treasury Note decreased to 0.69% at September 30, 2020 from 1.92% at December 31, 2019.
•Corporate credit spreads increased 39 basis points through September 30, 2020 to 135 basis points, compared to 96 basis points at December 31, 2019.

The COVID-19 pandemic, and related economic uncertainty, has had the following impacts on our company.

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

Our ability to onboard new agents and wealth management advisors has been temporarily slowed due to closures of governmental offices that issue required licenses. Furthermore, restrictions during 2020 have limited in-person training and the ability to have face-to-face meetings with clients in certain geographic areas.

We launched an accelerated underwriting process during the third quarter 2020, which allows for an exam-free and fluid-free underwriting process for eligible client/members. Accelerated underwriting serves several purposes:

•It enhances the client/member and agent experience for purchase of life insurance.
•It allows eligible client/members a less invasive risk selection process.
•It streamlines the application process to be primarily electronic.
•It incorporates new tools and techniques in the risk selection process.

Table of Content
The recent launch led to some processing delays with a third-party provider during the last week of September and into early October, which the vendor attributed to be partially due to COVID-19. As a result, there was a delay in the completion of certain life product sales. We have taken action to address the processing back-log and are working with the vendor to remediate the accelerated underwriting process. We do not currently expect processing delays will have a material effect on our results of operations going forward, but we continue to monitor the impacts of any sales delays beyond our anticipated timeframes.

Financial results

There were significant economic headwinds brought on by COVID-19 beginning in the first quarter of 2020 which caused a significant downturn in our earnings. As the markets and economy stabilized during the second and third quarters of 2020, our results have improved although remain down from 2019. The economic impact of COVID-19 on our financial results follows:

•Net realized capital gains/losses and the change in allowance for credit losses totaled $19.5 million for the nine months ended September 30, 2020, including $25.7 million of losses incurred during the first quarter 2020.
•The change in the value of equity investments included in net investment income declined $7.1 for the nine months ended September 30, 2020. During the third quarter of 2020, we experienced $1.8 million of recovery in the value of equity securities as markets improved.
•Equity earnings from limited liability partnerships and limited liability companies resulted in a pre-tax loss of $0.3 million for the nine months ended September 30, 2020, compared to pre-tax income of $3.1 million for the nine months ended September 30, 2019. Pre-tax equity earnings were $0.4 million during the third quarter of 2020, compared to $1.0 million for the third quarter of 2019.
•During the third quarter of 2020, we incurred a pre-tax unlocking charge of $6.7 million, driven largely by a $13.1 million pre-tax charge associated with a change in our outlook for lower investment yields. Additional details regarding the impact of unlocking are included in the discussion of our segments that follows.
•As summarized in the “Results of Operations” section that follows, we experienced a decline in annuity premiums collected during the three- and nine-month periods ended September 30, 2020, compared to the prior year periods, as sales were negatively impacted by crediting rate and cap reductions in response to declining market interest rates.

The impact of COVID-19 on our mortality experience has been modest, with 33 reported claims during the third quarter of 2020 totaling $0.8 million in death benefits incurred net of reinsurance and reserves released and 70 reported claims during the nine months ended September 30, 2020 totaling $3.0 million in death benefits incurred net of reserves released.

As a result of these items, our earnings have decreased during the third quarter of 2020 and the nine months ended September 30, 2020 compared to the prior year periods, as discussed in the “Results of Operations” discussion that follows. The U.S. federal government has taken actions to support the economy, including those unemployed during the crisis, and is presently considering further actions. To the extent the economic downturn caused by COVID-19 continues for an extended period, or worsens, it is uncertain how that will impact our operations, including sales and the value of our assets and liabilities although we expect the impact would be negative.

Financial position

Lower U.S. Treasury interest rates resulted in an increase in the fair value of our fixed maturity securities during the nine-month period ended September 30, 2020. The increase in fair value of our fixed maturity securities at September 30, 2020, compared with December 31, 2019, resulted in an increase in our book value per common share to $66.21 at September 30, 2020 from $60.12 at December 31, 2019.

Our capital position remains strong, with Farm Bureau Life’s company action level risk-based capital ratio estimated to be 525% at September 30, 2020.

Liquidity

Our liquidity position remains strong with cash being generated by operations and financing activities. In addition, a significant portion of our liquid fixed maturity securities are in an unrealized gain position. See the “Investments” and “Liquidity and Capital Resources” discussions that follow.

Table of Content
Risk Factors

See “Part II, Item 1A, Risk Factors,” for additional discussion.

Results of Operations for the Periods Ended September 30, 2020 and 2019

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change	2020	2019	Change
	(Dollars in thousands, except per share data)
Net income attributable to FBL Financial Group, Inc.	$20,974	$25,129	(17)%	$44,670	$91,470	(51)%
Net income adjustments:
Net realized gains/losses on investments (1)	(3,300)	(440)	650%	15,103	(7,960)	(290)%
Change in fair value of derivatives (1)	2,079	526	295%	4,867	(657)	(841)%
Adjusted operating income (2)	$19,753	$25,215	(22)%	$64,640	$82,853	(22)%

Pre-tax adjusted operating income:
Annuity segment	$18,916	$8,121	133%	$45,852	$38,420	19%
Life Insurance segment	2,641	14,032	(81)%	25,168	42,363	(41)%
Corporate and Other segment	829	4,939	(83)%	4,754	13,853	(66)%
Total pre-tax adjusted operating income	22,386	27,092	(17)%	75,774	94,636	(20)%
Income taxes on adjusted operating income	(2,633)	(1,877)	40%	(11,134)	(11,783)	(6)%
Adjusted operating income (2)	$19,753	$25,215	(22)%	$64,640	$82,853	(22)%

Earnings per common share - assuming dilution	$0.85	$1.01	(16)%	$1.81	$3.69	(51)%
Adjusted operating income per common share - assuming dilution (2)	0.80	1.02	(22)%	2.62	3.34	(22)%
Effective tax rate on adjusted operating income	12%	7%		15%	12%
Average invested assets, at amortized cost net of allowance for credit losses (3)				$8,546,717	$8,323,273	3%
Annualized yield on average invested assets (4)				4.64%	4.97%

Other data
Death benefits, net of reinsurance and reserves released, net of tax	$26,854	$23,822	13%	$74,852	$70,407	6%
Impact on adjusted operating income of unlocking deferred acquisition costs, deferred sales inducements, unearned revenue reserve and certain interest sensitive product reserves, net of tax	(5,306)	(2,109)	152	(5,306)	(2,109)	152
Estimated impact from separate account performance on amortization of deferred acquisition costs, deferred sales inducements and unearned revenue reserve, net of tax (5)	1,185	(158)	(850)%	(40)	2,054	(102)%
Other investment-related income included in net investment income (1)(6)	860	567	52%	1,729	2,837	(39)%

(1)Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves and deferred acquisition costs, as well as changes in interest sensitive product reserves and income taxes attributable to these items.

Table of Content
(2)Adjusted operating income is a non-GAAP measure of earnings, see the Overview section above for additional information.
(3)Average invested assets, including investments held as securities and indebtedness of related parties and cash equivalents, is the average of investment balances at the beginning of the reporting period and as of the end of each quarter throughout the reporting period. Average invested assets are used in the calculation of the annualized investment yield.
(4)Annualized yield is the actual annualized investment earnings during the reporting period divided by average invested assets. Annualized yield is used as a measure of investment performance during the reporting periods.
(5)Amounts represent the estimated effect of market performance of policyholder funds invested in the separate accounts on the value of deferred acquisition costs, deferred sales inducements and unearned revenue reserve, net of tax.
(6)Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our payment speed assumptions on mortgage and other asset-backed securities.

Net income and pre-tax adjusted operating income decreased in the third quarter of 2020, compared to the prior year period, primarily due to an increase in death benefits and the impact of unlocking actuarial assumptions, partially offset by the impact of market performance on variable product deferred acquisition cost amortization. Net income and pre-tax adjusted operating income decreased in the nine months ended September 30, 2020, compared to the prior year period, due to decreases in net investment income from lower yields on invested assets and equity income, the impact of market performance on reserves associated with guaranteed living withdrawal benefits, increases in death benefits and the impact of unlocking actuarial assumptions. These decreases were partially offset by a decrease in amortization of deferred acquisition costs primarily due to changes in actual and expected profits on the underlying business. Net income also decreased in the nine months ended September 30, 2020, compared to the prior year period, due to net realized capital losses from the change in fair value of equity securities, an increase in allowances for credit losses on investments and a change in fair value on our derivatives. See the discussion that follows for details regarding pre-tax adjusted operating income by segment. See the “Impact of COVID-19 and Recent Business Environment” section above for additional information on market performance.

Footnotes applicable to the segment discussion that follows are summarized below:
(1)Premiums collected is a non-GAAP measure of sales production, see Note 8 to our consolidated financial statements for additional information.
(2)Average invested assets, including applicable investments held as securities and indebtedness of related parties and cash equivalents, is the average of investment balances at the beginning of the reporting period and as of the end of each quarter throughout the reporting period. Average invested assets are used in the calculation of the annualized investment yield.
(3)Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our payment speed assumptions on mortgage and other asset-backed securities.
(4)Annualized yield is the actual annualized investment earnings during the reporting period divided by average invested assets. Annualized yield is used as a measure of investment performance during the reporting periods.
(5)Annualized average crediting rates consist of annualized interest credited and index credits applied to policyholders during the reporting period, along with amortization of call option costs and proceeds from sales or maturing call options associated with the call options that back our indexed products as a percentage of the simple average of policyholder account values as of the beginning of the reporting period and end of the reporting period, adjusted for interest credited during the period. Annualized average crediting rates along with annualized average investment yields provides a view of spread margin earned on the underlying products.
(6)Average aggregate individual annuity account value is a measure used to monitor business growth in our individual fixed and indexed annuity product lines and is calculated using a simple average of policyholder account values as of the beginning and end of the reporting period.
(7)Individual annuity withdrawal rate represents withdrawal benefits incurred during the reporting period, excluding internal exchanges, as a percent of the simple average of related policy reserves at the beginning and end of the reporting period. The individual annuity withdrawal rate is a measure customer retention.
(8)Average aggregate interest sensitive life account value is a measure used to monitor business growth in our universal life product lines and is calculated using a simple average of policyholder account values as of the beginning and end of the reporting period.
(9)Life insurance lapse and surrender rate represents the face amount of policyholder lapses and surrenders, incurred during the reporting period, as a percent of the simple average of related insurance in force at the beginning and end of the reporting period. The life insurance lapse and surrender rate is a measure of customer retention.
(10)Average aggregate interest sensitive account value is a measure used to monitor business volume of our variable universal life and variable annuity product lines and is calculated using a simple average of policyholder account values as of the beginning and end of the reporting period.
(11)Amounts represent the estimated effect of market performance of policyholder funds invested in the separate accounts on actual and expected profits and the related impact on the value of deferred acquisition costs, deferred sales inducements and unearned revenue reserve.

Table of Content

Annuity Segment
	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change	2020	2019	Change
	(Dollars in thousands)
Adjusted operating revenues:
Interest sensitive product charges	$1,776	$1,608	10%	$5,741	$4,947	16%
Net investment income	51,576	49,633	4%	155,802	153,239	2%
Total adjusted operating revenues	53,352	51,241	4%	161,543	158,186	2%

Adjusted operating benefits and expenses:
Interest sensitive product benefits	25,652	28,585	(10)%	90,053	87,105	3%
Underwriting, acquisition and insurance expenses:
Commissions net of deferrals	320	405	(21)%	1,056	1,401	(25)%
Amortization of deferred acquisition costs	3,384	8,015	(58)%	8,427	13,611	(38)%
Amortization of value of insurance in force	175	164	7%	525	490	7%
Other underwriting expenses	4,905	5,951	(18)%	15,630	17,159	(9)%
Total underwriting, acquisition and insurance expenses	8,784	14,535	(40)%	25,638	32,661	(22)%
Total adjusted operating benefits and expenses	34,436	43,120	(20)%	115,691	119,766	(3)%
Pre-tax adjusted operating income	$18,916	$8,121	133%	$45,852	$38,420	19%

Other data
Annuity premiums collected, direct (1)	$45,263	$56,076	(19)%	$139,167	$185,234	(25)%
Policy liabilities and accruals, end of period				4,561,434	4,392,884	4%
Average invested assets, at amortized cost net of allowance for credit losses (2)				4,613,118	4,489,981	3%
Other investment-related income included in net investment income (3)	1,541	699	120%	2,840	2,245	27%
Average aggregate individual annuity account value (6)				3,180,883	3,173,145	—%

Earned spread on individual annuity products:
Annualized yield on average invested assets (4)				4.52%	4.72%
Annualized average crediting rate (5)				2.49%	2.57%
Spread				2.03%	2.15%

Individual annuity withdrawal rate (7)				4.4%	5.7%

Pre-tax adjusted operating income for the Annuity segment increased in the third quarter of 2020 and the nine months ended September 30, 2020, compared to the prior year periods, primarily due to the impact of unlocking and a decrease in other underwriting expenses, partially offset by reduced spread income earned from lower yields on invested assets. The change in the nine-month period was also negatively impacted by market performance on reserves associated with the guaranteed living withdrawal benefits. See the “Impact of COVID-19 and Recent Business Environment” section above for additional information on market performance.

The average aggregate account value for individual annuity contracts in force increased in the nine months ended September 30, 2020, compared to the prior year period, due to continued sales and the crediting of interest. Premiums collected were lower in

Table of Content
the third quarter of 2020 and the nine months ended September 30, 2020, compared to the prior year periods, due to decreased sales of fixed rate deferred annuity and indexed annuity products, as sales were negatively impacted by crediting rate and cap reductions in response to declining portfolio yields. Individual fixed rate deferred annuity collected premiums were $22.8 million in the third quarter of 2020 and $64.1 million in the nine months ended September 30, 2020, compared to $25.0 million in the third quarter of 2019 and $94.7 million in the nine months ended September 30, 2019. Indexed annuity collected premiums were $20.6 million in the third quarter of 2020 and $69.7 million in the nine months ended September 30, 2020, compared to $30.3 million in the third quarter of 2019 and $87.0 million in the nine months ended September 30, 2019. To increase spread income given lower fixed and indexed annuity sales, we increased the issuance of funding agreements with the Federal Home Loan Bank of Des Moines (FHLB) during 2020. Outstanding funding agreements with FHLB total $626.5 million at September 30, 2020, compared with $448.8 million at September 30, 2019.

Amortization of deferred acquisition costs decreased during the third quarter of 2020 and nine months ended September 30, 2020, compared to the prior year periods, due to unlocking actuarial assumptions and changes in actual and expected income earned on the underlying business. Unlocking generally reflects changes in our projected earned spreads, policy lapses, withdrawals and mortality assumptions. The impact of unlocking on pre-tax operating income for the quarter and nine months ended September 30, 2020 and 2019 was as follows:

Impact of Unlocking on Pre-tax Adjusted Operating Income
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Amortization of deferred sales inducements reported in interest sensitive product benefits	$57	$(195)	$57	$(195)
Amortization of deferred acquisition costs	(1,189)	(4,668)	(1,189)	(4,668)
Changes in reserves reported in interest sensitive product benefits	5,358	—	5,358	—
Increase (decrease) to pre-tax adjusted operating income	$4,226	$(4,863)	$4,226	$(4,863)

The unlocking impact on the changes in reserves in 2020 is due primarily to updating the expected policyholder utilization of the guaranteed living withdrawal benefit rider on index annuities.

Other underwriting expenses decreased in the third quarter of 2020 and in the nine months ended September 30, 2020, compared to the prior year periods, due to various expense management actions including deferral of projects, reduction in the use of consultants and limiting replacement of employees that leave the company. In addition, travel expenses are lower due to COVID-related travel restrictions.

The annualized average yield on invested assets for individual annuities decreased in the nine months ended September 30, 2020, compared to the prior year period, primarily due to lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, compared with the average existing portfolio yield. The annualized average yield decrease was partially offset by higher other investment-related income. See the “Financial Condition” section for additional information regarding the yields obtained on investment acquisitions. Annualized average crediting rates on our individual annuity products decreased in the nine months ended September 30, 2020, compared to the prior year period, due to crediting and cap rate actions taken in 2020 in response to a declining portfolio yield and a change in our mix of business in force, partially offset by increased amortization of call option costs.

Table of Content

Life Insurance Segment
	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change	2020	2019	Change
	(Dollars in thousands)
Adjusted operating revenues:
Interest sensitive product charges and other income	$23,180	$19,032	22%	$63,404	$57,404	10%
Traditional life insurance premiums	47,792	46,982	2%	147,429	147,361	—%
Net investment income	40,198	38,581	4%	117,044	118,026	(1)%
Total adjusted operating revenues	111,170	104,595	6%	327,877	322,791	2%

Adjusted operating benefits and expenses:
Interest sensitive product benefits:
Interest and index credits	11,110	8,326	33%	28,453	25,395	12%
Death benefits and other	22,958	17,198	33%	56,175	45,556	23%
Total interest sensitive product benefits	34,068	25,524	33%	84,628	70,951	19%
Traditional life insurance benefits:
Death benefits	25,579	25,233	1%	75,261	70,226	7%
Surrender and other benefits	7,835	9,435	(17)%	25,360	29,250	(13)%
Increase in traditional life future policy benefits	12,113	8,206	48%	36,227	32,031	13%
Total traditional life insurance benefits	45,527	42,874	6%	136,848	131,507	4%
Distributions to participating policyholders	1,733	2,441	(29)%	5,879	7,539	(22)%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	4,547	4,487	1%	14,041	14,305	(2)%
Amortization of deferred acquisition costs	8,404	(592)	(1,520)%	13,888	8,551	62%
Amortization of value of insurance in force	370	372	(1)%	1,110	1,116	(1)%
Other underwriting expenses	14,179	16,278	(13)%	46,006	48,658	(5)%
Total underwriting, acquisition and insurance expenses	27,500	20,545	34%	75,045	72,630	3%
Total adjusted operating benefits and expenses	108,828	91,384	19%	302,400	282,627	7%
	2,342	13,211	(82)%	25,477	40,164	(37)%
Equity income (loss), before tax	299	821	(64)%	(309)	2,199	(114)%
Pre-tax adjusted operating income	$2,641	$14,032	(81)%	$25,168	$42,363	(41)%

Table of Content

Life Insurance Segment - continued
	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change	2020	2019	Change
	(Dollars in thousands)
Other data
Life premiums collected, net of reinsurance (1)	$77,666	$75,043	3%	$238,774	$232,442	3%
Policy liabilities and accruals, end of period				3,184,095	3,057,183	4%
Life insurance in force, end of period				62,695,650	61,025,460	3%
Average invested assets, at amortized cost net of allowance for credit losses (2)				3,237,690	3,132,734	3%
Other investment-related income included in net investment income (3)	103	70	47%	275	1,353	(80)%
Average aggregate interest sensitive life account value (8)				903,703	874,574	3%

Interest sensitive life insurance spread:
Annualized yield on average invested assets (4)				4.96%	5.25%
Annualized average crediting rate (5)				3.88%	3.77%
Spread				1.08%	1.48%

Life insurance lapse and surrender rates (9)				3.8%	4.6%
Death benefits, net of reinsurance and reserves released	$26,930	$25,846	4%	$78,337	$72,385	8%

Pre-tax adjusted operating income for the Life Insurance segment decreased in the third quarter of 2020 and in the nine months ended September 30, 2020, compared to the prior year periods, primarily due to the impact of unlocking actuarial assumptions, increases in death benefits, net of reinsurance and reserves released, partially offset by decreases in other underwriting expenses. The nine-month period, compared to the prior year period, was also impacted by decreases in equity income and amortization of deferred acquisition costs, excluding the impact of unlocking, due to changes in actual and expected profits which included increased mortality expense and less equity income.

Amortization of deferred acquisition costs increased during the third quarter of 2020 and the nine months ended September 30, 2020, compared to the prior year periods, due to unlocking actuarial assumptions and changes in actual and expected profits on the underlying business, which included increased mortality expense and less equity income. Amortization of unearned revenue reserves, as well as reserves held on certain interest sensitive products, were also impacted by unlocking. Unlocking generally reflects changes in our projected earned spreads, policy lapses, premium persistency and mortality assumptions. Unlocking in 2020 included changes in our projected modal premium factors. The impact of unlocking on pre-tax operating income for the quarter and nine months ended September 30, 2020 and 2019 was as follows:

Table of Content

Impact of Unlocking on Pre-tax Adjusted Operating Income
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Amortization of unearned revenue reserve reported in interest sensitive product charges and other income	$3,772	$(386)	$3,772	$(386)
Amortization of deferred sales inducements reported in interest sensitive product benefits	(1,207)	45	(1,207)	45
Amortization of deferred sales inducements reported in traditional life insurance benefits	138	69	138	69
Amortization of deferred acquisition costs	(5,556)	3,728	(5,556)	3,728
Changes in reserves reported in interest sensitive product benefits	(7,270)	(1,062)	(7,270)	(1,062)
Increase (decrease) to pre-tax adjusted operating income	$(10,123)	$2,394	$(10,123)	$2,394

Death benefits, net of reinsurance and reserves released, increased in the third quarter of 2020, compared to the prior year period, due to an increase in average claim amounts, net of reinsurance and reserves released. In the nine-month period ending September 30, 2020, compared to the prior year period, death benefits, net of reinsurance and reserves released, increased due to increases in the number of claims and average claim amounts, net of reinsurance and reserves released. Death benefits in the Life Insurance segment include COVID-19 related claims, net of reinsurance and reserves released, totaling $0.7 million for the third quarter of 2020 and $2.6 million for the nine months ended September 30, 2020.

Other underwriting expenses decreased in the third quarter of 2020 and in the nine months ended September 30, 2020, compared to the prior year periods, due to various expense management actions including deferral of projects, reduction in the use of consultants and limiting replacement of employees that leave the company. In addition, travel expenses are lower due to COVID-related travel restrictions.

The annualized average yield on invested assets for interest sensitive life insurance products decreased in the nine months ended September 30, 2020, compared to the prior year period, due to lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments and decreases in other investment-related income. See the “Financial Condition” section for additional information regarding the yields obtained on investment acquisitions. Annualized average crediting rates on our interest sensitive life insurance products increased in the nine months ended September 30, 2020, compared to the prior year period, primarily due to a change in the mix of business and increased amortization of call option costs.

Table of Content

Corporate and Other Segment
	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change	2020	2019	Change
	(Dollars in thousands)
Adjusted operating revenues:
Interest sensitive product charges	$10,246	$10,408	(2)%	$31,484	$31,527	—%
Net investment income	7,306	8,277	(12)%	22,242	25,505	(13)%
Other income	4,946	4,548	9%	14,834	12,883	15%
Total adjusted operating revenues	22,498	23,233	(3)%	68,560	69,915	(2)%

Adjusted operating benefits and expenses:
Interest sensitive product benefits	10,310	7,642	35%	26,141	26,865	(3)%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	669	720	(7)%	2,003	2,170	(8)%
Amortization of deferred acquisition costs	111	1,854	(94)%	4,533	1,792	153%
Other underwriting expenses	1,562	1,244	26%	5,141	3,810	35%
Total underwriting, acquisition and insurance expenses	2,342	3,818	(39)%	11,677	7,772	50%
Interest expense	1,212	1,213	—%	3,638	3,637	—%
Other expenses	7,878	5,764	37%	22,524	18,649	21%
Total adjusted operating benefits and expenses	21,742	18,437	18%	63,980	56,923	12%
	756	4,796	(84)%	4,580	12,992	(65)%
Net (income) loss attributable to noncontrolling interest	21	(47)	(145)%	165	(7)	(2,457)%
Equity income, before tax	52	190	(73)%	9	868	(99)%
Pre-tax adjusted operating income	$829	$4,939	(83)%	$4,754	$13,853	(66)%

Other data
Average invested assets, at amortized cost net of allowance for credit losses (2)				$695,909	$700,558	(1)%
Other investment-related income (loss) included in net investment income (3)	$(39)	$116	(134)%	(13)	604	(102)%
Average aggregate interest sensitive account value (10)				360,332	362,565	(1)%
Death benefits, net of reinsurance and reserves released	6,643	4,261	56%	15,838	16,783	(6)%
Estimated impact on pre-tax adjusted operating income from separate account performance on amortization of deferred acquisition costs, deferred sales inducements and unearned revenue reserve (11)	1,500	(200)	(850)%	(50)	2,600	(102)%

Pre-tax adjusted operating income decreased for the Corporate and Other segment in the third quarter of 2020, compared to the prior year period, primarily due to an increase in death benefits and other expenses, partially offset by a decrease in amortization of deferred acquisition costs resulting from the impact of market performance on our variable business. Pre-tax adjusted operating income decreased in the nine months ended September 30, 2020, compared to the prior year period, primarily due to increases in other expenses and amortization of deferred acquisition costs resulting from the impact of market performance on our variable business and a decrease in corporate investment income from lower yielding securities.

Death benefits, net of reinsurance and reserves released, increased in the third quarter of 2020, compared to the prior year period, primarily due to an increase in the number of claims. Death benefits, net of reinsurance and reserves released, decreased in the nine months ended September 30, 2020, compared to the prior year period, due primarily to a decrease in the average

Table of Content
claim amounts, net of reinsurance and reserves released, partially offset by an increase in the number of claims. Death benefits in the Corporate and Other segment include COVID-19 related claims, net of reinsurance and reserves released, totaling $0.2 million for the third quarter of 2020 and $0.4 million for the nine months ended September 30, 2020.

Amortization of deferred acquisition costs changed during the third quarter of 2020 and the nine months ended September 30, 2020, compared to the prior year periods, primarily due to the impact of market performance on our variable business and unlocking of actuarial assumptions. See the “Impact of COVID-19 and Recent Business Environment” section above for additional information on market performance. Unlocking generally reflects changes in projected earned spreads, separate account performance, premium persistency and withdrawal and mortality assumptions. The impact of unlocking on pre-tax operating income for the quarter and nine months ended September 30, 2020 and 2019 was as follows:

Impact of Unlocking on Pre-tax Adjusted Operating Income
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Amortization of unearned revenue reserve reported in interest sensitive product charges	$(62)	$(94)	$(62)	$(94)
Amortization of deferred sales inducements reported in interest sensitive product benefits	51	26	51	26
Amortization of deferred acquisition costs	(150)	(135)	(150)	(135)
Changes in reserves reported in interest sensitive product benefits	(659)	2	(659)	2
Decrease to pre-tax adjusted operating income	$(820)	$(201)	$(820)	$(201)
	—	—
Other income and other expenses include fees and expenses from sales of brokered products and operating results of our non-insurance subsidiaries, which include wealth management services, advisory, management and leasing activities. Other income and other expenses increased in the third quarter of 2020 and nine months ended September 30, 2020, compared to the prior year periods, primarily due to expanding our wealth management business. The expansion of our wealth management business has increased administrative costs along with the costs of implementing a new delivery platform to allow for additional product offerings and an enhanced customer experience. Revenues associated with our wealth management expansion increased modestly as we continue to develop this business, increasing $0.7 million in the third quarter of 2020 and $1.9 million during the nine months ended September 30, 2020, compared to the prior year periods. Expenses, including commissions, associated with our wealth management expansion have increased $1.2 million in the third quarter of 2020 and $3.1 million during the nine months ended September 30, 2020, compared to the prior year periods.

Equity Income (Loss)

Equity income (loss) includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies over which we exhibit some control but have a minority ownership interest. We consistently use the most recent financial information available, generally for periods not to exceed three months prior to the ending date of the period for which we are reporting, to account for equity income. Notably, one of our alternative investments reports earnings two quarters in arrears as it is a fund of funds, which increases the reporting timeline. Several of these entities are investment companies whose operating results are derived primarily from unrealized and realized gains and losses generated by their investment portfolios. The level of gains and losses for these entities normally fluctuates from period to period depending on the prevailing economic environment, changes in the value of underlying investments held by the investment partnerships, the timing and success of initial public offerings or exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures.

Equity income (loss), net of related taxes, for the third quarter of 2020 was $0.3 million compared with $0.8 million for the third quarter of 2019, and ($0.2) million for the nine months ended September 30, 2020 compared with $2.4 million for the nine months ended September 30, 2019. See Note 8 to our consolidated financial statements for further information.

Income Taxes on Adjusted Operating Income

The effective tax rate on adjusted operating income was 11.8% for the third quarter of 2020 and 14.7% for the nine months ended September 30, 2020, compared with 6.9% for the third quarter of 2019 and 12.5% for the nine months ended September 30, 2019. The effective tax rates differ from the federal statutory rate of 21% primarily due to the impact of LIHTC

Table of Content
investments and tax-exempt investment income. In addition, effective rates for 2019 benefited from non-recurring tax benefits totaling $2.5 million resulting from the execution of a tax planning strategy in the third quarter of 2019.

Components of income tax
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Income tax expense	$(2,883)	$(1,642)	$(5,887)	$(13,429)
Income tax benefit (expense) on equity income	(74)	(212)	62	(644)
Income tax offset on net income adjustments	324	(23)	(5,309)	2,290
Income taxes on adjusted operating income	$(2,633)	$(1,877)	$(11,134)	$(11,783)

Income taxes on adjusted operating income before benefits of LIHTC investments	$(3,493)	$(2,727)	$(13,801)	$(14,437)
Amounts related to LIHTC investments	860	850	2,667	2,654
Income taxes on adjusted operating income	$(2,633)	$(1,877)	$(11,134)	$(11,783)

Impact of Adjustments to Net Income Attributable to FBL
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Realized gains (losses) on investments and change in fair value of equity securities and derivatives	$780	$(198)	$(26,863)	$11,092
Offsets: (1)
Change in amortization	639	(343)	597	(647)
Reserve change on interest sensitive products	126	432	987	462
Income tax	(324)	23	5,309	(2,290)
Net impact of adjustments to net income	$1,221	$(86)	$(19,970)	$8,617
Net impact per common share - basic and assuming dilution	$0.05	$(0.01)	$(0.81)	$0.35

(1)The items excluded from adjusted operating income impact the amortization of deferred acquisition costs and unearned revenue reserve. Certain interest sensitive reserves as well as income taxes are also impacted.

Realized Gains (Losses) on Investments
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Realized gains (losses) on investments:
Realized gains	$237	$534	$431	$6,524
Realized losses	(60)	(3)	(1,989)	(341)
Change in unrealized gains/losses on equity securities	1,814	165	(7,099)	5,047
Total other-than-temporary impairment losses	—	(50)	—	(919)
Total allowance for credit losses	1,903	—	(10,855)	—
Net realized investment gains (losses)	$3,894	$646	$(19,512)	$10,311

The level of realized gains (losses) is subject to fluctuation from period to period due to movements in credit spreads and prevailing interest rates, changes in the economic environment, the timing of the sales of the investments generating the realized gains and losses, as well as the timing of allowances, impairments, recovery of allowances and unrealized gains and losses on equity securities. See “Financial Condition - Investments” and Note 2 to our consolidated financial statements for details regarding our unrealized gains and losses on available-for-sale securities at September 30, 2020 and December 31, 2019.

Table of Content

Change in Allowance/Credit Impairment Losses Recognized in Net Income
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Corporate securities:
Consumer Products	$850	$—	$(122)	$—
Financial	730	—	(4,315)	—
Energy	(175)	—	(7,060)	—
Other asset-backed	(281)	—	(598)	(869)
Securities and indebtedness of related parties	—	(50)	—	(50)
Mortgage loans	779	—	1,240	—
Total allowance for credit losses (2020); other-than-temporary impairment losses (2019) reported in net income	$1,903	$(50)	$(10,855)	$(919)

Allowance for credit losses for the nine months ended September 30, 2020 include an energy sector bond, a consumer products bond, and two financial sector bonds impaired to fair value caused by ongoing weakness in operating performance in addition to an asset backed bond due to a decline in expected cash flows. Improvements in the allowance results in recoveries recognized as realized gains. See Note 2 “Investment Operations” to our consolidated financial statements for more detail on the allowance for credit losses. Other-than-temporary credit impairment losses for the nine months ended September 30, 2019 include an asset-backed bond due to a decline in expected cash flows.

Financial Condition

Investments

Our investment portfolio increased 5.4% to $9,582.0 million at September 30, 2020 compared to $9,091.6 million at December 31, 2019. The portfolio increase is primarily due to a $312.4 million increase in the net unrealized appreciation of fixed maturities. The increase in unrealized appreciation is the result of a decrease in market interest rates driven by a decrease in Treasury rates. Additional details regarding securities in an unrealized gain or loss position at September 30, 2020 are included in the discussion that follows and in Note 2 to our consolidated financial statements. Details regarding investment impairments are discussed above in the “Realized Gains (Losses) on Investments” section under “Results of Operations.”
We manage the investment portfolio to optimize risk-adjusted yield within the context of prudent asset-liability management. We evaluate multiple cash flow testing scenarios as part of this process. The Company’s investment policy calls for investing primarily in high quality fixed maturities and commercial mortgage loans.

Fixed Maturity Acquisitions Selected Information
	Nine months ended September 30,
	2020	2019
	(Dollars in thousands)
Cost of acquisitions:
Corporate	$287,347	$301,717
Mortgage- and asset-backed	285,243	248,185
United States Government and agencies	25,212	—
Tax-exempt municipals	55,381	27,715
Total	$653,183	$582,617
Effective annual yield	3.20%	3.90%
Credit quality
NAIC 1 designation	73.9%	68.9%
NAIC 2 designation	19.7%	31.1%
Non-investment grade	6.4%	—%
Weighted-average life in years	11.0	16.0

Table of Content
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

A portion of the securities acquired during the nine months ended September 30, 2020 and September 30, 2019 were acquired with the proceeds from advances on our funding agreements with the FHLB. The securities acquired to support these funding agreements often carry a lower average yield than securities acquired to support our other insurance products, due to the shorter maturity and relatively low interest rate paid on those advances. In addition, certain municipal securities acquired are exempt from federal income taxes, and accordingly have a higher actual return than reflected in the yields stated above. The average yield of the securities acquired, excluding the securities supporting the funding agreements and using a tax-adjusted yield for the municipal securities, was 3.34% during the nine months ended September 30, 2020 and was 3.95% during the nine months ended September 30, 2019.

Investment Portfolio Summary
	September 30, 2020		December 31, 2019
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities - available for sale:
Public	$6,111,775	63.8%	$5,763,570	63.4%
144A private placement	1,837,248	19.2	1,699,924	18.7
Private placement	295,454	3.1	239,134	2.6
Total fixed maturities - available for sale	8,244,477	86.1	7,702,628	84.7
Equity securities	93,269	1.0	100,228	1.1
Mortgage loans	972,210	10.1	1,011,678	11.2
Real estate	955	—	955	—
Policy loans	197,009	2.1	201,589	2.2
Short-term investments	18,434	0.2	11,865	0.1
Other investments	55,639	0.5	62,680	0.7
Total investments	$9,581,993	100.0%	$9,091,623	100.0%

As of September 30, 2020, 96.4% (based on carrying value) of the available-for-sale fixed maturities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of September 30, 2020, no single non-investment grade holding exceeded 0.2% of total investments.

Table of Content

Credit Quality by NAIC Designation and Equivalent Rating
		September 30, 2020		December 31, 2019
NAIC Designation	Equivalent Rating (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$5,572,781	67.6%	$5,255,079	68.2%
2	BBB	2,372,784	28.8	2,268,920	29.5
	Total investment grade	7,945,565	96.4	7,523,999	97.7
3	BB	229,223	2.7	123,120	1.6
4	B	57,560	0.7	38,272	0.5
5	CCC	6,097	0.1	17,231	0.2
6	In or near default	6,032	0.1	6	—
	Total below investment grade	298,912	3.6	178,629	2.3
	Total fixed maturities - available for sale	$8,244,477	100.0%	$7,702,628	100.0%

(1)Equivalent ratings are based on those provided by nationally recognized rating agencies with some exceptions for certain residential mortgage, commercial mortgage- and asset-backed securities that are based on the expected loss of the security rather than the probability of default. This may result in a final designation being higher or lower than the equivalent credit rating.
See Note 2 to our consolidated financial statements for a summary of fixed maturities by contractual maturity date.

Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification
	September 30, 2020
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$352,188	$333,951	$48,876	$18,237	$(800)
Capital goods	335,959	326,008	46,445	9,951	(431)
Communications	159,573	154,115	27,448	5,458	(160)
Consumer cyclical	189,828	180,396	22,076	9,432	(1,562)
Consumer non-cyclical	696,098	671,180	117,952	24,918	(1,631)
Energy	428,390	355,180	41,031	73,210	(8,136)
Finance	750,292	718,757	78,703	31,535	(1,451)
Transportation	139,720	129,571	17,157	10,149	(237)
Utilities	176,811	174,535	23,975	2,276	(15)
Technology	884,298	872,878	176,413	11,420	(548)
Other	20,842	20,842	2,556	—	—
Total corporate securities	4,133,999	3,937,413	602,632	196,586	(14,971)
Mortgage- and asset-backed securities	2,628,534	2,339,764	240,186	288,770	(10,431)
United States Government and agencies	37,595	12,701	2,962	24,894	(453)
States and political subdivisions	1,444,349	1,410,905	181,171	33,444	(1,356)
Total	$8,244,477	$7,700,783	$1,026,951	$543,694	$(27,211)

Table of Content

Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification

	December 31, 2019
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$337,004	$330,254	$33,472	$6,750	$(259)
Capital goods	302,566	292,480	28,427	10,086	(278)
Communications	143,907	139,092	17,900	4,815	(453)
Consumer cyclical	154,744	145,584	12,971	9,160	(357)
Consumer non-cyclical	611,618	554,145	68,658	57,473	(4,057)
Energy	420,805	384,898	42,177	35,907	(6,637)
Finance	692,341	667,173	62,295	25,168	(2,287)
Transportation	129,421	116,659	11,186	12,762	(415)
Utilities	158,073	155,105	15,617	2,968	(23)
Technology	804,317	770,167	123,232	34,150	(765)
Other	24,154	24,154	2,114	—	—
Total corporate securities	3,778,950	3,579,711	418,049	199,239	(15,531)
Mortgage- and asset-backed securities	2,432,382	2,092,650	144,832	339,732	(5,956)
United States Government and agencies	14,123	11,629	1,711	2,494	(5)
States and political subdivisions	1,477,173	1,451,870	145,125	25,303	(866)
Total	$7,702,628	$7,135,860	$709,717	$566,768	$(22,358)

Credit Quality of Available-for-Sale Fixed Maturities with Unrealized Losses
		September 30, 2020
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$326,561	60.1%	$(9,017)	33.1%
2	BBB	97,069	17.8	(5,980)	22.0
	Total investment grade	423,630	77.9	(14,997)	55.1
3	BB	100,117	18.4	(9,436)	34.7
4	B	19,942	3.7	(2,778)	10.2
6	In or near default	5	—	—	—
	Total below investment grade	120,064	22.1	(12,214)	44.9
	Total	$543,694	100.0%	$(27,211)	100.0%

Table of Content

Credit Quality of Available-for-Sale Fixed Maturities with Unrealized Losses
		December 31, 2019
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$394,099	69.5%	$(6,932)	31.0%
2	BBB	103,400	18.2	(3,093)	13.8
	Total investment grade	497,499	87.7	(10,025)	44.8
3	BB	37,184	6.6	(5,096)	22.9
4	B	22,928	4.1	(1,616)	7.2
5	CCC	9,150	1.6	(5,621)	25.1
6	In or near default	7	—	—	—
	Total below investment grade	69,269	12.3	(12,333)	55.2
	Total	$566,768	100.0%	$(22,358)	100.0%

Available-For-Sale Fixed Maturities with Unrealized Losses by Length of Time
	September 30, 2020
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$3,059	$218,364	$(918)	$(3,878)
Greater than three months to six months	—	21,955	—	(290)
Greater than six months to nine months	2,836	166,438	(1,101)	(8,362)
Greater than nine months to twelve months	—	4,858	—	(151)
Greater than twelve months	5,942	147,453	(2,121)	(10,390)
Total	$11,837	$559,068	$(4,140)	$(23,071)

	December 31, 2019
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$255,507	$—	$(3,518)
Greater than three months to six months	—	98,253	—	(2,093)
Greater than six months to nine months	—	13,944	—	(464)
Greater than nine months to twelve months	—	—	—	—
Greater than twelve months	25,805	195,617	(8,444)	(7,839)
Total	$25,805	$563,321	$(8,444)	$(13,914)

Table of Content

Available-For-Sale Fixed Maturities with Unrealized Losses by Maturity Date
	September 30, 2020		December 31, 2019
	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Due in one year or less	$8,038	$(32)	$1,498	$(2)
Due after one year through five years	31,053	(1,597)	17,902	(3,340)
Due after five years through ten years	42,100	(3,294)	32,003	(478)
Due after ten years	173,733	(11,857)	175,633	(12,582)
	254,924	(16,780)	227,036	(16,402)
Mortgage- and asset-backed	288,770	(10,431)	339,732	(5,956)
Total	$543,694	$(27,211)	$566,768	$(22,358)

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

Our direct exposure to the Alt-A home equity and subprime first-lien sectors is limited to investments in structured securities collateralized by senior tranches of residential mortgage loans. We also have a partnership interest in one fund at September 30, 2020 and December 31, 2019, that owns securities backed by Alt-A home equity, subprime first-lien and adjustable rate mortgage collateral. The fund is reported as securities and indebtedness of related parties in our consolidated balance sheets with a fair value of $0.9 million at September 30, 2020 and $1.4 million at December 31, 2019. We do not own any direct investments in subprime lenders.

Mortgage- and Asset-Backed Securities by Collateral Type
	September 30, 2020			December 31, 2019
	Amortized Cost	Carrying Value	Percent of Fixed Maturities	Amortized Cost	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Government agency	$213,720	$244,546	3.0%	$220,209	$236,734	3.1%
Prime	387,451	411,217	5.0	338,795	357,769	4.6
Alt-A	59,959	69,997	0.8	68,483	80,732	1.0
Subprime	122,109	130,323	1.6	133,410	144,485	1.9
Commercial mortgage	996,794	1,149,431	13.9	969,453	1,045,473	13.6
Collateralized loan obligation	227,791	223,890	2.7	186,671	185,427	2.4
Non-mortgage	391,553	399,130	4.8	376,485	381,762	5.0
Total	$2,399,377	$2,628,534	31.8%	$2,293,506	$2,432,382	31.6%

Table of Content
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

Residential Mortgage-Backed Securities by NAIC Designation and Origination Year
	September 30, 2020
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$52,706	$54,539	$56,491	$70,340	$545,156	$591,043	$654,353	$715,922
3	214	220	156	171	—	—	370	391
4	—	—	4,123	4,789	—	—	4,123	4,789
5	—	—	3,055	4,005	—	—	3,055	4,005
6	5	5	—	—	—	—	5	5
Total	$52,925	$54,764	$63,825	$79,305	$545,156	$591,043	$661,906	$725,112

	December 31, 2019
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$60,698	$62,145	$61,993	$80,465	$495,061	$519,147	$617,752	$661,757
3	279	275	1,113	1,080	—	—	1,392	1,355
4	—	—	4,297	5,372	—	—	4,297	5,372
5	—	—	3,216	3,898	—	—	3,216	3,898
6	6	6	—	—	—	—	6	6
Total	$60,983	$62,426	$70,619	$90,815	$495,061	$519,147	$626,663	$672,388

The commercial mortgage-backed securities (CMBS) are primarily sequential securities. CMBS typically have cash flows that are less subject to refinance risk than residential mortgage-backed securities principally due to prepayment restrictions on many of the underlying commercial mortgage loans.

Commercial Mortgage-Backed Securities by NAIC Designation and Origination Year
	September 30, 2020
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$7,527	$8,753	$92,419	$115,186	$855,731	$977,631	$955,677	$1,101,570
2	—	—	41,117	47,861	—	—	41,117	47,861
Total (1)	$7,527	$8,753	$133,536	$163,047	$855,731	$977,631	$996,794	$1,149,431

Table of Content

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

(1)    The CMBS portfolio included government agency-backed securities with a carrying value of $923.4 million at September 30, 2020 and $845.5 million at December 31, 2019. Also included in the CMBS portfolio are military housing bonds totaling $170.5 million at September 30, 2020 and $163.9 million at December 31, 2019. These bonds are used to fund the construction of multi-family homes on United States military bases. The bonds are backed by a first mortgage lien on residential military housing projects.

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

Other Asset-Backed Securities by NAIC Designation and Origination Year
	September 30, 2020
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$5,466	$5,194	$122,061	$132,948	$486,476	$488,522	$614,003	$626,664
2	—	—	—	—	110,216	111,540	110,216	111,540
3	152	153	—	—	11,939	11,951	12,091	12,104
4	1,237	1,320	—	—	1,403	1,234	2,640	2,554
5	—	—	—	—	1,727	1,129	1,727	1,129
Total	$6,855	$6,667	$122,061	$132,948	$611,761	$614,376	$740,677	$753,991

	December 31, 2019
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$6,188	$5,981	$134,272	$147,913	$435,077	$435,779	$575,537	$589,673
2	1,396	1,488	1,547	1,608	113,762	116,354	116,705	119,450
3	163	160	—	—	3,230	3,483	3,393	3,643
5	—	—	—	—	1,755	1,755	1,755	1,755
Total	$7,747	$7,629	$135,819	$149,521	$553,824	$557,371	$697,390	$714,521

State and Political Subdivision Securities

State and political subdivision securities totaled $1,444.3 million, or 17.5% of total fixed maturities, at September 30, 2020, and $1,477.2 million, or 19.2% of total fixed maturities at December 31, 2019 and include investments in general obligation, revenue and municipal housing bonds. Our investment strategy is to utilize municipal bonds in addition to corporate bonds, as

Table of Content
we believe they provide additional diversification and have historically low default rates compared with similarly rated corporate bonds. We evaluate the credit strength of the underlying issues on both a quantitative and qualitative basis, excluding insurance, prior to acquisition. The majority of the municipal bonds we hold are investment grade credits without consideration of insurance. Our municipal bonds are well diversified by type and geography with the top exposure being water and sewer revenue bonds. Our municipal bond holdings were trading at 114.2% of amortized cost at September 30, 2020. We do not hold any Puerto Rico-related bonds. Exposure to the state of Illinois and municipalities within the state accounted for 1.1% of our total fixed maturities at September 30, 2020. As of September 30, 2020, our Illinois-related portfolio holdings were rated investment grade and were trading at 118.9% of amortized cost.

Mortgage Loans

Mortgage loans totaled $972.2 million at September 30, 2020 and $1,011.7 million at December 31, 2019. Our mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. The total number of commercial mortgage loans outstanding was 212 at September 30, 2020 and 209 at December 31, 2019. In the first nine months of 2020, new loans ranged from $3.3 million to $7.9 million in size, with an average loan size of $5.6 million, an average loan term of 14 years and an average net yield of 3.54%. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. The majority of our mortgage loans amortize principal, with 3.1% that are interest-only loans as of September 30, 2020. At September 30, 2020, the average loan-to-value of the current outstanding principal balance using the most recent appraised value was 50.7% and the weighted average debt service coverage ratio was 1.7 based on the results of our 2019 annual study. See Note 2 to our consolidated financial statements for further discussion regarding our mortgage loans.

Other Assets and Liabilities

	September 30, 2020	December 31, 2019	Percentage change
Selected other assets:
Cash and cash equivalents	15,030	17,277	(13.0)%
Reinsurance recoverable	112,382	107,498	4.5%
Deferred acquisition costs	201,022	289,456	(30.6)%
Other assets	159,824	167,940	(4.8)%
Assets held in separate accounts	616,381	645,881	(4.6)%
Selected other liabilities:
Future policy benefits	7,629,442	7,393,549	3.2%
Other policyholder funds	590,289	597,256	(1.2)%
Deferred income taxes	187,161	152,373	22.8%
Other liabilities	113,744	107,013	6.3%
Liabilities held in separate accounts	616,381	645,881	(4.6)%

Deferred acquisition costs decreased compared to the prior year end primarily due to a $88.0 million increase in the impact of the change in net unrealized appreciation on fixed maturity securities during the period. Assets and liabilities held in separate accounts decreased due to surrenders exceeding inflows from premiums and investment earnings on this closed block of business as well as a decrease in market performance on the underlying investment portfolios.

Future policy benefits increased primarily due to increases in our funding agreements with the FHLB. Deferred income taxes increased primarily due to the tax impact of the change in unrealized appreciation/depreciation on investments. Other liabilities increased due to an increase in our liability for unsettled security trades.

Table of Content
Stockholders’ Equity

As discussed in Note 6 to our consolidated financial statements, stockholders’ equity was impacted by capital deployment actions during the nine months ended September 30, 2020, which included a special cash dividend of $1.50 per share on Class A and Class B common stock and an increase in our regular quarterly dividend by 4.2% to $0.50 per share.

	September 30, 2020	December 31, 2019	Percentage change
	(dollars in thousands, except per share data)
Total FBL Financial Group, Inc. stockholders’ equity	$1,618,229	$1,485,757	8.9%
Common stockholders’ equity	1,615,229	1,482,757	8.9%

Book value per share	$66.21	$60.12	10.1%
Less: Per share impact of accumulated other comprehensive income	21.69	14.39	50.7%
Book value per share, excluding accumulated other comprehensive income (1)	$44.52	$45.73	(2.6)%

(1)Book value per share excluding accumulated other comprehensive income is a non-GAAP financial measure. Since accumulated other comprehensive income fluctuates from quarter to quarter due to unrealized changes in the fair value of investments caused principally by changes in market interest rates, we believe this non-GAAP financial measure provides useful supplemental information.

Our stockholders’ equity increased compared to the prior year end primarily due to the change in unrealized appreciation on fixed maturity securities during the period, partially offset by dividends paid.

Liquidity and Capital Resources

Cash Flows

During the first nine months of 2020, our operating activities generated cash flows totaling $158.1 million, consisting of net income of $44.5 million adjusted for non-cash operating revenues and expenses netting to $113.6 million. We used cash of $193.3 million in our investing activities during the 2020 period. The primary uses were $733.4 million of investment acquisitions, mostly in fixed maturity securities, partially offset by $554.8 million in sales, maturities and repayments of investments. Our financing activities provided cash of $33.0 million during the 2020 period. The primary financing source was $545.2 million in receipts from interest sensitive products credited to policyholder account balances, which was offset by $428.2 million for return of policyholder account balances on interest sensitive products and $74.0 million for dividends paid to stockholders. The change in policyholder account balances includes a net increase of $138.1 million in funding agreements with the FHLB during the first nine months of 2020.

Sources and Uses of Capital Resources

Parent company cash inflows from operations consist primarily of fees that it charges various subsidiaries and affiliates for management of their operations, expense reimbursements and tax settlements from subsidiaries and affiliates, investment income, and dividends from subsidiaries, if declared and paid. Revenue sources for the parent company during the nine months ended September 30, 2020 included management fees from subsidiaries and affiliates totaling $6.3 million and dividends of $86.0 million. Cash outflows are principally for salaries, taxes and other expenses related to providing management services, contributions to non-insurance subsidiaries, dividends on outstanding stock, stock repurchases and interest on our parent company debt.

We paid regular cash dividends on our common and preferred stock during the nine-month period ended September 30 totaling $37.0 million in 2020 and $35.6 million in 2019. In addition, we paid a special $1.50 per common share cash dividend totaling $37.0 million in March 2020 and March 2019. It is anticipated that quarterly cash dividend requirements for 2020 will be $0.0075 per Series B redeemable preferred share and $0.50 per common share. Common stock dividend rates are analyzed quarterly and are dependent upon our capital and liquidity positions. In addition, alternative uses of excess capital may impact future dividend levels. Assuming these quarterly dividend rates, the common and preferred dividends would total approximately $12.2 million for the remainder of 2020. The parent company expects to have sufficient resources and cash flows

Table of Content
to meet its interest and dividend payments throughout 2020. The parent company had available cash and investments totaling $34.5 million at September 30, 2020. The parent company expects to rely on available cash resources, dividends from Farm Bureau Life and management fee income to make dividend payments to its stockholders, interest payments on its debt and to fund any capital initiatives such as stock repurchases. In addition, our parent company and Farm Bureau Life have entered into a reciprocal line of credit arrangement, which provides additional liquidity for either entity up to $20.0 million. We had no material commitments for capital expenditures as of September 30, 2020.

As discussed in Note 6 to our consolidated financial statements, we have periodically taken advantage of opportunities to repurchase our outstanding Class A common stock through Class A common stock repurchase programs approved by our Board of Directors. At September 30, 2020, $26.3 million remains available for repurchase under the current Class A common stock repurchase program. Under this program, we repurchased 290,144 shares for $10.0 million during the nine months ended September 30, 2020. Completion of this program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

Interest payments on our debt totaled $3.6 million for the nine months ended September 30, 2020 and September 30, 2019. Interest payments on our debt outstanding at September 30, 2020 are estimated to be $1.2 million for the remainder of 2020.

Farm Bureau Life’s cash inflows primarily consist of premiums; deposits to policyholder account balances; income from investments; sales, maturities and calls of investments; and repayments of investment principal. Farm Bureau Life’s cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, current operating expenses and dividends. Life insurance companies generally produce a positive cash flow that may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. Continuing operations and financing activities from Farm Bureau Life relating to interest sensitive products provided funds totaling $275.0 million for the nine months ended September 30, 2020 and $136.9 million for the prior year period.

Farm Bureau Life’s ability to pay dividends to the parent company is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. At December 31, 2019, Farm Bureau Life’s statutory unassigned surplus was $508.9 million. There are certain additional limits on the amount of dividends that may be paid within a year without approval of the Insurance Division, Department of Commerce of the State of Iowa as discussed in Note 7 to our consolidated financial statements included in Item 8 of our Form 10-K for the year ended December 31, 2019. During the remainder of 2020, the maximum amount legally available for distribution to the parent company without further regulatory approval is $12.5 million.

We manage the amount of capital held by our insurance subsidiaries to ensure they meet regulatory requirements. State laws specify regulatory actions if an insurer’s risk-based capital (RBC) ratio, a measure of solvency, falls below certain levels. The NAIC has a standard formula for annually assessing RBC based on the various risk factors related to an insurance company’s capital and surplus, including insurance, business, asset and interest rate risks. The insurance regulators monitor the level of RBC against a statutory “authorized control level” RBC at which point regulators have the option to assume control of the insurance company. The company action level RBC is 200% of the authorized control level and is the first point at which any action would be triggered. Our adjusted capital and RBC is reported to our insurance regulators annually based on formulas that may be revised throughout the year. We estimate our adjusted capital and RBC quarterly; however, these estimates may differ from actual results. As of September 30, 2020, Farm Bureau Life’s statutory total adjusted capital is estimated at $696.6 million, resulting in an RBC ratio of 525%, based on company action level capital of $132.6 million.

Table of Content
On a consolidated basis, we anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. However, there can be no assurance that future experience regarding benefits and surrenders will be similar to historic experience since benefits and surrender levels are influenced by such factors as the interest rate environment, our financial strength ratings, the economy and other factors that impact policyholder behavior. COVID-19 had a significant impact to the U.S. economy during the first quarter of 2020, followed by signs of economic recovery in the second and third quarters of 2020. Although there have been economic impacts associated with COVID-19, we expect to continue generating sufficient funds from operations to maintain sufficient liquidity. Our investment portfolio at September 30, 2020, included $18.4 million of short-term investments, $15.0 million of cash and cash equivalents and $1,880.4 million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value. In addition, Farm Bureau Life is a member of the FHLB, which provides a source for additional liquidity, if needed. This membership allows us to utilize fixed or floating rate advances offered by the FHLB and secured by qualifying collateral. Our total capacity to utilize such advances is impacted by multiple factors including the market value of eligible collateral, our level of statutory admitted assets and excess reserves and our willingness or capacity to hold activity-based FHLB common stock.

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

Our internal control over financial reporting changes from time-to-time as we modify and enhance our systems and processes to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. In addition, minor modifications regarding how control procedures are executed and documented have been made with the operational changes required in response to COVID-19. While changes have taken place in our internal controls during the quarter ended September 30, 2020, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Content
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

The COVID-19 pandemic experienced across the United States during 2020 negatively impacted the U.S. economy and caused significant societal disruption, as businesses experienced sales declines or mandated closures, and individuals were asked to practice social distancing. The COVID-19 pandemic has adversely affected our business and we expect it will continue to do so for an uncertain period of time. The future impact of COVID-19 or any other pandemic on our business cannot be predicted with certainty, but may include, without limitation, decreases in demand for or sales of our products, operational difficulties, increases in death benefits and other expenses, decreases in the value of our investment portfolio and/or decreases in our stockholders’ equity.

The COVID-19 pandemic has also had the effect of heightening many of the other risks disclosed in the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Our financial condition and our business operations may be negatively impacted as a result of the proposal received from Farm Bureau Property & Casualty Insurance Company to acquire the Company’s common stock not currently owned by it or the Iowa Farm Bureau Federation, and the trading price of our common stock could decline significantly if a transaction is not completed.

The Company received a proposal dated September 4, 2020 from Farm Bureau Property & Casualty Insurance Company (FBPCIC) to acquire all of the outstanding shares of Class A common stock and Class B common stock of the Company that are not currently owned by FBPCIC or the Iowa Farm Bureau Federation at a purchase price of $47.00 per share in cash. The proposal is subject to certain conditions. The Company’s Board of Directors has established a Special Committee comprised of independent directors to consider the proposal, and the Special Committee has retained legal counsel and a financial advisor in connection with its review, evaluation and response to the proposal. To date, no decision has been made with respect to the Company’s response to the proposal and there can be no assurance that any agreement with respect to the proposed transaction will be executed or that this or any other transaction will be approved or consummated. We anticipate incurring expenses associated with the proposal which could be significant, including those for the advisors and any other service providers retained by the Special Committee. Additionally, any actions taken by the Company in response to the proposal could result in litigation against the Company. Any such litigation may result in significant costs and may be a significant distraction to our Board of Directors and our management. Additionally, if a transaction is not completed, the trading price of our common stock could decline, and that decline could be significant.

Table of Content
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Repurchases of Equity Securities

The following table sets forth issuer purchases of equity securities for the quarter ended September 30, 2020.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2020 through July 31, 2020	160,556	$34.82	160,556	$26,321,519
August 1, 2020 through August 31, 2020	—	—	—	$26,321,519
September 1, 2020 through September 30, 2020	—	—	—	$26,321,519
Total	160,556	$34.82

We have $26.3 million available under the repurchase program announced on March 1, 2018, which will expire March 31, 2022. The program authorizes us to make repurchases of Class A common stock in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. Completion of the program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares, if any, that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice.

ITEM 6. EXHIBITS

(a) Exhibits:

31.1+	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101+	Interactive Data Files formatted in iXBRL (Inline eXtensible Business Reporting Language) from FBL Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2020 as follows: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Financial Statements
104	Cover Page Interactive Data File formatted as iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

+	Filed herewith

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2020

FBL FINANCIAL GROUP, INC.

By	/s/ Daniel D. Pitcher
Daniel D. Pitcher
Chief Executive Officer (Principal Executive Officer)

By	/s/ Donald J. Seibel
Donald J. Seibel
Chief Financial Officer and Treasurer (Principal Financial Officer)

By	/s/ Anthony J. Aldridge
Anthony J. Aldridge
Chief Accounting Officer (Principal Accounting Officer)