Form 10-K
period 2020-12-31
FBL FINANCIAL GROUP INC
filed 2021-02-25
CIK 1012771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020.
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
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of June 30, 2020, the aggregate market value of the registrant’s Class A Common Stock and Class B Common Stock held by non-affiliates of the registrant was $342,140,375 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
Title of each class	Outstanding at February 22, 2021
Class A Common Stock, without par value	24,385,109
Class B Common Stock, without par value	11,413
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report is incorporated by reference to portions of the definitive proxy statement of the registrant for its 2021 annual shareholders meeting, or such information will be set forth in an amendment to this Annual Report on Form 10-K.

FBL FINANCIAL GROUP, INC.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2020
TABLE OF CONTENTS

PART I.
	Cautionary Statement Regarding Forward Looking Information	1
Item 1.	Business	3
Item 1A.	Risk Factors	16
Item 1B.	Unresolved Staff Comments	24
Item 2.	Properties	25
Item 3.	Legal Proceedings	25
Item 4.	Mine Safety Disclosures	25

PART II.
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26
Item 6.	Not Applicable
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	28
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	59
Item 8.	Consolidated Financial Statements and Supplementary Data	60
	Management's Report on Internal Control Over Financial Reporting	60
	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	60
	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	61
	Consolidated Balance Sheets	64
	Consolidated Statements of Operations	66
	Consolidated Statements of Comprehensive Income	67
	Consolidated Statements of Changes in Stockholders' Equity	68
	Consolidated Statements of Cash Flows	69
	Notes to Consolidated Financial Statements	71
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	117
Item 9A.	Controls and Procedures	118
Item 9B.	Other Information	118

PART III.
	The information required by Part III, Items 10 through 14, will be set forth in an amendment to this Annual Report on Form 10-K or is incorporated by reference to our definitive proxy statement for our 2021 annual shareholders meeting to be filed pursuant to Regulation 14A within 120 days after December 31, 2020.

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

•The proposed Merger (as defined below in Part I, Item 1) may not be completed within the expected timeframe, or at all, and the failure to complete the Merger could adversely affect our business and the market price of our common stock.
•The Merger Agreement (as defined below in Part I, Item 1) contains provisions that could discourage or make it difficult for a third party to acquire us prior to the completion of the proposed Merger.
•The announcement of the proposed Merger could adversely affect our business and results and operations.
•Changing interest rates, market volatility and general economic conditions affect the risks and the returns on both our products and our investment portfolio.
•Difficult conditions in the financial markets and the economy may materially adversely affect our business and results of operations.
•Adverse financial market conditions may significantly affect our liquidity, access to capital and cost of capital.
•Our investment portfolio is subject to credit quality risks that may diminish the value of our invested assets and affect our profitability and reported book value per share.
•Our valuation of fixed maturity securities may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations or financial condition.
•Actual experience that differs from our assumptions regarding future persistency, mortality, interest rates and benefit utilization used in pricing our products and calculating reserve amounts and deferred acquisition costs could have a material adverse impact on our financial results.
•Actual experience that differs from assumptions may require us to accelerate the amortization of deferred acquisition costs, which could adversely affect our results of operations or financial condition.
•Our earnings are influenced by our claims experience, which is difficult to estimate for future periods. If our future claims experience does not match our pricing assumptions or past results, our earnings could be materially adversely affected.
•As a holding company, we depend on our subsidiaries for funds to meet our obligations, but our life insurance subsidiaries’ ability to make distributions to us is limited by law, and could be affected by minimum risk-based capital requirements.
•All segments of our business are highly regulated and these regulations or changes in them could affect our profitability.
•A significant change in accounting guidance could have a material effect on our financial condition or results of operations.
•Changes in federal tax laws may affect sales of our products and profitability.
•We face risks relating to litigation, including the costs of such litigation, management distraction and the potential for damage awards, which may adversely impact our business.
•Our business, including our results of operations and financial condition, has been and may continue to be adversely affected by the COVID-19 pandemic and may be adversely affected by any future pandemics.
•We face competition from companies having greater financial resources, more advanced technology systems, broader arrays of products, higher ratings and stronger financial performance, which may impair our ability to retain existing customers, attract new customers and maintain our profitability and financial strength.
•A significant ratings downgrade may have a material adverse effect on our business.
•Cyber attacks, system security risks, data protection breaches and other technology failures could adversely affect our business and results of operations.
•Success of our business depends in part on effective information technology systems and on continuing to develop and implement improvements.
•Our reinsurance program involves risks because we remain liable with respect to the liabilities ceded to reinsurers if the reinsurers fail to meet the obligations assumed by them.
•Our ability to maintain competitive costs is dependent upon the level of new sales and persistency of existing business.

•If we are unable to attract and retain agents, sales of our products and services may be reduced.
•Attracting and retaining employees who are key to our business is critical to our growth and success.
•Our business is highly dependent on our relationships with Farm Bureau organizations and could be adversely affected if those relationships became impaired.
•Our relationship with Farm Bureau organizations could result in conflicts of interests.

See Part 1A, Risk Factors, for additional information.

PART I

ITEM 1. BUSINESS

General

FBL Financial Group, Inc. (we or the Company), majority owned by the Iowa Farm Bureau Federation, an Iowa non-profit corporation (IFBF), primarily sells individual life insurance and annuity products through its subsidiary, Farm Bureau Life Insurance Company (Farm Bureau Life). Farm Bureau Life’s distribution force markets under the consumer brand name Farm Bureau Financial Services. In addition, in the state of Colorado, we offer life and annuity products through Greenfields Life Insurance Company (Greenfields). As of December 31, 2020, these distribution channels consisted of 1,614 exclusive agents and agency managers, who sell our products in the Midwestern and Western sections of the United States. Helping complete the financial services offering, advisors offer wealth management and financial planning services.

The Company was incorporated in Iowa in October 1993. Its life insurance subsidiary, Farm Bureau Life, began operations in 1945 and Greenfields, a subsidiary of Farm Bureau Life, was launched in 2013. FBL Wealth Management, LLC began operations in 2019. Other subsidiaries provide support services to our affiliated companies. In addition, we manage all aspects of two Farm Bureau affiliated property-casualty insurance companies (Farm Bureau Property & Casualty Insurance Company and Western Agricultural Insurance Company), which operate predominately in eight states in the Midwest and West.

Merger Agreement

On January 11, 2021, the Company announced that it reached an agreement with Farm Bureau Property & Casualty Insurance Company, an Iowa domiciled stock property and casualty insurance company (FBPCIC), pursuant to which FBPCIC will acquire all of the outstanding Class A common shares, without par value, and Class B common shares, without par value (collectively, the Common Shares), of the Company that are not currently owned or controlled by FBPCIC or IFBF, pursuant to the terms of the Agreement and Plan of Merger (the Merger Agreement), by and among the Company, FBPCIC, and 5400 Merger Sub, Inc., an Iowa corporation (Merger Sub). IFBF and FBPCIC currently own approximately 61% of the outstanding Common Shares. The Merger Agreement provides for the merger of Merger Sub with and into the Company, with the Company surviving the merger (the Merger). Pursuant to the transactions contemplated by the Merger Agreement, each outstanding Common Share of the Company (other than shares held by the Company in treasury or by any wholly-owned Company subsidiary, or held by Merger Sub or FBPCIC, or held by holders who have properly exercised dissenters’ rights under applicable Iowa law) will be converted into the right to receive $56.00 per Common Share in cash, without interest and less any required withholding taxes.

Consummation of the Merger is subject to certain specified closing conditions, including approval by the Company’s shareholders as described below, expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, clearance by the Insurance Commissioner of the State of Iowa and approval by the Financial Industry Regulatory Authority. The obtaining of financing is not a condition to the obligations of FBPCIC or Merger Sub to effect the Merger. The closing of the Merger is subject to a non-waivable condition that the Merger Agreement be adopted by the affirmative vote of (i) holders of at least a majority of all outstanding Class A common shares and Series B preferred shares, voting together as a single class, (ii) holders of at least a majority of all outstanding Class B common shares and (iii) holders of at least a majority of all outstanding Common Shares held by all of the holders of outstanding Common Shares (excluding IFBF and its affiliates, FBPCIC and its affiliates, and the directors and officers of IFBF, FBPCIC and each of their respective affiliates), in each case, entitled to vote on such matter at a meeting of shareholders duly called and held for such purpose. In addition, FBPCIC’s obligation to consummate the Merger is subject to the condition that no more than 7% of the Common Shares outstanding as of the effective time of the Merger (other than the Common Shares held by FBPCIC, IFBF, certain of their affiliates, their respective subsidiaries, the directors and officers of the foregoing persons and any holders of Common Shares which have failed to perfect, have effectively withdrawn or which otherwise have lost their rights to appraisal under Iowa law) shall have properly demanded and not withdrawn appraisal rights under Iowa law in connection with the Merger, as further described in the Merger Agreement.

FBL Financial Group, Inc. Business and Distribution Channels

FBL Financial Group, Inc.

COMPANY	Farm Bureau Life Insurance Company	Greenfields Life Insurance Company	FBL Wealth Management, LLC
RELATIONSHIP	Wholly-owned subsidiary	Subsidiary of Farm Bureau Life (Wholly-owned)	Wholly-owned subsidiary
BRAND
DISTRIBUTION	1,601 exclusive Farm Bureau Financial Services agents and agency managers	13 exclusive agents and agency managers	36 wealth management advisors, 70 agent financial advisors, 939 agent registered representatives
PRODUCTS	A comprehensive line of life insurance, annuity and investment products	A comprehensive line of life insurance, annuity and investment products	Wealth management services and a comprehensive suite of investment solutions
TERRITORY	14 Midwestern and Western states	Colorado	14 Midwestern and Western states

In addition to the distribution above, FBL Financial Group manages two property casualty insurance companies: FBPCIC and Western Agricultural Insurance Company. Underwriting results of these two companies do not impact FBL Financial Group’s results. These property casualty companies distribute a full line of personal and commercial property-casualty insurance products through 953 exclusive Farm Bureau Financial Services agents and agency managers (included under the 1,601 Farm Bureau Life agents) in Arizona, Iowa, Kansas, Minnesota, Nebraska, New Mexico, South Dakota and Utah.

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

Because of their multi-line nature, our agents focus on cross-selling life insurance products to customers who already own a property-casualty policy issued by our property-casualty company partners. For example, in the eight-state region where we manage the affiliated property-casualty insurance companies and related field force (Arizona, Iowa, Kansas, Minnesota, Nebraska, New Mexico, South Dakota and Utah), 24% of Farm Bureau Financial Services property-casualty policyholders also own a Farm Bureau Life annuity or life product. We are considered among the best-in-industry in cross-sell rates. This percentage is and has historically been higher than the industry average for multi-line exclusive agents, which is 12% according to the most recent research by the Life Insurance and Market Research Association (LIMRA). We believe there is further opportunity for growth from cross-selling as 72% of Farm Bureau members in the eight-state region have a Farm Bureau Financial Services property-casualty insurance product, while only 21% of Farm Bureau members in the eight-state region have a life insurance product with us.

We provide our agents with marketing and sales materials, training and a high level of field management and sales support. Additionally, the field sales support team includes Regional Financial Consultants who work as a resource to help agents with life and annuity sales.

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

In 2018 we began investing in a wealth management strategy which allows us to offer an open architecture mutual fund platform, a fee based investment management platform and financial planning. Prior to that time, we had a limited number of agents who were Investment Advisor Representatives (IARs) and offered fee-based financial planning. We have expanded the advisory services offered by our IARs and added a new role known as the Farm Bureau wealth management advisor. These wealth management advisors have the unique opportunity to partner with our Farm Bureau Financial Services agents for referrals to serve our existing client/members with financial advisory services. Our wealth management services allow our agents to add more value, enhance the customer experience and further strengthen the agent/customer relationship. As of December 31, 2020, we had 36 Farm Bureau wealth management advisors appointed. We intend to continue to add Farm Bureau wealth management advisors who fit our culture and service orientation. We expect that this will ultimately add a diversified earnings stream to FBL Financial Group given the fee-based nature of wealth management. This is a long-term strategy that we expect to invest in and grow over time.

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

Our target market is Farm Bureau members and “Middle America.” We traditionally have been very strong in rural and small-town markets and also have a presence in small and mid-metro markets. This target market represents a relatively financially conservative and stable customer base. The financial needs of our target market tend to focus on security, insurance needs and retirement savings.

Affiliation with Farm Bureau Organizations

Many of our customers are members of Farm Bureau organizations affiliated with the American Farm Bureau Federation (American Farm Bureau). The American Farm Bureau is the nation’s largest grassroots farm and ranch organization and has a current membership of 5.8 million member families. In order to market insurance products in a given state using the “Farm

Bureau” and “FB” designations, related trademarks and service marks, a company must have an agreement with the state’s Farm Bureau organization. Generally, these marketing rights have only been granted to companies owned by or closely affiliated with Farm Bureau organizations. For each of the states in our Farm Bureau marketing territory, which excludes Colorado, we have the right to use the “Farm Bureau” name and “FB” logo for marketing life insurance and investment products. There are approximately 712,000 member families in the states where we have rights to use the Farm Bureau name, brand and logo.

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

We have royalty agreements with each state Farm Bureau organization in our Farm Bureau marketing territory giving us the right to use the Farm Bureau and FB designations in that particular state. Each state Farm Bureau organization in our Farm Bureau territory could terminate our right to use the Farm Bureau designations in that particular state without cause at the conclusion of the royalty agreements. The royalties paid to a particular state Farm Bureau organization are based on the sale of our products in the respective state. For 2020, royalty expense totaled approximately $2.3 million.

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

Our life insurance and investment products are available for sale to both Farm Bureau members and non-members. Property-casualty products sold by the property-casualty insurance companies affiliated with Farm Bureau are available for sale to Farm Bureau members. Annual Farm Bureau memberships in our marketing territory average $58 and are available to individuals, families, partnerships and corporations.

We have service agreements with all of our property-casualty company partners in our marketing area, pursuant to which the property-casualty companies provide certain services, which include recruiting and training the shared agency force that sells both property-casualty products for that company and life products for us. The service agreements have expiration dates through December 31, 2029. In 2020, we paid $8.4 million for the services provided under these agreements.

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

Royalty and property-casualty service agreements vary in term and expiration date as shown below.

Royalty and Property-Casualty Service Agreements by State
State	Property-Casualty Service Agreement Expiration Date	Royalty Agreement Expiration Date	Percent of 2020 First Year Premiums Collected
Iowa	December 31, 2024	December 31, 2033	30.1%
Kansas	December 31, 2024	December 31, 2033	15.0
Nebraska	December 31, 2024	December 31, 2033	8.9
Oklahoma	December 31, 2022	December 31, 2022	8.8
Wyoming	December 31, 2021	December 31, 2021	5.3
Arizona	December 31, 2024	December 31, 2033	5.0
Utah	December 31, 2024	December 31, 2033	4.8
Montana	December 31, 2021	December 31, 2021	4.5
Wisconsin	December 31, 2029	December 31, 2029	4.2
Idaho	December 31, 2021	December 31, 2021	3.8
Minnesota	December 31, 2024	December 31, 2033	3.7
New Mexico	December 31, 2024	December 31, 2033	2.8
North Dakota	December 31, 2021	December 31, 2021	1.5
South Dakota	December 31, 2024	December 31, 2033	0.7
Colorado	December 31, 2021	Not Applicable	0.7
Other	Not Applicable	Not Applicable	0.2
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

In the multi-line states where we manage the Farm Bureau affiliated property-casualty companies, our agents are supervised by agency managers employed by FBPCIC. There are 953 agents and managers in our multi-line states. These agents market a full range of our life insurance and annuity products. They also market products for the property-casualty companies that we manage. These agents are supported by 1,185 sales associates who assist them and provide a variety of support in the sales process. We are responsible for product and sales training for all lines of business in our multi-line states.

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

The focus of agency managers is to recruit, train, supervise and retain agents to achieve high production levels of profitable business. Agency manager compensation is comprised of 1) overwrite commissions, which vary according to the productivity level and persistency of business of the agents managed and 2) a reward related to the attainment of sales goals. In some growth markets where the agent population is small, we have a compensation program comprised of salary and overwrite commissions. These managers are expected to transition to full overwrite commissions as the agency grows population. This compensation structure aligns with the requirements of the agency manager role and offers a financial incentive that aligns with the strategic priorities of growing both agency scale and productivity.

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

In order to increase an agent’s opportunity for success and increase retention, we offer a developing agent program in which the agent completes a training program that can take up to four months and achieves certain production minimums on a part-time basis before being contracted as a full-time agent. This program gives us and the agent an opportunity to assess whether the candidate is expected to have a successful long-term career as our agent. The developing agent program, along with new agent financing, centralized training, a quality recruiting/selection process and a strong field leadership team are designed to strengthen our distribution and improve agent retention. Our four-year agency force retention rate for 2020 was approximately 20%.

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

Premiums Collected - Annuity Segment

	Year ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Individual fixed rate
First year	$32,044	$60,895	$75,917
Renewal	50,718	57,720	63,053
Individual indexed	93,248	128,188	137,627
Group	6,307	5,168	8,841
Total Annuity	$182,317	$251,971	$285,438

Annuity premiums collected decreased in 2020 and 2019, compared to prior periods, due to decreased sales of our fixed rate deferred and indexed annuity products, as sales were negatively impacted by crediting and cap rate reductions in response to declining market and portfolio yields. The amount of traditional annuity premiums collected is highly dependent upon the relationship between the current crediting rates on our products and the perceived security of our products compared to those of competing products. Traditional annuity premiums collected in our Farm Bureau market territory in 2020 were concentrated primarily in the states of Iowa (31%), Kansas (23%) and Nebraska (8%).

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

Approximately 45% of our existing individual traditional annuity business, based on account balances, is held in qualified retirement plans. For deferred annuity products, in order to encourage persistency, a surrender charge is imposed against the policyholder’s account balance for early termination of the annuity contract within a specified period after its effective date. The surrender charge structure varies by product, but typically starts at 6% to 10% and decreases 1% to 2% per year until it reaches 0%.
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

Interest Crediting Policy

We have a rate setting committee that meets monthly, or more frequently if required, to review and establish current period interest rates based upon existing and anticipated investment opportunities. This applies to new sales and to annuity products after an initial guaranteed period. We examine earnings on assets by portfolio. We then establish rates based on each product’s target spread and competitive market conditions at the time. Most of our annuity contracts have guaranteed minimum crediting rates. These rates range from 1.00% to 5.50%, with a weighted average guaranteed crediting rate of 2.09% at December 31, 2020 and 2.11% at December 31, 2019. The average interest rate guarantees on annuity contracts issued during 2020 was 1.00%.

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

A new indexed annuity was introduced in 2020. This new product is a single premium deferred indexed annuity featuring a 2-year point-to-point strategy and a fixed rate interest account with a 6-year schedule of surrender charges. Initial premium goes into the fixed account until the initial sweep date. During the surrender charge period, all of the account value is allocated to the 2-year point-to-point indexed strategy, which offers capped returns linked to the S&P 500 index. The product credits interest and resets the index biennially. This product has a bailout withdrawal feature under which the contract holder may elect to surrender the contract without surrender charges if renewal cap rates are set below a bailout cap rate established at issue.

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

Indexed annuity premiums are invested in our general account similar to fixed rate annuities. A portion of the investments are used to purchase call options on the S&P 500 to fund the index credits on the accounts. New call options are purchased at each reset date. The cost of the call options is managed through the terms of the indexed annuities, which permit changes to caps, subject to minimum guarantees. Our spread is also influenced by the aggregate call option costs. Additionally, if we are not successful in matching the terms of the call options with the terms of the indexed annuities, the call option proceeds could vary from the indexed credits, thus increasing or reducing aggregate call option costs and causing spreads to widen or tighten.

Withdrawal Rates

Withdrawal rates (excluding death benefits) for our individual deferred annuities were 4.6% for 2020, 5.7% for 2019 and 5.3% for 2018. The individual annuity withdrawal rate decreased in 2020, compared to 2019, partially due to the suspension of required minimum distributions by the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The individual annuity withdrawal rate increased in 2019, compared to 2018, due to certain policies reaching the end of their interest rate guarantee period and the competitiveness of our current crediting rates relative to other financial institutions.

Interest Crediting Rates Compared to Guarantees - Annuity Segment

Liabilities at
December 31, 2020
(Dollars in thousands)
Fixed rate annuities:
Greater than or equal to 100 basis points over guarantee	$15,893
50 basis points to 99 basis points over guarantee	2,270
1 basis point to 49 basis points over guarantee	178,684
At guaranteed rate	2,365,190
Indexed annuities	842,117
Non-discretionary rate setting products	810,214
Total interest sensitive product liabilities	$4,214,368
Impact of unrealized gains and losses	(22,875)
Interest sensitive reserves	$4,191,493

In Force - Annuity Segment

	December 31,
	2020	2019	2018
	(Dollars in thousands)
Number of contracts	49,895	51,536	52,911
Interest sensitive reserves	$4,191,493	$4,105,054	$4,036,152
Other insurance reserves	317,933	335,222	338,646

Life Insurance Segment

We sell a variety of traditional and universal life insurance products through our exclusive agency force. The Life Insurance segment consists of whole life, term life and universal life policies. These policies provide benefits upon the death of the insured and may also allow the customer to build cash value on a tax-deferred basis.

Premiums Collected - Life Insurance Segment

	For the year ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Universal life:
First year	$27,018	$27,453	$28,884
Renewal	98,537	88,770	80,101
Total	125,555	116,223	108,985
Whole life:
First year	9,069	9,450	12,139
Renewal	90,156	92,698	94,555
Total	99,225	102,148	106,694
Term life and other:
First year	11,569	11,001	10,843
Renewal	113,569	108,992	105,809
Total	125,138	119,993	116,652
Total Life Insurance	349,918	338,364	332,331
Reinsurance ceded	(27,699)	(27,637)	(28,102)
Total Life Insurance, net of reinsurance	$322,219	$310,727	$304,229

Life premiums collected were higher in 2020 and 2019 compared to the prior years due to increased sales of universal life and term life policies. These increases were partially offset by a decline in sales of whole life. Life insurance premiums collected in our market territory in 2020 were concentrated primarily in the states of Iowa (24%), Kansas (14%) and Oklahoma (9%).

Traditional Life Insurance

We offer whole life insurance, which provides benefits for the life of the insured. Whole life insurance provides level premiums and a level death benefit and requires payments in excess of mortality costs in early years to offset increasing mortality costs in later years. We currently offer a non-participating whole life insurance product. Prior to May 2019, we offered participating whole life insurance. Under the terms of the participating whole life policies, policyholders have a right to participate in the overall performance of the participating life block to the extent determined by Farm Bureau Life, generally through annual dividends. Participating business accounted for 24% of direct life premiums collected from policyholders during 2020 and represented 9% of life insurance in force at December 31, 2020.

We also market nonparticipating term insurance policies that provide life insurance protection for a specified period. Term insurance is mortality based and generally has no cash value. However, we also offer a return of premium term product, which returns a percentage of premiums after a set number of years. For a portion of our business, we may change the premium scales at any time but may not increase rates above guaranteed levels. In addition to our level face amount term products, we also offer an increasing face amount term product. Our increasing term life insurance product allows for scheduled increases of 20% of the initial face amount on the first five anniversaries. Premiums during the specified period increase as the face amount of the policy increases.

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

At the end of 2020 we discontinued new sales of a universal life with secondary guarantee product that provided life insurance protection with flexible premium payments and fully guaranteed interest, cost of insurance charges and other expenses. The policy was structured to remain in force for the guaranteed period even if the surrender value of the policy was zero, as long as the planned premiums were paid on time.

Underwriting

We follow formal underwriting standards and procedures designed to properly assess and quantify life insurance risks before issuing policies to individuals. To implement these procedures, we employ an underwriting staff of 9 underwriters who have an average of 15 years of experience in the insurance industry. We also utilize technology and automation to provide additional data to improve future risk selection.

Our underwriters review each application, which is prepared under the supervision of our agents, and supported by any required testing and records: blood or urine testing, paramedical/physicians’ examinations, motor vehicle, pharmacological reports, inspection reports, data elements and medical records. We generally begin employing paramedical exams, blood and urine testing (including HIV antibody testing) whenever the applicant is at least 18 and at face amounts of at least $500,000. Additional underwriting requirements and inspection reports are required as either the face amount or the age of the proposed insured increases. Based on available information, we may adjust the mortality charge or decline coverage completely.

In 2017, we began an accelerated underwriting program on a pilot basis. This program was a non-medical underwriting approach that included a variety of data sources as part of the evaluation process. This pilot program was available only for ages 18 to 59 and for face amounts of $100,000 to $250,000. Based on what we learned from this pilot program, we made various refinements to this process and in September of 2020, we introduced a formal accelerated underwriting program. This program is available for ages 18-60 and for face amounts of $100,000 to $500,000. This process incorporates application information and motor vehicle, pharmacological and other data elements.

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

During 2020, we adjusted and refined our underwriting guidelines due to the COVID-19 pandemic. These include the expansion of requirements for policy delivery, allowance of video conferencing, scrutiny of recent travel and restrictions on underwriting policies involving applicants with a positive COVID-19 test. We continue to review and update these guidelines as appropriate.

Interest Crediting and Participating Dividend Policy

The interest crediting policy for our life insurance products is the same as for our traditional annuity products in the Annuity segment. See “Interest Crediting Policy” under the Annuity Segment discussion. We pay dividends, credit interest and determine other nonguaranteed elements on the individual insurance policies depending on the type of product. Some elements, such as dividends, are generally declared for a year at a time. Interest rates and other nonguaranteed elements are determined based on experience as it emerges and with regard to competitive factors. Weighted average contractual credited rates on our universal life contracts were 3.18% in 2020, 3.31% in 2019 and 3.38% in 2018. Our universal life contracts have guaranteed minimum crediting rates that range from 1.00% to 4.50%, with a weighted average guaranteed crediting rate of 3.36% at December 31, 2020 and 3.42% at December 31, 2019.

Interest Crediting Rates of Interest Sensitive Life Products Compared to Guarantees - Life Insurance Segment

Liabilities at
December 31, 2020
(Dollars in thousands)
Discretionary rate setting products with minimum guarantees:
Greater than or equal to 100 basis points over guarantee	$156,572
At guaranteed rate	768,993
Non-discretionary rate setting products	205,247
Total interest sensitive product liabilities	$1,130,812
Impact of unrealized gains and losses	(27,146)
Interest sensitive reserves	$1,103,666

Policyholder dividends are paid as declared on participating policies. Policyholder dividend scales are generally established annually and are based on the performance of assets supporting these policies, the mortality experience of the policies, expense levels and other factors. Our participating business does not have minimum guaranteed dividend rates.

In Force - Life Insurance Segment

	December 31,
	2020	2019	2018
	(Dollars in thousands, except face amounts in millions)
Number of policies - traditional life	364,729	365,399	365,909
Number of policies - universal life	75,612	72,972	69,832
Face amounts - traditional life	$54,732	$53,320	$52,191
Face amounts - universal life	8,674	8,246	7,777
Traditional insurance reserves	2,123,108	2,043,029	2,001,449
Interest sensitive reserves	1,103,666	1,039,335	989,513
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

We previously issued our own variable products, but in 2010 discontinued underwriting new sales. The existing in force business remains on our books and we continue to administer this business. Variable premiums collected from prior sales were $45.0 million in 2020, $48.0 million in 2019 and $50.0 million in 2018.

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

Primary Reinsurers as of December 31, 2020

Reinsurer	A.M. Best Rating	Amount of In Force Ceded	Reserve Credit
		(Dollars in millions)
Swiss Re Life & Health America Inc.	A+	$5,747.7	$31.2
RGA Reinsurance Company	A+	4,128.5	31.0
SCOR Global Life USA Reinsurance Company	A+	2,064.5	11.2
All other (11 reinsurers)*	A to A++	1,645.4	7.9
Total		$13,586.1	$81.3

*All other includes Scottish Re and Employers Reassurance, which are not rated by A.M. Best. New business with Scottish Re was terminated in 2007 and with Employers Reassurance in 2004. As of December 31, 2020, $168.4 million of in force and $0.2 million of reserves were ceded to these two reinsurers.

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

Human Capital Resources

At December 31, 2020, FBL Financial Group had 1,754 full-time employees. They, along with approximately 135 part-time and temporary staff, work from ten corporate offices in eight states. A majority of our employees, including the executive officers, also provide services to FBPCIC and other affiliates pursuant to management agreements. None of our employees are members of a collective bargaining unit.

FBL’s ability to attract, develop, and retain employees is critical to our growth and success. The stated purpose of our organization is: “We protect livelihoods and futures.” Six corporate values ― integrity, accountability, service, teamwork, leadership, and passion ― are foundational to this purpose.

We offer comprehensive benefits to our employees, including maternity, paternity and adoption leave, adoption assistance, health, dental, vision and disability insurance, company-paid life insurance, a company match 401(k) retirement savings plan and paid volunteer time off (VTO).

We also provide opportunities for personal and professional advancement: education and training, tuition reimbursement, mentorship, leadership development, and health and wellness programs. Our corporate headquarters includes a wellness facility, medical clinic, cafeteria and childcare center. To assess and improve employee retention and engagement, we annually survey employees and take actions to address areas of employee concern.

The health and safety of our employees is our highest priority. In response to the COVID-19 pandemic, in 2020 we transitioned to a mostly work-from-home environment, increased cleaning protocols in all locations, initiated regular communication reminders about health and safety procedures and established new physical distancing procedures for employees working onsite.

For information regarding our agency force, please see the discussion above under the heading “Marketing and Distribution - Agency Force.”

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

Risks relating to the proposed Merger

The proposed Merger may not be completed within the expected timeframe, or at all, and the failure to complete the Merger could adversely affect our business and the market price of our common stock.

On January 11, 2021, we entered into the Merger Agreement. The Merger Agreement is an executory contract subject to closing conditions beyond our control, and there is no guarantee that these conditions will be satisfied in a timely manner or at all.

Completion of the Merger is subject to various conditions, including the adoption of the Merger Agreement by the affirmative vote of (i) holders of at least a majority of all outstanding Class A common shares and Series B preferred shares, voting together as a single class, (ii) holders of at least a majority of all outstanding Class B common shares and (iii) holders of at least a majority of all outstanding Common Shares held by all of the holders of outstanding Common Shares (excluding IFBF and its affiliates, FBPCIC and its affiliates, and the directors and officers of IFBF, FBPCIC and each of their respective affiliates), in each case, entitled to vote on such matter at a meeting of shareholders duly called and held for such purpose, and the receipt of regulatory approvals, among other things. If any of the conditions to the proposed Merger are not satisfied (or waived by the other party), the Merger may not be completed. In addition, the Merger Agreement may be terminated under certain specified circumstances, including if the Merger has not been consummated on or prior to July 11, 2021 (unless automatically extended to September 11, 2021 if all closing conditions are satisfied other than receipt of the required regulatory consents). Failure to complete the Merger could adversely affect our business and the market price of our common stock in a number of ways, including the following:

•If the Merger is not completed, and there are no other parties willing and able to acquire the Company at a price of $56.00 per share or higher, on terms acceptable to us, our stock price will likely decline as our stock has recently traded at prices based on the proposed per share consideration for the Merger.
•We have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, for which we will have received little or no benefit if the Merger is not completed. Many of these fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger.
•A failed Merger may result in negative publicity and a negative impression of us in the investment community.
•Upon termination of the Merger Agreement by FBPCIC under specified circumstances, we would be required to pay a termination fee of $18,477,300.

The Merger Agreement contains provisions that could discourage or make it difficult for a third party to acquire us prior to the completion of the proposed Merger.

The Merger Agreement contains provisions that restrict our ability to entertain a third party proposal to acquire us. These provisions include the general prohibition on initiating, soliciting, or knowingly facilitating or assisting any inquiries or the making of any proposal or offer that is, or would reasonably be expected to lead to, any acquisition proposal, subject to certain exceptions. We are also required to pay a termination fee of up to $18,477,300 if the Merger Agreement is terminated in specified circumstances, including if our board of directors takes certain actions recommending against the Merger. These provisions might discourage an otherwise-interested third party from proposing an acquisition proposal, even one that may be deemed of greater value than the proposed Merger to our shareholders. Furthermore, even if a third party elects to propose an acquisition, our obligation to pay a termination fee may result in that third party offering a lower value to our shareholders than such party might otherwise have offered.

The announcement of the proposed Merger could adversely affect our business and results and operations.

The announcement and pendency of the proposed Merger could cause disruptions in and create uncertainty surrounding our business, which could have an adverse effect on our business, financial condition, and results and operations, regardless of whether the Merger is completed. These risks to our business include the following, all of which could be exacerbated by a delay in the completion of the Merger:

•the diversion of significant management time and resources towards the completion of the Merger;
•difficulties maintaining relationships with our business partners;
•the inability to pursue alternative business opportunities or make appropriate changes to our business because of requirements in the Merger Agreement that we conduct our business in the ordinary and usual course consistent with past practice and not engage in certain kinds of transactions prior to the completion of the proposed Merger; and
•litigation relating to the Merger and the costs related thereto.

Risks relating to economic conditions, market conditions and investments

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

The London Interbank Offered Rate (LIBOR) benchmark rate is to be phased out by June 30, 2023. Uncertainty regarding replacement reference rates may adversely impact our investments that reference LIBOR. We continue to monitor developments regarding this change.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risks of Financial Instruments for further discussion of our interest rate risk exposure and information regarding our asset-liability management program.
Difficult conditions in the financial markets and the economy may materially adversely affect our business and results of operations.

Our results of operations are materially affected by conditions in the economy and financial markets, both of which were impacted in 2020 by the global COVID-19 pandemic. The U.S. economy experienced a significant reduction in output in 2020, with gross domestic product (GDP) falling an estimated 3.5 % compared to 2019. Following the onset of the pandemic, financial markets dislocated as widespread restrictions on movement effectively shuttered the global economy. U.S. Treasury yields declined while credit spreads rose sharply.

Financial market functioning subsequently improved as a result of the Federal Reserve stepping in to support markets, while U.S. and global GDP rebounded as economies reopened through mid-2020. Additionally, fiscal programs enacted by the U.S. government partially replaced incomes lost due to constraints on business activity. Now, the widening distribution of COVID-19 vaccines, along with likely continued government support, suggest the potential for economic growth in 2021, particularly in the second half of the year. Treasury yields have generally risen on expectations for this outcome, but market yields remain below portfolio yields. Consequently, portfolio investment yields continue to decline, for us and across the life insurance and annuity industry.
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
We manage our capital level to be consistent with statutory and rating agency requirements. As of December 31, 2020, we estimate that Farm Bureau Life has sufficient capital to meet our rating objectives. However, this capital may not be sufficient if significant future losses are incurred and access to additional capital is limited.

Our investment portfolio is subject to credit quality risks that may diminish the value of our invested assets and affect our profitability and reported book value per share.

During a major downturn in the economy, we are subject to the risk that issuers of fixed maturity securities, other debt securities and commercial mortgage borrowers, will default on principal and interest payments. As of December 31, 2020, we held $8.3 billion of fixed income securities, $0.3 billion of which represented below-investment grade holdings. An increase in defaults on our fixed maturity securities and commercial mortgage loans could harm our financial strength and reduce our profitability.

Although we seek to diversify the investment portfolio across multiple asset classes, industries and geographies, the concentration of our investment portfolio in any particular industry, group of related industries or geographic sector could have an adverse effect on our investment portfolios and, consequently, on our results of operations and financial position.

Risks relating to estimates, assumptions and valuations

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
Deferred acquisition costs (DAC) include certain direct costs of successfully acquiring new insurance business, including commissions and other expenses related to the production of new business, to the extent recoverable from future policy revenues and gross profits. We amortize these costs over the expected lives of the contracts. We test the DAC recorded on our consolidated balance sheets to determine if these amounts are recoverable under current assumptions. In addition, we regularly review the estimates and assumptions underlying DAC for those products for which we amortize DAC in proportion to gross profits. Given changes in facts and circumstances, these tests and reviews could lead to reductions in DAC that could have an adverse effect on the results of our operations and our financial condition. Increases in actual or expected future withdrawals or surrenders or decreases in expected future investment returns, which are more likely in a severe economic recession, would result in an acceleration of DAC amortization. In addition, significant or sustained equity and bond market declines could result in an acceleration of DAC amortization related to our closed block of variable annuity and variable universal life contracts.

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
Legal, regulatory and tax risks
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
The amount of dividends we have available to pay our common shareholders is limited to a certain extent by the amount of dividends our primary operating subsidiary, Farm Bureau Life, is able to pay to its parent, FBL Financial Group, Inc. Farm Bureau Life’s ability to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. At December 31, 2020, Farm Bureau Life’s statutory unassigned surplus was $494.6 million. There are certain additional limits to the amount of dividends that may be paid within a year without approval of the Insurance Division, Department of Commerce of the State of Iowa (the Iowa Insurance Division) as discussed in Note 7 to our consolidated financial statements included in Item 8. During 2021, the maximum amount available for distribution to FBL Financial Group, Inc. from Farm Bureau Life without regulatory approval is $87.4 million.
In addition, Farm Bureau Life is subject to the risk-based capital (RBC) requirement of the National Association of Insurance Commissioners (NAIC) set forth in the Risk-Based Capital for Insurers Model Act (the Model Act). The main purpose of the Model Act is to provide insurance regulators a method of measuring the minimum amount of capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. U.S. insurers and reinsurers are required to report the results of their RBC calculations as part of the statutory annual statements filed with state insurance regulatory authorities. State laws specify regulatory actions if an insurer’s risk-based capital ratio, a measure of solvency, falls below certain levels. The NAIC has a standard formula for annually assessing RBC based on various risk factors related to an insurance company’s capital and surplus, including insurance, business, asset and interest rate risks. The insurance regulators impose regulatory actions when a company’s total adjusted capital is equal to or lower than 200% of its authorized control level risk-based capital. The severity of regulatory actions increases until the point at which regulators assume control of an insurance company when its total adjusted capital is equal to or less than 70% of its authorized control level risk-based capital.

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

Regulations imposing new suitability or fiduciary obligations on our agents and registered representatives could increase our operations, regulatory and litigation risks. In recent years, the SEC, the Department of Labor (DOL), and the NAIC have all proposed or enacted regulations addressing these obligations. As additional regulations are adopted, our companies and representatives may be held to a higher standard of care and additional compliance requirements such as further disclosures, reporting and record keeping may be necessary.

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

Congress has also from time to time considered legislation that would increase the amount of income tax expense incurred by insurance companies. To the extent legislation were enacted that increases corporate income tax rates or that reduces or eliminates tax credits, we would incur additional income tax expense, thereby reducing earnings. Additionally, the amount of tax currently due could be accelerated significantly by provisions that further modify the tax treatment of life insurance reserves, policy acquisition costs, depreciation or investment securities. The likelihood of enactment of any of these proposals and any adverse consequences they may cause us is uncertain, though under the new Administration and Congress, the possibility of such legislation being enacted in the near future may be higher than in recent years.

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

Risks relating to our business environment and operations

Our business, including our results of operations and financial condition, has been and may continue to be adversely affected by the COVID-19 pandemic and may be adversely affected by any future pandemics.

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

Pandemics also have the effect of heightening many of the other risks described in this Risk Factors section.

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
Risks related to our continuing relationships with Farm Bureau organizations
Our business is highly dependent on our relationships with Farm Bureau organizations and could be adversely affected if those relationships became impaired.
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
The Company and its wholly-owned subsidiary, Farm Bureau Life, have comparable service agreements with FBPCIC. With respect to those agreements, in addition to individuals who serve as directors on the boards of both companies, the Company, Farm Bureau Life and FBPCIC have common executive management, which may give rise to conflicts of interest for those executives.
ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal operations are conducted from property leased from a subsidiary of the Iowa Farm Bureau Federation under a 10 year operating lease that expires in 2021, with automatic five-year extensions unless terminated by one of the parties at least six months prior to the expiration date. Currently, the property leased primarily consists of approximately 138,000 square feet of a 400,000 square foot office building in West Des Moines, Iowa. In addition to our home office building, we lease additional space in West Des Moines, Iowa, to meet our business needs.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Market Information

The Class A common stock of FBL Financial Group, Inc. is traded on the New York Stock Exchange under the symbol FFG.

There is no established market for purchasing our Class B common stock, although it is convertible upon demand into Class A common stock on a share for share basis. As of January 19, 2021, there were approximately 5,400 holders of Class A common stock and 20 holders of record of Class B common stock.

Class B common stockholders receive dividends at the same rate as that declared on Class A common stock. We intend to declare regular quarterly cash dividends in the future, subject to the discretion of the Board of Directors, which depends in part upon general business conditions, legal restrictions and other factors the Board of Directors deems relevant. Under the Merger Agreement, the Company is permitted to declare and pay, and has agreed to declare and pay, quarterly cash dividends of $0.52 per share of common stock.

For restrictions on dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources” included in Item 7.

Comparison of Five-Year Total Return

Total Return Performance
FBL Financial Group, Inc.
S&P 500 Index
S&P 500 Life & Health Insurance Index
Index Value
250
200
150
100
50
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20

	Period ended
	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
FBL Financial Group, Inc.	$100.00	$130.32	$121.93	$120.26	$113.79	$110.43
S&P 500 Index	100.00	111.96	136.40	130.42	171.49	203.04
S&P 500 Life & Health Insurance Index	100.00	124.86	145.37	115.17	141.88	128.43

Source: S&P Global Market Intelligence

The performance graph shows a comparison of the cumulative total return over the past five years of our Class A common stock, the S&P 500 Index and the S&P 500 Life and Health Insurance Index. The graph plots the changes in value of an initial $100 investment, assuming reinvestment of dividends.

Issuer Purchases of Equity Securities

We had no issuer repurchases of equity securities for the quarter ended December 31, 2020. We have $26.3 million available under the repurchase program announced on March 1, 2018, which will expire March 31, 2022. The program authorizes us to make repurchases of Class A common stock in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. Completion of the program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares, if any, that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice. Under the Merger Agreement, we have agreed not to repurchase any additional shares of our capital stock from the date of the Merger Agreement through the closing of the Merger, subject to certain exceptions, including pursuant to our equity awards plans.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When reading the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, please refer to our consolidated financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data,” of this report. Unless noted otherwise, all references to FBL Financial Group, Inc. (we or the Company) include all of its direct and indirect subsidiaries, including its insurance subsidiaries Farm Bureau Life Insurance Company (Farm Bureau Life) and Greenfields Life Insurance Company.

In this discussion and analysis, we explain our consolidated results of operations, financial condition and where appropriate, factors that management believes may affect future performance, including:

•our revenues and expenses in the periods presented,
•changes in revenues and expenses between periods,
•sources of earnings and changes in stockholders’ equity,
•impact of these items on our overall financial condition and
•expected sources and uses of cash.

We have organized our discussion and analysis as follows:

•First, we discuss our business and drivers of profitability.
•We then describe the business environment in which we operate including factors that affect operating results.
•We highlight significant events that are important to understanding our results of operations and financial condition.
•We then review the results of operations beginning with an overview of the total Company results, followed by a more detailed review of those results by operating segment.
•Finally, we discuss critical accounting policies and recently issued accounting standards. The critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult or complex judgment.

Merger Agreement

As discussed in “Part I, Item 1. Business, Merger Agreement,” on January 11, 2021, the Company announced that it entered into the Merger Agreement. Subject to the terms and conditions of the Merger Agreement, which has been unanimously approved by our board of directors, FBPCIC will acquire all of the outstanding Common Shares that are not currently owned or controlled by FBPCIC or IFBF, for $56.00 per Common Share in cash, without interest and less any required withholding taxes. Consummation of the Merger is subject to certain specified closing conditions, including approval by the Company’s shareholders as described in Part I, Item 1, expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, clearance by the Insurance Commissioner of the State of Iowa and approval by the Financial Industry Regulatory Authority. The obtaining of financing is not a condition to the obligations of FBPCIC or Merger Sub to effect the Merger.

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

We analyze operations by reviewing financial information regarding our primary products that are aggregated in Annuity and Life Insurance product segments. In addition, our Corporate and Other segment includes our wealth management business, various support operations, corporate capital and other product lines that are not currently underwritten by the Company. We analyze our segment results based on pre-tax adjusted operating income, which excludes the impact of certain items that are included in pre-tax net income. Pre-tax adjusted operating income is the same basis used for segment reporting under U.S. generally accepted accounting principles (GAAP). We also analyze operations using adjusted operating income on a post-tax basis, which excludes the initial impact from tax law changes. Adjusted operating income on a post-tax basis is not a measure used in financial statements prepared in accordance with GAAP, but is a common life insurance industry measure of performance. We have included a reconciliation to the comparable GAAP measure herein. See Note 13 to our consolidated financial statements included in Item 8 for further information regarding how we define our segments and pre-tax adjusted operating income.

We also include within our analysis “premiums collected,” another measure that is not used in financial statements prepared in accordance with GAAP, but is a common life insurance industry measure of agent productivity. See Note 13 to our consolidated financial statements included in Item 8 for further information regarding this measure and its relationship to GAAP revenues.

We periodically revise key assumptions used in the calculation of the amortization of deferred acquisition costs, value of insurance in force acquired, deferred sales inducements, unearned revenue reserve for participating life insurance and interest sensitive products, as applicable, through an “unlocking” process. These assumptions typically consist of withdrawal and lapse rates, rider utilization, earned spreads and mortality with revisions based on historical results and our best estimate of future experience. The impact of unlocking is recorded in the current period as an increase or decrease to amortization of the respective balances. While the unlocking process can take place at any time, as needs dictate, the process typically takes place during the third quarter. See the discussion that follows for further details of the unlocking impact on our results in 2020, 2019 and 2018.

Our profitability is primarily a factor of:

•The volume of our life insurance and annuity business in force, which is driven by the level of our sales and the persistency of the business written.
•The amount of spread (excess of net investment income earned over interest credited) we earn on contract holders’ general account balances.
•Our ability to price our life insurance products to earn acceptable margins over the cost of providing benefits and the expenses of acquiring and administering the products. Competitive conditions, mortality experience, persistency, benefit utilization, investment results and our ability to maintain expenses in accordance with pricing assumptions drive our margins on the life products. On many products, we have the ability to mitigate adverse experience through adjustments to credited interest rates, policyholder dividends or cost of insurance charges.
•Our ability to manage our investment portfolio to maximize investment returns while providing adequate liquidity for obligations to policyholders and minimizing the risk of defaults or impairments of invested assets.
•Our ability to manage the level of our operating expenses.
•Actual experience and changes in assumptions for expected surrender and withdrawal rates, mortality and spreads used in the amortization of deferred acquisition costs.

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

The COVID-19 pandemic had a significant impact on the U.S. economy during 2020. Beginning late in the first quarter of 2020 the United States experienced significant economic disruption as businesses closed and consumer access to goods and services became limited due to regulated or voluntary quarantine measures. As a result, the financial markets reacted negatively, impacting corporate liquidity and market interest rates. After the initial shock, the U.S. economy improved with the aid of significant economic stimulus measures, resulting in the stabilization of financial markets.

The following are key measures which partially illustrate the impact from COVID-19 on the economy:

•U.S. gross domestic product decreased at an annual rate of 3.5% during 2020, compared to an increase of 2.2% during 2019 based on estimates.
•U.S. unemployment increased to 6.7% at December 31, 2020 based on estimates, compared to 3.5% at December 31, 2019.

•The yield on the 10-year U.S. Treasury Note decreased to 0.93% at December 31, 2020 from 1.92% at December 31, 2019.

FBL Operations

The COVID-19 pandemic created several operational challenges during 2020. Our initial focus was to quickly transition to working at home, safeguarding employees and reducing the risk of business interruption. Social distancing impacted our sales process between our agents and client/members. The launch of our accelerated underwriting process during the third quarter 2020, led to some processing delays with a third-party provider, which the vendor attributed to be partially due to COVID-19. We took action to address the delays for our client/members and worked with the vendor to remediate the accelerated underwriting process.

Financial results

We believe COVID-19 and the impact it had on our economy contributed to the following financial results during 2020:
•As the economic downturn and lack of consumer mobility put strain on certain issuers, net realized capital losses and the change in allowance for credit losses totaled $16.3 million during 2020 compared to net realized capital gains including other-than-temporary impairment losses of $7.6 million during 2019. The majority of these losses were incurred during the first quarter 2020.
•We incurred death benefits, net of reinsurance and reserves released, with COVID-19 reported as a cause of death totaling $11.2 million during 2020.
•We incurred a pre-tax unlocking charge of $6.7 million during 2020, driven largely by a $13.1 million pre-tax charge associated with an expectation of lower future investment portfolio interest rates.
•Collected annuity premium decreased to $182.3 million during 2020, compared to $252.0 million collected during 2019. These decreases were attributable to COVID-19 through fewer sales opportunities, decreased interest crediting rates and economic uncertainty.

Management took several actions to address these challenges.

•Expense management was a focus, which partially offset the pandemic’s financial impact.
•We conducted tactical sales of investments to reduce exposure to certain industries impacted by the economic downturn.
•Product actions were taken to improve profitability.

Financial position

Lower fixed maturity interest rates driven by lower U.S. Treasury interest rates resulted in an increase in the fair value of our fixed maturity securities during 2020. The increase in fair value of our fixed maturity securities at December 31, 2020, compared with December 31, 2019, resulted in an increase in our book value per common share to $69.24 at December 31, 2020 from $60.12 at December 31, 2019.

Our capital position remains strong, with Farm Bureau Life’s company action level risk-based capital ratio was 528% at December 31, 2020.

Liquidity

Our liquidity position remains strong with cash being generated by operations and financing activities. In addition, a significant portion of our liquid fixed maturity securities are in an unrealized gain position. See the “Investments” and “Liquidity and Capital Resources” discussions that follow.

Results of Operations for the Three Years Ended December 31, 2020

	Year ended December 31,			Change over prior year
	2020	2019	2018	2020	2019
	(Dollars in thousands, except per share data)
Net income attributable to FBL Financial Group, Inc.	$72,513	$126,209	$93,793	(43)%	35%
Net income adjustments:
Initial impact of the Tax Act (1)	—	—	(617)	—%	(100)%
Proposed acquisition transaction expenses (2)	2,147	—	—	100%	—%
Net realized gains/losses on investments (3)	12,295	(5,813)	9,546	(312)%	(161)%
Change in fair value of derivatives (3)	4,957	(2,703)	6,188	(283)%	(144)%
Adjusted operating income (4)	$91,912	$117,693	$108,910	(22)%	8%

Pre-tax adjusted operating income:
Annuity segment	$61,033	$52,834	$62,846	16%	(16)%
Life Insurance segment	36,658	67,134	47,680	(45)%	41%
Corporate and Other segment	8,867	16,309	16,013	(46)%	2%
Total pre-tax adjusted operating income	106,558	136,277	126,539	(22)%	8%
Income taxes on adjusted operating income	(14,646)	(18,584)	(17,629)	(21)%	5%
Adjusted operating income (4)	$91,912	$117,693	$108,910	(22)%	8%

Earnings per common share - assuming dilution	$2.94	$5.09	$3.75	(42)%	36%
Adjusted operating income per common share - assuming dilution (4)	$3.73	$4.75	$4.36	(21)%	9%
Effective tax rate on adjusted operating income	14%	14%	14%
Average invested assets, at amortized cost net of allowance for credit losses (5)	$8,562,059	$8,347,559	$8,260,499	3%	1%
Annualized yield on average invested assets (6)	4.73%	4.95%	5.13%

Other data:
Death benefits, net of reinsurance and reserves released, net of tax	$(107,432)	$(97,202)	$(93,941)	11%	3%
Impact on adjusted operating income of unlocking deferred acquisition costs, deferred sales inducements, unearned revenue reserve and certain interest sensitive product reserves, net of tax	$(5,306)	$5,791	$(227)	(192)%	(2,651)%
Estimated impact from separate account performance on amortization of deferred acquisition costs, deferred sales inducements and unearned revenue reserve, net of tax (7)	$1,462	$2,923	$(3,646)	(50)%	(180)%
Other investment-related income included in net investment income (3)(8)	$3,034	$4,487	$4,810	(32)%	(7)%
Voluntary early retirement program expense	$—	$—	$(6,056)	—%	100%

(1)Amount represents a change in our deferred tax assets and liabilities due to the initial impact of the enactment of the Tax Cuts and Jobs Act of 2017 (Tax Act). See Note 5 to our consolidated financial statements included in Item 8 for additional information.
(2)Amount represents the transaction expenses relating to FBL Financial Group's proposed merger transaction.
(3)Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves and deferred acquisition costs, as well as changes in interest sensitive product reserves and income taxes attributable to these items.
(4)Adjusted operating income is a non-GAAP measure of earnings, see Overview section above for additional information.
(5)Average invested assets, including investments held as securities and indebtedness of related parties and cash equivalents, is the average of investment balances at the beginning of the reporting period and as of the end of each quarter throughout the reporting period. Average invested assets are used in the calculation of the annualized investment yield.

(6)Annualized yield is the actual investment earnings during the year divided by average invested assets. Annualized yield is used as a measure of investment performance during the reporting periods.
(7)Amounts represent the estimated effect of market performance of policyholder funds invested in the separate accounts on the value of deferred acquisition costs, deferred sales inducements and unearned revenue reserve, net of tax.
(8)Includes prepayment fee income and adjustments to the amortization of premium or discounts from changes in our payment speed assumptions on mortgage and other asset-backed securities.

Net income in 2020, compared to 2019, was negatively impacted by changes in net realized gains/losses from investments, the change in fair value of derivatives and expenses incurred during 2020 related to the proposed Merger. Net income and adjusted operating income decreased in 2020, compared to 2019, due to an increase in death benefits, net of reinsurance and reserves released, primarily due to COVID-19, the impact of unlocking actuarial assumptions and less spread income earned from lower yields on invested assets. These decreases in net income and adjusted operating income were partially offset by an increase in equity income and a reduction in other underwriting expenses and a benefit from an increase in the volume of business in force.

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

Footnotes applicable to the segment discussion that follows are as follows:
(1)Premiums collected is a non-GAAP measure of sales production, see Note 13 to our consolidated financial statements included in Item 8 for additional information.
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
(4)Annualized yield is the actual investment earnings during the year divided by average invested assets. Annualized yield is used as a measure of investment performance during the reporting periods.
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

Annuity Segment
	Year ended December 31,			Change over prior year
	2020	2019	2018	2020	2019
	(Dollars in thousands)
Adjusted operating revenues:
Interest sensitive product charges	$7,978	$6,681	$5,173	19%	29%
Net investment income	207,736	205,857	218,823	1%	(6)%
Total adjusted operating revenues	215,714	212,538	223,996	1%	(5)%

Adjusted operating benefits and expenses:
Interest sensitive product benefits	120,991	118,085	124,015	2%	(5)%
Underwriting, acquisition and insurance expenses:
Commissions net of deferrals	1,353	2,063	2,027	(34)%	2%
Amortization of deferred acquisition costs	10,866	16,374	11,243	(34)%	46%
Amortization of value of insurance in force	691	654	674	6%	(3)%
Other underwriting expenses	20,780	22,528	23,191	(8)%	(3)%
Total underwriting, acquisition and insurance expenses	33,690	41,619	37,135	(19)%	12%
Total adjusted operating benefits and expenses	154,681	159,704	161,150	(3)%	(1)%
Pre-tax adjusted operating income	$61,033	$52,834	$62,846	16%	(16)%

Other data
Annuity premiums collected, direct (1)	$182,317	$251,971	$285,438	(28)%	(12)%
Policy liabilities and accruals, end of period	4,509,426	4,440,276	4,374,798	2%	1%
Average invested assets, at amortized cost net of allowance for credit losses (2)	4,610,860	4,494,934	4,523,665	3%	(1)%
Other investment-related income included in net investment income (3)	4,828	3,823	5,576	26%	(31)%
Average aggregate individual annuity account value (6)	3,177,524	3,179,197	3,135,247	—%	1%

Earned spread on individual annuity products:
Annualized yield on average invested assets (4)	4.52%	4.73%	4.87%
Annualized average crediting rate (5)	2.50%	2.56%	2.51%
Spread	2.02%	2.17%	2.36%

Individual annuity withdrawal rate (7)	4.6%	5.7%	5.3%

Pre-tax adjusted operating income for the Annuity segment increased in 2020, compared to 2019, primarily due to the impact of unlocking actuarial assumptions and a decrease in other underwriting expenses, partially offset by lower spread income earned. Pre-tax adjusted operating income decreased in 2019, compared to 2018, primarily due to lower spread income earned and the impact of unlocking actuarial assumptions.

The average aggregate account value for individual annuity contracts in force decreased slightly in 2020, compared to 2019, as withdrawals and surrenders exceeded annuity premiums. The average aggregate account value for individual annuity contracts in force increased in 2019, compared to 2018, due to continued sales and the crediting of interest. Growth in our indexed annuity business in force continues to drive increases in interest sensitive product charges. Premiums collected decreased in 2020 and 2019, compared to prior periods, due to decreased sales of our fixed rate deferred and indexed annuity products, as sales were negatively impacted by crediting and cap rate reductions in response to declining portfolio yields. Individual fixed rate deferred annuity collected premiums were $82.8 million in 2020, $118.6 million in 2019 and $139.0 million in 2018. Indexed annuity collected premiums were $93.2 million in 2020, $128.2 million in 2019 and $137.6 million in 2018. To increase spread income given lower fixed and indexed annuity sales, we increased the issuance of funding agreements with the Federal Home Loan Bank of Des Moines (FHLB) during 2020. Outstanding funding agreements with FHLB, which are included in policyholder liabilities, totaled $585.2 million at December 31, 2020, $488.4 million at December 31, 2019 and $446.0 million at December 31, 2018.

The individual annuity withdrawal rate decreased in 2020, compared to 2019, partially due to the suspension of required minimum distributions by the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The individual annuity withdrawal rate increased in 2019, compared to 2018, due to certain policies reaching the end of their interest rate guarantee period and the competitiveness of our current crediting rates relative to other financial products.

Amortization of deferred acquisition costs and deferred sales inducements changed in 2020 and 2019, compared to prior periods, due to unlocking actuarial assumptions and changes in actual and expected income earned on the underlying business. Unlocking generally reflects changes in our projected earned spreads, policy lapses and mortality assumptions. The impact of improved persistency also resulted in less amortization during 2020, compared with 2019. Unlocking in 2019 was driven by a change in our withdrawal rate assumptions. The impact of unlocking interest sensitive benefit reserve assumptions during 2020, was due primarily to a revision of our expectation of policyholder utilization of the guaranteed living withdrawal benefit rider on index annuities. No unlocking was considered to be necessary for interest sensitive benefit reserves during 2019 or 2018.

Impact of Unlocking on Pre-tax Adjusted Operating Income

	Year ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Amortization of deferred sales inducements reported in interest sensitive product benefits	$57	$(195)	$13
Amortization of deferred acquisition costs	(1,189)	(4,668)	236
Changes in reserves reported in interest sensitive product benefits	5,358	—	—
Increase (decrease) to pre-tax adjusted operating income	$4,226	$(4,863)	$249
Other underwriting expenses decreased in 2020, compared to 2019, due to various expense management actions including deferral of projects, reduction in the use of consultants and limiting replacement of employees that left the company. In addition, travel expenses were lower due to COVID-related travel restrictions. In 2018, we offered a voluntary early retirement program to certain employees. The impact of the program to the Annuity segment was a $1.9 million increase in other underwriting expenses and a $0.6 million increase in investment expenses, which lowered net investment income.

The annualized yield on average invested assets for individual annuities decreased in 2020 and 2019, compared to the prior periods, primarily due to lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, compared with the average existing portfolio yield. The decrease in 2020, compared to 2019, was partially offset by higher other investment-related income while we recognized a decrease in other investment-related income in 2019 compared to 2018. See the “Financial Condition” section that follows for additional information regarding the yields obtained on investment acquisitions. Annualized average crediting rates on our individual annuity products decreased in 2020, compared to 2019, due to crediting and cap rate actions taken in 2020 in response to a declining portfolio yield and a change in our mix of business in force, partially offset by increased amortization of call option costs supporting our index annuity products. Annualized average crediting rates on our individual annuity products increased in 2019, compared to 2018, primarily due to increased amortization of call option costs.

Life Insurance Segment
	Year ended December 31,			Change over prior year
	2020	2019	2018	2020	2019
	(Dollars in thousands)
Adjusted operating revenues:
Interest sensitive product charges and other income	$83,453	$76,201	$73,879	10%	3%
Traditional life insurance premiums	198,749	197,863	198,312	—%	—%
Net investment income	157,498	158,230	158,003	—%	—%
Total adjusted operating revenues	439,700	432,294	430,194	2%	—%

Adjusted operating benefits and expenses:
Interest sensitive product benefits:
Interest and index credits	38,979	35,198	36,286	11%	(3)%
Death benefits and other	73,426	61,069	65,086	20%	(6)%
Total interest sensitive product benefits	112,405	96,267	101,372	17%	(5)%
Traditional life insurance benefits:
Death benefits	107,259	93,104	84,921	15%	10%
Surrender and other benefits	33,740	38,798	37,842	(13)%	3%
Increase in traditional life future policy benefits	45,441	42,747	52,436	6%	(18)%
Total traditional life insurance benefits	186,440	174,649	175,199	7%	—%
Distributions to participating policyholders	7,538	10,053	10,130	(25)%	(1)%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	18,823	19,500	19,113	(3)%	2%
Amortization of deferred acquisition costs	17,175	2,819	15,264	509%	(82)%
Amortization of value of insurance in force	1,480	1,488	1,492	(1)%	—%
Other underwriting expenses	61,223	63,608	63,784	(4)%	—%
Total underwriting, acquisition and insurance expenses	98,701	87,415	99,653	13%	(12)%
Total adjusted operating benefits and expenses	405,084	368,384	386,354	10%	(5)%
	34,616	63,910	43,840	(46)%	46%
Equity income, before tax	2,042	3,224	3,840	(37)%	(16)%
Pre-tax adjusted operating income	$36,658	$67,134	$47,680	(45)%	41%

Other data
Life premiums collected, net of reinsurance (1)	$322,219	$310,727	$304,229	4%	2%
Policy liabilities and accruals, end of period	3,226,774	3,082,364	2,990,962	5%	3%
Life insurance in force, end of period	63,406,042	61,566,233	59,968,574	3%	3%
Average invested assets, at amortized cost net of allowance for credit losses (2)	3,244,989	3,146,631	3,033,978	3%	4%
Other investment-related income included in net investment income (3)	489	1,915	2,320	(74)%	(17)%
Average aggregate interest sensitive life account value (8)	908,813	879,263	853,993	3%	3%

Interest sensitive life insurance spread:
Annualized yield on average invested assets (4)	4.99%	5.17%	5.33%
Annualized average crediting rate (5)	3.84%	3.77%	3.66%
Spread	1.15%	1.40%	1.67%

Life insurance lapse and surrender rates (9)	3.9%	4.6%	4.6%
Death benefits, net of reinsurance and reserves released	$109,023	$96,724	$97,477	13%	(1)%

Pre-tax adjusted operating income for the Life Insurance segment decreased in 2020, compared to 2019, primarily due to increases in death benefits, net of reinsurance and reserves released, and the impact of unlocking actuarial assumptions, partially offset by reduced other underwriting expenses and a benefit from the impact of an increase in the volume of business in force. Pre-tax adjusted operating income for the Life Insurance segment increased in 2019, compared to 2018, primarily due to the impact of unlocking actuarial assumptions and the impact from an increase in the volume of business in force.

Results for 2018 were unfavorably impacted by the correction of an immaterial error related to a closed block of interest sensitive whole life business. The immaterial error arose and accumulated over several years, with none of those previous years being materially impacted. Remediation required an adjustment to existing in force business account values as well as adjustment to benefit payments for terminated business. The correction resulted in a pre-tax charge of $5.5 million, consisting of $3.5 million related to delayed benefit payments and $2.0 million of accrued interest. The change in estimate and accrued interest resulted in an increase to 2018 interest sensitive product benefits interest credited of $2.0 million, interest sensitive death benefits of $3.3 million and traditional life future policy benefits of $0.2 million.

Death benefits, net of reinsurance and reserves released, vary from year-to-year due to changes in claim counts and average claim size. In 2020, death benefits in the Life Insurance segment include COVID-19 related claims, net of reinsurance and reserves released, totaling $8.8 million.

Amortization of deferred acquisition costs, deferred sales inducements and unearned revenue reserves changed in 2020 and 2019, compared to prior periods, due to unlocking actuarial assumptions and changes in actual and expected profits on the underlying business, which included increased mortality in 2020. Amortization, as well as reserves held on certain interest sensitive products, also changed due to the impact of unlocking. Unlocking generally reflects changes in our projected earned spreads, policy lapses, premium persistency and mortality assumptions. The 2020 unlocking charge was primarily due to updating our assumptions related to spread income, with the expectation of lower market interest rates than previously assumed. During 2019, unlocking also included the extension of the deferred acquisition cost amortization period for our participating whole life insurance business based on an increase in persistency rates.

Impact of Unlocking on Pre-tax Adjusted Operating Income

	Year ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Amortization of unearned revenue reserve reported in interest sensitive product charges and other income	$3,772	$(386)	$420
Amortization of deferred sales inducements reported in interest sensitive product benefits	(1,207)	45	(209)
Amortization of deferred sales inducements reported in traditional life insurance benefits	138	252	65
Amortization of deferred acquisition costs	(5,556)	13,545	2,152
Changes in reserves reported in interest sensitive product benefits	(7,270)	(1,062)	(4,755)
Increase (decrease) to pre-tax adjusted operating income	$(10,123)	$12,394	$(2,327)

Other underwriting expenses decreased in 2020, compared to prior periods, due to various expense management actions including deferral of projects, reduction in the use of consultants and limiting replacement of employees that left the company. In addition, travel expenses were lower due to COVID-related travel restrictions. In 2018, we offered a voluntary early retirement program to certain employees. The impact of the program to the Life Insurance segment was a $3.6 million increase in other underwriting expenses and a $0.4 million increase in investment expenses, which lowered net investment income. Excluding the impact of the voluntary early retirement program in 2018, other underwriting expenses increased in 2019, compared to 2018, due to expenses associated with system enhancements and various other general expense increases associated with the growth of our business.

The annualized yield on average invested assets for interest sensitive life insurance products decreased in 2020 and 2019, compared to prior periods, due to lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, compared with the average existing portfolio yield and lower other investment-related income. See the “Financial Condition” section that follows for additional information regarding the yields obtained on investment acquisitions. Annualized average crediting rates on our interest sensitive life insurance products increased in 2020 and 2019, compared to prior periods, primarily due to increased amortization of call option costs supporting our indexed universal life products and a change in the mix of business.

Corporate and Other Segment
	Year ended December 31,			Change over prior year
	2020	2019	2018	2020	2019
	(Dollars in thousands)
Adjusted operating revenues:
Interest sensitive product charges	$41,512	$42,284	$43,622	(2)%	(3)%
Net investment income	29,540	34,302	33,272	(14)%	3%
Other income	20,301	17,644	16,787	15%	5%
Total adjusted operating revenues	91,353	94,230	93,681	(3)%	1%

Adjusted operating benefits and expenses:
Interest sensitive product benefits	40,062	39,180	34,465	2%	14%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	2,586	2,855	2,662	(9)%	7%
Amortization of deferred acquisition costs	3,165	1,801	8,869	76%	(80)%
Other underwriting expenses	6,725	5,041	5,975	33%	(16)%
Total underwriting, acquisition and insurance expenses	12,476	9,697	17,506	29%	(45)%
Interest expense	5,015	4,850	4,851	3%	—%
Other expenses	30,564	25,246	22,595	21%	12%
Total adjusted operating benefits and expenses	88,117	78,973	79,417	12%	(1)%
	3,236	15,257	14,264	(79)%	7%
Net (income) loss attributable to noncontrolling interest	196	(99)	(29)	(298)%	241%
Equity income, before tax	5,435	1,151	1,778	372%	(35)%
Pre-tax adjusted operating income	$8,867	$16,309	$16,013	(46)%	2%

Other data
Average invested assets, at amortized cost net of allowance for credit losses (2)	$706,211	$705,994	$702,856	—%	—%
Other investment-related income (loss) included in net investment income (3)	61	1,009	157	(94)%	543%
Average aggregate interest sensitive account value (10)	362,046	360,892	361,827	—%	—%
Death benefits, net of reinsurance and reserves released	26,650	25,841	21,043	3%	23%
Estimated impact on pre-tax adjusted operating income from separate account performance on amortization of deferred acquisition costs, deferred sales inducements and unearned revenue reserve (11)	1,850	3,700	(4,615)	(50)%	(180)%

Pre-tax adjusted operating income for the Corporate and Other segment decreased in 2020, compared to 2019, primarily due to increases in expenses and amortization of deferred acquisition costs driven by the impact of market performance on our variable business and a decrease in net investment income, partially offset by an increase in equity income. Pre-tax adjusted operating income for the Corporate and Other segment decreased in 2019, compared to 2018, primarily due to a decrease in amortization of deferred acquisition costs driven by the impact of market performance on our variable business, partially offset by the impact of unlocking actuarial assumptions and increases in expenses and death benefits.

Death benefits, net of reinsurance and reserves released, vary from year-to-year due to changes in claim counts and average claim size. In 2020, death benefits in the Corporate and Other segment include COVID-19 related claims, net of reinsurance and reserves released, totaling $2.4 million.

Amortization of deferred acquisition costs increased in 2020, compared to 2019, primarily due to the impact of market performance on our variable business. Amortization of deferred acquisition costs, deferred sales inducements and unearned revenue reserves decreased in 2019, compared to 2018, primarily due to favorable market performance on our variable business, partially offset by the impact of unlocking. Unlocking generally reflects changes in projected earned spreads, separate account performance and withdrawal and mortality assumptions.

Impact of Unlocking on Pre-tax Adjusted Operating Income

	Year ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Amortization of unearned revenue reserve reported in interest sensitive product charges	$(62)	$(94)	$(667)
Amortization of deferred sales inducements reported in interest sensitive product benefits	51	26	76
Amortization of deferred acquisition costs	(150)	(135)	2,382
Changes in reserves reported in interest sensitive product benefits	(659)	2	—
Increase (decrease) to pre-tax adjusted operating income	$(820)	$(201)	$1,791

Other income and other expenses include fees and expenses from sales of brokered products and operating results of our non-insurance subsidiaries, including wealth management services, advisory, management and leasing activities. Other income and other expenses increased in 2020 and 2019, compared to the prior year periods, primarily due to expanding our wealth management business. The expansion of our wealth management business has increased administrative costs along with the costs of implementing a new delivery platform to allow for additional product offerings and an enhanced customer experience. Revenues associated with our wealth management expansion have increased modestly as we continue to expand this business increasing to $4.6 million in 2020 compared to $2.2 million in 2019 and $0.5 million in 2018. Expenses, including commissions, associated with our wealth management expansion have increased to $11.1 million during 2020 compared to $7.1 million in 2019 and $3.4 million in 2018. In 2018, we offered a voluntary early retirement program to certain employees resulting in a $1.1 million increase in other expenses in the Corporate and Other segment.

Equity Income

Equity income includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies over which we exhibit some control but have a minority ownership interest. We consistently use the most recent financial information available to account for equity income. Several of these entities are investment companies whose operating results are derived primarily from unrealized and realized gains and losses generated by their investment portfolios.

The level of gains and losses for these entities normally fluctuates from period to period depending on the prevailing economic environment, changes in the value of underlying investments held by the investment partnerships, the timing and success of initial public offerings or exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures. Equity income, net of related taxes was $5.9 million in 2020, $3.5 million in 2019 and $4.4 million in 2018. Equity income included in the Corporate segment in 2020 includes a pre-tax gain of $5.5 million from one transaction in an investment partnership. See Note 2 to our consolidated financial statements included in Item 8 for further information.

Income Taxes on Adjusted Operating Income

The effective tax rate on adjusted operating income was 13.7% for 2020, 13.6% for 2019 and 13.9% for 2018. The effective tax rates differ from the federal statutory rate of 21% primarily due to the impact of low income housing tax credit (LIHTC) investments and tax-exempt investment income. The effective rate for 2019 also differs from the federal statutory rate due to non-recurring tax benefits of $2.5 million resulting from the execution of a tax planning strategy to adjust our tax-basis policy reserves. See Note 5 to our consolidated financial statements included in Item 8 for additional information on income taxes.

Components of income tax
	Year ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Income tax expense	$(8,061)	$(19,929)	$(11,650)
Income tax expense on equity income	(1,571)	(919)	(1,179)
Net income adjustments:
Impact of change in federal tax rate (1)	—	—	(617)
Income tax offset on net income adjustments	(5,014)	2,264	(4,183)
Income taxes on adjusted operating income	$(14,646)	$(18,584)	$(17,629)

Income taxes on adjusted operating income before benefits of LIHTC investments	$(18,181)	$(22,088)	$(21,455)
Amounts related to LIHTC investments	3,535	3,504	3,826
Income taxes on adjusted operating income	$(14,646)	$(18,584)	$(17,629)

(1)Amount represents a change in our deferred tax assets and liabilities and other items impacted by the enactment of the Tax Act. See Note 5 to our consolidated financial statements included in Item 8 for additional information.

Impact of Adjustments to Net Income Attributable to FBL

	Year ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Initial impact of the Tax Act (1)	$—	$—	$617
Proposed acquisition transaction expenses (2)	(2,147)	—	—
Realized gains (losses) on investments and change in fair value of equity securities and derivatives	(23,687)	11,162	(24,512)
Offsets: (3)
Change in amortization	350	(586)	1,782
Reserve change on interest sensitive products	1,071	204	2,813
Income tax	5,014	(2,264)	4,183
Net impact of adjustments to net income	$(19,399)	$8,516	$(15,117)
Net impact per common share - basic and assuming dilution	$(0.79)	$0.34	$(0.61)

(1)Amount represents a change in our deferred tax assets and liabilities and other items impacted by the enactment of the Tax Act. See Note 5 to our consolidated financial statements included in Item 8 for additional information.
(2)Amount represents the transaction expenses relating to FBL Financial Group's proposed merger transaction.
(3)The items excluded from adjusted operating income impact the amortization of deferred acquisition costs and unearned revenue reserve. Certain interest sensitive reserves as well as income taxes are also impacted.

Income taxes on adjustments to net income have been recorded at 21% in 2019 and 2018 as there are no permanent differences between book and taxable income relating to these adjustments. In 2020, there is no income tax offset attributable to the proposed acquisition transaction expenses, as they are not deductible for income tax purposes. Also in 2020, the income tax offset attributable to realized gains (losses) includes an additional tax benefit of $0.3 million related to capital losses expected to be carried back to 2017 when the income tax rate was 35%. Income taxes on all other 2020 adjustments to net income have been recorded at 21%.

Realized Gains (Losses) on Investments
	Year ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Realized gains (losses) on investments:
Realized gains	$595	$6,686	$2,215
Realized losses	(13,003)	(3,829)	(1,354)
Change in unrealized gains/losses on equity securities	323	5,666	(8,137)
Total other-than-temporary impairment charges	—	(919)	(5,072)
Total allowance for credit losses	(4,199)	—	—
Net realized investment gains (losses)	(16,284)	7,604	(12,348)
Non-credit losses included in other comprehensive income (loss)	—	—	74
Total reported in statements of operations	$(16,284)	$7,604	$(12,274)
The level of realized gains (losses) is subject to fluctuation from period to period due to the timing of investment sales and credit losses, changes in the carrying value of investments held at fair value as well as changes in allowances for credit losses. See “Financial Condition - Investments” and Note 2 to our consolidated financial statements included in Item 8 for details regarding our unrealized gains and losses on available-for-sale securities at December 31, 2020 and 2019.

We monitor the financial condition and operations of the issuers of securities rated below investment grade and of the issuers of certain investment grade securities for which we have concerns regarding credit quality that could potentially require a credit allowance. See additional details regarding write downs and our methodology for evaluating investments for credit allowance in Notes 1 and 2 to our consolidated financial statements included in Item 8.

Change in Allowance/Credit Impairment Losses Recognized in Net Income
	Year ended December 31,
	2020	2019	2018
	(Dollars in thousands)

Corporate securities:
Construction	$—	$—	$(308)
Energy	—	—	(1,014)
Finance	(4,213)	—	(26)
Residential mortgage-backed	—	—	(62)
Other asset-backed	(669)	(869)	(760)
Mortgage loans	1,612	—	(2,778)
Securities and indebtedness of related parties	—	(50)	(50)
Other investments	(929)	—	—
Total allowance for credit losses (2020); other-than-temporary impairment losses (2019 & 2018) reported in net income	$(4,199)	$(919)	$(4,998)

The change in allowance for credit losses in the finance sector reflects two fixed maturity securities with an allowance established as the difference of the investments’ amortized cost and fair value. The improvement in the mortgage loan allowance for credit losses primarily reflects a reduction in mortgage loan investments since December 31, 2019, as well as improvement in the loss factors used to estimate the allowance. See Note 2 “Investment Operations” to our consolidated financial statements for more detail on the allowance for credit losses.

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

Financial Condition

Investments

Our investment portfolio increased 6.5% to $9,684.0 million at December 31, 2020, compared to $9,091.6 million at December 31, 2019. The portfolio increase is primarily due to a $421.9 million increase in the net unrealized appreciation of fixed maturities. The increase in unrealized appreciation is the result of a decrease in market interest rates driven by a decrease in U.S. Treasury rates. Additional details regarding securities in an unrealized gain or loss position at December 31, 2020 are included in the discussion that follows and in Note 2 to our consolidated financial statements included in Item 8. Details regarding investment allowances/impairments are discussed above in the “Realized Gains (Losses) on Investments” section under “Results of Operations.”

We manage the investment portfolio to optimize risk-adjusted yield within the context of prudent asset-liability management. We evaluate multiple cash flow testing scenarios as part of this process. The Company’s investment policy calls for investing primarily in high-quality fixed maturities and commercial mortgage loans.

Fixed Maturity Acquisitions Selected Information

	Year ended December 31,
	2020	2019
	(Dollars in thousands)
Cost of acquisitions:
Corporate	$320,027	$376,637
Mortgage- and asset-backed	318,368	361,674
United States Government and agencies	25,212	—
Tax-exempt municipals	71,943	71,630
Taxable municipals	—	8,820
Total	$735,550	$818,761

Effective annual yield	3.20%	3.74%
Credit quality
NAIC 1 designation	73.6%	71.7%
NAIC 2 designation	20.2%	28.3%
Non-investment grade	6.2%	—%
Weighted-average life in years	11.0	15.0

The table above summarizes selected information for fixed maturity purchases. The effective annual yield shown is the yield calculated to the “first-call” date. For non-callable bonds, the first-call date is always the maturity date. The weighted-average life is calculated using scheduled pay-downs and expected prepayments for amortizing securities. For non-amortizing securities, the weighted-average life is equal to the stated maturity date.

A portion of the securities acquired during 2020 and 2019 were acquired with the proceeds from advances on our funding agreements with the FHLB. The securities acquired to support these funding agreements often carry a lower average yield than securities acquired to support our other insurance products, due to the shorter maturity and relatively low interest rate paid on those advances. In addition, certain municipal securities acquired are exempt from federal income taxes, and accordingly have a higher actual return than reflected in the yields stated above. The average yield of the securities acquired, excluding the securities supporting the funding agreements and using a tax-adjusted yield for the municipal securities, was 3.39% in 2020 and 3.84% in 2019.

Investment Portfolio Summary

	December 31, 2020		December 31, 2019
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities - available for sale:
Public	$6,139,811	63.4%	$5,763,570	63.4%
144A private placement	1,823,768	18.8	1,699,924	18.7
Private placement	320,108	3.3	239,134	2.6
Total fixed maturities - available for sale	8,283,687	85.5	7,702,628	84.7
Equity securities	88,281	0.9	100,228	1.1
Mortgage loans	994,101	10.4	1,011,678	11.2
Real estate	955	—	955	—
Policy loans	195,666	2.0	201,589	2.2
Short-term investments	63,062	0.7	11,865	0.1
Other investments	58,258	0.5	62,680	0.7
Total investments	$9,684,010	100.0%	$9,091,623	100.0%

As of December 31, 2020, 96.1% (based on carrying value) of the available-for-sale fixed maturities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of December 31, 2020, no single non-investment grade holding exceeded 0.2% of total investments.

Credit Quality by NAIC Designation and Equivalent Rating

		December 31, 2020		December 31, 2019
NAIC Designation	Equivalent Rating (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$5,440,737	65.7%	$5,255,079	68.2%
2	BBB	2,516,020	30.4	2,268,920	29.5
	Total investment grade	7,956,757	96.1	7,523,999	97.7
3	BB	256,122	3.1	123,120	1.6
4	B	57,746	0.7	38,272	0.5
5	CCC	10,036	0.1	17,231	0.2
6	In or near default	3,026	—	6	—
	Total below investment grade	326,930	3.9	178,629	2.3
	Total fixed maturities - available for sale	$8,283,687	100.0%	$7,702,628	100.0%

(1)Equivalent ratings are based on those provided by nationally recognized rating agencies with some exceptions for certain residential mortgage, commercial mortgage- and asset-backed securities that are based on the expected loss of the security rather than the probability of default. This may result in a final designation being higher or lower than the equivalent credit rating.

See Note 2 to our consolidated financial statements included in Item 8 for a summary of fixed maturities by contractual maturity date.

Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification

	December 31, 2020
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$361,658	$358,786	$63,739	$2,872	$(102)
Capital goods	343,285	341,328	55,049	1,957	(43)
Communications	165,105	160,706	29,896	4,399	(78)
Consumer cyclical	193,800	189,287	24,883	4,513	(473)
Consumer non-cyclical	710,628	704,598	136,956	6,030	(905)
Energy	442,603	419,114	56,920	23,489	(1,724)
Finance	773,430	764,564	96,649	8,866	(693)
Transportation	144,760	144,621	22,195	139	(5)
Utilities	178,839	178,734	26,636	105	—
Technology	902,980	893,310	188,764	9,670	(219)
Other	21,179	21,179	2,899	—	—
Total corporate securities	4,238,267	4,176,227	704,586	62,040	(4,242)
Mortgage- and asset-backed securities	2,593,203	2,323,830	227,200	269,373	(7,113)
United States Government and agencies	36,252	12,622	2,887	23,630	(1,809)
States and political subdivisions	1,415,965	1,400,820	188,542	15,145	(785)
Total	$8,283,687	$7,913,499	$1,123,215	$370,188	$(13,949)

	December 31, 2019
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$337,004	$330,254	$33,472	$6,750	$(259)
Capital goods	302,566	292,480	28,427	10,086	(278)
Communications	143,907	139,092	17,900	4,815	(453)
Consumer cyclical	154,744	145,584	12,971	9,160	(357)
Consumer non-cyclical	611,618	554,145	68,658	57,473	(4,057)
Energy	420,805	384,898	42,177	35,907	(6,637)
Finance	692,341	667,173	62,295	25,168	(2,287)
Transportation	129,421	116,659	11,186	12,762	(415)
Utilities	158,073	155,105	15,617	2,968	(23)
Technology	804,317	770,167	123,232	34,150	(765)
Other	24,154	24,154	2,114	—	—
Total corporate securities	3,778,950	3,579,711	418,049	199,239	(15,531)
Mortgage- and asset-backed securities	2,432,382	2,092,650	144,832	339,732	(5,956)
United States Government and agencies	14,123	11,629	1,711	2,494	(5)
States and political subdivisions	1,477,173	1,451,870	145,125	25,303	(866)
Total	$7,702,628	$7,135,860	$709,717	$566,768	$(22,358)

Credit Quality of Available-for-Sale Fixed Maturities with Unrealized Losses

		December 31, 2020
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$269,478	72.8%	$(6,871)	49.3%
2	BBB	43,988	11.9	(1,397)	10.0
	Total investment grade	313,466	84.7	(8,268)	59.3
3	BB	41,906	11.3	(3,317)	23.8
4	B	14,812	4.0	(2,364)	16.9
6	In or near default	4	—	—	—
	Total below investment grade	56,722	15.3	(5,681)	40.7
	Total	$370,188	100.0%	$(13,949)	100.0%

		December 31, 2019
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$394,099	69.5%	$(6,932)	31.0%
2	BBB	103,400	18.2	(3,093)	13.8
	Total investment grade	497,499	87.7	(10,025)	44.8
3	BB	37,184	6.6	(5,096)	22.9
4	B	22,928	4.1	(1,616)	7.2
5	CCC	9,150	1.6	(5,621)	25.1
6	In or near default	7	—	—	—
	Total below investment grade	69,269	12.3	(12,333)	55.2
	Total	$566,768	100.0%	$(22,358)	100.0%

Available-For-Sale Fixed Maturities with Unrealized Losses by Length of Time

	December 31, 2020
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$63,287	$—	$(1,338)
Greater than three months to six months	—	112,343	—	(3,572)
Greater than six months to nine months	—	11,786	—	(180)
Greater than nine months to twelve months	—	80,799	—	(2,228)
Greater than twelve months	—	115,922	—	(6,631)
Total	$—	$384,137	$—	$(13,949)

Available-For-Sale Fixed Maturities with Unrealized Losses by Length of Time

	December 31, 2019
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$255,507	$—	$(3,518)
Greater than three months to six months	—	98,253	—	(2,093)
Greater than six months to nine months	—	13,944	—	(464)
Greater than nine months to twelve months	—	—	—	—
Greater than twelve months	25,805	195,617	(8,444)	(7,839)
Total	$25,805	$563,321	$(8,444)	$(13,914)

Available-For-Sale Fixed Maturities with Unrealized Losses by Maturity Date

	December 31, 2020		December 31, 2019
	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Due in one year or less	$3,200	$(133)	$1,498	$(2)
Due after one year through five years	9,224	(21)	17,902	(3,340)
Due after five years through ten years	14,260	(1,349)	32,003	(478)
Due after ten years	74,131	(5,333)	175,633	(12,582)
	100,815	(6,836)	227,036	(16,402)
Mortgage- and asset-backed	269,373	(7,113)	339,732	(5,956)
Total	$370,188	$(13,949)	$566,768	$(22,358)

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

Our direct exposure to the Alt-A home equity and subprime first-lien sectors is limited to investments in structured securities collateralized by senior tranches of residential mortgage loans. We also have a partnership interest in one fund at December 31, 2020 and December 31, 2019, that owns securities backed by Alt-A home equity, subprime first-lien and adjustable rate mortgage collateral. The fund is reported as securities and indebtedness of related parties in our consolidated balance sheets with a fair value of $0.8 million at December 31, 2020 and $1.4 million at December 31, 2019. We do not own any direct investments in subprime lenders.

Mortgage and Asset-Backed Securities by Collateral Type

	December 31, 2020			December 31, 2019
	Amortized Cost	Carrying Value	Percent of Fixed Maturities	Amortized Cost	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Government agency	$202,989	$231,161	2.8%	$220,209	$236,734	3.1%
Prime	384,638	405,016	4.9	338,795	357,769	4.6
Alt-A	56,717	66,139	0.8	68,483	80,732	1.0
Subprime	118,705	127,302	1.5	133,410	144,485	1.9
Commercial mortgage	991,944	1,136,333	13.7	969,453	1,045,473	13.6
Collateralized loan obligation	219,481	217,162	2.6	186,671	185,427	2.4
Non-mortgage	399,311	410,090	5.0	376,485	381,762	5.0
Total	$2,373,785	$2,593,203	31.3%	$2,293,506	$2,432,382	31.6%

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

Residential Mortgage-Backed Securities by NAIC Designation and Origination Year

	December 31, 2020
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$37,892	$40,008	$53,930	$67,889	$537,274	$577,319	$629,096	$685,216
2	3,659	3,667	—	—	—	—	3,659	3,667
3	591	567	139	136	—	—	730	703
4	4,457	3,885	549	447	—	—	5,006	4,332
5	—	—	7,008	8,197	—	—	7,008	8,197
6	4	4	—	—	—	—	4	4
Total	$46,603	$48,131	$61,626	$76,669	$537,274	$577,319	$645,503	$702,119

	December 31, 2019
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$60,698	$62,145	$61,993	$80,465	$495,061	$519,147	$617,752	$661,757
3	279	275	1,113	1,080	—	—	1,392	1,355
4	—	—	4,297	5,372	—	—	4,297	5,372
5	—	—	3,216	3,898	—	—	3,216	3,898
6	6	6	—	—	—	—	6	6
Total	$60,983	$62,426	$70,619	$90,815	$495,061	$519,147	$626,663	$672,388

The commercial mortgage-backed securities (CMBS) are primarily sequential securities. CMBS typically have cash flows that are less subject to refinance risk than residential mortgage-backed securities principally due to prepayment restrictions on many of the underlying commercial mortgage loans.

Commercial Mortgage-Backed Securities by NAIC Designation and Origination Year

	December 31, 2020
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$7,396	$8,453	$91,675	$113,610	$823,004	$934,637	$922,075	$1,056,700
2	—	—	41,084	49,229	21,544	22,987	62,628	72,216
3	—	—	—	—	7,242	7,417	7,242	7,417
Total (1)	$7,396	$8,453	$132,759	$162,839	$851,790	$965,041	$991,945	$1,136,333

	December 31, 2019
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$7,908	$8,851	$93,249	$110,805	$826,744	$880,702	$927,901	$1,000,358
2	—	—	41,552	45,115	—	—	41,552	45,115
Total (1)	$7,908	$8,851	$134,801	$155,920	$826,744	$880,702	$969,453	$1,045,473

(1)    The CMBS portfolio included government agency-backed securities with a carrying value of $911.4 million at December 31, 2020 and $845.5 million at December 31, 2019. Also included in the CMBS portfolio are military housing bonds totaling $170.0 million at December 31, 2020 and $163.9 million at December 31, 2019. These bonds are used to fund the construction of multi-family homes on United States military bases. The bonds are backed by a first mortgage lien on residential military housing projects.

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
The CDR is the constant default rate (annually) that a CLO must suffer before our tranche takes its first dollar loss.

Other Asset-Backed Securities by NAIC Designation and Origination Year

	December 31, 2020
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$3,196	$3,120	$118,478	$129,822	$471,367	$475,762	$593,041	$608,704
2	—	—	—	1	123,376	127,292	123,376	127,293
3	2,204	2,046	—	—	11,965	11,995	14,169	14,041
4	1,179	1,257	—	—	2,846	2,401	4,025	3,658
5	—	—	—	—	1,727	1,058	1,727	1,058
Total	$6,579	$6,423	$118,478	$129,823	$611,281	$618,508	$736,338	$754,754

Other Asset-Backed Securities by NAIC Designation and Origination Year

	December 31, 2019
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$6,188	$5,981	$134,272	$147,913	$435,077	$435,779	$575,537	$589,673
2	1,396	1,488	1,547	1,608	113,762	116,354	116,705	119,450
3	163	160	—	—	3,230	3,483	3,393	3,643
5	—	—	—	—	1,755	1,755	1,755	1,755
Total	$7,747	$7,629	$135,819	$149,521	$553,824	$557,371	$697,390	$714,521
State and Political Subdivision Securities

State and political subdivision securities totaled $1,416.0 million, or 17.1% of total fixed maturities at December 31, 2020, and $1,477.2 million, or 19.2% of total fixed maturities at December 31, 2019, and include investments in general obligation, revenue and municipal housing bonds. Our investment strategy is to utilize municipal bonds in addition to corporate bonds, as we believe they provide additional diversification and have historically low default rates compared with similarly rated corporate bonds. We evaluate the credit strength of the underlying issues on both a quantitative and qualitative basis, excluding insurance, prior to acquisition. The majority of the municipal bonds we hold are investment grade credits without consideration of insurance. Our municipal bonds are well diversified by type and geography with the top exposure being water and sewer revenue bonds. Our municipal bond holdings were trading at 115.3% of amortized cost at December 31, 2020. We do not hold any Puerto Rico-related bonds. Exposure to the state of Illinois and municipalities within the state accounted for 1.1% of our total fixed maturities at December 31, 2020. As of December 31, 2020, our Illinois-related portfolio holdings were rated investment grade and were valued at 119.4% of amortized cost.

Mortgage Loans

Mortgage loans totaled $994.1 million at December 31, 2020 and $1,011.7 million at December 31, 2019. Our mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. The total number of commercial mortgage loans outstanding was 212 at December 31, 2020 and 209 at December 31, 2019. In 2020, new loans ranged from $2.8 million to $15.0 million in size, with an average loan size of $6.1 million, an average loan term of 15 years and an average net yield of 3.37%. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. The majority of our mortgage loans amortize principal, with 2.1% that are interest-only loans at December 31, 2020. At December 31, 2020, the average loan-to-value of the current outstanding principal balance using the most recent appraised value was 49.9% and the weighted average debt service coverage ratio was 1.7 based on the results of our 2019 annual study. See Note 2 to our consolidated financial statements included in Item 8 for further discussion regarding our mortgage loans.

Other Assets and Liabilities

	December 31, 2020	December 31, 2019	Percentage change
Selected other assets:
Cash and cash equivalents	12,882	17,277	(25.4)%
Reinsurance recoverable	115,168	107,498	7.1%
Deferred acquisition costs	176,085	289,456	(39.2)%
Other assets	152,929	167,940	(8.9)%
Assets held in separate accounts	674,182	645,881	4.4%
Selected other liabilities:
Future policy benefits	7,616,272	7,393,549	3.0%
Other policyholder funds	602,989	597,256	1.0%
Deferred income taxes	211,180	152,373	38.6%
Other liabilities	102,127	107,013	(4.6)%
Liabilities held in separate accounts	674,182	645,881	4.4%

Cash and cash equivalents decreased at December 31, 2020 compared to the prior year end primarily due to normal fluctuations in timing of payments made and received. Deferred acquisition costs decreased during the same period primarily due to a $120.2 million increase in the impact of the change in net unrealized appreciation on fixed maturity securities during the period. Other assets decreased during the same period primarily due to the impact of amortization of LIHTC investments. Assets and liabilities held in separate accounts increased during the same period due to market performance on the underlying investment portfolios.

Future policy benefits increased at December 31, 2020 compared to the prior year end primarily due to an increase in the volume of life business in force. Deferred income taxes increased during the same period primarily due to the tax impact of the change in unrealized appreciation/depreciation on investments.

Stockholders’ Equity

As discussed in Note 7 to our consolidated financial statements included in Item 8, stockholders’ equity was impacted by capital deployment actions during 2020. We paid a special cash dividend of $1.50 per share on our common stock and increased our regular quarterly common stock dividend by 4.2% to $0.50 per share.

	December 31, 2020	December 31, 2019	Percentage change
	(dollars in thousands, except per share data)
Total FBL Financial Group, Inc. stockholders’ equity	$1,692,099	$1,485,757	13.9%
Common stockholders’ equity	1,689,099	1,482,757	13.9%

Book value per share	$69.24	$60.12	15.2%
Less: Per share impact of accumulated other comprehensive income	24.08	14.39	67.3%
Book value per share, excluding accumulated other comprehensive income (1)	$45.16	$45.73	(1.2)%

(1)Book value per share excluding accumulated other comprehensive income is a non-GAAP financial measure. Since accumulated other comprehensive income fluctuates from quarter to quarter due to unrealized changes in the fair value of investments caused principally by changes in market interest rates, we believe this non-GAAP financial measure provides useful supplemental information.

Our stockholders’ equity increased at December 31, 2020 compared to the prior year end primarily due to the change in unrealized appreciation of fixed maturity securities during the period and net income, partially offset by dividends paid.

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

A majority of our insurance liabilities are backed by fixed maturity securities and mortgage loans. The weighted average life of the fixed maturity and mortgage loan portfolio, based on fair values, was approximately 11.0 years at December 31, 2020 and 11.3 years at December 31, 2019. Accordingly, the earned rate on the portfolio lags behind changes in market yields. The extent that the portfolio yield lags behind changes in market yields generally depends upon the following factors:

•The average life of the portfolio.
•The amount and speed at which market interest rates rise or fall.
•The amount by which bond calls, mortgage loan prepayments and paydowns on mortgage- and asset-backed securities accelerate during periods of declining interest rates or decelerate during periods of increasing interest rates.

Expected Cash Flows from Investments

	Amortized Cost December 31, 2020	2021	2022	2023	2024	2025	2026 and Thereafter
	(Dollars in thousands)
Fixed maturity securities	$7,179,303	$347,293	$417,723	$430,198	$387,992	$440,839	$5,155,258
Mortgage loans	995,654	53,265	67,471	70,021	71,495	78,446	654,956
Total	$8,174,957	$400,558	$485,194	$500,219	$459,487	$519,285	$5,810,214

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

Interest Crediting Rates Compared to Guarantees
	Liabilities at December 31, 2020	Percent Above Minimum Guarantee
	(Dollars in thousands)
Discretionary rate setting products with minimum guarantees:
Fixed rate annuities	$2,562,037	7.7%
Indexed annuities	842,117	98.1
Universal life insurance	925,565	16.9
Variable annuities and variable universal life insurance	364,861	—
Total discretionary products	4,694,580
Non-discretionary products	1,031,145
Total interest sensitive product liabilities	$5,725,725
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

Surrender and Discretionary Withdrawal Characteristics of Interest Sensitive Products and Supplementary Contracts Without Life Contingencies
Liabilities at December 31, 2020
(Dollars in thousands)
Surrender charge rate:
Greater than or equal to 5%	$1,158,284
Less than 5%, but still subject to surrender charge	930,096
Not subject to surrender charge	3,482,338
Not subject to surrender or discretionary withdrawal	429,476
Total	$6,000,194

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

If interest rates had increased 10% from levels at December 31, 2020 and 2019, the fair value of our fixed maturity securities and short-term investments would have decreased approximately $75.9 million at December 31, 2020 and $123.2 million at December 31, 2019. These hypothetical changes in value do not take into account any offsetting change in the value of insurance liabilities for investment contracts since we estimate such value to be the cash surrender value for a portion of the underlying contracts.

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

Equity Risk

Equity price risk is limited due to the relatively small equity portfolio held at December 31, 2020. However, we are exposed to equity price risk in the following ways:

•Changes in the fair value of our equity securities are reported in earnings.
•We earn mortality and expense fee income based on the value of our separate accounts at annual rates ranging from 0% to 1.45% for 2020, 2019 and 2018. As a result, revenues from these sources fluctuate with changes in the fair value of the equity, fixed maturity and other securities held by the separate accounts.
•We have equity price risk to the extent we may owe amounts under the guaranteed minimum death benefit and guaranteed minimum income benefit provisions of our variable annuity contracts. See Note 4 to our consolidated financial statements included in Item 8 for additional discussion of these provisions.
•We also have equity price risk related to index product reserves related to guarantee living withdrawal benefits.
•Our profitability would be impacted if there were little or no gains in the entire series of options purchased over the expected life of an indexed product, as we would incur expenses for credited interest over and above our option costs.
•The amortization of deferred acquisition costs on our variable business can fluctuate with changes in the performance of the underlying separate accounts. See the Corporate and Other Segment discussion above for additional discussion of this amortization.

Credit Risk

We have exposure to credit risk as it relates to the uncertainty associated with the continued ability of a given entity to make timely payments of principal and interest. See “Financial Condition - Investments” for additional information about credit risk in our investment portfolio.

Liquidity and Capital Resources

Cash Flows

During 2020, our operating activities generated cash flows totaling $229.1 million, consisting of net income of $72.3 million adjusted for non-cash operating revenues and expenses netting to $156.8 million. We used cash of $197.7 million in our investing activities during 2020. The primary uses were $914.0 million of investment acquisitions, mostly in fixed maturity securities, partially offset by $778.5 million in sales, maturities and repayments of investments. Our financing activities used cash of $35.9 million during 2020. The primary financing source was $630.5 million in receipts from interest sensitive products credited to policyholder account balances, offset by $570.1 million for return of policyholder account balances on interest sensitive products and $86.2 million for dividends paid to stockholders. Funding agreements with the FHLB represent $264.5 million of receipts from interest sensitive products and $180.0 million of return of policyholder account balances.

Contractual Obligations

In the normal course of business, we enter into insurance contracts, financing transactions, lease agreements or other commitments that are necessary or beneficial to our operations. These commitments may obligate us to certain cash flows during future periods. Our policyholder obligations are our largest contractual obligations. The differences between contractual obligations and the balance sheet values of our insurance liabilities are primarily the accumulation of interest and death benefits in excess of related policyholder reserves.

On a consolidated basis, we anticipate that funds to meet our short-term and long-term contractual obligations, capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally-generated funds. We manage our investment portfolio to provide cash flows needed for policyholder obligations in the normal course of business as discussed in the Market Risks of Financial Instruments section above. However, there can be no assurance that future experience regarding benefits and surrenders will be similar to historic experience since benefits and surrender levels are influenced by such factors as the interest rate environment, our financial strength ratings, the economy and other factors that impact policyholder behavior. Farm Bureau Life is a member of the FHLB, which provides a source for additional liquidity if needed. This membership allows us to utilize fixed or floating rate advances offered by the FHLB and secured by qualifying collateral. Our total capacity to utilize such advances is impacted by multiple factors including the market value of eligible collateral, our level of statutory admitted assets and excess reserves and our willingness or capacity to hold activity-based FHLB common stock.

Sources and Uses of Capital Resources

Parent company cash inflows from operations consist primarily of fees that it charges various subsidiaries and affiliates for management of their operations, expense reimbursements and tax settlements from subsidiaries and affiliates, investment income and dividends from subsidiaries, if declared and paid. Revenue sources for the parent company during 2020 included management fees from subsidiaries and affiliates totaling $7.9 million and dividends of $98.5 million. Cash outflows are principally for salaries, taxes and other expenses related to providing management services, dividends on outstanding stock, stock repurchases and interest on our parent company debt.

We paid regular cash dividends on our common and preferred stock totaling $49.2 million in 2020, $47.5 million in 2019 and $45.8 million in 2018. In addition, we paid a special $1.50 per common share cash dividend in March 2020, March 2019 and March 2018 totaling $37.0 million, $37.0 million, and $37.3 million, respectively. Under the Merger Agreement, the Company is permitted to declare and pay, and has agreed to declare and pay, quarterly cash dividends of $0.52 per share of common stock. We will also pay the quarterly cash dividend of $0.0075 per Series B redeemable preferred share. The common stock dividend rates are analyzed quarterly and are dependent upon our capital and liquidity positions. In addition, alternative uses of excess capital may impact future dividend levels. Assuming these quarterly dividend rates, the common and preferred dividends would total approximately $50.9 million in 2021. The parent company expects to have sufficient resources and cash flows to meet its interest and dividend payments throughout 2021. The parent company had available cash and investments totaling $44.2 million at December 31, 2020. The parent company expects to rely on available cash resources, dividends from Farm Bureau Life and management fee income to make dividend payments to its stockholders, interest payments on its debt and to fund any capital initiatives such as stock repurchases. In addition, our parent company and Farm Bureau Life have entered into a reciprocal line of credit arrangement, which provides additional liquidity for either entity up to $20.0 million. We had no other material commitments for capital expenditures as of December 31, 2020.

As discussed in Note 7 to our consolidated financial statements included in Item 8, we have periodically taken advantage of opportunities to repurchase our outstanding Class A common stock through Class A common stock repurchase programs approved by our Board of Directors. There was $26.3 million remaining for repurchases at December 31, 2020, under the current $50 million Class A common stock repurchase program. Completion of this program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice. Under the Merger Agreement, we have agreed not to repurchase any additional shares of our capital stock from the date of the Merger Agreement through the closing of the Merger, subject to certain exceptions, including pursuant to our equity awards plans. We repurchased 290,144 shares of Class A common stock for $10.0 million in 2020, 66,475 shares of Class A common stock for $4.6 million in 2019 and 232,837 shares of stock Class A common stock for $15.9 million in 2018.

Interest payments on our debt totaled $4.9 million in 2020, 2019 and 2018. Interest payments on our debt outstanding at December 31, 2020 are estimated to be $4.9 million in 2021.

Farm Bureau Life’s cash inflows primarily consist of premiums, deposits to policyholder account balances, income from investments, sales, maturities and calls of investments; and repayments of investment principal. Farm Bureau Life’s cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases and payment of policy acquisition costs, policyholder benefits, income taxes, current operating expenses and dividends. Life insurance companies generally produce a positive cash flow that may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. Continuing operations and financing activities from Farm Bureau Life relating to interest sensitive products provided funds totaling $286.1 million in 2020, $235.5 million in 2019 and $268.9 million in 2018.

Farm Bureau Life’s ability to pay dividends to the parent company is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. At December 31, 2020, Farm Bureau Life’s statutory unassigned surplus was $494.6 million. There are certain additional limits on the amount of dividends that may be paid within a year without approval of the Insurance Division, Department of Commerce of the State of Iowa (the Iowa Insurance Division) as discussed in Note 7 to our consolidated financial statements included in Item 8. During 2021, the maximum amount legally available for distribution to the parent company without further regulatory approval is $87.4 million. Timing of such dividends during the year is limited based on the timing of dividends paid within the preceding 12 months.

We manage the amount of capital held by our insurance subsidiaries to ensure they meet regulatory requirements. State laws specify regulatory actions if an insurer’s risk-based capital (RBC) ratio, a measure of solvency, falls below certain levels. The NAIC has a standard formula for annually assessing RBC based on the various risk factors related to an insurance company’s capital and surplus, including insurance, business, asset and interest rate risks. The insurance regulators monitor the level of RBC against a statutory “authorized control level” RBC at which point regulators have the option to assume control of the insurance company. The company action level RBC is 200% of the authorized control level and is the first point at which any action would be triggered. As of December 31, 2020, Farm Bureau Life’s statutory total adjusted capital was $696.1 million, resulting in an RBC ratio of 528%, based on company action level capital of $131.8 million.

Merger Agreement

Under the Merger Agreement, described in Part I, Item 1. Business, “Merger Agreement,” we are required to pay a termination fee of up to $18.5 million, if the Merger Agreement is terminated in specified circumstances, and reimburse the out-of-pocket expenses of FBPCIC, Merger Sub and their respective affiliates up to a maximum of $5.3 million, if the Merger Agreement is terminated in specified circumstances.

Significant Accounting Policies and Estimates

The following is a brief summary of our significant accounting policies and critical accounting estimates. For a complete description of our significant accounting policies, see Note 1 to our consolidated financial statements included in Item 8.

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

Pension assets and liabilities are affected by the estimated fair value of plan assets, estimates of the expected return on plan assets and/or discount rates. Actual changes in the fair value of plan assets and differences between the actual return on plan assets and the expected return on plan assets will affect the amount of pension expense ultimately recognized. The December 31, 2020 pension obligation was computed based on an average 2.68% discount rate, which was based on yields for high-quality corporate bonds with a maturity approximating the duration of our pension liability. The long-term return on plan assets is based on current and projected asset allocations. Declines in comparable bond and equity yields would decrease our net pension asset.

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

Balance Sheet Caption	Description of Critical Estimate	Assumptions / Approach Used	Effect if Different Assumptions / Approach Used
Fixed maturities - available for sale	Excluding U.S. Government treasury securities, very few of our fixed maturity securities trade on the balance sheet date. For those securities without a trade on the balance sheet date, fair values are determined using valuation processes that require judgment.	Fair values are obtained primarily from a variety of independent pricing sources, whose results we evaluate internally. Details regarding valuation techniques and processes are summarized in Notes 1 and 3 to our consolidated financial statements included in Item 8.	At December 31, 2020, our fixed maturity securities classified as available for sale had a fair value of $8,283.7 million, with gross unrealized gains totaling $1,123.2 million and gross unrealized losses totaling $14.0 million. Due to the large number of fixed maturity securities held, the unique attributes of each security and the complexity of valuation methods, it is not practical to estimate a potential range of fair values for different assumptions and methods that could be used in the valuation process.
Fixed maturities - available for sale	We are required to exercise judgment to determine to what extent an unrealized loss is due to credit and establish an allowance for credit losses on a security. Whether a realized loss needs to be recognized in earnings and the amount of the loss primarily depends on whether (1) a decline in fair value is credit related, (2) our intent to sell the security and (3) whether or not we could be required to sell prior to recovery. The amortized cost is not adjusted by the loss reported in earnings if the decline is credit related and the resulting allowance can increase or decrease between reporting periods. If we have the intent to sell the security or we could be required to sell the security prior to recovery the previous amortized cost is adjusted by the loss reported in earnings to provide a new cost basis for the fixed maturity security.	We evaluate the operating results of the underlying issuer, near-term prospects of the issuer, general market conditions, causes for the decline in value, and other key economic measures and our intent to sell and whether or not we would be required to sell prior to recovery.	At December 31, 2020, we had $18.8 million of gross unrealized losses, on which we have established an allowance for credit losses of $4.9 million. The allowance for credit losses we have recorded at December 31, 2020 was established at the fair value of the underlying investments, accordingly this would represent the maximum potential loss for those investments. The allowance represents our best estimate of potential losses across the fixed maturity portfolio. Our maximum additional loss exposure would be $13.9 million which represents the total unrealized portfolio losses not subject to an allowance for credit losses. Details regarding these securities are included in the “Financial Condition - Investments” section above.
As discussed in Note 2 to our consolidated financial statements included in Item 8, we believe that all credit allowance losses within the portfolio have been recognized.

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
- amount of death and surrender benefits and the length of time the policies will stay in force,
- yield on investments supporting the liabilities,
- amount of interest or dividends credited to the policies,
- amount of policy fees and charges and
- amount of expenses necessary to maintain the policies.	Estimates used in the calculation of amortization of deferred acquisition costs, which are revised at least annually, are based on historical results and our best estimate of future experience.	Amortization of deferred acquisition costs for participating life insurance and interest sensitive products is expected to total approximately $27.2 million for 2021, excluding the impact of new production in 2021.

Based upon a historical analysis of fluctuations in estimated gross profits, we believe it is reasonably likely that a 10% change in estimated gross profits could occur. A 10% increase in estimated gross profits for 2021 would result in $2.0 million of additional amortization expense. Correspondingly, a 10% decrease in estimated gross profits would result in a $2.0 million reduction of amortization expense. The information above is for illustrative purposes only and does not reflect our expectations regarding future changes in estimated gross profits.
Future policy benefits	Reserving for future policy benefits for traditional life insurance products requires the use of many assumptions, including the duration of the policies, mortality experience, lapse rates, surrender rates and dividend crediting rates.

		These assumptions are made based upon historical experience, industry standards and a best estimate of future results and, for traditional life products, include a provision for adverse deviation. For traditional life insurance, once established for a particular series of products, these assumptions are generally held constant.	Due to the number of independent variables inherent in the calculation of traditional life insurance reserves, it is not practical to perform a sensitivity analysis on the impact of reasonable changes in the underlying assumptions. The cost of performing detailed calculations using different assumption scenarios outweighs the benefit that would be derived. We believe our assumptions are realistic and produce reserves that are fairly stated in accordance with GAAP.

Balance Sheet Caption	Description of Critical Estimate	Assumptions / Approach Used	Effect if Different Assumptions / Approach Used
Other assets/liabilities	The determination of net periodic pension cost and related accrued/prepaid pension expense requires the use of estimates as to the expected return on plan assets, discount rate on plan liabilities and other accrual assumptions. Pension expense for 2020 totaled $4.1 million.

		To determine our net periodic pension costs for 2020, we assumed an expected long-term rate of return on plan assets of 5.85% and a discount rate of 3.37%. Details regarding the method used to determine the discount rate are summarized in Note 8 to our consolidated financial statements included in Item 8.	The long-term rate of return may fluctuate over time based on asset mix and if investment returns over a long period of time significantly differ from historical returns. The discount rate changes annually as it is based on current yields for high-quality corporate bonds with a maturity approximating the duration of our pension obligations. As fluctuations in the expected long-term rate of return and discount rate have been historically moderate and we have no current plans to change our investment strategy significantly, we believe a change of up to 100 basis points is reasonably likely. A 100 basis point decrease in the expected return on assets would result in a $1.2 million increase in pension expense and a 100 basis point increase would result in a $1.2 million decrease to pension expense. A 100 basis point decrease in the assumed discount rate would result in a $2.7 million increase in pension expense while a 100 basis point increase would result in a $2.4 million decrease to pension expense. The information above is for illustrative purposes only and does not reflect our expectations regarding future changes in the long-term rate of return or discount rates.
Deferred income taxes	The amount of deferred tax assets we hold is dependent on our estimate of the future deductibility of certain items. A valuation allowance against deferred income tax assets is established if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. No valuation allowance was recorded on deferred tax assets at December 31, 2020.
We utilize tax planning strategies, which require forward-looking assumptions and management judgment, to determine the deductibility of certain items and to assess the need for a valuation allowance.

		During periods in which we have deferred tax assets related to unrealized investment losses, we utilize tax planning strategies, including a buy-and-hold investment philosophy for securities experiencing unrealized losses and the sale of appreciated securities to ensure the deductibility of such losses in future periods.	At December 31, 2020, we held gross deferred tax assets totaling $45.0 million, primarily related to future policy benefits, employee benefits and loss carryforwards. Utilization of these deferred tax assets is dependent on our future earnings. No valuation allowance has been established for these deferred tax assets, as we believe future earnings will be sufficient to ensure their utilization. If future earnings are no longer expected to be sufficient, a valuation allowance will need to be established. Given the number of variables that impact the level of future earnings, it is not practicable to estimate a range of possible outcomes to the valuation of the deferred tax assets. Future changes in tax rates and other tax laws may also impact the utilization of deferred tax assets.

Recent Accounting Changes

During 2020, the company adopted new accounting guidance for the accounting for credit impairments of certain financial instruments. Under the new guidance, credit losses are required to be estimated using an expected loss model under which an allowance for credit losses is established and reflected as a charge to earnings. This change and other accounting pronouncements recently adopted and not yet adopted are discussed further in Note 1 to our consolidated financial statements included in Item 8.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a - 15(f). Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
FBL Financial Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited FBL Financial Group, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, FBL Financial Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of FBL Financial Group, Inc. as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules listed in the Index at Item 15(a) and our report dated February 24, 2021 expressed an unqualified opinion thereon.

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
February 24, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
FBL Financial Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FBL Financial Group, Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2021 expressed an unqualified opinion thereon.

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
The Company’s future policy benefits totaled $7.6 billion at December 31, 2020, a portion of which represented liabilities for secondary guarantees on universal life- type products. The carrying amount of this product guarantee is based on estimates of how much the Company will need to pay for future benefits and claims in excess of the amount of fees which are expected to be collected from policyholders for the policy feature. As described in Note 1 to the consolidated financial statements, the liabilities are accrued in relation to estimated contract assessments. There is significant uncertainty inherent in estimating this liability because there is a significant amount of management judgment involved in developing certain assumptions that impact the liability balance, including expected mortality experience, policyholder lapse rates, premium persistency, and yield of investments.

Auditing management’s estimate of the future contract benefits liability related to those products with secondary guarantees involved the use of actuarial specialists and a high degree of subjectivity in evaluating management’s methods and assumptions used to develop those estimates.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the process to estimate the liability balance, including, among others, controls related to the review and approval processes that management has in place for the assumptions used in estimating the secondary guarantee liability. This included testing controls related to management’s evaluation of the need to update assumptions based on the comparison of actual Company experience to previous assumptions

We involved specialists to assist with our audit procedures which included, among others, evaluating the significant assumptions used by management in estimating the secondary guarantee liability by performing a comparison of management’s assumptions used in their analysis, including expected mortality experience, policyholder lapse rates, premium persistency, and yield of investments with historical experience and observable market data. We also independently recalculated the secondary guarantee liability for a sample of contracts for comparison with the actuarial model used by management.

Deferred acquisition costs amortization based on estimated gross profits or estimated gross margins
Description of the Matter
The Company’s deferred acquisition costs totaled $176.1 million at December 31, 2020. The carrying amount of the deferred acquisition costs is the total costs deferred less amortization. As disclosed in Note 1 to the consolidated financial statements, a portion of the deferred acquisition costs are being amortized in proportion to expected gross profits or estimated gross margins of the underlying contracts. There is a significant amount of uncertainty inherent in calculating EGPs as the calculation includes management’s best estimate of assumptions such as expected mortality experience, policyholder lapse rates, premium persistency, and yield of investments. EGMs include similar assumptions as the components of EGPs. Management’s assumptions are adjusted, also known as unlocking, over time for emerging experience and expected trends. The unlocking results in amortization being recalculated, using the new assumptions for EGPs or EGMs that results either in additional or less cumulative amortization expense

Auditing management’s estimate of the deferred acquisition costs involved the use of actuarial specialists and a high degree of subjectivity in evaluating management’s methods and assumptions used to calculate EGPs or EGMs.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the process to estimate the deferred acquisition costs balance, including, among others, controls related to the review and approval processes that management has in place for the assumptions used in estimating the EGPs and EGMs. This included testing controls related to management’s evaluation of the need to update assumptions based on the comparison of actual Company experience to previous assumptions

We involved actuarial specialists to assist with our audit procedures which included, among others, evaluating the significant assumptions used by management in estimating the EGPs and EGMs by performing a comparison of management’s assumptions, including expected mortality experience, policyholder lapse rates, premium persistency, and yield of investments, with prior actual experience, observable market data and management’s estimates of prospective changes in these assumptions. We also independently recalculated EGPs and EGMs for a sample of contracts for comparison with the actuarial model used by management.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1993.

Des Moines, Iowa
February 24, 2021

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2020	2019
Assets
Investments:
Fixed maturities - available for sale, at fair value (amortized cost: 2020 - $7,179,303; 2019 - $7,015,269) and allowance for credit losses (2020 - $4,882, 2019 - $0)	$8,283,687	$7,702,628
Equity securities at fair value (cost: 2020 - $82,999; 2019 - $95,269)	88,281	100,228
Mortgage loans, net of allowance for credit losses (2020 - $1,553, 2019 - $0)	994,101	1,011,678
Real estate	955	955
Policy loans	195,666	201,589
Short-term investments	63,062	11,865
Other investments, net of allowance for credit losses (2020 - $929, 2019 - $0)	58,258	62,680
Total investments	9,684,010	9,091,623

Cash and cash equivalents	12,882	17,277
Securities and indebtedness of related parties	88,445	74,791
Accrued investment income	70,278	72,332
Amounts receivable from affiliates	3,257	4,357
Reinsurance recoverable	115,168	107,498
Deferred acquisition costs	176,085	289,456
Value of insurance in force acquired	2,304	2,624
Current income taxes recoverable	16,732	6,427
Other assets	152,929	167,940
Assets held in separate accounts	674,182	645,881

Total assets	$10,996,272	$10,480,206

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

	December 31,
	2020	2019
Liabilities and stockholders’ equity
Liabilities:
Future policy benefits:
Interest sensitive products	$5,725,725	$5,548,212
Traditional life insurance and accident and health products	1,890,547	1,845,337
Other policy claims and benefits	57,438	46,883
Supplementary contracts without life contingencies	274,469	296,915
Advance premiums and other deposits	271,082	253,458
Amounts payable to affiliates	406	1,218
Long-term debt payable to non-affiliates	97,000	97,000
Deferred income taxes	211,180	152,373
Other liabilities	102,127	107,013
Liabilities related to separate accounts	674,182	645,881
Total liabilities	9,304,156	8,994,290

Stockholders’ equity:
FBL Financial Group, Inc. stockholders’ equity
Preferred stock, without par value, at liquidation value - authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 24,384,109 shares in 2020 and 24,652,802 shares in 2019	151,061	152,661
Class B common stock, without par value - authorized 1,500,000 shares, issued and outstanding 11,413 shares in 2020 and 2019	72	72
Accumulated other comprehensive income	587,279	354,764
Retained earnings	950,687	975,260
Total FBL Financial Group, Inc. stockholders’ equity	1,692,099	1,485,757
Noncontrolling interest	17	159
Total stockholders’ equity	1,692,116	1,485,916
Total liabilities and stockholders’ equity	$10,996,272	$10,480,206

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Year ended December 31,
	2020	2019	2018
Revenues:
Interest sensitive product charges	$132,522	$127,113	$122,789
Traditional life insurance premiums	198,749	197,863	198,312
Net investment income	397,231	424,998	394,618
Net realized capital gains (losses)	(12,085)	8,523	(7,276)
Change in allowance for credit losses on investments	(4,199)	—	—
Other-than-temporary impairment losses	—	(919)	(5,072)
Non-credit portion in other comprehensive income/loss	—	—	74
Other income	20,047	17,103	16,181
Total revenues	732,265	774,681	719,626

Benefits and expenses:
Interest sensitive product benefits	282,201	276,473	253,753
Traditional life insurance benefits	186,441	174,654	175,209
Policyholder dividends	7,538	10,053	10,130
Underwriting, acquisition and insurance expenses	143,887	140,624	152,055
Interest expense	5,015	4,850	4,851
Other expenses	32,711	25,246	22,595
Total benefits and expenses	657,793	631,900	618,593
	74,472	142,781	101,033
Income tax expense	(8,061)	(19,929)	(11,650)
Equity income, net of related income taxes	5,906	3,456	4,439
Net income	72,317	126,308	93,822
Net (income) loss attributable to noncontrolling interest	196	(99)	(29)
Net income attributable to FBL Financial Group, Inc.	$72,513	$126,209	$93,793

Earnings per common share	$2.94	$5.09	$3.76
Earnings per common share - assuming dilution	$2.94	$5.09	$3.75

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Year ended December 31,
	2020	2019	2018
Net income	$72,317	$126,308	$93,822
Other comprehensive income (loss) (1)
Change in net unrealized investment gains/losses	232,659	264,940	(190,114)
Non-credit impairment losses	—	—	(58)
Change in underfunded status of postretirement benefit plans	(144)	(1,494)	1,987
Total other comprehensive income (loss), net of tax	232,515	263,446	(188,185)
Total comprehensive income (loss), net of tax	304,832	389,754	(94,363)
Comprehensive (income) loss attributable to noncontrolling interest	196	(99)	(29)
Total comprehensive income (loss) applicable to FBL Financial Group, Inc.	$305,028	$389,655	$(94,392)

(1)Other comprehensive income (loss) is recorded net of deferred income taxes and other adjustments for assumed changes in deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	FBL Financial Group, Inc. Stockholders’ Equity
	Series B Preferred Stock	Class A and Class B Common Stock	Accumulated Other Comprehensive Income	Retained Earnings	Non- controlling Interest	Total Stockholders’ Equity
Balance at January 1, 2018	$3,000	$153,661	$284,983	$935,423	$58	$1,377,125
Cumulative effect of change in accounting principle related to net unrealized gains on equity securities	—	—	(5,480)	5,480	—	—
Net income	—	—	—	93,793	29	93,822
Other comprehensive loss	—	—	(188,185)	—	—	(188,185)
Stock-based compensation	—	499	—	—	—	499
Purchase of common stock	—	(1,436)	—	(14,471)	—	(15,907)
Dividends on preferred stock	—	—	—	(150)	—	(150)
Dividends on common stock	—	—	—	(82,978)	—	(82,978)
Receipts related to noncontrolling interest	—	—	—	—	33	33
Balance at December 31, 2018	3,000	152,724	91,318	937,097	120	1,184,259
Cumulative effect of change in accounting principle related to leases	—	—	—	595	—	595
Net income	—	—	—	126,209	99	126,308
Other comprehensive income	—	—	263,446	—	—	263,446
Stock-based compensation	—	419	—	—	—	419
Purchase of common stock	—	(410)	—	(4,167)	—	(4,577)
Dividends on preferred stock	—	—	—	(150)	—	(150)
Dividends on common stock	—	—	—	(84,324)	—	(84,324)
Disbursements related to noncontrolling interest	—	—	—	—	(60)	(60)
Balance at December 31, 2019	3,000	152,733	354,764	975,260	159	1,485,916
Cumulative effect of change in accounting principle related to current expected credit loss	—	—	—	(2,685)	—	(2,685)
Net income (loss)	—	—	—	72,513	(196)	72,317
Other comprehensive income	—	—	232,515	—	—	232,515
Stock-based compensation	—	197	—	—	—	197
Purchase of common stock	—	(1,797)	—	(8,203)	—	(10,000)
Dividends on preferred stock	—	—	—	(150)	—	(150)
Dividends on common stock	—	—	—	(86,048)	—	(86,048)
Receipts related to noncontrolling interest	—	—	—	—	54	54
Balance at December 31, 2020	$3,000	$151,133	$587,279	$950,687	$17	$1,692,116

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended December 31,
	2020	2019	2018
Operating activities
Net income	$72,317	$126,308	$93,822
Adjustments to reconcile net income to net cash provided by operating activities:
Interest credited to account balances	170,251	161,893	164,623
Charges for mortality, surrenders and administration	(132,568)	(126,165)	(120,944)
Net realized (gains) losses on investments	16,284	(7,604)	12,274
Change in fair value of derivatives	(577)	(2,232)	7,162
Increase in liabilities for life insurance and other future policy benefits	74,741	66,503	77,786
Deferral of acquisition costs	(37,126)	(45,578)	(47,771)
Amortization of deferred acquisition costs and value of insurance in force	33,941	25,875	36,371
Change in reinsurance recoverable	(6,557)	(2,415)	4,081
Provision for deferred income taxes	(2,287)	6,876	(4,952)
Other	40,727	9,593	16,725
Net cash provided by operating activities	229,146	213,054	239,177

Investing activities
Sales, maturities or repayments:
Fixed maturities - available for sale	571,431	665,276	590,106
Equity securities	11,486	15,397	7,039
Mortgage loans	120,269	102,132	69,208
Derivative instruments	20,275	15,659	16,754
Policy loans	38,954	36,441	36,720
Securities and indebtedness of related parties	10,316	8,814	8,359
Other long-term investments	5,796	6,147	6,831
Real estate	—	641	—
Acquisitions:
Fixed maturities - available for sale	(734,636)	(815,762)	(705,250)
Equity securities	(2,850)	(16,729)	(4,447)
Mortgage loans	(104,245)	(71,202)	(139,836)
Derivative instruments	(4,069)	(19,886)	(14,425)
Policy loans	(33,031)	(40,664)	(42,688)
Securities and indebtedness of related parties	(25,472)	(21,084)	(21,146)
Other long-term investments	(9,670)	(7,649)	(7,891)
Short-term investments, net change	(51,197)	3,848	1,294
Purchases and disposals of property and equipment, net	(11,028)	(15,990)	(12,520)
Net cash used in investing activities	(197,671)	(154,611)	(211,892)

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Year ended December 31,
	2020	2019	2018
Financing activities
Contract holder account deposits	$630,473	$606,917	$668,482
Contract holder account withdrawals	(570,066)	(577,238)	(631,181)
Dividends paid	(86,198)	(84,474)	(83,128)
Proceeds from the issuance of short-term debt	10,000	55,000	27,000
Repayments of short-term debt	(10,000)	(55,000)	(27,000)
Repurchase of common stock, net of issuance	(10,133)	(5,346)	(15,152)
Other financing activities	54	(60)	33
Net cash used in financing activities	(35,870)	(60,201)	(60,946)
Decrease in cash and cash equivalents	(4,395)	(1,758)	(33,661)
Cash and cash equivalents at beginning of year	17,277	19,035	52,696
Cash and cash equivalents at end of year	$12,882	$17,277	$19,035

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$(4,863)	$(4,860)	$(4,868)
Income taxes	(9,572)	(2,736)	(3,005)

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

Subsequent Event - Merger Agreement -Affiliate Acquisition of Outstanding Shares

On January 11, 2021, the Company announced that it reached an agreement with Farm Bureau Property & Casualty Insurance Company (FBPCIC), an Iowa domiciled stock property and casualty insurance company pursuant to which FBPCIC will acquire all of the outstanding Class A common shares, without par value, and Class B common shares, without par value (collectively, the Common Shares), of the Company that are not currently owned or controlled by FBPCIC or IFBF, an Iowa non-profit corporation, pursuant to the terms of the Agreement and Plan of Merger (the Merger Agreement), by and among the Company, FBPCIC, and 5400 Merger Sub, Inc., an Iowa corporation (Merger Sub). IFBF and FBPCIC currently own approximately 61% of the outstanding Common Shares. The Merger Agreement provides for the merger of Merger Sub with and into the Company, with the Company surviving the merger (the Merger).

Consummation of the Merger is subject to certain specified closing conditions, including approval by the Company’s shareholders, expiration or termination of applicable waiting periods, clearance by the Insurance Commissioner of the State of Iowa and approval by the Financial Industry Regulatory Authority as further described in the Merger Agreement.

See Note 9 to our consolidated financial statements for information regarding management and other agreements between the Company, IFBF and FBPCIC.

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
Standards adopted continued:
Leases
In February 2016, the FASB issued guidance amending the accounting for leases, which, for most lessees, resulted in a gross-up of the balance sheet. Under the new standard, lessees recognize the leased assets on the balance sheet and a corresponding liability for the present value of lease payments over the lease term. The new standard requires the application of judgment and estimates. The standard allowed accounting policy elections to be made both at transition and for the accounting post-transition, including whether to adopt a short-term lease recognition exemption.
January 1, 2019
Upon adoption using the modified retrospective approach, a cumulative effect adjustment of $0.6 million was recorded to retained earnings, representing the elimination of a deferred gain on a sale-leaseback transaction, and both other assets and other liabilities increased by $7.2 million. We elected the practical expedients provided for under the guidance but did not use hindsight in determining lease term. We have no finance leases and have elected to treat leases with terms of twelve months or less as short-term leases. The impact to earnings per share due to adopting this guidance was ($0.01) per basic and diluted share for the years ended December 31, 2020 and December 31, 2019.

Financial Instruments - credit impairment
In June 2016, the FASB issued guidance amending the accounting for the credit impairment of certain financial instruments. Under the new guidance, credit losses are required to be estimated using an expected loss model under which an allowance for credit losses is established and reflected as a charge to earnings. The allowance is based on the probability of loss over the life of the instrument, considering historical, current and forecast information. The new guidance differs significantly from the incurred loss model used historically and results in the earlier recognition of credit losses. Since changes in the allowance are reflected in earnings, the new guidance may increase the volatility of earnings as the assumptions used in estimating the allowance are revised. Our available-for-sale fixed maturities will continue to apply the incurred loss model; however, such losses are in the form of an allowance for credit losses rather than an adjustment to the cost basis of the security. Improvements in credit loss estimates on fixed maturity available-for-sale securities are immediately recognized through earnings by reducing the allowance.
January 1, 2020
Upon adoption using the modified retrospective approach, a cumulative effect adjustment of $2.7 million after offsets was recorded to retained earnings. The cumulative effect adjustment arose from the establishment of an allowance for credit losses on our mortgage loan investments totaling $3.1 million and reinsurance recoverable totaling $0.9 million, before offsets. See the discussion that follows for further information. Due to allowances being released during the year, application of this guidance resulted in an increase to net income of $2.2 million ($0.09 per basic and diluted share) during the year ended December 31, 2020. Prior periods were not restated.

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

Investments

Fixed Maturities

Fixed maturities are comprised of bonds and redeemable preferred stock and are designated as “available for sale” (AFS). AFS securities, with the exception of interest-only bonds, are reported at fair value and unrealized gains and losses on these securities are included directly in stockholders’ equity as a component of AOCI. The unrealized gains and losses, included in AOCI, are reduced by a provision for deferred income taxes and adjustments to deferred acquisition costs, value of insurance in force acquired, unearned revenue reserves and policyholder liabilities that would have been required as a charge or credit to income had such amounts been realized. Interest-only bonds are considered to have an embedded derivative feature;

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

When the fair value of a fixed maturity security is below its amortized cost, it is considered impaired. To the extent we decide to sell the security or are required to sell the security prior to its recovery of fair value, a charge is taken to net realized capital losses as reported within the consolidated statement of operations, and the amortized cost basis of the security is adjusted for the loss. Under the accounting guidance we followed prior to January 1, 2020, to the extent we had no plan or requirement to sell an impaired security, but believed the impairment was other-than-temporary (OTTI), we similarly recorded a charge to other-than-temporary impairment losses as reported within the consolidated statement of operations and the amortized cost basis of the security was adjusted for the loss. Prior to January 1, 2020, after an OTTI write down of fixed maturities with a credit-only impairment, the cost basis was not adjusted for subsequent recoveries in fair value. For fixed maturities for which we could reasonably estimate future cash flows after a write down, the discount or reduced premium recorded, based on the new cost basis, was amortized over the remaining life of the security. Amortization in this instance was computed using the prospective method and the current estimate of the amount and timing of future cash flows.

Beginning in 2020, to the extent an unrealized loss is due to a credit event, an increase in allowance for credit loss is recognized within the consolidated statement of operations. While fixed maturities are reported net of the allowance for credit losses in our consolidated balance sheets, the allowance is not considered an adjustment to the amortized cost of the security. Accordingly, the allowance may increase or decrease over the life of the security based on changes in the assumptions used to determine the allowance, with such changes reported as a change in allowance for credit losses on investments within the consolidated statement of operations. Fixed maturity securities are written-off to realized capital losses if we determine that no additional payments of principal or interest will be received. We have elected the policy to exclude accrued interest receivable from our allowance calculation since uncollectible accrued interest will continue to be evaluated for collectability and written off as warranted.

We monitor the financial condition and operations of the issuers of fixed maturities to determine whether an allowance for credit losses is required or, prior to January 1, 2020, that a credit impairment was an OTTI. We review factors such as:

•historical operating trends;
•business prospects;
•status of the industry in which the issuer operates;
•analyst ratings on the issuer and sector;
•quality of management;
•size of the unrealized loss; and
•level of current market interest rates compared to market interest rates when the security was purchased.

In order to determine the allowance for credit losses or credit impairment loss for fixed maturities, we estimate the present value of future cash flows that we expect to receive over the remaining life of the instrument, which in some instances could equal fair value, as well as review our plans to hold or sell the instrument. Significant assumptions regarding the present value of expected cash flows for each security are used when a credit loss or credit impairment that is OTTI occurs and there is a non-credit portion of the unrealized loss that will not be recognized in earnings. Our assumptions for residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities include collateral pledged, guarantees, vintage, anticipated principal and interest payments, prepayments, default levels, severity assumptions, delinquency rates and the level of nonperforming assets for the remainder of the investments’ expected term. We use a single best estimate of cash flows approach and use the effective yield prior to the date of impairment to calculate the present value of cash flows. Our assumptions for corporate and other fixed maturities include anticipated principal and interest payments and an estimated recovery value, generally based on a percentage return of the current fair value.

Equity Securities

Equity securities, comprised of mutual funds and common and non-redeemable preferred stocks, are reported at fair value with changes in fair value included in net realized capital gains (losses) in the consolidated statement of operations.

Mortgage Loans

Mortgage loans are reported at cost adjusted for amortization of premiums, accrual of discounts and net of allowance for credit losses. The allowance for credit losses on our mortgage loan investments is based on an estimate of credit losses that may occur over the life of the loans. Prior to January 1, 2020, the allowance was based on incurred losses of individual loans. In determining the allowance, we segregate our mortgage loans with a similar risk profile based on an internal loan rating. Loss factors based on the potential frequency and severity of credit losses at different points in time of the portfolio life are applied to future cash flows to estimate the allowance for credit losses. In determining the loss factors, we consider the potential severity and likelihood of loss based on our historical loan loss experience along with that of other similar organizations as well as economic forecasts. We have elected the policy to exclude accrued interest receivable from our allowance calculation since uncollectible accrued interest will continue to be evaluated for collectability and written off as warranted.

Real Estate

Our real estate is held for investment and consists of land reported at cost, net of allowance for losses. The carrying value of these assets is subject to regular review. For properties held for investment, if indicators of impairment are present and a property’s expected undiscounted cash flows are not sufficient to recover the property’s carrying value, an impairment loss is recognized and the property’s cost basis is reduced to fair value. No properties were held for investment with impairment charges as of December 31, 2020 or 2019.

Other Investments

Policy loans are reported at unpaid principal balance. Short-term investments, which include investments with remaining maturities of one year or less, but greater than three months at the time of acquisition, are reported at cost adjusted for amortization of premiums and accrual of discounts. Other investments include common stock issued by the Federal Home Loan Bank of Des Moines (FHLB) carried at the current redemption value, call options carried at fair value less collateral received and a promissory note acquired in a sale of a partnership interest carried at the estimated recovery value of the note.

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

Realized Gains and Losses on Investments

Realized gains and losses on sales of investments are determined on the basis of specific identification and included in net realized capital gains (losses) on the consolidated statement of operations. Change in allowance for credit losses on fixed maturity securities, mortgage loans and other investments are included in the change in allowance for credit losses on investments in the consolidated statement of operations. Prior to 2020, OTTI impairments were included in the other-than-

temporary impairment losses and non-credit portion in other comprehensive income/loss on the consolidated statement of operations.

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

The allowance for credit losses on our reinsurance recoverable is based on an estimate of credit losses that may occur over the life of the underlying ceded insurance business, which differs from the accounting guidance we followed prior to January 1, 2020 which was based on an incurred loss model. We develop loss factors that are applied to the amounts due from each reinsurer, which considers the potential severity and likelihood of loss based on the relative risk profile of each reinsurer, our internal loss history and those of other organizations, along with economic forecasts. We also consider other sources of information regarding individual reinsurers, as applicable, including amounts past-due according to the terms of the reinsurance contracts. Reinsurance recoverable assets are reported in our consolidated balance sheets net of the allowance for credit losses. Amounts deemed to be uncollectible are written off against the allowance. Changes in the allowance are reported within the consolidated statement of operations as “Underwriting, acquisition and insurance expenses.”

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

Deferred Acquisition Costs and Value of Insurance in Force Acquired

Deferred acquisition costs include certain costs of successfully acquiring new insurance business, including commissions and other expenses related to the production of new business, to the extent recoverable from future policy revenues, gross margins and gross profits. Also included are premium bonuses and bonus interest credited to contracts during the first contract year only. The value of insurance in force acquired represents the cost assigned to insurance contracts when an insurance company is acquired. The initial value was determined by an actuarial study using expected future gross profits as a measurement of the net present value of the insurance acquired. Value of insurance in force acquired is being amortized on a fixed amortization schedule.

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

Other Assets

Other assets include non-guaranteed federal low income housing tax credit (LIHTC) investments. LIHTC investments take the form of limited partnerships or limited liability companies, which in turn invest in a number of low income housing projects. We use the proportional amortization method of accounting for these investments. The proportional amortization method amortizes the cost of the investment over the period in which the investor expects to receive tax credits and other tax benefits, and the resulting amortization is recognized along with the tax benefit as a component of federal income tax expense on our consolidated statements of operations. LIHTC investments had a carrying value of $31.4 million at December 31, 2020 and $42.9 million at December 31, 2019. See discussion on variable interest entities in Note 2 for further information.

Other assets also include property and equipment, primarily comprised of capitalized software costs and furniture and equipment, which are reported at cost less allowances for depreciation and amortization. We expense costs incurred in the preliminary stages of developing internal-use software as well as costs incurred post-implementation for maintenance. Capitalization of internal-use software costs occurs after management has authorized the project and it is probable that the software will be used as intended. Amortization of software costs begins after the software has been placed in production. Depreciation and amortization expense is computed primarily using the straight-line method over the estimated useful lives of the assets, which range from three to twenty years. Property and equipment had a carrying value of $40.5 million at December 31, 2020 and $42.2 million at December 31, 2019, and accumulated depreciation and amortization of $103.6 million at December 31, 2020 and $91.0 million at December 31, 2019. Depreciation and amortization expense for property and equipment was $12.8 million in 2020, $12.1 million in 2019 and $9.9 million in 2018.

Other assets at December 31, 2020 and 2019, also includes goodwill of $9.9 million related to the excess of the amounts paid to acquire companies over the fair value of the net assets acquired. Goodwill is not amortized but is subject to annual impairment testing. We evaluate our goodwill balance by comparing the fair value of our reporting units to the carrying value of the goodwill. We conduct a qualitative impairment review at least annually as well as when indicators suggest an impairment may have occurred to determine if indicators of deterioration in the business would suggest its value has declined below the carrying value of goodwill. Such circumstances include changes in the competitive or overall economic environment or other business condition changes that may negatively impact the value of the underlying business. On a periodic basis, as well as in the event circumstances indicate the value of the business may have declined significantly, we will estimate the value of the business using discounted cash flow techniques. We believe this approach better approximates the fair value of our goodwill than a market capitalization approach. A number of significant assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including future premiums, product lapses, investment yields and discount rate. Underlying assumptions are based on historical experience and our best estimates given information available at the time of testing. As a result of this analysis, we have determined our goodwill was not impaired as of December 31, 2020 or 2019.

Future Policy Benefits

Future policy benefit reserves for interest sensitive products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. We also have additional benefit reserves that are established for annuity or universal life-type contracts that provide benefit guarantees, or for contracts that are expected to produce profits followed by losses. The liabilities are accrued in relation to estimated contract assessments. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances. Interest crediting rates for our interest sensitive products ranged from 1.00% to 5.50% in 2020, 2019 and 2018.

The liability for future policy benefits for direct participating traditional life insurance is based on net level premium reserves, including assumptions as to interest, mortality and other factors underlying the guaranteed policy cash values. Reserve interest assumptions are level and range from 2.25% to 6.00%. The average rate of assumed gross investment yields used in estimating gross margins was 4.94% in 2020, 5.23% in 2019 and 5.48% in 2018. The liability for future policy benefits for nonparticipating traditional life insurance is computed using a net level method, including assumptions as to mortality, persistency and interest and includes provisions for possible unfavorable deviations.

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

We have accrued dividends for participating business that are established for anticipated amounts earned to date that have not been paid. The declaration of future dividends for participating business is at the discretion of the Board of Directors of Farm Bureau Life. Participating business accounted for 22% of traditional, universal and variable life insurance premiums collected from policyholders during 2020 (2019 - 25% and 2018 - 28%) and represented 9% of life insurance in force at December 31, 2020 and 2019 and 10% at December 31, 2018.

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

Recognition of Premium Revenues and Costs

Revenues for interest sensitive and variable products consist of policy charges for the cost of insurance and product guarantees, asset charges, administration charges, amortization of policy initiation fees and surrender charges assessed against policyholder account balances. The timing of revenue recognition as it relates to these charges and fees is determined based on the nature of such charges and fees. Policy charges for the cost of insurance, asset charges and policy administration charges are assessed on a daily or monthly basis and are recognized as revenue when assessed and earned. Certain policy initiation fees that represent compensation for services to be provided in the future are reported as unearned revenue and recognized in income over the periods benefited. Surrender charges are determined based upon contractual terms and are recognized upon surrender of a contract. Policy benefits and claims charged to expense include interest and index amounts credited to policyholder account balances and benefit claims incurred in excess of policyholder account balances during the period. Amortization of deferred acquisition costs is recognized as expense over the estimated life of the policy.

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

Underwriting, Acquisition and Insurance Expenses
	Year ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Components of our underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	$22,762	$24,419	$23,801
Amortization of deferred acquisition costs	30,226	22,887	33,137
Amortization of value of insurance in force acquired	2,171	2,141	2,167
Other underwriting, acquisition and insurance expenses, net of deferrals	88,728	91,177	92,950
Total	$143,887	$140,624	$152,055

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

Lease income from leases with affiliates totaled $5.3 million in 2020 and 2019 and $4.9 million in 2018. Investment advisory fee income from affiliates totaled $3.2 million in 2020, $3.1 million in 2019 and $2.9 million in 2018. In addition, Farm Bureau Life has certain items, including fees earned from brokered products, reported as other income and other expense, which netted to $2.1 million in 2020, $1.7 million in 2019 and $2.7 million in 2018. We expense legal costs associated with a loss contingency as incurred.

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

2. Investment Operations

Fixed Maturity Securities

Available-For-Sale Fixed Maturity Securities by Investment Category
	December 31, 2020
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Allowance for Credit Losses	Fair Value

Fixed maturities:
Corporate	$3,542,136	$704,586	$(4,242)	$(4,213)	$4,238,267
Residential mortgage-backed	645,503	58,058	(1,442)	—	702,119
Commercial mortgage-backed	991,944	145,549	(1,160)	—	1,136,333
Other asset-backed	736,338	23,593	(4,511)	(669)	754,751
United States Government and agencies	35,174	2,887	(1,809)	—	36,252
States and political subdivisions	1,228,208	188,542	(785)	—	1,415,965
Total fixed maturities	$7,179,303	$1,123,215	$(13,949)	$(4,882)	$8,283,687

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Fair Value
	(Dollars in thousands)
Fixed maturities:
Corporate	$3,376,432	$418,049	$(15,531)	$3,778,950
Residential mortgage-backed	626,663	47,654	(1,929)	672,388
Commercial mortgage-backed	969,453	77,433	(1,413)	1,045,473
Other asset-backed	697,390	19,745	(2,614)	714,521
United States Government and agencies	12,417	1,711	(5)	14,123
States and political subdivisions	1,332,914	145,125	(866)	1,477,173
Total fixed maturities	$7,015,269	$709,717	$(22,358)	$7,702,628

(1)Includes $1.7 million and $2.5 million as of December 31, 2020 and December 31, 2019, respectively, of net unrealized gains on impaired fixed maturities related to changes in fair value subsequent to the impairment date, which are included in AOCI.

The amount of accrued interest excluded from the amortized cost basis of fixed maturities and included in accrued investment income on the balance sheet totaled $65.8 million at December 31, 2020. Any fixed maturity delinquent on contractual payments over 90 days past due is placed on non-accrual status. If the fixed maturity is placed on non-accrual status, the prior accrued interest income is reversed through net investment income. Interest income received on non-performing fixed maturities is generally recognized on a cash basis. Once fixed maturities are classified as non-accrual, the resumption of the interest accrual would commence only after all past due interest has been collected. There was no accrued interest income reversed during the twelve months ended December 31, 2020.

Available-For-Sale Fixed Maturities by Maturity Date

	December 31, 2020
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$142,285	$145,620
Due after one year through five years	574,155	618,031
Due after five years through ten years	732,772	842,903
Due after ten years	3,356,306	4,083,930
	4,805,518	5,690,484
Mortgage-backed and other asset-backed	2,373,785	2,593,203
Total fixed maturities	$7,179,303	$8,283,687

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Fixed maturities not due at a single maturity date have been included in the above table in the year of final contractual maturity.

Net Unrealized Gains on Investments in Accumulated Other Comprehensive Income

	December 31,
	2020	2019
	(Dollars in thousands)
Net unrealized appreciation on:
Fixed maturities - available for sale	$1,109,266	$687,359
Adjustments for assumed changes in amortization pattern of:
Deferred acquisition costs	(320,489)	(200,227)
Value of insurance in force acquired	(10,647)	(12,498)
Unearned revenue reserve	29,393	18,025
Adjustments for assumed changes in policyholder liabilities	(51,001)	(30,642)
Provision for deferred income taxes (see Note 5)	(158,869)	(97,023)
Net unrealized investment gains	$597,653	$364,994

Net unrealized investment gains exclude the allowance for credit losses.

Fixed Maturity Securities with Unrealized Losses by Length of Time without an Allowance for Credit Losses

	December 31, 2020
	Less than one year		One year or more		Total
Description of Securities	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$39,363	$(1,716)	$22,677	$(2,526)	$62,040	$(4,242)	30.5%
Residential mortgage-backed	45,059	(520)	16,918	(922)	61,977	(1,442)	10.3%
Commercial mortgage-backed	26,829	(1,160)	—	—	26,829	(1,160)	8.3%
Other asset-backed	113,439	(1,741)	67,128	(2,770)	180,567	(4,511)	32.3%
United States Government and agencies	23,630	(1,809)	—	—	23,630	(1,809)	13.0%
States and political subdivisions	12,577	(372)	2,568	(413)	15,145	(785)	5.6%
Total fixed maturities	$260,897	$(7,318)	$109,291	$(6,631)	$370,188	$(13,949)	100.0%

Fixed Maturity Securities with Unrealized Losses by Length of Time

	December 31, 2019
	Less than one year		One year or more		Total
Description of Securities	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$114,520	$(2,476)	$84,719	$(13,055)	$199,239	$(15,531)	69.5%
Residential mortgage-backed	68,743	(1,435)	6,941	(494)	75,684	(1,929)	8.6%
Commercial mortgage-backed	46,537	(1,266)	2,610	(147)	49,147	(1,413)	6.3%
Other asset-backed	112,462	(519)	102,439	(2,095)	214,901	(2,614)	11.7%
United States Government and agencies	—	—	2,494	(5)	2,494	(5)	—%
States and political subdivisions	19,367	(379)	5,936	(487)	25,303	(866)	3.9%
Total fixed maturities	$361,629	$(6,075)	$205,139	$(16,283)	$566,768	$(22,358)	100.0%

(1)Non-credit losses reported in AOCI are included with gross unrealized losses, resulting in total gross unrealized losses for AFS fixed maturities being reported in the table.

Fixed maturities in the above tables include 119 securities from 95 issuers at December 31, 2020 and 189 securities from 145 issuers at December 31, 2019. Unrealized losses decreased during the twelve months ended December 31, 2020 primarily due to a decrease in US treasury rates. We do not consider securities’ declines in fair value below amortized cost to be due to a credit loss when the market decline is attributable to factors such as interest rate movements, market volatility, liquidity or spread widening when recovery of all amounts due under the contractual terms of the security is anticipated. Based on our intent not to sell and our belief that we will not be required to sell these securities before recovery of their amortized cost basis, we do not consider these investments to have a credit loss allowance, and they do not require a loss allowance to be established at December 31, 2020. The following summarizes the more significant unrealized losses on fixed maturity securities by investment category as of December 31, 2020.

Corporate securities: The largest unrealized losses were in the energy sector ($23.5 million fair value and $1.7 million unrealized loss) and in the consumer non-cyclical sector ($6.0 million fair value and $0.9 million unrealized loss). The majority of losses were attributable to credit spread widening across the energy sector associated with the decline in crude oil prices. Energy-related companies have been negatively impacted by the decline in oil prices due to a decrease in demand brought on by COVID-19.

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

Commercial mortgage-backed securities: The unrealized losses on commercial mortgage-backed securities were primarily due to spread widening. The wider spreads were caused by continued market uncertainty brought on by COVID-19 for some securities. The contractual cash flows of these investments are based on mortgages backing the securities.

Other asset-backed securities: The unrealized losses on asset-backed securities (ABS) were primarily due to concerns regarding COVID-19 and the resulting impact on consumer and commercial loans. Overall, ABS spreads are generally unchanged. However, there are certain sectors, including whole business and auto-related, where spreads have widened. The majority of our ABS have a sequential-pay structure that increases credit support as the pool amortizes. The average life of our ABS is 2.9 years, down from 5.4 years at purchase. Average credit support for the portfolio has increased from 10% at time of purchase to 23% as of December 31, 2020. Our ABS portfolio is rated nearly 73% NAIC-1.

The unrealized losses on collateralized loan obligations (CLO) are due to concerns regarding COVID-19 and the resulting impact on leveraged loans. The CLO market is also benefiting from the programs that the U.S. Federal Reserve Bank is providing to the market. Our CLO portfolio is of high quality, with more than 98% of the securities rated NAIC-1. Internal stress testing has indicated that the weighted average constant default rate (CDR) of our portfolio without suffering a loss is 17%. The CDR is the constant default rate (annually) that a CLO must suffer before our tranche takes its first dollar loss.

State, municipal and other governments: The unrealized losses on state, municipal and other government securities were primarily due to general spread widening relative to spreads at which we acquired the bonds, and uncertainty related to pandemic impacts on revenue and taxes.

Our allowance for credit losses at December 31, 2020 includes two financial sector bonds experiencing ongoing weakness in operating performance. The allowance for these bonds was established as the difference between the amortized cost and present value of expected cash flows, which is equal to fair value. Our allowance for credit losses also includes an asset backed security due to the difference between the amortized cost and the present value of the expected cash flows.

We also established an allowance of $0.9 million on a promissory note held in other investments due to the possibility of not collecting the full balance of the note.

Available-For-Sale Fixed Maturities Allowance for Credit Losses
	Year ended December 31, 2020
	Corporate	Other ABS	Total
	(Dollars in thousands)
Beginning balance	$—	$—	$—
Additions for credit losses not previously recorded	13,118	669	13,787
Net decrease to previously recorded allowance	(1,723)	—	(1,723)
Reductions for securities sold	(7,182)	—	(7,182)
Ending balance	$4,213	$669	$4,882

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

The amount of accrued interest excluded from the cost basis of the mortgage loans and included in accrued investment income on the balance sheet totaled $3.5 million at December 31, 2020. Any loan delinquent on contractual payments is considered non-performing. Mortgage loans are placed on non-accrual status if the loan is over 90 days past due. If the loan is placed on non-accrual status, the prior accrued interest income is reversed through net investment income. Interest income received on non-performing loans is generally recognized on a cash basis. Once mortgage loans are classified as non-accrual loans, the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan has been restructured such that the collection of interest is considered likely. At December 31, 2020 and December 31, 2019, there were no non-performing loans over 30 days past due on contractual payments. At December 31, 2020, we had committed to provide additional funding for mortgage loans totaling $3.5 million. These commitments arose in the normal course of business at terms that are comparable to similar investments.

Mortgage Loans by Collateral Type

	December 31, 2020		December 31, 2019
Collateral Type	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
Office	$375,622	37.7%	$417,746	41.3%
Retail	320,575	32.2	345,870	34.2
Industrial	227,424	22.9	235,274	23.2
Apartment	59,626	6.0	—	—
Other	12,407	1.2	12,788	1.3
Total	$995,654	100.0%	$1,011,678	100.0%

Mortgage Loans by Geographic Location within the United States

	December 31, 2020		December 31, 2019
Region of the United States	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
South Atlantic	$252,964	25.4%	$288,299	28.5%
Pacific	181,743	18.3	164,996	16.3
East North Central	147,342	14.8	117,053	11.6
Mountain	107,833	10.8	96,857	9.6
West North Central	94,044	9.4	108,942	10.8
East South Central	75,540	7.6	81,275	8.0
West South Central	65,808	6.6	76,650	7.6
Middle Atlantic	52,512	5.3	45,687	4.5
New England	17,868	1.8	31,919	3.1
Total	$995,654	100.0%	$1,011,678	100.0%

Mortgage Loans by Loan-to-Value Ratio

	December 31, 2020		December 31, 2019
Loan-to-Value Ratio	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
0% - 50%	$463,130	46.5%	$412,973	40.8%
51% - 60%	309,477	31.1	310,869	30.7
61% - 70%	202,114	20.3	256,280	25.4
71% - 80%	20,933	2.1	31,556	3.1
Total	$995,654	100.0%	$1,011,678	100.0%

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

Mortgage Loans by Internal Rating and Year of Origination
	December 31, 2020
Internal Rating	2020	2019	2018	2017	2016	2015 & prior	Total
	(Dollars in thousands)
A	$103,781	$56,288	$118,283	$189,257	$130,070	$362,346	$960,025
B	—	11,789	1,883	3,459	—	1,516	18,647
C	—	—	4,456	—	3,945	4,372	12,773
W	—	—	—	—	—	4,209	4,209
Total	$103,781	$68,077	$124,622	$192,716	$134,015	$372,443	$995,654

	December 31, 2019
Internal Rating	2019	2018	2017	2016	2015	2014 & prior	Total
	(Dollars in thousands)
A	$69,319	$128,334	$200,283	$144,311	$119,724	$316,079	$978,050
B	—	—	—	—	—	7,512	7,512
C	—	—	—	—	—	21,812	21,812
W	—	—	—	—	—	4,304	4,304
Total	$69,319	$128,334	$200,283	$144,311	$119,724	$349,707	$1,011,678

As discussed in Note 1, during 2020 we adopted accounting guidance which requires establishing an allowance for credit losses that may occur over the life of the mortgage loan portfolio. At December 31, 2020, our allowance for credit losses on mortgage loans was estimated by incorporating historical internal information, historical industry averages, current conditions as well as conditions for a reasonable and supportable forecast that includes an estimated recessionary period. The loans are segmented by an internal risk rating as well as geographic region with an estimated loss ratio applied against each segment. For the years after our reasonable and supportable forecast period we graded the expected loss ratio over the estimated remaining recessionary period to our actual loss history. During the year ended December 31, 2020, positive trends in the historical industry averages and a decrease in our mortgage loan principal balance during 2020 more than offset our negative internal rating migrations and increased recessionary probabilities for the year which led to a decrease in our allowance. Amounts on mortgage loans deemed to be uncollectible are charged off and removed from the valuation allowance. The allowance for credit losses at the date of adoption, January 1, 2020, and December 31, 2020 is as follows.

Allowance for Credit Losses on Mortgage Loans
Year ended
December 31, 2020

Beginning balance	$3,165
Current period provision for expected credit losses	(1,612)
Ending balance	$1,553

As discussed in Note 1, accounting guidance followed prior to 2020 required an allowance for credit losses be established based on an incurred loss model. The allowance for credit losses at December 31, 2019 was as follows below.

Allowance on Mortgage Loans
Year ended
December 31, 2019

Balance at beginning of period	$3,107
Recoveries	(2,778)
Balance at end of period balance	$329

Mortgage Loan Modifications

Our commercial mortgage loan portfolio can include loans that have been modified. We assess loan modifications on a loan-by-loan basis to evaluate whether a troubled debt restructuring has occurred. Generally, the types of concessions include reduction of the contractual interest rate to a below-market rate, extension of the maturity date and/or a reduction of accrued interest. The amount, timing and extent of the concession granted is considered in determining if an impairment loss is needed for the restructuring. The Coronavirus Aid, Relief, and Economic Security (CARES) Act allowed lenders to make loan modifications under certain circumstances without triggering troubled debt restructuring status, including extension of the maturity date and payment of interest only. Other than those modifications intended to comply with these provisions of the CARES Act, there were no loan modifications during the years ended December 31, 2020 or December 31, 2019.

Components of Net Investment Income
	Year ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Fixed maturities - available for sale	$328,911	$334,557	$340,498
Equity securities	7,272	8,718	8,488
Mortgage loans	44,228	46,182	45,294
Policy loans	9,326	9,416	9,210
Short-term investments, cash and cash equivalents	233	1,043	772
Derivative income (loss)	10,436	25,282	(10,405)
Prepayment fee income and other	4,787	7,332	9,208
	405,193	432,530	403,065
Less investment expenses	(7,962)	(7,532)	(8,447)
Net investment income	$397,231	$424,998	$394,618

Realized Gains (Losses) - Recorded in Income
	Year ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Realized gains (losses) on investments
Fixed maturities:
Gross gains	$591	$3,779	$2,195
Gross losses	(8,935)	(3,777)	(363)
Mortgage loans	—	2,778	—
Real estate	—	54	—
Other	(59)	(4)	(19)
	(8,403)	2,830	1,813

Net gains and (losses) recognized during the period on equity securities held at the end of the period	323	5,666	(8,137)
Net gains and (losses) recognized during the period on equity securities sold during the period	(4,005)	27	(952)
Net gains (losses) recognized during the period on equity securities	(3,682)	5,693	(9,089)
Net realized capital gains (losses)	(12,085)	8,523	(7,276)

Change in allowances for credit losses/other-than-temporary impairment:
Allowance for credit losses on fixed maturity securities	(4,882)	—	—
Allowance for credit losses on mortgage loans	1,612	—	—
Allowance for credit losses on other investments	(929)	—	—
Other-than-temporary impairment losses	—	(919)	(4,998)
Net realized gains (losses) on investments recorded in income	$(16,284)	$7,604	$(12,274)

Proceeds from sales of fixed maturities totaled $16.9 million in 2020, $34.6 million in 2019 and $82.9 million in 2018.

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

We have reviewed the circumstances surrounding our investments in VIEs, which consist of (i) limited partnerships or limited liability companies accounted for under the equity method included in securities and indebtedness of related parties and (ii) LIHTC investments included in other assets. In addition, we have reviewed the ownership interests in our VIEs and determined that we do not hold direct majority ownership or have other contractual rights (such as kick out rights) that give us effective control over these entities resulting in us having both the power to direct activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. The maximum loss exposure relative to our VIEs is limited to the carrying value and any unfunded commitments that exist for each particular VIE. We also have not provided additional support or other guarantees that were not previously contractually required (financial or otherwise) to any of the VIEs as of December 31, 2020 or December 31, 2019. Based on this analysis, none of our VIEs were required to be consolidated at December 31, 2020 or December 31, 2019.

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

VIE Investments by Category
	December 31, 2020		December 31, 2019
	Carrying Value	Maximum Exposure to Loss	Carrying Value	Maximum Exposure to Loss
	(Dollars in thousands)
LIHTC investments	$31,382	$32,263	$42,907	$43,834
Investment companies	66,326	138,413	53,388	103,125
Real estate limited partnerships	13,398	14,869	9,565	15,527
Other	491	491	492	492
Total	$111,597	$186,036	$106,352	$162,978

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

Derivatives Instruments by Type
	December 31, 2020	December 31, 2019
	(Dollars in thousands)
Assets
Freestanding derivatives:
Call options (reported in other investments)	$23,576	$31,469
Embedded derivatives:
Modified coinsurance (reported in reinsurance recoverable)	4,373	2,327
Interest-only security (reported in fixed maturities)	25	385
Total assets	$27,974	$34,181

Liabilities
Embedded derivatives:
Indexed products (reported in liability for future policy benefits)	$106,852	$76,346
Modified coinsurance (reported in other liabilities)	320	254
Total liabilities	$107,172	$76,600

Derivative Income (Loss)
	Year ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Freestanding derivatives:
Call options	$8,383	$22,497	$(7,749)
Embedded derivatives:
Modified coinsurance	1,980	2,695	(2,480)
Interest-only security	73	90	(176)
Indexed products	(9,859)	(23,050)	3,243
Total income (loss) from derivatives	$577	$2,232	$(7,162)

Derivative income (loss) is reported in net investment income except for the change in fair value of the embedded derivatives on our indexed products, which is reported in interest sensitive product benefits.

We are exposed to credit losses on our call options in the event of nonperformance of the derivative counterparties. This credit risk is minimized by purchasing such agreements from financial institutions with high credit ratings (currently rated A or better by nationally recognized statistical rating organizations). We have also entered into credit support agreements with the counterparties requiring them to post collateral when net exposures exceed pre-determined thresholds that vary by counterparty. The net amount of such exposure is essentially the market value less collateral held for such agreements with each counterparty. The call options are supported by securities collateral received of $18.9 million at December 31, 2020, which is held in a separate custodial account. Subject to certain constraints, we are permitted to sell or re-pledge this collateral, but do not have legal rights to the collateral; accordingly, it has not been recorded on our balance sheet. We have elected to present our derivative receivables netted with the obligation to return cash collateral received on our balance sheet in other investments. We received cash collateral of $10.2 million included in cash and cash equivalents on our balance sheet as of December 31, 2020. At December 31, 2020, none of the collateral had been sold or re-pledged. As of December 31, 2020, our net derivative exposure recorded on the balance sheet without the off balance sheet collateral was $23.5 million.

Other

Affidavits of deposit to meet regulatory requirements of state agencies covered investments that had a carrying value totaling $8,927.0 million at December 31, 2020 and $8,452.8 million at December 31, 2019. Fixed maturities on deposit with the FHLB as collateral for funding agreements had a carrying value of $636.9 million at December 31, 2020 and $535.7 million at December 31, 2019.

The carrying value of investments which have been non-income producing includes real estate totaling $1.0 million for the twelve months ended December 31, 2020 and for the twelve months ended December 31, 2019 included real estate and equity securities totaling $3.0 million.

No investment in any entity or its affiliates (other than bonds issued by agencies of the United States Government) exceeded 10.0% of stockholders’ equity at December 31, 2020 or December 31, 2019.

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

Equity securities:

Level 1 equity securities consist of mutual funds and listed common stocks that are actively traded, allowing us to use current market prices as an estimate of their fair value.

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

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels

	December 31, 2020
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair Value
	(Dollars in thousands)
Assets
Fixed maturities:
Corporate securities	$—	$4,235,226	$3,041	$4,238,267
Residential mortgage-backed securities	—	702,119	—	702,119
Commercial mortgage-backed securities	—	1,128,199	8,134	1,136,333
Other asset-backed securities	—	733,561	21,190	754,751
United States Government and agencies	25,901	10,351	—	36,252
States and political subdivisions	—	1,415,965	—	1,415,965
Total fixed maturities	25,901	8,225,421	32,365	8,283,687
Non-redeemable preferred stocks	—	65,870	6,612	72,482
Common stocks (1)	6,510	—	—	6,510
Other investments	—	23,576	—	23,576
Cash, cash equivalents and short-term investments	75,944	—	—	75,944
Reinsurance recoverable	—	4,373	—	4,373
Assets held in separate accounts	674,182	—	—	674,182
Total assets	$782,537	$8,319,240	$38,977	$9,140,754

Liabilities
Future policy benefits - indexed product embedded derivatives	$—	$—	$106,852	$106,852
Other liabilities	—	320	—	320
Total liabilities	$—	$320	$106,852	$107,172

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels

	December 31, 2019
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair Value
	(Dollars in thousands)
Assets
Fixed maturities:
Corporate securities	$—	$3,772,362	$6,588	$3,778,950
Residential mortgage-backed securities	—	672,388	—	672,388
Commercial mortgage-backed securities	—	1,032,693	12,780	1,045,473
Other asset-backed securities	—	704,766	9,755	714,521
United States Government and agencies	4,821	9,302	—	14,123
States and political subdivisions	—	1,477,173	—	1,477,173
Total fixed maturities	4,821	7,668,684	29,123	7,702,628
Non-redeemable preferred stocks	—	67,873	6,927	74,800
Common stocks (1)	17,027	—	—	17,027
Other investments	—	31,469	—	31,469
Cash, cash equivalents and short-term investments	29,142	—	—	29,142
Reinsurance recoverable	—	2,327	—	2,327
Assets held in separate accounts	645,881	—	—	645,881
Total assets	$696,871	$7,770,353	$36,050	$8,503,274

Liabilities
Future policy benefits - indexed product embedded derivatives	$—	$—	$76,346	$76,346
Other liabilities	—	254	—	254
Total liabilities	$—	$254	$76,346	$76,600

(1)    A private equity fund with a fair value estimate of $9.3 million at December 31, 2020 and $8.4 million at December 31, 2019 using net asset value per share as a practical expedient, has not been classified in the fair value hierarchy above in accordance with fair value reporting guidance. This fund invests in senior secured middle market loans and had unfunded commitments totaling $0.8 million at December 31, 2020 and $1.7 million at December 31, 2019. The investment is not currently eligible for redemption.

Level 3 Assets by Valuation Source - Recurring Basis

	December 31, 2020
	Third-party vendors	Priced internally	Fair Value
	(Dollars in thousands)
Corporate securities	$—	$3,041	$3,041
Commercial mortgage-backed securities	8,134	—	8,134
Residential mortgage-backed securities	—	—	—
Other asset-backed securities	17,876	3,314	21,190
Non-redeemable preferred stocks	—	6,612	6,612
Total level 3 assets	$26,010	$12,967	$38,977
Percent of total	66.7%	33.3%	100.0%

Level 3 Assets by Valuation Source - Recurring Basis

	December 31, 2019
	Third-party vendors	Priced internally	Fair Value
	(Dollars in thousands)
Corporate securities	$—	$6,588	$6,588
Commercial mortgage-backed securities	12,780	—	12,780
Other asset-backed securities	8,000	1,755	9,755
Non-redeemable preferred stocks	—	6,927	6,927
Total level 3 assets	$20,780	$15,270	$36,050
Percent of total	57.6%	42.4%	100.0%

Quantitative Information about Level 3 Fair Value Measurements - Recurring Basis

	December 31, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$3,041	Discounted cash flow	Credit spread	5.95% - 19.41% (14.52%)
Other asset-backed securities	13,564	Discounted cash flow	Credit spread	2.10% - 9.75% (5.70%)
Commercial mortgage-backed securities	8,134	Discounted cash flow	Credit spread	1.86% - 2.42% (2.18%)
Non-redeemable preferred stocks	6,612	Discounted cash flow	Credit spread	3.57% (3.57%)
Total assets	$31,351

Liabilities
Future policy benefits - indexed product embedded derivatives	$106,852	Discounted cash flow	Credit risk Risk margin	0.35% - 1.45% (0.80%) 0.15% - 0.40% (0.25%)

	December 31, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$6,588	Discounted cash flow	Credit spread	2.11% - 5.85% (4.33%)
Commercial mortgage-backed securities	12,780	Discounted cash flow	Credit spread	1.18% - 2.22% (1.92%)
Other asset-backed securities	6,000	Discounted cash flow	Credit spread	2.15% - 2.30% (2.23%)
Non-redeemable preferred stocks	6,927	Discounted cash flow	Credit spread	2.72% (2.72%)
Total assets	$32,295

Liabilities
Future policy benefits - indexed product embedded derivatives	$76,346	Discounted cash flow	Credit risk Risk margin	0.40% - 1.35% (0.80%) 0.15% - 0.40% (0.25%)

The tables above exclude certain securities with the fair value based on non-binding broker quotes for which we could not reasonably obtain the quantitative unobservable inputs.

Level 3 Financial Instruments Changes in Fair Value - Recurring Basis

	December 31, 2020
				Realized and unrealized gains (losses), net
	Balance, December 31, 2019	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Amort-ization included in net income	Balance, December 31, 2020
	(Dollars in thousands)
Assets
Corporate securities	$6,588	$10,101	$(4,073)	$—	$(960)	$3,283	$(11,898)	$—	$3,041
Residential mortgage-backed securities	—	12,629	—	—	(1)	—	(12,628)	—	—
Commercial mortgage-backed securities	12,780	—	(402)	—	312	—	(4,556)	—	8,134
Other asset-backed securities	9,755	42,754	(227)	—	(703)	2,067	(32,455)	(1)	21,190
Non-redeemable preferred stocks	6,927	—	—	—	(315)	—	—	—	6,612
Total assets	$36,050	$65,484	$(4,702)	$—	$(1,667)	$5,350	$(61,537)	$(1)	$38,977

Liabilities
Future policy benefits - indexed product embedded derivatives	$76,346	$15,121	$(12,673)	$28,058	$—	$—	$—	$—	$106,852

	December 31, 2019
				Realized and unrealized gains (losses), net
	Balance, December 31, 2018	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Amort-ization included in net income	Balance, December 31, 2019
	(Dollars in thousands)
Assets
Corporate securities	$22,011	$6,000	$(3,344)	$—	$443	$3,643	$(22,137)	$(28)	$6,588
Residential mortgage-backed securities	—	18,378	—	—	—	—	(18,378)	—	—
Commercial mortgage-backed securities	67,940	7,540	(376)	—	578	—	(62,902)	—	12,780
Other asset-backed securities	3,601	28,710	(977)	—	(869)	—	(20,710)	—	9,755
Non-redeemable preferred stocks	6,862	—	—	—	65	—	—	—	6,927
Total assets	$100,414	$60,628	$(4,697)	$—	$217	$3,643	$(124,127)	$(28)	$36,050

Liabilities
Future policy benefits - indexed product embedded derivatives	$40,028	$15,325	$(7,014)	$28,007	$—	$—	$—	$—	$76,346

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

Valuation of our Financial Instruments Not Reported at Fair Value by Hierarchy Levels

	December 31, 2020
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair Value	Carrying Value
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$1,074,939	$1,074,939	$994,101
Policy loans	—	—	271,963	271,963	195,666
Other investments	—	33,409	1,273	34,682	34,682
Total assets	$—	$33,409	$1,348,175	$1,381,584	$1,224,449

Liabilities
Future policy benefits	$—	$—	$4,739,739	$4,739,739	$4,348,539
Supplementary contracts without life contingencies	—	—	297,351	297,351	274,469
Advance premiums and other deposits	—	—	264,192	264,192	264,192
Long-term debt	—	—	80,975	80,975	97,000
Liabilities related to separate accounts	—	—	673,181	673,181	674,182
Total liabilities	$—	$—	$6,055,438	$6,055,438	$5,658,382

	December 31, 2019
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair Value	Carrying Value
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$1,059,073	$1,059,073	$1,011,678
Policy loans	—	—	256,787	256,787	201,589
Other investments	—	29,534	2,215	31,749	31,211
Total assets	$—	$29,534	$1,318,075	$1,347,609	$1,244,478

Liabilities
Future policy benefits	$—	$—	$4,381,863	$4,381,863	$4,270,073
Supplementary contracts without life contingencies	—	—	309,601	309,601	296,915
Advance premiums and other deposits	—	—	245,480	245,480	245,480
Long-term debt	—	—	84,438	84,438	97,000
Liabilities related to separate accounts	—	—	644,691	644,691	645,881
Total liabilities	$—	$—	$5,666,073	$5,666,073	$5,555,349

Level 3 Financial Instruments Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis, generally mortgage loans or real estate that have been deemed to be impaired during the reporting period. There were no mortgage loans or real estate impaired to fair value during 2020 or 2019.

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

Reinsurance contracts do not relieve us of our obligations to policyholders. To the extent that reinsuring companies are later unable to meet their obligations under reinsurance agreements, our insurance subsidiaries would be liable for these obligations, and payment of these obligations could result in losses. As discussed in Note 1, accounting guidance adopted in 2020 requires an allowance for credit losses be established for losses that may occur over the life of the reinsurance contract. The allowance established on our reinsurance recoverable assets was as follows as of the date of adoption of this guidance on January 1, 2020 and as of December 31, 2020. No allowance was required as of December 31, 2019 under the incurred loss model required under accounting guidance followed prior to January 1, 2020.

Allowance on Reinsurance Recoverables
Year ended December 31, 2020
(Dollars in thousands)
Beginning balance of the allowance for credit losses	$868
Change in allowance for credit losses	(11)
Ending balance of the allowance for credit losses	$857

Ceded reinsurance reduces our revenues by the amount that we pay for premium or forego in product charges and reduces our benefits and expenses by reimbursements of claims by our reinsurers. Assumed reinsurance adds to our premiums or product charges and to benefits and expenses related to the business we assume. These impacts are shown in the table below.

Impact of Reinsurance on our Financial Statements
	Year ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Ceded (reductions to financial statement items):
Premiums and product charges	$31,970	$31,363	$32,450
Insurance benefits	32,500	20,759	21,358
Allowances for expenses and commissions	3,419	2,899	4,231
Assumed (additions to financial statement items):
Premiums and product charges	2,367	2,546	2,508
Insurance benefits	3,257	7,437	2,752
Allowances for expenses and commissions	1,284	1,340	1,410

Reinsurance in Force and Percentage of Direct Life Insurance in Force
	Year ended December 31,
	2020		2019
	(Dollars in millions)
Ceded reinsurance	$13,586	20.2%	$13,771	21.0%
Assumed reinsurance	408	0.6%	431	0.7%

Policy Provisions

Analysis of the Value of Insurance in Force Acquired

	Year ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Balance at beginning of year	$15,122	$17,263	$19,430
Amortization per fixed schedule	(2,171)	(2,141)	(2,167)
Balance at end of year	12,951	15,122	17,263
Impact of net unrealized investment gains and losses	(10,647)	(12,498)	(6,878)
Value of insurance in force acquired	$2,304	$2,624	$10,385

We amortize the value of insurance in force based on a fixed amortization schedule. Net amortization for the next five years is expected to be as follows: 2021 - $2.0 million; 2022 - $2.0 million; 2023 - $2.0 million; 2024 - $1.0 million; and 2025 - $1.0 million.

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

GMDB, IDB and GMIB Net Amount at Risk by Type of Guarantee

	December 31, 2020		December 31, 2019
	Separate Account Balance	Net Amount at Risk	Separate Account Balance	Net Amount at Risk
	(Dollars in thousands)
Guaranteed minimum death benefit:
Return of net deposits	$169,462	$334	$166,055	$362
Return the greater of highest anniversary value or net deposits	292,786	19,053	287,518	9,936
Incremental death benefit	274,462	77,387	259,735	62,411
Guaranteed minimum income benefit	24,187	1	25,137	1
Total		$96,775		$72,710

The separate account assets are primarily comprised of stock and bond mutual funds. The net amount at risk for these contracts is based on the amount by which GMDB, IDB or GMIB exceeds account value. The reserve for GMDBs, IDBs or GMIBs, determined using modeling techniques and industry mortality assumptions, that is included in future policy benefits, totaled $9.4 million at December 31, 2020 and $8.3 million at December 31, 2019. The weighted average age of the contract holders with GMDB, IDB or GMIB rider exposure was 68 years at December 31, 2020 and at December 31, 2019. Benefits paid for GMDBs, IDBs and GMIBs totaled $0.3 million for 2020, $0.2 million for 2019 and $0.2 million for 2018.

5. Income Taxes

Deferred income taxes have been established based upon the temporary differences between the financial statement and income tax bases of assets and liabilities. The reversal of the temporary differences will result in taxable or deductible amounts in future years when the related asset or liability is recovered or settled. A valuation allowance is required if it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. Based on the available positive and negative evidence regarding future sources of taxable income, we have determined that the establishment of a valuation allowance was not necessary at December 31, 2020 and 2019.

The Tax Cuts and Jobs Act of 2017 (Tax Act) made broad changes to the U.S. tax code impacting our companies, including reducing the federal corporate tax rate from 35% to 21% and numerous base-broadening provisions. We recorded a provisional estimate of the impact of the Tax Act during 2017, and in 2018 the accounting for the Tax Act was completed, resulting in no significant impact to earnings.

Income Tax Expenses (Credits)

	Year ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Taxes provided in consolidated statement of operations on:
Income before equity income:
Current	$13,883	$16,557	$20,429
Deferred	(2,287)	6,876	(4,953)
LIHTC	(3,535)	(3,504)	(3,826)
	8,061	19,929	11,650
Equity income	1,571	919	1,179

Taxes provided in consolidated statements of changes in stockholders’ equity:
Accumulated other comprehensive income related to investments	61,846	70,427	(52,009)
Other	(752)	(379)	1,984
	61,094	70,048	(50,025)
	$70,726	$90,896	$(37,196)

Effective Tax Rate Reconciliation to Federal Income Tax Rate

	Year ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Income before income taxes and equity income	$74,472	$142,781	$101,033

Income tax at federal statutory rate	$15,639	$29,984	$21,217
Tax effect (decrease) of:
Tax-exempt dividend and interest income	(4,302)	(3,949)	(3,762)
Net impact of LIHTC	(3,535)	(3,504)	(3,826)
Adjustments to tax-basis policy reserves	—	(2,460)	—
Other items	259	(142)	(1,979)
Income tax expense	$8,061	$19,929	$11,650

Tax Effect of Temporary Differences Giving Rise to Deferred Income Tax Assets and Liabilities

	December 31,
	2020	2019
	(Dollars in thousands)
Deferred income tax assets:
Future policy benefits	$37,912	$33,719
Accrued benefit and compensation costs	3,099	3,736
Loss carryforwards	3,361	2,698
Other	656	1,060
	45,028	41,213
Deferred income tax liabilities:
Fixed maturity and equity securities	240,039	151,212
Deferred acquisition costs	1,295	26,813
Value of insurance in force acquired	484	551
Property and equipment	7,917	7,961
Derivative instruments	4,477	4,386
Other	1,996	2,663
	256,208	193,586
Net deferred income tax liability	$211,180	$152,373
We recognize the benefits of uncertain tax positions when the benefits are more-likely-than-not to be sustained. Our reserve for uncertain tax positions was $0.6 million at December 31, 2020 and at December 31, 2019. We recognize interest related to uncertain tax positions in interest expense and related penalties in other expenses. We paid no such interest or penalties during 2020, 2019 or 2018. We do not expect any significant changes in the amount of our reserve for uncertain tax positions within the next twelve months. We are generally no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years prior to 2017.

At December 31, 2020, we had non-life net operating loss carryforwards for federal income tax purposes totaling $15.1 million, which begin to expire after 2032. We also had non-life net operating loss carryforwards in several state jurisdictions, with varying expiration dates. State deferred taxes are not generally provided on any temporary differences or carryforwards, as state taxes have historically been insignificant.

6. Credit Arrangements

Long-term debt includes $97.0 million of our subordinated debt obligation to FBL Financial Group Capital Trust (the Trust). We issued 5% Subordinated Deferrable Interest Notes due June 30, 2047 (the Notes) with a principal amount of $100.0 million to support $97.0 million of 5% Preferred Securities issued by the Trust. We also have a $3.0 million equity investment in the Trust, which is netted against the Notes on the consolidated balance sheets due to a contractual right of offset. The sole assets of the Trust are and will be the Notes and any interest accrued thereon. The interest payment dates on the Notes correspond to the distribution dates on the 5% Preferred Securities. The 5% Preferred Securities, which have a liquidation value of $1,000.00 per share plus accrued and unpaid distributions, mature simultaneously with the Notes. As of December 31, 2020 and 2019, 97,000 shares of 5% Preferred Securities were outstanding, all of which we unconditionally guarantee.

7. Stockholders’ Equity

Share Repurchases

We periodically repurchase our Class A common stock under programs approved by our Board of Directors. These repurchase programs authorize us to make repurchases in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. Under these programs, we repurchased 290,144 shares of stock for $10.0 million in 2020, 66,475 shares of stock for $4.6 million in 2019 and 232,837 shares of stock for $15.9 million in 2018. Completion of this program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares, if any, that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice. There was $26.3 million remaining available for repurchases at December 31, 2020 under the active repurchase program. Under the Merger Agreement, we have agreed not to repurchase any additional shares of our capital stock from the date of the Merger Agreement through the closing of the Merger, subject to certain exceptions, including pursuant to our equity awards plans.

Dividends
	Year ended December 31,
	2020	2019	2018
Class A and B common stock:
Cash dividends per common share	$2.00	$1.92	$1.84
Special cash dividend per common share	1.50	1.50	1.50
Total common stock dividends per share	$3.50	$3.42	$3.34

Series B preferred stock cash dividends per share	$0.03	$0.03	$0.03

Special cash dividends paid to our Class A and Class B common shareholders totaled $37.0 million in 2020 and 2019 and $37.3 million in 2018.

Dividend Restrictions

We have agreed that we will not pay dividends on the Class A or Class B Common Stock, nor on the Series B Preferred Stock, if we are in default of the Subordinated Deferrable Interest Note Agreement dated May 30, 1997 with FBL Financial Group Capital Trust. We are compliant with all terms of this agreement at December 31, 2020. See Note 6 for additional information regarding this agreement.

The amount of dividends we have available to pay our common shareholders is limited to a certain extent by the amount of dividends our primary operating subsidiary, Farm Bureau Life, is able to pay to its parent, FBL Financial Group, Inc. See Note 12 for discussion of our statutory dividend restrictions.

Reconciliation of Outstanding Common Stock
	Class A		Class B (1)		Total
	Shares	Dollars	Shares	Dollars	Shares	Dollars
	(Dollars in thousands)
Outstanding at January 1, 2018	24,919,113	$153,589	11,413	$72	24,930,526	$153,661
Issuance of common stock under compensation plans	21,126	499	—	—	21,126	499
Purchase of common stock	(232,837)	(1,436)	—	—	(232,837)	(1,436)
Outstanding at December 31, 2018	24,707,402	152,652	11,413	72	24,718,815	152,724
Stock-based compensation	11,875	419	—	—	11,875	419
Purchase of common stock	(66,475)	(410)	—	—	(66,475)	(410)
Outstanding at December 31, 2019	24,652,802	152,661	11,413	72	24,664,215	152,733
Stock-based compensation	21,451	197	—	—	21,451	197
Purchase of common stock	(290,144)	(1,797)	—	—	(290,144)	(1,797)
Outstanding at December 31, 2020	24,384,109	$151,061	11,413	$72	24,395,522	$151,133

(1)    There is no established market for our Class B common stock, although it is convertible upon demand of the holder into Class A common stock on a share-for-share basis.

Holders of the Class A common stock and Series B preferred stock vote together to elect Class A Directors (four to ten). Holders of the Class B common stock elect the Class B Directors (five to seven). Voting for the Directors is noncumulative. All of the holders of our Class B common stock are parties to a Stockholders’ Agreement. The IFBF’s ownership in the three classes of stock results in IFBF owning 72% of our voting stock as of December 31, 2020 and having the ability to control the Company. Holders of Class A common stock and Class B common stock receive equal per-share cash dividends.

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

Accumulated Other Comprehensive Income, Net of Tax and Other Offsets

	Unrealized Net Investment Gains (Losses) on Fixed Maturities Available-for-Sale (1)		Underfunded Portion of Certain Benefit Plans (2)
	Without Non-Credit Impairment Losses	With Non-Credit Impairment Losses		Total
	(Dollars in thousands)
Balance at January 1, 2018	$295,169	$537	$(10,723)	$284,983
Cumulative effect of change in accounting principle related to net unrealized gains on equity securities (3)	(5,480)	—	—	(5,480)
Other comprehensive loss before reclassifications	(191,158)	2,654	—	(188,504)
Reclassification adjustments	(1,610)	(58)	1,987	319
Balance at December 31, 2018	96,921	3,133	(8,736)	91,318
Other comprehensive income before reclassifications	265,910	(1,159)	—	264,751
Reclassification adjustments	189	—	(1,494)	(1,305)
Balance at December 31, 2019	363,020	1,974	(10,230)	354,764
Other comprehensive income before reclassifications	226,972	(656)	—	226,316
Reclassification adjustments	6,343	—	(144)	6,199
Balance at December 31, 2020	$596,335	$1,318	$(10,374)	$587,279

(1)Unrealized net investment gains (losses) relate to available-for-sale securities and include the impact of taxes, deferred acquisition costs, value of insurance in force acquired, unearned revenue reserves and policyholder liabilities. See Note 2 for further information.
(2)For descriptions of the underfunded portion of our postretirement benefit plans, see Note 8 - Other Retirement Plans, and for certain other defined benefit plans, see Note 8 - Defined Benefit Pension Plans.
(3)See Note 1 to our consolidated financial statements for further discussion on this one-time adjustment related to an accounting change.

Accumulated Other Comprehensive Income Reclassification Adjustments

	Year ended December 31, 2020
	Unrealized Net Investment Gains (Losses) on Fixed Maturities Available-for-Sale (1)		Underfunded Portion of Certain Benefit Plans (2)
	Without Non-Credit Impairment Losses	With Non-Credit Impairment Losses		Total
	(Dollars in thousands)
Realized capital losses on sales of fixed maturities	$8,344	$—	$—	$8,344
Adjustments for assumed changes in deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	(315)	—	—	(315)
Other expenses - change in unrecognized postretirement items:
Net actuarial gain	—	—	(181)	(181)
Reclassifications before income taxes	8,029	—	(181)	7,848
Income taxes	(1,686)	—	37	(1,649)
Reclassification adjustments	$6,343	$—	$(144)	$6,199

	Year ended December 31, 2019
	Unrealized Net Investment Gains (Losses) on Fixed Maturities Available-for-Sale (1)		Underfunded Portion of Certain Benefit Plans (2)
	Without Non-Credit Impairment Losses	With Non-Credit Impairment Losses		Total
	(Dollars in thousands)
Realized capital gains on sales of investments	$(2)	$—	$—	$(2)
Adjustments for assumed changes in deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	241	—	—	241
Other expenses - change in unrecognized postretirement items:
Net actuarial gain	—	—	(1,892)	(1,892)
Reclassifications before income taxes	239	—	(1,892)	(1,653)
Income taxes	(50)	—	398	348
Reclassification adjustments	$189	$—	$(1,494)	$(1,305)

	Year ended December 31, 2018
	Unrealized Net Investment Gains (Losses) on Fixed Maturities Available-for-Sale (1)		Underfunded Portion of Certain Benefit Plans (2)
	Without Non-Credit Impairment Losses	With Non-Credit Impairment Losses		Total
	(Dollars in thousands)
Realized capital gains on sales of investments	$(1,832)	$—	$—	$(1,832)
Adjustments for assumed changes in deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	(206)	1	—	(205)
Other than temporary impairment losses	—	(74)	—	(74)
Other expenses - change in unrecognized postretirement items:
Net actuarial loss	—	—	2,515	2,515
Reclassifications before income taxes	(2,038)	(73)	2,515	404
Income taxes	428	15	(528)	(85)
Reclassification adjustments	$(1,610)	$(58)	$1,987	$319

(1)See Note 2 for further information.
(2)For descriptions of the underfunded portion of our postretirement benefit plans, see Note 8 - Other Retirement Plans, and for certain other defined benefit plans, see Note 8 - Defined Benefit Plans.

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

Multiemployer Defined Benefit Plan

The FBL Financial Group Retirement Plan (the Multiemployer Plan) is considered a multiemployer plan, with the participation of affiliated and unaffiliated employers along with FBL Financial Group, Inc. and its subsidiaries. Under the multiemployer plan structure, contributions are made each year and our contributions are commingled with those of the other employers to fund the payment of future plan benefit obligations. Should a participating employer be unable to provide funding, the remaining employers would be required to continue funding all future obligations. If an employer elects to discontinue participation, prior to departure they will be required to contribute their portion of the underfunded pension obligation associated with their employees. This required contribution will be based on an actuarial estimate of future benefit obligations, which as an estimate may not ultimately be sufficient to fund future actual benefits. None of the participating employers have provided notice that they would be discontinuing participation in the Multiemployer Plan or would otherwise be unable to continue providing their share of required funding as of December 31, 2020.

Multiemployer Plan name	FBL Financial Group Retirement Plan
Employer identification number	42-1411715
Plan number	001
FBL’s contributions (in thousands)
2020	$15,000
2019	$15,000
2018	$30,000

Net periodic pension cost of the Multiemployer Plan is allocated between participating employers on a basis of time incurred by the respective employees for each employer. Such allocations are reviewed annually. The Multiemployer Plan is not subject to collective bargaining agreements, a financial improvement plan or a rehabilitation plan. No surcharges were required to be paid to the Multiemployer Plan during 2020, 2019 or 2018. We are the primary employer in the Multiemployer Plan, providing more than 5 percent of the total contributions during 2020, 2019 and 2018.

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

Funding Status and Net Periodic Pension Costs

	Multiemployer Plan		Other Plans
	As of and for the year ended December 31,		As of and for the year ended December 31,
	2020	2019	2020	2019
	(Dollars in thousands)
Change in projected benefit obligation:
Net benefit obligation at beginning of the year	$381,120	$319,931	$27,923	$25,363
Service cost	5,215	4,549	316	467
Interest cost	12,566	13,273	880	992
Actuarial loss	51,458	51,338	1,398	2,930
Benefits paid	(13,315)	(7,971)	(3,830)	(1,829)
Projected benefit obligation	437,044	381,120	26,687	27,923

Change in plan assets:
Fair value of plan assets at beginning of the year	362,864	316,008	—	—
Actual return on plan assets	33,022	39,827	—	—
Employer contributions	15,000	15,000	3,830	1,829
Benefits paid	(13,315)	(7,971)	(3,830)	(1,829)
Fair value of plan assets at end of the year	397,571	362,864	—	—
Underfunded status at end of the year	$(39,473)	$(18,256)	$(26,687)	$(27,923)

Accumulated benefit obligation	$394,352	$343,029	$23,987	$25,471

The fair value of plan assets of the Multiemployer Plan exceeded the accumulated benefit obligation at December 31, 2020 and December 31, 2019.

Net Periodic Pension Costs Incurred by the Plans

	Multiemployer Plan			Other Plans
	As of and for the year ended December 31,			As of and for the year ended December 31,
	2020	2019	2018	2020	2019	2018
	(Dollars in thousands)
Service cost	$5,215	$4,549	$5,973	$316	$467	$539
Interest cost	12,566	13,273	13,642	880	992	958
Expected return on plan assets	(21,047)	(18,827)	(22,247)	—	—	—
Amortization of prior service cost	—	—	46	—	—	—
Amortization of actuarial loss	11,157	8,913	12,507	1,268	1,066	1,353
Effect of settlement	—	—	17,406	—	—	—
Effect of special termination benefit	—	—	5,168	—	—	—
Net periodic pension cost	$7,891	$7,908	$32,495	$2,464	$2,525	$2,850

FBL Financial Group, Inc. share of net periodic pension cost	$2,516	$2,533	$9,956	$1,570	$1,449	$1,671

Pension settlement charges were recognized after determining the total cash payments exceeded the sum of the service and interest cost for 2018. The special termination benefit represents a voluntary early retirement program offered in the Multiemployer Plan during 2018 that provided an additional two years of service and two years of age benefit enhancement.

The Plans’ prior service costs are amortized using a straight-line amortization method over the average remaining service period or life expectancy of the employees, depending upon who is covered under each plan. For actuarial gains and losses, a corridor (10% of the greater of the projected benefit obligation or the market value of plan assets) is used to determine the amounts to amortize. For the Multiemployer Plan it is expected that net periodic pension cost in 2021 will include $14.9 million for amortization of the actuarial loss. For the Other Plans it is expected that net periodic pension cost in 2021, included in accumulated other comprehensive income, will include $1.4 million for amortization of the actuarial loss.

We expect contributions to be paid to the Multiemployer Plan by us and our affiliated and unaffiliated employers for 2021 to be approximately $15.0 million, of which $4.4 million is expected to be contributed by us. Expected benefits to be paid under the Multiemployer Plan are as follows: 2021 - $20.5 million, 2022 - $21.1 million, 2023 - $23.1 million, 2024 - $22.7 million, 2025 - $25.1 million and 2026 through 2030 - $129.2 million. Since the Other Plans are not funded, contributions are made as benefit obligations become due. Expected benefits to be paid under the Other Plans are as follows: 2021 - $4.0 million, 2022 - $3.9 million, 2023 - $4.8 million, 2024 - $3.6 million, 2025 - $1.4 million and 2026 through 2030 - $7.8 million.

FBL’s Proportionate Share of Prepaid or Accrued Pension Cost

	Multiemployer Plan		Other Plans
	As of and for the year ended December 31,		As of and for the year ended December 31,
	2020	2019	2020	2019
	(Dollars in thousands)
Amount recognized in FBL’s consolidated balance sheets
Prepaid benefit cost	$40,631	$38,365	$807	$749
Accrued benefit cost	—	—	(21,358)	(21,922)
Net amount recognized	$40,631	$38,365	$(20,551)	$(21,173)

Amount recognized in FBL’s accumulated other comprehensive income, before taxes (1)
Net actuarial loss			$13,121	$12,990
Net amount recognized			$13,121	$12,990

(1)For the Multiemployer Plan, the underfunded portion of the pension benefit obligation is not required to be recognized as a liability in our consolidated balance sheets. The unrecognized liability for the underfunded status of the Multiemployer Plan totaled $39.5 million at December 31, 2020 and $18.3 million at December 31, 2019.

Weighted Average Assumptions Used to Determine Benefit Obligation
	December 31,
	2020	2019
Discount rate	2.68%	3.37%
Annual salary increases	3.21%	3.27%

The discount rate is estimated by projecting and discounting future benefit payments inherent in the projected benefit obligation using a commercially available “spot” yield curve constructed using techniques and a bond universe specifically selected to meet the accounting standard requirements.

Weighted Average Assumptions Used to Determine Net Periodic Pension Cost

	Year Ended December 31,
	2020	2019	2018
Discount rate	3.37%	4.24%	3.72%
Expected long-term return on plan assets	5.85%	6.00%	6.50%
Annual salary increases	3.27%	3.21%	3.27%

The Multiemployer Plan’s expected long-term return on assets represents the rate of earnings expected in the funds invested to provide for anticipated benefit payments, which is analyzed annually and revised as needed.

Multiemployer Plan Assets

The Multiemployer Plan assets are primarily invested in annuity products and diversified investments including insurance company pooled separate accounts, mutual funds, fixed maturity securities and alternative investments. Certain pension obligations that are fully funded through annuity contracts with Farm Bureau Life, are presented as funded annuity contracts below. For 2020, excluding the funded annuity contracts, the Multiemployer Plan’s long-term investment allocation targets were as follows: 46% in fixed income investments, 30% in equities, 15% in long duration fixed income investments and 9% in alternative investments. At December 31, 2020, the Multiemployer Plan assets were invested approximately 45% in fixed income investments, 32% in equities, 18% in long duration fixed income investments and 5% in alternative investments. The fixed income investments consist primarily of the group annuity contract and fixed income securities held in pooled separate accounts. The equity securities are in pooled separate accounts and mutual funds. The long duration fixed income investments consist of holdings of corporate bonds, United States government treasuries and cash. The alternative investments consist of interests in limited partnerships that own various liquid and illiquid assets. The investment strategy for the Multiemployer Plan is to (1) achieve a long-term return sufficient to satisfy all Multiemployer Plan obligations, (2) assume a prudent level of risk and (3) maintain adequate liquidity. The expected return on Multiemployer Plan assets is set at the long-term rate expected to be earned based on the long-term investment strategy of the Multiemployer Plan. In estimating the expected rate of return for each asset class, factors such as historical rates of return, expected future risk-free rates of return and anticipated returns given the risk profile of each asset class are analyzed.

The valuation methodologies used for assets measured at fair value are:
•Group and funded annuity contracts: contract value approximates fair value, as the interest-crediting rate is declared annually and subject to change when the rate no longer approximates the market rate.
•Pooled separate accounts: valued at net asset value, which is based on the fair value of the underlying assets owned by the fund less any liabilities. The net asset value, which is not publicly quoted, is available to current investors via the Multiemployer Plan’s recordkeeper’s website. It is the basis for current transactions and units can be redeemed at net asset value as of the measurement date.
•Mutual funds: valued at quoted prices in an active market which represent net asset value of shares held by the Multiemployer Plan.
•Fixed maturities: the fair value of U.S. Treasuries is estimated using quoted market prices available in active markets. The fair value of corporate securities is obtained from third-party pricing vendors. We have regular interaction with these vendors to ensure we understand their pricing methodologies and confirm they are utilizing observable market information. The pricing methodologies include observable inputs such as estimated cash flows, benchmark yields, reported trades, credit quality, industry events and economic events.
•Cash and cash equivalents: due to the short-term nature, the carrying amounts approximate fair value.
•Alternative investments: the carrying value of the limited partnership interests reflects the Plan’s proportionate share of the net asset value of those partnerships, which is derived from the fair value of the underlying holdings. There are no redemption frequency or redemption notice period restrictions on the alternative investments.

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
Level 3 - Inputs are unobservable and require management’s judgment about the assumptions that market participants would use in pricing the assets.

Fair Values of the Multiemployer Plan Assets by Asset Category and Hierarchy Levels

	December 31, 2020
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Mutual funds: (1)
U.S. equity funds	$34,167	$—	$—	$34,167
International funds	55,917	—	—	55,917
Pooled separate accounts: (1)
Short-term fixed income funds	777	—	—	777
Fixed income funds	14,272	—	—	14,272
U.S. equity funds	20,835	—	—	20,835
Real estate fund	14,198	—	—	14,198
Annuities: (2)
Group annuity contract	—	—	156,414	156,414
Funded annuity contracts	—	—	10,461	10,461
Fixed maturities: (3)
Corporate	—	32,245	—	32,245
United States government and agencies	38,566	—	—	38,566
Alternative investments: (4)
Limited partnerships	—	—	17,909	17,909
Cash and cash equivalents (5)	111	—	—	111
Total	$178,843	$32,245	$184,784	$395,872

	December 31, 2019
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Mutual funds: (1)
U.S. equity funds	$26,294	$—	$—	$26,294
International funds	44,730	—	—	44,730
Pooled separate accounts: (1), (6)
Short-term fixed income funds	1,502	—	—	1,502
Fixed income funds	13,538	—	—	13,538
U.S. equity funds	17,941	—	—	17,941
Real estate fund	14,380	—	—	14,380
Annuities: (2)
Group annuity contract	—	—	157,248	157,248
Funded annuity contracts	—	—	10,378	10,378
Fixed maturities: (3)
Corporate	—	28,509	—	28,509
United States government and agencies	30,648	—	—	30,648
Alternative investments: (4)
Limited partnerships	—	—	16,147	16,147
Cash and cash equivalents (5)	21	—	—	21
Total	$149,054	$28,509	$183,773	$361,336

(1)Represents mutual funds and pooled separate account investments with Principal Life Insurance Company.
(2)Represents annuity contracts with Farm Bureau Life.
(3)Represents bonds to support the long duration fixed income investments.
(4)Represents interests in several limited partnerships. A limited partnership with a fair value estimate of $1.7 million as of December 31, 2020 and $1.5 million as of December 31, 2019, using net asset value per share as a practical expedient, has not been classified in the fair value hierarchy above in accordance with fair value reporting guidance. In 2020, the Multiemployer Plan entered into one alternative investment with Principal Life Insurance Company.
(5)Represents approximate fair value of cash held.
(6)Pooled separate account investments reported in 2019 were reclassified from Level 2 to Level 1 as daily pricing is available.

Level 3 Multiemployer Plan Asset Changes in Fair Value

	December 31, 2020
			Return on assets
	December 31, 2019	Purchases (disposals), net	Held at year end	Sold during year	Transfers into (out) of level 3	December 31, 2020
	(Dollars in thousands)
Group annuity contract	$157,248	$(9,266)	$5,071	$—	$3,361	$156,414
Funded annuity contracts	10,378	(523)	606	—	—	10,461
Limited partnerships	16,147	1,369	393	—	—	17,909
Total	$183,773	$(8,420)	$6,070	$—	$3,361	$184,784

	December 31, 2019
			Return on assets
	December 31, 2018	Purchases (disposals), net	Held at year end	Sold during year	Transfers into (out) of level 3	December 31, 2019
	(Dollars in thousands)
Group annuity contract	$148,106	$(1,066)	$5,382	$—	$4,826	$157,248
Funded annuity contracts	10,500	(730)	608	—	—	10,378
Limited partnerships	12,410	2,587	1,150	—	—	16,147
Total	$171,016	$791	$7,140	$—	$4,826	$183,773

Other Retirement Plans

We participate with affiliated and unaffiliated employers in a 401(k) defined contribution plan, which covers substantially all employees. We match employee contributions and provide an additional discretionary contribution as summarized in the table below. Costs are allocated among the affiliates on a basis of time incurred by the respective employees for each company. Our expense related to this plan totaled $3.5 million in 2020, $3.1 million in 2019 and $2.9 million in 2018.

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

Stock Option Activity
	Number of Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
	(Dollars in thousands, except per share data)
Shares under option at January 1, 2020	6,696	$24.71
Exercised	(5,696)	23.92
Shares under option at December 31, 2020	1,000	29.23	0.04	$23

Vested at December 31, 2020	1,000	$29.23	0.04	$23
Exercisable options at December 31, 2020	1,000	$29.23	0.04	$23

(1)Represents the difference between the share price and exercise price for each option, excluding options for which the exercise price is above the share price, at December 31, 2020.

The intrinsic value of options exercised during the year totaled $0.2 million for 2020, $0.1 million for 2019 and $0.7 million for 2018.

We issue new shares to satisfy stock option exercises.    Cash received from stock options exercised totaled $0.1 million for 2020 and 2019 and $0.3 million for 2018. The actual tax benefit realized from stock options exercised totaled less than $0.1 million for 2020 and 2019 and $0.1 million for 2018.

Cash-Based Restricted Stock Units

We annually grant cash-based restricted stock units to certain executives. The restricted stock units will vest and be paid out in cash over 5 years, contingent on continued employment with us.

The amount payable per unit awarded is equal to the price per share of the Company’s common stock at settlement of the award, and as such, we measure the value of the award each reporting period based on the current stock price. The effects of changes in the stock price during the service period are recognized as compensation expense over the service period. The impact of forfeitures is estimated and compensation expense is recognized only for those units expected to vest. We allocate a portion of the expense for these arrangements to affiliates; expense amounts below represent our share of these expenses. Compensation expense for arrangements under this plan totaled $0.5 million for 2020, $1.2 million for 2019 and $1.7 million for 2018. The income tax benefit recognized in the statements of operations for this arrangement totaled $0.2 million in 2020, $0.4 million in 2019 and $0.6 million in 2018.

Restricted Stock Unit Activity
	Number of Units	Weighted-Average Grant-Date Fair Value per Unit
Restricted stock units at January 1, 2020	64,017	$67.30
Granted	25,454	53.78
Vested	(23,169)	63.01
Forfeited or canceled	(28,900)	65.84
Restricted stock units at December 31, 2020	37,402	61.87

The weighted average grant-date fair value per common share of restricted stock units granted was $53.78 in 2020, $70.88 in 2019 and $71.20 in 2018. Unrecognized compensation expense related to unvested restricted stock units based on the stock price at December 31, 2020 totaled $0.8 million. This expense is expected to be recognized over a weighted-average period of 2.14 years. Dividends are paid on restricted stock units upon vesting. Cash payments including dividends for restricted stock units totaled $1.5 million in 2020, $2.5 million in 2019 and $3.3 million in 2018.

Upon the effective time of the Merger contemplated under the Merger Agreement, each restricted stock unit would be cancelled and exchanged for the right of each holder to receive an amount in cash equal to the agreed Merger consideration per share, multiplied by the total number restricted stock units, plus the aggregate sum of any cash dividend equivalents on the restricted stock units. The payment would be made in accordance with the restricted stock unit vesting schedule in place immediately before the closing of the Merger, provided the executive remains employed, or in the service of, the Company, FBPCIC or their subsidiaries on each applicable vesting date and other conditions set forth in the Merger Agreement.

Other

We have a Director Compensation Plan under which non-employee directors on our Board may elect to receive a portion of their compensation in the form of cash or deferred cash-based stock units. Cash-based stock units outstanding under this plan totaled 29,803 at December 31, 2020 and 26,042 at December 31, 2019. Prior to 2012, deferred stock units were used instead of deferred cash-based stock units. Under this plan, we have deferred stock units outstanding totaling 44,399 at December 31, 2020 and 47,092 at December 31, 2019. At December 31, 2020, there were 99,517 shares of Class A common stock available for future issuance under the Director Compensation Plan.

We also have an Executive Salary and Bonus Deferred Compensation Plan under which certain officers of the Company were allowed to use their base salary and annual cash bonus to purchase deferred cash-based stock units. Cash-based stock units outstanding under this plan totaled 3,277 at December 31, 2020 and 8,478 at December 31, 2019. Prior to 2012, deferred stock units were used instead of deferred cash-based stock units. Under this plan, we have deferred stock units outstanding totaling 38,621 at December 31, 2020 and 48,740 at December 31, 2019. At December 31, 2020, shares of Class A common stock available for future issuance under this plan totaled 89,087. This plan was frozen to future deferrals on December 31, 2013.

We also have an Executive Excess 401(k) Plan under which officers of the Company who met salary guidelines and 401(k) contribution guidelines were allowed to purchase unregistered deferred stock units. Under this plan, we have deferred stock units outstanding totaling 600 at December 31, 2020 and 3,514 at December 31, 2019. This plan was frozen to future deferrals on December 31, 2013.

Upon the effective time of the Merger contemplated under the Merger Agreement, each deferred or cash-based stock unit in the plans referenced in this section would be cancelled and exchanged for the right of each holder to receive an amount in cash equal to the agreed Merger consideration per share, multiplied by the total number of deferred or cash-based stock units. Payments would be made within the respective plans, under which different investment options may be available.

9. Management and Other Agreements

We have management agreements under which we provide general business, administrative and management services to FBPCIC and other affiliates. Fee income for these services totaled $2.0 million in 2020, 2019 and 2018. In addition, as discussed in Note 1, we provide investment advisory services and lease property and equipment under agreements with FBPCIC, other affiliates and non-affiliates.

We share certain office facilities and services with the IFBF and its affiliated companies. These expenses are allocated based on cost and time studies that are updated annually and consist primarily of rent, salaries and related expenses, travel and other operating costs. In addition, Farm Bureau Management Corporation, a wholly-owned subsidiary of the IFBF, provides certain services to us under a separate arrangement. Related expenses, net of reimbursements for certain services we provide, totaled $1.5 million in 2020, $1.6 million in 2019 and $1.5 million in 2018.

We also have an expense allocation agreement with FBPCIC for the use of property and equipment. Expense relating to this agreement totaled $0.3 million in 2020, 2019 and 2018.

We have service agreements with the Farm Bureau-affiliated property-casualty companies operating within our marketing territory, including FBPCIC and another affiliate. Under the service agreements, the property-casualty companies are responsible for development and management of our agency force for a fee. We incurred expenses totaling $8.4 million in 2020, $8.0 million in 2019 and $9.2 million in 2018 relating to these arrangements.

We are licensed by the IFBF to use the “Farm Bureau” and “FB” designations in Iowa. In connection with this license, we incurred royalty expense totaling $0.6 million in 2020, 2019 and 2018. The royalty agreement with the IFBF provides IFBF an option to terminate the agreement if our quarterly common stock dividend is less than $0.10 per share. We have similar royalty arrangements with other state Farm Bureau organizations in our market territory. Total royalty expense to Farm Bureau organizations other than the IFBF totaled $1.7 million in 2020 and 2019 and $1.8 million in 2018. The loss of the right to use these designations in a state with a high premium concentration could have a material adverse effect on operating results.

Premium Concentration by State
	Year ended December 31,
	2020	2019	2018
Life and annuity collected premiums:
Iowa	26.1%	26.3%	25.5%
Kansas	17.0	16.4	19.2
Oklahoma	8.2	7.6	7.9

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

Lease Commitments

We consider leases with original terms of one year or less to be short-term. We have elected not to carry short-term leases on our consolidated balance sheets. We have no agreements with lease and non-lease components. None of our leases are considered finance leases.
At December 31, 2020, we held ten long-term leases, while at December 31, 2019 we held eight long-term leases, all of which relate to real estate. The net present value of future cash flows for these leases is reported within our consolidated balance sheets in other assets and other liabilities. The carrying value of these leases total $12.1 million at December 31, 2020 and $14.0 million at December 31, 2019. The most significant lease is for our home office facilities, which is owned by a subsidiary of IFBF. All of our leases are based on fixed terms which expire from 2021 through 2026, but allow for renewal. Two of our leases, not including the home office property, contain provisions that allow the lease cost to increase based on a stated step-up schedule or changes in the consumer price index. The incremental borrowing rate used in determining the net present value of the future lease commitments for new leases was 4.25% in 2020 and 4.50% in 2019.
Lease expense and the related cash flows totaled $5.8 million in 2020 and $5.4 million in 2019. For our home office building, lease expense totaled $4.3 million in 2018, net of $0.2 million in amortization of a deferred gain on the exchange of our home office properties for common stock in 1998.

Future remaining minimum lease payments for the long-term leases discussed above, as of December 31, 2020, are as follows:

Lease commitments by year
December 31, 2020
(Dollars in thousands)
2021	$2,853
2022	2,681
2023	2,496
2024	2,442
2025	2,226
Thereafter	2,195
Total minimum lease payments	14,893
Less: Interest	(2,807)
Present value of lease liabilities	$12,086

Commitments for Partnership Investments and Private Corporate Bond Investments

At December 31, 2020, we have unfunded investment commitments to limited partnerships and limited liability companies of $89.2 million and privately placed corporate securities commitments of $4.8 million.

Other

We self-insure our employee health and dental claims. However, claims in excess of our self-insurance limits are fully insured. We previously funded insurance claims through a self-insurance trust, which was dissolved as of December 31, 2019. Expenses equal to our best estimate of claims continue to be reflected in operations. An allowance for incurred but not reported claims is included in other liabilities.

From time to time, assessments are levied on our insurance subsidiaries by life and health guaranty associations in most states in which the subsidiaries are licensed. These assessments, which are accrued for, are to cover losses of policyholders of insolvent or rehabilitated companies. In some states, these assessments can be partially recovered through a reduction in future premium taxes. Expenses for guaranty fund assessments, net of related premium tax offsets, totaled less than $0.1 million in 2020, 2019 and 2018.

11. Earnings per Share

Computation of Earnings per Common Share

	Year ended December 31,
	2020	2019	2018
	(Dollars in thousands, except per share data)
Numerator:
Net income attributable to FBL Financial Group, Inc.	$72,513	$126,209	$93,793
Less: Dividends on Series B preferred stock	150	150	150
Income available to common stockholders	$72,363	$126,059	$93,643

Denominator:
Weighted-average shares - basic	24,614,591	24,760,541	24,932,189
Effect of dilutive securities - stock-based compensation	3,325	10,134	12,412
Weighted-average shares - diluted	24,617,916	24,770,675	24,944,601

Earnings per common share	$2.94	$5.09	$3.76
Earnings per common share - assuming dilution	$2.94	$5.09	$3.75

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

Statutory Information of our Insurance Subsidiaries
	Year ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Farm Bureau Life:
Net gain from operations (excludes impact of realized gains and losses on investments)	$87,363	$98,529	$100,819
Net income	72,566	100,141	103,923
State prescribed practices that increased (decreased) statutory net income	1,207	577	(7,505)
Greenfields:
Net gain (losses) from operations (excludes impact of realized gains and losses on investments)	74	146	(321)
Net income (loss)	74	146	(321)

	Farm Bureau Life		Greenfields
	December 31,		December 31,
	2020	2019	2020	2019
	(Dollars in thousands)
Total capital and surplus	$628,042	$642,409	$8,867	$8,814
Unassigned surplus (deficit)	494,559	508,926	(1,933)	(1,986)
State prescribed practices that increased (decreased) statutory surplus	(6,409)	(8,320)	—	—
Risk-Based Capital measurements:
Total adjusted capital	696,108	718,175	8,881	8,826
Company action level capital	131,754	127,864	175	194
RBC Ratio	528%	562%	5,089%	4,551%

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

Farm Bureau Life’s ability to pay dividends to the parent company is restricted by the Iowa Insurance Holding Company Act to earned surplus arising from its business as of the date the dividend is paid. In addition, prior approval of the Iowa Insurance Commissioner is required for a dividend distribution of cash or other property whose fair value, together with that of other dividends made within the preceding 12 months, exceeds the greater of (i) 10% of policyholders’ surplus as of the preceding year end, or (ii) the statutory net gain from operations of the insurer for the preceding calendar year. As shown in the tables above, at December 31, 2020, Farm Bureau Life’s net gain from operations of $87.4 million, exceeded 10% of statutory surplus; accordingly, that amount is the maximum available for distribution to FBL Financial Group, Inc. without regulatory approval during 2021. Timing of such dividends during the year is limited based on the timing of dividends paid within the preceding 12 months.

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

Our chief operating decision makers use pre-tax adjusted operating income to evaluate segment performance and allocate resources. Pre-tax adjusted operating income consists of pre-tax net income adjusted to exclude proposed acquisition transaction expenses, realized gains and losses on investments including the change in fair value of equity securities, the change in allowances for credit losses on investments, and the change in fair value of derivatives as the impact of these items can fluctuate greatly from period to period. These fluctuations and nonrecurring proposed acquisition expenses make it difficult to analyze core operating trends. In addition, for derivatives not designated as hedges, there is a mismatch between the valuation of the asset and liability when deriving net income. For example, call options relating to our indexed annuity business are one-year assets while the embedded derivatives in the indexed contracts represent the rights of the contract holder to receive index credits over the entire period the indexed products are expected to be in force. Adjustments to pre-tax net income are net of amortization of unearned revenue reserves and deferred acquisition costs, as well as changes in interest sensitive product reserves. While not applicable for the periods reported herein, in determining pre-tax adjusted operating income we will also remove the impact of settlements or judgments arising from lawsuits, net of any recoveries from third parties, the cumulative effect of changes in accounting principles and discontinued operations.
Segment results are reported net of inter-segment transactions.

Financial Information Concerning our Operating Segments

	Year ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Pre-tax adjusted operating income:
Annuity	$61,033	$52,834	$62,846
Life Insurance	36,658	67,134	47,680
Corporate and Other	8,867	16,309	16,013
Total pre-tax adjusted operating income	106,558	136,277	126,539

Adjustments to pre-tax adjusted operating income:
Proposed acquisition transaction expenses	(2,147)	—	—
Net realized gains/losses on investments (1)	(15,991)	7,358	(12,085)
Change in fair value of derivatives (1)	(6,275)	3,422	(7,832)
Pre-tax net income attributable to FBL Financial Group, Inc.	82,145	147,057	106,622
Income tax expense	(8,061)	(19,929)	(11,650)
Tax on equity income	(1,571)	(919)	(1,179)
Net income attributable to FBL Financial Group, Inc.	$72,513	$126,209	$93,793

Adjusted operating revenues:
Annuity	$215,714	$212,538	$223,996
Life Insurance	439,700	432,294	430,194
Corporate and Other	91,353	94,230	93,681
	746,767	739,062	747,871
Net realized gains/losses on investments (1)	(16,279)	7,606	(12,455)
Change in fair value of derivatives (1)	1,777	28,013	(15,790)
Consolidated revenues	$732,265	$774,681	$719,626

Net investment income:
Annuity	$207,736	$205,857	$218,823
Life Insurance	157,498	158,230	158,003
Corporate and Other	29,540	34,302	33,272
	394,774	398,389	410,098
Change in fair value of derivatives	2,457	26,609	(15,480)
Consolidated net investment income	$397,231	$424,998	$394,618

Depreciation and amortization:
Annuity	$7,726	$14,954	$9,335
Life Insurance	18,310	4,926	16,515
Corporate and Other	1,572	66	7,025
	27,608	19,946	32,875
Net realized gains/losses on investments (1)	(314)	241	(184)
Change in fair value of derivatives (1)	(33)	345	(1,598)
Consolidated depreciation and amortization	$27,261	$20,532	$31,093

Operating Segment Assets
	December 31,
	2020	2019
	(Dollars in thousands)
Assets:
Annuity	$4,754,782	$4,671,210
Life Insurance	3,760,718	3,665,179
Corporate and Other	1,702,642	1,669,183
	10,218,142	10,005,572
Net unrealized gains in accumulated other comprehensive income (2)	778,130	474,634
Consolidated assets	$10,996,272	$10,480,206

(1)Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred acquisition costs, interest sensitive product reserves and income taxes attributable to these items.
(2)Amounts are net adjustments for assumed changes in deferred acquisition costs and value of insurance in force acquired attributable to these items.

Depreciation and amortization related to property and equipment are allocated to the product segments while the related property, equipment and capitalized software are allocated to the Corporate and Other segment. Depreciation and amortization for the Corporate and Other segment include $4.8 million for 2020 and 2019 and $4.5 million for 2018 relating to leases with affiliates. In the consolidated statements of operations, we record these depreciation amounts net of related lease income from affiliates.

Interest expense is attributable to the Corporate and Other segment. Expenditures for long-lived assets were not significant during the periods presented above. Goodwill at December 31, 2020 and 2019 was allocated to the segments as follows: Annuity ($3.9 million) and Life Insurance ($6.1 million).

Equity income related to securities and indebtedness of related parties is attributable to the Life Insurance and Corporate and Other segments. The following chart provides the related equity income by segment.

Equity Income by Operating Segment
	Year ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Pre-tax equity income:
Life Insurance	$2,042	$3,224	$3,840
Corporate and Other	5,435	1,151	1,778
Total pre-tax equity income	7,477	4,375	5,618

Income taxes	(1,571)	(919)	(1,179)
Equity income, net of related income taxes	$5,906	$3,456	$4,439

Premiums collected, which is not a measure used in financial statements prepared according to GAAP, include premiums received on life insurance policies and deposits on annuities and universal life-type products. Premiums collected is a common life insurance industry measure of agent productivity. Net premiums collected totaled $549.9 million in 2020, $611.1 million in 2019 and $640.1 million in 2018.

Under GAAP, premiums on whole life and term life policies are recognized as revenues over the premium-paying period and reported in the Life Insurance segment. The following chart provides a reconciliation of life insurance premiums collected to those reported in the GAAP financial statements.

Reconciliation of Traditional Life Insurance Premiums, Net of Reinsurance
	Year ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Traditional and universal life insurance premiums collected	$322,219	$310,727	$304,229
Premiums collected on interest sensitive products	(122,610)	(114,092)	(106,609)
Traditional life insurance premiums collected	199,609	196,635	197,620
Change in due premiums and other	(860)	1,228	692
Traditional life insurance premiums as included in the consolidated statements of operations.	$198,749	$197,863	$198,312
There is no comparable GAAP financial measure for premiums collected on annuities and universal life-type products. GAAP revenues for those interest sensitive and variable products consist of various policy charges and fees assessed on those contracts, as summarized in the chart below.

Interest Sensitive Product Charges by Segment
	Year ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Annuity
Rider and other product charges	$6,473	$5,319	$3,880
Surrender charges	1,505	1,362	1,293
Total	$7,978	$6,681	$5,173

Life Insurance
Administration charges	$21,836	$19,264	$16,944
Cost of insurance charges	53,138	51,122	50,727
Surrender charges	2,563	2,619	2,352
Amortization of policy initiation fees	6,170	3,737	4,462
Total	$83,707	$76,742	$74,485

Corporate and Other
Administration charges	$4,471	$4,707	$5,021
Cost of insurance charges	28,330	28,794	29,151
Surrender charges	58	99	92
Separate account charges	8,095	8,168	8,535
Amortization of policy initiation fees	558	516	823
Total	$41,512	$42,284	$43,622

Impact of net realized gains/losses on investments and change in fair value of derivatives on amortization of unearned revenue reserves	(675)	1,406	(491)
Interest sensitive product charges as included in the consolidated statements of operations	$132,522	$127,113	$122,789

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

Our internal control over financial reporting changes from time-to-time as we modify and enhance our systems and processes to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. Any significant changes in controls are evaluated prior to implementation to help ensure the continued effectiveness of our internal controls and internal control environment. While changes have taken place in our internal controls during the quarter ended December 31, 2020, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

See Item 8 for Management’s Report on Internal Control Over Financial Reporting. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this examination.

ITEM 9B. OTHER INFORMATION

There is no information required to be disclosed on Form 8-K for the quarter ended December 31, 2020 that has not been previously reported.

Farm Bureau Life and FHLB entered into a revised Advances, Pledge and Security Agreement (APSA) dated February 19, 2021. The revised agreement was required by FHLB to provide for consistency in terms across its agreements with insurance company members. The APSA governs advances obtained by Farm Bureau Life from FHLB, but does not constitute an agreement or commitment by FHLB to grant advances. The APSA further provides for collateral security for any advances, including without limitation the pledge of FHLB stock owned by Farm Bureau Life. This summary of the APSA does not purport to be complete and is qualified in its entirety by reference to the APSA, a copy of which is attached as Exhibit 10.28 and incorporated by reference herein.

PART III

The information required by Part III, Items 10 through 14, will be set forth in an amendment to this Annual Report on Form 10-K or is incorporated by reference to our definitive proxy statement for our 2021 annual shareholders meeting to be filed pursuant to Regulation 14A within 120 days after December 31, 2020.

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

3.	Exhibits.

Incorporated by reference
Exhibit #	Description	Form	SEC File No.	Report Date
2.1	Agreement and Plan of Merger, dated as of January 11, 2021, by and among Farm Bureau Property and Casualty Insurance Company, 5400 Merger Sub, Inc. and FBL Financial Group, Inc.	8-K	001-11917	January 11, 2021
2.2	Rollover Agreement, dated as of January 11, 2021, by and among 5400 Merger Sub, Inc. and the shareholders of FBL Financial Group, Inc. listed on Schedule I thereto.	8-K	001-11917	January 11, 2021
3.1	Restated Articles of Incorporation, filed with the Iowa Secretary of State on August 29, 2012	10-Q	001-11917	September 30, 2012
3.2	Fifth Restated Bylaws, as amended through March 23, 2017	8-K/A	001-11917	March 23, 2017
4.1	Form of Class A Common Stock Certificate of the Registrant	S-1/A	333-04332	June 19, 1996
4.2	Restated Stockholders' Agreement Regarding Management and Transfer of Shares of Class B Common Stock of FBL Financial Group, Inc., effective February 14, 2013	10-K	001-11917	December 31, 2013
4.2(a)	Amendment to Restated Stockholders' Agreement Regarding Management and Transfer of Shares of Class B Common Stock of FBL Financial Group, Inc., effective February 14, 2013	10-K	001-11917	December 31, 2013
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
		10-K	001-11917	December 31, 2012
10.5	Lease Agreement dated as of March 31, 1998 between IFBF Property Management, Inc., FBL Financial Group, Inc. and Farm Bureau Property & Casualty Insurance Company	10-Q	001-11917	March 31, 1998
10.5(a)	Amendment effective January 1, 2012 to Lease Agreement	10-K	001-11917	December 31, 2011
10.6	Building Management Consulting Services Agreement, dated April 1, 1998, between IFBF Property Management, Inc. and FBL Financial Group, Inc.	10-Q	001-11917	March 31, 1998
10.7*	2006 Class A Common Stock Compensation Plan as amended through February 17, 2011	10-Q	001-11917	March 31, 2011
10.7(a)*	Form of Stock Option Agreement, pursuant to the FBL Financial Group, Inc. 2006 Class A Common Stock Compensation Plan	10-Q	001-11917	March 31, 2011
10.8*	Executive Salary and Bonus Deferred Compensation Plan as amended through August 21, 2013	10-Q	001-11917	September 30, 2013
10.9*	Rules for Payment of Meeting Fees, Retainers and Expenses to the Board of Directors of FBL Financial Group, Inc.	10-K	001-11917	December 31, 2007
10.10*	Rules for Payment of Meeting Fees, Retainers and Expenses to the Board of Directors of Farm Bureau Life Insurance Company	10-K	001-11917	December 31, 2017

Incorporated by reference
Exhibit #	Description	Form	SEC File No.	Report Date
10.11*	Management Performance Plan, effective January 1, 2019	10-Q	001-11917	March 31, 2019
10.12*	Director Compensation Plan as amended through December 15, 2011	10-K	001-11917	December 31, 2011
10.13*	Retirement and Transition Agreement effective as of November 20, 2019 between FBL Financial Group, Inc. and James Brannen	8-K	001-11917	November 18, 2019
10.14*	Cash-Based Restricted Stock Unit Plan as amended through February 27, 2019	10-Q	001-11917	March 31, 2019
10.15*	Form of 2017 Restricted Stock Unit Agreement between the Company and its executive officers	10-Q	001-11917	March 31, 2017
10.16*	Form of 2017 Restricted Stock Unit Agreement between the Company and participants (other than executive officers)	10-Q	001-11917	March 31, 2017
10.17*	Form of 2018 Restricted Stock Unit Agreement between the Company and its executive officers	10-Q	001-11917	March 31, 2018
10.18*	Form of 2018 Restricted Stock Unit Agreement between the Company and participants (other than executive officers)	10-Q	001-11917	March 31, 2018
10.19*	Form of 2019 Restricted Stock Unit Agreement between the Company and participants	10-Q	001-11917	March 31, 2019
10.20*	Form of 2020 Restricted Stock Unit Agreement between the Company and participants	10-Q	001-11917	March 31, 2020
10.21*	Cash-Based Restricted Surplus Unit Plan, as amended through February 27, 2019	10-Q	001-11917	March 31, 2019
10.22*	Form of 2017 Restricted Surplus Unit Agreement between the Company and its executive officers	10-Q	001-11917	March 31, 2017
10.23*	Form of 2017 Restricted Surplus Unit Agreement between the Company and participants (other than executive officers)	10-Q	001-11917	March 31, 2017
10.24*	Form of 2018 Restricted Surplus Unit Agreement between the Company and its executive officers	10-Q	001-11917	March 31, 2018
10.25*	Form of 2018 Restricted Surplus Unit Agreement between the Company and participants (other than executive officers)	10-Q	001-11917	March 31, 2018
10.26*	Form of 2019 Restricted Surplus Unit Agreement between the Company and participants	10-Q	001-11917	March 31, 2019
10.27*	Form of 2020 Restricted Surplus Unit Agreement between the Company and participants	10-Q	001-11917	March 31, 2020
10.28+	Advances, Pledge and Security Agreement between Farm Bureau Life Insurance Company and Federal Home Loan Bank of Des Moines, dated February 19, 2021
21+	Subsidiaries of FBL Financial Group, Inc.
23+	Consent of Independent Registered Public Accounting Firm
31.1+	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101+	Interactive Data Files formatted in iXBRL (Inline eXtensible Business Reporting Language) from FBL Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020 as follows: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Financial Statements.
104	Cover Page Interactive Data File formatted as iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

*	exhibit relates to a compensatory plan for management or directors
+	filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FBL Financial Group, Inc.

By: /s/ DANIEL D. PITCHER
Daniel D. Pitcher
Chief Executive Officer
Date: February 24, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL D. PITCHER Daniel D. Pitcher	Chief Executive Officer (Principal Executive Officer) and Director	February 24, 2021

/s/ DONALD J. SEIBEL Donald J. Seibel	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 24, 2021

/s/ ANTHONY J. ALDRIDGE Anthony J. Aldridge	Chief Accounting Officer (Principal Accounting Officer)	February 24, 2021

/s/ CRAIG D. HILL Craig D. Hill	Chairman of the Board and Director	February 24, 2021

/s/ PAUL E. LARSON Paul E. Larson	Vice Chair and Director	February 24, 2021

/s/ ROGER K. BROOKS Roger K. Brooks	Director	February 24, 2021

/s/ RICHARD W. FELTS Richard W. Felts	Director	February 24, 2021

/s/ JOE D. HEINRICH Joe D. Heinrich	Director	February 24, 2021

/s/ PAUL A. JUFFER Paul A. Juffer	Director	February 24, 2021

/s/ KEVIN D. PAAP Kevin D. Paap	Director	February 24, 2021

/s/ BRYAN L. SEARLE Bryan L. Searle	Director	February 24, 2021

/s/ SCOTT E. VANDERWAL Scott E. VanderWal	Director	February 24, 2021

Schedule I - Summary of Investments - Other
Than Investments in Related Parties
FBL FINANCIAL GROUP, INC.
December 31, 2020

Column A	Column B	Column C	Column D
Type of Investment	Cost (1)	Value	Amount at which shown in the balance sheet
	(Dollars in thousands)
Fixed maturities, available for sale:
Bonds:
Corporate	$3,542,136	$4,238,267	$4,238,267
Mortgage- and asset-backed	2,373,785	2,593,203	2,593,203
United States Government and agencies	35,174	36,252	36,252
States and political subdivisions	1,228,208	1,415,965	1,415,965
Total	7,179,303	$8,283,687	8,283,687

Equity securities:
Common stocks:
Banks, trusts and insurance companies	5,672	$6,510	6,510
Industrial, miscellaneous and all other	9,301	9,289	9,289
Non-redeemable preferred stocks	68,026	72,482	72,482
Total	82,999	$88,281	88,281

Mortgage loans (2)	995,983		994,101
Investment real estate	955		955
Policy loans	195,666		195,666
Short-term investments	63,062		63,062
Other investments	37,868		58,258
Total investments	$8,555,836		$9,684,010

(1)Cost adjusted for repayments and amortization of premiums and accrual of discounts for fixed maturities and short-term investments; original cost for equity securities, real estate and other investments (net of collateral received); and unpaid principal balance for mortgage loans and policy loans.
(2)Amount shown on balance sheet differs from cost due to allowance for possible losses.

Schedule II - Condensed Financial Information of Registrant
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Condensed Balance Sheets
(Dollars in thousands)

	December 31,
	2020	2019
Assets
Investments in subsidiaries (eliminated in consolidation)	$1,753,409	$1,537,121
Fixed maturities - available for sale, at fair value (amortized cost: 2020 - $15,773; 2019 - $18,420)	19,040	22,483
Equity securities (cost: 2020 - $5,672; 2019 - $6,587)	6,510	7,130
Short-term investments	7,772	5,077
Cash and cash equivalents	10,858	14,130
Amounts receivable from affiliates	2,419	2,382
Amounts receivable from subsidiaries (eliminated in consolidation)	2,730	3,777
Accrued investment income	4	13
Current income taxes recoverable	176	—
Deferred income tax assets	6,818	6,832
Other assets	28,101	27,926
Total assets	$1,837,837	$1,626,871

Liabilities and stockholders’ equity
Liabilities:
Accrued expenses and other liabilities	$48,738	$44,089
Current income taxes	—	25
Long-term debt payable to non-affiliates	97,000	97,000
Total liabilities	145,738	141,114

Stockholders’ equity:
Preferred stock	3,000	3,000
Class A common stock	151,061	152,661
Class B common stock	72	72
Accumulated other comprehensive income	587,279	354,764
Retained earnings	950,687	975,260
Total stockholders’ equity	1,692,099	1,485,757
Total liabilities and stockholders’ equity	$1,837,837	$1,626,871

See accompanying notes to condensed financial statements.

Schedule II -Condensed Financial Information of Registrant (Continued)
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Condensed Statements of Operations
(Dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Net investment income	$1,457	$1,970	$2,381
Realized gains (losses) on investments	291	584	(591)
Dividends from subsidiaries, eliminated in consolidation	98,500	91,300	91,997
Management fee income from affiliates	2,001	2,000	2,001
Management fee income from subsidiaries, eliminated in consolidation	5,888	6,265	6,458
Other income	3	8	2
Total revenues	108,140	102,127	102,248
Expenses:
Interest expense	4,850	4,850	4,850
General and administrative expenses	9,814	8,101	8,605
Total expenses	14,664	12,951	13,455
	93,476	89,176	88,793
Income tax benefit	3,011	1,971	2,175
Income before equity in undistributed income of subsidiaries	96,487	91,147	90,968
Equity in undistributed income of subsidiaries (distribution in excess of income of subsidiaries), eliminated in consolidation	(23,974)	35,062	2,825
Net income	$72,513	$126,209	$93,793

See accompanying notes to condensed financial statements.

Schedule II - Condensed Financial Information of Registrant (Continued)
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Condensed Statements of Cash Flows
(Dollars in thousands)

	Year ended December 31,
	2020	2019	2018
Net cash provided by (used in) operating activities	$2,234	$(107)	$(2,102)

Investing activities
Sales, maturities or redemptions of fixed maturities - available for sale	3,435	3,849	4,641
Sales, maturities or redemptions (acquisitions) of equity securities - available for sale	1,285	(938)	(1,147)
Short-term investments, net change	(2,695)	530	853
Dividends from subsidiaries (eliminated in consolidation)	98,500	91,300	91,997
Net cash provided by investing activities	100,525	94,741	96,344

Financing activities
Repurchase of common stock, net	(10,133)	(5,346)	(15,152)
Capital contribution to subsidiary	(9,700)	(2,800)	(7,800)
Dividends paid	(86,198)	(84,474)	(83,128)
Net cash used in financing activities	(106,031)	(92,620)	(106,080)
Increase (decrease) in cash and cash equivalents	(3,272)	2,014	(11,838)
Cash and cash equivalents at beginning of year	14,130	12,116	23,954
Cash and cash equivalents at end of year	$10,858	$14,130	$12,116

Supplemental disclosure of cash flow information
Cash received (paid) during the year for:
Income taxes	$3,019	$2,383	$1,617
Interest	(4,850)	(4,850)	(4,850)

See accompanying notes to condensed financial statements.

Schedule II - Condensed Financial Information of Registrant (Continued)
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Notes to Condensed Financial Statements
December 31, 2020

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

2. Dividends from Subsidiaries

The parent company received dividends in the form of cash totaling $98.5 million in 2020, $91.3 million in 2019 and $92.0 million in 2018.

3. Debt

See Note 6 to the consolidated financial statements included in Item 8 for a description of the parent company’s debt. The company’s debt matures in 2047.

Schedule III - Supplementary Insurance Information
FBL FINANCIAL GROUP, INC.

Column A	Column B	Column C	Column D	Column E
	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned revenues	Other policyholder funds
	(Dollars in thousands)
December 31, 2020:
Annuity	$86,289	$4,191,493	$—	$317,933
Life Insurance	353,626	3,003,912	25,688	197,174
Corporate and Other	56,659	419,858	11,151	30,444
Impact of unrealized gains/losses	(320,489)	51,001	(29,393)	—
Total	$176,085	$7,666,264	$7,446	$545,551

December 31, 2019:
Annuity	$88,295	$4,105,054	$—	$335,222
Life Insurance	341,143	2,872,119	22,025	188,220
Corporate and Other	60,245	417,172	11,445	26,931
Impact of unrealized gains/losses	(200,227)	30,642	(18,025)	—
Total	$289,456	$7,424,987	$15,445	$550,373

December 31, 2018:
Annuity	$93,819	$4,036,152	$—	$338,646
Life Insurance	308,937	2,776,656	19,427	194,879
Corporate and Other	62,778	416,403	11,623	30,354
Impact of unrealized gains/losses	(46,732)	1,642	(5,134)	—
Total	$418,802	$7,230,853	$25,916	$563,879

Schedule III - Supplementary Insurance Information (Continued)
FBL FINANCIAL GROUP, INC.

Column A	Column F	Column G	Column H	Column I	Column J
	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred acquisition costs	Other operating expenses
	(Dollars in thousands)
December 31, 2020:
Annuity	$7,978	$207,736	$120,991	$10,866	$22,824
Life Insurance	282,456	157,498	298,845	17,175	81,526
Corporate and Other	41,512	29,540	40,062	3,165	9,311
Change in fair value of derivatives	(680)	2,457	8,719	(667)	—
Impact of realized gains/losses	5	—	25	(313)	—
Total	$331,271	$397,231	$468,642	$30,226	$113,661

December 31, 2019:
Annuity	$6,681	$205,857	$118,085	$16,374	$25,245
Life Insurance	274,605	158,230	270,916	2,819	84,596
Corporate and Other	42,284	34,302	39,180	1,801	7,896
Change in fair value of derivatives	1,404	26,609	22,932	1,659	—
Impact of realized gains/losses	2	—	14	234	—
Total	$324,976	$424,998	$451,127	$22,887	$117,737

December 31, 2018:
Annuity	$5,173	$218,823	$124,015	$11,243	$25,892
Life Insurance	272,797	158,003	276,571	15,264	84,389
Corporate and Other	43,622	33,272	34,465	8,869	8,637
Change in fair value of derivatives	(310)	(15,480)	(6,065)	(1,893)	—
Impact of realized gains/losses	(181)	—	(24)	(346)	—
Total	$321,101	$394,618	$428,962	$33,137	$118,918

Schedule IV - Reinsurance
FBL FINANCIAL GROUP, INC.

Column A	Column B	Column C	Column D	Column E	Column F
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percent of amount assumed to net
	(Dollars in thousands)
Year ended December 31, 2020:
Life insurance in force, at end of year	$67,343,372	$13,586,090	$407,991	$54,165,273	0.8%
Insurance premiums and other considerations:
Interest sensitive product charges	$131,337	$923	$2,108	$132,522	1.6%
Traditional life insurance premiums	224,967	26,477	259	198,749	0.1%
Accident and health premiums	4,840	4,570	—	270	—
	$361,144	$31,970	$2,367	$331,541	0.7%
Year ended December 31, 2019:
Life insurance in force, at end of year	$65,683,485	$13,770,695	$430,583	$52,343,373	0.8%
Insurance premiums and other considerations:
Interest sensitive product charges	$125,832	$1,010	$2,291	$127,113	1.8%
Traditional life insurance premiums	222,955	25,347	255	197,863	0.1%
Accident and health premiums	5,447	5,006	—	441	—
	$354,234	$31,363	$2,546	$325,417	0.8%
Year ended December 31, 2018:
Life insurance in force, at end of year	$64,290,040	$14,029,567	$455,176	$50,715,649	0.9%
Insurance premiums and other considerations:
Interest sensitive product charges	$121,456	$1,044	$2,377	$122,789	1.9%
Traditional life insurance premiums	223,960	25,779	131	198,312	0.1%
Accident and health premiums	6,038	5,627	—	411	—
	$351,454	$32,450	$2,508	$321,512	0.8%