Form 10-K/A
period 2020-12-31
FBL FINANCIAL GROUP INC
filed 2021-04-29
CIK 1012771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K/A
(Amendment No. 1)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
Title of each class	Outstanding at April 27, 2021
Class A Common Stock, without par value	24,385,109
Class B Common Stock, without par value	11,413
DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2020, originally filed with the Securities and Exchange Commission on February 25, 2021 (the “Original Filing”) by FBL Financial Group, Inc., an Iowa corporation (the “Company”, “we”, “FBL” or “Registrant”). The Company is filing this Amendment solely to present the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K, which was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K.
Also, this Amendment amends the cover page of the Original Filing to delete the reference on the cover page of the Original Filing to the incorporation by reference to portions of the definitive proxy statement for our 2021 annual shareholders meeting into Part III of the Original Filing. In accordance with Rule 12b-15, Part III, Items 10 through 14 of the Original Filing have been amended and restated in their entirety, and Part IV, Item 15 of the Original Filing has been amended and restated solely to include as exhibits the required certifications by the Company’s principal executive officer and principal financial officer. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

FBL FINANCIAL GROUP, INC.
FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2020
TABLE OF CONTENTS
		Page
Part III
Item 10.	Directors, Executive Officers and Corporate Governance	1
Item 11.	Executive Compensation	7
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	22
Item 13.	Certain Relationships and Related Transactions, and Director Independence	24
Item 14.	Principal Accountant Fees and Services	25

Part IV
Item 15.	Exhibits	27

Signatures		29

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Background
The Company primarily sells individual life insurance and annuity products through its subsidiary, Farm Bureau Life Insurance Company (“Farm Bureau Life”). Farm Bureau Life’s distribution force markets under the consumer brand name Farm Bureau Financial Services. In addition, in the state of Colorado, we offer life and annuity products through Greenfields Life Insurance Company. Helping complete the financial services offering, advisors offer wealth management and financial planning services through another subsidiary.
We also manage all aspects of two Farm Bureau affiliated property-casualty insurance companies, Farm Bureau Property & Casualty Insurance Company (“Farm Bureau Property & Casualty”) and Western Agricultural Insurance Company (“Western Ag”), which operate predominately in eight states in the Midwest and West.
The Company utilizes the “controlled company” exemption under the NYSE corporate governance standards because the Company has a majority shareholder, the Iowa Farm Bureau Federation. Under the controlled company exemption, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is not required to have a majority of the Board of Directors consist of independent directors, and the corporate governance and compensation committees are not required to consist only of independent directors. The Company’s Audit Committee continues to consist of three independent directors.
The Company’s Board of Directors (the “Board”) makes its own determinations from time to time of what form of Board leadership works best for the Company. However, as long as the Company has a single shareholder owning a significant voting block, it is expected that a representative of that shareholder will be Chairman of the Board, and that the Board will not choose to have the same individual serve as Chairman and Chief Executive Officer of the Company. So long as the Chairman of the Board is affiliated with the majority shareholder, the Board, by action of the independent directors, expects to appoint a Lead Director who will conduct any separate meetings of non-management and independent directors and have such other duties and responsibilities as are set by the Board from time to time. The majority shareholder and the Board have determined that this leadership structure gives appropriate deference to the economic interests of the majority shareholder and the other Farm Bureau-affiliated shareholders, while encouraging valuable input and oversight from the independent directors.
    Under this arrangement, Craig Hill, President of the Iowa Farm Bureau Federation, is the Chairman of the Board of the Company. The independent directors have elected Paul Larson as the Lead Director. He was also elected Vice Chairman of the Board and appointed to the Executive Committee. In addition to chairing an executive session of the independent directors in the course of each formal Board meeting, the Lead Director is also the primary recipient of communications from shareholders and other interested parties.
    Except as otherwise specified in the Company’s bylaws, assignments to, and chairs of, the committees are recommended by the Class A Nominating and Corporate Governance Committee and selected by the Board. All committees report on their activities to the Board. See “Corporate Governance, Board Committees” below for more information regarding the membership and workings of the various committees.
Directors
The Company’s Board of Directors presently consists of ten members - four Class A directors and six Class B directors. The Company’s Class A common shareholders and Series B preferred shareholders vote together to elect the Class A directors; the Class B common shareholders elect the Class B directors. Only Farm Bureau organizations affiliated with the American Farm Bureau Federation and in whose geographic territory the Company’s insurance subsidiaries use the Farm Bureau name and logo may own Class B common stock. Farm Bureau organizations or their affiliates in fourteen Midwestern and Western states own Class B shares. By agreement among the Class B shareholders, only presidents of the fourteen state Farm Bureau organizations, and one officer of a state Farm Bureau organization, are eligible for nomination as the six Class B directors.

Information about the Company’s directors follows. Ages are as of December 31, 2020.

Craig D. Hill, Chairman of the Board, Class B director and Chair of the Executive Committee Member: Executive and Class B Nominating Committees Class B Director 2002 to 2004, and since 2007 Age: 65	Mr. Hill was elected President of the Iowa Farm Bureau Federation and its subsidiary, Farm Bureau Management Corporation, in December 2011 and has served on its board of directors since 1989. He was its Vice President from 2001 to 2011. He served on the board of Farm Bureau Life from 1989 to 2007, and again from December 2011 when he also became its President. He has been on the board of Farm Bureau Property & Casualty since 1989, and also serves on the board of Western Ag. Mr. Hill is also a director of the American Farm Bureau Federation and FB BanCorp. Mr. Hill farms 1,000 acres of row crops and has a swine operation in Warren County, Iowa.

Paul E. Larson, Vice Chairman of the Board, Lead Director and Class A director Member: Audit and Executive Committees Class A Director since 2004 Age: 68	Mr. Larson retired in 1999 as President of Equitable Life of Iowa and its subsidiary, USG Annuity and Life, after 22 years with the companies. Mr. Larson holds both a law degree and a certified public accountant designation. He was named Outstanding CPA in Business and Industry by the Iowa Society of CPAs in 1999, and inducted into the American Institute of CPA’s Business and Industry Hall of Fame in 2000. Since 2017, he has served on the board of directors of Greenfields Life Insurance Company, a subsidiary of Farm Bureau Life. He is also a member of the board of directors of non-public companies Wellmark, Inc. and Wellmark of South Dakota, Inc., and previously served on the board of directors of GuideOne Mutual Insurance Company and GuideOne Specialty Mutual Insurance Company until January 2020.

Roger K. Brooks, Class A director Member: Audit and Management Development and Compensation Committees Class A Director since 2009 Age: 83	Mr. Brooks is the retired Chief Executive Officer and Chairman of AmerUs Group. He retired from AmerUs in 2005, after nearly 50 years of service. Mr. Brooks has served on numerous community boards and is a member of the Iowa Insurance Hall of Fame and Iowa Business Hall of Fame. He was previously a Fellow of the Society of Actuaries. Mr. Brooks graduated magna cum laude with a bachelor’s degree in mathematics from the University of Iowa. He also participated in Stanford University’s Executive Program.

Richard W. Felts, Class B director Member: Executive, Management Development and Compensation and Class B Nominating Committees Class B Director since 2015 Age: 72	Mr. Felts is President of the Kansas Farm Bureau. He is also a director of Farm Bureau Life, the chairman of Farm Bureau Property & Casualty and the chairman of Western Ag. He farms near Liberty, Kansas and is a partner in Felts Farms, a diversified grain and livestock operation. Mr. Felts earned a bachelor’s degree in agriculture and animal science from Kansas State University.

Joe D. Heinrich, Class B director Member: Class A Nominating and Corporate Governance Committee Class B Director since 2013 Age: 59	Mr. Heinrich was elected Vice President of the Iowa Farm Bureau Federation in 2011 and to its board of directors in 2004. He is a director of Farm Bureau Property & Casualty and Western Ag. Mr. Heinrich and his family farm with his nephew. Together, they have a diversified operation including corn, soybeans, oats and hay, plus a beef cow-calf herd and a dairy operation.

Paul A. Juffer, Class A director Member: Audit, Class A Nominating and Corporate Governance and Management Devleopment and Compensation Committees Class A Director since 2017 Age: 60	Mr. Juffer is the Managing Partner of LWBJ Financial, LLC (“LWBJ”), where he has practiced as a certified public accountant since 1997. LWBJ and its wholly owned subsidiaries, LWBJ, LLP and LWBJ Capital Advisors, LLC, provide public accounting, business consulting, mergers and acquisitions advisory and other transaction-related services to clients. Through LWBJ, Mr. Juffer has served as Chief Financial Officer for several emerging technology companies, including most recently for Harrisvaccines, Inc. from 2013 to 2015. Prior to his time at LWBJ, he was Chief Financial Officer for a technology company and worked as an auditor at KPMG. Mr. Juffer holds Series 7, Series 24, Series 63 and Series 79 licenses and is a member of the American Institute of Certified Public Accountants and the Iowa Society of Certified Public Accountants. He has a bachelor’s degree in accounting from the University of Iowa.

Kevin D. Paap, Class B director Member: Class A Nominating and Corporate Governance and Class B Nominating Committees Class B Director since 2017 Age: 60	Mr. Paap has served as President of the Minnesota Farm Bureau Federation since 2005 and has served on its board of directors since 1997. Mr. Paap serves on the board of directors of Farm Bureau Life, Farm Bureau Property & Casualty and Western Ag. He also serves on the board of trustees of the Minnesota FFA Foundation and on the board of directors for the Center for Rural Policy and Development. Mr. Paap owns and operates a farm in Blue Earth County, Minnesota, growing corn and soybeans.

Daniel D. Pitcher, Chief Executive Officer and Class A director Member: Executive Committee Class A Director since 2020 Age: 59	Mr. Pitcher was named Chief Executive Officer in January 2020. Prior to his appointment as Chief Executive Officer, he served as Chief Operating Officer - Property Casualty Companies since 2011. Mr. Pitcher joined FBL in 1998 and held various roles in information systems and operations, including serving as Information Systems Vice President from 2002 through 2007 and as Vice President, Property-Casualty Companies from 2007 to 2011. Prior to joining FBL, Mr. Pitcher spent 15 years with Nationwide/Allied Insurance in various life and property casualty information systems roles. Mr. Pitcher holds a bachelor’s degree in business administration from Drake University and the FLMI certification. He is a member of the board of directors of United Way of Central Iowa and also serves on the executive committee and board of directors of the Greater Des Moines Partnership.

Bryan L. Searle, Class B director Member: Class A Nominating and Corporate Governance and Class B Nominating Committees Class B Director since 2020 Age: 59	Mr. Searle was first elected as President of the Idaho Farm Bureau Federation in 2015 and has served on its board of directors since 1991. He is also a director of Farm Bureau Life, American Agricultural Insurance Company and the American Farm Bureau Federation and is President and Chairman of Farm Bureau Mutual Insurance Company of Idaho. Mr. Searle farms near Shelley, Idaho, producing potatoes, grain and hay.

Scott E. VanderWal, Class B director Member: Management Development and Compensation and Class B Nominating Committees Class B Director since 2011 Age: 57	Mr. VanderWal has been president of the South Dakota Farm Bureau Federation since 2004, and a member of its board of directors since 1997. He has also served as the Vice President of the American Farm Bureau Federation since 2016, and as a member of its board of directors since 2006. Mr. VanderWal is also a member of the boards of directors of Farm Bureau Life, Farm Bureau Property & Casualty (including chair of the audit and budget committee), Western Ag and FB BanCorp, and serves as Vice Chairperson and as a member of the executive committee for the U.S. Farmers & Ranchers Alliance. Mr. VanderWal received a bachelor’s degree in General Agriculture, with a Plant Science minor, from South Dakota State University in 1985. His family farm operation near Volga, South Dakota includes corn, soybeans, custom cattle feeding and custom harvesting. Mr. VanderWal does the overall financial management, accounting, crop management and planning for the farm operation.

Corporate Governance
Board of Directors
The business of the Company is managed under the direction of the Board. The Board represents the interests of the shareholders; as such, it oversees the strategic direction and conduct of the Company’s business activities so as to enhance the long-term value of the Company. The responsibilities of the Board and its committees include:
•Nominate Board candidates for election by the shareholders;
•Oversee management, including the selection, monitoring, evaluation and compensation of the Chief Executive Officer and other senior executives;
•Oversee compliance with laws, regulations and ethical behaviors;
•Understand the major risks in the Company’s business and available risk management techniques and confirm that control procedures are adequate;
•Promote integrity and candor in the audit of the Company’s financial statements and operations, and in all financial reporting and disclosures;
•Review and approve management’s strategic and business plans;
•Review and approve major transactions, financial plans, objectives and actions, including significant capital allocations and expenditures;
•Monitor management’s performance of its plans and objectives and advise management on significant decisions; and
•Assess its own effectiveness.
The Board of Directors is responsible for risk oversight. The Audit Committee monitors financial reporting risks and enterprise risk management (ERM), including the receipt of cyber security updates each quarter. The Management Development and Compensation Committee reviews the potential of risks being related to or created by compensation and incentive systems.
    The Company’s management team monitors other risks on an ongoing basis. An employee-staffed Enterprise Risk Management Committee is responsible for identifying risks that impact our businesses, establishing a reporting system to appropriately address risks and communicating results regularly to the management team, Audit Committee and Board of Directors. The Enterprise Risk Management Committee monitors quarterly surveys of the identified risks for possible elevations or changes in risk status with relation to established risk tolerances. A “dashboard” report is provided quarterly to the management team and the Audit Committee for their assessments of these risks.
Director Independence
The Board of Directors, based on information received in questionnaires and in personal interviews, has determined that the three independent directors - Mr. Brooks, Mr. Juffer and Mr. Larson - possess the degree of independence from management and from the Company mandated by the SEC and NYSE.
In making its independence determinations, the Board specifically reviewed information that Director Paul E. Larson is also a director of other companies in the insurance industry. In particular, Mr. Larson is a director of Wellmark, Inc. and Wellmark of South Dakota, Inc., which provide Blue Cross-Blue Shield health insurance policies sold by agents of the Company’s insurance affiliates in Iowa and South Dakota. Wellmark also pays a royalty to the Iowa Farm Bureau Federation for such sales made in Iowa. Additionally, Wellmark entities administer and provide stop loss coverage for the group health plan of the Iowa Farm Bureau Federation and its affiliated companies, including the Company, and a Wellmark subsidiary administers a separate health benefit plan offered by the Iowa Farm Bureau Federation to its members. In reviewing these relationships, the Board noted that Mr. Larson serves only as a director of Wellmark, Inc. and Wellmark of South Dakota, Inc., and not as a partner, shareholder or officer of those entities or other affiliates of Wellmark. Additionally, until January 2020, Mr. Larson also served as a director of GuideOne Mutual Insurance Company and GuideOne Specialty Mutual Insurance Company, which are each property-casualty insurers that are not in competition with the Company. Based on these facts, the Board determined that these relationships do not affect the independence of Mr. Larson.
    There were no other relationships involving the independent directors and the Company that required an assessment of independence by the Board.
Corporate Governance Guidelines
The Board of Directors has adopted corporate governance guidelines for the Company and the Board to ensure effective corporate governance. The full text of the corporate governance guidelines is posted on the Company’s website at www.fblfinancial.com.

Board Committees
The standing committees of the Board of Directors are the Executive Committee, Audit Committee, Management Development and Compensation Committee, Class A Nominating and Corporate Governance Committee and Class B Nominating Committee.
    The Executive Committee is composed of Mr. Hill (Chair), Mr. Felts, Mr. Larson, Mr. Pitcher and Duane J. Johnson, Jr., Secretary of the Company, who is Executive Director and Secretary-Treasurer of the Iowa Farm Bureau Federation. The Executive Committee may exercise all powers of the Board of Directors during intervals between meetings of the Board, with certain exceptions.
    The Audit Committee consists of Mr. Larson (Chair), Mr. Brooks and Mr. Juffer. The Audit Committee must include only Class A directors who are independent of management and free from any relationships that would interfere with the exercise of independent judgment. The Board of Directors has determined that the above members of the Audit Committee meet such standards, and further that all are “financially literate” and have “accounting or related financial management expertise,” as required by the NYSE Listed Company Manual. Further, the Board of Directors has determined that all members are “audit committee financial experts,” as that term is defined in SEC regulations.
    The Audit Committee hires the Company’s independent registered public accounting firm and reviews the professional services to be provided by the firm and its independence from our management. The Audit Committee also reviews the scope of the audit by the independent registered public accounting firm and its fees, our annual and quarterly financial statements and related filings with the SEC, the system of internal accounting controls and other matters involving the accounting, auditing and financial reporting practices and procedures of the Company as it may find appropriate or as may be brought to its attention, oversees risk analysis and meets quarterly with members of the internal audit staff. The Audit Committee is required to review with the independent registered public accounting firm and management any material transaction or series of similar transactions to which the Company was, within the past year, or is currently expected to be, a party, and with respect to which a director, executive officer, or holder of more than five percent of any class of voting stock of the Company is a party. Additionally, if the Audit Committee determines that any transaction or proposed transaction between the Company and Farm Bureau Property & Casualty or Western Ag is outside of our normal business practices, the Board is required to submit the matter to a committee consisting of two independent directors of the Company and two independent directors of Farm Bureau Property & Casualty or Western Ag, as applicable. A copy of the current Audit Committee Charter is available on our website, www.fblfinancial.com.
    The Management Development and Compensation Committee consists of Mr. Brooks (Chair), Mr. Felts, Mr. Juffer and Mr. VanderWal. A Stock Subcommittee consisting only of the two independent directors has been formed to manage equity-based security grants under Section 16 of the Securities Exchange Act. The Committee’s responsibilities are to assure that the executive officers of the Company and its wholly-owned affiliates are compensated effectively in a manner consistent with the shareholders’ interests and consistent with the compensation strategy of the Company, internal equity considerations, competitive practice and the requirements of the appropriate regulatory bodies, to oversee hiring, promotion and development of executive talent within the Company, including management succession planning and review, and to administer any benefit plans related to or based on the Company’s equity securities. The committee has full responsibility for determining the compensation of the Chief Executive Officer, in conjunction with the Board’s review of the Chief Executive Officer’s performance. A copy of the current Management Development and Compensation Committee Charter is available on our website, www.fblfinancial.com.
    The Class A Nominating and Corporate Governance Committee is composed of Mr. Juffer (Chair), Mr. Heinrich, Mr. Paap and Mr. Searle. The responsibilities of the Class A Nominating and Corporate Governance Committee include assisting the Board in (i) identifying qualified individuals to become Class A directors, consistent with criteria approved by the Board, (ii) determining the composition of the Board of Directors and its committees, (iii) monitoring a process to assess Board effectiveness and (iv) developing and implementing the Company’s corporate governance guidelines. The Class A Nominating and Corporate Governance Committee also takes the lead in preparing and conducting annual assessments of Board and committee performance, and makes recommendations to the Board for improvements in the Board’s operations. It also periodically reviews other matters involving the Company’s corporate governance, including director education and the size of the Board, and recommends appropriate changes to the Board. A copy of the current Class A Nominating and Corporate Governance Committee Charter and the corporate governance guidelines are available on our website, www.fblfinancial.com.
    The Class B Nominating Committee reviews nominations for election to the Board as Class B directors pursuant to a shareholders agreement among the Class B shareholders, and nominates candidates to fill Class B director vacancies. The Committee members are the presidents of the fourteen state Farm Bureau organizations in the trade area of Farm Bureau Life, including those who are current Class B directors. Mr. Hill chairs the committee.
In addition to the Board’s standing committees, in 2020 the Board also established a Special Committee consisting of Mr. Brooks, Mr. Juffer and Mr. Larson to evaluate and negotiate a potential transaction with Farm Bureau Property & Casualty to acquire all of the outstanding shares of Class A common stock and Class B common stock of the Company that are not currently owned by Farm Bureau Property & Casualty or the Iowa Farm Bureau Federation, and consider other alternatives available to the Company. As discussed in “Part I, Item 1. Business - Merger Agreement” of this Form 10-K, on January 11, 2021, the Company announced that it entered into the Merger Agreement (as defined in Part I, Item 1 of this Form 10-K).
    In addition to Board committees, we have established several operational committees consisting of employees, the activities of which are reported to the Board. Mr. Pitcher sits on some of these committees in his capacity as Chief Executive Officer. The Board may establish other committees in its discretion.
Corporate Conduct
    We have adopted a Code of Business Ethics and Conduct that applies to all employees, officers and directors of the Company and meets the requirements of a “code of business conduct and ethics” under the listing standards of the NYSE. We have also adopted a Code of Ethics for Senior Financial Officers that meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K. Both the Code of Business Ethics and Conduct and the Code of Ethics for Senior Financial Officers (together, the “Codes”) are posted on our website at www.fblfinancial.com under the heading Corporate Governance - Governance Documents. We intend to satisfy applicable disclosure requirements regarding amendments to, or waivers from, any provision of the Codes on our website. The Company has also adopted a Corporate Compliance Manual, which memorializes compliance practices.
Communications with the Board of Directors
    The Board has established a process for shareholders and other interested parties to communicate with members of the Board, including the Lead Director. If you have any concern, question or complaint regarding our compliance with any policy or law, or would otherwise like to contact the Board, you can mail materials c/o Secretary, FBL Financial Group, Inc., 5400 University Avenue, West Des Moines, IA 50266, or e-mail Contact.Board@FBLFinancial.com.
Executive Officers
Our executive and other officers provide services to the Company and to certain affiliates. Services performed for affiliates are charged to the affiliates on the basis of a time allocation and the affiliates are required to reimburse the Company for the cost of services. As discussed in “Part III, Item 13. Certain Relationships and Related Party Transactions - Transactions with Farm Bureau Property & Casualty and Affiliates,” we receive management fees for managing certain affiliates whose financial statements are not consolidated with ours.
Information about the Company’s executive officers follows. Ages are as of December 31, 2020.

Name	Age	Current Position
Daniel D. Pitcher	59	Chief Executive Officer, Director
Donald J. Seibel	57	Chief Financial Officer and Treasurer
Kelli A. Eddy	60	Chief Operating Officer - Life Companies
Lori K. Geadelmann	55	General Counsel
Daniel M. Koster	53	Vice President - Marketing & Agency Services
Ronald L. Mead	50	Vice President - Sales & Distribution
Jay W. Seiboldt	61	Chief Operating Officer - Property Casualty Companies
Jeffrey A. Whitehead	57	Chief Investment Officer
    Biographical information for Mr. Pitcher is found above under “Directors.”
Donald J. Seibel was named Chief Financial Officer and Treasurer in August 2012. He had previously been Vice President — Finance and a member of the executive management team since 2007. Mr. Seibel joined FBL in 1996 and became GAAP Accounting Vice President in 1998 and Vice President — Accounting in 2002. Prior to joining FBL, Mr. Seibel worked in public accounting at Ernst & Young. Mr. Seibel holds a bachelor’s degree in accounting from Iowa State University, is a certified public accountant and chartered global management accountant, a member of the American Institute of Certified Public Accountants and the Iowa Society of Certified Public Accountants, and holds the Fellow Life Office Management Institute (FLMI) certification. Mr. Seibel is also active in civic and industry organizations, currently serving on the Audit Committee for the Iowa State University Alumni Association and on the board of directors of Greater Des Moines Habitat for Humanity.
Kelli A. Eddy was named Chief Operating Officer — Life Companies in August 2019. She most recently served as Senior Vice President, Life Operations, for Voya Financial, Inc. (previously known as ING U.S., Inc.) from 2012 to March 2019, with responsibilities for individual life underwriting, employee benefits medical underwriting, medical department operations, new business operations, individual life executive benefits, life insurance operations strategy and execution, and life insurance risk management. Ms. Eddy holds a bachelor’s degree in finance from the University of Montana.
Lori K. Geadelmann was named General Counsel in March 2018. She joined FBL in 1993 and prior to being named as General Counsel, most recently served as Vice President — Assistant General Counsel and Corporate Compliance Officer. Ms. Geadelmann received a B.A., with distinction, from Iowa State University and a J.D. degree, with honors, from Drake University Law School. She serves on the life and health guaranty association boards in Iowa, Colorado, Montana and Wyoming, chairing the Iowa and Colorado boards of directors. Ms. Geadelmann is a Chartered Life Underwriter (CLU) and member of the Polk County Bar Association, Iowa State Bar Association, Association of Corporate Counsel and Society of Corporate Compliance and Ethics.
Daniel M. Koster was named Vice President — Marketing & Agency Services in March 2020. In this role, he has responsibility for agent support, client/member experience and marketing for the company’s brand, Farm Bureau Financial Services. Mr. Koster joined FBL in 1998 and held various marketing positions, leading to Vice President Marketing & Sales Services from 2015 until his appointment as Vice President — Marketing & Agency Services. Prior to joining FBL, Mr. Koster held marketing and research positions with Wells Fargo Financial, Pioneer Hi-Bred and Wells Fargo Card Services. He holds a bachelor’s degree in marketing and a master’s degree in agricultural economics, both from Iowa State University. Mr. Koster serves on the board of directors of Variety - the Children’s Charity.
Ronald L. Mead was named Vice President — Sales & Distribution in March 2020, with overall responsibility for sales and distribution through the company’s Farm Bureau Financial Services multi-line exclusive agency force. He joined FBL in 1992 and held various claims, operations and sales roles including Regional Vice President, Business Unit Vice President and most recently as Vice President Personal Lines & Agriculture from 2013 until being named to his current position. Mr. Mead holds a bachelor’s degree in business administration-finance and a master’s of business administration degree, both from the University of Nebraska-Lincoln. He is a Chartered Property Casualty Underwriter (CPCU) and a LIMRA Leadership Institute Fellow (LLIF). Mr. Mead also serves on the National Association of Mutual Insurance Companies (NAMIC) Property Casualty Conference Board as vice chairman.
Jay W. Seiboldt was named Chief Operating Officer — Property Casualty Companies in March 2020. Prior to his current position, he served as Vice President — Property Casualty Companies since 2019. Mr. Seiboldt joined FBL in 1981 and has held various claims, operations and sales roles including Vice President — Claims and Regional Vice President. He holds a bachelor’s degree in political science and government from the University of Nebraska-Lincoln and is a Chartered Property Casualty Underwriter (CPCU).
Jeffrey A. Whitehead joined FBL as Chief Investment Officer in June 2020. He previously worked for Aegon USA Investment Management since 2001, most recently serving as Head of Insurance Asset Management & Client Investment Solutions, leading a team that managed Transamerica’s general account portfolios. Mr. Whitehead holds a bachelor’s degree in mathematics from the University of Massachusetts, Amherst, is an Associate of the Society of Actuaries and is a Chartered Financial Analyst.
ITEM 11. EXECUTIVE COMPENSATION.
Compensation Discussion and Analysis
    This Compensation Discussion and Analysis provides information regarding compensation during 2020 for the following executive officers of the Company:

Daniel D. Pitcher, Chief Executive Officer
Donald J. Seibel, Chief Financial Officer and Treasurer
Kelli A. Eddy, Chief Operating Officer - Life Companies
Lori K. Geadelmann, General Counsel
Ronald L. Mead, Vice President - Sales and Distribution
Casey C. Decker, Chief Information Officer until October 20, 2020
Charles T. Happel, Chief Investment Officer through June 2020, now retired
    These executive officers are referred to in this Compensation Discussion and Analysis and in the subsequent tables as our named executive officers, or “NEOs.”

Overview
Reimbursement of Compensation Expenses by Managed Affiliates
    We primarily sell individual life insurance and annuity products through our subsidiary life insurance companies, which have an exclusive distribution channel in the Midwestern and Western sections of the United States. Advisors also offer wealth management and financial planning services. Other subsidiaries provide support services to our affiliated companies.
    In addition, we manage all aspects of two Farm Bureau-affiliated property-casualty companies, Farm Bureau Property & Casualty and Western Ag (together, the “PC Companies”). The financial results of the PC Companies are not included in our consolidated financial results. We earn a management fee from the PC Companies for our management services. Additionally, we are reimbursed for compensation and other expenses incurred by us in providing services to the PC Companies. While nearly all employees are employed by and compensated by the Company, the compensation expenses of our executive officers and employees are allocated between us and our subsidiaries on the one hand, and the PC Companies on the other hand, based on time and responsibility estimates and studies. For the NEOs, the PC Companies reimbursed us for the following percentage of their 2020 total compensation expense: Mr. Pitcher, 50.3%; Mr. Seibel, 35.0%; Ms. Eddy, 0%; Ms. Geadelmann, 6.0%; Mr. Mead, 67.8%; Mr. Decker, 73.7%; and Mr. Happel, 0%. Although none of Mr. Happel’s compensation expense was directly reimbursed to us, the PC Companies pay fees to one of our subsidiaries for investment advice and related services, as further described in Part III, Item 13 under “Certain Relationships and Related Party Transactions - Transactions with Farm Bureau Property & Casualty and Affiliates.”
    Enterprise wide, the PC Companies reimbursed us for approximately 69.7% of our 2020 total salary and payroll tax expenses, 48.3% of our 2020 annual cash incentives and 34.5% of our 2020 long-term incentives and deferred compensation. As a result, the PC Companies are paying their proportionate share of our total salaries, cash incentives and long-term incentives, as well as all other forms of compensation and benefits. These allocations and reimbursements should be considered in any analysis of the Company’s compensation costs, executive compensation costs and costs and uses of short-term and long-term incentive plans.
    We value good relationships with the state and local Farm Bureau entities which sponsor and allow us and the PC Companies to do business in their geographic areas. We believe attention to the property-casualty business allows us to do a more effective job of cross-selling life insurance products to property-casualty customers, and our cross-sales are consistently significantly above industry averages. We further emphasize this relationship by including property-casualty-related components in both our annual cash incentive and our long-term incentive programs.
Executive Compensation Philosophy and Goals
    The Company’s Management Development and Compensation Committee (referred to as the “Committee” in this Compensation Discussion and Analysis) periodically reviews the executive compensation program in light of trends in practice, regulatory guidance, internal developments and other considerations as appropriate. The programs reflect the key compensation principles of the Company as stated below.
    We expect that the Company’s compensation program will help us attract and retain highly qualified and motivated employees at all levels, encourage and reward achievement of our annual and long-term goals and operating plans and align officers’ and employees’ interests with shareholders, all in an effort to increase shareholder value. With respect to our executive officers, we intend that our executive compensation program will effectively and appropriately compensate them and will guide their activities in response to targeted incentives we provide, both over the short and long terms. We measure the appropriateness of the compensation package by comparing it to payments made by other companies in the insurance and financial services industries. Our target is to have overall executive compensation at approximately the blended average of the median of survey data and compensation for peer group companies for comparable positions and performance.
    We used a variety of compensation elements to reach these goals in 2020. These include base salary, annual cash performance-based incentives, long-term incentive awards measured by our stock price and by the financial performance of Farm Bureau Property & Casualty, retirement benefits, general employee benefits, executive benefits and limited perquisites. These elements are reviewed periodically and adjusted as appropriate.
    We strive to develop simple and effective programs that reflect the value of our Company. Transparency and integrity in the design, administration and communication of our program are key objectives.
Management Development and Compensation Committee and Supporting Resources
    The Committee is in charge of all aspects of executive compensation. The Committee’s responsibilities are to assure that the executive officers of the Company and its wholly-owned affiliates are compensated effectively in a manner consistent with shareholders’ interests and consistent with the compensation strategy of the Company, internal equity considerations, competitive practice and the requirements of the appropriate regulatory bodies, to oversee hiring, promotion and development of executive talent within the Company, including management succession planning and review, and to administer any benefit plans related to or based on the Company’s equity securities. A Stock Subcommittee consisting of only the independent members of the Committee has been formed to manage equity-based security grants under Section 16 of the Securities Exchange Act. The Committee has full responsibility for determining the compensation of the Chief Executive Officer, in conjunction with the Board of Director’s review of the Chief Executive Officer’s performance.
    The Committee has retained FW Cook as its compensation consultant, and has determined there are no relationships between the consultant and the Company or its affiliates that compromise the consultant’s independence. The consultant is exclusively accountable to the Committee. On occasion, certain executive officers may provide information regarding the compensation and benefit programs and business context to the consultant and review drafts of the consultant’s reports, where not concerning executive officer compensation, for accuracy with respect to Company information. The Company from time to time has also utilized the services of Korn Ferry in reviewing its employment and compensation arrangements, including executive compensation. Our Chief Executive Officer and Chief Financial Officer typically attend meetings of the Committee.
    At our 2020 annual meeting of shareholders, our shareholders cast an advisory vote to approve the compensation of our NEOs as disclosed in our proxy statement for that meeting. The proposal received the affirmative vote of more than 99% of the shares voted on that proposal, excluding abstentions and broker non-votes. The Committee believes this vote demonstrates shareholders’ support for the Company’s executive compensation practices.
Compensation Program for Named Executive Officers
What our compensation program is designed to reward
    To create shareholder value, we want to reward our NEOs when they deliver the performance our shareholders seek. We utilize base salary as a building block towards these objectives, establishing a salary range for particular positions based on survey data and job responsibilities. Being competitive in base salary is a minimum requirement to obtain and retain skilled insurance executives in the Des Moines, Iowa area given the significant number of home offices of insurers located in our area. Annual cash incentives keyed to short-term objectives provide a second step in appropriate compensation. The performance targets used to determine annual cash incentives emphasize earnings, growth and efficiency. The targets act as drivers of Company improvement and are proxies for Company performance and profitability. The Committee believes achievement of the targets will result in Company growth and profitability and will support Company objectives and promote shareholder interests. Finally, achievement of long-term objectives is enhanced by the use of long-term incentive (“LTI”) compensation awards. Our cash-settled restricted stock units have a value measured by our stock price to provide alignment with shareholders. Our cash-settled restricted surplus units have a value measured by the change in surplus of Farm Bureau Property & Casualty to provide alignment with the PC Companies managed by the Company. Both the restricted stock units and the restricted surplus units vest annually over a five-year period, which is intended to retain executives and provide a longer-term planning horizon. All units are settled in cash to avoid diluting shareholders.
    The combination of compensation elements used is meant to provide, for each element and in total, compensation that is market competitive, enabling us to attract and retain the caliber of executive leadership we need to be successful. Because comparative compensation information is just one of many factors considered in setting executive compensation, the Committee has discretion in determining the nature and extent of its use. The Committee reviews market information from two sources: data provided by Korn Ferry and proxy statements of peer group companies. The peer group, as approved by the Committee and adjusted to reflect any mergers and acquisitions, consisted of nine companies considered in setting 2020 target compensation, as shown below. The group includes only companies where executive compensation information is publicly available. The companies are selected based on geography, industry focus and comparable size.

American Equity Investment Life Holding Company	Primerica, Inc.
EMC Insurance Group, Inc.	RLI Corp.
Horace Mann Educators Corporation	State Auto Financial Corporation
Kemper Corporation	United Fire Group, Inc.
National Western Life Insurance Company
Why we pay each element of compensation
    Our compensation decisions typically start from an understanding of the competitive marketplace for insurance executive talent, together with our review of Company goals and objectives and our review of tally sheets listing the present total compensation available to our NEOs. We find the combination of base salaries, annual cash incentives, long-term incentives, some level of benefits and perquisites, together with retirement benefits, is normal in our universe of insurance and financial services firms. Competitive base salaries assist in our ability to attract and retain executives. Our incentive elements, both annual and long-term, encourage executives to realize Company short-term and long-term goals.
    The purpose of each element of compensation for 2020 is shown in the following table.

Category	Reward Element	Purpose
Base pay	Salary	Base compensation, a competitive requirement
Annual incentive	Management Performance Plan	Cash incentive for annual operating performance
Long-term incentives	Service-based cash-settled restricted stock units	Retention for share price appreciation, sustained financial performance and alignment with shareholder interests
	Service-based cash-settled restricted surplus units	Retention for increase in surplus of managed property-casualty insurer, sustained financial performance and alignment with PC Companies
Benefits	Various (see “Benefits” below)	Participant health, welfare and savings
Perquisites	Retirement and tax planning, executive physical exams and company car	Services and facilities provided to executives where beneficial to the Company
Retirement benefits	Defined contribution 401(k) plan	Tool for accumulation of assets, including share ownership
	Defined benefit pension plan (frozen to new entrants after 2012)	Assure income continuation in retirement consistent with benefits available to other salaried employees
Termination arrangements	Severance and change in control policy	Encourage continued service of executives despite risk of termination due to change in control
How we determine amounts under each element of compensation
    -    The Role of Executive Officers in the Compensation Process
    The Company’s executive officers make compensation assumptions every year in preparing budgets for the following year. Our Chief Executive Officer and Chief Financial Officer make recommendations to the Committee on Company compensation, including compensation for the other NEOs, covering salary, annual cash incentives and long-term incentives. Other elements of compensation are reviewed periodically. The Committee makes its own determination of the Chief Executive Officer’s compensation that includes a review of performance evaluations from each member of the Board of Directors, with the assistance of the compensation consultant and the Chairman. When recommending pay adjustments, the Chief Executive Officer considers internal pay equity among the executive officers and with other employees, subject to the review of the Committee.
    -    Base Salaries
    In addition to the Chief Executive Officer’s recommendations, the Committee periodically requests input on executive compensation ranges from its compensation consultant. To determine a specific salary within the range of recommendations, the Committee considers management input regarding the executive officer’s length of service in the position, experience, skills in handling short-range and long-range operational and strategic issues and completion of annual goals. The performance of the Chief Executive Officer is reviewed annually by the Committee, and includes input from the full Board of Directors. Annual reviews of the other NEOs are performed by the Chief Executive Officer and reviewed with the Committee.
    -    Annual Cash Incentives
    The Committee believes that a significant portion of annual cash compensation for the executive officers should be at risk and tied to the Company’s operational and financial results. Multiple business goals are established annually under our Management Performance Plan, weighted among earnings, growth and efficiency goals, including goals related to the PC Companies. Although difficult to maximize all annual goals due to their counterbalance (that is, achieving an efficiency goal might make it more difficult to achieve a growth goal, and vice versa), the goals are designed to align with factors that allow for the overall success of the Company on both a short-term and long-term basis consistent with sound risk management. The Committee retains discretion to adjust goals applicable to all awards when there is adequate reason to do so. For example, unexpected events could make a goal impossible to meet despite the best efforts of management and employees, or could make a goal too easy to meet. The Committee also has discretion to change or eliminate the payment of annual cash incentives.
    Performance triggers must be met before payments are made under the Management Performance Plan. In 2020, the property-casualty insurance triggers required that the aggregate statutory surplus of our two managed property-casualty companies increase or the risk-based capital ratio increase. The life insurance triggers required an increase in statutory surplus, excluding changes in the asset valuation reserves, dividends and capital contributions, or an increase in the risk-based capital ratio. The triggers were satisfied in 2020.

    Additionally, for 2020 our Chief Executive Officer had the authority, subject to the approval of the Committee, to increase or decrease payments to other executive officers by an amount up to 25% of each individual’s attained cash incentive for the year, so long as cumulative payments to all executive officers did not increase or decrease the total payment to all executive officers by more than 5%. No discretionary adjustments were made by the Chief Executive Officer for 2020.
    The goals under the Management Performance Plan have been grouped and weighted to emphasize their relative importance. Earnings goals are 48% of the total, followed by growth at 32% and efficiency at 20%. The weighting within each of these categories is split between goals related to property-casualty insurance and life insurance.
    2020 Management Performance Plan Goals

Goal	Threshold	Target	Cap	Weighting
EARNINGS
FBL Adjusted Operating Income Per Share	$3.91	$4.12	$4.33	25%
P&C Combined Ratio	103.6%	98.6%	96.6%	23%
GROWTH
FBL Life and Annuity Production Credit	$40,792,834	$42,052,760	$42,316,348	6%
FBL Wealth Management Production Credit	$62,259,906	$77,824,882	$86,655,173	4%
Life Insurance Applications	29,141	29,433	29,719	5%
P&C Membership Accounts	362,136	367,807	369,379	13%
P&C Non-Crop Direct Written Premium	$1,423,944,000	$1,455,202,000	$1,480,902,000	4%
EFFICIENCY
FBL Expenses	$108,593,249	$106,463,970	$104,334,690	10%
P&C Company Expenses	$236,750,576	$232,108,408	$227,466,240	10%
    Payments Pursuant to Management Performance Plan
     The range of potential payments as a percentage of base salary under the Management Performance Plan for each of our NEOs for 2020 is shown in the following table. The target percentage represents the amount available if a goal is met at a 100% level. Unless a threshold level is reached with respect to a goal, no attainment is achieved and no payment is realized by our NEOs for that goal. At the threshold level, payment related to a goal equals 50% of the target level. Payments rise proportionally for each goal up to 150% of the target level if the maximum level is reached and are capped at 150% of the target level to avoid encouraging excessive short-term risk-taking. Actual payments for 2020 are also shown below as a percentage of salary and as award amounts.

2020 Management Performance Plan Opportunities and Awards
	Threshold % of Salary	Target % of Salary	Maximum % of Salary	2020 Actual % of Salary
Name					Award Amount
Daniel D. Pitcher	30.0%	60.0%	90.0%	54.3%	$380,268
Donald J. Seibel	27.5%	55.0%	82.5%	49.8%	$214,882
Kelli A. Eddy	27.5%	55.0%	82.5%	49.8%	$147,302
Lori K. Geadelmann	27.5%	55.0%	82.5%	49.8%	$149,530
Ronald L. Mead	21.5%	43.0%	64.5%	39.3%	$119,732
Casey C. Decker (a)	27.5%	55.0%	82.5%	-	-
Charles T. Happel	27.5%	55.0%	82.5%	49.8%	$105,547
(a)    Mr. Decker was not eligible to receive an award for 2020 due to his resignation prior to year-end.

    In approving the payment of awards under the Management Performance Plan for 2020, the Committee made discretionary adjustments that resulted in net overall attainment under the Management Performance Plan increasing from approximately 73.9% to approximately 90.5%. In making these adjustments, the Committee took into account events and transactions in 2020 that were not contemplated in the Company’s financial plan, particularly with respect to the COVID-19 pandemic. The Committee increased attainment by (i) adjusting the amount of death benefits to disregard a portion of COVID-19-related claims that would have otherwise decreased attainment for the goal related to adjusted operating income per share, and (ii) disregarding the refund of a portion of personal auto insurance premiums during the second quarter of 2020 that would have otherwise decreased attainment for the goal related to the direct written premium of the PC Companies.
    -    Long-Term Incentives
    The Company’s LTI program has two components: (i) grants of cash-settled restricted stock units tied to our stock price under the Cash-Based Restricted Stock Unit Plan (the “Stock Unit Plan”), and (ii) grants of cash-settled restricted surplus units tied to the performance of Farm Bureau Property & Casualty under the Cash-Based Restricted Surplus Unit Plan (the “Surplus Unit Plan”). In 2020, approximately 50% of our LTI awards to NEOs were made pursuant to the Stock Unit Plan and approximately 50% were made pursuant to the Surplus Unit Plan.
    The Committee bases LTI awards on the position and salary of participants, so that the size of the award increases with the level of the position. For the NEOs in 2020, the LTI levels as a percentage of base salary were as follows: Mr. Pitcher, 70%; Mr. Seibel, 65%; Ms. Eddy, 65%; Ms. Geadelmann, 65%; Mr. Mead, 15%; Mr. Decker, 65%; and Mr. Happel, 65%. Mr. Mead’s LTI grant was made prior to his promotion as an executive officer.
    Awards Under the Stock Unit Plan
    Awards made under the Stock Unit Plan to our NEOs in 2020 consisted of grants of service-based cash-settled restricted stock units. The Committee believes that LTI grants tied to equity values are an effective and important tool in aligning the goals and interests of our NEOs with those of shareholders. Currently the Committee utilizes only cash-settled, rather than stock-settled, units to avoid shareholder dilution.
    The restricted stock units awarded to NEOs in 2020 vest over five years, with 20% vesting on each anniversary of the grant, thus encouraging retention and a long-term focus. The payment amount equals the market value on the date of vesting of a corresponding number of shares of our Class A common stock, plus dividend equivalents accrued between the grant date and the vest date at the same rate as dividends on shares of our Class A common stock. Since the size of the award depends upon the market value of our common stock, the Committee believes participants will remain incentivized to take actions to improve the Company’s stock price.
    See the “2020 Grants of Plan-Based Awards” table below under the columns “Estimated Future Payouts Under Equity Incentive Plan Awards” and “Grant Date Fair Value of Stock and Option Awards” for the number of restricted stock units granted and date-of-grant value for each of our NEOs in 2020.
    Awards Under the Surplus Unit Plan
    Awards made under the Surplus Unit Plan to our NEOs in 2020 consisted of grants of service-based cash-settled restricted surplus units. The Committee believes that LTI grants tied to the results of Farm Bureau Property & Casualty are an effective and important tool in tying the goals and interests of our NEOs more closely to the goals and interests of our managed affiliates. This relationship is described in greater detail above, under “Overview - Reimbursement of Compensation Expenses by Managed Affiliates.”
    Like the restricted stock units awarded under the Stock Unit Plan, the restricted surplus units granted to NEOs in 2020 are service-based, cash-settled, and vest over five years, with 20% vesting on each anniversary of the grant, thus encouraging retention and a long-term focus. Since the payment amount depends upon the results of Farm Bureau Property & Casualty, the Committee believes participants will remain incentivized to take actions in the best long-term interest of our managed affiliate. As administered in 2020, the notional value of each restricted surplus unit granted was $100, with the value increasing or decreasing based on the average annual percentage change in surplus of Farm Bureau Property & Casualty for the three calendar years preceding the first vesting date following the grant date. In August 2018, the Committee approved changing the surplus calculation applicable to restricted surplus units granted in 2018, 2019 and 2020 to exclude the impact of additional defined benefit plan contributions in 2017 and 2018 by Farm Bureau Property & Casualty in excess of planned contribution amounts. Making additional defined benefit plan contributions in 2017 and 2018 was expected to be beneficial to Farm Bureau Property & Casualty, but would have decreased its surplus and accordingly the valuation of the restricted surplus units based in part on 2017 or 2018 results. By excluding the impact of the additional defined benefit plan contribution amounts from the surplus calculation for 2017 and 2018, the goal of the Committee was to avoid penalizing management, including our NEOs, for taking actions beneficial to the Company’s managed affiliate.

    See the “2020 Grants of Plan-Based Awards” table below under the columns for “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” for the number of restricted surplus units granted and the notional value of such units on the date of grant for each of our NEOs in 2020.
    -    Benefits
    The Company offers benefit plans such as retirement, 401(k), vacation, medical, life and disability insurance to executive officers on the same basis as offered to all employees. Executive officers also participate in an executive disability policy with benefits up to 75% of salary.
    We previously maintained an executive universal life insurance plan that was frozen because it was not common among our peers. One of our NEOs, Mr. Seibel, continues to receive benefits under this plan because he was an executive at the time the plan was frozen. See footnote (d) to the “Summary Compensation Table” below for detail.
    -    Perquisites
    The Company provides executive officers with the use of company-leased vehicles. The Company also makes available to executive officers limited reimbursement for retirement planning services, tax return assistance and relocation services as needed, along with a program of annual executive physicals.
    -    Retirement and Termination Benefits
    Our defined retirement benefit plan was frozen to new entrants at the end of 2012 to reduce our risk in regard to substantial fluctuations in our liabilities and expense while still providing our executives and employees with competitive retirement opportunities. Employees who had not attained certain age and service requirements by that date no longer accrue additional years of service in the plan. An increased 401(k) benefit was provided to new employees and to those who did not meet the age and service requirements. See the further description of the Company’s retirement plans under “Pension Benefits” below.
    Following Mr. Happel’s announcement in February 2020 that he planned on retiring around midyear 2020, the Company entered into a transition agreement with Mr. Happel to incentivize him to continue his employment until his successor had been hired. Under the terms of the agreement, Mr. Happel was awarded a transition bonus in the amount of $25,000 per month from January 1, 2020 and continuing each month of employment thereafter, conditioned on Mr. Happel remaining employed by the Company through at least June 1, 2020 and providing assistance in the transition of his duties to his successor. Mr. Happel continued in his position through June 2020 and earned a total transition bonus of $150,000 under the agreement. The transition bonus payment is included in the “Summary Compensation Table” below for 2020 in the “All Other Compensation” column. Mr. Happel also received his company car upon his retirement.
    -    Change in Control and Severance Arrangements
    Our NEOs and certain other officers are subject to a severance plan which will pay from six months to twelve months of base salary, based on years of service, to such officers upon a change of control where the executive is terminated involuntarily without cause.
Additional Information Regarding Executive Compensation
    Other policies and items important to a shareholder’s understanding of the Company’s overall executive compensation program include the following.
Timing of Grants of Incentive Awards
    The Committee expects to pay the annual short-term cash incentive in February of each year and expects to make LTI grants of cash-settled restricted stock units and cash-settled restricted surplus units in February or March. The Company does not time its grants in coordination with the release of material non-public information.
Stock Ownership Guidelines
    The Committee believes that a fundamental goal of executive compensation is to tie the efforts of the executives to goals of increasing shareholder value. Accordingly, the Company makes annual LTI awards under the Stock Unit Plan as described in greater detail above pursuant to which the size of the award ultimately depends upon the market value of our common stock on each annual vesting date over the next five years following the award.
    Additionally, the Chief Executive Officer is expected to establish an ownership position of significant value as a multiple of salary. The Committee has therefore established Stock Ownership Guidelines that require the Chief Executive Officer to own FBL Financial Group common stock worth 1.5 times annual base salary within five years of his or her start or promotion date. Ownership for this purpose includes shares owned outright, in retirement and deferred compensation plans and outstanding grants of cash-settled restricted stock units. The Company’s Chief Executive Officer is on schedule to meet the ownership requirement on a timely basis. Other officers of the Company, including other executive officers, are encouraged to own FBL Financial Group common stock during their tenure commensurate with their income and net worth.
Clawback Policy
     To further align management’s interests with those of shareholders and support good governance practices, the Committee has adopted a clawback policy applicable to STI and LTI awards to executive officers. In the event the Company or Farm Bureau Property & Casualty is required to prepare an accounting restatement due to errors, omissions or fraud, or any financial or operational metric of the Company or Farm Bureau Property & Casualty was calculated incorrectly (whether or not the Company or Farm Bureau Property & Casualty is required to restate their respective financial statements), the Committee may, in its sole discretion, direct the Company to recover from each of the executive officers the excess value received from any incentive award over the value actually earned based on the restated or corrected performance, regardless of the executive officer’s lack of misconduct. The policy also allows the Company to seek to recoup benefits from any employee involved in the misconduct causing the restatement.
Anti-Hedging and Anti-Pledging Policy
    Certain transactions that hedge or offset, or are designed to hedge or offset, decreases in the market value of the Company’s stock can reduce alignment with the interests of shareholders. Our policies do not permit our NEOs or their related persons to hedge their ownership by (i) selling FBL Financial Group securities short, (ii) trading puts, calls or other derivatives on FBL Financial Group securities, (iii) holding FBL Financial Group securities in a margin account or pledging such securities as collateral for a loan, or (iv) entering into hedging, monetization or similar arrangements with respect to FBL Financial Group securities. A “related person” includes such person’s spouse, minor children, other persons living in such person’s household and entities over which such person exercises control.
Tax Matters
    Section 162(m) of the Internal Revenue Code limits the deductibility by public companies of compensation paid to each covered executive officer to $1 million per taxable year. The Tax Cuts & Jobs Act of 2017 eliminated the exception for qualifying performance-based compensation from the deduction limitations of Section 162(m), effective for taxable years beginning after December 31, 2017, unless such performance-based compensation qualifies for transition relief that may be applicable to certain arrangements in place as of November 2, 2017. The Committee views the tax deductibility of executive compensation as one of many factors to consider in structuring the Company’s executive compensation program. The Committee may award compensation that it determines to be consistent with the goals of our executive compensation program even if such compensation is not deductible for tax purposes.
Compensation Committee Report
    The Management Development and Compensation Committee of FBL Financial Group, Inc. has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.
                        Roger K. Brooks, Chair
                        Richard W. Felts
                        Paul A. Juffer
                        Scott E. VanderWal

Summary Compensation Table
    The following table provides information regarding the total compensation of each of the NEOs for the fiscal years ended December 31, 2020, 2019 and 2018.

Name & Position	Year	Salary ___($)___	Stock Awards(a) ___($)___	Non-Equity Incentive Plan Compensation(b) ____($)____	Change in Pension Value and Non-Qualified Deferred Compensation Earnings(c) ____($)____	All Other Compensation (d) ___($)___	Total ___($)___
Daniel D. Pitcher	2020	700,000	245,022	625,268	1,238,630	49,442	2,858,362
Chief Executive Officer	2019	447,856	145,588	384,531	158,111	48,143	1,184,229
	2018	431,668	140,264	388,734	347,564	51,920	1,360,150

Donald J. Seibel	2020	431,515	140,258	355,082	871,180	72,082	1,870,117
Chief Financial Officer	2019	416,923	135,523	357,928	195,995	75,770	1,182,139
	2018	401,853	130,581	361,875	303,484	71,297	1,269,090

Kelli A. Eddy	2020	295,804	96,159	243,402	—	125,033	760,398
Chief Operating Officer - Life

Lori K. Geadelmann	2020	300,279	97,611	247,130	753,852	44,206	1,443,078
General Counsel

Ronald L. Mead	2020	304,368	17,694	137,432	549,279	52,573	1,061,346
VP - Sales and Distribution

Casey C. Decker	2020	258,036	104,333	104,300	204,366	120,759	791,794
Former Chief Information Officer

Charles T. Happel	2020	211,954	137,784	243,347	1,232,843	257,040	2,082,968
Former Chief Investment Officer	2019	409,574	133,113	351,607	195,335	51,895	1,141,524
	2018	393,821	128,018	354,652	432,196	51,147	1,359,834

(a)The amounts in this column reflect the most probable outcome award value at the date of the grant in accordance with FASB ASC Topic 718. The 2020 awards were in the form of service-based cash-settled restricted stock units which vest ratably over a five-year period. The value equals the date of grant market value of an equal number of common shares. When paid, the actual amount will depend upon the market value of the corresponding shares. The maximum 2020 award value as of the date of grant, if paid, would be the amount indicated. For assumptions used in determining values, see Note 8 to the consolidated financial statements contained in this Form 10-K. Also see “Compensation Discussion and Analysis - Long-Term Incentives - Awards Under the Stock Unit Plan,” above, for further detail regarding the restricted stock units.
(b)Consists of awards under the Management Performance Plan, which are paid between February 1 and March 15 of the year following performance, and awards of service-based cash-settled restricted surplus units which vest ratably over a five-year period. See “Compensation Discussion and Analysis - Annual Cash Incentives” and “Compensation Discussion and Analysis - Long-Term Incentives - Awards Under the Surplus Unit Plan” above, respectively, for further detail. The value of the restricted surplus units equals the notional value on the date of grant. When paid, the actual amount will depend upon the results of Farm Bureau Property & Casualty.
(c)Represents actuarial increases in the present value of the benefits to the NEOs under the Company’s pension plans determined using interest rate and mortality rate assumptions consistent with those used in the Company’s financial statements and includes amounts which the NEO may not currently be entitled to receive because such amounts are not vested.
(d)All other compensation for 2020 includes the following:

	Life Insurance Executive UL(a)	Life Insurance Term(a)	Registrant Contribution to Defined Contribution Plans	Perquisites and Other Personal Benefits(b)	Medical, Dental & LTD Insurance	Vacation Paid or Sold	Auto Allowance	Other(c)	Total
Name	___($)___	___($)___	____($)____	____($)___	___($)___	___($)___	___($)___	___($)___	___($)___
Daniel D. Pitcher	—	12,013	8,550	—	11,605	—	17,274	—	49,442
Donald J. Seibel	6,012	4,449	8,550	5,299	20,381	7,920	19,471	—	72,082
Kelli A. Eddy	—	4,135	21,742	61,969	20,112	—	17,075	—	125,033
Lori K. Geadelmann	—	3,661	8,550	875	14,713	3,307	13,100	—	44,206
Ronald L. Mead	—	1,553	6,621	17,635	19,412	—	7,352	—	52,573
Casey C. Decker	—	1,326	55,082	3,305	17,233	26,896	16,917	—	120,759
Charles T. Happel	—	4,118	8,550	2,680	8,884	37,494	9,965	185,349	257,040

(a)    NEOs received the costs of an executive life insurance program in two components. First is a universal life insurance policy, the value of which was frozen at year end 2006. The ongoing payments will make the policy at the 2006 value paid up at age 65. Second is the cost of term life insurance to bring the total insurance benefit to two times salary and annual cash incentive.
(b)    Perquisites and other personal benefits include retirement and tax planning, executive physicals, taxable guest travel, internal employee recognition awards and, in the case of former employees included in the table above, the receipt of certain electronic equipment following termination of employment. For Ms. Eddy, also includes a relocation allowance in the amount of $16,301 and moving expenses totaling $45,668.
(c)    For Mr. Happel, consists of a transition bonus in the amount of $150,000, the value of the car transferred to Mr. Happel upon his retirement and the related registration fees in the amount of $35,099 and a retirement gift. See “Compensation Discussion and Analysis - Retirement and Termination Benefits” above for further detail.
2020 CEO Pay Ratio
    As reflected in the Summary Compensation Table above, the total compensation of our Chief Executive Officer in 2020 was $2,858,362. We estimate the total compensation of our median employee, excluding the Chief Executive Officer, was $68,456 in 2020. As a result, the Chief Executive Officer’s annual total compensation was approximately 42 times that of the median employee. As permitted by SEC rules, the median employee utilized for 2020 is the same employee identified in 2019 because there have been no changes in our employee population or employee compensation arrangements that we reasonably believe would result in a significant change to our pay ratio disclosure. In 2019, we identified our median employee based on total cash compensation paid to employees from January 1, 2019 through October 2, 2019 for individuals employed by us on October 2, 2019. Given the different methods that various public companies may use to estimate their CEO pay ratio, the estimated ratio set forth above should not be used as a basis for comparison between companies.
Compensation Risk Oversight
The Board of Directors is responsible for the Company’s risk oversight. The Management Development and Compensation Committee reviews the potential of risks being related to or created by compensation and incentive systems. It concluded in February 2021 that the Company’s compensation policies and practices for all employees, including executive officers, do not create risks that are reasonably likely to have a material adverse effect on the Company.
2020 Grants of Plan-Based Awards

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(a)(b)				Estimated Future Payouts Under Equity Incentive Plan Awards(c)			Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Date of Board Action	Units (#)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Daniel D. Pitcher	N/A	N/A	—	210,000	420,000	630,000	—	—	—	—
	2/1/2020	11/20/2019	2,450	—	245,000	—	—	—	—	—
	2/1/2020	11/20/2019	—	—	—	—	—	4,556	—	245,022
Donald J. Seibel	N/A	N/A	—	118,667	237,333	356,000	—	—	—	—
	2/1/2020	11/20/2019	1,402	—	140,200	—	—	—	—	—
	2/1/2020	11/20/2019	—	—	—	—	—	2,608	—	140,258
Kelli A. Eddy	N/A	N/A	—	81,346	162,692	244,038	—	—	—	—
	2/1/2020	11/20/2019	961	—	96,100	—	—	—	—	—
	2/1/2020	11/20/2019	—	—	—	—	—	1,788	—	96,159
Lori K. Geadelmann	N/A	N/A	—	82,577	165,153	247,730	—	—	—	—
	2/1/2020	11/20/2019	976	—	97,600	—	—	—	—	—
	2/1/2020	11/20/2019	—	—	—	—	—	1,815	—	97,611
Ronald L. Mead	N/A	N/A	—	65,439	130,878	196,317	—	—	—	—
	2/1/2020	11/20/2019	177	—	17,700	—	—	—	—	—
	2/1/2020	11/20/2019	—	—	—	—	—	329	—	17,694
Casey C. Decker	N/A	N/A	—	70,960	141,920	212,880	—	—	—	—
	2/1/2020	11/20/2019	1,043	—	104,300	—	—	—	—	—
	2/1/2020	11/20/2019	—	—	—	—	—	1,940	—	104,333
Charles T. Happel	N/A	N/A	—	58,287	116,575	174,862	—	—	—	—
	2/1/2020	11/20/2019	1,378	—	137,800	—	—	—	—	—
	2/1/2020	11/20/2019	—	—	—	—	—	2,562	—	137,784
(a)    For each of our NEOs, the first row indicates awards under the Management Performance Plan. Threshold payments for this plan represent the total amount payable if each performance goal’s minimum requirements were met. Actual amounts payable for a goal would be zero if a threshold for a goal is not met. See “Compensation Discussion and Analysis - Annual Cash Incentives” above for further detail.
(b)    For each of our NEOs, the second row indicates awards under the Cash-Based Restricted Surplus Unit Plan. The target amount represents the notional value of the restricted surplus units awarded. For information regarding service requirements applicable to these awards, see the discussion of our Long-Term Incentives in the “Compensation Discussion and Analysis” section above.

(c)    For each of our NEOs, the third row indicates awards under the Cash-Based Restricted Stock Unit Plan. The value of the restricted stock units awarded under this plan are determined by reference to the market value of the same number of shares of our Class A common stock. For information regarding service requirements applicable to these awards, see the discussion of our Long-Term Incentives in the “Compensation Discussion and Analysis” section above.
Outstanding Equity Awards at Year-End 2020

	Stock Awards
Name	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (a) (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested (b) $
Daniel D. Pitcher	8,602	451,691
Donald J. Seibel	6,375	334,751
Kelli A. Eddy	1,788	93,888
Lori K. Geadelmann	3,825	200,851
Ronald L. Mead	798	41,903
Casey C. Decker	—	—
Charles T. Happel	—	—
(a)    These awards are cash-settled restricted stock units that vest and are paid ratably over five years of service. Assuming that each of the NEOs continues to be employed by the Company, restricted stock unit vesting dates are as follows:

	Date
Name	2/1/2021	2/1/2022	2/1/2023	2/1/2024	2/1/2025
Daniel D. Pitcher	2,543	2,109	1,716	1,322	912
Donald J. Seibel	2,040	1,636	1,272	905	522
Kelli A. Eddy	357	357	358	358	358
Lori K. Geadelmann	999	942	892	629	363
Ronald L. Mead	253	205	160	114	66
(b)    Calculated based on the closing market price of the Company’s Class A common stock on December 31, 2020.
Option Exercises and Stock Vested in 2020

	Stock Awards
	Number of Shares Acquired on Vesting	Value Realized on Vesting(a)
Name	(#)	($)
Daniel D. Pitcher	2,586	169,553
Donald J. Seibel	2,417	158,518
Kelli A. Eddy	—	—
Lori K. Geadelmann	762	47,133
Ronald L. Mead	300	19,690
Casey C. Decker	786	47,396
Charles T. Happel	2,369	155,368
(a)    The dollar amounts shown are determined by multiplying the number of restricted stock units vested by the closing price of the Company’s Class A common stock on the vesting date and any dividend equivalents attributable to such restricted stock units. The restricted stock units are settled in cash.

Pension Benefits

		Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Name	Plan Name
Daniel D. Pitcher	Qualified Retirement Plan	22	1,357,950	—
	Supplemental Retirement Plan	22	2,598,436	—
Donald J. Seibel	Qualified Retirement Plan	24	1,455,370	—
	Supplemental Retirement Plan	24	2,073,786	—
Kelli A. Eddy	N/A	—	—	—
Lori K. Geadelmann	Qualified Retirement Plan	27	1,528,724	—
	Supplemental Retirement Plan	27	801,030	—
Ronald L. Mead	Qualified Retirement Plan	28	1,384,412	—
	Supplemental Retirement Plan	28	279,021	—
Casey C. Decker	Qualified Retirement Plan	8	350,515	—
	Supplemental Retirement Plan	8	264,992	—
Charles T. Happel	Qualified Retirement Plan	33	—	2,321,296
	Supplemental Retirement Plan	33	2,371,104	675,587
    The table above utilizes interest rate and mortality rate assumptions consistent with those used in the Company’s financial statements. For a description of valuation methods and material assumptions used in accounting for pension obligations, see Note 8 to the Company’s audited consolidated financial statements included in this Form 10-K.
    Employees who had attained age 21, had one year of service and were employed prior to January 1, 2013 are generally covered under the FBL Financial Group Retirement Plan and the FBL Financial Group Supplemental Retirement Plan (together, the “plan”). The two plans operate in tandem to provide benefits to participants. The FBL Financial Group Retirement Plan is a qualified plan under Section 401(a) of the Internal Revenue Code and the FBL Financial Group Supplemental Retirement Plan is a non-qualified plan which provides benefits according to the overall plan formulas, but includes compensation exceeding limits on compensation that can be taken into account under Section 401(a)(17) and provides benefits provided by the formula which are otherwise limited by Section 415 of the Internal Revenue Code. The plan was frozen to new entrants at the end of 2012, and employees who had not attained 40 years of age and 10 years of service by that date no longer accrue additional years of service in the plan.
    The plan is a defined benefit plan which provides benefits to retirees who have at least 10 years of service and have attained age 55, or have five years of service and have attained age 65. The amount provided is a percentage of the high 36 consecutive-month average salary and annual cash incentive calculated according to the following formula: for service prior to 1998, 2% per year for the first 10 years of service, plus 2.5% for each year in excess of 10 years of service, up to 30 years of service; for service after 1997 and prior to 2008, 1.675% per year of service, plus 0.325% per year of service times the average salary and annual cash incentive less social security covered compensation; for service after 2007, 1.275% per year of service, plus 0.225% per year of service times the average salary and annual cash incentive less social security covered compensation. Unreduced early retirement benefits are provided when age plus years of service equal 85 on the benefit earned before 2002. Reduced early retirement benefits on the benefits earned prior to 2008 are generally provided with reductions of 3% per year before age 65. Reduced early retirement benefits on the benefits earned beginning in 2008 are generally provided with reductions of 6.67% per year for ages 60 to 64, and 3.33% per year for ages 55 to 59. There is an automatic annual cost of living adjustment not to exceed 4.0% on the benefit earned before 2002.
    Years of service include all years in which an individual first exceeds 1,000 hours of service and any year thereafter in which the person exceeds 500 hours of service. The compensation covered by the plan is calculated based upon total salary and annual cash incentives paid to the participant during the given year.
    The qualified plan provides a monthly benefit for life with a guarantee of 120 monthly payments. Participants may instead elect to receive another form of monthly payment under the plan or a lump sum payment, or elect to receive a portion of the benefit monthly and the remaining portion in lump sum.
    The non-qualified plan provides either a lump sum payment or substantially equal annual payments up to fifteen years. Members of the Company’s management team, including our NEOs, are not permitted to elect a lump sum payment with respect to the present value of the accrued benefit earned after the year in which they first became a member of the management team, or earned after 2007 for those participants who were members of the management team at that time. Instead, such payments are made in substantially equal annual amounts over an elective period of five to fifteen years. However, if the present value of any participant’s accrued benefit is less than $100,000, the payment is made in a lump sum, regardless of any contrary election and regardless of whether the participant is a member of the management team.
2020 Non-Qualified Deferred Compensation
The Company sponsors a Non-Qualified Excess 401(k) Plan (the “Excess Plan”), which replaced the Company’s Employer Match Deferred Compensation Plan (“MDCP”) and Executive Salary and Bonus Deferred Compensation Plan (“SBDCP”) effective January 1, 2014. The Excess Plan provides the opportunity to make deferrals of salary and the annual cash incentive. Those employees who continue to accrue years of service in the FBL Financial Group Retirement Plan, discussed above under “Pension Benefits,” are not eligible to receive company contributions to the Excess Plan. Employees not accruing service under the FBL Financial Group Retirement Plan receive matching contributions from the Company in an amount equal to 100% of the first 4% of compensation deferred, plus 50% of the next 2% of compensation deferred, after also taking into account deferrals and company matching contributions received in the 401(k) plan, and are also eligible for discretionary contributions from the Company based on age and years of service. Matching contributions vest immediately, while discretionary contributions vest after three years of service. Earnings are based on various investment funds available. Distributions may begin upon a separation from service, while still employed or upon a change in control. Participating employees may receive distributions in a lump sum or in up to 10 annual installments.
    Contributions to the MDCP ceased as of December 31, 2013. All contributions to the MDCP were made by the Company; there were no employee contributions to the plan. MDCP earnings are based on a Farm Bureau Life fixed income annuity or on units representing the Company’s Class A common stock. Contributions of amounts based on the investment fund are distributed in cash. Contributions of amounts based on FBL Financial Group stock are distributed in shares of common stock for contributions prior to 2012, and in cash for contributions thereafter. Distributions are made in lump sum within 90 days of employee termination or after six months if the individual is a specified employee under Internal Revenue Code Section 409A, or if approved, for an unforeseen financial hardship.
    Contributions to the SBDCP also ceased as of December 31, 2013. The SBDCP consisted of the deferral of a portion of salary and annual cash incentive. Earnings are based on units representing the Company’s Class A common stock. Distributions are made in shares of common stock for deferrals prior to 2012, and in cash for deferrals thereafter. Participating employees could elect to receive distributions in a lump sum or in five or ten annual installments, and to choose to receive distributions upon termination or another specified future date.
    The following table provides information regarding contributions and earnings under our non-qualified deferred compensations plans in 2020 for each NEO, as well as each NEO’s aggregate balance in such plans on December 31, 2020.

		Executive Contributions in Last FY	Registrant Contributions in Last FY	Aggregate Earnings in Last FY	Aggregate Balance at Last FYE
Name	Plan	($)	($)	($)	($)
Daniel D. Pitcher	N/A	—	—	—	—
Donald J. Seibel	Employer Match Deferred Compensation Plan	—	—	179	6,154
	Executive Salary and Bonus Deferred Compensation Plan	—	—	(23,234)	572,910
	NQ Excess 401(k)	111,214	—	84,756	1,519,236
Kelli A. Eddy	NQ Excess 401(k)	18,658	3,565	5,994	46,892
Lori K. Geadelmann	Employer Match Deferred Compensation Plan	—	—	28	971
	Executive Salary and Bonus Deferred Compensation Plan	—	—	(3,650)	89,992
	NQ Excess 401(k)	77,391	—	11,920	89,311
Ronald L. Mead	NQ Excess 401(k)	15,870	—	9,776	75,127
Casey C. Decker	NQ Excess 401(k)	42,271	26,832	19,115	171,748
Charles T. Happel	NQ Excess 401(k)	—	—	1,091	356,796
Potential Payments Upon Termination or Change in Control
    The text and table below reflect the amounts payable to each of the NEOs in the event of termination of employment at December 31, 2020, for those NEOs employed on that date, under various scenarios. The value of equity awards was calculated using the Company’s year-end closing stock price of its Class A common stock, $52.51 per share.
    Regardless of the manner in which an NEO’s employment terminates, he or she is entitled to receive certain amounts earned during the term of employment. Such amounts would include: (i) base salary to the termination date, (ii) accrued and vested retirement plan amounts and (iii) vested amounts under the Company’s non-qualified deferred compensation plans, as discussed above under “2020 Non-Qualified Deferred Compensation.”

    The Company’s severance plan for the NEOs is discussed in the Compensation Discussion and Analysis section above under “Change in Control and Severance Arrangements.” The following table indicates the amounts potentially payable to each of the NEOs at December 31, 2020 in the event of an involuntary termination not for cause, whether following a change in control or otherwise. Except as discussed above, no amounts are payable to the NEOs at December 31, 2020 in the event of a voluntary termination or a termination for cause.

Name	Termination Scenario	Severance ($)	Total ($)
Daniel D. Pitcher	Involuntary Termination Not for Cause	700,000	700,000
Donald J. Seibel	Involuntary Termination Not for Cause	431,515	431,515
Kelli A. Eddy	Involuntary Termination Not for Cause	147,902	147,902
Lori K. Geadelmann	Involuntary Termination Not for Cause	300,279	300,279
Ronald L. Mead	Involuntary Termination Not for Cause	304,368	304,368
Payments Upon Retirement
    In the event of retirement, an NEO would be entitled to receive the amounts accrued and vested under the FBL Financial Group Retirement Plan and the FBL Financial Group Supplemental Retirement Plan, as discussed above under “Pension Benefits.” The NEO would also receive a prorated annual cash incentive based upon completed service. Since the plan year for the Company’s annual cash incentive ends on December 31, for those NEOs employed on December 31, 2020, an NEO who retired on that date would have received the full amount reflected under the “Award Amount” column of the table titled “2020 Management Performance Plan Opportunities and Awards” in the Compensation Discussion and Analysis section above. Unvested restricted stock units and unvested restricted surplus units are forfeited at retirement.
    Mr. Seibel still participates in our frozen executive universal life insurance plan, as discussed in the Compensation Discussion and Analysis section above under “Benefits,” because he was an executive at the time the plan was frozen. Upon retirement, participants in this plan receive a lump sum payment sufficient for the policy to be paid up at its December 31, 2006 value at age 65, to endow at age 95. This would have resulted in a lump sum payment of $53,965 to Mr. Seibel had he retired on December 31, 2020.
Payments Upon Death or Disability
    In the event of an NEO’s death or disability, the NEO or the NEO’s beneficiary would receive a prorated annual cash incentive based upon completed service as discussed above under “Payments Upon Retirement.” Additionally, unvested restricted stock units and unvested restricted surplus units are prorated based on the number of months from the grant date to termination by reason of death or disability as compared to the number of months from the grant date to the vesting date for each 20% portion of the restricted stock units and restricted surplus units. As of December 31, 2020, the amounts payable for unvested restricted stock units to each of the NEOs in the event of death or disability would have been as follows: Mr. Pitcher, $122,401; Mr. Seibel, $98,194; Ms. Eddy, $17,171; Ms. Geadelmann, $48,099; and Mr. Mead, $12,182. As of December 31, 2020, the amounts payable for unvested restricted surplus units to each of the NEOs in the event of death or disability would have been as follows: Mr. Pitcher, $209,950; Mr. Seibel, $177,643; Ms. Eddy, $19,536; Ms. Geadelmann, $76,838; and Mr. Mead, $21,940. The NEOs would also receive the amounts accrued and vested under the FBL Financial Group Retirement Plan and the FBL Financial Group Supplemental Retirement Plan in the event of death or disability, as discussed above under “Pension Benefits,” as well as accrued company matching and discretionary contributions under the 401(k) plan and Excess Plan.
    Each of the NEOs is insured under the Company’s group term life insurance and Mr. Seibel is insured under the frozen executive universal life insurance plan. In each case, the total life insurance benefit is two times salary and annual cash incentive. The NEOs also participate in an executive disability policy with benefits up to 75% of salary.

Director Compensation
Compensation of Non-Employee Directors
Cash compensation payable to our non-employee directors is shown in the table below.

Non-employee directors annual fee	$45,000
Class A Director retainer	30,000
Class B Director retainer	12,500
Board meeting fees	1,500
Board telephonic meeting fees	1,000
Committee meeting fees
Audit	1,000
Management Development and Compensation	1,000
Class A Nominating and Corporate Governance	1,000
Executive	1,000
Class B Nominating By telephone	500 250
Other Retainers
Lead Director	10,000
Audit chair	10,000
Management Development and Compensation chair	10,000
Class A Nominating and Corporate Governance chair	5,000
    Additionally, members of the Special Committee established by the Board to evaluate and negotiate a potential transaction with Farm Bureau Property & Casualty and consider other alternatives available to the Company received compensation of $1,000 for each committee meeting. See “Part III, Item 10. Directors, Executive Officers and Corporate Governance - Corporate Governance - Board Committees” for further information regarding the Special Committee.
Non-employee directors who serve on the boards of both the Company and its wholly owned subsidiary, Farm Bureau Life, receive the higher of the two retainers paid to directors, not both. Directors may elect to receive their fees in cash or in cash-settled deferred stock equivalent units pursuant to the Director Compensation Plan. All directors are reimbursed for travel expenses incurred in attending Board and committee meetings.
2020 Director Compensation Table

	Fees Earned/Paid in Cash(e)	Stock Awards	All Other Compensation(f)	Total
Name(a)	($)	($)	($)	($)
Roger K. Brooks	128,000	—	—	128,000
Richard W. Felts(b)	62,000	—	21,300	83,300
Joe D. Heinrich(c)	54,500	—	—	54,500
Craig D. Hill(d)	—	75,131	—	75,131
Paul A. Juffer	126,000	—	—	126,000
Paul E. Larson	137,500	—	—	137,500
Kevin D. Paap	55,000	—	21,300	76,300
Bryan L. Searle	54,000		23,550	77,550
Scott E. VanderWal	57,000	—	21,764	78,764
(a)Excludes Mr. Pitcher, who as Chief Executive Officer of the Company was not separately compensated for his service as a director. See the “Compensation Discussion and Analysis” section and “Summary Compensation Table” above for further information regarding Mr. Pitcher’s compensation.
(b)Mr. Felts is an officer of the Kansas Farm Bureau. Of the indicated compensation amount, a portion of that payable to Mr. Felts was paid to the Kansas Farm Bureau, and he was separately compensated by that organization for his services, including service as a director of the Company.
(c)Mr. Heinrich is an officer of the Iowa Farm Bureau Federation. Of the indicated compensation amount, a portion of that payable to Mr. Heinrich was paid to the Iowa Farm Bureau Federation, and he was separately compensated by that organization for his services, including service as a director of the Company.
(d)As a corporate officer, Mr. Hill is also considered an employee of the Company. As such, he received stock awards consisting of service-based cash-settled restricted stock units which vest and are paid over a five-year period.
(e)Various directors have elected to defer various amounts of earned fees to the Director Compensation Plan, a nonqualified deferred compensation vehicle which accumulates cash-settled restricted stock units based on the market price of the Company’s Class A common stock on the date of fee payments. The

Director Compensation Plan also accumulates dividend equivalents on the restricted stock units at the same rate as dividend payments on the Company’s Class A common stock.
(f)Includes Farm Bureau Life director retainer, Farm Bureau Life board and committee meeting fees, group life premiums for Farm Bureau Life directors, Class B Nominating Committee fees and guest travel.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Securities Authorized for Issuance Under Equity Compensation Plans
    The following table provides information about our Class A common stock that may be issued upon the exercise of options, warrants and rights, or granted as restricted stock, under our existing equity compensation plans, as of December 31, 2020. These plans include a stock compensation plan, a deferred compensation plan for executives and a deferred compensation plan for directors. Details regarding these plans can be found in Notes 1 and 8 to the Company’s audited consolidated financial statements included in this Form 10-K.

Plan Category	(1) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(2) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(3) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (1))	(4) Total of Securities in Columns (1) and (3)

Equity compensation plans approved by shareholders:
Stock compensation plans (a)	1,000	$29.23	—	1,000
Director’s deferred compensation plan	44,399		99,517	143,916
Executive deferred compensation plan	38,621		89,087	127,708
Total	84,020		188,604	272,624
Equity compensation plans not approved by shareholders:
Employer match deferred compensation plan	600	$—	—	600

(a)    The Stock Compensation Plan also permits the grant of restricted stock and other forms of equity, without limiting the number of shares which may be subject to any one kind of grant.

Stock Ownership of Certain Beneficial Owners and Management
    The following table shows how many shares of Class A common stock were beneficially owned, as of March 31, 2021, by each director and named executive officer, individually, and the directors and executive officers (as designated by the Board of Directors) as a group. The percentage of FBL Financial Group Class A common shares beneficially owned by any director or executive officer does not exceed 1%, and by all directors and executive officers as a group does not exceed 1%.

Name	Shares Beneficially Owned
Roger K. Brooks	2,849
Casey C. Decker	—
Kelli A. Eddy	—
Richard W. Felts	—
Lori A. Geadelmann	2,407	(a)(b)(c)
Charles T. Happel	—
Joe D. Heinrich	—
Craig D. Hill	1,000
Paul A. Juffer	—
Paul E. Larson	14,018	(d)
Ronald L. Mead	—
Kevin D. Paap	3,299
Daniel D. Pitcher	6,510	(b)
Bryan L. Searle	200
Donald J. Seibel	23,450	(a)(b)(e)
Scott E. VanderWal	2,000
All directors and executive officers as a group (19 persons, including those listed above)	57,687
(a)    Includes share equivalent units held in the Executive Salary and Bonus Deferred Compensation Plan and the Employer Match Deferred Compensation Plan as follows: Ms. Geadelmann, 1,730; and Mr. Seibel, 9,070.
(b)    Includes share units held in the 401(k) Savings Plan equivalent to the following shares: Ms. Geadelmann, 289; Mr. Pitcher, 6,510; and Mr. Seibel, 2,103.
(c)    Includes 388 shares for which Ms. Geadelmann shares voting and investment power with her spouse.
(d)    Includes deferred units in the Director Compensation Plan equivalent to the following shares: Mr. Larson, 7,665.
(e)    Includes 12,277 shares for which Mr. Seibel shares voting and investment power with his spouse.

    Set forth below is information as of March 31, 2021 concerning security ownership by each person who is known to the Company to be the beneficial owner of more than 5% of any class of the Company’s voting securities.

Name and Address	Class A Common Stock		Class B Common Stock		Series B Preferred Stock
	Shares Beneficially Owned	% of Class	Shares Beneficially Owned	% of Class	Shares Beneficially Owned	% of Class
Iowa Farm Bureau Federation (a) 5400 University Ave. West Des Moines, IA 50266	14,760,303	60.5%	7,619	66.8%	5,000,000	100.0%
Dimensional Fund Advisors LP (b) Building One 6300 Bee Cave Rd. Austin, TX 78746	1,928,322	7.9%	—	—	—	—
Farm Bureau Mutual Holding Company (a)(c) 5400 University Ave. West Des Moines, IA 50266	199,016	0.8%	2,390	20.9%	—	—

(a)    The Class B common stock is convertible into an equal number of shares of Class A common stock at the election of the holder. Shares listed under “Class A common stock - shares beneficially owned” do not include shares deemed to be owned as a result of the shareholder’s ownership of Class B common stock.
(b)    Information is as of December 31, 2020 based on a Schedule 13G/A filed with the U.S. Securities and Exchange Commission. Dimensional Fund Advisors LP (“Dimensional”) has sole voting power with respect to 1,868,813 shares of Class A common stock and sole dispositive power with respect to 1,928,322 shares of Class A common stock. Dimensional has indicated that it has beneficial ownership with respect to the shares as a result of acting as an investment adviser to four investment companies and acting as investment manager or sub-adviser to certain other commingled funds, group trusts and separate accounts. Dimensional disclaims beneficial ownership.
(c)    Ownership is through indirect subsidiary Farm Bureau Property & Casualty.

Merger Agreement
As discussed in “Part I, Item 1. Business - Merger Agreement” of this Form 10-K, on January 11, 2021, the Company announced that it entered into the Merger Agreement (as defined in Part I, Item 1 of this Form 10-K). Subject to the terms and conditions of the Merger Agreement, including certain specified closing conditions, Farm Bureau Property & Casualty will acquire all of the outstanding Class A common shares, without par value, and Class B common shares, without par value (collectively, the “Common Shares”) of the Company that are not currently owned or controlled by Farm Bureau Property & Casualty or the Iowa Farm Bureau Federation, for $56.00 per Common Share in cash, without interest and less any required withholding taxes.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
  Review, Approval or Ratification of Transactions with Related Parties
    Pursuant to our Corporate Compliance Manual and our Code of Business Ethics and Conduct, all employees, including our NEOs, who have, or whose immediate family members have, any direct or indirect financial or other participation in any business that supplies goods or services to, or is a customer of FBL Financial Group, are required to disclose such interest to us prior to transacting such business. Our employees are expected to make reasoned and impartial decisions in the work place. As a result, approval of the transaction is denied if we believe that the employee’s interest in such business could influence decisions relative to our business, or have the potential to adversely affect our business or the objective performance of the employee’s work. Our Corporate Compliance Committee and Corporate Compliance Officer implement our Code of Business Ethics and Conduct and related policies, and the Audit Committee is responsible for overseeing our ethics and compliance program. Our Board members are also subject to compliance with our Code of Business Ethics and Conduct. Our Code of Business Ethics and Conduct is in writing.
    The charter of the Audit Committee requires that it review with the independent registered public accountants and management at each of its regular quarterly meetings any Company transactions involving more than $120,000 where a direct or indirect material interest in the transaction is held by any director, executive officer, nominee for director, 5% shareholder, immediate family member of such person or companies managed by the Company. The Audit Committee is directed to refer to the Board any transactions which it deems unfair to the Company. Additionally, the Company’s practice is that if the Audit Committee or Board believes a transaction with Farm Bureau Property & Casualty or Western Ag is outside of our normal business practices, a committee consisting of two independent directors of the Company and two independent directors of Farm Bureau Property & Casualty or Western Ag, as applicable, will determine whether the transaction should be completed, and on what terms. The transactions listed below represent continuing relationships and contracts which have been reviewed by the Audit Committee in prior years. In 2020, the Board also established a Special Committee consisting of three independent and disinterested directors to evaluate and negotiate a potential transaction with Farm Bureau Property & Casualty to acquire all of the outstanding shares of Class A common stock and Class B common stock of the Company that are not currently owned by Farm Bureau Property & Casualty or the Iowa Farm Bureau Federation, and consider other alternatives available to the Company. As discussed in “Part I, Item 1. Business - Merger Agreement” of this Form 10-K, on January 11, 2021, the Company announced that it entered into the Merger Agreement (as defined in Part I, Item 1 of this Form 10-K).
Transactions with Iowa Farm Bureau Federation
    The Iowa Farm Bureau Federation is our majority shareholder. We are licensed by the Iowa Farm Bureau Federation to use the “Farm Bureau” and “FB” designations in Iowa, and pursuant thereto, incurred royalty expense of $580,000 for 2020. In addition, we lease our home office properties under a 10-year operating lease expiring December 31, 2021, with automatic five year renewals thereafter until a party provides notice of non-renewal, from a wholly-owned subsidiary of the Iowa Farm Bureau Federation. Rent expense for the lease totaled $4,834,000 for 2020.
    We also provide certain services to, and receive certain services from, the Iowa Farm Bureau Federation and its wholly owned subsidiary, Farm Bureau Management Corporation. The entity providing such services is reimbursed based on an allocation of the cost of providing such services. The Iowa Farm Bureau Federation paid us approximately $339,000 for these services in 2020, and we paid the Iowa Farm Bureau Federation related expenses totaling approximately $1,740,000 during the same period.
Transactions with Farm Bureau Property & Casualty and Affiliates
    We manage all aspects of two Farm Bureau-affiliated property-casualty companies, Farm Bureau Property & Casualty and Western Ag. We have a management agreement with Farm Bureau Property & Casualty under which we provide general business, administrative and management services. Fee income from Farm Bureau Property & Casualty and its affiliates for these services during 2020 totaled $2,000,000.

    We also have agreements with the Farm Bureau property-casualty companies operating within our marketing territory, including Farm Bureau Property & Casualty. Under the agreements, the property-casualty companies are responsible for the development and management of our agency force for a fee. We paid $5,892,000 to Farm Bureau Property & Casualty under this arrangement during 2020.
        We provide certain other services to, and receive certain services from, Farm Bureau Property & Casualty and its affiliates. The company providing such services is reimbursed based on an allocation of the cost of providing such services. In 2020, our subsidiaries Farm Bureau Life and FBL Leasing Services, Inc. owned aircraft that were available for use by our affiliates. Farm Bureau Property & Casualty and its affiliates paid us approximately $718,000 for the use of such aircraft in 2020. Also, through our subsidiary, FBL Leasing Services, Inc., we leased computer equipment and furniture to Farm Bureau Property & Casualty and others. In 2020, Farm Bureau Property & Casualty paid us approximately $4,330,000 related to such leases. We also participate in an expense allocation agreement with Farm Bureau Property & Casualty for the use of property and equipment. We incurred expense relating to this agreement of approximately $325,000 in 2020. We provide investment advice and related services to Farm Bureau Property & Casualty through our subsidiary, FBL Financial Services, Inc. Farm Bureau Property & Casualty and its affiliates paid us approximately $3,062,000 for these services in 2020.
Director Independence
The information required by Item 13 regarding the independence of the Company’s directors is included in “Part III, Item 10. Directors, Executive Officers and Corporate Governance - Corporate Governance - Director Independence.”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The Company’s independent registered public accounting firm, Ernst & Young LLP, provided audit and other services during 2020 and 2019 for fees totaling $1,923,932 and $2,086,765, respectively. These amounts included the following fees:
Audit Fees: $1,816,243 and $1,779,930, respectively, for the annual audit of the Company’s consolidated financial statements and review of interim financial statements in the Company’s reports on Form 10-Q;
Audit-Related Fees: $72,944 and $106,470, respectively, primarily for employee benefit plan audits; and
Tax Fees: $34,745 and $200,365, respectively, for tax compliance, tax consulting and tax planning.
    The Company’s policy, as reflected in the Audit Committee Charter, is that the Audit Committee must pre-approve all auditing services and permitted non-auditing services to be performed for the Company by its independent registered public accounting firm. The Audit Committee has granted general pre-approval authority to management for audit, audit-related and tax services up to an amount of $25,000 per engagement, not to exceed $50,000 for audit and audit-related services or $50,000 for tax services in any one quarter. Such engagements are ratified by the Audit Committee on a quarterly basis. Additionally, the Audit Committee has granted its Chairperson general pre-approval authority up to $50,000, with any pre-approval decisions reported to the Audit Committee at its next scheduled meeting. Engagements exceeding the foregoing limits require specific pre-approval by the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:
1.Financial Statements. See Item 15(a)(1) (Financial Statements) of the Original Filing.
2.Financial Statement Schedules. See Item 15(a)(2) (Financial Statement Schedules) of the Original Filing.
3.Exhibits.

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
		8-K	001-11917	June 6, 1997
4.4	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934	10-K	001-11917	December 31, 2020
10.1	Trademark License from the American Farm Bureau Federation to Farm Bureau Life Insurance Company, dated May 20, 1987	10-K	001-11917	December 31, 2017
10.2	Form of Royalty Agreement with Farm Bureau organizations adopted 2009	10-K	001-11917	December 31, 2009
10.3	Restated Services Agreement between FBL Financial Group, Inc. and Farm Bureau Management Corporation, dated May 2017	10-K	001-11917	December 31, 2017
10.4
Management Services Agreement effective as of January 1, 2012 between Farm Bureau Mutual Holding Company, Farm Bureau Multi-State Services, Inc., Farm Bureau Property & Casualty Insurance Company and Western Agricultural Insurance Company, and FBL Financial Group, Inc.
		10-K	001-11917	December 31, 2012
10.5	Lease Agreement dated as of March 31, 1998 between IFBF Property Management, Inc., FBL Financial Group, Inc. and Farm Bureau Property & Casualty Insurance Company	10-Q	001-11917	March 31, 1998

Incorporated by reference
Exhibit #	Description	Form	SEC File No.	Report Date
10.5	Lease Agreement dated as of March 31, 1998 between IFBF Property Management, Inc., FBL Financial Group, Inc. and Farm Bureau Property & Casualty Insurance Company	10-Q	001-11917	March 31, 1998
10.5(a)	Amendment effective January 1, 2012 to Lease Agreement	10-K	001-11917	December 31, 2011
10.6	Building Management Consulting Services Agreement, dated April 1, 1998, between IFBF Property Management, Inc. and FBL Financial Group, Inc.	10-Q	001-11917	March 31, 1998
10.7*	2006 Class A Common Stock Compensation Plan as amended through February 17, 2011	10-Q	001-11917	March 31, 2011
10.7(a)*	Form of Stock Option Agreement, pursuant to the FBL Financial Group, Inc. 2006 Class A Common Stock Compensation Plan	10-Q	001-11917	March 31, 2011
10.8*	Executive Salary and Bonus Deferred Compensation Plan as amended through August 21, 2013	10-Q	001-11917	September 30, 2013
10.9*	Rules for Payment of Meeting Fees, Retainers and Expenses to the Board of Directors of FBL Financial Group, Inc.	10-K	001-11917	December 31, 2007
10.10*	Rules for Payment of Meeting Fees, Retainers and Expenses to the Board of Directors of Farm Bureau Life Insurance Company	10-K	001-11917	December 31, 2017
10.11*	Management Performance Plan, effective January 1, 2019	10-Q	001-11917	March 31, 2019
10.12*	Director Compensation Plan as amended through December 15, 2011	10-K	001-11917	December 31, 2011
10.13*	Retirement and Transition Agreement effective as of November 20, 2019 between FBL Financial Group, Inc. and James Brannen	8-K	001-11917	November 18, 2019
10.14*	Cash-Based Restricted Stock Unit Plan as amended through February 27, 2019	10-Q	001-11917	March 31, 2019
10.15*	Form of 2017 Restricted Stock Unit Agreement between the Company and its executive officers	10-Q	001-11917	March 31, 2017
10.16*	Form of 2017 Restricted Stock Unit Agreement between the Company and participants (other than executive officers)	10-Q	001-11917	March 31, 2017
10.17*	Form of 2018 Restricted Stock Unit Agreement between the Company and its executive officers	10-Q	001-11917	March 31, 2018
10.18*	Form of 2018 Restricted Stock Unit Agreement between the Company and participants (other than executive officers)	10-Q	001-11917	March 31, 2018
10.19*	Form of 2019 Restricted Stock Unit Agreement between the Company and participants	10-Q	001-11917	March 31, 2019
10.20*	Form of 2020 Restricted Stock Unit Agreement between the Company and participants	10-Q	001-11917	March 31, 2020
10.21*	Cash-Based Restricted Surplus Unit Plan, as amended through February 27, 2019	10-Q	001-11917	March 31, 2019
10.22*	Form of 2017 Restricted Surplus Unit Agreement between the Company and its executive officers	10-Q	001-11917	March 31, 2017
10.23*	Form of 2017 Restricted Surplus Unit Agreement between the Company and participants (other than executive officers)	10-Q	001-11917	March 31, 2017
10.24*	Form of 2018 Restricted Surplus Unit Agreement between the Company and its executive officers	10-Q	001-11917	March 31, 2018
10.25*	Form of 2018 Restricted Surplus Unit Agreement between the Company and participants (other than executive officers)	10-Q	001-11917	March 31, 2018
10.26*	Form of 2019 Restricted Surplus Unit Agreement between the Company and participants	10-Q	001-11917	March 31, 2019
10.27*	Form of 2020 Restricted Surplus Unit Agreement between the Company and participants	10-Q	001-11917	March 31, 2020
10.28	Advances, Pledge and Security Agreement between Farm Bureau Life Insurance Company and Federal Home Loan Bank of Des Moines, dated February 19, 2021	10-K	001-11917	December 31, 2020

Incorporated by reference
Exhibit #	Description	Form	SEC File No.	Report Date
21	Subsidiaries of FBL Financial Group, Inc.	10-K	001-11917	December 31, 2020
23	Consent of Independent Registered Public Accounting Firm	10-K	001-11917	December 31, 2020
31.1	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-11917	December 31, 2020
31.2	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-11917	December 31, 2020
31.3+	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4+	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-11917	December 31, 2020
101	Interactive Data Files formatted in iXBRL (Inline eXtensible Business Reporting Language) from FBL Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020 as follows: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Financial Statements (incorporated by reference to the Form 10-K for the year ended December 31, 2020 filed on February 25, 2021 (SEC File No. 001-11917)).
104	Cover Page Interactive Data File formatted as iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

*	exhibit relates to a compensatory plan for management or directors
+	filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FBL Financial Group, Inc.

By: /s/ DANIEL D. PITCHER
Daniel D. Pitcher
Chief Executive Officer
Date: April 29, 2021