Form 10-Q
period 2021-03-31
FBL FINANCIAL GROUP INC
filed 2021-05-06
CIK 1012771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Title of each class	Outstanding at May 4, 2021
Class A Common Stock, without par value	24,385,109
Class B Common Stock, without par value	11,413

(This page has been intentionally left blank.)

FBL FINANCIAL GROUP, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

ITEM 1. FINANCIAL STATEMENTS

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	March 31, 2021	December 31, 2020
Assets
Investments:
Fixed maturities - available for sale, at fair value (amortized cost 2021 - $7,322,930, 2020 - $7,179,303; and allowance for credit losses 2021 - $3,737, 2020 -$4,882)	$8,028,083	$8,283,687
Equity securities at fair value (cost: 2021 - $83,432, 2020 - $82,999)	88,564	88,281
Mortgage loans, net of allowance for credit losses (2021 - $1,585, 2020 - $1,553)	992,938	994,101
Real estate	955	955
Policy loans	191,580	195,666
Short-term investments	42,252	63,062
Other investments, net of allowance for credit losses (2021 - $929, 2020 - $929)	68,424	58,258
Total investments	9,412,796	9,684,010

Cash and cash equivalents	70,854	12,882
Securities and indebtedness of related parties	90,722	88,445
Accrued investment income	74,997	70,278
Amounts receivable from affiliates	2,677	3,257
Reinsurance recoverable	108,640	115,168
Deferred acquisition costs	282,682	176,085
Value of insurance in force acquired	2,239	2,304
Current income taxes recoverable	12,232	16,732
Other assets	155,996	152,929
Assets held in separate accounts	686,968	674,182

Total assets	$10,900,803	$10,996,272

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

	March 31, 2021	December 31, 2020
Liabilities and stockholders’ equity
Liabilities:
Future policy benefits:
Interest sensitive products	$5,874,009	$5,725,725
Traditional life insurance and accident and health products	1,899,626	1,890,547
Other policy claims and benefits	49,969	57,438
Supplementary contracts without life contingencies	266,905	274,469
Advance premiums and other deposits	285,569	271,082
Amounts payable to affiliates	203	406
Long-term debt	97,000	97,000
Deferred income taxes	150,654	211,180
Other liabilities	100,012	102,127
Liabilities related to separate accounts	686,968	674,182
Total liabilities	9,410,915	9,304,156

Stockholders’ equity:
FBL Financial Group, Inc. stockholders’ equity:
Preferred stock, without par value, at liquidation value - authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 24,385,109 shares in 2021 and 24,384,109 shares in 2020	151,134	151,061
Class B common stock, without par value - authorized 1,500,000 shares, issued and outstanding 11,413 shares in 2021 and 2020	72	72
Accumulated other comprehensive income	370,060	587,279
Retained earnings	965,643	950,687
Total FBL Financial Group, Inc. stockholders’ equity	1,489,909	1,692,099
Noncontrolling interest	(21)	17
Total stockholders’ equity	1,489,888	1,692,116
Total liabilities and stockholders’ equity	$10,900,803	$10,996,272

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share data)

	Three months ended March 31,
	2021	2020
Revenues:
Interest sensitive product charges	$32,741	$31,720
Traditional life insurance premiums	52,010	49,308
Net investment income	100,111	74,917
Net realized capital losses	(869)	(13,401)
Change in allowance for credit losses on investments	1,113	(12,261)
Other income	6,320	4,980
Total revenues	191,426	135,263

Benefits and expenses:
Interest sensitive product benefits	60,503	44,351
Traditional life insurance benefits	49,848	46,208
Policyholder dividends	1,605	2,529
Underwriting, acquisition and insurance expenses	38,274	39,421
Interest expense	1,213	1,213
Other expenses	12,463	7,421
Total benefits and expenses	163,906	141,143
	27,520	(5,880)
Income tax (expense) benefit	(3,687)	3,081
Equity income, net of related income taxes	3,780	228
Net income (loss)	27,613	(2,571)
Net loss attributable to noncontrolling interest	67	56
Net income (loss) attributable to FBL Financial Group, Inc.	$27,680	$(2,515)

Earnings (loss) per common share	$1.13	$(0.10)
Earnings (loss) per common share - assuming dilution	$1.13	$(0.10)

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2021	2020
Net income (loss)	$27,613	$(2,571)
Other comprehensive loss (1)
Change in net unrealized investment gains/losses	(217,486)	(96,589)
Change in underfunded status of postretirement benefit plans	267	247
Total other comprehensive loss, net of tax	(217,219)	(96,342)
Total comprehensive loss, net of tax	(189,606)	(98,913)
Comprehensive loss attributable to noncontrolling interest	67	56
Total comprehensive loss applicable to FBL Financial Group, Inc.	$(189,539)	$(98,857)

(1)Other comprehensive loss is recorded net of deferred income taxes and other adjustments for assumed changes in deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands)

	FBL Financial Group, Inc. Stockholders’ Equity
	Series B Preferred Stock	Class A and Class B Common Stock	Accumulated Other Comprehensive Income	Retained Earnings	Non- controlling Interest	Total Stockholders’ Equity
Balance at January 1, 2020	$3,000	$152,733	$354,764	$975,260	$159	$1,485,916
Cumulative effect of change in accounting principle related to current expected credit loss	—	—	—	(2,685)	—	(2,685)
Net loss - three months ended March 31, 2020	—	—	—	(2,515)	(56)	(2,571)
Other comprehensive loss	—	—	(96,342)	—	—	(96,342)
Stock-based compensation	—	245	—	—	—	245
Purchase of common stock	—	(152)	—	(657)	—	(809)
Dividends on preferred stock	—	—	—	(38)	—	(38)
Dividends on common stock	—	—	—	(49,333)	—	(49,333)
Disbursements related to noncontrolling interest	—	—	—	—	(61)	(61)
Balance at March 31, 2020	$3,000	$152,826	$258,422	$920,032	$42	$1,334,322

Balance at January 1, 2021	$3,000	$151,133	$587,279	$950,687	$17	$1,692,116
Net income - three months ended March 31, 2021	—	—	—	27,680	(67)	27,613
Other comprehensive loss	—	—	(217,219)	—	—	(217,219)
Stock-based compensation	—	73	—	—	—	73
Dividends on preferred stock	—	—	—	(38)	—	(38)
Dividends on common stock	—	—	—	(12,686)	—	(12,686)
Receipts related to noncontrolling interest	—	—	—	—	29	29
Balance at March 31, 2021	$3,000	$151,206	$370,060	$965,643	$(21)	$1,489,888

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2021	2020
Operating activities
Net income (loss)	$27,613	$(2,571)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Interest credited to account balances	42,561	40,980
Charges for mortality, surrenders and administration	(33,564)	(33,127)
Net realized (gains) losses on investments	(244)	25,662
Change in fair value of derivatives	(12,901)	1,567
Increase in liabilities for life insurance and other future policy benefits	17,728	21,183
Deferral of acquisition costs	(9,166)	(9,155)
Amortization of deferred acquisition costs and value of insurance in force	8,554	9,597
Change in reinsurance recoverable	5,902	688
Provision for deferred income taxes	(2,785)	(6,958)
Other	(7,244)	(20,186)
Net cash provided by operating activities	36,454	27,680

Investing activities
Sales, maturities or repayments:
Fixed maturities - available for sale	175,847	120,845
Equity securities	1,366	699
Mortgage loans	41,331	35,295
Derivative instruments	4,753	9,451
Policy loans	11,992	9,913
Securities and indebtedness of related parties	10,458	841
Other long-term investments	482	1,333
Acquisitions:
Fixed maturities - available for sale	(312,081)	(203,333)
Equity securities	(1,608)	(2,149)
Mortgage loans	(40,200)	(15,750)
Derivative instruments	(4,669)	(5,804)
Policy loans	(7,906)	(10,551)
Securities and indebtedness of related parties	(10,766)	(3,990)
Other long-term investments	(6,114)	(6,100)
Short-term investments, net change	20,810	(17,715)
Purchases and disposals of property and equipment, net	(3,768)	(1,763)
Net cash used in investing activities	(120,073)	(88,778)

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Three months ended March 31,
	2021	2020
Financing activities
Contract holder account deposits	$259,492	$271,542
Contract holder account withdrawals	(105,235)	(170,003)
Dividends paid	(12,724)	(49,371)
Proceeds from issuance of short-term debt	—	10,000
Issuance or repurchase of common stock, net	29	(762)
Other financing activities	29	(61)
Net cash provided by financing activities	141,591	61,345
Increase in cash and cash equivalents	57,972	247
Cash and cash equivalents at beginning of period	12,882	17,277
Cash and cash equivalents at end of period	$70,854	$17,524

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$(1,213)	$(1,213)
Income taxes	(37)	(1,915)

See accompanying notes.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2021

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

Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, especially when considering the risks and uncertainties associated with the novel coronavirus ("COVID-19") and the impact it may have on our business, results of operations and financial condition. We encourage you to refer to the notes to our consolidated financial statements included in Item 8 of our Form 10-K for the year ended December 31, 2020 for a complete description of our material accounting policies. Also included in the Form 10-K is a description of areas of judgments and estimates and other information necessary to understand our financial position and results of operations. Our estimates and assumptions could change in the future as more information becomes known about the impact of COVID-19. Our results of operations and financial condition may also be impacted by evolving regulatory, legislative and accounting interpretations and guidance.

Subsequent Event – Amendment to Merger Agreement – Proposed Affiliate Acquisition of Outstanding Shares

On May 2, 2021, the Company entered into an amendment (the Merger Agreement Amendment) to the Agreement and Plan of Merger, dated as of January 11, 2021 (the Original Agreement and, the Original Agreement as amended by the Merger Agreement Amendment, the Merger Agreement), by and among the Company, Farm Bureau Property & Casualty Insurance Company, an Iowa domiciled stock property and casualty insurance company (FBPCIC) and 5400 Merger Sub, Inc., an Iowa corporation (Merger Sub). Pursuant to the Merger Agreement, FBPCIC will acquire all of the outstanding Class A common shares, without par value, and Class B common shares, without par value (collectively, the Common Shares), of the Company that are not currently owned or controlled by FBPCIC or the Iowa Farm Bureau Federation, an Iowa non-profit corporation (IFBF), for $61.00 per share in cash. The Merger Agreement Amendment provided for an increase in the consideration to be received in exchange for the Common Shares in the amount of $5.00 per share, from $56.00 per share under the Original Agreement. IFBF and FBPCIC currently own approximately 61% of the outstanding Common Shares. The Merger Agreement provides for the merger of Merger Sub with and into the Company, with the Company surviving the merger (the Merger).

Consummation of the Merger is subject to certain specified closing conditions, including approval by the Company’s shareholders. The Company’s adjourned special meeting of shareholders to approve the proposal to adopt the Merger Agreement is expected to re-convene on May 21, 2021.

Also on May 2, 2021, FBPCIC, IFBF and Merger Sub entered into an amendment (the Rollover Agreement Amendment) to the Rollover Agreement, dated as of January 11, 2021 (as amended by the Rollover Agreement Amendment, the Rollover Agreement) by and among the same parties. Pursuant to the Rollover Agreement, FBPCIC and IFBF will contribute to Merger Sub all of their Common Shares in exchange for the number of shares of common stock of Merger Sub set forth therein, and to fund the Merger consideration, FBPCIC will contribute approximately $528 million in cash to Merger Sub in exchange for shares of common stock of Merger Sub and IFBF will contribute approximately $47 million in cash to Merger Sub in exchange for shares of preferred stock of Merger Sub.

With respect to Merger Sub, under the terms of the Merger Agreement, at the effective time of the Merger, the Common Shares held by Merger Sub will automatically be cancelled and will cease to exist, each common share of Merger Sub will be converted into one common share of the surviving corporation and each preferred share of Merger Sub will be converted into one share of newly-designated Series C Cumulative Non-Voting Preferred Stock of the surviving corporation. At the effective time of the Merger, the Common Shares that are not currently controlled by FBPCIC or IFBF (other than shares held by the Company in treasury or by any wholly-owned Company subsidiary, or held by Merger Sub or FBPCIC, or held by holders who have properly exercised dissenters’ rights under applicable Iowa law) will be converted into the right to receive the Merger

Table of Content
consideration. Each share of Series B Cumulative Voting Preferred Stock of the Company will remain outstanding in accordance with its terms following the effective time of the Merger.

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

Reinsurance Recoverable
The allowance for credit losses on our reinsurance recoverable is based on an estimate of credit losses that may occur over the life of the underlying ceded insurance business. We develop loss factors that are applied to the amounts due from each reinsurer, which considers the potential severity and likelihood of loss based on the relative risk profile of each reinsurer, our internal loss history and those of other organizations, along with economic forecasts. We also consider other sources of information regarding individual reinsurers, as applicable, including amounts past-due according to the terms of the reinsurance contracts. Reinsurance recoverable assets are reported in our consolidated balance sheets net of the allowance for credit losses. Amounts deemed to be uncollectible are written off against the allowance. Changes in the allowance are reported within the consolidated statement of operations as “Underwriting, acquisition and insurance expenses.”

Allowance on Reinsurance Recoverables
Three months ended March 31, 2021
(Dollars in thousands)
Beginning balance of the allowance for credit losses	$857
Change in allowance for credit losses	(2)
Ending balance of the allowance for credit losses	$855

No reinsurance recoverables were considered past due as of March 31, 2021.

Table of Content
2. Investment Operations

Fixed Maturity Securities

Available-For-Sale Fixed Maturity Securities by Investment Category
	March 31, 2021
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Allowance for Credit Losses	Fair Value
	(Dollars in thousands)
Fixed maturities:
Corporate	$3,653,387	$461,509	$(20,335)	$(2,953)	$4,091,608
Residential mortgage-backed	655,275	47,433	(4,430)	—	698,278
Commercial mortgage-backed	1,014,949	74,024	(9,146)	—	1,079,827
Other asset-backed	729,904	23,360	(2,693)	(784)	749,787
United States Government and agencies	44,351	1,716	(6,822)	—	39,245
States and political subdivisions	1,225,064	147,496	(3,222)	—	1,369,338
Total fixed maturities	$7,322,930	$755,538	$(46,648)	$(3,737)	$8,028,083

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Allowance for Credit Losses	Fair Value
	(Dollars in thousands)
Fixed maturities:
Corporate	$3,542,136	$704,586	$(4,242)	$(4,213)	$4,238,267
Residential mortgage-backed	645,503	58,058	(1,442)	—	702,119
Commercial mortgage-backed	991,944	145,549	(1,160)	—	1,136,333
Other asset-backed	736,338	23,593	(4,511)	(669)	754,751
United States Government and agencies	35,174	2,887	(1,809)	—	36,252
States and political subdivisions	1,228,208	188,542	(785)	—	1,415,965
Total fixed maturities	$7,179,303	$1,123,215	$(13,949)	$(4,882)	$8,283,687

(1)Includes $2.0 million and $1.7 million as of March 31, 2021 and December 31, 2020, respectively, of net unrealized gains on impaired fixed maturities related to changes in fair value subsequent to the impairment date, which are included in AOCI.

The amount of accrued interest excluded from the amortized cost basis of fixed maturities and included in accrued investment income on the balance sheet totaled $70.5 million at March 31, 2021. Any fixed maturity delinquent on contractual payments over 90 days past due is placed on non-accrual status. If the fixed maturity is placed on non-accrual status the prior accrued interest income is reversed through net investment income. Interest income received on non-performing fixed maturities is generally recognized on a cash basis. Once fixed maturities are classified as non-accrual, the resumption of the interest accrual would commence only after all past due interest has been collected. There was no interest reversed during the three months ended March 31, 2021 or March 31, 2020.

Available-For-Sale Fixed Maturities by Maturity Date
	March 31, 2021
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$138,639	$141,454
Due after one year through five years	555,409	597,245
Due after five years through ten years	741,256	825,787
Due after ten years	3,487,498	3,935,705
	4,922,802	5,500,191
Mortgage-backed and other asset-backed	2,400,128	2,527,892
Total fixed maturities	$7,322,930	$8,028,083

Table of Content
Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Fixed maturities not due at a single maturity date have been included in the above table in the year of final contractual maturity.

Net Unrealized Gains on Investments in Accumulated Other Comprehensive Income
	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Net unrealized appreciation on:
Fixed maturities - available for sale	$708,890	$1,109,266
Adjustments for assumed changes in amortization pattern of:
Deferred acquisition costs	(215,329)	(320,489)
Value of insurance in force acquired	(10,196)	(10,647)
Unearned revenue reserve	27,261	29,393
Adjustments for assumed changes in policyholder liabilities	(29,402)	(51,001)
Provision for deferred income taxes	(101,057)	(158,869)
Net unrealized investment gains	$380,167	$597,653

Net unrealized investment gains exclude the allowance for credit losses.

Fixed Maturity Securities with Unrealized Losses by Length of Time without an Allowance for Credit Losses
	March 31, 2021
	Less than one year		One year or more		Total
Description of Securities	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$315,148	$(17,622)	$25,290	$(2,713)	$340,438	$(20,335)	43.6%
Residential mortgage-backed	109,483	(3,404)	16,521	(1,026)	126,004	(4,430)	9.5
Commercial mortgage-backed	104,637	(9,146)	—	—	104,637	(9,146)	19.6
Other asset-backed	79,581	(939)	88,468	(1,754)	168,049	(2,693)	5.8
United States Government and agencies	28,876	(6,822)	—	—	28,876	(6,822)	14.6
States and political subdivisions	79,155	(2,774)	2,553	(448)	81,708	(3,222)	6.9
Total fixed maturities	$716,880	$(40,707)	$132,832	$(5,941)	$849,712	$(46,648)	100.0%

	December 31, 2020
	Less than one year		One year or more		Total
Description of Securities	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)	Percent of Total
	(Dollars in thousands)
Fixed maturities:
Corporate	$39,363	$(1,716)	$22,677	$(2,526)	$62,040	$(4,242)	30.5%
Residential mortgage-backed	45,059	(520)	16,918	(922)	61,977	(1,442)	10.3
Commercial mortgage-backed	26,829	(1,160)	—	—	26,829	(1,160)	8.3
Other asset-backed	113,439	(1,741)	67,128	(2,770)	180,567	(4,511)	32.3
United States Government and agencies	23,630	(1,809)	—	—	23,630	(1,809)	13.0
States and political subdivisions	12,577	(372)	2,568	(413)	15,145	(785)	5.6
Total fixed maturities	$260,897	$(7,318)	$109,291	$(6,631)	$370,188	$(13,949)	100.0%

(1)Non-credit losses reported in AOCI are included with gross unrealized losses resulting in total gross unrealized losses for fixed maturities, available-for-sale being reported in the table.

Fixed maturities in the above tables include 381 securities from 303 issuers at March 31, 2021 and 119 securities from 95 issuers at December 31, 2020. Unrealized losses increased during the three months ended March 31, 2021 primarily due to an

Table of Content
increase in U.S. treasury rates. We do not consider securities declines in fair value below amortized cost to be due to a credit loss when the market decline is attributable to factors such as interest rate movements, market volatility, liquidity or spread widening when recovery of all amounts due under the contractual terms of the security is anticipated. Based on our intent not to sell and our belief that we will not be required to sell these securities before recovery of their amortized cost basis, we do not consider these investments to have a credit loss allowance, and they do not require a loss allowance established at March 31, 2021. The following summarizes the more significant unrealized losses on fixed maturity securities by investment category as of March 31, 2021.

Corporate securities: The largest unrealized losses were in the utilities sector ($94.8 million fair value and $5.4 million unrealized loss) and in the energy sector ($42.1 million fair value and $3.3 million unrealized loss). The majority of losses is attributed to a general rise in treasury interest rates. The energy sector losses were attributable to credit spreads that remain wide which is associated with the decline in crude oil prices. Energy-related companies have been negatively impacted by the decline in oil prices due to a decrease in demand brought on by COVID-19.

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

Other asset-backed securities: The unrealized losses on asset-backed securities (ABS) were primarily due to concerns regarding COVID-19 and the resulting impact on consumer and commercial loans. Spreads are generally back to pre-COVID levels. The majority of our ABS have a sequential-pay structure that increases credit support as the pool amortizes. The average life of our ABS is 2.7 years, down from 5.4 years at purchase. Average credit support for the portfolio has increased from 9% at time of purchase to 18%. Our ABS portfolio is rated approximately 72% NAIC-1.

The unrealized losses on collateralized loan obligations (CLO) are due to concerns regarding COVID-19 and the resulting impact on leveraged loans. Our CLO portfolio is of high quality, with 100% rated NAIC-1. Internal stress testing has indicated that the weighted average constant default rate (CDR) of our portfolio without suffering a loss is 17%. The CDR is the constant default rate (annually) that a CLO must suffer before our tranche takes its first dollar loss.

State, municipal and other governments: The unrealized losses on state, municipal and other government securities were primarily due to general spread widening relative to spreads at which we acquired the bonds, and uncertainty related to pandemic impacts on revenues in select sectors.

Our allowance for credit losses at March 31, 2021 includes two financial sector bonds experiencing ongoing weakness in operating performance. The allowance for these bonds was established as the difference between the amortized cost and present value of expected cash flows, which is equal to fair value. Our allowance for credit losses also includes an asset backed security due to the difference between the amortized cost and the present value of the expected cash flows.

We also continue to hold an allowance of $0.9 million on a promissory note held in other investments due to the possibility of not collecting the full balance of the note.

Table of Content

Available-For-Sale Fixed Maturities Allowance for Credit Losses
	Three months ended March 31, 2021
	Corporate	Other ABS	Total
	(Dollars in thousands)
Beginning balance	$4,213	$669	$4,882
Additions for credit losses not previously recorded	—	115	115
Net decrease to previously recorded allowance	(1,260)	—	(1,260)
Ending balance	$2,953	$784	$3,737

Three months ended March 31, 2020
Corporate
(Dollars in thousands)
Beginning balance	$—
Additions for credit losses not previously recorded	12,146
Net decrease to previously recorded allowance	—
Ending balance	$12,146

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

The amount of accrued interest excluded from the cost basis of the mortgage loans and included in accrued investment income on the balance sheet totaled $3.4 million at March 31, 2021. Any loan delinquent on contractual payments is considered non-performing. Mortgage loans are placed on non-accrual status if the loan is over 90 days past due. If the loan is placed on non-accrual status the prior accrued interest income is reversed through net investment income. Interest income received on non-performing loans is generally recognized on a cash basis. Once mortgage loans are classified as non-accrual loans, the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan has been restructured such that the collection of interest is considered likely. At March 31, 2021 and December 31, 2020, there were no non-performing loans over 30 days past due on contractual payments. At March 31, 2021, we had committed to provide additional funding for mortgage loans totaling $21.6 million. These commitments arose in the normal course of business at terms that are comparable to similar investments.

Mortgage Loans by Collateral Type
	March 31, 2021		December 31, 2020
Collateral Type	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
	(Dollars in thousands)
Office	$352,408	35.4%	$375,622	37.7%
Retail	308,647	31.1	320,575	32.2
Industrial	258,478	26.0	227,424	22.9
Apartment	62,696	6.3	59,626	6.0
Other	12,294	1.2	12,407	1.2
Total	$994,523	100.0%	$995,654	100.0%

Table of Content

Mortgage Loans by Geographic Location within the United States
	March 31, 2021		December 31, 2020
Region of the United States	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
	(Dollars in thousands)
South Atlantic	$249,858	25.1%	$252,964	25.4%
Pacific	183,490	18.5	181,743	18.3
East North Central	158,576	15.9	147,342	14.8
Mountain	114,998	11.6	107,833	10.8
West North Central	95,361	9.6	94,044	9.4
East South Central	61,879	6.2	75,540	7.6
West South Central	60,719	6.1	65,808	6.6
Middle Atlantic	52,093	5.2	52,512	5.3
New England	17,549	1.8	17,868	1.8
Total	$994,523	100.0%	$995,654	100.0%

Mortgage Loans by Loan-to-Value Ratio
	March 31, 2021		December 31, 2020
Loan-to-Value Ratio	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
	(Dollars in thousands)
0% - 50%	$468,274	47.1%	$463,130	46.5%
51% - 60%	305,305	30.7	309,477	31.1
61% - 70%	200,132	20.1	202,114	20.3
71% - 80%	20,812	2.1	20,933	2.1
Total	$994,523	100.0%	$995,654	100.0%

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

Mortgage Loans by Internal Rating and Year of Origination
	March 31, 2021
	2021	2020	2019	2018	2017	2016 & prior	Total
Internal Rating	Amortized Cost
	(Dollars in thousands)
A	$40,200	$103,159	$56,005	$117,268	$181,445	$465,423	$963,500
B	—	—	11,735	1,866	3,420	1,502	18,523
C	—	—	—	4,408	—	3,907	8,315
W	—	—	—	—	—	4,185	4,185
Total	$40,200	$103,159	$67,740	$123,542	$184,865	$475,017	$994,523

Table of Content

Mortgage Loans by Internal Rating and Year of Origination
	December 31, 2020
	2020	2019	2018	2017	2016	2015 & prior	Total
Internal Rating	Amortized Cost
	(Dollars in thousands)
A	$103,781	$56,288	$118,283	$189,257	$130,070	$362,346	$960,025
B	—	11,789	1,883	3,459	—	1,516	18,647
C	—	—	4,456	—	3,945	4,372	12,773
W	—	—	—	—	—	4,209	4,209
Total	$103,781	$68,077	$124,622	$192,716	$134,015	$372,443	$995,654

Our allowance for credit losses on mortgage loans was estimated by incorporating historical internal information, historical industry averages, current conditions as well as conditions for a reasonable and supportable forecast that includes an estimated recessionary period. The loans are segmented by an internal risk rating as well as geographic region with an estimated loss ratio applied against each segment. For the years after our reasonable and supportable forecast period we graded the expected loss ratio over the estimated remaining recessionary period to our actual loss history. During the quarter ended March 31, 2021, our allowance did not change significantly from December 31, 2020 as the aggregate principal balance on our loans and other inputs into the model remained relatively stable. Amounts on mortgage loans deemed to be uncollectible are charged off and removed from the valuation allowance.

Allowance for Credit Losses on Mortgage Loans
	Three months ended March 31,
	2021	2020
	(Dollars in thousands)
Beginning balance	$1,553	$3,165
Current period provision for expected credit losses	32	114
Ending balance	$1,585	$3,279

Mortgage Loan Modifications

Our commercial mortgage loan portfolio can include loans that have been modified. We assess loan modifications on a loan-by-loan basis to evaluate whether a troubled debt restructuring has occurred. Generally, the types of concessions include reduction of the contractual interest rate to a below-market rate, extension of the maturity date and/or a reduction of accrued interest. The amount, timing and extent of the concession granted is considered in determining if an impairment loss is needed for the restructuring. There were no loan modifications during the three months ended March 31, 2021 or March 31, 2020.

Table of Content

Realized Gains (Losses) - Recorded in Income
	Three months ended March 31,
	2021	2020
	(Dollars in thousands)
Realized gains (losses) on investments
Fixed maturities:
Gross gains	$148	$12
Gross losses	(868)	(159)
Other	—	(9)
	(720)	(156)

Net gains and (losses) recognized during the period on equity securities held at the end of the period	(149)	(13,231)
Net gains and (losses) recognized during the period on equity securities sold during the period	—	(14)
Net losses recognized during the period on equity securities	(149)	(13,245)
Net realized losses	(869)	(13,401)

Decrease (increase) in allowances for credit losses:
Fixed maturity securities	1,145	(12,146)
Mortgage loans	(32)	(115)
Net realized gains (losses) on investments recorded in income	$244	$(25,662)

Proceeds from sales of fixed maturities totaled $4.7 million during the three months ended March 31, 2021 and $5.8 million during the three months ended March 31, 2020.

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

We have reviewed the circumstances surrounding our investments in VIEs, which consist of (i) limited partnerships or limited liability companies accounted for under the equity method included in securities and indebtedness of related parties and (ii) non-guaranteed federal low income housing tax credit (LIHTC) investments included in other assets. In addition, we have reviewed the ownership interests in our VIEs and determined that we do not hold direct majority ownership or have other contractual rights (such as kick out rights) that give us effective control over these entities resulting in us having both the power to direct activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. The maximum loss exposure relative to our VIEs is limited to the carrying value and any unfunded commitments that exist for each particular VIE. We also have not provided additional support or other guarantees that were not previously contractually required (financial or otherwise) to any of the VIEs as of March 31, 2021 or December 31, 2020. Based on this analysis, none of our VIEs were required to be consolidated at March 31, 2021 or December 31, 2020.

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

VIE Investments by Category
	March 31, 2021		December 31, 2020
	Carrying Value	Maximum Exposure to Loss	Carrying Value	Maximum Exposure to Loss
	(Dollars in thousands)
LIHTC investments	$28,761	$29,602	$31,382	$32,263
Investment companies	69,064	149,559	66,326	138,413
Real estate limited partnerships	15,109	14,727	13,398	14,869
Other	482	482	491	491
Total	$113,416	$194,370	$111,597	$186,036

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

Derivatives Instruments by Type
	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Assets
Freestanding derivatives:
Call options (reported in other investments)	$28,111	$23,576
Embedded derivatives:
Modified coinsurance (reported in reinsurance recoverable)	3,724	4,373
Interest-only security (reported in fixed maturities)	—	25
Total assets	$31,835	$27,974

Liabilities
Embedded derivatives:
Indexed products (reported in liability for future policy benefits)	$101,051	$106,852
Modified coinsurance (reported in other liabilities)	296	320
Total liabilities	$101,347	$107,172

Table of Content

Derivative Income (Loss)
	Three months ended March 31,
	2021	2020
	(Dollars in thousands)
Freestanding derivatives:
Call options	$4,570	$(22,163)
Embedded derivatives:
Modified coinsurance	(626)	(504)
Interest-only security	7	24
Indexed products	8,950	21,076
Total income (loss) from derivatives	$12,901	$(1,567)

Derivative income (loss) is reported in net investment income except for the change in fair value of the embedded derivatives on our indexed products, which is reported in interest sensitive product benefits.

We are exposed to credit losses on our call options in the event of nonperformance of the derivative counterparties. This credit risk is minimized by purchasing such agreements from financial institutions with high credit ratings (currently rated A or better by nationally recognized statistical rating organizations). We have also entered into credit support agreements with the counterparties requiring them to post collateral when net exposures exceed pre-determined thresholds that vary by counterparty. The net amount of such exposure is essentially the market value less collateral held for such agreements with each counterparty. The call options are supported by securities collateral received of $22.5 million at March 31, 2021, which is held in a separate custodial account. Subject to certain constraints, we are permitted to sell or re-pledge this collateral, but do not have legal rights to the collateral; accordingly, it has not been recorded on our balance sheet. We have elected to present our derivative receivables netted with the obligation to return cash collateral received on our balance sheet in other investments. We received cash collateral of $8.5 million included in cash and cash equivalents on our balance sheet as of March 31, 2021. At March 31, 2021, none of the collateral had been sold or re-pledged. As of March 31, 2021, our net derivative exposure recorded on the balance sheet without the off balance sheet collateral was $28.1 million.

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

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels
	March 31, 2021
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair Value
	(Dollars in thousands)
Assets
Fixed maturities:
Corporate securities	$—	$4,088,091	$3,517	$4,091,608
Residential mortgage-backed securities	—	676,535	21,743	698,278
Commercial mortgage-backed securities	—	1,071,985	7,842	1,079,827
Other asset-backed securities	—	744,117	5,670	749,787
United States Government and agencies	30,135	9,110	—	39,245
States and political subdivisions	—	1,369,338	—	1,369,338
Total fixed maturities	30,135	7,959,176	38,772	8,028,083
Non-redeemable preferred stocks	—	64,951	6,676	71,627
Common stocks (1)	6,823	—	—	6,823
Other investments	—	28,111	—	28,111
Cash, cash equivalents and short-term investments	113,106	—	—	113,106
Reinsurance recoverable	—	3,724	—	3,724
Assets held in separate accounts	686,968	—	—	686,968
Total assets	$837,032	$8,055,962	$45,448	$8,938,442

Liabilities
Future policy benefits - indexed product embedded derivatives	$—	$—	$101,051	$101,051
Other liabilities	—	296	—	296
Total liabilities	$—	$296	$101,051	$101,347

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

(1)    A private equity fund with a fair value estimate of $10.1 million at March 31, 2021 and $9.3 million at December 31, 2020 using net asset value per share as a practical expedient, has not been classified in the fair value hierarchy above in accordance with fair value reporting guidance. This fund invests in senior secured middle market loans and had no remaining unfunded commitments at March 31, 2021 and unfunded commitments totaling $0.8 million at December 31, 2020. The investment is not currently eligible for redemption.

Level 3 Assets by Valuation Source - Recurring Basis
	March 31, 2021
	Third-party vendors	Priced internally	Fair Value
	(Dollars in thousands)
Corporate securities	$991	$2,526	$3,517
Residential mortgage-backed securities	19,800	1,943	21,743
Commercial mortgage-backed securities	7,842	—	7,842
Other asset-backed securities	4,295	1,375	5,670
Non-redeemable preferred stocks	—	6,676	6,676
Total assets	$32,928	$12,520	$45,448
Percent of total	72.5%	27.5%	100.0%

Table of Content

Level 3 Assets by Valuation Source - Recurring Basis
	December 31, 2020
	Third-party vendors	Priced internally	Fair Value
	(Dollars in thousands)
Corporate securities	$—	$3,041	$3,041
Commercial mortgage-backed securities	8,134	—	8,134
Other asset-backed securities	17,876	3,314	21,190
Non-redeemable preferred stocks	—	6,612	6,612
Total assets	$26,010	$12,967	$38,977
Percent of total	66.7%	33.3%	100.0%

Quantitative Information about Level 3 Fair Value Measurements - Recurring Basis
	March 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$3,517	Discounted cash flow	Credit spread	0.55% - 3.94% (2.72%)
Commercial mortgage-backed securities	7,842	Discounted cash flow	Credit spread	1.83% - 1.91% (1.87%)
Other asset-backed securities	4,251	Discounted cash flow	Credit spread	2.80% - 7.25% (6.01%)
Residential mortgage-backed securities	19,800	Discounted cash flow	Credit spread	0.88% - 1.00% (0.93%)
Non-redeemable preferred stocks	6,676	Discounted cash flow	Credit spread	3.28% (3.28%)
Total assets	$42,086

Liabilities
Future policy benefits - indexed product embedded derivatives	$101,051	Discounted cash flow	Credit risk Risk margin	0.40% - 1.30% (0.80%) 0.15% - 0.40% (0.25%)

	December 31, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets
Corporate securities	$3,041	Discounted cash flow	Credit spread	5.95% - 19.41% (14.52%)
Commercial mortgage-backed securities	8,134	Discounted cash flow	Credit spread	1.86% - 2.42% (2.18%)
Other asset-backed securities	13,564	Discounted cash flow	Credit spread	2.10% - 9.75% (5.70%)
Non-redeemable preferred stocks	6,612	Discounted cash flow	Credit spread	3.57% (3.57%)
Total assets	$31,351

Liabilities
Future policy benefits - indexed product embedded derivatives	$106,852	Discounted cash flow	Credit risk Risk margin	0.35% - 1.45% (0.80%) 0.15% - 0.40% (0.25%)

The tables above exclude certain securities with the fair value based on non-binding broker quotes for which we could not reasonably obtain the quantitative unobservable inputs.

Table of Content

Level 3 Financial Instruments Changes in Fair Value - Recurring Basis
	March 31, 2021
				Realized and unrealized gains (losses), net
	Balance, December 31, 2020	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Amort-ization included in net income	Balance, March 31, 2021
	(Dollars in thousands)
Assets
Corporate securities	$3,041	$1,001	$(2,547)	$(859)	$604	$2,280	$—	$(3)	$3,517
Residential mortgage-backed securities	—	21,868	—	—	(125)	—	—	—	21,743
Commercial mortgage-backed securities	8,134	—	(105)	—	(187)	—	—	—	7,842
Other asset-backed securities	21,190	3,000	(89)	—	(142)	—	(18,289)	—	5,670
Non-redeemable preferred stocks	6,612	—	—	—	64	—	—	—	6,676
Total assets	$38,977	$25,869	$(2,741)	$(859)	$214	$2,280	$(18,289)	$(3)	$45,448

Liabilities
Future policy benefits - indexed product embedded derivatives	$106,852	$3,211	$(4,868)	$(4,144)	$—	$—	$—	$—	$101,051

	March 31, 2020
				Realized and unrealized gains (losses), net
	Balance, December 31, 2019	Purchases	Disposals	Included in net income	Included in other compre-hensive income	Transfers into Level 3	Transfers out of Level 3 (1)	Amort-ization included in net income	Balance, March 31, 2020
	(Dollars in thousands)
Assets
Corporate securities	$6,588	$6,983	$(352)	$—	$(154)	$—	$(3,609)	$—	$9,456
Commercial mortgage-backed securities	12,780	—	(98)	—	(920)	—	(4,556)	—	7,206
Other asset-backed securities	9,755	3,054	(49)	—	(27)	—	(8,000)	(1)	4,732
Non-redeemable preferred stocks	6,927	—	—	—	(70)	—	—	—	6,857
Total assets	$36,050	$10,037	$(499)	$—	$(1,171)	$—	$(16,165)	$(1)	$28,251

Liabilities
Future policy benefits - indexed product embedded derivatives	$76,346	$4,891	$(997)	$(19,169)	$—	$—	$—	$—	$61,071

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

Table of Content

Valuation of our Financial Instruments Not Reported at Fair Value by Hierarchy Levels
	March 31, 2021
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair Value	Carrying Value
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$1,057,936	$1,057,936	$992,938
Policy loans	—	—	249,453	249,453	191,580
Other investments	—	39,041	1,273	40,314	40,314
Total assets	$—	$39,041	$1,308,662	$1,347,703	$1,224,832

Liabilities
Future policy benefits	$—	$—	$4,633,288	$4,633,288	$4,496,309
Supplementary contracts without life contingencies	—	—	280,318	280,318	266,905
Advance premiums and other deposits	—	—	276,848	276,848	276,848
Long-term debt	—	—	82,139	82,139	97,000
Liabilities related to separate accounts	—	—	685,970	685,970	686,968
Total liabilities	$—	$—	$5,958,563	$5,958,563	$5,824,030

	December 31, 2020
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair Value	Carrying Value
	(Dollars in thousands)
Assets
Mortgage loans	$—	$—	$1,074,939	$1,074,939	$994,101
Policy loans	—	—	271,963	271,963	195,666
Other investments	—	33,409	1,273	34,682	34,682
Total assets	$—	$33,409	$1,348,175	$1,381,584	$1,224,449

Liabilities
Future policy benefits	$—	$—	$4,739,739	$4,739,739	$4,348,539
Supplementary contracts without life contingencies	—	—	297,351	297,351	274,469
Advance premiums and other deposits	—	—	264,192	264,192	264,192
Long-term debt	—	—	80,975	80,975	97,000
Liabilities related to separate accounts	—	—	673,181	673,181	674,182
Total liabilities	$—	$—	$6,055,438	$6,055,438	$5,658,382

Level 3 Financial Instruments Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis, generally mortgage loans or real estate that have been deemed to be impaired during the reporting period. There were no mortgage loans or real estate impaired to fair value during the three months ended March 31, 2021 or March 31, 2020.

Table of Content
4. Defined Benefit Plan

We participate with affiliates and an unaffiliated organization in defined benefit pension plans, including a multiemployer plan. Our share of net periodic pension cost for the plans is recorded as expense in our consolidated statements of operations.

Components of Net Periodic Pension Cost for FBL and Affiliates Combined - Multiemployer Plan
	Three months ended March 31,
	2021	2020
	(Dollars in thousands)
Service cost	$1,457	$1,304
Interest cost	2,860	3,142
Expected return on assets	(5,647)	(5,262)
Amortization of actuarial loss	3,720	2,789
Net periodic pension cost	$2,390	$1,973

FBL Financial Group, Inc. share of net periodic pension costs	$689	$629

Components of Net Periodic Pension Cost for FBL and Affiliates Combined - Other Plans
	Three months ended March 31,
	2021	2020
	(Dollars in thousands)
Service cost	$88	$79
Interest cost	165	220
Amortization of actuarial loss	340	317
Net periodic pension cost	$593	$616

FBL Financial Group, Inc. share of net periodic pension costs	$362	$392

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

Commitments for Partnership Investments and Private Corporate Bond Investments

At March 31, 2021, we have unfunded investment commitments to limited partnerships and limited liability companies of $95.8 million and privately placed corporate securities commitments of $11.3 million.

Table of Content
6. Stockholders’ Equity

Share Repurchases

We periodically repurchase our Class A common stock under programs approved by our Board of Directors. These repurchase programs authorize us to make repurchases in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. Under these programs, we had no repurchases during the three months ended March 31, 2021 and 24,525 shares of stock for $0.8 million during the three months ended March 31, 2020. Completion of this program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice. At March 31, 2021, $26.3 million remains available for repurchase under the active repurchase program. Under the Merger Agreement, we have agreed not to repurchase any additional shares of our capital stock from the date of the Merger Agreement through the closing of the Merger, subject to certain exceptions, including pursuant to our equity awards plans.

Dividends
	Three months ended March 31,
	2021	2020
Class A and B common stock:
Cash dividends per common share	$0.52	$0.50
Special cash dividend per common share	—	1.50
Total common stock dividends per share	$0.52	$2.00

Series B preferred stock dividends per share	$0.0075	$0.0075

Special cash dividends paid to our Class A and Class B common shareholders totaled $37.0 million for the three months ended March 31, 2020.

Reconciliation of Outstanding Common Stock
	Class A		Class B		Total
	Shares	Dollars	Shares	Dollars	Shares	Dollars
	(Dollars in thousands)
Outstanding at January 1, 2020	24,652,802	$152,661	11,413	$72	24,664,215	$152,733
Stock-based compensation	2,500	245	—	—	2,500	245
Purchase of common stock	(24,525)	(152)	—	—	(24,525)	(152)
Outstanding at March 31, 2020	24,630,777	$152,754	11,413	$72	24,642,190	$152,826

Outstanding at January 1, 2021	24,384,109	$151,061	11,413	$72	24,395,522	$151,133
Stock-based compensation	1,000	73	—	—	1,000	73
Outstanding at March 31, 2021	24,385,109	$151,134	11,413	$72	24,396,522	$151,206

Table of Content

Accumulated Other Comprehensive Income, Net of Tax and Other Offsets

	Unrealized Net Investment Gains (Losses) on Fixed Maturities Available-for-Sale (1)		Underfunded Status of Postretirement Benefit Plans
	Without Non-Credit Impairment Losses	With Non-Credit Impairment Losses		Total
	(Dollars in thousands)
Balance at January 1, 2020	$363,020	$1,974	$(10,230)	$354,764
Other comprehensive loss before reclassifications	(104,594)	(1,550)	—	(106,144)
Reclassification adjustments	9,555	—	247	9,802
Balance at March 31, 2020	$267,981	$424	$(9,983)	$258,422

Balance at January 1, 2021	$596,335	$1,318	$(10,374)	$587,279
Other comprehensive income (loss) before reclassifications	(217,378)	291	—	(217,087)
Reclassification adjustments	(399)	—	267	(132)
Balance at March 31, 2021	$378,558	$1,609	$(10,107)	$370,060

(1)Includes the impact of taxes, deferred acquisition costs, value of insurance in force acquired, unearned revenue reserves and policyholder liabilities. See Note 2 to our consolidated financial statements for further information.

Accumulated Other Comprehensive Income Reclassification Adjustments
	Three months ended March 31, 2021
	Unrealized Net Investment Gains (Losses) on Fixed Maturities Available-for-Sale (1)		Underfunded Status of Postretirement Benefit Plans
	Without Non-Credit Impairment Losses	With Non-Credit Impairment Losses		Total
	(Dollars in thousands)
Realized capital losses on sales of fixed maturity securities	$720	$—	$—	$720
Change in allowance for credit losses on fixed maturity securities	(1,145)	—	—	(1,145)
Adjustments for assumed changes in deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	(80)	—	—	(80)
Net actuarial loss	—	—	338	338
Reclassifications before income taxes	(505)	—	338	(167)
Income taxes	106	—	(71)	35
Reclassification adjustments	$(399)	$—	$267	$(132)

	Three months ended March 31, 2020
	Unrealized Net Investment Gains (Losses) on Fixed Maturities Available-for-Sale (1)		Underfunded Status of Postretirement Benefit Plans
	Without Non-Credit Impairment Losses	With Non-Credit Impairment Losses		Total
	(Dollars in thousands)
Realized capital losses on sales of fixed maturity securities	$147	$—	$—	$147
Change in allowance for credit losses on fixed maturity securities	12,146	—	—	12,146
Adjustments for assumed changes in deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and policyholder liabilities	(198)	—	—	(198)
Net actuarial loss	—	—	313	313
Reclassifications before income taxes	12,095	—	313	12,408
Income taxes	(2,540)	—	(66)	(2,606)
Reclassification adjustments	$9,555	$—	$247	$9,802

(1)See Note 2 to our consolidated financial statements for further information.

Table of Content
7. Earnings per Share

Computation of Earnings per Common Share

	Three months ended March 31,
	2021	2020
	(Dollars in thousands, except per share data)
Numerator:
Net income attributable to FBL Financial Group, Inc.	$27,680	$(2,515)
Less: Dividends on Series B preferred stock	38	38
Income available to common stockholders	$27,642	$(2,553)

Denominator:
Weighted average shares - basic	24,480,106	24,762,820
Effect of dilutive securities - stock-based compensation	44	—
Weighted average shares - diluted	24,480,150	24,762,820

Earnings per common share	$1.13	$(0.10)
Earnings per common share - assuming dilution	$1.13	$(0.10)
There were no antidilutive stock options outstanding in any of the periods presented.

8. Segment Information

We analyze operations by reviewing financial information regarding our primary products that are aggregated into the Annuity and Life Insurance product segments. Our Corporate and Other segment consists of less significant business activities.
Our chief operating decision makers use pre-tax adjusted operating income to evaluate segment performance and allocate resources. Pre-tax adjusted operating income consists of pre-tax net income adjusted to exclude realized gains and losses on investments including the change in fair value of equity securities, the change in allowances for credit losses on investments, and the change in fair value of derivatives as the impact of these items can fluctuate greatly from period to period. These fluctuations make it difficult to analyze core operating trends. In addition, for derivatives not designated as hedges, there is a mismatch between the valuation of the asset and liability when deriving net income. For example, certain call options relating to our indexed annuity business are one-year assets while the embedded derivatives in the indexed contracts represent the rights of the contract holder to receive index credits over the entire period the indexed products are expected to be in force. We also exclude from pre-tax adjusted operating income, expenses related to the proposed merger discussed in Note 1 to the consolidated financial statements, as these expenses are not incurred in the normal course of our operations. Adjustments to pre-tax net income are net of amortization of unearned revenue reserves and deferred acquisition costs, as well as changes in interest sensitive product reserves. While not applicable for the periods reported herein, in determining pre-tax adjusted operating income we will also remove the impact of settlements or judgments arising from lawsuits, net of any recoveries from third parties, the cumulative effect of changes in accounting principles and discontinued operations.
Segment results are reported net of inter-segment transactions.

Table of Content

Financial Information Concerning our Operating Segments

	Three months ended March 31,
	2021	2020
	(Dollars in thousands)
Pre-tax adjusted operating income:
Annuity	$14,016	$12,019
Life Insurance	10,886	10,267
Corporate and Other	1,431	219
Total pre-tax adjusted operating income	26,333	22,505

Adjustments to pre-tax adjusted operating income:
Proposed acquisition transaction expense	(2,577)	—
Net realized gains/losses on investments (1)	340	(25,458)
Change in fair value of derivatives (1)	8,276	(2,582)
Pre-tax net income (loss) attributable to FBL Financial Group, Inc.	32,372	(5,535)
Income tax (expense) benefit	(3,687)	3,081
Tax on equity income	(1,005)	(61)
Net income (loss) attributable to FBL Financial Group, Inc.	$27,680	$(2,515)

Adjusted operating revenues:
Annuity	$52,981	$54,654
Life Insurance	112,404	107,215
Corporate and Other	24,308	24,040
	189,693	185,909
Net realized gains/losses on investments (1)	240	(25,666)
Change in fair value of derivatives (1)	1,493	(24,980)
Consolidated revenues	$191,426	$135,263

(1)Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred acquisition costs, interest sensitive product reserves and income taxes attributable to these items.

Interest expense is attributable to the Corporate and Other segment. Expenditures for long-lived assets were not significant during the periods presented above. Goodwill at March 31, 2021 and December 31, 2020 was allocated among the segments as follows: Annuity ($3.9 million) and Life Insurance ($6.1 million).

Equity income related to securities and indebtedness of related parties is attributable to the Life Insurance and Corporate and Other segments. The following chart provides the related equity income by segment.

Equity Income by Operating Segment
	Three months ended March 31,
	2021	2020
	(Dollars in thousands)
Pre-tax equity income:
Life Insurance	$4,524	$375
Corporate and Other	261	(86)
Total pre-tax equity income	4,785	289

Income taxes	(1,005)	(61)
Equity income, net of related income taxes	$3,780	$228

Premiums collected, which is not a measure used in financial statements prepared according to GAAP, includes premiums received on life insurance policies and deposits on annuities and universal life-type products. Premiums collected is a common life insurance industry measure of agent productivity. Net premiums collected totaled $153.0 million for the quarter ended March 31, 2021 and $154.0 million for the same period in 2020.

Table of Content
Under GAAP, premiums on whole life and term life policies are recognized as revenues over the premium-paying period and reported in the Life Insurance segment. The following chart provides a reconciliation of life insurance premiums collected to those reported in the GAAP financial statements.

Reconciliation of Traditional Life Insurance Premiums, Net of Reinsurance

	Three months ended March 31,
	2021	2020
	(Dollars in thousands)
Traditional and universal life insurance premiums collected	$85,505	$82,635
Premiums collected on interest sensitive products	(31,746)	(31,996)
Traditional life insurance premiums collected	53,759	50,639
Change in due premiums and other	(1,749)	(1,331)
Traditional life insurance premiums as included in the consolidated statements of operations	$52,010	$49,308

There is no comparable GAAP financial measure for premiums collected on annuities and universal life-type products. GAAP revenues for those interest sensitive and variable products consist of various policy charges and fees assessed on those contracts, as summarized in the chart below.

Interest Sensitive Product Charges by Segment
	Three months ended March 31,
	2021	2020
	(Dollars in thousands)
Annuity
Rider and other product charges	$1,841	$1,530
Surrender charges	273	356
Total	2,114	1,886

Life Insurance
Administration charges	5,715	5,443
Cost of insurance charges	13,345	13,379
Surrender charges	638	705
Amortization of policy initiation fees	573	852
Total	20,271	20,379

Corporate and Other
Administration charges	1,147	1,184
Cost of insurance charges	6,881	7,160
Surrender charges	10	32
Separate account charges	2,228	2,031
Amortization of policy initiation fees	152	549
Total	10,418	10,956

Impact of net realized gains/losses on investments and change in fair value of derivatives on amortization of unearned revenue reserves	(62)	(1,501)
Interest sensitive product charges as included in the consolidated statements of operations	$32,741	$31,720

Table of Content
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes a summary of FBL Financial Group, Inc.’s consolidated results of operations, financial condition and where appropriate, factors that management believes may affect future performance. Unless noted otherwise, all references to FBL Financial Group, Inc. (we or the Company) include all of its direct and indirect subsidiaries, including insurance subsidiaries Farm Bureau Life Insurance Company (Farm Bureau Life) and Greenfields Life Insurance Company. Please read this discussion in conjunction with the accompanying consolidated financial statements and related notes. In addition, we encourage you to refer to our Form 10-K for the year ended December 31, 2020 for a complete description of our significant accounting policies and estimates. Familiarity with this information is important in understanding our financial position and results of operations.

This Form 10-Q may include statements relating to anticipated financial performance, business prospects, new products and similar matters. These statements and others, which include words such as “expect,” “anticipate,” “believe,” “intend” and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. A variety of factors could cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. See Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2020, and Part II within this report for additional information on the risks and uncertainties that may affect the operations, performance, development and results of our business.

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

Merger Agreement

On May 2, 2021, the Company entered into an amendment (the Merger Agreement Amendment) to the Agreement and Plan of Merger, dated as of January 11, 2021 (the Original Agreement and, the Original Agreement as amended by the Merger Agreement Amendment, the Merger Agreement), by and among the Company, Farm Bureau Property & Casualty Insurance Company, an Iowa domiciled stock property and casualty insurance company (FBPCIC) and 5400 Merger Sub, Inc., an Iowa corporation (Merger Sub). Pursuant to the Merger Agreement, FBPCIC will acquire all of the outstanding Class A common shares, without par value, and Class B common shares, without par value (collectively, the Common Shares), of the Company that are not currently owned or controlled by FBPCIC or the Iowa Farm Bureau Federation, an Iowa non-profit corporation (IFBF). IFBF and FBPCIC currently own approximately 61% of the outstanding Common Shares. Pursuant to the transactions contemplated by the Merger Agreement, each outstanding Common Share of the Company (other than shares held by the Company in treasury or by any wholly-owned Company subsidiary, or held by Merger Sub or FBPCIC, or held by holders who have properly exercised dissenters’ rights under applicable Iowa law) will be converted into the right to receive $61.00 per

Table of Content
Common Share in cash, without interest and less any required withholding taxes. The Merger Agreement Amendment provided for an increase in the consideration to be received in exchange for the Common Shares in the amount of $5.00 per share, from $56.00 per share under the Original Agreement.

Consummation of the Merger is subject to certain specified closing conditions, including a non-waivable condition that the Merger Agreement be adopted by the affirmative vote of (i) holders of at least a majority of all outstanding Class A common shares and Series B preferred shares, voting together as a single class, (ii) holders of at least a majority of all outstanding Class B common shares and (iii) holders of at least a majority of all outstanding Common Shares held by all of the holders of outstanding Common Shares (excluding IFBF and its affiliates, FBPCIC and its affiliates, and the directors and officers of IFBF, FBPCIC and each of their respective affiliates), in each case, entitled to vote on such matter at a meeting of shareholders duly called and held for such purpose. The Company’s adjourned special meeting of shareholders to approve the proposal to adopt the Merger Agreement is expected to reconvene on May 21, 2021.

In addition, FBPCIC’s obligation to consummate the Merger is subject to the condition that no more than 5% of the Common Shares outstanding as of the effective time of the Merger (other than the Common Shares held by FBPCIC, IFBF, certain of their affiliates, their respective subsidiaries, the directors and officers of the foregoing persons and any holders of Common Shares which have failed to perfect, have effectively withdrawn or which otherwise have lost their rights to appraisal under Iowa law) shall have properly demanded and not withdrawn appraisal rights under Iowa law in connection with the Merger, as further described in the Merger Agreement. The obtaining of financing is not a condition to the obligations of FBPCIC or Merger Sub to effect the Merger.

Also on May 2, 2021, FBPCIC, IFBF and Merger Sub entered into an amendment (the Rollover Agreement Amendment) to the Rollover Agreement, dated as of January 11, 2021 (as amended by the Rollover Agreement Amendment, the Rollover Agreement) by and among the same parties. Pursuant to the Rollover Agreement, FBPCIC and IFBF will contribute to Merger Sub all of their Common Shares in exchange for the number of shares of common stock of Merger Sub set forth therein, and to fund the Merger consideration, FBPCIC will contribute approximately $528 million in cash to Merger Sub in exchange for shares of common stock of Merger Sub and IFBF will contribute approximately $47 million in cash to Merger Sub in exchange for shares of preferred stock of Merger Sub.

With respect to Merger Sub, under the terms of the Merger Agreement, at the effective time of the Merger, the Common Shares held by Merger Sub will automatically be cancelled and will cease to exist, each common share of Merger Sub will be converted into one common share of the surviving corporation and each preferred share of Merger Sub will be converted into one share of newly-designated Series C Cumulative Non-Voting Preferred Stock of the surviving corporation. At the effective time of the Merger, the Common Shares that are not currently controlled by FBPCIC or IFBF (other than shares held by the Company in treasury or by any wholly-owned Company subsidiary, or held by Merger Sub or FBPCIC, or held by holders who have properly exercised dissenters’ rights under applicable Iowa law) will be converted into the right to receive the Merger consideration. Each share of Series B Cumulative Voting Preferred Stock of the Company will remain outstanding in accordance with its terms following the effective time of the Merger.

Impact of COVID-19 and Recent Business Environment
Our business generally benefits from moderate to strong economic expansion. Conversely, a lackluster economy characterized by higher unemployment, lower family income, lower consumer spending, muted corporate earnings growth and lower business investment could adversely impact the demand for our products in the future. We also may experience a higher incidence of claims, lapses or surrenders of policies during such times. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations, cash flows or financial condition.
During the first quarter of 2021, the U.S. economy continued its recovery (S&P 500 was up +80% since March 23, 2020), driven by massive amounts of monetary and fiscal stimulus, optimism on vaccines and the reopening of the economy. This recovery follows the significant impact to the U.S. economy from COVID-19 beginning in the first quarter 2020, resulting in slowed economic growth, elevated unemployment and business interruption, particularly in the hospitality and travel sectors. Interest rates, which particularly impact our business declined significantly and continue to fluctuate. The following are key measures which partially illustrate the state of the U.S. economy:
•U.S. gross domestic product is estimated to have increased at an annual rate of 6.4% in the first quarter of 2021, compared to a 3.5% decrease during 2020.

Table of Content
•U.S. unemployment decreased to 6.0% at March 31, 2021, compared to 6.7% at December 31, 2020.
•The yield on the 10-year U.S. Treasury Note increased to 1.74% at March 31, 2021, from 0.93% at December 31, 2020.

The impact of COVID-19 and economic conditions on our Company includes:

FBL Operations

We have provided flexibility for our workforce by allowing up to 50% of our employees to return to work in our facilities. However, our workforce continues to work predominantly from their homes. For those that choose to work in our facilities, proper social distancing and other safeguards have been put in place to provide for the safety of our workforce and minimize the risk of business interruption.

Financial results

While mortality experience was in line with expectations for the first quarter of 2021, we continue to see elevated death claims associated with COVID-19. We incurred death benefits, net of reinsurance and reserves released, with COVID-19 reported as a cause of death totaling $4.1 million during the first quarter of 2021. We do not have an estimate of how many of these death claims would have been reported in the quarter regardless of COVID-19.

Financial position

Higher U.S. Treasury interest rates resulted in an decrease in the fair value of our fixed maturity securities during the three-month period ended March 31, 2021. The decrease in fair value of our fixed maturity securities resulted in an decrease in our book value per common share to $60.95 at March 31, 2021 from $69.24 at December 31, 2020.

Our capital position remains strong, with Farm Bureau Life’s company action level risk-based capital ratio estimated to be 531% at March 31, 2021.

Liquidity

Our liquidity position remains strong with cash being generated by operations and financing activities. In addition, a significant portion of our liquid fixed maturity securities are in an unrealized gain position. See the “Investments” and “Liquidity and Capital Resources” discussions that follow.

Table of Content
Results of Operations for the Periods Ended March 31, 2021 and 2020

	Three months ended March 31,
	2021	2020	Change
	(Dollars in thousands, except per share data)
Net income (loss) attributable to FBL Financial Group, Inc.	$27,680	$(2,515)	(1,201)%
Net income adjustments:
Proposed acquisition transaction expenses	2,577	—	—%
Net realized gains/losses on investments (1)	(269)	20,112	(101)%
Change in fair value of derivatives (1)	(6,537)	2,039	(421)%
Adjusted operating income (2)	$23,451	$19,636	19%

Pre-tax adjusted operating income:
Annuity segment	$14,016	$12,019	17%
Life Insurance segment	10,886	10,267	6%
Corporate and Other segment	1,431	219	553%
Total pre-tax adjusted operating income	26,333	22,505	17%
Income taxes on adjusted operating income	(2,882)	(2,869)	—%
Adjusted operating income (2)	$23,451	$19,636	19%

Earnings per common share - assuming dilution	$1.13	$(0.10)	(1,230)%
Adjusted operating income per common share - assuming dilution (2)	0.96	0.79	22%
Effective tax rate on adjusted operating income	11%	13%
Average invested assets, at amortized cost net of allowance for credit losses (3)	$8,708,466	$8,479,853	3%
Annualized yield on average invested assets (4)	4.75%	4.72%

Other data
Death benefits, net of reinsurance and reserves released, net of tax	$27,577	$23,550	17%
Estimated impact from separate account performance on amortization of deferred acquisition costs, deferred sales inducements and unearned revenue reserve, net of tax (5)	711	(2,686)	(126)%
Other investment-related income included in net investment income (1)(6)	1,572	454	246%

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

Net income increased in the first quarter of 2021, compared to the prior year period, primarily due to increases from changes in realized gains and losses on investments and fair value of derivatives. In addition, net income and pre-tax adjusted operating income increased in the first quarter of 2021, compared to the prior year period, due to an increase in equity income and the impact of market performance on variable product deferred acquisition cost amortization and reserves associated with guaranteed living withdrawal benefits. These increases were partially offset by an increase in death benefits. See the discussion that follows for details regarding pre-tax adjusted operating income by segment.

Table of Content
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
(4)Average aggregate individual annuity account value is a measure used to monitor business growth in our individual fixed and indexed annuity product lines and is calculated using a simple average of policyholder account values as of the beginning and end of the reporting period.
(5)Annualized yield is the actual annualized investment earnings during the reporting period divided by average invested assets. Annualized yield is used as a measure of investment performance during the reporting periods.
(6)Annualized average crediting rates consist of annualized interest credited and index credits applied to policyholders during the reporting period, along with amortization of call option costs and proceeds from sales or maturing call options associated with the call options that back our indexed products as a percentage of the simple average of policyholder account values as of the beginning of the reporting period and end of the reporting period, adjusted for interest credited during the period. Annualized average crediting rates along with annualized average investment yields provides a view of spread margin earned on the underlying products.
(7)Individual annuity withdrawal rate represents annualized withdrawal benefits incurred during the reporting period, excluding internal exchanges, as a percent of the simple average of related policy reserves at the beginning and end of the reporting period. The individual annuity withdrawal rate is a measure of customer retention.
(8)Average aggregate interest sensitive life account value is a measure used to monitor business growth in our universal life product lines and is calculated using a simple average of policyholder account values as of the beginning and end of the reporting period.
(9)Life insurance lapse and surrender rate represents the annualized face amount of policyholder lapses and surrenders, incurred during the reporting period, as a percent of the simple average of related insurance in force at the beginning and end of the reporting period. The life insurance lapse and surrender rate is a measure of customer retention.
(10)Average aggregate interest sensitive account value is a measure used to monitor business volume of our variable universal life and variable annuity product lines and is calculated using a simple average of policyholder account values allocated to the declared interest option as of the beginning and end of the reporting period.
(11)Amounts represent the estimated effect of market performance of policyholder funds invested in the separate accounts on actual and expected profits and the related impact on the value of deferred acquisition costs, deferred sales inducements and unearned revenue reserve.

Annuity Segment
	Three months ended March 31,
	2021	2020	Change
	(Dollars in thousands)
Adjusted operating revenues:
Interest sensitive product charges	$2,114	$1,886	12%
Net investment income	50,867	52,768	(4)%
Total adjusted operating revenues	52,981	54,654	(3)%

Adjusted operating benefits and expenses:
Interest sensitive product benefits	30,667	33,883	(9)%
Underwriting, acquisition and insurance expenses:
Commissions net of deferrals	201	421	(52)%
Amortization of deferred acquisition costs	2,415	2,646	(9)%
Amortization of value of insurance in force	147	175	(16)%
Other underwriting expenses	5,535	5,510	—%
Total underwriting, acquisition and insurance expenses	8,298	8,752	(5)%
Total adjusted operating benefits and expenses	38,965	42,635	(9)%
Pre-tax adjusted operating income	$14,016	$12,019	17%

Table of Content

Annuity Segment - continued
	Three months ended March 31,
	2021	2020	Change
	(Dollars in thousands)
Other data
Annuity premiums collected, direct (1)	$55,666	$58,099	(4)%
Policy liabilities and accruals, end of period	4,657,666	4,528,280	3%
Average invested assets, at amortized cost net of allowance for credit losses (2)	4,659,253	4,564,600	2%
Other investment-related income included in net investment income (3)	1,984	705	181%
Average aggregate individual annuity account value (4)	3,178,941	3,179,639	—%

Earned spread on individual annuity products:
Annualized yield on average invested assets (5)	4.49%	4.59%
Annualized average crediting rate (6)	2.48%	2.47%
Spread	2.01%	2.12%

Individual annuity withdrawal rate (7)	3.8%	5.2%

Pre-tax adjusted operating income for the Annuity segment increased in the first quarter of 2021, compared to the prior year period, primarily due to the impact of market performance on reserves associated with guaranteed living withdrawal benefits and an increase in other investment-related income, partially offset by reduced spread income earned from lower yields on invested assets.

The average aggregate account value for individual annuity contracts in force at March 31, 2021 remained level with the prior year period as continued sales and the crediting of interest were largely offset by product benefits and withdrawals. Premiums collected were lower in the first quarter of 2021, compared to the prior year period, due to decreased sales of indexed annuity products, partially offset by increased sales of fixed rate deferred annuity products. Individual fixed rate deferred annuity collected premiums were $29.1 million in the first quarter of 2021, compared to $22.9 million in the first quarter of 2020. Indexed annuity collected premiums were $24.9 million in the first quarter of 2021, compared to $32.6 million in the first quarter of 2020. To increase spread income given lower indexed annuity sales, we have increased the issuance of funding agreements with the Federal Home Loan Bank (FHLB) during the three months ended March 31, 2021. Outstanding funding agreements with FHLB totaled $726.0 million at March 31, 2021, compared to $585.2 million at December 31, 2020 and $597.5 million at March 31, 2020.

The annualized average yield on invested assets for individual annuities decreased in the three months ended March 31, 2021, compared to the prior year period, primarily due to lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments, compared with the average existing portfolio yield. The annualized average yield decrease was partially offset by higher other investment-related income. See the “Financial Condition” section for additional information regarding the yields obtained on investment acquisitions. Annualized average crediting rates on our individual annuity products increased slightly in the three months ended March 31, 2021, compared to the prior year period, primarily due to increased amortization of call option costs supporting our indexed annuity products, partially offset by a decrease in interest credited due to changes in our mix of business in force.

Table of Content

Life Insurance Segment
	Three months ended March 31,
	2021	2020	Change
	(Dollars in thousands)
Adjusted operating revenues:
Interest sensitive product charges and other income	$20,195	$20,332	(1)%
Traditional life insurance premiums	52,010	49,308	5%
Net investment income	40,199	37,575	7%
Total adjusted operating revenues	112,404	107,215	5%

Adjusted operating benefits and expenses:
Interest sensitive product benefits:
Interest and index credits	11,095	7,843	41%
Death benefits and other	17,156	16,371	5%
Total interest sensitive product benefits	28,251	24,214	17%
Traditional life insurance benefits:
Death benefits	29,798	26,098	14%
Surrender and other benefits	11,120	10,142	10%
Increase in traditional life future policy benefits	8,932	9,970	(10)%
Total traditional life insurance benefits	49,850	46,210	8%
Distributions to participating policyholders	1,605	2,529	(37)%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	5,184	4,832	7%
Amortization of deferred acquisition costs	4,066	2,419	68%
Amortization of value of insurance in force	369	370	—%
Other underwriting expenses	16,717	16,749	—%
Total underwriting, acquisition and insurance expenses	26,336	24,370	8%
Total adjusted operating benefits and expenses	106,042	97,323	9%
	6,362	9,892	(36)%
Equity income, before tax	4,524	375	1,106%
Pre-tax adjusted operating income	$10,886	$10,267	6%

Other data
Life premiums collected, net of reinsurance (1)	$85,505	$82,635	3%
Policy liabilities and accruals, end of period	3,253,413	3,106,864	5%
Life insurance in force, end of period	64,040,179	61,852,616	4%
Average invested assets, at amortized cost net of allowance for credit losses (2)	3,281,314	3,213,376	2%
Other investment-related income included in net investment income (3)	283	59	380%
Average aggregate interest sensitive life account value (8)	930,418	896,688	4%

Interest sensitive life insurance spread:
Annualized yield on average invested assets (5)	5.26%	4.99%
Annualized average crediting rate (6)	3.99%	3.87%
Spread	1.27%	1.12%

Life insurance lapse and surrender rates (9)	4.3%	4.5%
Death benefits, net of reinsurance and reserves released	$28,751	$25,668	12%

Pre-tax adjusted operating income for the Life Insurance segment increased in the first quarter of 2021, compared to the prior year period, primarily due to increases in equity income and growth in business in force, partially offset by increases in death benefits, net of reinsurance and reserves released, and amortization of deferred acquisition costs.

Equity income can fluctuate from period to period, see ‘Equity Income’ section as follows for additional information.

Table of Content
Amortization of deferred acquisition costs increased during the first quarter of 2021, compared to the prior year period, due to changes in actual and expected profits on the underlying business.

Death benefits, net of reinsurance and reserves released, increased in the first quarter of 2021, compared to the prior year period, due to an increase in the number of claims. Death benefits in the Life Insurance segment include COVID-19 related claims, net of reinsurance and reserves released, totaling $3.4 million for the first quarter of 2021 and $0.3 million in the first quarter of 2020.

The annualized average yield on invested assets for interest sensitive life insurance products increased in the three months ended March 31, 2021, compared to the prior year period, due to higher equity income, partially offset by lower yields on new investment acquisitions from premium receipts and reinvestment of the proceeds from maturing investments. See the “Financial Condition” section for additional information regarding the yields obtained on investment acquisitions. Annualized average crediting rates on our interest sensitive life insurance products increased in the three months ended March 31, 2021, compared to the prior year period, primarily due to increased amortization of call option costs supporting our indexed universal life products.

Corporate and Other Segment
	Three months ended March 31,
	2021	2020	Change
	(Dollars in thousands)
Adjusted operating revenues:
Interest sensitive product charges	$10,418	$10,956	(5)%
Net investment income	7,494	8,057	(7)%
Other income	6,396	5,027	27%
Total adjusted operating revenues	24,308	24,040	1%

Adjusted operating benefits and expenses:
Interest sensitive product benefits	9,303	7,626	22%
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	658	699	(6)%
Amortization of deferred acquisition costs	526	5,055	(90)%
Other underwriting expenses	1,619	1,777	(9)%
Total underwriting, acquisition and insurance expenses	2,803	7,531	(63)%
Interest expense	1,213	1,213	—%
Other expenses	9,886	7,421	33%
Total adjusted operating benefits and expenses	23,205	23,791	(2)%
	1,103	249	343%
Net loss attributable to noncontrolling interest	67	56	20%
Equity income (loss), before tax	261	(86)	(403)%
Pre-tax adjusted operating income	$1,431	$219	553%

Other data
Average invested assets, at amortized cost net of allowance for credit losses (2)	$767,899	$701,876	9%
Other investment-related income included in net investment income (3)	136	4	3,300%
Average aggregate interest sensitive account value (10)	365,836	358,936	2%
Death benefits, net of reinsurance and reserves released	5,903	4,343	36%
Estimated impact on pre-tax adjusted operating income from separate account performance on amortization of deferred acquisition costs, deferred sales inducements and unearned revenue reserve (11)	900	(3,400)	(126)%

Pre-tax adjusted operating income increased for the Corporate and Other segment in the first quarter of 2021, compared to the prior year period, primarily due to a decrease in amortization of deferred acquisition costs resulting from the impact of market performance on our variable business, partially offset by increases in death benefits and other expenses.

Death benefits, net of reinsurance and reserves released, increased in the first quarter of 2021, compared to the prior year period, primarily due to an increase in the number of claims. Death benefits in the Corporate and Other segment include

Table of Content
COVID-19 related claims, net of reinsurance and reserves released, totaling $0.7 million for the first quarter of 2021 and no noted impact in the first quarter of 2020.

Other income and other expenses include fees and expenses from sales of brokered products and operating results of our non-insurance subsidiaries, which include wealth management services, advisory, management and leasing activities. Other income and other expenses increased in the first quarter of 2021, compared to the prior year period, primarily due to expanding our wealth management business. The expansion of our wealth management business has increased administrative costs along with the costs of implementing a new delivery platform to allow for additional product offerings and an enhanced customer experience. Revenues associated with our wealth management business increased as we continue to develop this business, increasing $1.2 million in the first quarter of 2021, compared to the prior year period. Expenses, including commissions, associated with our wealth management expansion have increased $1.5 million in the first quarter of 2021, compared to the prior year period.

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

The level of gains and losses for these entities normally fluctuates from period to period depending on the prevailing economic environment, changes in the value of underlying investments held by the investment partnerships, the timing and success of initial public offerings or exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures. Equity income, net of related taxes, was $3.8 million for the first quarter of 2021 and $0.2 million for the same period in 2020. See Note 8 to our consolidated financial statements for further information.

Income Taxes on Adjusted Operating Income

The effective tax rate on adjusted operating income was 10.9% for the first quarter of 2021, compared with 12.7% for the first quarter of 2020. The effective tax rates differ from the federal statutory rate of 21% primarily due to the impact of LIHTC investments and tax-exempt investment income.

Components of income tax
	Three months ended March 31,
	2021	2020
	(Dollars in thousands)
Income tax benefit (expense)	$(3,687)	$3,081
Income tax expense on equity income	(1,005)	(61)
Income tax offset on net income adjustments	1,810	(5,889)
Income taxes on adjusted operating income	$(2,882)	$(2,869)

Income taxes on adjusted operating income before benefits of LIHTC investments	$(3,640)	$(3,752)
Amounts related to LIHTC investments	758	883
Income taxes on adjusted operating income	$(2,882)	$(2,869)

Table of Content

Impact of Adjustments to Net Income (Loss) Attributable to FBL
	Three months ended March 31,
	2021	2020
	(Dollars in thousands)
Realized gains (losses) on investments and change in fair value of equity securities and derivatives	$10,745	$(28,069)
Proposed acquisition transaction expenses	(2,577)	—
Offsets: (1)
Change in amortization	(890)	(176)
Reserve change on interest sensitive products	(1,239)	205
Income tax	(1,810)	5,889
Net impact of adjustments to net income (loss)	$4,229	$(22,151)
Net impact per common share - basic and assuming dilution	$0.17	$(0.89)

(1)The items excluded from adjusted operating income impact the amortization of deferred acquisition costs and unearned revenue reserve. Certain interest sensitive reserves as well as income taxes are also impacted.

Realized Gains (Losses) on Investments
	Three months ended March 31,
	2021	2020
	(Dollars in thousands)
Realized gains (losses) on investments:
Realized gains	$148	$12
Realized losses	(868)	(182)
Change in unrealized gains/losses on equity securities	(149)	(13,231)
Total allowance for credit losses	1,113	(12,261)
Net realized investment gains (losses)	$244	$(25,662)

The level of realized gains (losses) is subject to fluctuation from period to period due to movements in credit spreads and prevailing interest rates, changes in the economic environment, the timing of the sales of the investments generating the realized gains and losses, as well as the timing of allowances, recovery of allowances and unrealized gains and losses on equity securities. See “Financial Condition - Investments” and Note 2 to our consolidated financial statements for details regarding our unrealized gains and losses on available-for-sale securities at March 31, 2021 and December 31, 2020.

Change in Allowances Recognized in Net Income
	Three months ended March 31,
	2021	2020
	(Dollars in thousands)
Corporate securities:
Financial	$(1,260)	$5,430
Energy	—	6,716
Other asset-backed	115	—
Mortgage loans	32	115
Total allowance for credit (gains) losses reported in net income	$(1,113)	$12,261

See Note 2 “Investment Operations” to our consolidated financial statements for more detail on the allowance for credit losses.

Table of Content
Financial Condition

Investments

Our investment portfolio decreased 2.8% to $9,412.8 million at March 31, 2021 compared to $9,684.0 million at December 31, 2020. The portfolio decrease is due in part to a $400.4 million decrease in the net unrealized appreciation of fixed maturities. The decrease in unrealized appreciation is primarily due to an increase in market yields during the first quarter of 2021. Additional details regarding securities in an unrealized gain or loss position at March 31, 2021 are included in the discussion that follows and in Note 2 to our consolidated financial statements. Details regarding investment impairments are discussed above in the “Realized Gains (Losses) on Investments” section under “Results of Operations.”
We manage the investment portfolio to optimize risk-adjusted yield within the context of prudent asset-liability management. We evaluate multiple cash flow testing scenarios as part of this process. The Company’s investment policy calls for investing primarily in high quality fixed maturities and commercial mortgage loans.

Fixed Maturity Acquisitions Selected Information
	Three months ended March 31,
	2021	2020
	(Dollars in thousands)
Cost of acquisitions:
Corporate	$186,536	$123,877
Mortgage- and asset-backed	106,187	95,381
United States Government and agencies	10,165	—
Tax-exempt municipals	14,285	—
Total	$317,173	$219,258
Effective annual yield	2.91%	3.50%
Credit quality
NAIC 1 designation	62.8%	66.1%
NAIC 2 designation	33.4%	24.8%
Non-investment grade	3.8%	9.1%
Weighted-average life in years	21.0	7.0
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

A portion of the securities acquired during the three months ended March 31, 2021 and March 31, 2020 were acquired with the proceeds from advances on our funding agreements with the FHLB. The securities acquired to support these funding agreements often carry a lower average yield than securities acquired to support our other insurance products, due to the shorter maturity and relatively low interest rate paid on those advances. In addition, certain municipal securities acquired are exempt from federal income taxes, and accordingly have a higher actual return than reflected in the yields stated above. The average yield of the securities acquired, excluding the securities supporting the funding agreements and using a tax-adjusted yield for the municipal securities, was 3.13% during the three months ended March 31, 2021 and was 4.73% during the three months ended March 31, 2020.

Table of Content

Investment Portfolio Summary
	March 31, 2021		December 31, 2020
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities - available for sale:
Public	$5,920,167	62.9%	$6,139,811	63.4%
144A private placement	1,809,025	19.2	1,823,768	18.8
Private placement	298,891	3.2	320,108	3.3
Total fixed maturities - available for sale	8,028,083	85.3	8,283,687	85.5
Equity securities	88,564	0.9	88,281	0.9
Mortgage loans	992,938	10.6	994,101	10.4
Real estate	955	—	955	—
Policy loans	191,580	2.0	195,666	2.0
Short-term investments	42,252	0.5	63,062	0.7
Other investments	68,424	0.7	58,258	0.5
Total investments	$9,412,796	100.0%	$9,684,010	100.0%

As of March 31, 2021, 95.8% (based on carrying value) of the available-for-sale fixed maturities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of March 31, 2021, no single non-investment grade holding exceeded 0.2% of total investments.

Credit Quality by NAIC Designation and Equivalent Rating
		March 31, 2021		December 31, 2020
NAIC Designation	Equivalent Rating (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$5,163,977	64.3%	$5,440,737	65.7%
2	BBB	2,532,172	31.5	2,516,020	30.4
	Total investment grade	7,696,149	95.8	7,956,757	96.1
3	BB	261,219	3.3	256,122	3.1
4	B	56,382	0.7	57,746	0.7
5	CCC	10,046	0.1	10,036	0.1
6	In or near default	4,287	0.1	3,026	—
	Total below investment grade	331,934	4.2	326,930	3.9
	Total fixed maturities - available for sale	$8,028,083	100.0%	$8,283,687	100.0%

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

Table of Content

Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification
	March 31, 2021
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$351,378	$338,552	$44,589	$12,826	$(1,110)
Capital goods	337,515	296,289	33,807	41,226	(1,167)
Communications	164,341	150,376	20,528	13,965	(809)
Consumer cyclical	190,240	178,485	15,337	11,755	(806)
Consumer non-cyclical	666,542	639,653	84,771	26,889	(2,803)
Energy	434,097	391,989	41,336	42,108	(3,268)
Finance	748,046	697,013	67,869	51,033	(2,659)
Transportation	141,417	124,199	12,194	17,218	(669)
Utilities	851,939	757,159	121,353	94,780	(5,414)
Technology	175,294	156,795	17,164	18,499	(839)
Other	30,799	20,660	2,561	10,139	(791)
Total corporate securities	4,091,608	3,751,170	461,509	340,438	(20,335)
Mortgage- and asset-backed securities	2,527,892	2,129,202	144,817	398,690	(16,269)
United States Government and agencies	39,245	10,369	1,716	28,876	(6,822)
States and political subdivisions	1,369,338	1,287,650	147,496	81,688	(3,222)
Total	$8,028,083	$7,178,391	$755,538	$849,692	$(46,648)

	December 31, 2020
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$361,658	$358,786	$63,739	$2,872	$(102)
Capital goods	343,285	341,328	55,049	1,957	(43)
Communications	165,105	160,706	29,896	4,399	(78)
Consumer cyclical	193,800	189,287	24,883	4,513	(473)
Consumer non-cyclical	710,628	704,598	136,956	6,030	(905)
Energy	442,603	419,114	56,920	23,489	(1,724)
Finance	773,430	764,564	96,649	8,866	(693)
Transportation	144,760	144,621	22,195	139	(5)
Utilities	902,980	893,310	188,764	9,670	(219)
Technology	178,839	178,734	26,636	105	—
Other	21,179	21,179	2,899	—	—
Total corporate securities	4,238,267	4,176,227	704,586	62,040	(4,242)
Mortgage- and asset-backed securities	2,593,203	2,323,830	227,200	269,373	(7,113)
United States Government and agencies	36,252	12,622	2,887	23,630	(1,809)
States and political subdivisions	1,415,965	1,400,820	188,542	15,145	(785)
Total	$8,283,687	$7,913,499	$1,123,215	$370,188	$(13,949)

Table of Content

Credit Quality of Available-for-Sale Fixed Maturities with Unrealized Losses
		March 31, 2021
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$624,584	73.5%	$(32,814)	70.4%
2	BBB	160,731	18.9	(8,689)	18.6
	Total investment grade	785,315	92.4	(41,503)	89.0
3	BB	50,937	6.0	(3,797)	8.1
4	B	13,437	1.6	(1,348)	2.9
6	In or near default	3	—	—	—
	Total below investment grade	64,377	7.6	(5,145)	11.0
	Total	$849,692	100.0%	$(46,648)	100.0%

		December 31, 2020
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$269,478	72.8%	$(6,871)	49.3%
2	BBB	43,988	11.9	(1,397)	10.0
	Total investment grade	313,466	84.7	(8,268)	59.3
3	BB	41,906	11.3	(3,317)	23.8
4	B	14,812	4.0	(2,364)	16.9
6	In or near default	4	—	—	—
	Total below investment grade	56,722	15.3	(5,681)	40.7
	Total	$370,188	100.0%	$(13,949)	100.0%

Available-For-Sale Fixed Maturities with Unrealized Losses by Length of Time
	March 31, 2021
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$601,885	$—	$(26,429)
Greater than three months to six months	—	49,978	—	(2,045)
Greater than six months to nine months	25,532	80,015	(6,507)	(5,725)
Greater than nine months to twelve months	—	177	—	(1)
Greater than twelve months	—	138,753	—	(5,941)
Total	$25,532	$870,808	$(6,507)	$(40,141)

Table of Content

Available-For-Sale Fixed Maturities with Unrealized Losses by Length of Time
	December 31, 2020
	Amortized Cost		Gross Unrealized Losses
	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost	Fair Value is Less than 75% of Cost	Fair Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	$—	$63,287	$—	$(1,338)
Greater than three months to six months	—	112,343	—	(3,572)
Greater than six months to nine months	—	11,786	—	(180)
Greater than nine months to twelve months	—	80,799	—	(2,228)
Greater than twelve months	—	115,922	—	(6,631)
Total	$—	$384,137	$—	$(13,949)

Available-For-Sale Fixed Maturities with Unrealized Losses by Maturity Date
	March 31, 2021		December 31, 2020
	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Due in one year or less	$3,260	$(65)	$3,200	$(133)
Due after one year through five years	7,124	(55)	9,224	(21)
Due after five years through ten years	52,595	(1,811)	14,260	(1,349)
Due after ten years	388,023	(28,448)	74,131	(5,333)
	451,002	(30,379)	100,815	(6,836)
Mortgage- and asset-backed	398,690	(16,269)	269,373	(7,113)
Total	$849,692	$(46,648)	$370,188	$(13,949)

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

At each balance sheet date, we review and update our expectation of future prepayment speeds and the book value of the mortgage and other asset-backed securities purchased at a premium or discount is reset, if needed. See Note 1 to our consolidated financial statements included in Item 8 of our Form 10-K for the year ended December 31, 2020 for more detail on accounting for the amortization of premium and accrual of discount on mortgage-backed and asset-backed securities.

Our direct exposure to the Alt-A home equity and subprime first-lien sectors is limited to investments in structured securities collateralized by senior tranches of residential mortgage loans. We also have a partnership interest in one fund at March 31, 2021 and December 31, 2020, that owns securities backed by Alt-A home equity, subprime first-lien and adjustable rate mortgage collateral. The fund is reported as securities and indebtedness of related parties in our consolidated balance sheets with a fair value of $0.8 million at March 31, 2021 and at December 31, 2020. We do not own any direct investments in subprime lenders.

Table of Content

Mortgage- and Asset-Backed Securities by Collateral Type
	March 31, 2021			December 31, 2020
	Amortized Cost	Carrying Value	Percent of Fixed Maturities	Amortized Cost	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Government agency	$213,806	$233,951	2.9%	$202,989	$231,161	2.8%
Prime	385,235	399,332	5.0	384,638	405,016	4.9
Alt-A	54,758	64,722	0.8	56,717	66,139	0.8
Subprime	115,684	124,862	1.6	118,705	127,302	1.5
Commercial mortgage	1,014,949	1,079,827	13.5	991,944	1,136,333	13.7
Collateralized loan obligation	223,861	222,582	2.8	219,481	217,162	2.6
Non-mortgage	391,835	402,616	5.0	399,311	410,090	5.0
Total	$2,400,128	$2,527,892	31.6%	$2,373,785	$2,593,203	31.3%

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

Residential Mortgage-Backed Securities by NAIC Designation and Origination Year
	March 31, 2021
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$35,890	$37,586	$48,721	$63,544	$552,379	$578,002	$636,990	$679,132
2	3,436	3,429	—	—	—	—	3,436	3,429
3	583	566	123	121	2,370	2,410	3,076	3,097
4	4,403	3,781	491	389	—	—	4,894	4,170
5	—	—	6,876	8,447	—	—	6,876	8,447
6	3	3	—	—	—	—	3	3
Total	$44,315	$45,365	$56,211	$72,501	$554,749	$580,412	$655,275	$698,278

	December 31, 2020
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$37,892	$40,008	$53,930	$67,889	$537,274	$577,319	$629,096	$685,216
2	3,659	3,667	—	—	—	—	3,659	3,667
3	591	567	139	136	—	—	730	703
4	4,457	3,885	549	447	—	—	5,006	4,332
5	—	—	7,008	8,197	—	—	7,008	8,197
6	4	4	—	—	—	—	4	4
Total	$46,603	$48,131	$61,626	$76,669	$537,274	$577,319	$645,503	$702,119

Table of Content

The commercial mortgage-backed securities (CMBS) are primarily sequential securities. CMBS typically have cash flows that are less subject to refinance risk than residential mortgage-backed securities principally due to prepayment restrictions on many of the underlying commercial mortgage loans.

Commercial Mortgage-Backed Securities by NAIC Designation and Origination Year
	March 31, 2021
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$7,262	$8,046	$91,567	$106,622	$846,498	$890,599	$945,327	$1,005,267
2	—	—	40,875	45,032	21,521	22,129	62,396	67,161
3	—	—	—	—	7,226	7,399	7,226	7,399
Total (1)	$7,262	$8,046	$132,442	$151,654	$875,245	$920,127	$1,014,949	$1,079,827

	December 31, 2020
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$7,396	$8,453	$91,675	$113,610	$823,004	$934,637	$922,075	$1,056,700
2	—	—	41,084	49,229	21,544	22,987	62,628	72,216
3	—	—	—	—	7,242	7,417	7,242	7,417
Total (1)	$7,396	$8,453	$132,759	$162,839	$851,790	$965,041	$991,945	$1,136,333

(1)    The CMBS portfolio included government agency-backed securities with a carrying value of $849.7 million at March 31, 2021 and $911.4 million at December 31, 2020. Also included in the CMBS portfolio are military housing bonds totaling $157.6 million at March 31, 2021 and $170.0 million at December 31, 2020. These bonds are used to fund the construction of multi-family homes on United States military bases. The bonds are backed by a first mortgage lien on residential military housing projects.

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

Other Asset-Backed Securities by NAIC Designation and Origination Year
	March 31, 2021
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$2,940	$2,906	$115,494	$126,588	$467,101	$471,695	$585,535	$601,189
2	—	—	—	—	124,602	129,932	124,602	129,932
3	2,092	1,951	—	—	11,994	12,054	14,086	14,005
4	1,116	1,185	—	—	2,838	2,533	3,954	3,718
5	—	—	—	—	1,727	943	1,727	943
Total	$6,148	$6,042	$115,494	$126,588	$608,262	$617,157	$729,904	$749,787

Table of Content

Other Asset-Backed Securities by NAIC Designation and Origination Year
	December 31, 2020
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
1	$3,196	$3,120	$118,478	$129,822	$471,367	$475,762	$593,041	$608,704
2	—	—	—	—	123,376	127,292	123,376	127,292
3	2,204	2,045	—	—	11,965	11,995	14,169	14,040
4	1,179	1,256	—	—	2,846	2,401	4,025	3,657
5	—	—	—	—	1,727	1,058	1,727	1,058
Total	$6,579	$6,421	$118,478	$129,822	$611,281	$618,508	$736,338	$754,751

State and Political Subdivision Securities

State and political subdivision securities totaled $1,369.3 million, or 17.1% of total fixed maturities, at March 31, 2021, and $1,416.0 million, or 19.2% of total fixed maturities at December 31, 2020 and include investments in general obligation, revenue and municipal housing bonds. Our investment strategy is to utilize municipal bonds in addition to corporate bonds, as we believe they provide additional diversification and have historically low default rates compared with similarly rated corporate bonds. We evaluate the credit strength of the underlying issues on both a quantitative and qualitative basis, excluding insurance, prior to acquisition. The majority of the municipal bonds we hold are investment grade credits without consideration of insurance. Our municipal bonds are well diversified by type and geography with the top exposure being water and sewer revenue bonds. Our municipal bond holdings were trading at 111.8% of amortized cost at March 31, 2021. We do not hold any Puerto Rico-related bonds. Exposure to the state of Illinois and municipalities within the state accounted for 1.1% of our total fixed maturities at March 31, 2021. As of March 31, 2021, our Illinois-related portfolio holdings were rated investment grade and were trading at 117.6% of amortized cost.

Mortgage Loans

Mortgage loans totaled $992.9 million at March 31, 2021 and $994.1 million at December 31, 2020. Our mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. The total number of commercial mortgage loans outstanding was 213 at March 31, 2021 and 212 at December 31, 2020. In the first three months of 2021, new loans ranged from $2.9 million to $14.7 million in size, with an average loan size of $6.7 million, an average loan term of 13 years and an average net yield of 3.26%. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. The majority of our mortgage loans amortize principal, with 4.3% that are interest-only loans as of March 31, 2021. At March 31, 2021, the average loan-to-value of the current outstanding principal balance using the most recent appraised value was 49.9% and the weighted average debt service coverage ratio was 1.7 based on the results of our 2019 annual study. See Note 2 to our consolidated financial statements for further discussion regarding our mortgage loans.

Table of Content
Other Assets and Liabilities

	March 31, 2021	December 31, 2020	Percentage change
Selected other assets:
Cash and cash equivalents	70,854	12,882	450.0%
Reinsurance recoverable	108,640	115,168	(5.7)%
Deferred acquisition costs	282,682	176,085	60.5%
Other assets	155,996	152,929	2.0%
Assets held in separate accounts	686,968	674,182	1.9%
Selected other liabilities:
Future policy benefits	7,773,635	7,616,272	2.1%
Other policyholder funds	602,443	602,989	(0.1)%
Deferred income taxes	150,654	211,180	(28.7)%
Other liabilities	100,012	102,127	(2.1)%
Liabilities held in separate accounts	686,968	674,182	1.9%

Cash and cash equivalents increased primarily due to normal fluctuations in timing of payments made and received. Deferred acquisition costs increased compared to the prior year end primarily due to a $105.2 million decrease in the impact of the change in net unrealized appreciation on fixed maturity securities during the period. Assets and liabilities held in separate accounts increased due to investment earnings, partially offset by charges, surrenders and benefits on this closed block of business.

Future policy benefits increased primarily due to increases in our funding agreements with the FHLB. Deferred income taxes decreased primarily due to the tax impact of the change in unrealized appreciation/depreciation on investments.

Stockholders’ Equity

	March 31, 2021	December 31, 2020	Percentage change
	(dollars in thousands, except per share data)
Total FBL Financial Group, Inc. stockholders’ equity	$1,489,909	$1,692,099	(11.9)%
Common stockholders’ equity	1,486,909	1,689,099	(12.0)%

Book value per share	$60.95	$69.24	(12.0)%
Less: Per share impact of accumulated other comprehensive income	15.17	24.08	(37.0)%
Book value per share, excluding accumulated other comprehensive income (1)	$45.78	$45.16	1.4%

(1)Book value per share excluding accumulated other comprehensive income is a non-GAAP financial measure. Since accumulated other comprehensive income fluctuates from quarter to quarter due to unrealized changes in the fair value of investments caused principally by changes in market interest rates, we believe this non-GAAP financial measure provides useful supplemental information.

Our stockholders’ equity decreased compared to the prior year end primarily due to the change in unrealized appreciation on fixed maturity securities during the period and dividends paid, partially offset by net income.

Table of Content
Liquidity and Capital Resources

Cash Flows

During the first three months of 2021, our operating activities generated cash flows totaling $36.5 million, consisting of net income of $27.6 million adjusted for non-cash operating revenues and expenses netting to $8.9 million. We used cash of $120.1 million in our investing activities during the 2021 period. The primary uses were $383.3 million of investment acquisitions, mostly in fixed maturity securities, partially offset by $246.2 million in sales, maturities and repayments of investments. Our financing activities provided cash of $141.6 million during the 2021 period. The primary financing source was $259.5 million in receipts from interest sensitive products credited to policyholder account balances, which was offset by $105.2 million for return of policyholder account balances on interest sensitive products and $12.7 million for dividends paid to stockholders. The change in policyholder account balances includes a net increase of $140.8 million in funding agreements with the FHLB during the first three months of 2021.

Sources and Uses of Capital Resources

Parent company cash inflows from operations consist primarily of fees that it charges various subsidiaries and affiliates for management of their operations, expense reimbursements and tax settlements from subsidiaries and affiliates, investment income, and dividends from subsidiaries, if declared and paid. Revenue sources for the parent company during the three months ended March 31, 2021 included management fees from subsidiaries and affiliates totaling $2.0 million and dividends of $12.5 million. Cash outflows are principally for salaries, taxes and other expenses related to providing management services, contributions to non-insurance subsidiaries, dividends on outstanding stock, stock repurchases and interest on our parent company debt. During the first quarter 2021, our parent company also incurred $2.6 million in expenses related to the proposed merger transaction discussed in Note 1 to our consolidated financial statements.

We paid regular cash dividends on our common and preferred stock during the three-month period ended March 31 totaling $12.7 million in 2021 and $12.4 million in 2020. In addition, we paid a special $1.50 per common share cash dividend totaling $37.0 million in March 2020. Under the Merger Agreement, the Company is permitted to declare and pay, and has agreed to declare and pay, quarterly cash dividends of $0.52 per share of common stock. Common stock dividend rates are analyzed quarterly and are dependent upon our capital and liquidity positions. In addition, alternative uses of excess capital may impact future dividend levels. Assuming these quarterly dividend rates, the common and preferred dividends would total approximately $38.2 million for the remainder of 2021. The parent company expects to have sufficient resources and cash flows to meet its interest and dividend payments throughout 2021. The parent company had available cash and investments totaling $28.1 million at March 31, 2021. The parent company expects to rely on available cash resources, dividends from Farm Bureau Life and management fee income to make dividend payments to its stockholders, interest payments on its debt and to fund any capital initiatives such as stock repurchases. In addition, our parent company and Farm Bureau Life have entered into a reciprocal line of credit arrangement, which provides additional liquidity for either entity up to $20.0 million. We had no material commitments for capital expenditures as of March 31, 2021.

As discussed in Note 6 to our consolidated financial statements, we have periodically taken advantage of opportunities to repurchase our outstanding Class A common stock through Class A common stock repurchase programs approved by our Board of Directors. At March 31, 2021, $26.3 million remains available for repurchase under the current Class A common stock repurchase program. Under this program, we had no repurchases during the three months ended March 31, 2021. Completion of this program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice. Under the Merger Agreement, we have agreed not to repurchase any additional shares of our capital stock from the date of the Merger Agreement through the closing of the Merger, subject to certain exceptions, including pursuant to our equity awards plans.

Interest payments on our debt totaled $1.2 million for the three months ended March 31, 2021 and March 31, 2020. Interest payments on our debt outstanding at March 31, 2021 are estimated to be $3.6 million for the remainder of 2021.

Farm Bureau Life’s cash inflows primarily consist of premiums; deposits to policyholder account balances; income from investments; sales, maturities and calls of investments; and repayments of investment principal. Farm Bureau Life’s cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, current operating expenses and dividends. Life insurance companies generally produce a positive cash flow that may be measured by the degree to which cash inflows are adequate to meet benefit

Table of Content
obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. Continuing operations and financing activities from Farm Bureau Life relating to interest sensitive products provided funds totaling $199.8 million for the three months ended March 31, 2021 and $135.8 million for the prior year period.

Farm Bureau Life’s ability to pay dividends to the parent company is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. At December 31, 2020, Farm Bureau Life’s statutory unassigned surplus was $494.6 million. There are certain additional limits on the amount of dividends that may be paid within a year without approval of the Insurance Division, Department of Commerce of the State of Iowa as discussed in Note 7 to our consolidated financial statements included in Item 8 of our Form 10-K for the year ended December 31, 2020. During the remainder of 2021, the maximum amount legally available for distribution to the parent company without further regulatory approval is $74.9 million.

We manage the amount of capital held by our insurance subsidiaries to ensure they meet regulatory requirements. State laws specify regulatory actions if an insurer’s risk-based capital (RBC) ratio, a measure of solvency, falls below certain levels. The NAIC has a standard formula for annually assessing RBC based on the various risk factors related to an insurance company’s capital and surplus, including insurance, business, asset and interest rate risks. The insurance regulators monitor the level of RBC against a statutory “authorized control level” RBC at which point regulators have the option to assume control of the insurance company. The company action level RBC is 200% of the authorized control level and is the first point at which any action would be triggered. Our adjusted capital and RBC is reported to our insurance regulators annually based on formulas that may be revised throughout the year. We estimate our adjusted capital and RBC quarterly; however, these estimates may differ from actual results. As of March 31, 2021, Farm Bureau Life’s statutory total adjusted capital is estimated at $721.5 million, resulting in an RBC ratio of 531%, based on company action level capital of $135.9 million.

On a consolidated basis, we anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. However, there can be no assurance that future experience regarding benefits and surrenders will be similar to historic experience since benefits and surrender levels are influenced by such factors as the interest rate environment, our financial strength ratings, the economy and other factors that impact policyholder behavior. COVID-19 continues to have a significant impact to the U.S. economy. Although there have been economic impacts associated with COVID-19, we expect to continue generating sufficient funds from operations to maintain sufficient liquidity. Our investment portfolio at March 31, 2021, included $42.3 million of short-term investments, $70.9 million of cash and cash equivalents and $1,861.6 million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value. In addition, Farm Bureau Life is a member of the FHLB, which provides a source for additional liquidity, if needed. This membership allows us to utilize fixed or floating rate advances offered by the FHLB and secured by qualifying collateral. Our total capacity to utilize such advances is impacted by multiple factors including the market value of eligible collateral, our level of statutory admitted assets and excess reserves and our willingness or capacity to hold activity-based FHLB common stock.

Merger Agreement

Under the Merger Agreement, we are required to pay a termination fee of up to $20.1 million, if the Merger Agreement is terminated in specified circumstances, and reimburse the out-of-pocket expenses of FBPCIC, Merger Sub and their respective affiliates up to a maximum of $5.3 million, if the Merger Agreement is terminated in specified circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks of Financial Instruments

There have been no material changes in the market risks from the information provided in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Form 10-K for the fiscal year ended December 31, 2020.

The COVID-19 pandemic presents additional uncertainty to financial markets. See Item II, Management’s Discussion and Analysis, “Impact of COVID-19 and Recent Business Environment.”

Table of Content
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

Our internal control over financial reporting changes from time-to-time as we modify and enhance our systems and processes to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. While changes have taken place in our internal controls during the quarter ended March 31, 2021, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

The performance of our company is subject to a variety of risks that you should review. Occurrence of these risks could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. Please refer to Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

We are supplementing the risk factors previously disclosed in such report as follows:

Risks relating to the proposed Merger

The proposed Merger may not be completed within the expected timeframe, or at all, and the failure to complete the Merger could adversely affect our business and the market price of our common stock.

On May 2, 2021, we entered into the Merger Agreement Amendment, which amended the Original Agreement. The Merger Agreement is an executory contract subject to closing conditions beyond our control, and there is no guarantee that these conditions will be satisfied in a timely manner or at all.

Completion of the Merger is subject to various conditions, including the adoption of the Merger Agreement by the affirmative vote of (i) holders of at least a majority of all outstanding Class A common shares and Series B preferred shares, voting together as a single class, (ii) holders of at least a majority of all outstanding Class B common shares and (iii) holders of at least a majority of all outstanding Common Shares held by all of the holders of outstanding Common Shares (excluding IFBF and its affiliates, FBPCIC and its affiliates, and the directors and officers of IFBF, FBPCIC and each of their respective affiliates), in each case, entitled to vote on such matter at a meeting of shareholders duly called and held for such purpose (the Required Shareholder Vote), among other things. If any of the conditions to the proposed Merger are not satisfied (or waived by the other party), the Merger may not be completed. In addition, the Merger Agreement may be terminated under certain specified circumstances, including if the Merger has not been consummated on or prior to July 11, 2021 (unless automatically extended to September 11, 2021 if all closing conditions are satisfied other than receipt of the required regulatory consents). Failure to complete the Merger could adversely affect our business and the market price of our common stock in a number of ways, including the following:

•If the Merger is not completed, and there are no other parties willing and able to acquire the Company at a price of $61.00 per share or higher, on terms acceptable to us, our stock price may decline as our stock has recently traded at prices based on the proposed per share consideration for the Merger.

Table of Content
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
•Upon termination of the Merger Agreement by FBPCIC under specified circumstances, we would be required to pay a termination fee of $20,127,059.
•Upon termination of the Merger Agreement by the Company or FBPCIC because the Required Shareholder Vote is not obtained, we would be required to pay FBPCIC $5,279,229 as a reimbursement of expenses.

The Merger Agreement contains provisions that could discourage or make it difficult for a third party to acquire us prior to the completion of the proposed Merger.

The Merger Agreement contains provisions that restrict our ability to entertain a third party proposal to acquire us. These provisions include the general prohibition on initiating, soliciting, or knowingly facilitating or assisting any inquiries or the making of any proposal or offer that is, or would reasonably be expected to lead to, any acquisition proposal, subject to certain exceptions. We are also required to pay a termination fee of up to $20,127,059 if the Merger Agreement is terminated in specified circumstances, including if our board of directors takes certain actions recommending against the Merger. These provisions might discourage an otherwise-interested third party from proposing an acquisition proposal, even one that may be deemed of greater value than the proposed Merger to our shareholders. Furthermore, even if a third party elects to propose an acquisition, our obligation to pay a termination fee may result in that third party offering a lower value to our shareholders than such party might otherwise have offered.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Repurchases of Equity Securities

We had no issuer repurchases of equity securities for the quarter ended March 31, 2021. We have $26.3 million available under the repurchase program announced on March 1, 2018, which will expire March 31, 2022. The program authorizes us to make repurchases of Class A common stock in the open market or through privately negotiated transactions, with the timing and terms of the purchases to be determined by management based on market conditions. Completion of the program is dependent on market conditions and other factors. There is no guarantee as to the exact timing of any repurchases or the number of shares, if any, that we will repurchase. The share repurchase program may be modified or terminated at any time without prior notice. Under the Merger Agreement, we have agreed not to repurchase any additional shares of our capital stock from the date of the Merger Agreement through the closing of the Merger, subject to certain exceptions, including pursuant to our equity awards plans.

Table of Content
ITEM 6. EXHIBITS

(a) Exhibits:

2.1
Agreement and Plan of Merger, dated as of January 11, 2021, by and among Fam Bureau Property and Casualty Insurance Company, 5400 Merger Sub, Inc. and FBL Financial Group, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on January 11, 2021 (SEC File No. 001-11917)).

2.1(a)
Amendment No. 1 to the Agreement and Plan of Merger, dated as of May 2, 2021, by and among Farm Bureau Property and Casualty Insurance Company, 5400 Merger Sub, Inc. and FBL Financial Group, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on May 3, 2021 (SEC File No. 001-11917)).

2.2
Rollover Agreement, dated as of January 11, 2021, by and among 5400 Merger Sub, Inc. and the shareholders of FBL Financial Group, Inc. listed on Schedule I thereto (incorporated by reference to Exhibit 2.2 to the Form 8-K filed on January 11, 2021 (SEC File No. 001-11917)).

2.2(a)
Amendment No. 1 to Rollover Agreement, dated as of May 2, 2021, by and among 5400 Merger Sub, Inc. and the shareholders of FBL Financial Group, Inc. listed on Schedule I thereto (incorporated by reference to Exhibit 2.2 to the Form 8-K filed on May 3, 2021 (SEC File No. 001-11917)).

10.1*+	Form of 2021 Restricted Stock Unit Agreement between the Company and participants
10.2*+	Form of 2021 Restricted Surplus Unit Agreement between the Company and participants
10.3
Cooperation and Support Agreement, dated as of May 2, 2021, by and among Capital Returns Management, LLC, Ronald Bobman, Farm Bureau Property and Casualty Insurance Company, the Iowa Farm Bureau Federation and FBL Financial Group, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 3, 2021 (SEC File No. 001-11917)).

31.1+	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101+	Interactive Data Files formatted in iXBRL (Inline eXtensible Business Reporting Language) from FBL Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2021 as follows: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Financial Statements
104	Cover Page Interactive Data File formatted as iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

+	Filed herewith
*	Exhibit relates to a compensatory plan for management or directors.

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2021

FBL FINANCIAL GROUP, INC.

By	/s/ Daniel D. Pitcher
Daniel D. Pitcher
Chief Executive Officer (Principal Executive Officer)

By	/s/ Donald J. Seibel
Donald J. Seibel
Chief Financial Officer and Treasurer (Principal Financial Officer)

By	/s/ Anthony J. Aldridge
Anthony J. Aldridge
Chief Accounting Officer (Principal Accounting Officer)